Form 10-Q
period 1996-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1996-05-14
CIK 916230, 916310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


               PROTECTION ONE, INC.( COMMISSION FILE NO. 0-24780)
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER AND ITS COMMISSION
                                  FILE NUMBER)

                  DELAWARE                             93-1063818
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

               6011 BRISTOL PARKWAY, CULVER CITY, CALIFORNIA 90230
                                 (310) 338-6930

   (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                    REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


     PROTECTION ONE ALARM MONITORING, INC.(COMMISSION FILE NO. 33-73002-01) (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER AND ITS COMMISSION
                                  FILE NUMBER)

                   DELAWARE                            93-1064579
        (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)

               6011 BRISTOL PARKWAY, CULVER CITY, CALIFORNIA 90230
                                 (310) 338-6930

   (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                    REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      As of May 8, 1996, Protection One, Inc. had outstanding 12,306,450 shares of Common Stock, par value $.01 per share. At such date, Protection One Alarm Monitoring, Inc. had outstanding 100 shares of Common Stock, par value $.10.

      Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format provided for therein.

                                     PART I
                              FINANCIAL INFORMATION
                      PROTECTION ONE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

ITEM 1.    FINANCIAL STATEMENTS

                                                                  September 30,       March 31,
                                                                      1995              1996
                                                                  ------------        ---------
                                     ASSETS

Current assets:
      Cash and cash equivalents                                     $   1,256        $   4,833
      Receivables, net                                                  5,806            7,770
      Inventories                                                       3,125            2,932
      Prepaid expenses                                                    547              955
                                                                    ---------        ---------
           Total current assets                                        10,734           16,490
      Property and equipment, net                                       5,307            7,223
      Subscriber accounts, intangibles and goodwill, net              162,239          202,178
      Deposits                                                            389              419
                                                                    ---------        ---------
                                                                    $ 178,669        $ 226,310
                                                                    =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                             $       1        $       1
      Accounts payable                                                  2,078            2,494
      Accrued salaries, wages and benefits                              1,401            1,227
      Accrued interest                                                    318              367
      Other accruals                                                      210               58
      Purchase holdbacks                                                4,949           10,670
      Acquisition transition costs                                        970            2,068
      Other current liabilities                                           800              627
      Deferred revenue                                                  9,166           11,592
                                                                    ---------        ---------
           Total current liabilities                                   19,893           29,104
      Long-term debt, net of current portion                          146,023          168,290
      Other liabilities                                                   279              787
                                                                    ---------        ---------
           Total liabilities                                          166,195          198,181
                                                                    ---------        ---------
      Commitments and contingencies (Note 12)
      Redeemable preferred stock, redemption value $6,127 at
         September 30, 1995                                             6,127
      Stockholders' equity:
           Common Stock, $.01 par value, 24,000,000 shares
           authorized, 9,115,410 and 12,297,147 shares issued
           and outstanding at September 30,1995 and
           March 31, 1996, respectively                                    90              123
          Additional paid-in capital                                   41,829           70,817
          Accumulated deficit                                         (35,572)         (42,811)
                                                                    ---------        ---------
                Total stockholders' equity                              6,347           28,129
                                                                    ---------        ---------
                                                                    $ 178,669        $ 226,310
                                                                    =========        =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                       Six months ended March 31,
                                                                     -----------------------------
                                                                       1995                 1996
                                                                       ----                 ----

Revenues:
      Monitoring and service                                         $ 20,846             $ 29,523
      Other                                                             4,434                3,655
                                                                     --------             --------
           Total revenues                                              25,280               33,178

Cost of revenues:
      Monitoring and service                                            5,279                8,191
      Other                                                             3,985                3,174
                                                                     --------             --------
           Total cost of revenues                                       9,264               11,365
                                                                     --------             --------
           Gross profit                                                16,016               21,813
Selling, general and administrative expenses                            5,473                6,556
Acquisition and transition expenses                                     1,687                1,927
Amortization of subscriber accounts and goodwill                        6,837               10,061
                                                                     --------             --------
           Operating income                                             2,019                3,269
Other expenses:
      Interest expense, net                                             5,072                1,856
      Amortization of debt issuance costs                                 500                  615
      Amortization of OID                                                 122                8,018
      Loss on sales of assets                                                                   19
                                                                     --------             --------
           Loss before income taxes and cumulative effect
             of change in accounting method, net of taxes              (3,675)              (7,239)
Income tax benefit                                                      1,380                 --
                                                                     --------             --------
           Loss before cumulative effect of change in
             accounting method, net of taxes                           (2,295)              (7,239)
Cumulative effect of change in accounting method, net of taxes         (1,955)                --
                                                                     --------             --------
      Net loss                                                         (4,250)              (7,239)
Preferred stock dividends                                                 614                  248
Accretion of redeemable preferred stock                                   796                 --
                                                                     --------             --------
      Loss attributable to common stock                              $ (5,660)            $ (7,487)
                                                                     ========             ========

Loss per common share:
      Before cumulative effect of change in accounting method        $  (0.44)            $  (0.75)
      Net loss per share                                             $  (0.67)            $  (0.75)







                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                               Three months ended March 31,
                                                               ----------------------------
                                                                 1995                1996
                                                               --------            --------

Revenues:
      Monitoring and service                                   $ 11,125            $ 15,695
      Other                                                       2,183               1,971
                                                               --------            --------
           Total revenues                                        13,308              17,666

Cost of revenues:
      Monitoring and service                                      2,820               4,346
      Other                                                       1,985               1,611
                                                               --------            --------
           Total cost of revenues                                 4,805               5,957
                                                               --------            --------
           Gross profit                                           8,503              11,709
Selling, general and administrative expenses                      2,939               3,427
Acquisition and transition expenses                                 816               1,172
Amortization of subscriber accounts and goodwill                  3,683               5,284
                                                               --------            --------
           Operating income                                       1,065               1,826
Other expenses:
      Interest expense, net                                       2,712                 921
      Amortization of debt issuance costs                           257                 309
      Amortization of OID                                            61               4,077
      Loss on sales of assets                                                            19
                                                               --------            --------
           Loss before income tax                                (1,965)             (3,500)
Income tax benefit                                                  728                --
                                                               --------            --------
           Net loss                                              (1,237)             (3,500)
Preferred stock dividends                                           184                  79
                                                               --------            --------
      Loss attributable to common stock                        $ (1,421)           $ (3,579)
                                                               ========            ========

      Net loss per share                                       $  (0.16)           $  (0.33)





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                Six months ended March 31,
                                                                               ----------------------------
                                                                                 1995                1996
                                                                               --------            --------

Cash flows from operating activities:
  Net loss                                                                     $ (4,250)           $ (7,239)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
      Depreciation                                                                  471                 780
      Amortization of subscriber accounts and goodwill                            6,837              10,061
      Amortization of debt issuance costs                                           500                 615
      Amortization of OID                                                           122               8,018
      Cumulative effect of change in accounting method                            1,955                --
      Deferred tax benefit                                                       (1,380)               --
      Provision for doubtful accounts                                               896               1,039
  Changes in assets and liabilities, net of effects of acquisitions:
      Receivables                                                                   361              (3,005)
      Inventories                                                                  (343)                271
      Prepaid expenses and deposits                                                (898)               (438)
      Accounts payable                                                             (758)                416
      Accrued liabilities                                                          (170)               (355)
      Deferred revenue                                                             (475)                352
                                                                               --------            --------
           Net cash provided by operating activities                              2,868              10,515
                                                                               --------            --------

  Cash flows from investing activities:
      Purchases of property and equipment                                        (1,222)             (2,387)
      Acquisitions, net of cash received                                        (24,147)            (38,776)
      Payments on purchase holdbacks                                               (934)                (50)
      Deferred acquisition payments                                              (1,463)             (1,295)
      Acquisition transition costs                                               (1,077)             (1,525)
      Payment of other liabilities                                                  (52)               --
                                                                               --------            --------
           Net cash used in investing activities                                (28,895)            (44,033)
                                                                               --------            --------

  Cash flows from financing activities:
      Payments on long-term debt                                                (16,355)            (23,828)
      Proceeds from long-term debt                                               31,043              38,077
      Debt and equity issuance costs                                               (582)               (634)
      Payments on shareholders' notes receivable                                     47                --
      Issuance of preferred and common stock and warrants                        18,301              23,648
      Redemption of preferred stock                                                 (82)               --
      Cash dividends paid                                                        (2,471)               (168)
                                                                               --------            --------
           Net cash provided by financing activities                             29,901              37,095
                                                                               --------            --------
           Net increase in cash and cash equivalents                              3,874               3,577

  Cash and cash equivalents:

      Beginning of period                                                         1,057               1,256
                                                                               --------            --------
      End of period                                                            $  4,931            $  4,833
                                                                               ========            ========

  Interest paid during the period                                              $  5,075            $  1,500
                                                                               ========            ========

  Supplemental disclosure (see Note 9)




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.   THE COMPANY; INTERIM FINANCIAL INFORMATION:

      The accompanying financial statements of Protection One, Inc. ("POI") and its subsidiaries (the "Company") include the accounts of POI, POI's wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Monitoring"), and Monitoring's former wholly owned subsidiary, Protection One Alarm Services, Inc. ("Services"). On May 13, 1996, Services was merged into Monitoring. The assets, results of operations and stockholder's equity of Monitoring comprise substantially all of the assets, results of operations and stockholders' equity of the Company on a consolidated basis. See Note 13 for separate consolidated financial information of Monitoring.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandates adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on December 28, 1995.

   The results of operations for the six month and three month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   CHANGE IN ACCOUNTING METHOD:

     In the third quarter of fiscal 1995, the Company changed its method of accounting for certain subscriber account acquisition and transition costs, effective as of October 1, 1994. Under the new method, the Company's personnel and related support costs and duplicative costs incurred solely in support of acquiring and transitioning subscriber accounts are expensed as incurred.

     The new method is consistent with the guidelines adopted by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue 95-3, Recognition of Liabilities in Conjunction with Purchase Business Combinations.

     The consolidated financial statements for the year ended September 30, 1995 reflect the change in accounting method as of October 1, 1994. The effect of the change on such year was to increase the loss before cumulative effect of the accounting change, net loss and loss attributable to Common Stock by approximately $1.5 million or $0.17 per share. The cumulative effect of the change as of October 1, 1994 was approximately $1.95 million or $0.23 per share, net of income taxes of approximately $1.2 million, and is reported separately in the consolidated statement of operations for the year ended September 30, 1995.

3.   RECEIVABLES:

     Receivables, which consist primarily of trade accounts receivable of $10,731 at March 31, 1996 and $8,309 at September 30, 1995, have been reduced by allowances for doubtful accounts of $2,961 and $2,503, respectively. Included in receivables and deferred revenue at March 31, 1996 and September 30, 1995 are April 1996 and October 1995 invoices billed in advance of the periods in which services are provided totaling $5,334 and $4,667, respectively. The provisions for doubtful accounts for the three months ended March 31, 1996 and March 31, 1995 were $632 and $264, respectively. The provisions for doubtful accounts for the six months ended March 31, 1996 and March 31, 1995 were $1,039 and $896, respectively.

4.   SUBSCRIBER ACCOUNTS, INTANGIBLES AND GOODWILL:

     Subscriber accounts, intangibles and goodwill (at cost) consist of the following (dollar amounts in thousands):

                                                   September 30,          March 31,
                                                       1995                 1996
                                                       ----                 ----
        Acquired subscriber accounts                $ 184,463            $ 234,952
        Debt issuance costs                             7,405                7,531
        Goodwill and other                              1,641                1,641
                                                    ---------            ---------
                                                      193,509              244,124
        Less accumulated amortization                 (31,270)             (41,946)
                                                    ---------            ---------
                                                    $ 162,239            $ 202,178
                                                    =========            =========

     Reconciliation of acquired subscriber accounts (dollar amounts in thousands):

                                                                        Six Months          Six Months
                                                                          Ended               Ended
                                                                         March 31,           March 31,
                                                                           1995                1996
                                                                           ----                ----
        Balance, beginning of period                                   $ 122,330            $ 184,463
        Cumulative effect of change in accounting method                  (3,802)                --
        Acquisition of subscriber accounts                                34,370               51,925
        Charges against acquisition holdbacks                             (1,069)              (1,436)
        Sale of subscriber accounts                                         (222)                --
                                                                       ---------            ---------
        Balance, end of period                                         $ 151,607            $ 234,952
                                                                       =========            =========

5.   PURCHASE HOLDBACKS:

     In conjunction with certain purchases of subscriber accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired subscriber accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed.

     Reconciliation of purchase holdbacks (dollar amounts in thousands):

                                                          Six Months          Six Months
                                                            Ended               Ended
                                                           March 31,           March 31,
                                                            1995                 1996
                                                            ----                 ----
        Balance, beginning of period                      $  4,250            $  4,949
        Purchase holdback additions                          2,826               7,207
        Charges against subscriber accounts                 (1,069)             (1,436)
        Cash paid to sellers                                  (934)                (50)
                                                          --------            --------
        Balance, end of period                            $  5,073            $ 10,670
                                                          ========            ========

6.   LOSS PER COMMON SHARE:

     The computation of fully diluted net loss per common share for each of the periods presented was antidilutive; as such, no presentation of fully diluted loss per share has been included in the consolidated statements of operations. The weighted average shares outstanding used in the computation of the net loss attributable to common shares are as follows:

                                          Six Months Ended                        Three Months Ended
                                             March 31,                                 March 31,
                                    -----------------------------            ----------------------------
                                      1995                1996                 1995               1996
                                      ----                ----                 ----               ----

      Common Stock                  8,507,330           9,959,926            8,790,839         10,828,400


7.    CHANGES IN STOCKHOLDERS' EQUITY:

      During the six month period ended March 31, 1996, the Company issued 2.5 million shares of common stock with proceeds of $23,625,000. Concurrently with the issuance of common stock, the Company converted 6,127 shares of Series H Preferred Stock to 680,777 shares of common stock at $9 per share. Additionally, warrants and options for 68,732 shares of common stock were exercised for $.02 million.

      Also during the period, additional paid in capital was reduced by $.5 million and $.2 million for expenses related to the secondary offering and accrued preferred stock dividends, respectively.

8.    DIVIDEND RESTRICTIONS:

      The Company's Credit Agreement governing its Revolving Credit Facility and Indenture governing its Discount Notes place certain restrictions on POI and Monitoring's ability to make dividend payments, distributions and other asset transfers in respect of such company's capital stock and assets. At March 31, 1996, under provisions of the Credit Agreement (the most restrictive agreement), no amounts were available for such dividend payments, distributions or other transfers by either POI or Monitoring.

9.    STOCK WARRANTS AND OPTIONS:

      Performance Warrants to purchase 500,472 shares of Common Stock at an exercise price of $0.167 per share were issued to certain officers of the Company on September 16, 1991 and were to be earned upon attainment of certain return on investment objectives and were to vest over a five year period of employment after the date of issuance. Such objectives were not achieved as of June 29, 1994, when the Board of Directors and the officers modified the earnings and vesting criteria such that vesting occurred on that date for all Performance Warrants. The modified Performance Warrant agreements provide that the officers will not exercise more than 40%, and 70% of the Warrants prior to September 16, 1995 and 1996, respectively. In the event the Company is acquired, such restriction on exercise by officers would be released. Accordingly, compensation expense in an amount equal to the excess of the fair market value of the Common Stock issuable on exercise of the Performance Warrants over the exercise price is reflected as a non-cash expense in the amount of $4,504 in the year ended September 30, 1994. The outstanding warrants are exercisable and expire in September of 2002.

      On November 3, 1993, the Company issued 50,000 units (the "Units") with each Unit consisting of one, $1,000 face value, 12%, Series A Senior Subordinated Note and 28 detachable Warrants (total of 1,400,000 warrants) to purchase shares of the Company's Common Stock. Each warrant, when exercised, will entitle the holder to receive six-tenths of a share of the Company's Common Stock at an exercise price of $0.167 per share, subject to adjustment. The outstanding warrants are exercisable and will automatically expire on November 1, 2003.

      In June 1994, the Board of Directors adopted, and the stockholders of the Company approved, the 1994 Stock Option Plan (the "Plan"). The Plan provides for the award of incentive stock options to directors, officers and key employees. Three hundred fifty four thousand (354,000) share were reserved for issuance under the Plan, subject to such adjustment as may be necessary to reflect changes in the number or kind of share of Common Stock or other securities of the Parent Company. In November 1995, the Board of Directors adopted, and in January 1996, the shareholders of the Company approved, amending the Option Plan to increase the number of shares for which options may be granted reserved from 354,000 shares to 944,000 shares. The Option Plan provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

      During the year ended September 30, 1995, the Company granted options to purchase an aggregate of 273,600 shares of common stock including 132,000 shares to officers of the Company. Each option has a term of 10 years and vests 20% on each of the third through seventh anniversaries of the commencement of the participant's employment with the Company. During the six months ended March 31, 1996, the Company granted options to purchase 572,000 shares of common stock including options for 400,000 shares granted to officers of the Company. Each option has a term of 10 years and vests 20% on each of the first through fifth anniversaries of the grant of the option.
The purchase price of the shares issuable pursuant to the options is equal to or greater than the fair market value of the shares at the date of issue.

      In connection with the issuance of the Senior Subordinated Discount
Notes in May of 1995, the Company issued warrants to purchase 531,200 shares of common stock at an exercise price of $6.60 per share. The outstanding warrants are exercisable and expire in May of 2005.

      A summary of warrant and option activity is as follows:

                                                      Warrants
                                                     and Options          Price Range
                                                     -----------          -----------
        Outstanding September 30, 1994                1,572,429           $0.167 - 3.633
        Granted                                         804,800            5.875 - 9.125
        Exercised                                      (256,799)           0.167 - 6.50
        Surrendered                                     (14,400)           6.50
        Outstanding September 30, 1995                2,106,030            0.167 - 9.125
        Granted                                         572,000            8.00 - 15.00
        Exercised                                       (68,732)           0.167 - 6.50
        Surrendered                                      (2,880)           6.50
                                                      ---------
        Outstanding at March 31, 1996                 2,606,418            0.167 - 15.00
                                                      =========

        Exercisable:
        September 30, 1995                            1,907,310            0.167 - 6.50
        March 31, 1996                                1,709,077            0.167 - 6.50

10.   INCOME TAXES:

     For the six months ended March 31, 1996, the Company experienced a net increase in its deferred tax asset of $3.0 million. However, such additional deferred tax asset amount was offset in its entirety by a valuation allowance increase due to the uncertainty that the deferred tax benefits will be recognized in the future. Such benefits are recognized when valuation allowances are reduced as a result of utilization of net operating loss ("NOL") carryforwards to offset deferred tax liabilities during the carryforward period. At March 31, 1996, the Company had $34.7 million in NOL carryforwards for regular tax purposes and $28.4 million for alternative minimum tax ("AMT NOL") purposes which expire in the years 2006-2010. The Company also has certain general and job credit carryforwards. These carryforwards are available, subject to certain restrictions, to reduce taxable income, alternative minimum taxable income and income tax payable in future periods. As a result of various prior issuances of preferred and common stock, or if there are future substantial changes in the Company's ownership, there may be annual limitations on the amounts of NOL and AMT NOL, as well as credits, that can be used to reduce the Company's taxable income, alternative minimum taxable income and income tax liability.

                                                                September 30,         March 31,
                                                                    1995                1996
                                                                    ----                ----
Deferred tax assets:
      Accounts receivable, due to allowance
       for doubtful accounts                                     $  1,000            $  1,183
      Acquisition reserves and holdbacks                            2,365               4,755
      Performance warrants                                          1,800               1,800
      Net operating loss carryforwards                             15,688              13,881
      Original issue discount amortization                          2,174               5,293
      Other                                                            37                  47
      Less valuation allowance                                     (3,573)             (6,539)
                                                                 --------            --------
           Total deferred tax assets                               19,491              20,420
Deferred tax liabilities:
      Differences in depreciation and amortization                (19,491)            (20,420)
                                                                 --------            --------
           Net deferred tax liabilities                          $      0            $      0
                                                                 ========            ========


     The valuation allowance at March 31, 1996 reflects limitations on the utilization of NOL carryforwards for federal and state income tax purposes of $5.6 million and $0.9 million, respectively. These valuation allowances reflect uncertainties regarding the utilization of such NOL carryforwards on the Company's tax returns prior to their dates of expiration.


11.   SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        Acquisitions:

                                                  Six months ended March 31,
                                                    1995              1996
                                                   -------           -------
Subscriber accounts acquired                       $34,370           $51,925
Other assets acquired                                   81               391
                                                   -------           -------
      Total assets acquired                         34,451            52,316
                                                   -------           -------

Cash paid to seller                                 21,737            38,382
Acquisition expenses                                   405               391
Deferred revenue acquired                            2,720             2,074
Other liabilities assumed                            9,589            11,469
                                                   -------           -------
      Total purchase price                         $34,451           $52,316
                                                   =======           =======

     Cash paid to sellers, payments for acquisition expenses and payments on liabilities assumed in conjunction with acquisitions are included in cash used in investing activities in the period paid. Deferred revenue, which represents advance billings to subscribers, is recognized as revenue in the period in which the related service is provided. Such amounts are considered a non-cash component of operations and are reflected as a reduction in cash provided by operating activities.

     The following reflects increases (decreases) in assets and accumulated deficit, and decreases (increases) in liabilities and stockholders' equity accounts resulting from non-cash investing and financing activities which occurred in the six months ended March 31, 1995 (dollar amounts in thousands):

                                                                                               Class B
                                                                   Redeemable                  Common      Additional
                                                      Purchase     Preferred      Common    & Preferred     Paid-in     Accumulated
                                       Intangibles    Holdbacks      Stock         Stock        Stock       Capital       Deficit
                                       -----------    ---------    ----------     ------    ------------   ----------   -----------
Accretion to redemption
  value of preferred stock             $              $            $    (14)    $              $           $             $     14

Charge-off of purchase
  holdbacks                              (1,070)        1,070

Accelerated accretion upon
   conversion of preferred stock                                       (782)                                             $    782

Reclassification of IPO costs            (1,305)                                                              1,305

Conversion of Class B
  Common and preferred                                               12,897          (55)         85        (12,927)
                                       --------       -------      --------     --------       -----       --------      --------
                                       $ (2,375)      $ 1,070      $ 12,101     $    (55)      $  85       $(11,622)     $    796
                                       ========       =======      ========     ========       =====       ========      ========

     The following reflects increases (decreases) in assets, and decreases (increases) in liabilities and additional paid-in capital resulting from non-cash investing and financing activities which occurred in the six months ended March 31, 1996 (dollar amounts in thousands):

                                                             Purchase     Common     Additional Paid        Series H
                                         Intangibles         Holdbacks    Stock         in Capital       Preferred Stock
                                         -----------         ---------    ------     ---------------     ---------------
Charge off of purchase holdbacks          $ (1,436)           $ 1,436       --             --                     --

Conversion of Series H preferred stock           --                --      $(7)        $ (6,120)            $  6,127

Reclassification of stock
   offering costs                            ( 507)                --       --              507                   --
                                          ---------           -------      ---         --------             --------
                                          $ (1,943)           $ 1,436      $(7)         $(5,613)            $  6,127
                                          ========            =======      ===         ========             ========


12.   COMMITMENT AND CONTINGENCIES:

      The Company is a party to claims and matters of litigation incidental to the normal course of business. The ultimate outcome of these matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

13.   SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION:

     POI and Services have fully and unconditionally guaranteed the 13 5/8% Senior Subordinated Discount Notes of Monitoring due 2005 ("Discount Notes") on a joint and several basis. POI has no independent operations and the consolidated revenues and costs of operations of POI are substantially reflected in the accounts of Monitoring. Prior to the merger of Services into Monitoring, the operations of Monitoring and Services were significantly interconnected and Monitoring and Services shares common management,

13.   SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION
      (CONTINUED):

employees and facilities and serve a common customer base. Separate summarized financial information of Services is not presented because management believes that such separate summarized financial information is not material to investors. The summarized consolidated financial information of Monitoring and its former subsidiary Services (see Note 1 above) is presented below (dollar amounts in thousands).

                                                              September 30,         March 31,
                                                                  1995                1996
                                                                  ----                ----
Summarized Balance Sheet
Assets
      Current assets                                             $ 10,734           $ 16,490
      Subscriber accounts and intangibles, net                    162,239            202,178
      Other non-current assets                                      5,695              7,642
Liabilities and Stockholders' Equity
      Deferred revenue                                           $  9,166           $ 11,592
      Other current liabilities                                    10,727             17,512
      Long-term debt, net of current portion                      146,023            168,290
      Other long-term liabilities                                     279                787
      Stockholders' equity                                         12,473             28,129



                                               Three Months    Three Months     Six Months      Six Months
                                                  Ended            Ended           Ended           Ended
                                                 March 31,        March 31,       March 31,       March 31,
                                                   1995             1996            1995            1996
                                                   ----             ----            ----            ----

Summarized Statements of Operations
      Revenues                                   $ 13,308        $ 17,666        $ 25,280        $ 33,178
      Gross Profit                                  8,503          11,709          16,061          21,813
      Loss before extraordinary item
      and cumulative effect of change in
      accounting method, net of taxes              (1,237)         (3,500)         (2,295)         (7,239)
      Net loss                                     (1,237)         (3,500)         (4,250)         (7,239)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     For an overview of the Company's accounting policies and specific discussions of, among other things, a change in the method of accounting for certain acquisition and transition expenses, a change in statement of operations presentation format and the impact of SFAS 121 on the Company's financial statements, see the Company's Form 10-K/A for the fiscal year ended September 30, 1995.

     Acquisition and Dealer Program Activity. As described in this Form 10-Q, a significant portion of the Company's growth has been generated by the acquisition of portfolios of subscriber accounts from other alarm companies. Because the Company typically acquires only the subscriber accounts (and not the accounts receivable or other assets) of the sellers, the Company focuses its pre-acquisition review and analysis on the quality and stability of the subscriber accounts to verify the monthly recurring revenue ("MRR") represented by such accounts. If the subscriber accounts to be purchased pass such due diligence scrutiny, the Company then applies its monitoring costs to such MRR as a basis for determining the purchase price to be paid by the Company. To protect the Company against the loss of acquired accounts, the Company typically seeks to obtain from the seller a guarantee against the subscriber account cancellation for a period following the acquisition and the right to retain a portion of the acquisition price (a "purchase price holdback") against the MRR lost due to subscriber account cancellations during the specified period.

     During the six months ended March 31, 1996 the Company added (through acquisitions of 18 portfolios of subscriber accounts and through its Dealer Program) an aggregate of approximately 46,000 subscriber accounts for a total purchase price of approximately $51.9 million. The MRR of the acquired accounts ranged from approximately $10.00 to $60.00, with an average of $28.56, and the average purchase price holdback was approximately 12% of the initial purchase price. Approximately 83% of the acquired subscriber accounts were residential.

     Subscriber Attrition. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts. Gross subscriber attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to the number of subscribers who disconnect service during such period and the denominator of which is the average of the number of subscribers at each month end during such period. Net MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is an amount equal to gross MRR lost as the result of canceled subscriber accounts or services during such period, net of
(i) MRR generated during such period by the sale of additional services and increases in rates to existing subscribers, (ii) MRR generated during such period from the connection of subscribers who move into premises previously occupied by subscribers and in which existing systems are installed and from conversion of accounts that were previously monitored by other companies to the Company's monitoring service (i.e., "reconnects" and "conversions"); and (iii) MRR attributable to canceled accounts that, by virtue of a purchase holdback are "put" back to the seller of such accounts during such period (i.e., "guaranteed accounts"); and the denominator of which is the average month-end MRR in effect during such period. While the Company reduces the gross MRR lost during a period by the amount of guaranteed accounts provided for in purchase agreements with sellers, in some cases the Company may not collect all or any of the reimbursement due it from the seller.

     The following table sets forth the Company's gross subscriber attrition and net MRR attrition for the periods indicated:

                                                                       Twelve Months Ended
                                                                       -------------------
                                                       3/31/95    6/30/95   9/30/95   12/31/95   3/31/96
                                                       -------    -------   -------   --------   -------
         Gross subscriber attrition.........            18.8%      18.6%     19.3%      20.3%     20.5%
         Net MRR attrition..................             5.6        6.2       6.6        6.6       7.9

     Because the Company determines payments to sellers under purchase price holdbacks subsequent to the periods to which such holdbacks apply, and because holdbacks are not allocated to specific guaranteed accounts or specific fiscal periods, the Company reduces gross MRR lost during a period by the amount of guaranteed accounts provided for in purchase agreements with sellers. However, in some cases, the Company has not retained the full amount of such holdback to which the Company is contractually entitled. If guaranteed accounts for which the Company was not compensated by the seller were taken into account in calculating net MRR attrition, net MRR attrition would have been higher in each period presented in the table above.

     Generally, net MRR attrition is less than actual "net account attrition," which the Company defines as canceled subscriber accounts net of reconnects, conversions and guaranteed accounts. Estimated net account attrition is the basis upon which the Company determines the period over which it amortizes its investment in subscriber accounts. The Company amortizes such investment over 10 years based on current estimates. If actual subscriber account attrition were to exceed such estimated attrition, the Company could be required to amortize its investment in subscriber accounts over a shorter period, thus increasing amortization expense in the period in which such adjustment is made and in future periods. Since a significant portion of the subscriber accounts acquired by the Company since its formation were purchased recently, there can be no assurance that the actual attrition rates for such accounts will not be greater than the rate assumed by the Company.

     The table below sets forth the change in the Company's subscriber base over the periods indicated:

                                                                       Twelve Months Ended
                                                                     Mar. 31,       Mar. 31,
                                                                      1995            1996
                                                                      ----            ----
     Number of subscribers:
         Beginning of period ...............................         67,654         107,401
         Additions through portfolio acquisitions and Dealer
         Program, net of sales of subscriber accounts ......         51,374          80,449
         Installations by Company personnel ................          1,735           1,179
         Reconnects and conversions ........................          3,390           4,023
         Gross subscriber attrition ........................        (16,752)        (27,810)
                                                                   --------        --------
              End of period ................................        107,401         165,242
                                                                   ========        ========


     Joint Ventures and Alliances. To evaluate other potential sources of subscriber growth, the Company has initiated an analysis of companies that may have an interest in entering the residential security alarm market. In addition, certain companies in industries facing deregulation (such as the telecommunications and electric utility industries) have expressed to the Company an interest in offering security alarm services to develop more comprehensive relationships with their customers. The Company has from time to time discussed with such companies, and intends to continue to explore, possible joint ventures, co-marketing arrangements and other strategic alliances as a method of enhancing its subscriber growth and reducing its cost of generating new subscribers. As of the filing date of this Form 10-Q, the Company has not entered into any agreement or arrangement for any such joint venture or other alliance.

        Recent Developments. The Company has reached preliminary agreement with its lenders to amend the Credit Agreement governing its Revolving Credit Facility (the "Proposed Amendment"). The Proposed Amendment includes, among other things, increasing the principal amount of the Revolving Credit Facility to $100 million and extending the term of the Credit Agreement to January 3, 2000. The Company anticipates that final documentation and approval of the Proposed Amendment will occur no later than May 31, 1996, although there can be no assurance that the Proposed Amendment will be implemented by such date or at all.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                         Three months ended            Six months ended
                                                               March 31,                    March 31,
                                                         -------------------         --------------------
                                                          1995         1996           1995          1996
                                                         ------       ------         ------        ------
Revenues:
  Monitoring and Service                                  83.6%        88.8%            82.5%       89.0%
  Other                                                   16.4         11.2             17.5        11.0
                                                         -----        -----            -----       -----
       Total revenues                                    100.0%       100.0%           100.0%      100.0%
                                                         -----        -----            -----       -----
Cost of revenues:
  Monitoring and Service                                  21.2%        24.6%            20.9%       24.7%
  Other                                                   14.9          9.1             15.7         9.6
                                                         -----        -----            -----       -----
      Total cost of revenues                              36.1         33.7             36.6        34.3
                                                         -----        -----            -----       -----
       Gross profit                                       63.9         66.3             63.4        65.7
Selling, general and administrative expenses              22.1         19.4             21.7        19.8
Acquisition and transition expenses                        6.1          6.6              6.7         5.8
Amortization of subscriber accounts
    and goodwill                                          27.7         29.9             27.0        30.3
                                                         -----        -----            -----       -----
       Operating income                                    8.0%        10.4%             8.0%        9.8%
                                                         =====        =====            =====       =====


SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995

     Revenues. Revenues for the six months ended March 31, 1996 (the "first half of fiscal 1996") increased by approximately $7.9 million, or 31.2%, to $33.2 million from $25.3 million in the comparable period in 1995. Monitoring and service revenues increased by approximately $8.7 million, or 41.6%, a substantial majority of which resulted from the addition of subscribers through the acquisition of portfolios of subscriber accounts and purchases of subscriber accounts from independent alarm dealers with whom the Company has exclusive purchase agreements (the "Dealer Program"). The Company's subscriber base increased by 53.9% to approximately 165,200 subscribers at the end of the second quarter of fiscal 1996 as compared to 107,400 subscribers at the end of the second quarter of fiscal 1995. The sale of enhanced services and new subscribers generated by Company personnel comprised the remainder of revenue growth. Other revenues, consisting primarily of revenues generated by the Company's patrol and alarm response, installation and lock businesses, decreased by $0.8 million, or 17.6%, to $3.7 million. Such decrease was caused primarily by a decline in installation revenues of 41.9%, or approximately $0.9 million. The decline in installation revenues (and the decline in installation expense described below) resulted from the Company's increased emphasis on growth through acquisitions and the Dealer Program, rather than through the sale of new alarm systems by Company personnel.

     Cost of revenues. Cost of revenues for the first half of fiscal 1996 increased by approximately $2.1 million, or 22.7%, to $11.4 million. Cost of revenues as a percentage of total revenues declined to 34.3% for the first half of fiscal 1996 from 36.6% for the comparable period in fiscal 1995. Monitoring and service expenses increased by approximately $2.9 million, or 55.2%, primarily due to increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and service expenses as a percentage of monitoring and service revenues increased to 27.7% for the first half of fiscal 1996 from 25.3% during the comparable period in fiscal 1995. Such increase reflects a higher level of staffing at the Company's central monitoring station as well as a lower MRR per subscriber in the first half of fiscal 1996, due primarily to the acquisition of portfolios of subscriber accounts that had a lower average MRR per subscriber than the Company's average at that time. Other expenses decreased by approximately $0.8 million, or 20.3%, to approximately $3.2 million for the first half of fiscal 1996 from $4.0 million for the first six months of fiscal 1995. The decrease primarily was caused by a 41.8% decrease ($0.7 million) in installation expense. In addition, both patrol and alarm response and lock expenses declined slightly in the quarter.

     Gross profit. Gross profit for the first half of fiscal 1996 was approximately $21.8 million, which represents an increase of approximately $5.8 million, or 36.2%, over the $16.0 million of gross profit recognized in the comparable period in fiscal 1995. Such increase was caused primarily by an increase in monitoring and service activities, which paralleled the increase in the Company's subscriber base noted above. Gross profit as a percentage of total revenues was 65.7% for the first half of fiscal 1996 compared to 63.4% for the comparable period in fiscal 1995. This increase was caused primarily by an increase in monitoring and service revenues as a percentage of total revenues to 89.0% in the first half of fiscal 1996. Gross profit from other revenues increased slightly to approximately $0.5 million for the first six months of fiscal 1996 from $0.4 million for the comparable period in fiscal 1995.

     Selling, general and administrative expenses. Selling, general and administrative expenses rose to approximately $6.6 million in the first half of fiscal 1996, which represents an increase of approximately $1.1 million, or 19.8%, over selling, general and administrative expenses in the comparable period in fiscal 1995. Such figure as a percentage of total revenues declined from 21.7% in the first half of fiscal 1995 to 19.8% in the first half of fiscal 1996, due primarily to a decline in sales and marketing expense of 34.3% (or $0.5 million) offset by an increase of 39.2% (or $1.6 million) in general and administrative expenses. Sales and marketing expenses declined due to the Company's increased emphasis on growth through acquisitions and the Dealer Program, rather than through sales of new alarm systems by Company personnel. The increase in general and administrative expenses was caused by increases in corporate and branch management and overhead expenses incurred to supervise a larger employee base associated with a larger subscriber base. Advertising and marketing expenses are expensed as incurred and comprised less than 1% of revenues in each of the six month periods ending March 31, 1995 and 1996. The provision for doubtful accounts increased to approximately $1.0 million for the first half of fiscal 1996 from approximately $0.9 million for the comparable period in fiscal 1995.

     Acquisition and transition expenses. Acquisition and transition expenses for the first six months of fiscal 1996 totaled approximately $1.9 million compared to $1.7 million for the comparable period in fiscal 1995. Such increase reflects the Company's increased acquisition activity during the first half of fiscal 1996. Such expenses will fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition activity and its ability to require sellers to bear certain of such acquisition-related expenses.

     Amortization of subscriber accounts and goodwill. Amortization expense for the first half of fiscal 1996 increased by approximately $3.2 million, or 47.2%, to $10.1 million. This increase is the result of the addition of subscriber accounts through the acquisition of portfolios of subscriber accounts and the Dealer Program.

     Operating income. Operating income for the first six months of fiscal 1996 was approximately $3.3 million, compared to approximately $2.0 million in the comparable period in fiscal 1995. Operating income as a percentage of total revenues was 9.8% in the first half of fiscal 1996, compared to 8.0% in the comparable period in fiscal 1995. The increase in such figure over the comparable period in fiscal 1995 reflects the increase in gross profit as a percentage of total revenues and economies of scale evidenced by the favorable disparity between period-to-period growth rates in revenues (31.2%) and selling, general and administrative expenses (19.8%).

     Interest expense, net and amortization of debt issuance costs and OID. These amounts increased by $4.8 million, or 84.2%, to $10.5 million in the first half of fiscal 1996, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth. Because the Company refinanced its cash interest-paying subordinated debt in May of 1995 with non-cash interest paying subordinated debt (see"- Liquidity and Capital Resources"), amortization of debt issuance costs and original issue discount ("OID") increased during the first half of fiscal 1996 to approximately $8.6 million and the Company estimates that such expense will be at least $17.8 million in fiscal 1996. Such amount could be higher if the Company pursues additional financing activities.

     Balance sheet data. At March 31, 1996, the Company's working capital deficit was $12.6 million, as compared to a working capital deficit of $9.2 million at September 30, 1995. The increase in the working capital deficit was caused primarily by increases in purchase holdbacks, deferred revenue and acquisition transition costs of $9.2 million offset by increases in cash and accounts receivable of $5.5 million. Subscriber accounts and intangibles, net increased to $202.2 million at March 31, 1996 from $162.2 million at September 30, 1995. This increase of $40.0 million, or 24.6%, was caused by the addition of new subscribers, net of amortization expense. Total stockholders' equity increased to approximately $28.1 million at March 31, 1996 from $6.3 million at September 30, 1995. The increase in such figure reflects the Company's public offering of 2.5 million shares of Common Stock (resulting in approximately $23.1 million of net proceeds) and the conversion of the Company's Series H Redeemable Preferred Stock to Common Stock in February 1996, partially offset by approximately $7.5 million of losses in the first half of fiscal 1996.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Revenues. Revenues for the three months ended March 31, 1996 (the "second quarter of fiscal 1996") increased by approximately $4.4 million, or 32.8%, to $17.7 million from $13.3 million in the comparable period in 1995. Monitoring and service revenues increased by approximately $4.6 million, or 41.1%, a substantial majority of which resulted from the addition of subscribers through the acquisition of portfolios of subscriber accounts and the Dealer Program. The Company's subscriber base increased by 55.9% to approximately 165,200 subscribers at the end of the second quarter of fiscal 1996 as compared to 107,400 subscribers at the end of the second quarter of fiscal 1995. The sale of enhanced services and new subscribers generated by Company personnel comprised the remainder of revenue growth. Other revenues, consisting primarily of revenues generated by the Company's patrol and alarm response, installation and lock businesses, decreased by $0.2 million, or 9.7%, to $2.0 million. Such decrease was caused primarily by a decline in installation revenues of 38.3%, or approximately $0.4 million offset by a slight increase in patrol and alarm response revenues. The decline in installation revenues resulted from the Company's increased emphasis on growth through acquisitions and the Dealer Program, rather than through the sale of new alarm systems by Company personnel.

     Cost of revenues. Cost of revenues for the second quarter of fiscal 1996 increased by approximately $1.2 million, or 24.0%, to $6.0 million. Cost of revenues as a percentage of total revenues declined to 33.7% for the second quarter of fiscal 1996 from 36.1% for the comparable period in fiscal 1995. Monitoring and service expenses increased by approximately $1.5 million, or 54.1%, primarily due to increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and service expenses as a percentage of monitoring and service revenues increased to 27.7% for the second quarter of fiscal 1996 from 25.3% during the comparable period in fiscal 1995. Such increase reflects a higher level of staffing at the Company's central monitoring station as well as a lower MRR per subscriber in the second quarter of fiscal 1996, due primarily to the acquisition of portfolios of subscriber accounts that had a lower average MRR per subscriber than the Company's average. Other expenses decreased by approximately $0.4 million, or 18.8%, to approximately $1.6 million for the second quarter in fiscal 1996 from $2.0 million for the second quarter of fiscal 1995. The decrease primarily was caused by a 40.4% decrease ($0.3 million) in installation expense. In addition, both lock and patrol and alarm response expenses declined slightly in the quarter.

     Gross profit. Gross profit for the second quarter of fiscal 1996 was approximately $11.7 million, which represents an increase of approximately $3.2 million, or 37.7%, over the $8.5 million of gross profit recognized in the comparable period in fiscal 1995. Such increase was caused primarily by an increase in monitoring and service activities which paralleled the increase in the Company's subscriber base noted above. Gross profit as a percentage of total revenues was 66.3% for the second quarter of fiscal 1996 compared to 63.9% for the comparable period in fiscal 1995. This increase was caused primarily by an increase in monitoring and service revenues as a percentage of total revenues to 88.8% in the second quarter of fiscal 1996. Gross profit from other revenues increased to approximately $0.4 million for the second quarter of fiscal 1996 from $0.2 million for the comparable period in fiscal 1995.

     Selling, general and administrative expenses. Selling, general and administrative expenses rose to approximately $3.4 million in the second quarter of fiscal 1996, which represents an increase of approximately $0.5 million, or 16.6%, over selling, general and administrative expenses in the comparable period in fiscal 1995. Such figure as a percentage of total revenues declined from 22.1% in the second quarter of fiscal 1995 to 19.4% in the second quarter of fiscal 1996, due primarily to a decline in sales and marketing expense of 36.2% (or $0.3 million) offset by an increase of 34.3% (or $0.8 million) in general and administrative expenses. The increase in general and administrative expenses was caused by increases in corporate and branch management and overhead expenses incurred to supervise a larger employee base associated with a larger subscriber base. Advertising and marketing expenses comprised less than 1% of revenues in each of the quarters ending March 31, 1995 and 1996. The provision for doubtful accounts increased to approximately $0.6 million for the second quarter of fiscal 1996 from $0.3 million for the comparable period in fiscal 1995.

     Acquisition and transition expenses. Acquisition and transition expenses for the second quarter of fiscal 1996 totaled approximately $1.2 million compared to $0.8 million for the comparable period in fiscal 1995. Such increase was caused by significant acquisition activity in the second quarter of fiscal 1996, during which period the Company added approximately 46,000 subscriber accounts.

     Amortization of subscriber accounts and goodwill. Amortization expense for the second quarter of fiscal 1996 increased by approximately $1.6 million, or 43.5% to $5.3 million. This increase is the result of the addition of subscriber accounts through the acquisition of portfolios of subscriber accounts and the Dealer Program.

     Operating income. Operating income for the second quarter of fiscal 1996 was approximately $1.8 million, compared to approximately $1.1 million in the comparable period in fiscal 1995. Operating income as a percentage of total revenues was 10.4% in the second quarter of fiscal 1996, compared to 8.0% in the comparable period in fiscal 1995. The increase in such figure over the comparable period in fiscal 1995 reflects the increase in gross profit as a percentage of total revenues and economies of scale evidenced by the favorable disparity between quarter-to-quarter growth rates in revenues (32.8%) and selling, general and administrative expenses (16.6%).

     Interest expense, net, and amortization of debt issuance costs and OID. These amounts increased by $2.3 million, or 75.1%, to $5.3 million in the second quarter of fiscal 1996, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth. See "Interest expense, net and amortization of debt issuance costs and OID" above and "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES

     General. Since September 1991, the Company has financed its operations and growth from a combination of long-term debt, including the proceeds of the $50.0 million principal amount of Senior Subordinated Notes issued in November 1993 and the $166.0 million principal amount ($105.2 million net proceeds) of Discount Notes issued in May 1995, short-term borrowings under its Revolving Credit Facility, sales of stock and, to a lesser extent, cash flows from operations. In February 1996, the Company completed a public offering of 4.0 million shares of Common Stock (2.5 million shares of which were sold by the Company and 1.5 million shares of which were sold by two selling stockholders). Net proceeds from such offering were approximately $23.1 million, all of which were used to reduce borrowings under the Revolving Credit Facility. The Company believes that, based on the amount of net cash provided by operating activities in fiscal 1994 and 1995 and the first half of fiscal 1996, cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the purchases of subscriber accounts from the Company's dealers and acquisitions of portfolios of subscriber accounts.

     On a long-term basis, the Company has several material commitments. Borrowings under the Revolving Credit Facility were approximately $46.5 million at March 31, 1996 and could be as high as $75.0 million through the period ended November 3, 1997, the current maturity date of the Revolving Credit Facility. Although the Company believes that it will be able to obtain further extensions of the maturity date of the Revolving Credit Facility from time to time, or will be able to refinance the Revolving Credit Facility prior to its maturity date, there can be no assurance that the Company will be able to do so. The Discount Notes require the Company to begin to make interest payments on such obligations on December 31, 1998. Based on an interest rate of 13 5/8%, such payment will be approximately $11.3 million semiannually, or $22.6 million on an annual basis. As a result, a substantial portion of the Company's cash flows from operations will be required to make interest payments on the Discount Notes, and there can be no assurance that the Company's cash flow from operations will be sufficient to meet such obligation, or that there will be sufficient funds available to the Company after such interest payments to meet other debt, capital expenditure and operational obligations. The $166.0 million principal amount of Discount Notes matures on June 30, 2005. There can be no assurance that the Company will have the cash necessary to repay the Discount Notes at maturity or will be able to refinance such obligations. The Company maintains a $2.0 million letter of credit sub-facility under its Revolving Credit Facility, and has extended an approximately $1.2 million letter of credit to a seller, scheduled payments under which are approximately $0.4 million during each of fiscal 1997, 1998 and 1999.

     The Company intends to use the remaining cash flows from operations, together with borrowings under the Revolving Credit Facility, to finance the addition of subscriber accounts. Although the Company anticipates that it will continue to acquire portfolios of subscriber accounts, the Company cannot estimate the number, size or timing of such acquisitions. Depending on such factors, additional funds beyond those currently available to the Company may be required to continue the acquisition program and to finance the Dealer Program, and there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

     As noted above, the Company has had, and expects to continue to have, a working capital deficit. There are two principal categories of current liabilities that cause the Company to have a working capital deficit: (i) "purchase holdbacks," which represent the portion of the aggregate acquisition cost of subscriber accounts retained by the Company to offset lost MRR arising from the cancellation of acquired accounts; and (ii) "deferred revenue," which represents billings and cash collections received by the Company from its subscriber base in advance of performance of services. Both purchase holdbacks and deferred revenues are recorded as a current liability on the Company's balance sheet.

     For the first half of fiscal 1996, the Company's net cash provided by operating activities was $10.5 million, compared to $2.9 million for the comparable period in fiscal 1995. The increase in net cash provided by operations of approximately $7.6 million was a result of higher earnings before interest, taxes, depreciation and amortization (approximately $4.8 million) and lower cash interest payments (approximately $3.2 million) offset by slightly higher investment in working capital (approximately $0.5 million). The decline in cash interest payments was due to the refinancing of cash interest paying debt with the Discount Notes as described above.

     For the first half of fiscal 1996, the Company's net cash used in investing activities was $44.0 million, compared to $28.9 million during the first six months of fiscal 1995, primarily as a result of the acquisition of portfolios of subscriber accounts.

     During the first half of fiscal 1996, the Company's net cash provided by financing activities was $37.1 million, compared to $29.9 million in the comparable period in fiscal 1995. Financing activities reflect the Company's borrowings under its Revolving Credit Facility and proceeds from the Company's secondary stock offering in February 1996.

     Restrictions on Dividends. POI has never paid any cash dividends on the Common Stock and does not intend to pay cash dividends in the foreseeable future. Both the Revolving Credit Facility and the Indenture governing the Discount Notes restrict POI's ability to declare or pay any dividend on, or make any other distribution in respect of, POI's capital stock.

Capital Expenditures. The Company has expended approximately $2.4 million, and anticipates making additional capital expenditures of approximately $1.6 million in fiscal 1996 for routine replacement and upgrading of vehicles, computers, phone switches and other capital items. In addition, the Company anticipates making capital expenditures of approximately $1.0 million for the upgrading of its monitoring and administrative hardware and software. The Company believes the installation of the new computer software will create efficiencies Company-wide, and particularly in the customer service, data entry and field service functions. The Company believes the complete implementation of the new software will not occur until fiscal 1997. In addition, the Company anticipates making capital expenditures of approximately $500,000 in fiscal 1997 and 1998 to expand the capacity of the central monitoring station to approximately 500,000 subscribers. The Company believes cash flows from operations, together with borrowing under the Revolving Credit Facility, will be sufficient to fund the Company's capital expenditures in fiscal 1996.

                                     PART II

                                OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The following matters were submitted to and approved by the shareholders of POI at an annual meeting of the shareholders held on January 26, 1996;

         1. The following nominees for election as directors, to hold office for a one year term and until their successors are duly elected and qualified, were elected as directors and received the number of votes set opposite their respective names:

               NOMINEE                          FOR             WITHHELD
               -------                          ---             --------

          James M. Mackenzie, Jr             7,239,086             100
          Robert M. Chefitz                  7,239,086             100
          Dr. Ben Enis                       7,239,086             100
          Craig Longfield                        6,127               0

     Messrs. Mackenzie and Chefitz and Dr. Enis were elected by the holders of the Common Stock; Mr. Longfield was elected by PacifiCorp Financial Services as the holder of all then outstanding shares of POI's 11% Series H Cumulative Redeemable Convertible Preferred Stock. Following the conversion of such preferred stock into Common Stock and the sale of such Common Stock in the February 1996 public offering, Mr. Longfield resigned as a director of POI.

         2. The selection of Coopers & Lybrand L.L.P. as auditors of the Company was ratified by the Company's shareholders by a count of 7,224,796 share votes (representing 79.26% of the outstanding shares) for the proposal, 4,100 against, and 10,110 abstaining.

         3. The amendment to the Company's 1994 Stock Option Plan increasing the number of shares of Common Stock available for issuance under such plan from 354,000 shares to 944,000 shares was approved by the shareholders by a count of 5,561,803 share votes (representing 61.02% of the outstanding shares) for the proposal, 800,813 against, and 1,100 abstaining, with 875,470 broker non-votes.

         4. The Protection One, Inc. Employee Stock Purchase Plan was approved by the shareholders by a count of 6,360,616 share votes (representing 69.79% of the outstanding shares) for the proposal, 3,100 against and 0 abstaining, with 875,470 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K.

    Exhibit                           Exhibit Description
    Number                            -------------------
    ------
       3.1           Bylaws of Protection One, Inc.
      10.1           1994 Stock Option Plan as amended through January 26, 1996
        27           Financial Data Schedule as required by Article 5 of Regulation S-X

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

May 14, 1996                           PROTECTION ONE, INC.
                                       PROTECTION ONE ALARM MONITORING, INC.

                                       By:     /s/    John W. Hesse
                                               --------------------
                                                    John W. Hesse
                                               Executive Vice President
                                               and Chief Financial Officer