Form 10-Q
period 1996-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1996-08-14
CIK 916230, 916310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


              6011 BRISTOL PARKWAY, CULVER CITY, CALIFORNIA 90230
                                 (310) 338-6930
        (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER , INCLUDING AREA
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



              6011 BRISTOL PARKWAY, CULVER CITY, CALIFORNIA 90230
                                 (310) 338-6930
  (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER , INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing
requirements for the past 90 days.   Yes [X]   No [   ]

     As of August 8, 1996, Protection One, Inc. had outstanding 12,738,175 shares of Common Stock, par value $.01 per share. At such date, Protection One Alarm Monitoring, Inc. had outstanding 100 shares of Common Stock, par value $.10 per share.

     Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format provided for therein.

                                     PART I
                             FINANCIAL INFORMATION
                     PROTECTION ONE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


ITEM 1.   FINANCIAL STATEMENTS

                                                                  September 30,            June 30,
                                                                     1995                    1996
                                                                     ----                   -----
                                       ASSETS                                             (unaudited)
Current assets:
     Cash and cash equivalents                                     $   1,256              $    8,347
     Receivables, net                                                  5,806                  11,146
     Inventories                                                       3,125                   3,461
     Prepaid expenses                                                    547                   1,172
                                                                   --------               ----------
     Total current assets                                             10,734                  24,126
     Property and equipment, net                                       5,307                  10,956
     Subscriber accounts, intangibles and goodwill, net              162,239                 238,898
     Deposits                                                            389                     449
                                                                   ---------              ----------
                                                                   $ 178,669              $  274,429
                                                                   =========              ==========



                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                             $       1               $      94
     Accounts payable                                                  2,078                   2,462
     Accrued salaries, wages and benefits                              1,401                   1,208
     Accrued interest                                                    318                     216
     Other accruals                                                      210                     412
     Purchase holdbacks                                                4,949                  12,588
     Acquisition transition costs                                        970                   3,779
     Other current liabilities                                           800                     646
     Deferred revenue                                                  9,166                  13,763
                                                                   ---------               ---------
          Total current liabilities                                   19,893                  35,168
     Long-term debt, net of current portion                          146,023                 206,956
     Other liabilities                                                   279                     604
     Deferred income tax                                                  --                     792
                                                                   ---------               ---------
     Total liabilities                                               166,195                 243,520
                                                                   ---------               ---------
     Commitments and contingencies (Note 12)
     Redeemable preferred stock, redemption value $6,127 at
        September 30, 1995                                             6,127                      --
     Stockholders' equity:
     Common Stock, $.01 par value, 24,000,000 shares
       authorized, 9,047,638 and 12,736,255 shares issued
       and outstanding at September 30,1995 and
       June 30, 1996, respectively                                        90                     127
     Additional paid-in capital                                       41,829                  77,453
     Accumulated deficit                                             (35,572)                (46,671)
                                                                   ---------               ---------
          Total stockholders' equity                                   6,347                  30,909
                                                                   ---------               ---------
                                                                   $ 178,669               $ 274,429
                                                                   =========               =========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                      Nine months ended June 30,
                                                                   -------------------------------
                                                                      1995                  1996
                                                                   ---------             ---------
Revenues:                                                                    (unaudited)
     Monitoring and service                                        $  32,622              $ 46,377
     Other                                                             6,343                 5,418
                                                                   ---------              --------
          Total revenues                                              38,965                51,795

Cost of revenues:
     Monitoring and service                                            8,151                12,651
     Other                                                             5,734                 4,685
                                                                   ---------              --------
          Total cost of revenues                                      13,885                17,336
                                                                   ---------              --------
          Gross profit                                                25,080                34,459

Selling, general and administrative expenses                           8,178                10,082
Loss on acquisition terminations                                         208                    --
Acquisition and transition expenses                                    2,380                 3,048
Amortization of subscriber accounts and goodwill                      10,858                16,108
                                                                   ---------              --------
          Operating income                                             3,456                 5,221

Other expenses:
     Interest expense, net                                             6,850                 3,052
     Amortization of OID and debt issuance costs                       2,687                13,159
     Loss on sales of subscriber accounts                                433                    19
                                                                   ---------              --------
          Loss before income taxes and extraordinary item             (6,514)              (11,009)
Income tax benefit (expense)                                           2,432                   (90)
                                                                   ---------              --------
     Loss before extraordinary item and cumulative effect
       of change in accounting method-net of taxes                    (4,082)              (11,099)

Extraordinary item-loss on early extinguishment of debt               (8,898)                   --
Cumulative effect of change in accounting method-net of taxes         (1,954)                   --
                                                                   ---------              --------
     Net loss                                                        (14,934)              (11,099)
Preferred stock dividends                                                791                   248
Accretion of redeemable preferred stock                                  796                    --
                                                                   ---------              --------
     Loss attributable to common stock                             $ (16,521)             $(11,347)
                                                                   =========              ========

Loss per common share:
     Before extraordinary item                                     $   (0.66)             $  (1.06)
     Net loss per share                                            $   (1.92)             $  (1.06)




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                         Three months ended June 30,
                                                                   ----------------------------------------
                                                                      1995                         1996
                                                                   ---------                    -----------
Revenues:                                                                       (unaudited)
     Monitoring and service                                        $  11,776                      $ 16,854
     Other                                                             1,909                         1,763
                                                                   ---------                      --------
          Total revenues                                              13,685                        18,617

Cost of revenues:
     Monitoring and service                                            2,872                         4,460
     Other                                                             1,749                         1,511
                                                                   ---------                      --------
          Total cost of revenues                                       4,621                         5,971
                                                                   ---------                      --------
          Gross profit                                                 9,064                        12,646

Selling, general and administrative expenses                           2,705                         3,526
Loss on acquisition terminations                                         208                            --
Acquisition and transition expenses                                      693                         1,121
Amortization of subscriber accounts and goodwill                       4,020                         6,046
                                                                   ---------                      --------
          Operating income                                             1,438                         1,953

Other expenses:
     Interest expense, net                                             1,777                         1,196
     Amortization of OID and debt issuance costs                       2,066                         4,527
     Loss on sales of subscriber accounts                                433
                                                                   ---------                      --------
          Loss before income taxes and extraordinary items            (2,838)                       (3,770)
Income tax benefit (expense)                                           1,052                           (90)
                                                                   ---------                      --------
     Loss before extraordinary item                                   (1,786)                       (3,860)

Extraordinary item-loss on early extinguishment of debt                8,898                            --
                                                                   ---------                      --------
          Net loss                                                   (10,684)                       (3,860)
Preferred stock dividends                                                177                            --
                                                                   ---------                      --------
     Loss attributable to common stock                             $ (10,861)                     $  (3,860)
                                                                   =========                      =========

Loss per common share:
     Before extraordinary item                                     $   (0.22)                     $  (0.31)
     Net loss per share                                            $   (1.23)                     $  (0.31)




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                             Nine months ended June 30,
                                                                         ---------------------------------
                                                                            1995                    1996
                                                                         ----------               --------
                                                                                    (unaudited)
Cash flows from operating activities:

  Net loss                                                               $ (14,934)              $ (11,099)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Cumulative effect of change in accounting method                        1,955                      --
     Depreciation                                                              745                   1,250
     Amortization of subscriber accounts and goodwill                       10,858                  16,108
     Amortization of debt issuance costs                                       756                     924
     Amortization of OID                                                     1,931                  12,235
     Loss on sale of subscriber accounts                                       433                      --
     Income tax benefit                                                     (2,432)                     --
     Extraordinary loss on early retirement of debt                          8,898                      --
     Provision for doubtful accounts                                         1,238                   1,518
  Changes in assets and liabilities, net of effects of acquisitions:
     Receivables                                                            (2,292)                 (5,359)
     Inventories                                                                (3)                    528
     Prepaid expenses and deposits                                            (831)                   (505)
     Accounts payable                                                         (904)                    681
     Accrued liabilities                                                    (2,546)                   (389)
     Deferred revenue                                                         (239)                    663
                                                                         ---------               ---------
          Net cash provided by operating activities                          2,633                  16,555
                                                                         ---------               ---------

  Cash flows from investing activities:
     Purchases of property and equipment                                    (1,946)                 (4,706)
     Net proceeds on sale of subscriber accounts                             1,323                      --
     Acquisitions, net of cash received                                    (47,459)                (72,275)
     Payments on purchase holdbacks                                         (3,059)                   (133)
     Deferred acquisition payments                                          (1,996)                 (1,438)
     Acquisition transition costs                                           (1,777)                 (2,272)
     Payment of other liabilities                                              (72)                     --
                                                                         ---------               ---------
          Net cash used in investing activities                            (54,986)                (80,824)
                                                                         ---------               ---------

  Cash flows from financing activities:
     Payments on long-term debt                                           (118,678)                (23,828)
     Proceeds from long-term debt                                          164,428                  72,619
     Debt and equity issuance costs                                         (6,420)                   (666)
     Payments on stockholder notes                                              47                      --
     Issuance of common stock and warrants                                  20,164                  23,483
     Redemption and conversion of redeemable preferred stock                (2,125)                     --
     Note redemption premiums and costs                                     (2,627)                     --
     Cash dividends paid                                                    (2,648)                   (248)
                                                                         ---------               ---------
          Net cash provided by financing activities                         52,141                  71,360
                                                                         ---------               ---------
          Net increase (decrease) in cash and cash equivalents                (212)                  7,091

  Cash and cash equivalents:
     Beginning of period                                                     1,057                   1,256
                                                                         ---------               ---------
     End of period                                                       $     845               $   8,347
                                                                         =========               =========

  Interest paid during the period                                        $   9,266               $   3,181
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

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


1.   THE COMPANY; INTERIM FINANCIAL INFORMATION:

         The accompanying financial statements of Protection One, Inc. ("POI") and its subsidiaries (the "Company") include the accounts of POI, POI's wholly-owned subsidiary, Protection One Alarm Monitoring, Inc. ("Monitoring"), and Monitoring's former wholly-owned subsidiary, Protection One Alarm Services, Inc. ("Services"), and Monitoring's current wholly-owned subsidiaries (See Note
14). On May 13, 1996, Services was merged into Monitoring. The assets, results of operations and stockholder's equity of Monitoring comprise substantially all of the assets, results of operations and stockholders' equity of the Company on a consolidated basis. See Note 13 for separate consolidated financial information of Monitoring. Results of operations of purchased companies are consolidated in all periods after the date of acquisition.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandates adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the nine month and three month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

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

3.       RECEIVABLES:

         Receivables, which consist primarily of trade accounts receivable of $15,580 at June 30, 1996 and $8,309 at September 30, 1995, have been reduced by allowances for doubtful accounts of $4,434 and $2,503, respectively. Included in receivables and deferred revenue at June 30, 1996 and September 30,

1995 are July 1996 and October 1995 invoices billed in advance of the periods in which services are provided totaling $6,321 and $4,667, respectively. The provisions for doubtful accounts for the three months ended June 30, 1996 and June 30, 1995 were $478 and $342, respectively. The provisions for doubtful accounts for the nine months ended June 30, 1996 and June 30, 1995 were $1,518 and $1,238, respectively.


4.       SUBSCRIBER ACCOUNTS, INTANGIBLES AND GOODWILL:

         Subscriber accounts, intangibles and goodwill (at cost) consist of the following (dollar amounts in thousands):


                                                               September 30,               June 30,
                                                                   1995                      1996
                                                                   ----                      ----
     Acquired subscriber accounts                               $  184,463                $  276,058
     Debt issuance costs                                             7,405                     8,645
     Goodwill and other                                              1,641                     2,495
                                                                ----------                ----------
                                                                   193,509                   287,198
     Less accumulated amortization                                 (31,270)                  (48,300)
                                                                ----------                ----------
                                                                $  162,239                $  238,898
                                                                ==========                ==========

     Reconciliation of acquired subscriber accounts (dollar amounts in thousands):

                                                                                       Nine Months
                                                                 Year Ended               Ended
                                                                September 30,            June 30,
                                                                    1995                   1996
                                                                    ----                   ----
     Balance, beginning of period                                $  122,330              $  184,463
     Cumulative effect of change in accounting method                (3,802)                     --
     Acquisition of subscriber accounts                              70,106                  95,506
     Charges against acquisition holdbacks                           (2,026)                 (3,911)
     Sale of subscriber accounts                                     (2,145)                     --
                                                                 ----------              ----------
     Balance, end of period                                      $  184,463              $  276,058
                                                                 ===========             ==========


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

         Reconciliation of purchase holdbacks (dollar amounts in thousands):

                                                                                       Nine Months
                                                                 Year Ended               Ended
                                                                September 30,            June 30,
                                                                    1995                   1996
                                                                    ----                   ----
          Balance, beginning of period                           $  4,250                $  4,949
          Purchase holdback additions                               6,349                  11,682
          Charges against subscriber accounts                      (2,025)                 (3,911)
          Cash paid to sellers                                     (3,625)                   (132)
                                                                 --------                --------
          Balance, end of period                                 $  4,949                $ 12,588
                                                                 ========                ========

6.       LOSS PER COMMON SHARE:

         The computation of fully diluted net loss per common share for each of the periods presented was antidilutive; as such, no presentation of fully diluted loss per share has been included in the consolidated statements of operations. The weighted average shares outstanding used in the computation of the net loss attributable to common shares are as follows:


                                                Nine Months Ended                        Three Months Ended
                                                     June 30,                                 June 30,
                                           --------------------------               ---------------------------
                                             1995             1996                     1995             1996
                                             ----             ----                     ----             ----
         Common Stock                      8,604,864       10,749,983               8,799,931        12,330,317


7.       CHANGES IN STOCKHOLDERS' EQUITY:

         During the nine month period ended June 30, 1996, the Company issued
2.5 million shares of common stock generating net proceeds of $23.1 million. Concurrently with the issuance of common stock, the Company converted 6,127 shares of Series H Preferred Stock to 680,777 shares of common stock at $9 per share. Additionally, warrants and options for 72,332 shares of common stock were exercised generating proceeds of $.05 million.

         In April, 1996, the Company issued 7,623 shares of common stock under its Employee Stock Purchase Plan ("ESPP"). In connection with the acquisition in late June, 1996 of Metrol Security Services, Inc., the Company issued 417,885 shares of common stock as a portion of the purchase price paid.

         Also during the period, additional paid in capital was reduced by $.8 million and $.2 million for costs related to the secondary offering and dividends on preferred stock dividends, respectively.


8.       DIVIDEND RESTRICTIONS:

         The Company's Credit Agreement governing its Revolving Credit Facility and the Indenture governing its Discount Notes place certain restrictions on POI's and Monitoring's ability to make dividend payments, distributions and other asset transfers in respect of such company's capital stock and assets. At June 30, 1996, under provisions of the Credit Agreement (the most restrictive agreement), no amounts were available for such dividend payments, distributions or other transfers by either POI or Monitoring.


9.       STOCK WARRANTS AND OPTIONS:

         Performance Warrants to purchase 500,472 shares of Common Stock at an exercise price of $0.167 per share were issued to certain officers of the Company on September 16, 1991 and were to be earned upon attainment of a certain return on investment objectives and were to vest over a five year period of employment after the date of issuance. Such objectives were not achieved as of June 29, 1994, when the Board of Directors and the officers modified the earnings and vesting criteria such that vesting occurred on that date for all Performance Warrants. The modified Performance Warrant agreements provide that the officers will not exercise more than 40%, and 70% of the Warrants prior to September 16, 1995 and 1996, respectively. In the event the Company is acquired, such restriction on exercise by officers would be released.

         On November 3, 1993, the Company issued 50,000 units (the "Units") with each Unit consisting of one, $1,000 face value, 12% Series A Senior Subordinated Note and 28 detachable Warrants (total of 1,400,000 warrants) to purchase shares of the Company's Common Stock. Each warrant, when exercised, will entitle the holder to receive six-tenths of a share of the Company's Common Stock at an exercise price of $0.167 per share, subject to adjustment. The outstanding warrants are exercisable and will automatically expire on November 1, 2003.

         In June 1994, the Board of Directors adopted, and the stockholders of the Company approved, the 1994 Stock Option Plan (the "Plan"). The Plan provides for the award of incentive stock options to directors, officers and key employees. Three hundred fifty four thousand (354,000) shares were reserved for issuance under the Plan, subject to such adjustment as may be necessary to reflect changes in the number or kind of shares of Common Stock or other securities of POI. In November 1995, the Board of Directors adopted, and in January 1996, the shareholders of the Company approved, amending the Option Plan to increase the number of shares for which options may be granted reserved from 354,000 shares to 944,000 shares. The Option Plan provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

         During the year ended September 30, 1995, the Company granted options to purchase an aggregate of 273,600 shares of common stock including 132,000 shares to officers of the Company. The Company granted options for an
additional 19,200 shares during fiscal 1996.   Each option has a term of 10
years and vests 20% on each of the third through seventh anniversaries of the commencement of the participant's employment with the Company. During the nine months ended June 30, 1996, the Company granted options to purchase 590,000 shares of common stock including options for 400,000 shares granted to officers of the Company. Each option has a term of 10 years and vests 20% on each of the first through fifth anniversaries of the grant of the option. The purchase price of the shares issuable pursuant to the options is equal to or greater than the fair market value of the shares at the date of issue.

         In connection with the issuance of the Senior Subordinated Discount Notes in May of 1995, the Company issued warrants to purchase 531,200 shares of common stock at an exercise price of $6.60 per share. The outstanding warrants are exercisable and will automatically expire on May 17, 2005.

         A summary of warrant and option activity is as follows:

                                             Warrants
                                           and Options            Price Range
                                           -----------          ---------------
     Outstanding September 30, 1994          1,572,429          $0.167 -  3.633
     Granted                                   804,800           5.875 -  9.125

     Exercised                                (256,799)          0.167 -  6.50
     Surrendered                               (14,400)          6.50
     Outstanding September 30, 1995          2,106,030           0.167 -  9.125
     Granted                                   609,200           8.00  - 15.00
     Exercised                                 (72,332)          0.167 -  6.50
     Surrendered                               (14,760)          6.50  -  8.00
                                             ---------
     Outstanding at June 30, 1996            2,628,138           0.167 - 15.00
                                             =========

     Exercisable:
     September 30, 1995                      1,907,310           0.167 -  6.50
     June 30, 1996                           1,705,957           0.167 -  6.50

10.      INCOME TAXES:

         For the nine months ended June 30, 1996, the Company experienced a net decrease in its net deferred tax asset valuation allowance of $3.1 million. At June 30, 1996, the Company had $33.4 million in NOL carryforwards for regular tax purposes and $26.7 million for alternative minimum tax ("AMT NOL") purposes which expire in the years 2006-2010. Included in these NOL carryforward amounts are $1.5 million in NOL carry forwards that were acquired in the Metrol Security corporate stock acquisition. This $1.5 million acquired NOL carryforward begins to expire in 1999. These carryforwards are available, subject to certain restrictions, to reduce taxable income, and alternative minimum taxable income in future periods. As a result of various prior issuances of preferred and common stock, or if there are future substantial changes in the Company's ownership, there may be annual limitations on the amounts of NOL and AMT NOL, as well as credits, that can be used to reduce the Company's taxable income, and alternative minimum taxable income. The Company has utilized $7.1 million in net operating loss carryforwards for the nine months ended June 30, 1996 which results in the effective tax rate being lower than the expected statutory rate.

                                                                 September 30,                   June 30,
                                                                     1995                          1996
                                                                     ----                          ----
Deferred tax assets:
     Accounts receivable, due to allowance
      for doubtful accounts                                       $  1,000                       $  1,772
     Acquisition reserves and holdbacks                              2,365                          5,465
     Performance warrants                                            1,800                          1,800
     Net operating loss carryforwards                               15,688                         13,340
     Original issue discount amortization                            2,174                          6,936
     Other                                                              37                             56
     Less valuation allowance                                       (3,573)                          (506)
                                                                  --------                       --------
          Total deferred tax assets                                 19,491                         28,863
Deferred tax liabilities:
     Differences in depreciation and amortization                  (19,491)                       (29,655)
                                                                  --------                       --------
          Net deferred tax liabilities                            $      0                       $    792
                                                                  ========                       ========

         The valuation allowance of $0.5 million at June 30, 1996 reflects uncertainties regarding the utilization of state income tax NOL carryforwards on the Company's tax returns prior to their dates of expiration.

         In June 1996, the Company acquired all of the outstanding shares of Metrol Security Services, Inc. (See Note 4) For financial reporting purposes, the assets acquired and the liabilities assumed were valued at fair market value as of the date of purchase. For income tax reporting purposes, the acquisition was treated as a non-taxable stock purchase with acquired assets and liabilities retaining their historical tax basis. The deferred tax liability resulting from the acquisition basis difference, together with the Company's existing deferred tax liability exceeded the Company's deferred tax assets at the date of purchase. The taxable temporary differences creating the Company's deferred tax liabilities are expected to reverse prior to expiration of the Company's NOLs reducing the requirement for the Company's previously established deferred tax asset valuation allowance which then affects the amount of the Metrol acquisition cost that is allocated to subscriber accounts.

11.      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        Acquisitions:
                                                                  Nine months ended June 30,
                                                                   1995                1996
                                                                   ----                ----
Subscriber accounts acquired                                     $  63,161           $  95,506
Inventory                                                               30                 786
Accounts receivable, net                                                10               1,588
Plant, property and equipment                                           37               1,884
Other assets acquired                                                    4               1,674
                                                                 ---------           ---------
     Total assets acquired                                          63,242             101,438
                                                                 ---------           ---------

Cash paid to seller                                                 44,992              72,757
Stock issued to seller                                                  --               6,843
Acquisition expenses                                                   500                 646
Purchase holdback                                                    5,559               1,478
Acquisition reserve                                                  2,888               2,478
Deferred revenue acquired                                            3,117               3,934
Other liabilities assumed                                            6,186              13,302
                                                                 ---------           ---------
     Total purchase price                                        $  63,242           $ 101,438
                                                                 =========           =========

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

         The following reflects increases (decreases) in assets and accumulated deficit, and decreases (increases) in liabilities and stockholders' equity accounts resulting from non-cash investing and financing activities which occurred in the nine months ended June 30, 1995 (dollar amounts in thousands):


                                                                                  Class B
                                                        Redeemable                Common     Additional
                                             Purchase    Preferred     Common  & Preferred    Paid-in     Accumulated
                              Intangibles   Holdbacks      Stock       Stock      Stock       Capital       Deficit
                            -------------   ---------      -----       -----      -----       -------       -------
Accretion to redemption
  value of preferred stock                                $    (15)                                        $ 15

Charge-off of purchase
  holdbacks                     $(1,675)       $1,675

Accelerated accretion upon
   conversion of preferred stock                              (782)                                         782

Reclassification of IPO costs    (1,305)                                                   $   1,305

Conversion of Class B
  Common and preferred                                      12,897     $(56)       $ 85      (12,927)
                                -------        ------     --------     ----        ----     --------       ----
                                $(2,980)       $1,675     $ 12,100     $(56)       $ 85    $ (11,622)      $797
                                =======        ======     ========     ====        ====     ========       ====


         The following reflects increases (decreases) in assets, and decreases (increases) in liabilities and additional paid-in capital resulting from non-cash investing and financing activities which occurred in the nine months ended June 30, 1996 (dollar amounts in thousands):

                                                                                               Series H
                                                  Purchase       Common    Additional Paid     Preferred
                                   Intangibles   Holdbacks        Stock      in Capital          Stock
                                   -----------   ---------       ------     --------------     ----------
Charge off of purchase holdbacks    $( 3,911)      $3,911           --              --                --
Conversion of Series H Preferred          --           --       $   (7)       $ (6,120)          $ 6,127
Common shares issued for Metrol        6,843                        (4)         (6,839)
Reclassification of stock
   offering costs                       (539)          --           --             539                --
                                    --------       ------       ------        --------           -------
                                    $  2,393       $3,911       $  (11)       $(12,420)          $ 6,127
                                    ========       ======       ======        ========           =======


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


13.      SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION:

         POI and Services have fully and unconditionally guaranteed the 13 5/8% Senior Subordinated Discount Notes of Monitoring due 2005 ("Discount Notes") on a joint and several basis. POI has no independent operations and the consolidated revenues and costs of operations of POI are substantially reflected in the accounts of Monitoring. Prior to the merger of Services into Monitoring, the operations of Monitoring and Services were significantly interconnected and Monitoring and Services share common management,

13.   SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION
      (CONTINUED):

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

                                                                  September 30,            June 30,
                                                                      1995                   1996
                                                                      ----                   ----
Summarized Balance Sheet
Assets
     Current assets                                                 $  10,734            $  24,126
     Subscriber accounts and intangibles, net                         162,239              238,898
     Other non-current assets                                           5,695               11,405
Liabilities and Stockholders' Equity
     Deferred revenue                                               $   9,166            $  13,763
     Other current liabilities                                         10,727               21,405
     Long-term debt, net of current portion                           146,023              206,956
     Other long-term liabilities                                          279                  604
     Redeemable preferred stock                                         6,127
     Stockholders' equity                                               6,347               30,909



                                         Three Months        Three Months     Nine Months      Nine Months
                                            Ended               Ended            Ended            Ended
                                           June 30,            June 30,         June 30,         June 30,
                                             1995                1996             1995             1996
                                             ----                ----             ----             ----
Summarized Statements of Operations
     Revenues                            $   13,685        $    18,617        $   38,965       $    51,795
     Gross Profit                             9,064             12,646            25,080            34,459
     Loss before extraordinary item
     and cumulative effect of change in
     accounting method, net of taxes         (1,786)            (3,860)           (4,082)          (11,099)
     Net loss                               (10,684)            (3,860)          (14,934)          (11,099)

14.   ACQUISITION:

         On June 28, 1996 the Company acquired all of the outstanding stock of Metrol Security Services, Inc. ("Metrol"), sells, installs, services and monitors security alarm systems and provides guard and patrol services to residential and commercial subscribers in Arizona and New Mexico.

         The purchase price was allocated to the assets and subscriber accounts acquired and the liabilities assumed on the basis of fair values at June 28, 1996 as follows (in thousands):

        Subscriber accounts acquired            $30,294
        Inventories                                 754
        Receivables, net                          1,711
        Property and Equipment                    1,884
        Other assets acquired                       622
                                                -------
                                                $35,265
                                                =======

        Cash paid to seller                     $21,296
        Stock issued to seller                    6,843
        Acquisition costs                            88
        Purchase holdback                         3,000
        Acquisition transition costs                500
        Deferred revenue                          1,730
        Other liabilities assumed                 1,808
                                                -------
                                                $35,265
                                                =======



         The following unaudited pro forma condensed consolidated results of operations present information as if the acquisition had occurred as of the beginning of each of the nine month periods ended June 30, 1995. The pro forma information is presented after giving effect to certain adjustments for the amortization of subscriber accounts, interest expense and the disposition of Metrol's guard operations. Certain of Metrol's expenses were estimated based on annual amounts incurred. Management believes the estimates provide a reasonable approximation of actual results. The pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of future results of operations.

                                            Pro forma for the nine months ended
                                             June 30, 1995      June 30, 1996

        Revenue                                46,139             60,651
        Net loss before extraordinary item
          and cumulative effect of change
          in accounting method                 (6,255)            (9,877)
        Net loss before extraordinary item,
          and cumulative effect of change
          in accounting method per share        (0.87)             (0.91)
        Net loss                              (14,281)            (9,877)
        Net loss per share                      (1.76)             (0.91)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         For an overview of the Company's accounting policies and specific discussions of, among other things, a change in the method of accounting for certain acquisition and transition expenses, a change in statement of operations presentation format and the impact of SFAS 121 on the Company's financial statements, see the Company's Form 10-K, as amended, for the fiscal year ended September 30, 1995.

         Acquisition and Dealer Program Activity. As described in this Form 10-Q, a significant portion of the Company's growth has been generated by the acquisition of portfolios of subscriber accounts from other alarm companies. Because the Company typically acquires only the subscriber accounts (and not the accounts receivable or other assets) of the sellers, the Company focuses its pre- acquisition review and analysis on the quality and stability of the subscriber accounts to verify the monthly recurring revenue ("MRR") represented by such accounts. If the subscriber accounts to be purchased pass such due diligence scrutiny, the Company then applies its monitoring costs to such MRR as a basis for determining the purchase price to be paid by the Company. To protect the Company against the loss of acquired accounts, the Company typically seeks to obtain from the seller a guarantee against the subscriber account cancellation for a period following the acquisition and the right to retain a portion of the acquisition price (a "purchase price holdback") against the MRR lost due to subscriber account cancellations during the specified period.

         During the nine months ended June 30, 1996 the Company added (through acquisitions of 27 portfolios of subscriber accounts and through its Dealer Program) an aggregate of approximately 77,000 subscriber accounts for a total purchase price of approximately $95.5 million. The MRR of the acquired accounts ranged from approximately $10.00 to $60.00, with an average of $28.56, and the average purchase price holdback was approximately 12% of the initial purchase price. Approximately 80% of the acquired subscriber accounts were residential.

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

         The following table sets forth the Company's gross subscriber attrition and net MRR attrition for the periods indicated:

                                                                           Twelve Months Ended
                                                                           -------------------
                                                     6/30/95       9/30/95       12/31/95       3/31/96       6/30/96
                                                     -------       -------       --------       -------       -------
         Gross subscriber attrition . . . . . . .     18.6%         19.3%         20.3%          20.5%         19.9%
         Net MRR attrition  . . . . . . . . . . .      6.2           6.6           6.6            7.9           7.1


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

         The table below sets forth the change in the Company's subscriber base over the periods indicated:

                                                                    Twelve Months Ended June 30,
                                                                    ----------------------------
                                                                      1995              1996
                                                                      ----              ----
  Number of subscribers:
     Beginning of period  . . . . . . . . . . . . . . . .             76,112           131,166
     Additions through portfolio acquisitions and Dealer
           Program, net of sales of subscriber accounts .             68,891            80,967
     Installations by Company personnel   . . . . . . . .              1,644               984
     Reconnects and conversions   . . . . . . . . . . . .              3,465             4,243
     Gross subscriber attrition   . . . . . . . . . . . .            (18,946)          (29,228)
                                                                    --------          --------
          End of period   . . . . . . . . . . . . . . . .            131,166           188,132
                                                                     =======           =======


         Joint Ventures and Alliances. To evaluate other potential sources of subscriber growth, the Company has initiated an analysis of companies that may have an interest in entering the residential security alarm market. In addition, certain companies in industries facing deregulation (such as the telecommunications and electric utility industries) have expressed to the Company an interest in offering security alarm services to develop more comprehensive relationships with their customers. As of the date of this Form 10-Q, the Company is discussing with certain of such companies, and intends to continue to explore, possible joint ventures, co-marketing arrangements and other strategic alliances as a method of enhancing its subscriber growth and reducing its cost of generating new subscribers. As of the date of this Form 10-Q, the Company has not entered into any agreement or arrangement for any such joint venture or other alliance.

         Recent Developments On June 28, 1996, the Company acquired Metrol Security Services, Inc. (together with its subsidiaries, "Metrol"), for $30.7 million, including the repayment of $15.7 million of Metrol's debt. To finance the acquisition, the Company issued 417,885 shares of Common Stock to Metrol's stockholders and borrowed $24.0 million under the Revolving Credit Facility. Metrol, previously the 28th largest security alarm company in the United States, had approximately 18,500 subscribers (approximately 5,500 of which subscribed to Metrol's alarm response service), and provide other ancillary security services, including guard services, a national accounts program, an integrated system division and a probation monitoring operation. The acquired subscriber accounts (approximately 70% of which are residential) represent approximately $500,000 of MRR and $50,000 of recurring alarm response revenues. Approximately 95% of the acquired Metrol subscribers are located in Phoenix and Tucson, Arizona; the remainder are in Albuquerque and Santa Fe, New Mexico. As a result of the Metrol acquisition, the Company believes that, based upon number of subscribers, it has enhanced its position as the largest residential security alarm monitoring company in Arizona.

         On June 27, 1996, the Credit Agreement was amended to increase the maximum amount of borrowings available under the Revolving Credit Facility to $100 million, to reduce the interest rate payable on such borrowings, to extend the term of the Revolving Credit Facility to January 3, 2000 and to make certain other changes favorable to the Company.


RESULTS OF OPERATIONS

  The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                               Three months ended June 30,         Nine months ended June 30,
                                           -------------------------------       ----------------------------------
                                                  1995             1996               1995              1996
                                           ---------------     -----------       ------------         ---------
  Revenues:
         Monitoring and Service                   86.1%             90.5%             83.7%             89.5%
         Other                                    13.9               9.5              16.3              10.5
                                                 -----             -----             -----             -----
             Total revenues                      100.0%            100.0%            100.0%            100.0%
                                                 -----             -----             -----             -----
  Cost of revenues:
         Monitoring and Service                   21.0%             24.0%             20.9%             24.4%
         Other                                    12.8               8.1              14.7               9.0
                                                 -----             -----             -----             -----
             Total cost of revenues               33.8              32.1              35.6              33.4
                                                 -----             -----             -----             -----
             Gross profit                         66.2              67.9              64.4              66.6

  Selling, general and administrative expenses    19.8              18.9              21.0              19.5
  Loss on acquisition terminations                 1.5                --               0.5                --
  Acquisition and transition expenses              5.0               6.0               6.1               5.9
  Amortization of subscriber accounts & goodwill  29.4              32.5              27.9              31.1
                                                 -----             -----             -----             -----
         Operating income                         10.5%             10.5%              8.9%             10.1%
                                                 =====             =====             =====             =====

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

         Revenues. Revenues for the nine months ended June 30, 1996 increased by approximately $12.8 million, or 32.9%, to $51.8 million from $39.0 million in the comparable period in 1995. Monitoring and service revenues increased by approximately $13.8 million, or 42.2%, a substantial majority of which resulted from the addition of subscribers through the acquisition of portfolios of subscriber accounts and purchases of subscriber accounts from independent alarm dealers with whom the Company has exclusive purchase agreements (the "Dealer Program"). The Company's subscriber base increased by 43.4% to approximately 188,000 subscribers at the end of the third quarter of fiscal 1996 as compared to approximately 131,000 subscribers at the end of the third quarter of fiscal 1995. The sale of enhanced services and new subscribers generated by Company personnel comprised the remainder of revenue growth. Other revenues, consisting primarily of revenues generated by the Company's patrol and alarm response, installation and lock businesses, decreased by $0.9 million, or 14.6%, to $5.4 million. Such decrease was caused primarily by a decline in installation revenues of 36.9%, or approximately $1.1 million. The decline in installation revenues (and the decline in installation expense described below) resulted from the Company's continued emphasis on growth through acquisitions and the Dealer Program, rather than through the sale of new alarm systems by Company personnel.

         Cost of revenues. Cost of revenues for the nine months ended June 30, 1996 increased by approximately $3.5 million, or 24.9%, to $17.3 million. Cost of revenues as a percentage of total revenues declined to 33.4% for the three quarters of fiscal 1996 from 35.6% for the comparable period in fiscal 1995. Monitoring and service expenses increased by approximately $4.5 million, or 55.2%, primarily due to increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and service expenses as a percentage of monitoring and service revenues increased to 27.3% for the nine months ended June 30, 1996 from 25.0% during the comparable period in fiscal 1995. Such increase reflects a higher level of staffing at the Company's central monitoring station as well as a lower MRR per subscriber in the nine months ended June 30, 1996, due primarily to the acquisition of portfolios of subscriber accounts that had a lower average MRR per subscriber than the Company's average at that time. Other expenses decreased by approximately $1.0 million, or 18.3%, to approximately $4.7 million for the nine months ended June 30, 1996 from $5.7 million for the first nine months of fiscal 1995. The decrease primarily was caused by a 38.1% decrease ($0.9 million) in installation expense.

         Gross profit. Gross profit for the nine months ended June 30, 1996 was approximately $34.5 million, which represents an increase of approximately $9.4 million, or 37.4%, over the $25.1 million of gross profit recognized in the comparable period in fiscal 1995. Gross profit as a percentage of total revenues was 66.6% for the nine months ended June 30, 1996 compared to 64.4% for the comparable period in fiscal 1995. This increase was caused primarily by an increase in monitoring and service revenues as a percentage of total revenues to 89.5% in the nine months ended June 30, 1996 compared to 83.7% in the comparable period in fiscal 1995. Gross profit from other revenues increased slightly to approximately $0.7 million for the first nine months of fiscal 1996 from $0.6 million for the comparable period in fiscal 1995.

         Selling, general and administrative expenses. Selling, general and administrative expenses rose to approximately $10.1 million in the first nine months of fiscal 1996, which represents an increase of approximately $1.9 million, or 23.3%, over selling, general and administrative expenses in the comparable period in fiscal 1995. Such figure as a percentage of total revenues declined from 21.0% in the nine months ended June 30, 1995 to 19.5% in the comparable period in fiscal 1996, due primarily to the growth rate in revenues exceeding that of selling general and administrative expenses. Sales and marketing expenses declined due to the Company's continued emphasis on growth through acquisitions and the Dealer Program, rather than through sales of new
alarm systems by Company personnel.   The increase in general and
administrative expenses was caused by increases in corporate and branch management and overhead expenses incurred to supervise a larger employee base associated with a larger subscriber base. Advertising and marketing expenses are expensed as incurred and comprised less than 1% of revenues in each of the
nine month periods ended June 30, 1995 and 1996.   The provision for doubtful
accounts increased to approximately $1.5 million for the nine months ended June 30, 1996 from approximately $1.2 million for the comparable period in fiscal 1995.

         Acquisition and transition expenses. Acquisition and transition expenses for the nine months ended June 30, 1996 totaled approximately $3.0 million compared to $2.4 million for the comparable period in fiscal 1995. Such increase reflects the Company's increased acquisition and Dealer Program
activity during the nine months ended June 30, 1996.   Such expenses will
fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition activity and its ability to require sellers to bear certain of such acquisition-related expenses.

         Amortization of subscriber accounts and goodwill. Amortization expense during the nine months ended June 30, 1996 increased by approximately $5.2 million, or 48.4%, to $16.1 million. This increase is the result of the addition to the Company's intangible asset reflecting the acquisition of portfolios of subscriber accounts and the purchase of subscriber accounts through the Dealer Program.

         Operating income. Operating income for the nine months ended June 30, 1996 was approximately $5.2 million, compared to approximately $3.5 million in the comparable period in fiscal 1995. Operating income as a percentage of total revenues was 10.1% in the first nine months of fiscal 1996, compared to 8.9% in the comparable period in fiscal 1995. The increase in such figure over the comparable period in fiscal 1995 reflects the increase in gross profit as a percentage of total revenues and the achievement of economies of scale.

         Interest expense, net and amortization of debt issuance costs and OID. Interest expense, net and amortization of debt issuance costs and OID increased by $6.7 million, or 70.0%, to $16.2 million in the nine months ended June 30, 1996, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth. Because the Company refinanced its cash interest-paying subordinated debt in May of 1995 with non-cash interest-paying subordinated debt (see"- Liquidity and Capital Resources"), amortization of debt issuance costs and original issue discount ("OID") increased during the nine months ended June 30, 1996 to approximately $13.2 million.

         Balance sheet data. At June 30, 1996, the Company's working capital deficit was $11.0 million, as compared to a working capital deficit of $9.2 million at September 30, 1995. The increase in the working capital deficit was caused primarily by increases in purchase holdbacks, deferred revenue and acquisition transition costs of $15.0 million offset by increases in cash, accounts receivable, inventories and prepaid expenses of $13.4. Subscriber accounts and intangibles, net increased to $238.9 million at June 30, 1996 from $162.2 million at September 30, 1995. This increase of $76.7 million, or 47.3%, was caused by the addition of new subscribers, net of amortization expense. Total stockholders' equity increased to approximately $30.9 million at June 30, 1996 from $6.3 million at September 30, 1995. The increase in such figure reflects the Company's public offering of 2.5 million shares of Common Stock (resulting in approximately $23.1 million of net proceeds) and the conversion of the Company's Series H Redeemable Preferred Stock to Common Stock in February 1996 (approximately $6.1 million) and the issuance of 417,885 shares of Common Stock as a portion of the purchase price payment for the Metrol Security Services acquisition (resulting in an increase to shareholder's equity of approximately $6.8 million) partially offset by approximately $11.3 million of losses in the first nine months of fiscal 1996.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         Revenues. Revenues for the three months ended June 30, 1996 (the "third quarter of fiscal 1996") increased by approximately $4.9 million, or 36.0%, to $18.6 million from $13.7 million in the comparable period in 1995. Monitoring and service revenues increased by approximately $5.1 million, or 43.1%, a substantial majority of which resulted from the addition of subscribers through the acquisition of portfolios of subscriber accounts and the Dealer Program. The Company's subscriber base increased by 43.4% to approximately 188,000 subscribers at the end of the third quarter of fiscal 1996 as compared to approximately 131,000 subscribers at the end of the third quarter of fiscal 1995. The sale of enhanced services and new subscribers generated by Company personnel comprised the remainder of revenue growth. Other revenues decreased by $0.2 million, or 7.6%, to $1.8 million. Such decrease was caused primarily by a decline in installation revenues of 22.9%, or approximately $0.2 million.

         Cost of revenues. Cost of revenues for the third quarter of fiscal 1996 increased by approximately $1.4 million, or 29.2%, to $6.0 million. Cost of revenues as a percentage of total revenues declined to 32.1% for the third quarter of fiscal 1996 from 33.8% for the comparable period in fiscal 1995. Monitoring and service expenses increased by approximately $1.6 million, or 55.3%, primarily due to increased activity at the Company's central monitoring station and field service branches. Monitoring and service expenses as a percentage of monitoring and service revenues increased to 26.5% for the third quarter of fiscal 1996 from 24.4% during the comparable period in fiscal 1995. Such increase reflects both a higher level of staffing at the Company's central monitoring station, and the acquisition of portfolios of subscriber accounts that had a lower average MRR per subscriber than the Company's average at the time. Other expenses decreased by approximately $0.2 million, or 13.6%, to approximately $1.5 million for the third quarter in fiscal 1996 from $1.7 million for the third quarter of fiscal 1995. The decrease primarily was caused by a 29.1% decrease ($0.2 million) in installation expense.

         Gross profit. Gross profit for the third quarter of fiscal 1996 was approximately $12.6 million, which represents an increase of approximately $3.6 million, or 39.5%, over the $9.1 million of gross profit recognized in the comparable period in fiscal 1995. Gross profit as a percentage of total revenues was 67.9% for the third quarter of fiscal 1996 compared to 66.2% for the comparable period in fiscal 1995. This increase was caused primarily by an increase in monitoring and service revenues as a percentage of total revenues to 90.5% in the third quarter of fiscal 1996 compared to 86.1% in the comparable period in 1995. Gross profit from other revenues increased to approximately $0.3 million for the third quarter of fiscal 1996 from $0.2 million for the comparable period in fiscal 1995.

         Selling, general and administrative expenses. Selling, general and administrative expenses rose to approximately $3.5 million in the third quarter of fiscal 1996, which represents an increase of approximately $0.8 million, or 30.3%, over selling, general and administrative expenses in the comparable period in fiscal 1995. Such figure as a percentage of total revenues declined from 19.8% in the third quarter of fiscal 1995 to 18.9% in the third quarter of fiscal 1996. The increase in selling, general and administrative expenses was caused by increases in corporate and branch management and overhead expenses incurred to supervise a larger employee base associated with a larger subscriber base. Advertising and marketing expenses comprised less than 1% of revenues in each of the quarters ending June 30, 1995 and 1996. The provision for doubtful accounts increased to approximately $0.5 million for the third quarter of fiscal 1996 from $0.3 million for the comparable period in fiscal 1995.

         Acquisition and transition expenses. Acquisition and transition expenses for the third quarter of fiscal 1996 totaled approximately $1.1 million compared to $0.7 million for the comparable period in fiscal 1995.
Such increase was caused by significant acquisition activity in the third quarter of fiscal 1996, as well as the assimilation of several large portfolios of subscriber accounts acquired at the end of the second quarter of fiscal 1996.

         Amortization of subscriber accounts and goodwill. Amortization expense for the third quarter of fiscal 1996 increased by approximately $2.0 million, or 50.4% to $6.0 million. This increase is the result of the addition of subscriber accounts through the acquisition of portfolios of subscriber accounts and the Dealer Program.

         Operating income. Operating income for the third quarter of fiscal 1996 was approximately $2.0 million, compared to approximately $1.4 million in the comparable period in fiscal 1995. Operating income as a percentage of total revenues was 10.5% in the third quarter of fiscal 1996, compared to 10.5% in the comparable period in fiscal 1995. Increases in acquisition, transition and amortization expenses as a percentage of total revenues reflect the Company's increased acquisition and Dealer Program activity.

         Interest expense, net, and amortization of debt issuance costs and OID. These amounts increased by $1.9 million, or 48.9%, to $5.7 million in the third quarter of fiscal 1996, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth. See "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES

         General. Since September 1991, the Company has financed its operations and growth from a combination of long-term debt, including the proceeds of the $50.0 million principal amount of Senior Subordinated Notes issued in November 1993 and the $166.0 million principal amount ($105.2 million net proceeds) of Discount Notes issued in May 1995, short-term borrowings under its Revolving Credit Facility, sales of stock and, to a lesser extent, cash flows from operations. In February 1996, the Company completed a public offering of 4.0 million shares of Common Stock (2.5 million shares of which were sold by the Company and 1.5 million shares of which were sold by two selling stockholders). Net proceeds from such offering were approximately $23.1 million, all of which were used to reduce borrowings under the Revolving Credit Facility. The Company believes that, based on the amount of net cash provided by operating activities in fiscal 1994 and 1995 and the nine months ended June 30, 1996, cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the purchases of subscriber accounts from the Company's dealers and acquisitions of portfolios of subscriber accounts.

         On a long-term basis, the Company has several material commitments. Borrowings under the Revolving Credit Facility were approximately $80.9 million at June 30, 1996 and could be as high as $100.0 million through January 3, 2000, the current maturity date of the Revolving Credit Facility. Although the Company believes that it will be able to obtain further extensions of the maturity date of the Revolving Credit Facility from time to time, or will be able to refinance the Revolving Credit Facility prior to its maturity date, there can be no assurance that the Company will be able to do so. The Discount Notes require the Company to begin to make interest payments on such obligations on December 31, 1998. Based on an interest rate of 13 5/8%, such payment will be approximately $11.3 million semiannually, or $22.6 million on an annual basis. As a result, a substantial portion of the Company's cash flows from operations will be required to make interest payments on the Discount Notes, and there can be no assurance that the Company's cash flow from operations will be sufficient to meet such obligation, or that there will be sufficient funds available to the Company after such interest payments to meet other debt, capital expenditure and operational obligations. The $166.0 million principal amount of Discount Notes matures on June 30, 2005. There can be no assurance that the Company will have the cash necessary to repay the Discount Notes at maturity or will be able to refinance such obligations. The Company maintains a $2.0 million letter of credit sub-facility under its Revolving Credit Facility, and has extended an approximately $1.2 million letter of credit to a seller, scheduled payments under which are approximately $0.4 million during each of fiscal 1997, 1998 and 1999.

         The Company intends to use the remaining cash flows from operations, together with borrowings under the Revolving Credit Facility, to finance the addition of subscriber accounts. Although the Company anticipates that it will continue to acquire portfolios of subscriber accounts, the Company cannot estimate the number, size or timing of such acquisitions. Depending on such factors, additional funds beyond those currently available to the Company under the Revolving Credit Agreement may be required to continue the acquisition program and to finance the Dealer Program. In this regard, in August 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission to register for sale to the public up to $150 million aggregate principal amount of senior and subordinated debt securities. There can be no assurance that any such public offering will be completed or that the Company will be able to obtain such financing on acceptable terms or at all.

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

         For the nine months ended June 30, 1996, the Company's net cash provided by operating activities was $16.6 million, compared to $2.6 million for the comparable period in fiscal 1995. The increase in net cash provided by operations of approximately $14.0 million was a result of higher earnings before interest, taxes, depreciation and amortization and lower cash interest payments. The decline in cash interest payments was due to the refinancing of cash interest paying debt with the Discount Notes as described above.

         For the first nine months of fiscal 1996, the Company's net cash used in investing activities was $80.8 million, compared to $55.0 million during the first nine months of fiscal 1995, primarily as a result of the acquisition of portfolios of subscriber accounts.

         During the first nine months of fiscal 1996, the Company's net cash provided by financing activities was $71.4 million, compared to $52.1 million in the comparable period in fiscal 1995. Financing activities reflect the Company's borrowings under its Revolving Credit Facility and proceeds from the Company's secondary stock offering in February 1996.

         Restrictions on Dividends. POI has never paid any cash dividends on the Common Stock and does not intend to pay cash dividends in the foreseeable future. Both the Revolving Credit Facility and the Indenture governing the Discount Notes restrict POI's ability to declare or pay any dividend on, or make any other distribution in respect of, POI's capital stock.

         Capital Expenditures. During the nine months ended June 30, 1996, the Company made approximately $4.7 million of capital expenditures, of which $3.0 million were made for the routine replacement and required upgrading and expansion of vehicles, computers, phone switches and other capital items, and the remainder were made for the upgrading of its monitoring and administrative hardware and software. The Company believes the installation of the new computer software will create efficiencies Company-wide, and particularly in the customer service, data entry and field service functions. The implementation of the new software is scheduled to be completed in fiscal 1997. In addition, the Company anticipates making capital expenditures totaling $500,000 in fiscal 1997 and 1998 to expand the capacity of the central monitoring station to approximately 500,000 subscribers. The Company believes cash flows from operations, together with borrowing under the Revolving Credit Facility, will be sufficient to fund the Company's capital expenditures in the remainder of fiscal 1996 and fiscal 1997.

                                    PART II

                               OTHER INFORMATION

ITEM 5. In February 1996, POI entered into one-year consulting agreement with Dr. Ben Enis pursuant to which Dr. Enis advises the Company with respect to advertising and marketing matters and is compensated for such services at the rate of $7,500 per month.

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K.

(a)      Exhibits

Exhibit
Number                                                    Exhibit Description
- ------   -----------------------------------------------------------------------------------------------------------------------

 2.1     Agreement to Purchase and Sell Stock dated as of May 23, 1996, among Metrol Security Services, Inc.
         ("Metrol"), the persons named therein as the "Shareholders" (the "Shareholders"), Protection One Alarm
         Monitoring, Inc. ("Monitoring") and Protection One, Inc. ("POI"). (1)

 2.2     Amendment No. 1 to Agreement dated as of June 28, 1996, among Metrol, the Shareholders, Monitoring, and
         POI. (2)

 2.3     Escrow Agreement dated May 31, 1996, among Metrol, the Shareholders,  Monitoring, POI and First National
         Bank of Denver, N.A. as the Escrow Agent. (3)

10.1     Registration Rights Agreement dated as of June 28, 1996, among POI and the Shareholders. (4)

10.2     Amended and Restated Credit Agreement dated as of June 7, 1996, among Monitoring, Heller Financial, Inc.
         ("Heller") and the other Lenders named therein and Heller as Agent for such Lenders.

10.3     Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and James M. Mackenzie, Jr.

10.4     Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and John W. Hesse.

10.5     Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and John E. Mack, III.

10.6     Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and Thomas K. Rankin.

10.7     Consulting Agreement dated as of February 19, 1996 between POI and Dr. Ben Enis.

(1)      Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-3 (Commission  File No.
         333-5849) filed by POI with the Securities and Exchange Commission (the "Commission") on June 12, 1996
         (the "June 1996 Form S-3").

(2)      Incorporated by reference to Exhibit 2.2 to the June 1996 Form S-3.

(3)      Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by POI and Monitoring with the Commission reporting an event dated June 7, 1996 (the "June 1996 Form 8-K").

(4)      Incorporated by reference to Exhibit 99.1 to the June 1996 Form 8-K.

(b)      Reports on Form 8-K.

         The following reports on Form 8-K have been filed during the quarter for which this report is filed:


         1. Current Report on Form 8-K dated May 23, 1996, filed by POI and Monitoring with the Commission on May 24, 1996, and reporting in response to Item 2 the entering into by POI and Monitoring of the agreement to purchase all of the capital stock of Metrol filed as an exhibit to this report.

         2. Current Report on Form 8-K dated June 7, 1996, filed by POI and Monitoring with the Commission on July 2, 1996, as amended, reporting in response to Item 2 Monitoring's acquisition of all of the outstanding capital stock of Metrol and in response to Item 5 the entering into by POI and Monitoring of the Amended and Restated Credit Agreement filed as an exhibit to this report. Such report as amended also included the consolidated financial statements of Metrol and its subsidiaries and pro forma financial information with respect to the Metrol acquisition.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

August 14, 1996                                         PROTECTION ONE, INC.
                                                        PROTECTION ONE ALARM MONITORING, INC.

                                                        By:       /s/ John W. Hesse
                                                                  --------------------------
                                                                       John W. Hesse
                                                                  Executive Vice President
                                                                  and Chief Financial Officer