Form 10-Q/A
period 1996-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1996-09-03
CIK 916230, 916310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A
                               (Amendment No. 1)



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

11.      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        Acquisitions:
                                                                  Nine months ended June 30,
                                                                   1995                1996
                                                                   ----                ----
Subscriber accounts acquired                                     $  63,161           $  95,506
Inventory                                                               30                 786
Accounts receivable, net                                                10               1,588
Plant, property and equipment                                           37               1,884
Other assets acquired                                                    4               1,674
                                                                 ---------           ---------
     Total assets acquired                                          63,242             101,438
                                                                 ---------           ---------

Cash paid to seller                                                 44,992              72,757
Stock issued to seller                                                  --               6,843
Acquisition expenses                                                   500                 646
Purchase holdback                                                    5,559               8,682
Acquisition reserve                                                  2,888               4,781
Deferred revenue acquired                                            3,117               3,934
Other liabilities assumed                                            6,186               3,795
                                                                 ---------           ---------
     Total purchase price                                        $  63,242           $ 101,438
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

10.1     Registration Rights Agreement dated as of June 28, 1996, among POI and the Shareholders. (4)

10.2     Amended and Restated Credit Agreement dated as of June 7, 1996, among Monitoring, Heller Financial, Inc.
         ("Heller") and the other Lenders named therein and Heller as Agent for such Lenders. (5)

10.3     Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and James M. Mackenzie, Jr. (5)

10.4     Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and John W. Hesse. (5)

10.5     Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and John E. Mack, III. (5)

10.6     Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and Thomas K. Rankin. (5)

10.7     Consulting Agreement dated as of February 19, 1996 between POI and Dr. Ben Enis. (5)

27.1     Financial Data Schedule for Protection One, Inc. (5)

27.2     Financial Data Schedule for Protection One Alarm Monitoring, Inc. (5)


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

(5)      Previously filed.


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

September 3, 1996                                       PROTECTION ONE, INC.
                                                        PROTECTION ONE ALARM MONITORING, INC.

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