Form 10-K
period 1996-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1996-12-30
CIK 916230, 916310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                0-24780                                    33-73002-01
               ---------                                  --------------
       (Commission File Number)                     (Commission File Number)

                                                      Protection One Alarm
          Protection One, Inc.                            Monitoring, Inc.
         ---------------------                       -----------------------
     (Exact Name of Registrant as                 (Exact Name of Registrant as
       Specified in its Charter)                     Specified in its Charter)


               Delaware                                     Delaware
              ----------                                   ----------
      (State or Other Jurisdiction              (State or Other Jurisdiction of
     of Incorporation or Organization)           Incorporation or Organization)

               93-1063818                                  93-1065479
              ------------                                ------------
    (I.R.S. Employee Identification No.)    (I.R.S. Employee Identification No.)

          6011 Bristol Parkway,                        6011 Bristol Parkway,
      Culver City, California 90230               Culver City, California 90230
      -----------------------------               -----------------------------
    (Address of Principal Executive            (Address of Principal Executive
      Offices, Including Zip Code)               Offices, Including Zip Code)

            (310) 338-6930                                (310) 338-6930
           --------------                                 --------------
  (Registrant's Telephone Number,               (Registrant's Telephone Number,
          Including Area Code)                         Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class         Name of Each Exchange on Which Registered
         -------------------         -----------------------------------------
      6 3/4% Convertible Senior                 New York Stock Exchange
    Subordinated Notes Due 2003
      of Protection One Alarm
  Monitoring, Inc. Guaranteed by
        Protection One, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, par value $0.01 per share of Protection One, Inc.
         ---------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period as that such registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock of Protection One, Inc. held by nonaffiliates on December 27, 1996 (based on the last sale price of such shares) on the Nasdaq National Market was $100,293,182.

         As of December 27, 1996, Protection One, Inc. had outstanding 13,466,671 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions J(1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format set forth therein.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Protection One, Inc.'s Proxy Statement for the Annual Meeting of the Shareholders to be held on January 29, 1997 are incorporated by reference in
Part III.

                               INTRODUCTORY NOTE

         COMPANY STRUCTURE. Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to "the Company" or "Protection One" are to Protection One, Inc.("POI"), and its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc.("Monitoring"). Each of POI and Monitoring is sometimes referred to herein as "Registrant." POI's sole asset is, and POI operates solely through, its investment in Monitoring. Each of POI and Monitoring is a Delaware corporation organized in September 1991.

         MRR AND EBITDA. As used in this Annual Report on Form 10-K, "MRR" means monthly recurring revenue (excluding revenues from patrol services) that the Company is entitled to receive under contracts in effect at the end of the period and "EBITDA" means earnings before interest, taxes, depreciation and amortization (excluding adjustments of purchase accounting accruals, losses or gains on disposition of fixed assets, loss on assets held for sale, loss on abandoned acquisitions and extraordinary items). MRR is a term commonly used in the security alarm industry as a measure of the size of a company, but not as a measure of profitability or performance, and does not include any allowance for future attrition or allowance for doubtful accounts. EBITDA is derived by adding to loss before income taxes, extraordinary items and cumulative effect of change in accounting method--net of taxes, the sum of (i) loss on sales of assets, (ii) loss on assets held for sale, (iii) amortization of debt issuance costs and original issue discount ("OID"), (iv) interest expense, net, (v) amortization of subscriber accounts and goodwill, (vi) depreciation expense, (vii) performance warrants compensation expense, (viii) adjustment of purchase accounting accruals, net and (ix) loss on acquisition terminations. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income and is indicative neither of the Company's operating performance nor of cash flows available to fund the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses.

         FORWARD-LOOKING STATEMENT. Certain matters discussed in Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as the Company or its management "believes," "expects," "anticipates" or other words of similar import. Similarly, statements herein that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Information with respect to these risks and uncertainties is contained in Item 5(d) of the Current Report on Form 8-K filed by POI and Monitoring dated September 20, 1996, which information is incorporated herein by reference. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I
ITEM 1.  BUSINESS

         The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a description of such risks and uncertainties, see the information set forth and incorporated by reference in the Introductory Note to this Annual Report on Form 10-K under the caption "Forward-Looking Statements," which information is incorporated in this Item by reference.

         Protection One provides security alarm monitoring services for residential and small business subscribers. Based on its 196,531 subscribers as of September 30, 1996 (approximately 80% of which are residential), Protection One believes it is the fourth largest residential security alarm monitoring company in the United States and the largest in the seven western states of Arizona, California, Nevada, New Mexico, Oregon, Utah and Washington.

         The Company's revenues consist primarily of recurring payments under written contracts for the monitoring and servicing of security systems and the provision of additional enhanced security services. For the year ended September 30, 1996 ("fiscal 1996"), monitoring and service revenues represented 89.7% of total revenues. The Company monitors digital signals arising from burglaries, fires and other events through security systems installed at subscribers' premises. Most of these signals are received and processed at the Company's state-of-the-art central monitoring station located in Portland, Oregon, which, as currently configured, has the capacity to support up to 250,000 subscribers. The Company also sells enhanced security services, patrol and alarm response services and alarm systems and provides local field repair services through 13 branch offices. Enhanced security services provided by the Company include, among others, two-way voice communication, supervised monitoring services, pager service, medical identification card, wireless backup service and extended service protection.

         From the Company's inception, the Company's growth has come primarily through the acquisition of portfolios of subscriber accounts. Between September 30, 1991 and September 30, 1996, the Company acquired 117 subscriber portfolios, representing an aggregate of approximately 168,000 subscribers. Management believes that numerous acquisition opportunities continue to be available, and the Company is pursuing, and intends to continue to pursue, acquisitions of portfolios of subscriber accounts, some of which may be significant. Since the beginning of fiscal 1995, the Company has increased its emphasis on the Dealer Program, which has become a more significant source of growth than in prior years. In fiscal 1996, for instance, subscribers generated by the Dealer Program comprised 38% of the Company's total subscriber additions, compared to 17% in fiscal 1995. The Company plans to continue its emphasis on the Dealer Program because of the greater predictability, expected lower attrition and relatively lower cost of adding subscribers through its dealers as compared with acquisitions of larger portfolios of subscriber accounts. In addition, the Dealer Program generates a comparatively steady flow of new subscribers spread more evenly over the Company's branch offices, making it easier for the Company's branch operations to successfully assimilate these accounts. See "--The Dealer Program."

MARKET OVERVIEW AND TRENDS

         The Company's target market consists of owners of single family residences and small businesses. According to the most recent U.S. Census Bureau data, there are over 10 million single-family residences and over 800,000 businesses with 100 or fewer employees in the seven states in which the Company operates.

The security alarm industry is characterized by the following attributes:

    - HIGH DEGREE OF FRAGMENTATION. The security alarm industry is currently comprised mostly of a large number of small providers of alarm systems and services. According to certain data concerning the residential security alarm market prepared in December 1995 by the J. P. Freeman Co. (the "Freeman Data"), there are approximately 12,700 security alarm companies nationally, and the Company estimates that approximately 3,000 operate in the seven states the Company currently serves. A survey published by SDM Magazine (formerly Security Distributing and Marketing) in May 1996 reported that in 1995, based upon information provided by the respondents, the 100 largest companies in the industry accounted for approximately 23% of alarm industry revenues. Based on its acquisition experience, the Company believes that many smaller alarm service companies, because of their size, have higher overhead expenses as a percentage of revenues than the Company and lack access to capital on terms as attractive as those available to the Company. Due to a decline in security system installation prices over the last two years, security alarm companies participating in market growth are required today to make a substantial investment in each new subscriber. As a result, access to capital has become an increasingly important factor in a security alarm company's success.

    - RAPID GROWTH AND LOW PENETRATION. The residential security alarm market is growing rapidly but is still characterized by a low level of market penetration. The Freeman Data indicate that residential security alarm monitoring revenues grew at a compounded annual rate of 9.9% between 1989 and 1995. The Company believes that several factors, including increased concern about crime and favorable demographic trends, have contributed to the increased demand for residential security alarm services. In addition, based on the Freeman Data, the Company estimates that at November 1995, the percentage of total households in the United States with monitored security alarm systems was approximately 10.9%.

    - ADVANCES IN DIGITAL COMMUNICATIONS TECHNOLOGY. Prior to the development of digital communications technology, alarm monitoring required a dedicated telephone line, which made long-distance monitoring uneconomic. Consequently, in order to achieve a national or regional presence, alarm monitoring companies were required to maintain a large number of geographically dispersed monitoring stations. The development of digital communications technology eliminated the need for dedicated telephone lines, reducing the cost of monitoring services to the subscriber and permitting the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has decreased the cost of providing alarm monitoring services and has substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the equipment available to subscribers in the residential and small business markets. Digital technology has also enabled equipment manufacturers to build more features into security systems (i.e., remote user interface, lighting and heating controls, user programming features.)

    - INCREASING FALSE ALARMS. According to American City & County Magazine, police officers respond to more than 13.7 million alarm activations annually, 94% to 98% of which are false. The magazine reports that while alarm ownership is increasing by 11% annually, police department budgets are rising by 3% annually. Municipalities have responded to increasing false alarms by implementing alarm permit and fine systems and by limiting police response to private alarms until further verified by another response entity. The Company believes this trend will continue in the future.

    - ENTRANCE OF TELECOMMUNICATIONS COMPANIES AND UTILITIES. Large, consumer oriented companies in industries facing deregulation, including long distance and local telephone companies and electric and gas utilities, have demonstrated an increased interest in the security alarm industry over the last several years. For instance, in October 1995, the Ameritech Corporation, a regional bell operating company, completed the acquisition of National Guardian Corp., and in December 1996, Western Resources, an electric utility, announced an agreement to acquire Westinghouse Security Systems. These two acquisitions are the largest in the security industry as of the date of this Annual Report on Form 10-K. The Company believes telecommunication and utility companies are interested in offering their customers additional services, including security services, as a means of enhancing customer loyalty and reducing future risk of losing customers in a fully competitive environment.

         The Company believes that several factors contribute to a favorable market for security alarm services both generally in the United States and specifically in the western portion of the country:

    - INCREASE IN CRIME RATES. According to the Uniform Crime Report published by the Federal Bureau of Investigation in 1996 (the "UCR"), between 1986 and 1995 the number of violent crimes reported in the United States increased by 20.8% and the total number of reported criminal offenses increased by 5.0%. The UCR also reported that although the number of reported criminal offenses decreased on a nationwide basis from 1994 to 1995 by 0.9%, a property crime was committed in the United States in 1995 once every three seconds. In the states in which the Company operates, the property crime rate in 1995 was 28.1% higher than the nation as a whole, averaging approximately 5,885 property crimes per 100,000 residents. In California, Protection One's largest market, the 1995 property crime and overall crimes rates were 5.9% and 10.5%, respectively, above the national averages.

    - HIGH LEVEL OF CONCERN ABOUT CRIME. As violent crime and the reporting of crime by the news media has increased, the perception by Americans that crime is a significant problem has also grown. In a December 1996 poll conducted by the Wall Street Journal, survey participants ranked reducing crime as one of the two highest priorities for Congress.

    - PER CAPITA POLICE PROTECTION. The UCR reported that urban areas in the western region of the United States had the lowest ratio of law enforcement employees per capita of the four reporting regions in 1995, the most recent period for which a UCR has been published. According to population and law enforcement employee data presented in the UCR, in 1995 Los Angeles had 3.2 law enforcement employees per 1,000 citizens, while New York had 6.4 and Chicago had 5.7. The number of law enforcement employees per 1,000 citizens was 3.0 for Las Vegas, 2.8 for Phoenix, 2.8 for Portland, 3.0 for Salt Lake City, 2.3 for San Diego,
         3.3  for San Francisco, 3.3 for Seattle and 2.4 for Tucson.

    - DEMOGRAPHIC TRENDS. According to the United States Census Bureau, from 1989 to 1994 the rate of population growth in the states in which the Company operates was approximately twice the national average. According to the United States Department of Commerce, median income in California has been above the national average since 1989. Other recent trends that are favorable to the residential security alarm business include: the increase in women in the workforce resulting in more children being left at home alone and creating increased demand for security alarm services; the aging of the population in general, as older people tend to be more concerned about security; and the increase in people working at home, resulting in increasing demand for security services to protect home office equipment.

    - INSURANCE DISCOUNTS. The increase in demand for security systems may also be attributable in part to the granting by insurance companies of discounts to homeowners who purchase alarm systems, and such discounts are typically greater when systems are monitored by a central station. In addition, insurance companies may require that businesses install an alarm system as a condition of insurance coverage.

BUSINESS STRATEGY

         The Company's strategy is to enhance its position as the largest residential security alarm monitoring company in the seven western states in which it operates by pursuing a balanced growth plan incorporating the Dealer Program, acquisitions of portfolios of subscribers, joint ventures and other strategic alliances and the sale of enhanced services and new alarm systems.

         The Company's historical growth has enabled it to realize economies of scale in its central monitoring station, branch operations and corporate offices. As the number of subscribers monitored by the Company has increased, the fixed costs of the central monitoring station have been spread over a larger base, improving monitoring gross margins. Additionally, subscribers have been added in areas surrounding the Company's branch offices (i.e., increasing the density of the Company's subscriber base), allowing the Company to spread the branch office fixed costs over a larger base and increasing the productivity of field service technicians through more efficient scheduling and dispatching. Based on the Company's subscriber base at September 30, 1996, the Company services an average of over 15,000 subscribers per branch, which it believes to be among the highest averages in the security industry. Finally, the Company's revenue growth has exceeded the growth of its selling, general and administrative expenses, as the Company has realized management efficiencies and has spread additional revenue over its fixed corporate expenses. Such economies of scale have allowed the Company to add subscriber accounts at attractive purchase prices.

         The principal components of the Company's business strategy are as follows:

    - THE DEALER PROGRAM. The Company participates in the growth of the residential security alarm market by providing monitoring and field repair services to subscriber accounts generated on a monthly basis through exclusive purchase agreements with independent alarm companies specializing in the sale and installation of new alarm systems. The Company added approximately 36,000 subscriber accounts through its Dealer Program in fiscal 1996, an increase of approximately 220% over the approximately 11,000 subscribers added through the Dealer Program in fiscal 1995. As of September 30, 1996, the Company had 45 active participants in the Dealer Program. The Company believes that participation in the Dealer Program will expand due to: (i) the Company's concentrated presence in areas surrounding its branch offices, which enhances the Company's name recognition and therefore the marketability of the Company's services; (ii) the Company's ability to obtain volume purchase discounts on security system equipment on behalf of its dealers; (iii) the Company's support services provided to dealers in the areas of administration, marketing and employee training; and (iv) the Company's ability to generate new customer leads through affinity programs and strategic alliances.

    - ACQUISITIONS OF PORTFOLIOS OF SUBSCRIBER ACCOUNTS. The Company also grows by acquiring subscriber accounts from smaller alarm companies. These acquisitions represented approximately 51,000, 53,000 and 55,000 subscribers in fiscal 1994, 1995 and 1996, respectively. The Company typically acquires only the subscriber accounts, and not the facilities or liabilities, of such companies. As a result, the Company is able to obtain gross margins on the monitoring of acquired subscriber accounts that are similar to those the Company currently generates on the monitoring of its existing subscriber base. In addition, the Company institutes price increases over time for acquired subscriber accounts where the Company determines that the charges previously paid by those subscribers do not appropriately reflect the higher quality of services to be provided by the Company.

    - JOINT VENTURES AND OTHER STRATEGIC ALLIANCES. To evaluate other potential sources of subscriber growth, the Company analyzes companies in other industries that may have an interest in entering the residential security alarm market. In addition, as mentioned above, certain companies in industries facing deregulation (such as the telecommunications and electric utility industries) have expressed to the Company an interest in offering security alarm services to develop more comprehensive relationships with their customers. The Company has entered into a co-branding arrangement with PacifiCorp, a Portland, Oregon-based utility holding company, and an affinity marketing relationship with Kaufman & Broad Home Corporation, the largest homebuilder in the Company's markets. In addition, the Company is discussing with certain other companies, and intends to continue to explore, additional joint ventures, co-marketing arrangements and other strategic alliances as a method of enhancing its subscriber growth and reducing its costs of generating new subscribers. As of the filing of this Annual Report on Form 10-K, the Company does not believe that any such joint venture or other strategic alliance is probable.

    - SALE OF ENHANCED SERVICES; PATROL AND ALARM RESPONSE SERVICES. The Company seeks to increase revenues from current and newly added subscribers by actively marketing enhanced services to such subscribers. Such services include extended service protection, two-way voice communication, supervised monitoring services, pager service, medical identification card and wireless back-up. The Company also offers patrol and alarm response services, principally in southern California and Las Vegas.

    - CONVERSIONS, NEW OWNERS AND NEW ALARM SYSTEMS. The Company seeks to convert subscribers from competitors' services to the Company's services, particularly in areas in which the Company's patrol and alarm response services enhance the Company's presence and name recognition. The Company also generates new subscriber accounts by signing monitoring contracts with new owners of residences previously occupied by Protection One subscribers and through sales of alarm systems by its own personnel.

         The Company believes the successful execution of its growth strategy will lead to increases in subscribers and high margin monitoring revenues in excess of the growth in selling, general and administrative expenses. For instance, in fiscal 1996, monitoring and service revenues increased by 42.2% while selling, general and administrative expenses increased by 19.3%. (See "Selected Consolidated Financial Data" in Item 6.) In addition, the Company intends to continue to grow primarily in the areas surrounding its branch offices. As the density of its subscriber account base in such areas increases, the Company expects to achieve further economies of scale in the scheduling and dispatching of field service technicians and alarm response officers.

THE DEALER PROGRAM

         The dealers the Company selects for the Dealer Program are small alarm companies that specialize in selling and installing alarm systems for residential or small business subscribers, as well as specialized direct sales companies. Such companies often cannot profitably provide monitoring and repair services because they lack a sufficient number of subscribers to support the fixed operating expenses associated with such services. Also, many dealers do not have access to capital on attractive terms, a key factor that the Company believes is necessary to finance the investment required to grow rapidly. The Company enters into exclusive contracts with such dealers that provide for the purchase by the Company of the dealers' subscriber accounts on an ongoing basis. The dealers install alarm systems (which have a Protection One logo on the keypad), arrange for subscribers to enter into Protection One alarm monitoring agreements, and install Protection One yard signs and window decals. All of these subscribers are contacted individually by Company personnel, at the time of the purchase of the accounts from the dealers, to facilitate subscriber satisfaction and quality control. In addition, the Company requires dealers to evaluate the credit history of prospective new subscribers. The Company strives to provide quality, responsive field service to accounts purchased from dealers; the Company's principal competitors often subcontract the field service of subscriber accounts they purchase, which the Company believes increases attrition rates and may dissuade dealers from selling their subscriber accounts to such competitors.

         The Company believes that its increased market share in the areas surrounding its branch offices has enhanced both the Company's ability to attract dealers and the ability of such dealers to attract new subscribers. To further attract high quality dealers, the Company enables them to obtain volume purchase discounts on security systems, coordinates cooperative dealer advertising, and provides administrative, marketing and employee training support services.

         The Company's dealers employ a variety of marketing methods to identify and create sales leads, including telemarketing, direct mail and door-to-door solicitation. In addition, in certain markets, the Company has organized a cooperative television advertising effort through which dealers make voluntary contributions to an advertising fund in exchange for sales leads generated by such advertising. The majority of the Company's dealers sell and install a hard-wired, low-cost security system manufactured by Ademco, a subsidiary of Pittway Corporation. The typical system includes protection of the front and back doors of a home, one interior motion detection device, a central processing unit with the ability to communicate signals to the Company's central monitoring station, a siren, window decals and a lawn sign. This basic system often will be offered for little or no up-front price, but will be sold to a subscriber with additional equipment customized to a subscriber's specific needs. Such equipment add-ons encompass additional perimeter protection, fire protection devices (heat and smoke detectors), environmental protection devices (freeze sensors and water detectors), panic buttons and home automation devices (lighting or appliance controls). Typically, dealers sign subscribers to alarm monitoring contracts that include a bundled monthly charge for monitoring and extended service protection. Extended service protection covers the normal costs of repair of the security system by the Company's service technicians at the subscriber's premises during normal business hours after the expiration of the security system's initial warranty period. Although a customer may elect to sign an alarm monitoring contract that excludes extended service protection, few customers choose to do so, and the Company believes the bundling of monitoring and extended service protection provides additional value to subscribers and allows the Company to more efficiently provide field repair services. Dealers also sell the Company's enhanced services.

THE ACQUISITION PROGRAM

         The Company also seeks to grow by acquiring portfolios of subscriber accounts from other alarm companies. The Company focuses on acquisitions that allow it to "infill" areas surrounding branch operations, which in turn leads to greater field maintenance, repair and patrol efficiencies. The Company estimates there are approximately 3,000 alarm companies in its markets, substantially all of which are independently owned and may, from time to time, become acquisition targets. The Company believes that it is an effective competitor in the acquisition market because of the substantial experience of its management in acquiring alarm companies and subscriber accounts, both as a result of the 117 acquisitions made by the Company between September 30, 1991 and September 30, 1996 and acquisitions made by members of management when they were employed by other alarm service companies. The Company also believes that, through its acquisition activities, it has developed a reputation in the alarm service industry as an active purchaser of subscriber accounts. Although most acquisitions add subscribers in the Company's existing market areas to achieve greater account density, the Company may also make acquisitions outside these areas.

         Because the Company's primary consideration in making an acquisition is the amount of cash flow that can be derived from the MRR associated with the purchased accounts, the price paid by the Company is customarily based upon such MRR. To protect the Company against the loss of acquired accounts and to encourage the seller of such accounts to facilitate the transfer of subscribers, management typically requires the seller to provide guarantees against account cancellations for a period following the acquisition. The Company usually holds back from the seller a portion of the acquisition price, and has the contractual right to utilize such holdback to recapture a portion of the purchase price based on the lost MRR arising from the cancellation of acquired accounts.

         In evaluating the quality of the accounts acquired, the Company relies primarily on management's knowledge of the industry, its due diligence procedures, its experience integrating accounts into the Company's operations, its assumptions as to attrition rates for the acquired accounts, and the representations and warranties of the sellers.

         THE ACQUISITION MANAGEMENT SYSTEM

         The Company employs a comprehensive acquisition management system to identify, evaluate, and assimilate acquisitions of new subscriber accounts that includes three components: (i) the identification and negotiation stage; (ii) the due diligence stage; and (iii) the assimilation stage.

         The Company actively seeks to identify prospective companies and dealers with targeted direct mail, trade magazine advertising, trade show participation, membership in key alarm industry trade organizations, and contacts through various prominent vendors and other industry participants. Management's extensive experience in identifying and negotiating previous acquisitions, and the Company's use of standard form agreements, help to facilitate the successful negotiation and execution of acquisitions in a timely manner.

         The Company conducts an extensive pre-closing review and analysis of all facets of the seller's operations. The process includes a combination of selective field equipment inspections, individual review of substantially all of the subscriber contracts, an analysis of the rights and obligations under such contracts and other types of verification of the seller's operations.

         The Company develops a specific assimilation program, in conjunction with the seller, for each acquisition. Assimilation efforts typically include a letter, approved by the Company, from the seller to its subscribers, explaining the sale and transition, followed by one or more letters and packages that include the Company's subscriber service brochures, field service and monitoring phone number stickers, yard signs and window decals. Thereafter, each new subscriber is contacted individually by telephone by a member of the Company's customer service group for the purpose of soliciting certain information and addressing the subscriber's questions or concerns. Finally, the subscriber receives a follow-up telephone call after six months and periodically thereafter. The acquisition management system's goal is to enhance new subscriber identification with Protection One as the service provider and to maintain subscriber satisfaction, and thus realize a higher portion of the potential value of the MRR generated by purchased subscriber accounts.

DESCRIPTION OF OPERATIONS

         The Company's operations consist principally of alarm monitoring services, enhanced security services, field repair services and patrol and alarm response services.

         ALARM MONITORING SERVICES

         Subscriber Security Alarm Systems. Security alarm systems include devices installed at the subscribers' premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. These devices are connected to a computerized control panel that communicates through telephone lines to a central monitoring station. Subscribers may also initiate an emergency signal from a device such as a "panic button." In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated, and can transmit that information to the central monitoring station.

         The Central Monitoring Station. The Company monitors substantially all of its subscriber accounts at its central monitoring station in Portland, Oregon. In addition, in connection with certain acquisitions, the monitoring of certain subscriber accounts is subcontracted to independent monitoring companies to comply with certain state regulations. However, it is the Company's policy to transfer all monitoring services for its acquired subscriber accounts to its central monitoring station as soon as practicable.

         The central monitoring station incorporates the use of advanced communications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator sits before a computer monitor that provides immediate information concerning the nature of the alarm signal, the subscriber whose alarm has been activated, and the premises on which such alarm is located. All telephone conversations are automatically recorded.

         The central monitoring station has the capacity to monitor up to 250,000 subscribers and its capacity can be increased to 500,000 subscribers for a cost of approximately $500,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" included in Item 7. The equipment at the central monitoring station includes: sophisticated phone switching equipment; digital receivers that process the incoming signals; two computers with built-in redundancy; a network of "smart" computer terminals; a multi-channel, voice-activated recording system; uninterruptable power supply; and dual backup generators supplied by different fuel sources.

         The Company's central monitoring station is listed by Underwriters Laboratories Inc. ("UL") as a protective signaling services station. UL specifications for central monitoring stations include building integrity, back-up systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL-listed facilities. In addition, such listing is required by certain commercial subscribers' insurance companies as a condition to insurance coverage.

         Operation of the Central Monitoring Station. Depending upon the type of service for which the subscriber has contracted, central monitoring station personnel respond to alarms by relaying information to the local fire or police departments, notifying the subscriber, or taking other appropriate action, such as dispatching alarm response personnel to the subscriber's premises where this service is available. The Company also provides a substantial number of subscribers with remote audio verification capability that enables the central monitoring station to listen and speak directly into the subscriber's premises in the event of an alarm activation. This feature allows the Company's personnel to verify that an emergency exists, to reassure the subscriber, and to expedite emergency response, even if the subscriber is unable to reach a telephone. Remote audio verification capability also assists the Company in quickly determining if the alarm was activated inadvertently, and thus whether a response is required.

         The Company's central monitoring station operates 24 hours per day, seven days a week, including all holidays. Each operator receives training that includes familiarization with substantially every type of alarm system in the Company's subscriber base. This enables the operator to tell subscribers how to turn off their systems in the event of a false alarm, thus reducing the instances in which a field service person must be dispatched. Other non-emergency administrative signals are generated by low battery status, deactivation and reactivation of the alarm monitoring system, and test signals, and are processed automatically by computer.

         Subscriber Contracts. The Company's alarm monitoring subscriber contracts generally have initial terms ranging from one to five years in duration, and provide for automatic renewal for a fixed period (typically one year) unless the Company or the subscriber elects to cancel the contract at the end of its term. The Company maintains an individual file with a signed copy of the contract for each of its subscribers and a computerized customer data base.

         Substantially all of the Company's alarm monitoring agreements for the Company's residential subscribers (which constitute approximately 80% of the Company's total accounts) provide for subscriber payments of between $20 and $40 per month. The Company's commercial subscribers typically pay from $25 to $45 per month.

         In the normal course of its business, the Company experiences customer cancellations of monitoring and related services as a result of subscribers relocating, the cancellation of purchased accounts in the process of assimilation into the Company's operations, unfavorable economic conditions, dissatisfaction with field maintenance services and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, price increases, the reconnection of premises previously occupied by subscribers, conversions of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Subscriber Attrition" included in Item 7.

         ENHANCED SECURITY SERVICES

         Additional MRR is generated by the provision of enhanced security services that the Company offers to both its existing subscribers and in conjunction with the sales of new systems. These enhanced security services include:

         Extended Service Protection, which covers the normal costs of repair and maintenance of the system during normal business hours, after the expiration of the initial warranty period.

         Two-Way Voice Communication (Remote Audio Verification), which consists of the ability, in the event of an alarm activation, to listen and talk to persons at the monitored premises from the central monitoring station through speakers and microphones located within the premises. Among other things, such remote audio verification helps the Company to determine whether an alarm activation is a false alarm.

         Supervised Monitoring Service, which allows the alarm system to send various types of signals containing information on the use of the system, such as what users armed or disarmed the system and at what time of the day. This information is supplied to subscribers for use in connection with the management of their households or businesses. Supervised monitoring service can also include a daily automatic test feature.

         Pager Service, which provides the subscriber, at discounted rates, with standard pager services that also enable the Company to reach the subscriber in the event of an alarm activation.

         Medical Identification Card, which enables medical personnel in the event of a medical emergency to access a subscriber's medical information (i.e., allergies, medications and family history), emergency contacts and doctors by calling the Company's central monitoring station.

         Wireless Back-Up, which permits the alarm system to send signals over a cellular telephone or dedicated radio system, in the event that regular telephone service is interrupted.

         FIELD REPAIR SERVICES

         The Company believes one of the most effective ways of improving customer retention is the provision of quality, responsive field repair service by Company employees. Field service personnel are trained by the Company to provide repair services for the various types of security systems owned by the Company's subscribers. Field service personnel also inspect installations performed by the Company's installation subcontractors.

         Repair services generate revenues primarily through billable field service calls and contractual payments under the Company's extended service program. The increasing density of the Company's subscriber base, as a result of the Company's continuing effort to infill areas surrounding its branch operations with new subscribers, permits more efficient scheduling and routing of field service technicians, and results in economies of scale at the branch level. The increased efficiency in scheduling and routing also allows the Company to provide faster field service response and support, which leads to a higher level of subscriber satisfaction.

         ALARM RESPONSE AND PATROL SERVICES; PROPAC(R)

         The Company offers its subscribers in southern California and Las Vegas a patrol and alarm response enhanced service in addition to its other security services, and employs over 100 alarm response and patrol officers operating in 25 regular patrol "beats," or designated neighborhoods to provide such service. These armed officers supplement the Company's alarm monitoring service by providing "alarm response service" to alarm system activations, "patrol service" consisting of routine patrol of subscribers' premises and neighborhoods and, in a few cases, "special watch" services, such as picking up mail and newspapers and increased surveillance when the subscriber is traveling. Alarm response service requires the Company's patrol officers to observe and report to police or other emergency agencies any potential criminal activity at a subscriber's home.

         The Company has begun to offer a new bundle of services under the Propac(R) brand name in Las Vegas. Propac consists of alarm monitoring, field repair and alarm response services billed to the subscriber as a flat monthly charge regardless of the number of service calls or responses to alarm activations. The Company believes this service package is attractive to current and prospective subscribers because it (i) enables the Company to offer a reliable and timely alarm response service and (ii) eliminates subscriber uncertainty arising from "per response" charges. The Company intends to expand the offering of Propac to other areas within its markets over the next several years.

         Patrol officers are dispatched by a 24-hour central radio dispatch office located in the local dispatch office. An alarm activation signal from a subscriber to alarm response service is automatically processed by computer at the central monitoring station in Portland and sent electronically to the local dispatch office. If the patrol officer dispatched observes potential criminal activity, the officer will report the activity to the dispatch office, which will in turn notify local law enforcement. The patrol officer will then maintain surveillance until law enforcement officers arrive. If a patrol officer does not detect criminal activity, he will report his conclusion to the dispatch office, which will cancel police response and thereby reduce the potential for a false alarm fine.

         The Company also offers "dedicated" patrol service to homeowners' associations in selected markets, for which the Company provides a Company-marked car for patrol exclusively in such association's neighborhood. A significant percentage of the homeowners in such associations purchase the Company's alarm monitoring services.

         The Company's patrol officers are subject to extensive pre-employment screening. Officers are subject to background checks and drug screening before being hired, and are required to have gun and baton permits and state and city guard licenses. Officers also must be licensed by the state to carry firearms and to provide patrol services. The Company's training program includes arrest procedures, criminal law, weaponless defense, firearms and baton usage, patrol tactics, and first-aid and CPR. This training program exceeds state-mandated training requirements. However, the provision of patrol and alarm response services subjects the Company to greater risks, relating to accidents or employee behavior, than other types of businesses.

         The cost of providing patrol and alarm response services presently exceeds the revenues generated by such services. However, the Company believes that its ability to provide these services gives the Company a competitive advantage in marketing its monitoring services over alarm service companies that do not have these capabilities. Additionally, the Company believes such services are an effective impediment to subscriber attrition.

         The Company believes that demand for alarm response and patrol services is likely to increase as a result of a trend on the part of local police departments to limit their response to alarm activations and other factors that may lead to a decrease of police presence. Although the Company currently incurs a loss in its patrol and alarm response operations, the Company believes further demand for such services would allow the Company to increase subscriber density in its patrol routes, thereby reducing losses. In addition, the Company's provision of alarm response and patrol services is a sales method used to convert subscribers of other alarm monitoring companies that do not provide such services. To the extent that further demand develops for alarm response and patrol services, the Company believes its current presence will enable it to increase its conversions of competitors' subscribers to the Company's services.

SALES AND MARKETING

         Each of the Company's 13 branch offices includes sales representatives who sell new systems, equipment add-ons and upgrades and enhanced services to subscribers. Although the Company does not actively use outbound marketing methods to sell new security alarm systems, the Company receives in-bound telephone requests for such systems, primarily as a result of subscriber referrals, local crime activity and responses to yellow pages advertising. Such leads are pursued by one of the Company's sales representatives. Alarm sales are made at the subscriber's home, typically in a single visit by a sales representative. The Company markets additional services through both its account sales representatives and through a centralized telephone sales force in the Company's corporate offices.

         The Company believes that the increasing density of the Company's subscriber base has increased the overall presence and visibility of the Company. Both in the Dealer Program and in Company sales, new subscribers are provided with highly visible reflective yard signs placed prominently in front of their homes or businesses. The presence of these signs develops greater awareness in a neighborhood and leads to more inbound and referral business. The Company encourages referrals from existing subscribers through an incentive program promoted through newsletters, billing inserts and employee contacts. Alarm response service, which uses marked patrol cars, also increases the Company's visibility.

COMPETITION

         The security alarm industry is highly competitive and highly fragmented. The Company competes with major firms with substantial financial resources, including ADT Operations Inc.; the Protection Securities Division of Honeywell, Inc.; The National Guardian Corporation, a subsidiary of the Ameritech Corporation; Brinks Home Security Inc., a subsidiary of The Pittston Company; and Westinghouse Security, currently a division of Westinghouse Electric Corporation. Other alarm service companies have adopted a strategy similar to the Company's that entails the aggressive purchase of alarm monitoring accounts both through acquisitions of account portfolios and through dealer programs. Some of such competitors have greater financial resources than the Company, or may be willing to offer higher prices than the Company is prepared to offer to purchase subscriber accounts.

         Competition in the security alarm industry is based primarily on reliability of equipment, market visibility, services offered, reputation for quality of service and price. The Company believes it competes effectively with other national, regional and local security alarm companies in the western United States because of the Company's reputation for reliable equipment and services, its concentrated presence in the areas surrounding its branch offices, its ability to bundle monitoring, maintenance and repair and enhanced services and its low cost structure.

REGULATORY MATTERS

         A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, (iii) imposing fines on alarm subscribers for false alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms, and (v) requiring further verification of an alarm signal before the police will respond.

         The Company's operations are subject to a variety of other laws, regulations and licensing requirements of federal, state, and local authorities. In certain jurisdictions, the Company is required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of its business. Many jurisdictions also require certain of the Company's employees to obtain licenses or permits. Those employees who serve as patrol officers are often subject to additional licensing requirements, including firearm licensing and training requirements in jurisdictions in which they carry firearms.

         The alarm industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of subscriber served, the type of security service provided, and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

         The Company's advertising and sales practices are regulated by both the Federal Trade Commission and state consumer protection laws. Such laws and regulations include restrictions on the manner in which the Company promotes the sale of its security alarm systems and the obligation of the Company to provide purchasers of its alarm systems with certain recision rights. From time to time subscribers have submitted complaints to state and local authorities regarding the Company's sales and billing practices. Such complaints can result in regulatory action against the Company, including civil complaints seeking monetary and injunctive remedies.

         The Company's alarm monitoring business utilizes telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The operation and utilization of radio frequencies are regulated by the Federal Communications Commission and state public utilities commissions.

RISK MANAGEMENT

         The nature of the services provided by the Company potentially exposes it to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses. Substantially all of the Company's alarm monitoring agreements, and other agreements pursuant to which it sells its products and services contain provisions limiting liability to subscribers in an attempt to reduce this risk.

         The Company's alarm response and patrol services require Company personnel to respond to emergencies that may entail risk of harm to such employees and to others. In most cities in which the Company provides such services, the Company's patrol officers carry firearms, which may increase such risk. Although the Company conducts extensive screening and training of its employees, the provision of patrol and alarm response service subjects it to greater risks related to accidents or employee behavior than other types of businesses.

         The Company carries insurance of various types, including general liability and errors and omissions insurance. The loss experience of the Company, and other security service companies, may affect the availability and cost of such insurance. Certain of the Company's insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence.

EMPLOYEES

         At September 30, 1996, the Company employed 814 individuals on a full-time basis. Currently, none of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  FACILITIES

         The Company's executive offices are located at 6011 Bristol Parkway, Culver City, California, and its central monitoring station and administrative office are located in the Portland, Oregon metropolitan area at 3900 S.W. Murray Boulevard, Beaverton, Oregon. The offices at both locations are leased by the Company. The Culver City lease expires in 1998, but can be renewed by the Company for an additional term of five years. The Beaverton lease expires in 2005, but can be renewed by the Company for two additional terms of five years each. The Company also leases office space in Bullhead City, Arizona; Tempe, Arizona; Las Vegas, Nevada; Albuquerque, New Mexico; Salt Lake City, Utah; Kent, Washington; Riverside, California; Irvine, California; Bakersfield, California; San Leandro, California; San Diego, California; Santa Clara, California; and Van Nuys, California. The leases for these properties expire on various dates through 2005, and in some cases are renewable at the option of the Company.


ITEM 3.  LEGAL PROCEEDINGS

         Each of POI and Monitoring experiences routine litigation in the normal course of its business. Neither of the Registrants believes that any of such pending litigation will have a material adverse effect on the financial condition or results of operations of that Registrant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     POI's Common Stock, par value $.01 per share ("Common Stock"), has been traded on the Nasdaq National Market since September 29, 1994 under the symbol "ALRM." The following table sets forth the range of high and low closing sales prices of the Common Stock on the Nasdaq National Market for the periods indicated.

                                                                  HIGH                       LOW
                                                                 -----                       ---
                     September 29-30, 1994                        $6 5/8                   $6 7/32
                     Fiscal 1995:
                          First Quarter                            7                        4 7/8
                          Second Quarter                           6 7/8                    5
                          Third Quarter                            7                        4 7/16
                          Fourth Quarter                           9 3/4                    6 1/8
                    Fiscal 1996:
                          First Quarter                          10 1/2                     7 9/32
                          Second Quarter                         14 9/16                    9
                          Third Quarter                          17 5/16                   13 3/8
                          Fourth Quarter                         16 5/8                    12 3/8


         As of December 17, 1996, there were 37 holders of record of the Common Stock.

         POI has never paid any cash dividends on the Common Stock and does not intend to pay any cash dividends in the foreseeable future. The Company intends to retain its cash flows for the operation and expansion of its business. Monitoring's $100.0 million revolving credit facility (the "Revolving Credit Facility"), the indenture (the "Discount Note Indenture") pursuant to which Monitoring's 13 5/8% Senior Subordinated Discount Notes due 2005 (the "Discount Notes") were issued and the indenture (the "Convertible Note Indenture") pursuant to which Monitoring's 6 3/4% Convertible Senior Subordinated Notes due 2003 (the "Convertible Notes") were issued restrict POI's ability to declare or pay any dividend on, or make any other distribution in respect of, POI's capital stock.

         Pursuant to the terms of the credit agreement (the "Credit Agreement") governing the Revolving Credit Facility, Monitoring is restricted from making dividend payments on its common stock. The Discount Note Indenture contains restrictions on dividends paid by Monitoring that are similar to the restrictions summarized above. During each of fiscal 1994, 1995 and 1996, Monitoring paid dividends to POI of approximately $0.7 million, $0.7 million and $0.2 million, respectively.

         13 5/8% Senior Subordinated Discount Notes due 2005; Warrants to Purchase Common Stock. On May 17, 1995, Monitoring and POI issued and sold to Morgan Stanley & Co. Incorporated and Montgomery Securities (the "Placement Agents") $166 million aggregate principle amount of 13 5/8% Senior Subordinated Discount Notes due 2005 (the "Original Discount Notes") and 531,200 warrants to purchase shares of Common Stock at a price of $6.60 per share (the "1995 Warrants" and together with the Discount Notes, the "Units"). The Discount Notes are fully and unconditionally guaranteed by POI and, as of October 1996, Monitoring's subsidiary Security Holdings, Inc. ("Security Holdings"). POI and Monitoring received gross proceeds from the sale of the Units of approximately $110 million. The Placement Agents resold the Units to 17 "qualified institutional buyers" (as such term is defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), at prices not disclosed to POI or Monitoring. In November 1995, the Original Discount Notes were exchanged by the holders thereof for a like principal amount of 13 5/8% Senior Subordinated Discount Notes due 2005 also issued by

Monitoring, the principal terms of which were identical to those of the Original Discount Notes, which exchange was registered under the Securities Act pursuant to a Registration Statement on Form S-4 (Registration Statement No. 33-94684) declared effective by the Securities Exchange Commission on October 11, 1995.

         Common Stock. On June 28, 1996, Monitoring acquired all of the outstanding capital stock of Metrol Security Services, Inc. a Delaware corporation ("Metrol" and such acquisition the "Metrol Acquisition"), from the Buckey Family Trust and the 10 other stockholders of Metrol. In consideration of such acquisition, Monitoring paid approximately $15.7 million of Metrol's bank and third party indebtedness, paid to the Metrol stockholders an aggregate of approximately $9.1 million in cash and delivered to the Metrol stockholders an aggregate of 417,885 shares of Common Stock. Of the cash portion of the purchase price, $3.0 million was placed in an escrow account to secure the Metrol stockholders' obligation to indemnify Monitoring against certain liabilities and obligations relating to Metrol, including certain tax claims. Prior to the Metrol Acquisition, Metrol and its subsidiaries sold, installed, serviced and monitored security alarm systems and provided guard and patrol services to residential and commercial subscribers in Arizona and New Mexico.

         On September 30, 1996, Monitoring acquired the security alarm accounts, accounts receivable, telephone lines and certain other assets of Sequence Systems, Inc., an Oregon corporation d/b/a Alltec ("Alltec" and such acquisition the "Alltec Acquisition"). In consideration of the Alltec Acquisition, Monitoring paid an aggregate of $0.7 million of Alltec's indebtedness, assumed certain operating obligations of Alltec and delivered to Alltec an aggregate of 167,647 shares of Common Stock; in addition, Monitoring agreed to deliver to Alltec (i) up to an 24,765 additional shares of Common Stock in October 1997, depending upon the actual postclosing attrition rate for the acquired accounts, and (ii) up to 9,500 additional shares of Common Stock if Monitoring acquires from Alltec prior to January 30, 1997 certain subscriber accounts generated after the closing of the Alltec Acquisition.

         On October 4, 1996, Monitoring acquired all of the outstanding shares of capital stock of Security Holdings (such acquisition the "Security Holdings Acquisition"). In consideration of the Security Holdings Acquisition, Monitoring delivered an aggregate of 482,903 shares of Common Stock to the four stockholders of Security Holdings. An additional 68,985 shares of Common Stock have been placed in an escrow account and will be delivered to the former shareholders of Security Holdings in June 1997 if the actual postclosing attrition rate of the Security Holdings alarm accounts does not exceed an assumed rate reflected in the purchase agreement for the acquisition. Prior to the Security Holdings Acquisition, Security Holdings was engaged in the business of providing security alarm monitoring services to residential and commercial subscribers located primarily in Washington and Oregon.

         The offer and sale from time to time of the shares of Common Stock issued and issuable in connection with the above-described acquisitions by the holders of such shares has been registered under the Securities Act pursuant to two Registration Statements on Form S-3 (the "Registration Statements"). The Registration Statement relating to the shares of Common Stock issued in connection with the Metrol Acquisition (Registration No. 333-05849) was declared effective by the Securities and Exchange Commission (the "SEC") on July 1, 1996; the Registration Statement relating to the shares of Common Stock issued and issuable in connection with the Alltec and Security Holdings Acquisitions (Registration No. 333-13733) was declared effective by the SEC on October 16, 1996.

         Exemptions; Underwriters. The offer, sale and distribution of the Units and the offer and sale of the shares of Common Stock to the stockholders of Metrol, the stockholders of Security Holdings and Alltec were not registered under the Securities Act in reliance on Section 4(2) thereof and Rule 506 (and, in the case of the distribution of the Units, Rule 144A) thereunder. The Units were distributed pursuant to an offering memorandum only to persons that were established pursuant to an investor letter to be qualified institutional buyers, and the Original Discount Notes were, and the 1995 Warrants are, subject to legends, stop transfer orders and other restrictions on transfer. Each person to whom such shares of Common Stock were issued (i) certified to POI that such person was an "accredited investor" as such term is defined in Rule 501 under the Securities Act and was otherwise able to bear the economic risk of the investment, (ii) was provided with registration statements and reports of, and access to other information concerning, the Company and (iii) warranted to POI that the shares were acquired for investment purposes and not with a view to distribution thereof, and agreed to restrictions on transfer of such securities pending the registration of such securities as described below. Except as set forth above with respect to the Units, no underwriter participated in the offer or sale of any of these securities and no underwriter's fees or commissions were paid.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AND SUBSCRIBER DATA)

         The selected consolidated financial data for fiscal 1992, 1993, 1994, 1995 and 1996 are derived from the consolidated financial statements of the Company that have been audited by Coopers & Lybrand L.L.P. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, and the related notes thereto, included elsewhere in this Annual Report on Form 10-K.

                                                                                      YEARS ENDED SEPTEMBER 30,
                                                                       ---------------------------------------------------
                                                                           1992      1993     1994       1995        1996
                                                                       -------    -------    -------   -------     -------
                  STATEMENT OF OPERATIONS DATA:
                    Revenues:
                      Monitoring and service  . . . .                  $12,408    $14,850    $27,109   $46,308     $65,860
                      Other . . . . . . . . . . . . .                    5,190      7,040      7,371     9,574       7,597
                                                                       -------    -------    -------   -------     -------
                        Total revenues  . . . . . . .                   17,598     21,890     34,480    55,882      73,457
                                                                       -------    -------    -------   -------     -------
                    Cost of revenues:
                      Monitoring and service  . . . .                    3,784      3,547      6,520    11,795      17,770
                      Other . . . . . . . . . . . . .                    3,013      3,914      5,804     7,424       6,323
                                                                       -------    -------    -------   -------     -------
                        Total cost of revenues  . . .                    6,797      7,461     12,324    19,219      24,093
                                                                       -------    -------    -------   -------     -------
                        Gross profit  . . . . . . . .                   10,801     14,429     22,156    36,663      49,364
                    Selling, general and administrative
                      expenses  . . . . . . . . . . .                   10,239     12,084     10,380    12,409      14,809
                    Loss on acquisition terminations                       --         --          26       208         --
                    Performance warrants compensation
                      expense . . . . . . . . . . . .                      --         --       4,504       --          --
                 Adjustment of purchase accounting
                      accruals, net . . . . . . . . .                      --        (742)       --        --          --
                    Acquisition and transition expenses                    --         --         --      3,090       4,219
                    Amortization of subscriber accounts and
                      goodwill  . . . . . . . . . . .                    2,525      3,864      8,772    15,460      23,275
                                                                       -------    -------    -------   -------     -------
                        Operating income (loss) . . .                   (1,963)      (777)    (1,526)    5,496       7,061
                    Interest expense, net(a)  . . . .                    1,941      1,564      6,932     7,626       4,885
                    Amortization of debt issuance cost
                      and OID . . . . . . . . . . . .                       49        185        891     6,797      17,812
                        Loss before income taxes,
                           extraordinary items and
                           cumulative
                           effect of change in accounting
                           method -- net of taxes . .                  $(3,953)   $(2,526)   $(9,349)  $(9,432)    $(15,744)
                    Extraordinary item -- loss on early
                      extinguishment of debt -- net (b)                      --      (281)    (1,174)   (8,906)          --
                    Cumulative effect of change in
                      accounting  method -- net (c) .                        --        --         --     (1,955)         --
                        Net loss  . . . . . . . . . .                  $(3,953)   $(2,807)   $(7,660)  $(16,698)   $(15,497)
                        Loss attributable to common stock              $(5,033)   $(4,635)   $(9,161)  $(18,453)   $(15,745)
                    Loss per common share:
                      Before extraordinary items and
                        cumulative effect of change in
                        accounting method . . . . . .                  $(48.40)   $(41.86)   $(27.11)  $(0.87)     $(1.40)
                      Net loss per share  . . . . . .                  $(48.40)   $(44.57)   $(31.10)  $(2.12)     $(1.40)



                                                                                                  SEPTEMBER 30,
                                                                                                  -------------
                                                                       1992       1993       1994         1995       1996
                                                                     --------  --------   ---------   --------     ---------
                     CONSOLIDATED BALANCE SHEET DATA:
                       Working capital (deficit) .                   $(3,112)  $(1,632)   $(11,505)   $(9,159)     $(13,193)
                       Subscriber accounts and intangibles            31,561    37,204     114,620    162,239       257,354
                       Total assets . . . . . . . . . . . .           39,071    44,472     126,085    178,669       290,075
                       Long-term debt . . . . . . . . . . .           20,923    23,591      86,842    146,023       225,650
                       Redeemable preferred stock . . . . .           15,371    22,957      22,210      6,127            --
                       Total stockholders' equity (deficit)           (4,195)   (8,796)     (6,084)     6,347        28,827

                                                          YEARS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------
                                           1992       1993      1994        1995        1996
                                         -------    -------    -------    --------    --------
OTHER DATA:
 MRR(d)  . . . . . . . . . . . . . .     $ 1,015    $ 1,208    $ 2,737    $  3,924    $  6,187
 Number of subscribers at end of
 period  . . . . . . . . . . . . . .      35,538     39,527     85,269     129,420     196,531
 EBITDA(e) . . . . . . . . . . . . .     $ 1,043    $ 3,609     $12,294   $ 22,247    $ 32,181

-----------------
(a) Includes interest expense to related parties of $1.2 million in fiscal 1992 and $0.3 million in fiscal 1993.
(b) In connection with the early extinguishment of the $50.0 million principal amount of the Company's 12% Senior Subordinated Notes, the Company incurred an extraordinary loss of approximately $8.9 million, net of the effect of taxes of $0.9 million, in fiscal 1995.
(c) For information regarding this change, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Recent Change in Accounting Method" included in Item 7 and Note 2 of Notes to Consolidated Financial Statements included in Item 8.
(d) MRR means monthly recurring revenue (excluding revenues from patrol services) that the Company is entitled to receive under contracts in effect at the end of the period. MRR is a term commonly used in the security alarm industry as a measure of the size of a company, but not as a measure of profitability or performance, and does not include any allowance for future attrition or allowance for doubtful accounts. The Company does not have sufficient information as to the attrition of acquired subscriber accounts to predict the amount of acquired MRR that will be realized in future periods or the impact of the attrition of acquired accounts on the Company's overall rate of attrition.
(e) EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income and is indicative neither of the Company's operating performance nor of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses.
         The following table provides a calculation of EBITDA for each of the periods presented above:

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                           ------------------------------------------------------------------------
                                                             1992            1993            1994            1995            1996
                                                           --------        --------        --------        --------        --------
 Loss before income taxes,
   extraordinary items and cumulative
   effect of change in accounting
   method-net of taxes (a)..........................       $ (3,953)       $ (2,526)       $ (9,349)       $ (9,432)       $(15,744)
 Plus:
   Loss on sales of assets .........................           --              --              --               505              19
   Loss on assets held for sale ....................           --              --              --              --                89
   Amortization of debt issuance costs and OID .....             49             185             891           6,797          17,812
   Interest expense, net ...........................          1,941           1,564           6,932           7,626           4,885
   Amortization of subscriber accounts
   and goodwill ....................................          2,525           3,864           8,772          15,460          23,275
   Depreciation expense ............................            481             522             518           1,083           1,845
   Performance warrants compensation expense .......           --              --             4,504            --              --
   Loss on acquisition terminations ................           --              --                26             208            --
                                                           --------        --------        --------        --------        --------
      EBITDA .......................................       $  1,043        $  3,609        $ 12,294        $ 22,247        $ 32,181
                                                           ========        ========        ========        ========        ========

   --------------
   (a) Such amount reflects a reduction of $0.7 million for adjustment of purchase accounting accruals, net in fiscal 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a description of such risks and uncertainties, see the information set forth and incorporated by reference in the Introductory Note to this Annual Report on Form 10-K under the caption "Forward-Looking Statements," which information is incorporated in this Item by reference. As described in "Introductory Note - Company Structure," POI's sole asset is, and all of POI's operations are conducted through, POI's investment in Monitoring; in addition, all of Monitoring's long-term debt has been guaranteed on a full and unconditional basis by POI. (See Note 8 of Notes to Consolidated Financial Statements included in Item 8 hereof.) Accordingly, no separate analysis of the results of operations of Monitoring has been included herein.

OVERVIEW

         A majority of the Company's revenues are derived from recurring payments for the monitoring and servicing of security systems and additional security services, pursuant to contracts with initial terms ranging from one to five years. Service revenues are derived from payments under extended service contracts and for service calls performed on a time and materials basis. The remainder of the Company's revenues are derived from revenues from the sale and installation of security systems, add-ons and upgrades. Payment for monitoring services is typically required in advance. Monitoring and service revenues are recognized as the service is provided. Installation, add-on and upgrade revenue is recognized when the required work is completed. All direct installation costs, which include materials, labor and installation overhead, and selling and marketing costs are expensed in the period incurred.

         Alarm monitoring services generate a significantly higher gross margin than do the other services provided by the Company. In fact, the cost of providing patrol and alarm response services exceeds the revenues generated by patrol services and, while sales and installation services contribute to the Company's gross profits, the total expenses associated with alarm system installations (including not only the direct costs of providing such services but also the expenses associated with the sales and marketing of alarm systems) also exceed the revenues generated by such services. The Company's strategy, however, is to provide patrol and alarm response services and to invest in system sales and installation because the Company believes that such services and products contribute to the generation and retention of alarm monitoring subscribers.

         Accounting Differences for Account Purchases and New Installations. A difference between the accounting treatment of the purchase of subscriber accounts and the accounting treatment of the generation of subscriber accounts through direct sales by the Company's sales force has a significant impact on the Company's results of operations. All direct external costs associated with purchases of subscriber accounts (either through the Dealer Program or through acquisitions of subscriber account portfolios) are capitalized and amortized over 10 years on a straight- line basis. Company personnel and related support and duplicate costs incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred. Other acquisition transition costs that reflect the Company's estimate of costs associated with incorporating the purchased subscriber accounts into its operations, including costs incurred by the Company in fulfilling the seller's pre- acquisition warranty repair service and other obligations to the acquired subscribers are capitalized and amortized as described above. In contrast, all of the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's sales force are expensed in the period in which incurred.

         The Company's purchase activity increased significantly in fiscal 1995 and 1996. In addition, beginning in fiscal 1994, the Company adopted a strategy of reducing its sales of new systems and related marketing expenditures. As a result of the difference in the methods by which such activities are accounted for, the combined effect of these two factors was to improve operating results during fiscal 1995 and 1996. The Company does not expect to further reduce sales of new systems by Company personnel and related marketing expenditures.

         Change in Accounting Method. In the third quarter of fiscal 1995, the Company changed its method of accounting for certain subscriber account acquisition and transition costs, effective as of October 1, 1994. The acquisition and transition costs previously capitalized, which under the new method are expensed as incurred, are the Company personnel and related support and duplicate costs incurred solely in connection with acquisitions and transitions.

         The new method is consistent with the guidelines published on July 21, 1995 by the Emerging Issue Task Force of the Financial Accounting Standards Board. See "--Accounting for Account Purchases and New Installations" and Note 2 of Notes to Consolidated Financial Statements included in Item 8.

         As a result of the change in accounting policy: (i) in the quarter ended December 31, 1994, the Company recorded a non-cash, non-recurring charge of approximately $2.0 million, which amount represents the cumulative effect (net of income tax benefit of approximately $1.2 million) of the accounting change on prior years' results of operations; and (ii) the Company's statements of operations include an expense item captioned "acquisition and transition expenses". The expense was approximately $3.1 million for fiscal 1995 and $4.2 million for fiscal 1996 (in each case before associated tax benefit). The foregoing non-recurring charge and expenses are reflected in the financial information presented in this report. Such expenses will fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition activity and its ability to require sellers to bear certain of such acquisition-related expenses.

         Acquisition and Dealer Program Activity. As described in this Annual Report on Form 10-K, a significant portion of the Company's growth has been generated by the acquisition of portfolios of subscriber accounts from other alarm companies. Because the Company typically acquires only the subscriber accounts (and not the accounts receivable or other assets) of the sellers, the Company focuses its pre-acquisition review and analysis on the quality and stability of the subscriber accounts to verify the MRR represented by such accounts. If the subscriber accounts to be purchased pass such due diligence scrutiny, the Company then applies its monitoring costs to such MRR as a basis for determining the purchase price to be paid by the Company. To protect the Company against the loss of acquired accounts, the Company typically seeks to obtain from the seller a guarantee against the subscriber account cancellation for a period following the acquisition and the right to retain a portion of the acquisition price (a "purchase price holdback") against the MRR lost due to subscriber account cancellations during the specified period.

         During fiscal 1996, the Company added (through acquisitions of 30 portfolios of subscriber accounts and through its Dealer Program) an aggregate of approximately 91,000 subscriber accounts for a total purchase price of approximately $119.6 million (including assumed liabilities of approximately $27.2 million). The MRR of the acquired accounts ranged from approximately $10.00 to $40.00, with an average of $31.20. Of the acquisitions completed during fiscal 1996 by the Company, the substantial majority included purchase price holdbacks in amounts that ranged from 5% to 20% of the initial purchase price (and averaged 13% of the initial purchase price) and attrition guarantees for periods that ranged from six months to 12 months (and averaged 8.8 months).

         Two of the Company's acquisitions during fiscal 1996 involved portfolios representing MRR that exceeded 5% of the Company's MRR at the time of the acquisition, as set forth below:

                                                                             PERCENTAGE OF
                                  NUMBER OF    AVERAGE MRR    RANGE OF MRR    RESIDENTIAL
                 SELLER            ACCOUNTS     PER ACCOUNT    PER ACCOUNT     SUBSCRIBERS
                 ------            --------     -----------    -----------     -----------
InterCap Funds Joint Venture ...     9,975        $27.39       $18.00-45.00       80%
Metrol Security Services .......    18,500         27.03       $15.00-80.00       70

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

                                   YEAR ENDED SEPTEMBER 30
                           ---------------------------------------
                             1994            1995           1996
                           --------        --------       --------
 Gross subscriber           19.6%           19.3%           18.3%
 attrition
 Net MRR attrition           5.3             6.6             7.0

         MRR represents the monthly recurring revenue the Company is entitled to receive under subscriber contracts in effect at the end of the period. Included in MRR and the number of subscribers are amounts associated with subscribers with past due balances. It is the policy and practice of the Company that every effort be made to preserve the revenue stream associated with these contractual obligations. To this end, the Company actively works to both collect amounts owed and to retain the subscriber. In certain instances, this collection and evaluation period may exceed six months in length. When, in the judgment of the Company's collection personnel, all reasonable efforts have been made to collect balances due, subscribers are disconnected from the Company's monitoring center and are included in the calculation of gross subscriber and net MRR attrition.

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

  Generally, net MRR attrition is less than actual "net account attrition," which the Company defines as canceled subscriber accounts net of reconnects, conversions and guaranteed accounts. Estimated net account attrition is the basis upon which the Company determines the period over which it amortizes its investment in subscriber accounts. The Company amortizes such investment over 10 years based on current estimates. If actual subscriber account attrition were to exceed such estimated attrition, the Company could be required to amortize its investment in subscriber accounts over a shorter period, thus increasing amortization expense in the period in which such adjustment is made and in future periods. Since the majority of the subscriber accounts acquired by the Company since its formation were purchased recently, there can be no assurance that the actual attrition rates for such accounts will not be greater than the rate assumed by the Company. See " -- Results of Operations -- Fiscal 1996 Compared to Fiscal 1995 -- Amortization of subscriber accounts and goodwill" and
Note 7 of Notes to Consolidated Financial Statements included in Item 8.

         The table below sets forth the change in the Company's subscriber base over fiscal years 1994-1996:

                                                                                             YEAR ENDED SEPTEMBER 30,
                                                                                 ----------------------------------------------
                                                                                   1994               1995               1996
                                                                                 --------           --------           --------
  Number of subscribers:
      Beginning of period ..................................................      39,527             85,269            129,420
      Additions through portfolio acquisitions and Dealer
        Program, net of sales of subscriber accounts .......................      54,211             60,909             91,325
      Installations by Company personnel ...................................       1,646              1,502                881
      Reconnects and conversions ...........................................       3,060              3,585              4,633
      Gross subscriber attrition ...........................................     (13,175)           (21,845)           (29,728)
                                                                                --------           --------           --------
         End of period .....................................................      85,269            129,420            196,531
                                                                                ========           ========           ========

         Impact of SFAS 121. In March of 1995, the Financial Accounting Standards Board issued SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for financial statements for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines the value of its "Subscriber Accounts and Intangibles, net" based on the undiscounted cash flows from the MRR stream using the most recent historical attrition rate and aggregate MRR. At September 30, 1996, the undiscounted cash flows from the MRR stream were significantly in excess of the carrying value of "Subscriber Accounts and Intangibles, net." The Company does not anticipate a material impact on its financial statements resulting from the adoption of this standard.

         Restrictions on Dividends. POI has never paid any cash dividends on the Common Stock and does not intend to pay any cash dividends in the foreseeable future. The Revolving Credit Facility and the Discount Note Indenture restrict POI's ability to declare or pay any dividend on, or make any other distribution in respect of, POI's capital stock. See Item 5 for information as to restrictions on dividends payable by Monitoring.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                    YEAR ENDED SEPTEMBER 30,
                                                    ------------------------
                                                    1994      1995      1996
                                                    -----     -----    -----
Revenues:
  Monitoring and service ......................     78.6%     82.9%    89.7%
  Other .......................................     21.4      17.1     10.3
                                                    -----     -----    -----
          Total revenues ......................    100.0%    100.0%   100.0%
                                                    -----     -----    -----
Cost of revenues:
  Monitoring and service ......................     18.9%     21.1%    24.2%
  Other .......................................     16.8      13.3      8.6
                                                    -----     -----    -----
          Total cost of revenues ..............     35.7      34.4     32.8
                                                    -----     -----    -----
          Gross profit ........................     64.3      65.6     67.2
Selling, general and administrative expenses ..     30.1      22.2     20.2
Loss on acquisition terminations ..............      0.1       0.4       --
Acquisition and transition expenses ...........       --       5.5      5.7
Performance warrants compensation expense .....     13.1        --       --
Amortization of subscriber accounts
  and goodwill ................................     25.4      27.7     31.7
                                                    -----     -----    -----
          Operating income (loss) .............     (4.4)%     9.8%     9.6%
                                                    =====     =====    =====

FISCAL 1996 COMPARED TO FISCAL 1995

         Revenues for fiscal 1996 increased by $17.6 million, or 31.5%, to $73.5 million from $55.9 million for fiscal 1995. Monitoring and service revenues increased by $19.6 million, or 42.2%, substantially all of which resulted from the addition of approximately 55,000 subscribers from the acquisition of portfolios of subscriber accounts and approximately 36,000 subscribers from the Dealer Program. Other revenues declined by 20.6% to $7.6 million in fiscal 1996 from $9.6 million in fiscal 1995. The decline in other revenues reflects a decrease in installation revenues of $1.4 million and a net decrease in patrol, alarm response and lock revenues of $0.6 million. The decline in installation revenues resulted from the Company's continued emphasis on growth through acquisitions and the Dealer Program, rather than through sales of new alarm systems by Company personnel.

         Cost of revenues for fiscal 1996 increased by $4.9 million, or 25.4%, to $24.1 million. Cost of revenues as a percentage of total revenues declined to 32.8% during fiscal 1996 from 34.4% during fiscal 1995. Monitoring and service expenses increased by $6.0 million, or 50.7%, primarily due to increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and service expenses as a percentage of monitoring and service revenues increased to 27.0% from 25.5% during fiscal 1995. Such increase reflects a higher level of staffing at the Company's central monitoring station as well as a lower MRR per subscriber in fiscal 1996, due primarily to the acquisition of portfolios of subscriber accounts that had a lower average MRR per subscriber than the Company's average. See "-- Overview -- Acquisition and Dealer Program Activity". Other expenses declined by $1.1 million to $6.3 million in fiscal 1996 from $7.4 million in fiscal 1995, reflecting the decline in installation activities.

         Gross profit for fiscal 1996 was $49.4 million, which represents an increase of $12.7 million, or 34.6%, over the $36.7 million of gross profit recognized in fiscal 1995. Such increase was caused primarily by an increase in monitoring and service activities, which reflected the increase in the Company's subscriber base from 129,420 at September 30, 1995 to 196,531 at September 30, 1996. Gross profit as a percentage of total revenues was 67.2% for fiscal 1996 compared to 65.6% for fiscal 1995. This increase was caused primarily by an increase in monitoring and service revenues as a percentage of total revenues.

          Selling, general and administrative expenses rose to $14.8 million in fiscal 1996, an increase of $2.4 million, or 19.3%, over such expenses in fiscal 1995, but declined as a percentage of total revenues from 22.2% in fiscal 1995 to 20.2% in fiscal 1996. Sales and marketing expense declined 29.5% (or $0.8 million) and general and administrative expenses increased 32.2% (or $3.2 million). Sales and marketing expenses declined due to the Company's continued emphasis on growth through acquisitions and the Dealer Program, rather than through sales of new alarm systems by Company personnel. The increase in general and administrative expenses was caused by increases in corporate and branch overhead expenses incurred to supervise a larger employee base associated with a larger subscriber base. Advertising and marketing expenses are expensed as incurred and comprised 1% of revenues in each of fiscal 1995 and 1996. The provision for doubtful accounts increased to $2.6 million in fiscal 1996 from $1.8 million in fiscal 1995, reflecting the 51.8% increase in the Company's average subscriber base from fiscal 1995 to fiscal 1996.

         Acquisition and transition expenses for fiscal 1996 totaled $4.2 million compared to $3.1 million for fiscal 1995. Such expenses will fluctuate from quarter to quarter based primarily on the Company's acquisition activity and the extent sellers bear certain of the related expenses.

         Amortization of subscriber accounts and goodwill for fiscal 1996 increased by $7.8 million, or 50.6%, to $23.3 million. This increase is the result of the Company's purchase of approximately 91,000 subscriber accounts through the acquisition of portfolios of subscriber accounts and the Dealer Program in fiscal 1996.

         Operating income for fiscal 1996 was $7.1 million, compared to operating income of $5.5 million in fiscal 1995. Operating income as a percentage of revenue was 9.6% in fiscal 1996, compared to 9.8% in fiscal 1995.

         Interest expense, net and amortization of debt issuance costs and OID increased by $8.3 million, or 57.4%, to $22.7 million in fiscal 1996. This increase reflects the Company's continued use of debt to finance a substantial portion of its subscriber account growth, including the issuance of the Discount Notes in May 1995. See "-- Liquidity and Capital Resources."

         Balance sheet data. At September 30, 1996, the Company's working capital deficit was $13.2 million, as compared to a working capital deficit of $9.2 million at September 30, 1995. Significant changes in working capital items include a $6.9 million increase in accounts receivable offset by increases in purchase holdbacks ($5.0 million), acquisition and transition costs ($3.4 million) and deferred revenue ($4.7 million). Subscriber accounts and intangibles, net increased to $257.4 million at September 30, 1996 from $162.2 million at September 30, 1995. This increase of $95.1 million, or 58.6%, was caused by the acquisition of new subscribers, net of amortization expense. Total stockholders' equity increased to $28.8 million at September 30, 1996 from $6.3 million at September 30, 1995 reflecting the conversion of redeemable preferred stock to common stock, the issuance of common stock in the Company's February 1996 public offering, the issuance of $6.0 million of common stock in the acquisition of Metrol Security Services and a loss of $15.7 million for fiscal 1996.

FISCAL 1995 COMPARED TO FISCAL 1994

         Revenues for fiscal 1995 increased by $21.4 million, or 62.1%, to $55.9 million from $34.5 million for fiscal 1994. Monitoring and service revenues increased by $19.2 million, or 70.8%, a substantial majority of which resulted from the addition of approximately 53,000 subscribers from the acquisition of portfolios of subscriber accounts and approximately 10,000 subscribers from the Dealer Program. The sale of enhanced services and new subscribers generated by Company personnel comprised the remainder of revenue growth. Other revenue increased by 29.9% to approximately $9.6 million in fiscal 1995 from $7.4 million in fiscal 1994. The increase in other revenue was generated by an increase in lock revenue of $1.4 million, as fiscal 1995 included twelve months of lock revenues and fiscal 1994 included two months of such revenues and by an increase in patrol and alarm response revenues of 18.9%, or $0.4 million, offset by a decline in installation revenues of $1.1 million. The decline in installation revenues resulted from the Company's increased emphasis on growth through acquisitions and the Dealer Program, rather than through sales of new alarm systems by Company personnel. In addition, the Company recognized $1.6 million of other revenue arising from the sales of security alarm equipment received from a vendor.

         Cost of revenues for fiscal 1995 increased by $6.9 million, or 56.0%, to $19.2 million. Cost of revenues as a percentage of total revenues declined to 34.4% during fiscal 1995 from 35.7% during fiscal 1994. Monitoring and service expenses increased by $5.3 million, or 80.9%, primarily due to increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and service expenses as a percentage of monitoring and service revenues increased to 25.5% from 24.1% during fiscal 1994. Such increase reflects a higher level of staffing at the Company's central monitoring station. MRR per subscriber was lower in fiscal 1995, due primarily to the acquisition of portfolios of subscriber accounts that had a lower average MRR per subscriber than the Company's average. See "-- Overview -- Acquisition and Dealer Program Activity". Other expenses increased by $1.6 million, or 27.9%, to $7.4 million in fiscal 1995 from $5.8 million in fiscal 1994. The increase primarily was caused by a 32.8% increase in patrol and alarm response expenses, or approximately $0.8 million, and an increase in lock expenses of approximately $0.8 million.

         Gross profit for fiscal 1995 was $36.7 million, an increase of $14.5 million, or 65.5%, over the $22.2 million of gross profit in fiscal 1994. Such increase was caused primarily by an increase in monitoring and service activities, which paralleled the increase in the Company's subscriber base from 85,269 at September 30, 1994 to 129,420 at September 30, 1995. Gross profit as a percentage of total revenues was 65.6% for fiscal 1995 compared to 64.3% for fiscal 1994. This increase was caused primarily by an increase in monitoring and service revenues as a percentage of total revenues.

         Selling, general and administrative expenses rose to $12.4 million in fiscal 1995, which represents an increase of $2.0 million, or 19.6%, over selling, general and administrative expenses in fiscal 1994. Such figure as a percentage of total revenues declined from 30.1% in fiscal 1994 to 22.2% in fiscal 1995, due primarily to a decline in sales and marketing expense of 34.0% (or $1.3 million) and an increase of 52.1% (or $3.4 million) in general and administrative expenses. Sales and marketing expenses declined due to the Company's increased emphasis on growth through acquisitions and the Dealer Program, rather than through sales of new alarm systems by Company personnel. The increase in general and administrative expenses was caused by increases in corporate and branch overhead expenses incurred to supervise a larger employee base associated with a larger subscriber base. The percentage increase in general and administrative expenses from fiscal 1994 to fiscal 1995 was lower than the 62.1% increase in total revenues between the comparable periods, reflecting economies of scale and efficiencies realized in the Company's branch and corporate offices. Advertising and marketing expenses are expensed as incurred and comprised 1% of revenues in each of fiscal 1994 and 1995. The provision for doubtful accounts increased to approximately $1.8 million in fiscal 1995 from $0.8 million in fiscal 1994, reflecting an increase in the Company's average subscriber base of approximately 72.1% and the Company's willingness to work with subscribers experiencing credit difficulties in order to maintain long-term subscriber relationships.

         Acquisition and transition expenses for fiscal 1995 totaled $3.1 million, reflecting the Company's change in its method of accounting for certain expenses, effective as of October 1, 1994. See "-- Overview -- Recent Change in Accounting Method." Had the Company enacted the change in accounting method on October 1, 1993, acquisition and transition expenses would have been $2.4 million for fiscal 1994. Such expenses will fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition activity and its ability to require sellers to bear certain of such acquisition-related expenses.

         Amortization of subscriber accounts and goodwill for fiscal 1995 increased by $6.7 million, or 76.2%, to $15.5 million. This increase is the result of the Company's purchase of approximately 63,000 subscriber accounts through the acquisition of portfolios of subscriber accounts and through the Dealer Program in fiscal 1995.

         Operating income for fiscal 1995 was $5.7 million, compared to an operating loss of $1.5 million in fiscal 1994. The operating loss in fiscal 1994 included a non-recurring charge for performance warrants compensation expense of $4.5 million. Operating income as a percentage of revenue was 9.8% in fiscal 1995, compared to 8.7% in fiscal 1994 (excluding the non-recurring charge). Comparisons of this figure for fiscal 1995 and 1994 are impacted by the change in accounting method adopted by the Company effective as of the beginning of fiscal 1995. The increase in such figure over fiscal 1994 reflects the increase in gross profit and efficiencies realized in branch office and corporate general and administrative expenses noted above.

         Interest expense, net and amortization of debt issuance costs and OID increased by $6.6 million, or 84.4%, to $14.4 million in fiscal 1995, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth.

         Extraordinary item. During fiscal 1995, the Company recorded an extraordinary charge of $8.9 million (net of a tax benefit of $0.9 million) due to the loss on early extinguishment of debt. The loss, which arose from the purchase of the Company's $50.0 million principal amount of 12% Senior Subordinated Notes issued in November 1993, included the write-off of the remaining unamortized portions of the OID ($4.1 million) and the capitalized fees and expenses associated with the November 1993 note offering ($3.0 million), a 5% premium paid in the tender offer for the notes ($2.5 million) and certain fees incurred in the tender offer.

         Balance sheet data. At September 30, 1995, the Company's working capital deficit was $9.2 million, as compared to a working capital deficit of $11.5 million at September 30, 1994. The decline in the working capital deficit was caused primarily by an increase in accounts receivable and inventory and a decline in accrued interest. Subscriber accounts and intangibles, net increased to $162.2 million at September 30, 1995 from $114.6 million at September 30, 1994. This increase of $47.6 million, or 41.6%, was caused by the addition of new subscribers, net of amortization expense. Total stockholders' equity (deficit) increased to $6.3 million at September 30, 1995 from a deficit of $6.1 million at September 30, 1994. The increase in such figure reflects the conversion of redeemable preferred stock to common stock and the issuance of common stock in the Company's initial public offering (the "Initial Public Offering") completed in October 1994, offset by a loss of $18.5 million for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         General. Since September 1991, the Company has financed its operations and growth from a combination of capital raised through debt and equity offerings and, to a lesser extent, cash flow from operations. During the fiscal 1994-1996 period, the Company completed three long-term debt offerings, including the issuances of $50.0 million principal amount of Senior Subordinated Notes issued in November 1993 (which notes were retired in fiscal 1995), $166.0 million principal amount ($105.2 million net proceeds) of Discount Notes issued in May 1995 and $103.5 million principal amount of Convertible Notes issued in September and October 1996; the Company also has utilized borrowings under its Revolving Credit Facility to fund acquisitions and the Dealer Program. For additional information with respect to this indebtedness, see Note 8 of Notes to Consolidated Financial Statements included in Item 8. In September 1994, the Company raised $18.3 million in net proceeds from its Initial Public Offering of Common Stock and in February 1996, the Company raised $23.1 million in net proceeds from another public offering of the Common Stock. The Company intends to use cash flows from operations, together with borrowings under the Revolving Credit Facility, to finance the addition of subscriber accounts and capital expenditures. Although the Company anticipates that it will continue to acquire portfolios of subscriber accounts, the Company cannot estimate the number, size or timing of such acquisitions. Depending on such factors, additional funds beyond those currently available to the Company may be required to continue the acquisition program and to finance the Dealer Program, and there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

         On a long-term basis, the Company has several material commitments. Borrowings under the Revolving Credit Facility were approximately $5.3 million at September 30, 1996 and could be as high as $100.0 million through the period ended January 3, 2000, the current maturity date of the Revolving Credit Facility. While the Company believes it will be able to obtain further extensions of the maturity date of the Revolving Credit Facility from time to time, or will be able to refinance the Revolving Credit Facility prior to its maturity date, there can be no assurance that the Company will be able to do so. The Convertible Notes require the Company to make semi-annual cash interest payments of $3.5 million, or $7.0 million annually. The Discount Notes require the Company to begin to make interest payments on such obligations on December 31, 1998. Based on an interest rate of 13 5/8%, such payment will be approximately $11.3 million semiannually, or approximately $22.6 million on an annual basis. As a result, a substantial portion of the Company's operating cash flows will be required to make interest payments on the Convertible Notes and the Discount Notes, and there can be no assurance that the Company's cash flow from operations will be sufficient to meet such obligations, or that there will be sufficient funds available to the Company after such interest payments to meet other debt, capital expenditure and operational obligations. The $103.5 million principal amount of the Convertible Notes matures on September 15, 2003, although they may be converted into the Common Stock at any time prior to such date. The $166.0 million principal amount of the Discount Notes matures on September 30, 2005. There can be no assurance that the Company will have the cash necessary to repay either the Convertible Notes or the Discount Notes at maturity or will be able to refinance such obligations. The Company maintains a $2.0 million letter of credit sub-facility under its Revolving Credit Facility, and has extended an approximately $0.8 million letter of credit to a seller, scheduled payments under which are approximately $0.4 million during each of fiscal 1997 and fiscal 1998.

         The Company has had, and expects to continue to have, a working capital deficit. For fiscal 1994, 1995 and 1996, the Company had a working capital deficit of $11.5 million, $9.2 million and $13.2 million, respectively. There are two principal categories of current liabilities that cause the Company to have a working capital deficit: (i) "purchase holdbacks," which represent the portion of the aggregate acquisition cost of subscriber accounts retained by the Company to offset lost MRR arising from the cancellation of acquired accounts; and (ii) "deferred revenue," which represents billings and cash collections received by the Company from its subscriber base in advance of performance of services. Both purchase holdbacks and deferred revenues are recorded as a current liability on the Company's balance sheet.

         For fiscal 1996, the Company's net cash provided by operating activities was $24.1 million, compared to $8.5 million net cash provided by operating activities for fiscal 1995. During fiscal 1994, the Company's net cash provided by operating activities was $7.4 million.

         For fiscal 1996, the Company's net cash used in investing activities was $103.5 million, compared to $63.5 million during fiscal 1995, primarily as a result of the acquisition of subscriber accounts, including the purchases of subscriber accounts from InterCap Funds Joint Venture and Metrol Security Services, as well as the Dealer Program. During fiscal 1994, the Company's net cash used in investing activities was $66.8 million, primarily as a result of acquisitions.

         During fiscal 1996, the Company's net cash provided by financing activities was $83.6 million, compared to $55.2 million in fiscal 1995. During fiscal 1994, the Company's net cash provided by financing activities was $59.1 million. Financing activities are comprised of those debt and equity issuances discussed above.

         The Discount Note Indenture, the Convertible Note Indenture and the Revolving Credit Facility agreements contain certain restrictions on transfers of funds, such as dividends, loans and advances, by the Company. The Company believes that such restrictions have not had and will not have a significant impact on the Company's ability to meet its cash obligations. The Company does not anticipate payment of dividends on Common Stock.

         Capital Expenditures. The Company anticipates making capital expenditures in fiscal 1997 of approximately $3.0 million for routine replacement and upgrading of vehicles, computers and other capital items. In addition, the Company anticipates making capital expenditures of approximately $1.0 million to complete a project to upgrade its monitoring and administrative software. The Company believes the installation of the new computer software will create efficiencies Company-wide, and particularly in the customer service, data entry and field maintenance and repair functions. The Company believes the complete implementation of the new software will not occur until the end of fiscal 1997. In addition, the Company anticipates making capital expenditures of approximately $500,000 in fiscal 1997 and 1998 to expand the capacity of the central monitoring station to approximately 500,000 subscribers. The Company believes cash flows from operations, together with borrowing under the Revolving Credit Facility, will be sufficient to fund the Company's capital expenditures in fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         POI's consolidated financial statements and supplementary data, together with the report of Coopers and Lybrand L.L.P., independent auditors, are included elsewhere herein. See "Index to Financial Statements" immediately preceding page F-1. Separate audited financial statements for Monitoring have not been provided because the Company does not believe such financial statements are material to investors. See "Introductory Note- Company Structure" and the introductory note to Item 7 above. The Company includes, however, in the footnotes to the consolidated financial statements summary financial information concerning Monitoring. See Note 16 to Notes to Consolidated Financial Statements included in Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS
         Reference is made to POI's Proxy Statement dated December 30, 1996 (the "Proxy Statement") and to the information appearing therein under the captions "I. Election of Directors- Nominees for Election," "Executive Officers; Executive Compensation and Related Information- Executive Officers" and "Security Ownership of Management- Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

         There is hereby incorporated by reference the information appearing in the Proxy Statement under the captions "I. Election of Directors- Compensation of Directors" and "Executive Officers; Executive Compensation and Related Information- Executive Compensation and Related Information."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information appearing in the Proxy Statement under the caption "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (A)  DOCUMENTS FILED AS A PART OF THIS FORM 10-K.

        A. CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES.

         The following consolidated financial statements and schedules are included in this Annual Report on Form 10-K on the pages listed below.

          Page                        Consolidated Financial Statements
          ----                        ---------------------------------
          F-2           Report of Independent Accountants
          F-3           Consolidated Balance Sheets as of September 30, 1995 and 1996
          F-4           Consolidated Statements of Operations for the years ended September 30, 1994, 1995, and 1996
          F-5           Consolidated Statements of Cash Flows for the years ended September 30, 1994, 1995, and 1996
          F-6           Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended September 30,
                          1994, 1995, and 1996
          F-7           Notes to Consolidated Financial Statements

          Page                                    Schedule
          ----                                    --------
          S-1           Schedule II- Valuation and Qualifying Accounts

           B.  EXHIBITS.

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
-------                               -------------------
3.1 Fifth Amended and Restated Certificate of Incorporation of Protection One, Inc. ("POI") (incorporated by reference to
                  Exhibit 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994 filed by POI(1), Protection One Alarm Monitoring, Inc. ("Monitoring")(2) and Protection One Alarm Services, Inc. ("Services") (the "Fiscal 1994 Form 10-K")).

3.2 Certificate of Designation of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations and Restrictions of the Series H Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (Registration No. 33-94684) originally filed by POI, Monitoring and Services on July 18, 1995 (the "1995 Form S-4")).

3.3 By-laws of POI (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1996).





__________________________________


1        The Commission File Number of Protection One, Inc. is 0-24780.
2 The Commission File Number of Protection One Alarm Monitoring, Inc. is 33-73002-01.

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
-------                               -------------------
3.4 Certificate of Incorporation of Monitoring, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (Registration No. 333-09401) originally filed by Monitoring, POI, Metrol Security Services, Inc. ("Metrol") and Sonitrol of Arizona, Inc. ("Sonitrol") on August 1, 1996 (the "August 1996 Form S-3")).

3.5               Bylaws of Monitoring (incorporated by reference to Exhibit
                  3.2 to the Fiscal 1994 Form 10-K).

4.1 Indenture, dated as of May 17, 1995, among Monitoring, as Issuer, POI, Services and A-Able Lock & Alarm, Inc. ("A-Able"), as Guarantors, and The First National Bank of Boston ("FNBB"), as Trustee (incorporated by reference to Exhibit 4.1 to the 1995 Form S-4).

4.2 First Supplemental Indenture dated as of July 26, 1996, among Monitoring, POI, Metrol, Sonitrol and State Street Bank and Trust Company ("SSBTC") as successor trustee to FNBB.

4.3 Second Supplemental Indenture dated as of October 28, 1996, among Monitoring, POI and Security Holdings, Inc. ("Security Holdings").

4.4 Subordinated Debt Shelf Indenture dated as of August 29, 1996, among Monitoring as Issuer, POI as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.2 to the August 1996 Form S-3).

4.5 Supplemental Indenture No. 1 dated as of September 20, 1996, among Monitoring, POI and SSBTC as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by POI and Monitoring dated September 20, 1996 (the "September 1996 Form 8-K")).

4.6 Supplemental Indenture No. 2 dated as of October 28, 1996, among Monitoring, POI, Security Holdings and SSBTC as Trustee.

4.7 Amended and Restated Credit Agreement dated as of June 7, 1996, among Monitoring, Heller Financial, Inc. ("Heller Financial") as Agent and the financial institutions signatory thereto (the "Lenders") (incorporated by reference to Exhibit
                  10.2 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q")).

4.8 Consent and First Amendment to Credit Agreement dated as of September 16, 1996, among Monitoring, Heller Financial as Agent and the Lenders (incorporated by reference to Exhibit
                  10.1 to the September 1996 Form 8-K).

4.9 Form of Revolving Note executed by Monitoring in favor of each Lender pursuant to the Amended and Restated Credit Agreement filed as Exhibit 4.7.

4.10 Amended and Restated Guaranty dated as of June 7, 1996, executed by POI in favor of Heller Financial as Agent.

4.11 Amended and Restated Stock Pledge Agreement dated as of June 7, 1996, between POI and Heller Financial as Agent.

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
-------                               -------------------
4.12 Amended and Restated Security Agreement dated as of June 7, 1996, between Monitoring and Heller Financial as Agent.

4.13 Amended and Restated Continuing Security Interest and Conditional Assignment of Patents, Trademarks, Copyrights and Licenses dated as of June 7, 1996, between Monitoring and Heller Financial as Agent.

10.1 Stock Purchase Warrant dated as of September 16, 1991, issued by POI to Merita Bank Ltd. (formerly Kansallis-Osake-Pankki) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed by POI, Monitoring and Services for the quarter ended March 31, 1994 (the "March 1994 Form 10-Q")).

10.2 Stock Purchase Warrant dated as of September 16, 1991, issued by POI to Dove Partners, G.P. (incorporated by reference to Exhibit 10.24 to the March 1994 Form 10-Q).

10.3 Modification Agreement dated as of June 29, 1994, among POI, Dove Partners, G.P. and SAMCO Partners, G.P. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 (Registration No. 33-81292) originally filed by POI on July 8, 1994 (the "1994 Form S-1")).

10.4 Stock Purchase Warrant dated December 31, 1992, issued by POI to Chemical Bank (incorporated by reference to Exhibit 10.26 to the March 1994 Form 10-Q).

10.5 Agreement Concerning Chemical Warrant and Chemical Shares dated as of June 27, 1994, between POI and Chemical Bank (incorporated by reference to Exhibit 10.27 to the March 1994 Form 10-Q).

10.6 Amended and Restated Stockholders' Agreement dated as of August 15, 1994, among POI and the stockholders of POI named therein (incorporated by reference to Exhibit 10.42 to the 1994 Form S-1)).

10.7 Warrant Agreement dated as of November 3, 1993, between Monitoring and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Registration No. 33-73002) originally filed by POI, Monitoring and certain former subsidiaries of Monitoring on December 15, 1993 (the "1993 Form S- 4")).

10.8 Registration Rights Agreement dated as of November 3, 1993, among Monitoring, POI, certain former subsidiaries of Monitoring and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.4 to the 1993 Form S-4).

10.9 Warrant Agreement dated as of May 17, 1995, between POI and The First National Bank of Boston, as Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995 Form S-4).

10.10 Common Stock Registration Rights Agreement dated May 17, 1995, among POI, Morgan Stanley & Co. Incorporated and Montgomery Securities (incorporated by reference to Exhibit
                  10.41 to the 1995 Form S-4).

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
-------                               -------------------
10.11 Amended and Restated Employment Agreement dated as of May 24, 1996, between POI and James M. Mackenzie, Jr. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended June 30, 1996, as amended (the "June 1996 Form 10-Q")).*

10.12 Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and John W. Hesse (incorporated by reference to Exhibit 10.4 to the June 1996 Form 10-Q).*

10.13 Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and John E. Mack, III (incorporated by reference to Exhibit 10.5 to the June 1996 Form 10-Q).*

10.14 Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and Thomas K. Rankin (incorporated by reference to Exhibit 10.6 to the June 1996 Form 10-Q).*

10.15 Employment Agreement dated as of November 3, 1993, between Monitoring and George A. Weinstock (incorporated by reference to Exhibit 10.13 to the 1993 Form S-4).*

10.16 Non-Competition and Non-Solicitation Agreement dated as of November 3, 1993, between Monitoring and George A. Weinstock (incorporated by reference to Exhibit 10.14 to the 1993 Form S-4)*.

10.17 Common Stock Performance Warrant Agreement dated as of September 16, 1991 between POI and James M. Mackenzie, Jr. (incorporated by reference to Exhibit 10.15 to the 1993 Form S-4).*

10.18 Common Stock Performance Warrant Agreement dated as of September 16, 1991, between POI and John W. Hesse (incorporated by reference to Exhibit 10.16 to the 1993 Form S-4).*

10.19 Common Stock Performance Warrant Agreement dated as of September 16, 1991, between POI and John E. Mack, III (incorporated by reference to Exhibit 10.17 to the 1993 Form S-4).*

10.20 Common Stock Performance Warrant Agreement dated as of September 16, 1991, between POI and Thomas K. Rankin (incorporated by reference to Exhibit 10.18 to the 1993 Form S-4).*

10.21 Form of Amendment to Common Stock Performance Warrant dated as of June 29, 1994, between POI and each of James M. Mackenzie, Jr., John W. Hesse, John E. Mack, III and Thomas
                  K. Rankin (incorporated by reference to Exhibit 10.31 to the March 1994 Form 10-Q).*

10.22 Consulting Agreement dated as of February 19, 1996 between POI and Dr. Ben Enis (incorporated by reference to Exhibit
                  10.7 to the June 1996 Form 10-Q).*

10.23             1994 Stock Option Plan of POI, as amended.*

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
-------                               -------------------
10.24 Series F Preferred Stock Repurchase Agreement dated May 10, 1995, between POI and PacifiCorp Financial Services, Inc. (incorporated by reference to Exhibit 10.39 to the 1995 Form S-4).

10.25 Notes Registration Rights Agreement dated as of May 17, 1995, among POI, Monitoring, Morgan Stanley & Co., Incorporated and Montgomery Securities (incorporated by reference to Exhibit
                  4.2 to the 1995 Form S-4).

10.26 Agreement for Purchase and Sale of Assets, dated May 25, 1995, between Alert Centre, Inc. and Monitoring (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by POI and Monitoring dated May 25, 1995).

10.27 Agreement to Purchase and Sell Stock dated as of May 23, 1996, among Metrol, the persons named therein as the "Shareholders" (the "Metrol Shareholders"), Monitoring and POI (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3 (Registration No. 33-5849) originally filed by POI on June 12, 1996 (the "June 1996 Form S-3")).

10.28 Amendment No. 1 to Agreement dated as of June 28, 1996, among Metrol, the Metrol Shareholders, Monitoring and POI (incorporated by reference to Exhibit 2.2 to the June 1996 Form S-3).

10.29 Escrow Agreement dated May 31, 1996, among Metrol, the Metrol Shareholders, Monitoring, POI and First National Bank of Denver, N.A. as the Escrow Agent (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by POI and Monitoring dated June 7, 1996 (the "June 1996 Form 8-K")).

10.30 Registration Rights Agreement dated as of June 28, 1996, among POI and the Metrol Shareholders (incorporated by reference to Exhibit 99.1 to the June 1996 Form 8-K).

21.1              Subsidiaries of POI.

23.1              Consent of Coopers & Lybrand, L.L.P.

27                Financial Data Schedule.

99.1 Information included as Item 5(d) of the September 20, 1996 Form 8-K (incorporated by reference to Item 5(d) of the September 20, 1996 Form 8-K).






----------------------
* Each exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

         C.  CURRENT REPORTS ON FORM 8-K.

         (i) Current Report on Form 8-K filed by POI and Monitoring and dated September 16, 1996, reporting in response to Item 5 the commencement of the underwritten public offering of the Convertible Notes; and

         (ii) Current Report on Form 8-K filed by POI and Monitoring dated September 20, 1996, reporting in response to Item 5 the consummation of the Convertible Notes offering, the amendment of the Credit Agreement and the entering into an agreement with PacifiCorp, and setting forth certain cautionary statements for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
Report of Independent Accountants ........................................   F-2
Consolidated Balance Sheets as of
    September 30, 1995 and 1996 ..........................................   F-3
Consolidated Statements of Operations for the years ended
    September 30, 1994, 1995 and 1996 ....................................   F-4
Consolidated Statements of Cash Flows for the years ended
    September 30, 1994, 1995 and 1996 ....................................   F-5
Consolidated Statements of Changes in Stockholders'
    Equity (Deficit) for the years ended
    September 30, 1994, 1995 and 1996 ....................................   F-6
Notes to Consolidated Financial Statements ...............................   F-7
Schedule VIII Valuation and Qualifying Accounts ..........................   S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Protection One, Inc.
Culver City, California

    We have audited the consolidated financial statements and the financial statement schedule of Protection One, Inc. and Subsidiaries listed in the index on page F-1 of this Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protection One, Inc. and Subsidiaries as of September 30, 1996 and 1995, and their consolidated results of operations and cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    As discussed in Note 2, effective October 1, 1994, the Company changed its method of accounting for certain subscriber account acquisition and transition costs.

                                      COOPERS & LYBRAND L.L.P.

Portland, Oregon
December 10, 1996

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                     ASSETS

                                                             SEPTEMBER 30,
                                                           1995          1996
                                                         ---------    ---------
Current assets:
  Cash and cash equivalents ..........................   $   1,256    $   1,782
  Restricted cash ....................................        --          3,680
  Receivables, net ...................................       5,806       12,743
  Inventories ........................................       3,125        1,920
  Prepaid expenses ...................................         547        1,221
                                                         ---------    ---------
     Total current assets ............................      10,734       21,346
Property and equipment, net ..........................       5,307        9,952
Subscriber accounts and intangibles, net .............     162,239      257,354
Assets held for sale .................................        --            775
Deposits .............................................         389          648
                                                         ---------    ---------
                                                         $ 178,669    $ 290,075
                                                         =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................   $   2,078    $   2,278
  Accrued salaries, wages and benefits ...............       1,401        1,495
  Other accruals .....................................         529        1,048
  Purchase holdbacks .................................       4,949        9,942
  Acquisition transition costs .......................         970        4,326
  Other current liabilities ..........................         800        1,623
  Deferred revenue ...................................       9,166       13,827
                                                         ---------    ---------
     Total current liabilities .......................      19,893       34,539
Long-term debt, net of current portion ...............     146,023      225,650
Other liabilities ....................................         279        1,059
                                                         ---------    ---------
     Total liabilities ...............................     166,195      261,248
                                                         ---------    ---------
Commitments and contingencies (Note 14)
Series H cumulative convertible preferred
   stock, $.10 par value, 6,127 shares
   authorized, issued and outstanding
   at September 30, 1995 .............................       6,127         --
Stockholders' equity:
  Common Stock, $.01 par value, 24,000,000
    shares authorized, 9,047,638 and
    12,914,783 shares issued
    and outstanding at
    September 30, 1995 and 1996 respectively .........          90          129
  Additional paid-in capital .........................      41,829       79,767
  Accumulated deficit ................................     (35,572)     (51,069)
                                                         ---------    ---------
     Total stockholders' equity ......................       6,347       28,827
                                                         ---------    ---------
                                                         $ 178,669    $ 290,075
                                                         =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                             YEAR ENDED SEPTEMBER 30,
                                                          1994        1995       1996
                                                        --------    --------    --------
Revenues:
  Monitoring and service ............................   $ 27,109    $ 46,308    $ 65,860
  Other..............................................      7,371       9,574       7,597
                                                        --------    --------    --------
     Total revenues .................................     34,480      55,882      73,457
                                                        --------    --------    --------
Cost of revenues:
  Monitoring and service ............................      6,520      11,795      17,770
  Other .............................................      5,804       7,424       6,323
                                                        --------    --------    --------
     Total cost of revenues .........................     12,324      19,219      24,093
                                                        --------    --------    --------
     Gross profit ...................................     22,156      36,663      49,364
Selling, general and administrative expenses ........     10,380      12,409      14,809
Loss on acquisition terminations ....................         26         208        --
Performance warrants compensation expense ...........      4,504        --          --
Acquisition and transition expenses .................       --         3,090       4,219
Amortization of subscriber accounts and goodwill ....      8,772      15,460      23,275
                                                        --------    --------    --------
     Operating income (loss) ........................     (1,526)      5,496       7,061
Other expenses:
  Interest expense, net .............................      6,932       7,626       4,885
  Amortization of debt issuance costs and OID .......        891       6,797      17,812
  Loss on assets held for sale ......................       --          --            89
  Loss on sales of assets ...........................       --           505          19
                                                        --------    --------    --------
     Loss before income taxes, extraordinary items
       and cumulative effect of change in accounting
       method -- net of taxes .......................     (9,349)     (9,432)    (15,744)
Income tax benefit ..................................      2,863       3,595         247
                                                        --------    --------    --------
     Loss before extraordinary items and cumulative
       effect of change in accounting method --
       net of taxes .................................     (6,486)     (5,837)    (15,497)
Extraordinary items--losses on early extinguishment
  of debt--net ......................................     (1,174)     (8,906)       --
Cumulative effect of change in
  accounting method--net ............................       --        (1,955)       --
                                                        --------    --------    --------
     Net loss .......................................     (7,660)    (16,698)    (15,497)
Preferred stock dividends ...........................        748         958         248
Accretion of redeemable preferred stock .............        753         797        --
                                                        --------    --------    --------
     Loss attributable to common stock ..............   $ (9,161)   $(18,453)   $(15,745)
                                                        ========    ========    ========
Loss per common share:
  Before extraordinary items and cumulative effect of
    change in accounting method .....................   $ (27.11)   $  (0.87)   $  (1.40)
  Net loss per share ................................   $ (31.10)   $  (2.12)   $  (1.40)

The accompanying notes are an integral part of the consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                 1994           1995         1996
                                                               ---------     ---------     ---------
Cash flows from operating activities:
  Net loss ................................................    $  (7,660)    $ (16,698)    $ (15,497)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation .........................................          518         1,083         1,845
     Amortization of subscriber accounts and goodwill .....        8,772        15,460        23,275
     Amortization of debt issuance costs ..................          479         1,212         1,212
     Amortization of  OID .................................          412         5,585        16,600
     Performance warrants earned ..........................        4,504          --            --
     Cumulative effect of change in accounting method .....         --           1,955          --
     Loss on sales and abandonments .......................         --             713          --
     Inventory received in settlements of claim ...........         --          (1,562)         --
     Deferred income tax benefit ..........................       (2,863)       (3,595)         (792)
     Extraordinary items ..................................        1,174         8,906          --
     Provision for doubtful accounts ......................          789         1,751         2,649
     Other ................................................         --            --            (204)
     Receivables ..........................................       (1,362)       (2,795)       (8,737)
     Inventories ..........................................         (355)           89         2,002
     Prepaid expenses and deposits ........................          383          (408)         (752)
     Accounts payable .....................................          621          (121)          199
     Accrued liabilities ..................................        2,662        (2,247)        1,793
     Deferred revenue .....................................         (675)         (832)          470
                                                               ---------     ---------     ---------
          Net cash provided by operating activities .......        7,399         8,496        24,063
                                                               ---------     ---------     ---------
Cash flows from investing activities:
  Purchases of property and equipment .....................       (1,417)       (3,268)       (5,420)
  Acquisitions, net of cash received ......................      (60,069)      (52,249)      (89,776)
  Acquisition payments held in escrow .....................         (456)          456        (3,680)
  Payments on purchase holdbacks ..........................         (941)       (3,626)       (3,532)
  Deferred acquisition payments ...........................         (469)       (2,167)       (1,613)
  Acquisition transition costs ............................       (3,136)       (2,558)       (3,111)
  Payment of other liabilities ............................         (322)         (109)
                                                               ---------     ---------     ---------
          Net cash used in investing activities ...........      (66,810)      (63,521)     (107,132)
                                                               ---------     ---------     ---------
Cash flows from financing activities:
  Payments on long-term debt ..............................      (25,805)     (118,699)     (111,222)
  Proceeds from long-term debt ............................       88,328       168,005       174,248
  Debt and equity issuance costs ..........................       (6,444)       (6,780)       (4,981)
  Payments on stockholders' notes receivable ..............           15            47          --
  Issuance of preferred and common stock and warrants .....        5,494        20,219        25,798
  Redemption of  preferred stock ..........................       (1,500)       (2,125)         --
  Note redemption and premium costs .......................         --          (2,627)         --
  Cash dividends paid on preferred stock ..................         (965)       (2,816)         (248)
                                                               ---------     ---------     ---------
          Net cash provided by financing activities .......       59,123        55,224        83,595
                                                               ---------     ---------     ---------
          Net increase (decrease) in cash and cash
           equivalents.....................................         (288)          199           526

Cash and cash equivalents:
  Beginning of period .....................................        1,345         1,057         1,256
                                                               ---------     ---------     ---------
  End of period ...........................................    $   1,057     $   1,256     $   1,782
                                                               =========     =========     =========
Interest paid during the period ...........................    $   4,563     $   9,968     $   4,784
                                                               =========     =========     =========
Income taxes paid during the period .......................    $    --       $    --       $     160
                                                               =========     =========     =========
Supplemental disclosure (see Note 12)


   The accompanying notes are an integral part of the consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                            CLASS B  SERIES A   ADDITIONAL   STOCKHOLDERS'
                                                  COMMON    COMMON   PREFERRED   PAID-IN        NOTES    ACCUMULATED
                                                  STOCK     STOCK     STOCK      CAPITAL     RECEIVABLE    DEFICIT       TOTAL
                                                 --------  --------  --------  -----------   ---------  -----------   ---------
September 30, 1993 ............................  $     10            $    962  $         7   $     (62) $    (9,713)  $  (8,796)
Net loss ......................................                                                              (7,660)     (7,660)
Restatement of par value ......................        (9)               (895)         904
Issuance of preferred shares ..................                                      2,358                                2,358
Cancellation of preferred shares ..............                                       (122)                                (122)
Issuance of common shares .....................            $     18                    982                                1,000
Issuance of common stock warrants .............                                      4,494                                4,494
Stock and warrant issuance costs ..............                                       (376)                                (376)
Accretion of Series C and E
  Redeemable Preferred Stock ..................                                                                (753)       (753)
Payments on stockholders' notes receivable ....                                                     15                       15
Dividends on Series F Redeemable
  Preferred Stock .............................                                                                (748)       (748)
Exercise of stock purchase warrant ............         1                               (1)
Performance warrants ..........................                                      4,504                                4,504
                                                 --------  --------  --------  -----------   ---------  -----------   ---------
September 30, 1994 ............................         2        18        67       12,750         (47)     (18,874)     (6,084)
Net loss ......................................                                                             (16,698)    (16,698)
Issuance of common stock and warrants .........        30                           20,120                               20,150
Exercise of stock purchase warrants ...........         2                               71                                   73
Stock and warrant issuance costs ..............                                     (2,283)                              (2,283)
Accretion of Series C and E
  Redeemable Preferred Stock ..................                                       (797)                                (797)
Dividends on Series A, F, and H
  Preferred Stock .............................                                       (876)                                (876)
Conversion to common stock ....................        56       (18)      (67)      12,844                               12,815
Payments on stockholders' notes receivable ....                                                     47                       47
                                                 --------  --------  --------  -----------   ---------  -----------   ---------
September 30, 1995 ............................        90      --        --         41,829        --        (35,572)      6,347
Net loss ......................................                                                             (15,497)    (15,497)
Issuance of common shares .....................        38                           38,913                               38,951
Exercise of stock purchase warrants ...........         1                               65                                   66
Stock issuance costs ..........................                                       (792)                                (792)
Dividends on Series H Preferred Stock .........                                       (248)                                (248)
                                                 --------  --------  --------  -----------   ---------  -----------   ---------
September 30, 1996 ............................  $    129  $     --  $     --  $    79,767   $      --  $   (51,069)  $  28,827
                                                 ========  ========  ========  ===========   =========  ===========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Consolidation and Business

    The consolidated financial statements include the accounts of Protection One, Inc. (POI) and its wholly-owned subsidiary, Protection One Alarm Monitoring, Inc. (Monitoring) (together with POI, the Company). Monitoring's former wholly-owned subsidiary, Protection One Alarm Services, Inc. was merged into Monitoring in May 1996. The assets, results of operations and stockholders' equity of Monitoring comprise substantially all of the assets, results of operations and stockholders' equity of the Company on a consolidated basis. POI's principal assets and sole operations are in and through its investment in Monitoring. All significant intercompany balances and transactions have been eliminated in consolidation. Separate audited financial statements for Monitoring have not been provided because the Company does not believe such separate financial statements are material to investors. Summarized financial information of Monitoring is included in Note 16.

    The Company provides security alarm monitoring services and sells, installs and services security alarm systems for residential and small business subscribers principally in the western United States.

  Revenues

    Revenues are recognized when installation of security alarm systems occurs and when monitoring, extended service protection, patrol and repair services are provided. The Company does not receive separate connection fees in any aspect of its business. Subscribers are billed for monitoring, extended service protection and patrol and alarm response services in advance of the period in which such services are provided, on a monthly, quarterly or annual basis. Deferred revenues result from billings in advance of performance of monitoring, extended service protection and patrol service. Deferred revenues relating to subscriber accounts acquired are recorded as part of the allocation of the purchase price and are amortized to income during the period in which service is provided. Costs of providing service and installations, including inventory, are charged to income in the period incurred and when the installation occurs. Losses on contracts for which future costs are anticipated to exceed revenues are accrued in the period such losses are identified. Costs of services provided to dealers are expensed as incurred and are included in acquisition and transition expenses. Contracts for services are generally for an initial non-cancellable term of one to five years with automatic renewal on an annual basis thereafter unless terminated by either party. A substantial number of contracts are now on an automatic renewal basis.

  Inventories

    Inventories, comprised of alarm systems and parts, are stated at the lower of average cost or market.

  Property and Equipment

    Property and equipment is stated at cost and depreciated using the straight-line method over its estimated useful life. Costs of property and equipment of purchased businesses are based on estimated replacement costs at the date of acquisition. When property and equipment is retired or sold, the cost and the related allowance for depreciation is eliminated from the property and allowance accounts. Gains or losses from retirements and dispositions of property and equipment are recognized in the period realized. Repair and maintenance costs are expensed as incurred.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

  Income Taxes

    Deferred tax liabilities and assets reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities and the availability of net operating losses and tax credits.

  Subscriber Accounts and Intangibles

    Subscriber accounts acquired and intangible assets are stated at cost. The cost of acquired subscriber accounts includes the cost of accounts purchased and the estimated fair value at the date of acquisition of the accounts acquired in business acquisitions, including an accrual for estimated acquisition transition costs. The Company's personnel and related support costs and duplicative costs incurred solely in support of acquiring and transitioning subscriber accounts are expensed as incurred. Direct and incremental external costs associated with the acquisition of subscriber accounts are capitalized. If the acquisition is terminated prior to completion of the purchase transaction the costs are recorded as a loss in the period of termination. The accrual for transition costs includes liabilities assumed and incremental external costs related to customer changeover and transition, warranty obligation costs, employee and lease termination costs and other related costs. Costs related to sales, marketing and installation of systems for accounts internally generated are expensed as incurred.

    The cost of subscriber accounts acquired is amortized on a straight-line basis over a 10 year period. It is the Company's policy to evaluate acquired subscriber account attrition on a quarterly basis utilizing historical attrition rates for the subscriber accounts in total and, when necessary, adjust the remaining useful lives.

    The Company periodically estimates future cash flows from the subscriber accounts. Because the expected cash flows have exceeded the unamortized cost of the subscriber accounts the Company has not recorded an impairment loss.

    Intangible assets include goodwill, which is amortized on a straight-line basis over the estimated life of 10 years, and debt issuance costs, which are amortized over the respective lives of associated debt using the interest method.

  Cash and Cash Equivalents

    All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

  Restricted Cash

    Restricted cash is held in escrow pursuant to an acquisition agreement pending final determination of the purchase price of the assets acquired by the Company.

  Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial, dispersed across a wide geographic base. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for potential credit losses.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


      Advertising Costs

     The Company expenses advertising costs as incurred. Total advertising expense was $497, $411 and $374 during the years ended September 30, 1994, 1995 and 1996, respectively.

New Accounting Pronouncements

    In March of 1995, the Financial Accounting Standards Board issued SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for financial statements for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines the value of its subscriber accounts and intangibles, net based on the undiscounted cash flows from the monthly recurring revenue (MRR) stream using the most recent historical attrition rate and aggregate MRR. Based on estimates made as of September 30, 1996, the Company does not anticipate a material impact on the financial statements of the registrant that will result from the adoption of the standard.

    In October of 1995, the Financial Standards Accounting Board issued SFAS 123 "Accounting for Stock Based Compensation," which is effective for fiscal years beginning after December 15, 1995. The Company has not made a decision with regard to adoption of the optional provisions of the new standard.

 Loss Per Common Share

    The computation of fully diluted net loss per share for the years ended September 30, 1994, 1995 and 1996 was antidilutive; as such, no presentation of fully diluted earnings per share has been included in the consolidated statements of operations. The weighted average shares outstanding used in the computation of net loss attributable to common shares are as follows:

                                                  YEAR ENDED SEPTEMBER 30,
                                                1994         1995        1996
                                            -----------  ----------- --------
   Common Stock..........................    129,705     8,695,395   11,250,185
   Class B Common Stock..................    164,880         2,792           --
                                             -------     ---------   ----------
                                             294,585     8,698,187   11,250,185
                                             =======     =========   ==========

Reclassifications

    Certain prior period amounts were reclassified to conform to the September 30, 1996 presentation. Such reclassifications did not affect previously reported net loss.

2.  CHANGE IN ACCOUNTING METHOD:

    In the third quarter of fiscal 1995, the Company changed its method of accounting for certain subscriber account acquisition and transition costs, effective as of October 1, 1994. Under the new method, the Company's personnel and related support costs and duplicate costs incurred solely in support of acquiring and transitioning subscriber accounts are expensed as incurred. Capitalizable costs include the direct costs of accounts purchased and the estimated fair value at the date of acquisition of the accounts acquired in business acquisitions, including an accrual for estimated acquisition transition costs. Such capitalized transition costs include incremental external costs related to customer changeover and transition, warranty obligation costs, employee and lease termination costs and other related costs.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


    The new method is consistent with the guidelines adopted by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue 95-3, Recognition of Liabilities in Conjunction with Purchase Business Combinations.

    The consolidated financial statements for the year ended September 30, 1995 reflect the change in accounting method as of October 1, 1994. The effect of the change on such year was to increase the loss before cumulative effect of the accounting change, net loss and loss attributable to Common Stock by approximately $1.5 million or $0.17 per share. The cumulative effect of the change as of October 1, 1994 was approximately $1.95 million or $0.22 per share, net of income taxes of $1.2 million, and is reported separately in the consolidated statement of operations for the year ended September 30, 1995.

    The following unaudited pro forma amounts reflect the results of operations as if the change in accounting method had been retroactively applied:


                                                    Year Ended September 30,
                                                    -----------------------
                                                      1994            1995
                                                      ----            ----
     Pro forma:
        Loss before extraordinary items             $ (7,333)       $ (5,837)
        Net loss                                    $ (8,508)       $(14,743)
        Net loss attributable to common stock       $(10,008)       $(16,498)
        Loss per common share:
             Before extraordinary item              $(29.99)         $ (.87)
             Net loss per share                     $(33.97)         $(1.90)

     Actual:
        Net loss per share                          $(31.10)         $(2.12)


3.  PUBLIC EQUITY OFFERINGS AND CONVERSION OF PREFERRED STOCK:

  Initial Public Offering and Borrowing Under Revolving Credit Facility

    On October 6, 1994, POI issued 2,700,000 shares of its common stock (Common Stock) at $6.50 per share in an initial public offering (IPO). On November 4, 1994, the Company's underwriters exercised their option to purchase an additional 330,000 shares of Common Stock at $6.50 per share. In conjunction with the issuance of shares on October 6, 1994, the Company borrowed $3 million under Monitoring's revolving credit facility to pay accumulated unpaid dividends, stock conversion inducements and accounts payable.

  Conversion of Shares

    In conjunction with the IPO, all outstanding shares of POI's Series A, B, C, E and G Preferred Stock and Class B Common Stock were converted into a total of 5,557,003 shares of Common Stock. At the time of conversion, the Company paid accumulated unpaid dividends totaling $2,104 to the holders of the Series A, C and E Preferred Stock and payments totaling $82 to the holders of the Series A Preferred Stock to induce conversion of the shares into Common Stock. As a result of the conversion, the Company recorded a charge to additional paid in capital of $1,043 which reflects: (i) the accrual of dividends on the Series C and E Redeemable Preferred Stock from September 30, 1994 through October 6, 1994 totaling $15, (ii) the acceleration of accretion to redemption value of the Series C and E Redeemable Preferred

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


Stock totaling $782, (iii) payment of dividends to the holders of the Series A Preferred Stock totaling $164 and (iv) payments of conversion inducements to the holders of the Series A Preferred Stock totaling $82.

    Secondary Public Offering and Conversion of Shares

    On February 6, 1996, POI completed a public offering of 4.0 million shares of Common Stock (2.5 million shares of which was sold by POI), resulting in net proceeds to the Company of $23.1 million.

    In connection with the secondary public offering, all the outstanding shares of the Company's Series H preferred stock were converted into an aggregate of 680,777 shares of common stock.

4.  EXTRAORDINARY ITEMS:

    The extraordinary items all relate to losses on early extinguishment of debt and include the following components:

                                                 YEAR ENDED SEPTEMBER 30,
                                                -------------------------
                                                       1994      1995
         Unamortized debt issuance costs...........   1,174    $ 3,044
         Unamortized OID...........................      --      4,138
         Conversion and tender fees and expenses...      --      2,635
                                                    -------    -------
                                                      1,174      9,817
         Deferred tax benefit......................      --       (911)
                                                    -------    -------
                                                    $ 1,174    $ 8,906
                                                    =======    =======

5.  RECEIVABLES:

    Receivables, which consist primarily of trade accounts receivable of $8,309 at September 30, 1995 and $18,284 at September 30, 1996, have been reduced by allowances for doubtful accounts of $2,503 and $5,541, respectively. Included in receivables and deferred revenue at September 30, 1995 and 1996 are October invoices billed in advance of the periods in which the services are provided totaling $4,667 and $7,309, respectively. The provisions for doubtful accounts for the years ended September 30, 1994, 1995, and 1996 were $789, $1,751 and $2,649, respectively.

6.  PROPERTY AND EQUIPMENT:

    Property and equipment are summarized as follows:

                                                            SEPTEMBER 30,
                                                        ------------------
                                                          1995      1996
                                                        -------    -------
       Furniture and fixtures.......................     $2,004     $2,668
       Data processing..............................      2,563      6,361
       Vehicles.....................................      2,568      4,038
       Leasehold improvements.......................        634        927
                                                        -------    -------
                                                          7,769     13,994
       Less accumulated depreciation and amortization    (2,462)    (4,042)
                                                        -------    -------
                                                         $5,307     $9,952
                                                        =======    =======

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


7.       SUBSCRIBER ACCOUNTS AND INTANGIBLES:

    Subscriber accounts and intangibles (at cost) consist of the following:

                                                            SEPTEMBER 30,
                                                    ---------------------------
                                                       1995              1996
                                                    ---------         ---------
Acquired subscriber accounts ...............        $ 184,463         $ 298,767
Debt issuance costs ........................            7,405            11,847
Goodwill and other .........................            1,641             2,497
                                                    ---------         ---------
                                                      193,509           313,111
Less accumulated amortization ..............          (31,270)          (55,757)
                                                    ---------         ---------
                                                    $ 162,239         $ 257,354
                                                    =========         =========

    Reconciliation of acquired subscriber accounts:

                                                             SEPTEMBER 30,
                                                      -------------------------
                                                        1995            1996
                                                      ---------       ---------
Balance, beginning of year .....................      $ 122,330       $ 184,463
Cumulative effect of change in
  accounting method ............................         (3,802)           --
Acquisition of subscriber accounts .............         70,105         119,629
Charges against acquisition holdbacks ..........         (2,025)         (5,325)
Sale of subscriber accounts ....................         (2,145)           --
                                                      ---------       ---------
Balance, end of year ...........................      $ 184,463       $ 298,767
                                                      =========       =========
Number of subscriber accounts
  acquired during the year .....................         63,611          91,325
                                                      =========       =========

    In conjunction with certain purchases of subscriber accounts the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired subscriber accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. During the year ended September 30, 1995, purchase holdbacks as a percentage of total purchase price ranged from 0% to 20% and extended for periods of up to 30 months. During the year ended September 30, 1996, purchase holdbacks as a percentage of total purchase price ranged from 0% to 20% and extended for periods of up to 12 months.

    Reconciliation of purchase holdbacks:

                                                             SEPTEMBER 30,
                                                       ------------------------
                                                         1995             1996
                                                       --------        --------
Balance, beginning of year .....................       $  4,250        $  4,949
Purchase holdbacks additions ...................          6,349          13,850
Charges against subscriber accounts ............         (2,025)         (5,325)
Cash payments to sellers .......................         (3,625)         (3,532)
                                                       --------        --------
Balance, end of year ...........................       $  4,949        $  9,942
                                                       ========        ========

8.  LONG-TERM DEBT

    Long-term debt is comprised of the following:


                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          1995           1996
                                                       ---------      ---------
Notes payable under credit agreements:
  Senior Subordinated Discount Notes .............     $ 166,000      $ 166,000
  Unamortized original issue discount ............       (52,229)       (35,628)
  Convertible Senior Subordinated Notes ..........          --           90,000
  Revolving credit facility ......................        32,252          5,278
                                                       ---------      ---------
                                                       $ 146,023      $ 225,650
                                                       =========      =========

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

     Senior Subordinated Discount Notes

    In May 1995, the Company completed a refinancing plan (the "Refinancing") to increase its operating and financial flexibility and provide additional funds to finance the acquisition of subscriber accounts. The principal components of the Refinancing were:

        1. The offering of $166 million principal amount of Monitoring's Senior Subordinated Discount Notes (the Senior Subordinated Discount Notes) and warrants to purchase 531,200 shares of Common Stock at $6.60 per share. The net proceeds of $105.2 million were used to (i) repurchase all $50 million principal amount of the Series B Notes for an aggregate $52.5 million; (ii) repay $51.1 million of the Company's borrowings under the Revolving Credit Facility; (iii) finance the repurchase of 25% of the outstanding shares of the Series F Preferred Stock from the holder thereof; and (iv) pay accrued interest on the Series B Notes to the date of repurchase, accrued dividends on the Series F Preferred Stock to the date of repurchase and certain fees relating to the extension of the maturity date of the Revolving Credit Facility.

        2. The execution of an amendment to the Revolving Credit Facility in order to permit the consummation of the Refinancing and to provide for the extension of the maturity date of the Revolving Credit Facility from November 1996 to November 1997.

        3. The repurchase by POI of 25% of the outstanding shares of Series F Preferred Stock from the holder thereof for consideration consisting of approximately $2.0 million in cash and the exchange of the remaining shares of Series F Preferred Stock for POI's Series H Cumulative Convertible Preferred Stock.

    The Senior Subordinated Discount Notes are unsecured subordinated obligations of Monitoring, limited to $166 million aggregate principal amount at maturity, and will mature on June 30, 2005. These notes were sold at a substantial discount from their principal amount, and will accrete to face value through June 30, 1998. Although for federal income tax purposes a significant amount of original issue discount, taxable as ordinary income, will be recognized by a holder as such discount accrues from the issue date, no interest will be payable prior to December 31, 1998. From and after June 30, 1998, cash interest on the notes will accrue at the rate of 13 5/8% per annum, payable in cash semiannually on June 30 and December 31, of each year, commencing December 31, 1998.

    The Senior Subordinated Discount Notes are redeemable, at Monitoring's option, in whole or in part, at any time or from time to time, on or after June 30, 2000 and prior to maturity, upon not less than 30 nor more than 60 days' prior notice at certain specified redemption prices plus accrued and unpaid interest.

    The Senior Subordinated Discount Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by POI and a subsidiary of Monitoring, Security Holdings, Inc. (Security Holdings), purchased by Monitoring in November 1996. As of September 30, 1996, Monitoring had no subsidiaries.

    The Senior Subordinated Discount Notes contain covenants which, among other matters, limit the Company and its Subsidiaries' ability to incur indebtedness, pay dividends, sell assets, make stock distributions or sell shares of certain subsidiaries.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

     Senior Subordinated Notes

    On November 3, 1993, the Company issued 50,000 units (the Units) with each Unit consisting of one, $1,000 face value, 12%, Series A Senior Subordinated Note (the Notes) of Monitoring and 28 detachable Warrants to purchase shares of Common Stock. The Notes had an aggregate principal amount of $50,000 and were scheduled to mature on November 1, 2003. Interest was payable semi-annually on May 1 and November 1, commencing in May 1994. The Notes had optional redemption provisions and mandatory redemption provisions in the event of change of control of the Company. A portion of the proceeds from the Units was assigned as the value attributable to the warrants resulting in a $4,494 original issue discount
(OID) which was being amortized over the maturity period of the Notes using the effective interest method. The Company recorded discount amortization of $202 and $155 for the years ended September 30, 1994 and 1995, respectively; such amounts are included in the consolidated statement of operations as a component of interest expense. The Series B Notes were repaid with the proceeds from the issuance of the Senior Subordinated Discount Notes.

    Convertible Senior Subordinated Notes

    In September 1996, Monitoring issued $90.0 million principal amount of Convertible Senior Subordinated Notes (the "Convertible Notes"). In October 1996, the underwriters exercised an overallotment option, and Monitoring issued an additional $13.5 million of Convertible Notes. The Convertible Notes are unsecured subordinated obligations of Monitoring and rank pari passu with the Senior Subordinated Discount Notes. The Convertible Notes mature on September 15, 2003 and are convertible, at any time, into Common Stock at a price of $17.95 per share, subject to adjustment.

    Interest on the Convertible Notes accrues at the rate of 6.75% per annum, payable in cash semiannually on March 15 and September 15 of each year, commencing March 15, 1997. The Convertible Notes are redeemable, at Monitoring's option, in whole or in part, at any time or from time to time, on or after September 19, 1999 and prior to maturity, upon not less than 30 days prior notice at certain specified redemption prices plus accrued and unpaid interest.

    The Convertible Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by POI and Security Holdings.

    The indenture under which the Convertible Notes were issued contains covenants which limit the Company and its subsidiaries' ability to incur certain indebtedness.

     Revolving Credit Facility

    At September 30, 1996 Monitoring had a $100 million revolving credit facility (the Revolving Credit Facility) which matures in January 2000. Borrowings under the Revolving Credit Facility bear interest at the lesser of the bank's prime rate plus 1.00% (9.25% at September 30, 1996) or LIBOR plus 2.50% (7.93% at September 30, 1996). Borrowings made under the Revolving Credit Facility are collateralized by substantially all of the Company's assets, including the stock of Monitoring and the Company's rights and interests in subscriber contracts and agreements. Availability of funds under the agreement is subject to certain financial covenants including: (i) maximum senior debt to annualized earnings before interest, taxes, depreciation and amortization (EBITDA); (ii) maximum total debt to annualized EBITDA; and (iii) maximum senior debt to monthly recurring revenues (MRR). At September 30, 1996, borrowings under the Revolving Credit Facility amounted to $5,278, all of which bear interest at LIBOR plus 2.50%.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


    Annual scheduled maturities of long-term debt are as follows:

          Fiscal Year Ending September 30,
               1997 ..................................      $    --
               1998 ..................................           --
               1999 ..................................           --
               2000 ..................................          5,278
               2001 ..................................           --
               Thereafter ............................        256,000
                                                            ---------
                                                              261,278
             Less unamortized OID ....................        (35,628)
                                                            ---------
                                                            $ 225,650
                                                            =========

9.  OTHER LIABILITIES:

    Other liabilities are comprised of the following:

                                                               SEPTEMBER 30,
                                                          ----------------------
                                                           1995            1996
                                                          ------          ------
Deferred acquisition payments ..................          $1,057          $2,297
Other ..........................................              22             385
                                                          ------          ------
                                                          $1,079          $2,682
Classified as follows:
  Other current liabilities ....................          $  800          $1,623
  Other liabilities ............................             279           1,059
                                                          ------          ------
                                                          $1,079          $2,682
                                                          ======          ======

    At September 30, 1996 deferred acquisition payments are due as follows:

               Fiscal Year Ended September 30,
                    1997.......................................          $1,238
                    1998.......................................             621
                    1999.......................................             438
                                                                         ------
                                                                         $2,297
                                                                         ======

10. STOCK WARRANTS AND OPTIONS:

    Performance Warrants to purchase 500,472 shares of Common Stock at an exercise price of $0.167 per share were issued to certain officers of the Company on September 16, 1991 and were to be earned upon attainment of certain return on investment objectives and were to vest over a five year period of employment after the date of issuance. Such objectives were not achieved as of June 29, 1994, when the Board of Directors and the officers modified the earnings and vesting criteria such that vesting occurred on that date for all Performance Warrants. Accordingly, compensation expense in an amount equal to the excess of the fair market value of the Common Stock issuable on exercise of the Performance Warrants over the exercise price is reflected as a non-cash expense in the amount of $4,504 in the year ended September 30, 1994. The Performance Warrants expire in September 2002.

    On November 3, 1993, the Company issued 1,400,000 warrants to purchase 840,000 shares of Common Stock as a part of the Units offering. Each warrant, when exercised, entitles the holder to receive six-tenths (0.6) of one share of Common Stock at an exercise price of $.167 per share, subject to adjustment. The outstanding warrants are exercisable and expire on November 1, 2003.

    In June 1994, the Board of Directors adopted, and the stockholders of the Company approved, the 1994 Stock Option Plan (the Plan). The Plan provides for the award to directors, officers and key employees of qualified and nonqualified options under the Internal Revenue Code. Nine hundred forty-

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


four thousand (944,000) shares are reserved for issuance under the Plan, subject to such adjustment as may be necessary to reflect changes in the Common Stock or other securities of POI.

    During the year ended September 30, 1995, the Company granted options to purchase an aggregate of 288,000 shares of Common Stock including 132,000 shares granted to officers of the Company. Each option has a term of 10 years and vests 20% on each of the third through seventh anniversaries of the commencement of the participant's employment with the Company. The purchase price of the shares issuable pursuant to the options is equal to fair market value of Common Stock at the date of option grant.

    In connection with the issuance of the Senior Subordinated Discount Notes in May 1995, the Company issued warrants to purchase 531,200 shares of Common Stock at an exercise price of $6.60 per share, subject to adjustment. The outstanding warrants are exercisable and expire in May of 2005.

    During the year ended September 30, 1996, the Company granted options to purchase an aggregate of 616,800 shares of Common Stock including 400,000 shares granted to officers of the Company. Each option has a term of 10 years and vests 20% on each of the first through fifth anniversaries of the later of November 15, 1995 or the commencement of the participant's employment with the Company. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the Common Stock at the date of option grant.

    A summary of warrant and option activity is as follows:

                                                       WARRANTS
                                                     AND OPTIONS   PRICE RANGE
                                                    ------------  -------------
Outstanding September 30, 1993....................     833,534    $0.167-$3.663
Granted...........................................     840,000        $0.167
Exercised.........................................     (99,841)       $0.167
Surrendered.......................................      (1,264)       $0.167
                                                     ---------
Outstanding September 30, 1994....................   1,572,429    $0.167-$3.663
Granted...........................................     819,200    $5.875-$9.125
Exercised.........................................    (256,799)   $0.167-$6.50
Surrendered.......................................     (14,400)       $6.50
                                                     ---------
Outstanding September 30, 1995....................   2,120,430    $0.167-$9.125
Granted...........................................     616,800     $8.00-$16.75
Exercised.........................................     (74,252)   $0.167-$6.50
Surrendered.......................................     (17,760)    $6.50-$8.00
                                                     ---------
Outstanding September 30, 1996....................   2,645,218    $0.167-$16.75

Exercisable:
  September 30, 1994..............................   1,572,429    $0.167-$3.663
  September 30, 1995..............................   1,907,310    $0.167-$6.50
  September 30, 1996..............................   1,886,818    $0.167-$6.50

11. INCOME TAXES:

    For the years ended September 30, 1995 and 1996, the Company recognized federal and state deferred tax benefits of $3,595 and $247, respectively. Such benefits were recognized because valuation allowances were reduced as a result of utilization of net operating losses (NOL) to offset temporary differences that generate deferred tax liabilities during the carryforward period. At September 30, 1996, the Company had $32.1 million in NOL carryforwards for regular federal tax purposes and $24.8 million for alternative minimum tax (AMT
NOL) purposes which expire in the years 2006-2010. The Company also has certain general business and job credit carryforwards. These carryforwards are available, subject to certain restrictions, to reduce taxable income, alternative minimum taxable income and income taxes payable in future years. As a result of the issuance of warrants in conjunction with the Company's refinancing plan, as well as various prior issuances of preferred and common stock and stock warrants, there are annual

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


limitations on the amount of NOL and AMT NOL carryforwards, as well as tax credits, that can be used to reduce taxable income, alternative minimum taxable income and income tax payable. Future substantial changes in the Company's ownership could create additional limitations.

    The components of deferred tax assets and liabilities are

                                                              AT SEPTEMBER 30,
                                                           --------------------
                                                             1995        1996
                                                           --------    --------
Deferred tax assets:
  Accounts receivable, due to allowances for doubtful
     accounts ..........................................   $  1,000    $  2,214
  Acquisition reserves and holdbacks ...................      2,365       5,701
  Performance warrants .................................      1,800       1,662
  Net operating loss carryforwards .....................     15,688      12,814
  OID amortization .....................................      2,174       8,634
  Other ................................................         37         139
  Less valuation allowance .............................     (3,573)     (1,907)
                                                           --------    --------
          Total deferred tax assets ....................     19,491      29,257
Deferred tax liabilities:
  Differences in depreciation and amortization .........    (19,491)    (29,257)
                                                           --------    --------
          Net deferred tax liabilities .................   $   --      $   --
                                                           ========    ========

    The valuation allowances at September 30, 1995 and September 30, 1996 reflect current estimates of limitations on utilization of NOL carryforwards for Federal and state income tax purposes. The valuation allowance at September 30, 1995 of $3,573 reflects a $2,953 increase over the valuation allowance at September 30, 1994. The decrease in valuation allowance of $1,666 from September 30, 1995 to September 30, 1996 reflects amounts which were eliminated in connection with the acquisition of Metrol Security Services, Inc. (see Note 17.)

    The income tax benefit is comprised of the following:

                                                   YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                              1994          1995          1996
                                             ------        ------        ------
Current
  Federal ...........................        $ --          $ --          $ (463)
  State .............................          --            --             (82)
                                             ------        ------        ------
          Total current .............          --            --            (545)
                                             ------        ------        ------
Deferred
  Federal ...........................         2,663         4,594           674
  State .............................           200         1,120           118
                                             ------        ------        ------
          Total deferred ............         2,863         5,714           792
                                             ------        ------        ------
Total income tax benefit ............        $2,863        $5,714        $  247
                                             ======        ======        ======

    The differences between the income tax benefit at the Company's effective tax rate and at the statutory rate are as follows:


                                                  YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------
                                              1994         1995          1996
                                            ---------    ---------    ---------
Computed "expected" tax benefit .........   $   3,178    $   7,620    $   5,408
State income tax benefit, net ...........         537        1,336          948
Other ...................................          (8)        (289)        (188)
Loss for which no tax benefits
   were provided ........................        (844)      (2,953)      (5,921)
                                            ---------    ---------    ---------
Total income tax benefit ................   $   2,863    $   5,714    $     247
                                            =========    =========    =========

Income tax benefits included in
the statement of operations are as
follows:

Continuing operations ...................   $   2,863    $   3,595    $     247
Extraordinary items-loss on early
  extinguishment of debt ................        --            911         --
Cumulative effect of change in
   accounting method ....................        --          1,208         --
                                            ---------    ---------    ---------
                                            $   2,863    $   5,714    $     247
                                            =========    =========    =========

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


         The tax benefit of the extraordinary item and change in accounting method resulted from recognition of the benefit of the related NOL carryforward to the extent of available deferred tax credits. Such credits permitted full recognition of the benefit related to the change in accounting method and limited the benefit of the extraordinary item to $911.

12. SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisitions

                                                  YEAR ENDED SEPTEMBER 30,
                                           -------------------------------------
                                             1994          1995           1996
                                           ---------     ---------     ---------
Subscriber accounts acquired .........     $  81,525     $  70,105     $ 119,629
Goodwill .............................         1,641          --             792
Cash acquired ........................           240          --              31
Other assets acquired ................         2,584           113         4,983
                                           ---------     ---------     ---------
          Total assets acquired ......     $  85,990     $  70,218     $ 125,435
                                           =========     =========     =========

Cash paid to seller ..................     $  58,404     $  49,361     $  88,330
Stock issued to seller ...............         2,358          --           8,960
Acquisition expenses .................         1,905         1,451           943
Deferred revenue assumed .............         4,567         3,213         3,676
Other assumed liabilities ............        18,756        16,193        23,526
                                           ---------     ---------     ---------
Purchase price and assumed
liabilities ..........................     $  85,990     $  70,218     $ 125,435
                                           =========     =========     =========

    Cash paid to sellers, payments for acquisition expenses and payments on liabilities assumed in conjunction with acquisitions are included in cash used in investing activities in the period paid. Deferred revenue, which represents advance payments by subscribers, is recognized as revenues in the period in which the related service is provided. Such amounts are considered a non-cash component of operations and are reflected as a reduction in cash provided by operating activities.

    The following reflects increases (decreases) in assets and accumulated deficit, and decreases (increases) in liabilities and capital stock resulting from noncash investing and financing activities which occurred during the year ended September 30, 1994:

                                                                    REDEEMABLE             ADDITIONAL
                                 SUBSCRIBER   PURCHASE    COMMON     PREFERRED   PREFERRED  PAID-IN    ACCUMULATED
                                  ACCOUNTS    HOLDBACKS    STOCK       STOCK       STOCK    CAPITAL      DEFICIT
                                 ----------   ---------   ------    -----------  --------- ----------  -----------
Restatement of par value......                              $9                      $895     $(904)
Charge-off of purchase
  holdbacks...................    $(1,059)     $1,059
Cancellation of Series G
preferred stock...............       (122)                                                     122
Exercise of stock purchase
  warrants....................                              (1)                                  1
Accretion to redemption value
of preferred stock............                                        $(753)                              $753
                                  -------     -------    -----        ------     -------   -------        ----
                                  $(1,181)     $1,059       $8        $(753)        $895     $(781)       $753
                                  =======     =======    =====        ======     =======   =======        ====

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


    The following reflects increases (decreases) in assets and accumulated deficit, and decreases (increases) in liabilities and capital stock resulting from noncash investing and financing activities which occurred during the year ended September 30, 1995:

                                                                                           CLASS B
                                                                                           COMMON
                                                                             REDEEMABLE      AND    ADDITIONAL
                                           SUBSCRIBER   PURCHASE    COMMON    PREFERRED   PREFERRED   PAID-IN
                                            ACCOUNTS    HOLDBACKS    STOCK      STOCK       STOCK     CAPITAL
                                           ----------   ---------   -------  -----------  ---------  --------
Accretion to redemption value of
  preferred stock.......................                                     $   (15)               $     15
Charge-off of purchase holdbacks........    $(2,025)     $2,025
Accelerated accretion upon conversion of
  preferred stock.......................                                        (782)                    782
Reclassification of IPO costs...........     (1,305)                                                   1,305
Conversion of Class B common and
preferred stock.........................                            $(56)     12,897        $85      (12,926)
                                            -------     -------     -----     ------        ---      -------
                                            $(3,330)     $2,025     $(56)    $12,100        $85     $(10,824)
                                            =======     =======     =====    =======        ===     ========

     In 1995 the Company received inventory from a supplier in settlement of a claim. The estimated fair value of the inventory was determined through a subsequent sale to an independent third party. In connection with such settlement, the Company recorded revenue of approximately $1.6 million, which is reflected in other revenues in the Company's statement of operations.

    The following reflects increases (decreases) in assets and accumulated deficit, and decreases (increases) in liabilities and capital stock resulting from noncash investing and financing activities which occurred during the year ended September 30, 1996:

                                                                            ADDITIONAL  SERIES H
                                                        PURCHASE    COMMON   PAID-IN    PREFERRED
                                           INTANGIBLES  HOLDBACKS    STOCK   CAPITAL      STOCK
                                           -----------  ---------   ------  ---------   ---------
Charge-off of purchase holdbacks........    $(5,325)     $5,325
Conversion of Series H Preferred........                             $(7)    $(6,120)    $6,127
Common shares issued for Metrol.........      6,843                   (4)     (6,839)
Common shares issued for Alltec.........      2,117                   (2)     (2,115)
Reclassification of stock offering costs       (792)                             792
                                            --------      -----      ---    --------     ------
                                             $2,843      $5,325     $(13)   $(14,282)    $6,127
                                             ======      ======     =====   ========     ======

13. EMPLOYEE BENEFIT PLANS:

  401(k) Plan

    The Company maintains a tax-qualified, defined contribution plan designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The Company at its election also may make contributions to the 401(k) Plan, which contributions are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution may be made in Common Stock, in cash or in a combination of both stock and cash; the Company made $40 of such contributions to the plan during the three year period ended September 30, 1996.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


  Employee Stock Purchase Plan

    POI's Employee Stock Purchase Plan is designed to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code, and allows eligible employees to acquire shares of Common Stock at periodic intervals through their accumulated payroll deductions. A total of 650,000 shares of Common Stock have been reserved for issuance under the Employee Stock Purchase Plan, which is administered by the Compensation Committee.

    The purchase price of shares of Common Stock purchased under the Employee Stock Purchase Plan during any purchase period is the lower of (i) 85% of the fair market value of the Common Stock on the first day of that purchase period or (ii) 85% of the fair market value of the Common Stock on the purchase date.

    Termination of a participant's employment for any reason (including death, disability or retirement) cancels participation in the Employee Stock Purchase Plan immediately. The Employee Stock Purchase Plan will in all events terminate upon the earliest to occur of (i) the last business day in September 2005, (ii) the date on which all shares available for issuance under the plan have been sold or (iii) the date on which all purchase rights are exercised in connection with an acquisition of the Company or all or substantially all of its assets.

14. COMMITMENTS AND CONTINGENCIES:

    The Company leases office facilities for lease terms maturing through 2005. Future minimum lease payments under noncancelable operating leases are as follows:

            Year ending September 30,
                  1997............................         $  1,641
                  1998............................            1,431
                  1999............................            1,102
                  2000............................              969
                  Thereafter......................            2,799
                                                           --------
                                                           $  7,942
                                                           ========


    Total rent expense for the years ended September 30, 1994, 1995 and 1996 was $787, $1,261 and $1,101, respectively.

    The Company is a party to claims and matters of litigation incidental to the normal course of its business. The ultimate outcome of these matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

    The Company has entered into employment agreements with five of its officers. The term of the employment agreements with three of the officers is continually extended so as to cause each such agreement to have a remaining term of three years; the other two agreements expire in September and November 1998.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities. The Company's Revolving Credit Facility, which bears a floating

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


market rate of interest, and the Series H Redeemable Preferred Stock are carried at amounts which approximate fair market value.

    At September 30, 1996, the Senior Subordinated Discount Notes have an estimated fair value of approximately $153,550 based on their quoted market price as compared to their carrying value of $130,372.

    At September 30, 1996, the Convertible Senior Subordinated Notes have an estimated fair value of approximately $90,000 based on their quoted market price as compared to their carrying value of $90,000.

    The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year end or may be realized in the future.

16.  SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION:

     The assets, results of operations and stockholders' equity of Monitoring comprise substantially all of the assets, results of operations and stockholders' equity of the Company on a consolidated basis. POI's principal assets and sole operations are in and through its investment in Monitoring. All significant intercompany balances and transactions have been eliminated in consolidation. Separate audited financial statements for Monitoring have not been provided because the Company does not believe such separate financial statements are material to investors.

     The summarized consolidated financial information of Monitoring is presented below.

                                                              At September 30,
                                                           ---------------------
                                                             1995         1996
                                                           --------     --------
Summarized Balance Sheet
  Assets
   Current assets ....................................     $ 10,733     $ 21,345
   Subscriber accounts and intangibles, net ..........     $162,239     $257,354
   Other non-current assets ..........................     $  5,696     $ 11,375
  Liabilities and Stockholders' Equity
   Deferred revenue ..................................     $  9,166     $ 13,827
   Other current liabilities .........................     $ 10,727     $ 20,712
   Long-term debt, net of current portion ............     $146,023     $225,650
   Other long term liabilities .......................     $    279     $  1,059
   Shareholders' equity ..............................     $ 12,473     $ 28,826


<CAPTION
                                                  Year Ended September 30,
                                             ----------------------------------
                                               1994         1995         1996
                                             --------     --------     --------
Summarized Statements of Operations
   Revenues .............................     $34,480     $ 55,882     $ 73,457
   Gross profit .........................     $22,156     $ 36,663     $ 49,364
   Loss before extraordinary items
     and cumulative effect
     of change in accounting method .....     $(6,492)    $ (5,839)    $(15,497)
   Net loss .............................     $(7,666)    $(16,700)    $(15,497)

                      PROTECTION ONE, INC. AND SUBSIDIARIES

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


17.  METROL SECURITY SERVICES, INC. ACQUISITION:

     On June 28, 1996 the Company acquired all of the outstanding stock of Metrol Security Services, Inc. ("Metrol"). Metrol sells, installs, services and monitors security alarm systems and provides guard and patrol services to residential and commercial subscribers in Arizona and New Mexico.

     The following unaudited pro forma condensed consolidated results of operations present information as if the acquisition had occurred as of the beginning of each period presented. The pro forma information is presented after giving effect to certain adjustments for the amortization of subscriber accounts, interest expense and the disposition of Metrol's guard operations. Certain of Metrol's expenses were estimated based on annual amounts incurred. Management believes the estimates provide a reasonable approximation of actual results. The pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of future results of operations.

                                                          PRO FORMA FOR THE YEAR
                                                           ENDED SEPTEMBER 30,
                                                          ---------------------
                                                            1995         1996
                                                          --------     --------
Revenues .............................................    $ 67,093     $ 82,313
Net loss before extraordinary item and
  cumulative effect of change in accounting method ...      (8,328)     (14,275)
Net loss .............................................     (16,355)     (14,275)
Net loss before extraordinary item and cumulative
  effect of change in accounting method, per share ...    $  (1.11)    $  (1.26)
Net loss per common share ............................    $  (1.99)    $  (1.26)

18.  SUBSEQUENT EVENTS:

     On October 4, 1996, Monitoring purchased all of the outstanding shares of capital stock of Security Holdings in exchange for an aggregate of 551,888 shares of Common Stock. Of such shares, 68,985 shares have been placed in an escrow account and will be delivered to the former shareholders of Security Holdings in June 1997 if the actual postclosing attrition rate of Security Holding's alarm accounts does not exceed the assumed rate reflected in the purchase agreement.

     Pursuant to the acquisition, Security Holdings became Monitoring's wholly owned subsidiary and a guarantor of both the Senior Subordinated Discount Notes and the Convertible Senior Subordinated Notes.

     On December 18, 1996, the Company announced that it entered into a definitive agreement to acquire substantially all of the assets of Phillips Electronics, Inc. for an aggregate purchase price of $14.5 million. The Company will issue to Phillips Electronics, Inc. $2.0 million of Common Stock to fund a portion of the purchase price. The Company anticipates closing the acquisition in early January, 1997.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                          (DOLLAR AMOUNTS IN THOUSANDS)



                                     BALANCE AT      CHARGED TO       CHARGED TO                         BALANCE AT
                                     BEGINNING       COSTS AND           OTHER                             AT END
    DESCRIPTION                      OF PERIOD       EXPENSES         ACCOUNTS(A)     DEDUCTIONS(B)       OF PERIOD
    -----------                   --------------   --------------   --------------   --------------    --------------
YEAR ENDED SEPTEMBER 30, 1994
Allowances deducted from assets
  for doubtful accounts                     $610             $789             $994          ($1,211)           $1,182
                                  ==============   ==============   ==============   ==============    ==============

YEAR ENDED SEPTEMBER 30, 1995
Allowances deducted from assets
  for doubtful accounts                   $1,182           $1,751             --              ($430)           $2,503
                                  ==============   ==============   ==============   ==============    ==============

YEAR ENDED SEPTEMBER 30, 1996
Allowances deducted from assets
  for doubtful accounts                   $2,503           $2,649           $1,218            ($829)           $5,541
                                  ==============   ==============   ==============   ==============    ==============

(a) Allowances recorded on receivables purchased in conjunction with acquisition of customer accounts.

(b)      Results from write-offs of accounts receivable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PROTECTION ONE, INC.
                             PROTECTION ONE ALARM MONITORING, INC.


                                 By:  /s/ John W. Hesse
                                      -----------------------------------
                                      John W. Hesse
                                      Executive Vice President and
                                          Chief Financial Officer

Date: December 30, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                           DATE
              ---------                                 -----                           ----
 /s/ James M. Mackenzie, Jr.           President, Chief Executive Officer and    December 30, 1996
 ---------------------------           Director
 James M. Mackenzie, Jr.


 /s/   John W. Hesse                   Executive Vice President,                 December 30, 1996
 ----------------------                Chief Financial Officer
 John W. Hesse                         (principal financial officer)
                                       and Secretary


 /s/ Robert M. Chefitz                 Director                                  December 30, 1996
 -------------------------
 Robert M. Chefitz



 /s/ Ben Enis                          Director                                  December 30, 1996
 ----------------
 Ben Enis


 /s/ James Q. Wilson                   Director                                  December 30, 1996
 ---------------------
 James Q. Wilson

                                 EXHIBIT INDEX

                                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                                            NUMBERED
NUMBER                                                         EXHIBIT DESCRIPTION                                  PAGE
------                                                         -------------------                               ------------
3.1           Fifth Amended and Restated Certificate of Incorporation of Protection One, Inc.  ("POI")
              (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994 filed by POI(1), Protection One Alarm Monitoring, Inc.
              ("Monitoring")(2) and Protection One Alarm Services, Inc. ("Services") (the "Fiscal 1994
              Form 10-K")).

3.2           Certificate of Designation of the Voting Powers, Designations, Preferences and Relative,
              Participating, Optional or Other Special Rights, and Qualifications, Limitations and
              Restrictions of the Series H Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (Registration No. 33-94684) originally filed by
              POI, Monitoring and Services on July 18, 1995 (the "1995 Form S-4")).

3.3           By-laws of POI (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form
              10-Q filed by POI and Monitoring for the quarter ended March 31, 1996).

3.4           Certificate of Incorporation of Monitoring, as amended (incorporated by reference to
              Exhibit 3.2 to the Registration Statement on Form S-3 (Registration No. 333-09401)
              originally filed by Monitoring, POI, Metrol Security Services, Inc. ("Metrol") and
              Sonitrol of Arizona, Inc. ("Sonitrol") on August 1, 1996 (the "August 1996 Form S-3")).

3.5           Bylaws of Monitoring (incorporated by reference to Exhibit 3.2 to the Fiscal 1994
              Form 10-K).

4.1           Indenture, dated as of May 17, 1995, among Monitoring, as Issuer, POI, Services and A-Able
              Lock & Alarm, Inc. ("A-Able"), as Guarantors, and The First National Bank of Boston
              ("FNBB"), as Trustee (incorporated by reference to Exhibit 4.1 to the 1995 Form S-4).

4.2           First Supplemental Indenture dated as of July 26, 1996, among Monitoring, POI, Metrol,
              Sonitrol and State Street Bank and Trust Company ("SSBTC") as successor trustee to FNBB.

4.3           Second Supplemental Indenture dated as of October 28, 1996, among Monitoring, POI and
              Security Holdings, Inc. ("Security Holdings").

4.4           Subordinated Debt Shelf Indenture dated as of August 29, 1996, among Monitoring as Issuer,
              POI as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.2 to the
              August 1996 Form S-3).





__________________________________

(1)        The Commission File Number of Protection One, Inc. is 0-24780.
(2) The Commission File Number of Protection One Alarm Monitoring, Inc. is 33-73002-01.

                                 EXHIBIT INDEX

                                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                                            NUMBERED
NUMBER                                                         EXHIBIT DESCRIPTION                                  PAGE
------                                                         -------------------                               ------------
4.5           Supplemental Indenture No. 1 dated as of September 20, 1996, among Monitoring, POI and
              SSBTC as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form
              8-K filed by POI and Monitoring dated September 20, 1996 (the "September 1996 Form 8-K")).

4.6           Supplemental Indenture No. 2 dated as of October 28, 1996, among Monitoring, POI, Security
              Holdings and SSBTC as Trustee.

4.7           Amended and Restated Credit Agreement dated as of June 7, 1996, among Monitoring, Heller
              Financial, Inc. ("Heller Financial") as Agent and the financial institutions signatory thereto (the "Lenders") (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended June 30, 1996 (the "June
              1996 Form 10-Q")).

4.8           Consent and First Amendment to Credit Agreement dated as of September 16, 1996, among
              Monitoring, Heller Financial as Agent and the Lenders (incorporated by reference to
              Exhibit 10.1 to the September 1996 Form 8-K).

4.9           Form of Revolving Note executed by Monitoring in favor of each Lender pursuant to the
              Amended and Restated Credit Agreement filed as Exhibit 4.7.

4.10          Amended and Restated Guaranty dated as of June 7, 1996, executed by POI in favor of Heller
              Financial as Agent.

4.11          Amended and Restated Stock Pledge Agreement dated as of June 7, 1996, between POI and
              Heller Financial as Agent.

4.12          Amended and Restated Security Agreement dated as of June 7, 1996, between Monitoring and
              Heller Financial as Agent.

4.13          Amended and Restated Continuing Security Interest and Conditional Assignment of Patents,
              Trademarks, Copyrights and Licenses dated as of June 7, 1996, between Monitoring and
              Heller Financial as Agent.

10.1          Stock Purchase Warrant dated as of September 16, 1991, issued by POI to Merita Bank Ltd.
              (formerly Kansallis-Osake-Pankki) (incorporated by reference to Exhibit 10.25 to the
              Quarterly Report on Form 10-Q filed by POI, Monitoring and Services for the quarter ended
              March 31, 1994 (the "March 1994 Form 10-Q")).

10.2          Stock Purchase Warrant dated as of September 16, 1991, issued by POI to Dove Partners,
              G.P. (incorporated by reference to Exhibit 10.24 to the March 1994 Form 10-Q).

                                 EXHIBIT INDEX

                                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                                            NUMBERED
NUMBER                                                         EXHIBIT DESCRIPTION                                  PAGE
------                                                         -------------------                               ------------
10.3          Modification Agreement dated as of June 29, 1994, among POI, Dove Partners, G.P. and SAMCO
              Partners, G.P. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 (Registration No. 33-81292) originally filed by POI on July 8, 1994 (the "1994
              Form S-1")).

10.4          Stock Purchase Warrant dated December 31, 1992, issued by POI to Chemical Bank
              (incorporated by reference to Exhibit 10.26 to the March 1994 Form 10-Q).

10.5          Agreement Concerning Chemical Warrant and Chemical Shares dated as of June 27, 1994, between POI and Chemical Bank (incorporated by reference to Exhibit 10.27 to the March
              1994 Form 10-Q).

10.6          Amended and Restated Stockholders' Agreement dated as of August 15, 1994, among POI and the stockholders of POI named therein (incorporated by reference to Exhibit 10.42 to the
              1994 Form S-1)).

10.7          Warrant Agreement dated as of November 3, 1993, between Monitoring and United States Trust
              Company of New York, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the
              Registration Statement on Form S-4 (Registration No. 33-73002) originally filed by POI,
              Monitoring and certain former subsidiaries of Monitoring on December 15, 1993 (the "1993
              Form S-4")).

10.8          Registration Rights Agreement dated as of November 3, 1993, among Monitoring, POI, certain former subsidiaries of Monitoring and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.4  to the 1993 Form S-4).

10.9          Warrant Agreement dated as of May 17, 1995, between POI and The First National Bank of
              Boston, as Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995
              Form S-4).

10.10         Common Stock Registration Rights Agreement dated May 17, 1995, among POI, Morgan Stanley &
              Co. Incorporated and Montgomery Securities (incorporated by reference to Exhibit 10.41 to the 1995 Form S-4).

10.11         Amended and Restated Employment Agreement dated as of May 24, 1996, between POI and James
              M. Mackenzie, Jr. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on
              Form 10-Q filed by POI and Monitoring for the quarter ended June 30, 1996, as amended (the
              "June 1996 Form 10-Q")).*

10.12         Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and John W.
              Hesse (incorporated by reference to Exhibit 10.4  to the June 1996 Form 10-Q).*

                                 EXHIBIT INDEX

                                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                                            NUMBERED
NUMBER                                                         EXHIBIT DESCRIPTION                                  PAGE
------                                                         -------------------                               ------------
10.13         Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and John E.
              Mack, III (incorporated by reference to Exhibit 10.5  to the June 1996 Form 10-Q).*

10.14         Amended and Restated Employment Agreement dated as of May 24, 1996 between POI and Thomas
              K. Rankin  (incorporated by reference to Exhibit 10.6  to the June 1996 Form 10-Q).*

10.15         Employment Agreement dated as of November 3, 1993, between Monitoring and George A.
              Weinstock (incorporated by reference to Exhibit 10.13 to the 1993 Form S-4).*

10.16         Non-Competition and Non-Solicitation Agreement dated as of November 3, 1993, between
              Monitoring and George A. Weinstock (incorporated by reference to Exhibit 10.14 to the 1993
              Form S-4)*.

10.17         Common Stock Performance Warrant Agreement dated as of September 16, 1991 between POI and
              James M. Mackenzie, Jr. (incorporated by reference to Exhibit 10.15 to the 1993 Form S-
              4).*

10.18         Common Stock Performance Warrant Agreement dated as of September 16, 1991, between POI and
              John W. Hesse (incorporated by reference to Exhibit 10.16 to the 1993 Form S-4).*

10.19         Common Stock Performance Warrant Agreement dated as of September 16, 1991, between POI and
              John E. Mack, III (incorporated by reference to Exhibit 10.17 to the 1993 Form S-4).*

10.20         Common Stock Performance Warrant Agreement dated as of September 16, 1991, between POI and
              Thomas K. Rankin (incorporated by reference to Exhibit 10.18 to the 1993 Form S-4).*

10.21         Form of Amendment to Common Stock Performance Warrant dated as of June 29, 1994, between
              POI and each of James M. Mackenzie, Jr., John W. Hesse, John E. Mack, III and Thomas K.
              Rankin (incorporated by reference to Exhibit 10.31 to the March 1994  Form 10-Q).*

10.22         Consulting Agreement dated as of February 19, 1996 between POI and Dr. Ben Enis
              (incorporated by reference to Exhibit 10.7 to the June 1996 Form 10-Q).*

10.23         1994 Stock Option Plan of POI, as amended.*

10.24         Series F Preferred Stock Repurchase Agreement dated May 10, 1995, between POI and
              PacifiCorp Financial Services, Inc. (incorporated by reference to Exhibit 10.39 to the
              1995 Form S-4).

                                 EXHIBIT INDEX

                                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                                            NUMBERED
NUMBER                                                         EXHIBIT DESCRIPTION                                  PAGE
------                                                         -------------------                               ------------
10.25         Notes Registration Rights Agreement dated as of May 17, 1995, among POI, Monitoring,
              Morgan Stanley & Co., Incorporated and Montgomery Securities (incorporated by reference to
              Exhibit 4.2 to the 1995 Form S-4).

10.26         Agreement for Purchase and Sale of Assets, dated May 25, 1995, between Alert Centre, Inc.
              and Monitoring (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by POI and Monitoring dated May 25, 1995).

10.27         Agreement to Purchase and Sell Stock dated as of May 23, 1996, among Metrol, the persons named therein as the "Shareholders" (the "Metrol Shareholders"), Monitoring and POI
              (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3
              (Registration No. 33-5849) originally filed by POI on June 12, 1996 (the "June 1996 Form
              S-3")).

10.28         Amendment No. 1 to Agreement dated as of June 28, 1996, among Metrol, the Metrol
              Shareholders, Monitoring and POI (incorporated by reference to Exhibit 2.2 to the June
              1996 Form S-3).

10.29         Escrow Agreement dated May 31, 1996, among Metrol, the Metrol Shareholders, Monitoring,
              POI and First National Bank of Denver, N.A. as the Escrow Agent (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by POI and Monitoring dated June 7,
              1996 (the "June 1996 Form 8-K")).

10.30         Registration Rights Agreement dated as of June 28, 1996, among POI and the Metrol
              Shareholders (incorporated by reference to Exhibit 99.1 to the June 1996 Form 8-K).

21.1          Subsidiaries of POI.

23.1          Consent of Coopers & Lybrand, L.L.P.

27            Financial Data Schedule.

99.1          Information included as Item 5(d) of the September 20, 1996 Form 8-K (incorporated by reference to Item 5(d) of the September 20, 1996 Form 8-K).

______________________

* Each exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.