Form 10-Q
period 1996-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1997-02-14
CIK 916230, 916310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


         0-24780                                                    33-73002-01
         -------                                                    -----------
 (Commission File Number)                                    (Commission File Number)

    PROTECTION ONE, INC.                                PROTECTION ONE ALARM MONITORING, INC.
    --------------------                                -------------------------------------
 (EXACT NAME OF REGISTRANT                                     (EXACT NAME OF REGISTRANT
  AS SPECIFIED IN CHARTER)                                      AS SPECIFIED IN CHARTER)

         Delaware                                                       Delaware
         --------                                                       --------
  (State or Other Jurisdiction                                 (State or Other Jurisdiction
of Incorporation or Organization)                          of Incorporation or Organization)

         93-1063818                                                     93-1065479
         ----------                                                     ----------
 (I.R.S. Employer Identification No.)                    (I.R.S. Employer Identification No.)

         6011 Bristol Parkway,                                     6011 Bristol Parkway,
    Culver City, California 90230                              Culver City, California 90230
    -----------------------------                              -----------------------------
 (Address of Principal Executive Offices,                (Address of Principal Executive Offices,
       Including Zip Code)                                           Including Zip Code)

         (310) 338-6930                                                (310) 338-6930
         --------------                                                --------------
 (Registrant's Telephone Number,                               (Registrant's Telephone Number,
       Including Area Code)                                           Including Area Code)

         Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of February 10, 1997, Protection One, Inc. had outstanding 13,715,079 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)



                                                                    September 30,            December 31,
                                                                        1996                     1996
                                                                    ------------             ------------
                                                                                              (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . .       $      1,782              $      598
     Restricted cash  . . . . . . . . . . . . . . . . . . . .              3,680                   3,595
     Receivables, net   . . . . . . . . . . . . . . . . . . .             12,743                  14,914
     Inventories  . . . . . . . . . . . . . . . . . . . . . .              1,920                   1,833
     Prepaid expenses   . . . . . . . . . . . . . . . . . . .              1,221                   1,839
     Deferred tax asset   . . . . . . . . . . . . . . . . . .                 --                     841
                                                                    ------------              ----------
          Total current assets  . . . . . . . . . . . . . . .             21,346                  23,620
Property and equipment, net . . . . . . . . . . . . . . . . .              9,952                  10,535
Subscriber accounts and intangibles, net  . . . . . . . . . .            257,354                 275,746
Assets held for sale  . . . . . . . . . . . . . . . . . . . .                775                       -
Deposits............... . . . . . . . . . . . . . . . . . . .                648                     576
                                                                    ------------              ----------
                                                                    $    290,075              $  310,477
                                                                    ============              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable   . . . . . . . . . . . . . . . . . . .       $      2,278              $    1,963
     Accrued salaries, wages and benefits   . . . . . . . . .              1,495                   1,611
     Other accruals   . . . . . . . . . . . . . . . . . . . .              1,048                   2,018
     Purchase holdbacks   . . . . . . . . . . . . . . . . . .              9,942                  11,490
     Acquisition transition costs   . . . . . . . . . . . . .              4,326                   5,214
     Other current liabilities  . . . . . . . . . . . . . . .              1,623                     897
     Deferred revenue   . . . . . . . . . . . . . . . . . . .             13,827                  15,178
                                                                    ------------              ----------
          Total current liabilities   . . . . . . . . . . . .             34,539                  38,371
Long-term debt, net of current portion  . . . . . . . . . . .            225,650                 238,539
Other liabilities . . . . . . . . . . . . . . . . . . . . . .              1,059                     599
                                                                    ------------              ----------
          Total liabilities   . . . . . . . . . . . . . . . .            261,248                 277,509
                                                                    ------------              ----------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Common Stock, $.01 par value, 24,000,000 shares authorized,
   12,914,783 and 13,494,893 shares issued and outstanding,
   at September 30, 1996 and December 31, 1996, respectively                 129                     135
Additional paid-in capital  . . . . . . . . . . . . . . . . .             79,767                  87,078
Accumulated deficit . . . . . . . . . . . . . . . . . . . . .            (51,069)                (54,245)
                                                                    -----------               ----------
          Total stockholders' equity  . . . . . . . . . . . .             28,827                  32,968
                                                                    ------------              ----------
                                                                    $    290,075              $  310,477
                                                                    ============              ==========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)



                                                                       Three months ended December 31,
                                                                    ------------------------------------
                                                                        1995                     1996
                                                                    ------------              ----------
                                                                                  (unaudited)
Revenues:
     Monitoring and related services  . . . . . . . . . . . .       $     14,534              $   21,916
     Other.........   . . . . . . . . . . . . . . . . . . . .                977                     745
                                                                    ------------              ----------
          Total revenues  . . . . . . . . . . . . . . . . . .             15,511                  22,661

Cost of revenues:
     Monitoring and related services  . . . . . . . . . . . .              4,176                   6,071
     Other.........   . . . . . . . . . . . . . . . . . . . .                665                     623
                                                                    ------------              ----------
          Total cost of revenues  . . . . . . . . . . . . . .              4,841                   6,694
                                                                    ------------              ----------
          Gross profit  . . . . . . . . . . . . . . . . . . .             10,670                  15,967
Selling, general and administrative expenses  . . . . . . . .              3,313                   4,499
Acquisition and transition expenses . . . . . . . . . . . . .                755                   1,254
Amortization of intangibles and depreciation expense  . . . .              5,160                   8,318
                                                                    ------------              ----------
          Operating income  . . . . . . . . . . . . . . . . .              1,442                   1,896
Other expenses:
     Interest expense, net  . . . . . . . . . . . . . . . . .                934                   1,887
     Amortization of OID and debt issuance costs  . . . . . .              4,247                   4,919
     Loss on assets held for sale   . . . . . . . . . . . . .                 --                     123
                                                                    ------------              ----------
          Loss before income taxes  . . . . . . . . . . . . .             (3,739)                 (5,033)
Income tax benefit  . . . . . . . . . . . . . . . . . . . . .                 --                   1,857
                                                                    ------------              ----------
     Net loss...................  . . . . . . . . . . . . . .             (3,739)                 (3,176)
Preferred stock dividends . . . . . . . . . . . . . . . . . .                168                      --
                                                                    ------------              ----------
     Loss attributable to common stock  . . . . . . . . . . .       $     (3,907)             $   (3,176)
                                                                    ============              ==========

     Net loss per common share  . . . . . . . . . . . . . . .       $      (0.43)             $    (0.24)

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)



                                                                      Three months ended December 31,
                                                                    ------------------------------------
                                                                        1995                     1996
                                                                    ------------              ----------
                                                                                  (unaudited)
  Cash flow from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .       $     (3,739)             $   (3,176)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation   . . . . . . . . . . . . . . . . . . . . .                382                     578
     Amortization of  intangibles   . . . . . . . . . . . . .              4,778                   7,740
     Amortization of OID and debt issuance costs  . . . . . .              4,247                   4,919
     Deferred tax benefit   . . . . . . . . . . . . . . . . .                 --                  (2,009)
     Provision for doubtful accounts  . . . . . . . . . . . .                414                     826
  Changes in assets and liabilities, net of effects of
     acquisitions:
     Receivables  . . . . . . . . . . . . . . . . . . . . . .             (2,243)                 (2,548)
     Inventories  . . . . . . . . . . . . . . . . . . . . . .                156                     116
     Prepaid expenses and deposits  . . . . . . . . . . . . .               (516)                   (522)
     Accounts payable   . . . . . . . . . . . . . . . . . . .                (54)                   (315)
     Accrued liabilities  . . . . . . . . . . . . . . . . . .                114                     874
     Deferred revenue   . . . . . . . . . . . . . . . . . . .                367                     621
                                                                    ------------              ----------
          Net cash provided by operating activities   . . . .              3,906                   7,104
                                                                    ------------              ----------

  Cash flows from investing activities:
     Purchases of property and equipment  . . . . . . . . . .               (830)                 (1,143)
     Sales of assets previously held for sale   . . . . . . .                 --                     187
     Acquisitions, net of cash received   . . . . . . . . . .            (16,508)                (13,295)
     Payments on purchase holdbacks   . . . . . . . . . . . .                (50)                    (75)
     Deferred acquisition payments  . . . . . . . . . . . . .               (134)                   (936)
     Acquisition transition costs   . . . . . . . . . . . . .               (587)                   (736)
     Payment of other liabilities   . . . . . . . . . . . . .                 --                      --
                                                                    ------------              ----------
          Net cash used in investing activities   . . . . . .            (18,109)                (15,998)
                                                                    ------------              ----------

  Cash flows from financing activities:
     Payments on long-term debt   . . . . . . . . . . . . . .                 (6)                 (7,500)
     Proceeds from long-term debt   . . . . . . . . . . . . .             14,254                  15,873
     Debt and equity issuance costs   . . . . . . . . . . . .               (173)                   (753)
     Issuance of preferred and common stock and warrants  . .                 23                       5
                                                                    ------------              ----------
          Net cash provided by financing activities   . . . .             14,098                   7,625
                                                                    ------------              ----------
          Net decrease in cash and cash equivalents   . . . .               (105)                 (1,269)
  Cash and cash equivalents:
     Beginning of period  . . . . . . . . . . . . . . . . . .              1,256                   5,462
                                                                    ------------              ----------
     End of period  . . . . . . . . . . . . . . . . . . . . .       $      1,151              $    4,193
                                                                    ============              ==========

  Interest paid during the period . . . . . . . . . . . . . .       $        814              $      361
                                                                    ============              ==========

  Taxes paid during current year (see Note 7) . . . . . . . .       $         --              $      362
                                                                    ============              ==========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)


1.       BASIS OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION:

         The accompanying unaudited consolidated financial statements include the accounts of Protection One, Inc. ("POI"), its wholly owned subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring"), and Monitoring's wholly owned subsidiary, Security Holdings, Inc. ("SHI" and together with POI and Monitoring, the "Company"). The assets, results of operations and stockholders' equity of Monitoring comprise substantially all the assets, results of operations and stockholders' equity of the Company on a consolidated basis. POI's principal assets and sole operations are in and through its investment in Monitoring. All significant intercompany balances and transactions have been
eliminated in consolidation.   Separate financial statements for Monitoring and
SHI have not been provided because the Company does not believe such separate
financial statements are material to investors.   Summarized consolidated
financial information of Monitoring and its subsidiary, SHI, is included in Note
9. The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q which mandates adherence to Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 1996. In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three month period ending December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       RECEIVABLES:

         Receivables, which consist primarily of trade accounts receivable of $22,054 at December 31, 1996 and $18,284 at September 30, 1996 have been reduced by allowances for doubtful accounts of $7,140 and $5,541, respectively. Included in receivables and deferred revenue at December 31, 1996 and September 30, 1996 are invoices billed in advance of the periods in which services are provided totaling $8,742 and $7,309, respectively. The provisions for doubtful accounts for the three months ended December 31, 1996 and December 31, 1995 were $0.8 million and $0.4 million, respectively.

3.       SUBSCRIBER ACCOUNTS AND INTANGIBLES:

         Subscriber accounts and intangibles (at cost) consist of the following:

                                                                     September 30,          December 31,
                                                                         1996                    1996
                                                                     -------------          ------------
          Acquired subscriber accounts  . . . . . . . . . . .         $   298,767             $ 323,348
          Debt issuance costs   . . . . . . . . . . . . . . .              11,847                12,600
          Goodwill and other  . . . . . . . . . . . . . . . .               2,497                 3,697
                                                                      -----------             ---------
                                                                          313,111               339,645
          Less accumulated amortization   . . . . . . . . . .             (55,757)              (63,899)
                                                                      -----------             ---------
                                                                      $   257,354             $ 275,746
                                                                      ===========             =========

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS (CONT.)
                         (Dollar amounts in thousands)


3.   SUBSCRIBER ACCOUNTS AND INTANGIBLES (CONT.):

Reconciliation of acquired subscriber accounts:

                                                                                            Three Months
                                                                      Year Ended                Ended
                                                                     September 30,           December 31,
                                                                          1996                   1996
                                                                     -------------           ------------
          Balance, beginning of period  . . . . . . . . . . .         $   184,463             $ 298,767
          Acquisition of subscriber accounts  . . . . . . . .             119,629                25,478
          Charges against acquisition holdbacks   . . . . . .              (5,325)                 (897)
                                                                      -----------             ---------
          Balance, end of period  . . . . . . . . . . . . . .         $   298,767             $ 323,348
                                                                      ===========             =========

In conjunction with certain purchases of subscriber accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired subscriber accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed.

Reconciliation of purchase holdbacks:

                                                                                            Three Months
                                                                      Year Ended                Ended
                                                                     September 30,           December 31,
                                                                          1996                   1996
                                                                     -------------           ------------
          Balance, beginning of period  . . . . . . . . . . .         $     4,949             $   9,942
          Purchase holdback additions   . . . . . . . . . . .              13,850                 2,520
          Charges against subscriber accounts   . . . . . . .              (5,325)                 (897)
          Cash paid to sellers  . . . . . . . . . . . . . . .              (3,532)                  (75)
                                                                      -----------             ---------
          Balance, end of period  . . . . . . . . . . . . . .         $     9,942             $  11,490
                                                                      ===========             =========

4.   LOSS PER COMMON SHARE:

     The computation of fully diluted net loss per share for the three months ended December 31, 1995 and 1996 was antidilutive; as such, no presentation of fully diluted earnings per share has been included in the consolidated statements of operations. The weighted average shares outstanding used in the computation of the net loss attributable to common shares are as follows:

                                                                             Three Months Ended
                                                                                 December 31,
                                                                     -----------------------------------
                                                                          1995                  1996
                                                                      -----------            -----------
          Common Stock  . . . . . . . . . . . . . . . . . . .           9,100,892             13,448,981


5.   DIVIDEND RESTRICTIONS:

          The Company's Amended and Restated Credit Agreement (the "Credit Agreement") governing its revolving credit facility (the "Revolving Credit Facility") and the Indenture governing Monitoring's 13 5/8% Senior Subordinated Discount Notes due 2005 (the "Discount Notes") place certain restrictions on POI's, Monitoring's and SHI's ability to make dividend payments, distributions and other asset transfers in respect of such company's capital stock. At December 31, 1996, under provisions of the Credit Agreement (the most restrictive agreement), no amounts were available for such dividend payments, distributions or other transfers by POI or Monitoring.

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS (CONT.)
                         (Dollar amounts in thousands)

6.       INCOME TAXES:

         For the three months ended December 31, 1996, the Company experienced a net increase in its net deferred tax asset valuation allowance of $1.2 million. At December 31, 1996, the Company had $30.1 million in NOL carryforwards for regular tax purposes and $24.4 million for alternative minimum tax ("AMT NOL") purposes, which expire in the years 2006-2010. These carryforwards are available, subject to certain restrictions, to reduce taxable income, alternative minimum taxable income and income taxes payable in future years. As a result of the issuance of warrants in conjunction with the Company's refinancing plan, as well as various prior issuances of preferred and common stock and stock warrants, there are annual limitations on the amount of regular tax NOL and AMT NOL carryforwards, that can be used to reduce taxable income, alternative minimum taxable income and income tax payable. Future substantial changes in the Company's ownership could create additional limitations. The Company has utilized $2.0 million in net operating loss carryforwards for the three months ended December 31, 1996 which results in the effective tax rate being lower than the expected statutory rate.

         The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                                                    September 30,           December 31,
                                                                         1996                   1996
                                                                     ------------           ------------
     Deferred tax assets:
          Allowances for doubtful accounts  . . . . . . . . .         $     2,214             $   2,807
          Acquisition transition costs and purchase holdbacks               5,701                 6,675
          Performance warrants  . . . . . . . . . . . . . . .               1,662                 1,736
          Net operating loss carryforwards  . . . . . . . . .              12,814                12,029
          OID amortization  . . . . . . . . . . . . . . . . .               8,634                10,392
          Other   . . . . . . . . . . . . . . . . . . . . . .                 139                    62
          Less valuation allowance  . . . . . . . . . . . . .              (1,907)               (3,187)
                                                                      -----------             ---------
               Total deferred tax assets  . . . . . . . . . .              29,257                30,514
          Deferred tax liabilities:
             Differences in depreciation and amortization   .             (29,257)              (29,673)
                                                                      -----------             ---------
               Net deferred tax assets  . . . . . . . . . . .         $        --             $     841
                                                                      ===========             =========

         The valuation allowance at September 30, 1996 and December 31, 1996 reflect current estimates of limitations on utilization of NOL carryforwards for Federal and state income tax purposes.

         In October, 1996, the Company acquired all of the outstanding shares of Security Holdings, Inc. For financial reporting purposes, the assets acquired and the liabilities assumed were valued at fair market value as of the
date of purchase.   For income tax reporting purposes, the acquisition was
treated as a non-taxable stock purchase with acquired assets and liabilities retaining their historical tax basis.

         The deferred tax liability resulting from the acquisition basis difference exceeded the Company's existing net deferred tax asset (before reduction for valuation allowance) at the date of acquisition. Consequently, the existing deferred tax asset valuation allowance was eliminated. This resulted in a reduction to the goodwill and deferred tax liability account balances that were recognized as a result of the acquisition. For the quarter ended December 31, 1996, the Company generated (subsequent to the acquisition) additional deferred tax assets which exceeded the Company's net deferred tax liability. To the extent these additional deferred tax assets offset the net deferred tax liability that was required to be recognized on the acquisition, a deferred income tax benefit was recognized on the Company's income statement. Due to uncertainties regarding the future utilization of the excess deferred tax assets (i.e., the portion exceeding the deferred tax liability), a valuation allowance was recorded.

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS (CONT.)
                         (Dollar amounts in thousands)


7.       SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                 Acquisitions:

                                                                      Three months ended December 31,
                                                                     ----------------------------------
                                                                          1995                  1996
                                                                      -----------             ---------
     Subscriber accounts acquired   . . . . . . . . . . . . .         $    22,459             $  24,659
     Goodwill   . . . . . . . . . . . . . . . . . . . . . . .                  --                 1,168
     Inventories  . . . . . . . . . . . . . . . . . . . . . .                  --                    29
     Accounts receivable, net   . . . . . . . . . . . . . . .                  --                   212
     Property and equipment   . . . . . . . . . . . . . . . .                  --                    18
     Other assets acquired  . . . . . . . . . . . . . . . . .                 156                    25
                                                                      -----------             ---------
          Total assets acquired   . . . . . . . . . . . . . .              22,615                26,111
                                                                      -----------             ---------

     Cash paid to seller  . . . . . . . . . . . . . . . . . .              16,326                12,983
     Stock issued to seller   . . . . . . . . . . . . . . . .                  --                 7,313
     Acquisition expenses   . . . . . . . . . . . . . . . . .                 172                   261
     Purchase holdbacks   . . . . . . . . . . . . . . . . . .               2,018                 1,549
     Acquisition transition reserves  . . . . . . . . . . . .               1,024                 1,624
     Deferred revenue acquired  . . . . . . . . . . . . . . .               1,205                   730
     Other liabilities assumed  . . . . . . . . . . . . . . .               1,870                 1,651
                                                                      -----------             ---------
          Purchase price and assumed liabilities  . . . . . .         $    22,615             $  26,111
                                                                      ===========             =========

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

         The following reflects decreases in assets and increases in liabilities and capital stock resulting from non-cash investing and financing activities which occurred in the three months ended December 31, 1995:


                                                                                Purchase
                                                          Intangibles           Holdbacks
                                                       -----------------    ------------------
                 Charge off of holdbacks.....          $            (830)   $              830
                                                       -----------------    ------------------
                                                       $            (830)   $              830
                                                       =================    ==================


         The following reflects increase (decreases) in assets and increases in liabilities and capital stock resulting from non-cash investing and financing activities which occurred in three months ended December 31, 1996:


                                                                        Assets                                        Additional
                                                             Other       Held                   Purchase   Common       Paid-In
                                                          Receivables  For Sale  Intangibles    Holdbacks   Stock       Capital
                                                          -----------  --------  -----------    ---------   -----    -----------
                 Chargeoff of purchase
                   holdbacks.....................                                    ($897)         $897
                 Common shares issued for
                 Security Holdings...............                                     7,313                 ($6)       ($7,307)
                 Sale of guard and patrol
                   operations....................           $ 588       $(588)
                                                            -----       -----        ------         ----    ---        -------
                                                            $(588)      $(588)       $6,416         $897    ($6)       ($7,307)
                                                            =====       =====        ======         ====    ===        =======

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS (CONT.)
                         (Dollar amounts in thousands)


8.       COMMITMENTS AND CONTINGENCIES:

         The Company is a party to claims and matters of litigation incidental to the normal course of business. The ultimate outcome of these matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

9.       SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION:

         POI and SHI have fully and unconditionally guaranteed the Discount Notes and the $103.5 million principal amount of 6 3/4% Convertible Senior Subordinated Notes due 2003 (the "Convertible Notes") on a joint and several basis. The assets, results of operations and stockholders' equity of Monitoring comprise substantially all of the assets, results of operations and stockholders' equity of the Company on a consolidated basis. POI's principal assets and sole operations are in and through its investment in Monitoring, and Monitoring has determined to merge SHI into Monitoring in the near future. All significant intercompany balances and transactions have been eliminated in consolidation. Separate audited financial statements for Monitoring and separate summarized financial information for SHI have not been provided because the Company does not believe such separate financial statements and separate summarized financial information are material to investors. Summarized consolidated financial information of Monitoring, and its subsidiary, SHI, is presented below.

                                                       September 30,        December 31,
                                                            1996                 1996
                                                        ------------         ------------
                                                         (unaudited)         (unaudited)
Summarized Balance Sheet
    Assets
      Current assets...........................         $    21,345         $     23,619
      Subscriber accounts and intangibles,
        net....................................         $   257,354         $    257,746
      Other non-current assets.................         $    11,375         $     11,111
Liabilities and Stockholders' Equity
      Deferred revenue..........................        $    13,827         $     15,178
      Other current liabilities.................        $    20,712         $     23,193
      Long-term debt, net of current portion....        $   225,650         $    238,539
      Other long-term liabilities...............        $     1,059         $        599
      Stockholders' equity......................        $    28,826         $     32,967

                                                                           Three Months
                                                        Year Ended              Ended
                                                       September 30,         December 31,
                                                            1996                 1996
                                                        ------------         -------------
Summarized Statements of Operations
Revenue.........................................        $     73,457         $     22,661
G ross Profit...................................        $     49,364         $     15,967
Net Income (Loss)...............................        $    (15,497)        $     (3,176)

10.  SUBSEQUENT EVENT - PHILLIPS ELECTRONICS ACQUISITION:

     On January 3, 1997, Protection One acquired substantially all the assets of Phillips Electronics, Inc. for an aggregate purchase price of approximately $14.5 million. The Company issued to Phillips Electronics 203,562 shares of Common Stock as a portion of the purchase price (approximately $2.0 million). Phillips Electronics has approximately 12,000 subscribers (representing in excess of $275,000 of MRR), substantially all of whom are located in the greater Portland metropolitan area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this section are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as the Company or its management "believes," "expects," "anticipates" or other words of similar import. Similarly, statements herein that describe the Company's objectives, plans or goals are forward-looking statements. All such forward- looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Information with respect to these risks and uncertainties is included in Item 5(d) on the Current Report on Form 8-K filed by Protection One, Inc. and Protection One Alarm Monitoring, Inc. dated September 20, 1996, which information is incorporated herein by reference. POI's sole asset is, and all of POI's operations are conducted through, POI's investment in Monitoring; in addition, all of Monitoring's long-term debt has been guaranteed on a full and unconditional basis by POI. Accordingly, no separate analysis of results of operations of Monitoring has been included herein.

OVERVIEW

       For an overview of the Company's accounting policies and specific discussions of, among other things, a change in the method of accounting for certain acquisition and transition expenses and the impact of SFAS 121 on the Company's financial statements, see the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

         Acquisition and Dealer Program Activity. A significant portion of the Company's growth has been generated by the purchase of subscriber accounts through the Company's Dealer Program and through the acquisition of portfolios of subscriber accounts from other alarm companies. The Company's Dealer Program consists of exclusive purchase agreements with independent alarm companies specializing in the sale and installation of new alarm systems. Dealer Program participants install alarm systems (which have a Protection One logo on the keypad), arrange for subscribers to enter into Protection One alarm monitoring agreements, and install Protection One yard signs and window decals. All of these subscribers are contacted individually by Company personnel, at the time of purchase of the accounts from the dealer, to facilitate customer satisfaction and quality control. In addition, the Company requires dealers to evaluate the credit history of prospective new subscribers.

         The Company also purchases portfolios of subscriber accounts. Because the Company typically acquires only the subscriber accounts (and not the accounts receivable or other assets) of the sellers, the Company focuses its pre-acquisition review and analysis on the quality and stability of the subscriber accounts to verify the monthly recurring revenue ("MRR") represented by such accounts. If the subscriber accounts to be purchased pass such due diligence scrutiny, the Company then applies its monitoring costs to such MRR as a basis for determining the purchase price to be paid by the Company. To protect the Company against the loss of acquired accounts, the Company typically seeks to obtain from the seller a guarantee against the subscriber account cancellation for a period following the acquisition and the right to retain a portion of the acquisition price (a "purchase price holdback") against the MRR lost due to subscriber account cancellations during the specified period. The Company obtains a similar purchase price holdback in its purchases through the Dealer Program.

         During the three months ended December 31, 1996 (the "first quarter of fiscal 1997"), the Company added (through its Dealer Program and acquisitions of four portfolios of subscriber accounts) an aggregate of approximately 21,500 subscriber accounts for a total purchase price of approximately $25.5 million (including assumed liabilities of approximately $2.4 million). The MRR of the acquired accounts ranged from approximately $15 to $60, with an average of $28.50. Of the four acquisitions completed during the first quarter of fiscal 1997 by the Company, all included purchase price holdbacks in amounts that ranged from 10% to 20% of the initial purchase price (and averaged 14.4% of the initial purchase price) and attrition guarantees for periods that ranged from 4 months to 12 months (and averaged 8.5 months).

         Subscriber Attrition. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts. Gross subscriber attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to the number of subscribers who disconnect service during such period and the denominator of which is the average of the number of subscribers at each month end during such period. Net MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is an amount equal to gross MRR lost as the result of canceled subscriber accounts or services during such period, net of
(i) MRR generated during such period by the sale of additional services and increases in rates to existing subscribers, (ii) MRR generated during such period from the connection of subscribers who move into premises previously occupied by subscribers and in which existing systems are installed and from conversion of accounts that were previously monitored by other companies to the Company's monitoring service (i.e., "reconnects" and "conversions"); and (iii) MRR attributable to canceled accounts that, by virtue of a purchase holdback are "put" back to the seller of such accounts during such period (i.e., "guaranteed accounts"); and the denominator of which is the average month-end MRR in effect during such period. While the Company reduces the gross MRR lost during a period by the amount of guaranteed accounts provided for in purchase agreements with sellers, in some cases the Company may not collect all or any of the reimbursement due it from the sellers.

         The following table sets forth the Company's gross subscriber attrition and net MRR attrition for the periods indicated:

                                                        TWELVE MONTHS ENDED
                                  --------------------------------------------------------------
                                    12/31/95     3/31/96       6/30/96     9/30/96     12/31/96
                                  ----------   ---------     ---------    --------    -----------
           Gross subscriber
           attrition . . . . . .  20.3%        20.5%         19.9%        18.3%       16.6%
           Net MRR attrition . .   6.6          7.9           7.1          7.0         6.5

         MRR represents the monthly recurring revenue the Company is entitled to receive under subscriber contracts in effect at the end of the period. Included in MRR and the number of subscribers are amounts associated with past due balances. It is the policy and practice of the Company that every effort be made to preserve the revenue stream associated with these contractual obligations. To this end, the Company actively works to both collect amounts owed and to retain the customer. In certain instances, the collection and evaluation period may exceed six months in length. When, in the judgment of the Company's collection personnel, all reasonable efforts have been made to collect balances due, subscribers are disconnected from the Company's monitoring center and are included in the calculation of gross subscriber and net MRR attrition.

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

  The table below sets forth the change in the Company's subscriber base over the periods indicated below:

                                                                     TWELVE MONTHS
                                                                   ENDED DECEMBER 31,
                                                             ----------------------------
                                                               1995                1996
                                                             -------              -------
  Number of subscribers:
      Beginning of period . . . . . . . . . . . . . .         98,804              141,633
      Additions through portfolio acquisitions and
        Dealer Program, net of sales of subscriber
        accounts. . . . . . . . . . . . . . . . . . .         62,943               94,299
      Installations by Company personnel  . . . . . .          1,356                  686
      Reconnects and conversions  . . . . . . . . . .          3,658                4,768
      Gross subscriber attrition  . . . . . . . . . .        (25,128)             (30,129)
                                                             -------              -------
         End of period  . . . . . . . . . . . . . . .        141,633              211,257
                                                             =======              =======

         Change in Presentation Format. The Company has recently made changes to its presentation of income statement information. First, the Company has reclassified revenues and cost of revenues associated with its alarm response and patrol operations from the "other" category to "monitoring and related services." The "other" category now reflects solely results from the Company's installation, lock and other operations. The Company made this change to better reflect its efforts to sell a bundle of monitoring, field service and alarm response services to both existing and new subscribers. Second, the Company has reclassified depreciation expense from monitoring and service cost of revenues, other cost of revenues and the selling, general and administrative expenses category, and included depreciation expense in a line item entitled "amortization of intangibles and depreciation expense." The Company made this change to allow readers to more easily calculate the aggregate amount of non-cash charges in the income statement. Finally, the Company has reclassified customer service expense from monitoring and service cost of revenues to selling, general and administrative expenses. This change reflects the Company's move to centralize all customer service functions into a single facility in Chatsworth, California. Customer service personnel formerly dedicated to the support of monitoring and related services will now be responsible for the Company's entire customer service efforts. Results for the three months ended December 31, 1995 have been modified to reflect these changes and make such period comparable to the three months ended December 31, 1996.

The table below displays selected income statement data for fiscal years 1994-1996 after giving effect to the changes described above:

                                                                                          Year Ended September 30,
                                                                                 -----------------------------------------
                                                                                    1994            1995            1996
                                                                                 ---------       --------         --------
                 Revenues:
                    Monitoring and related services................               $29,297         $48,909          $68,778
                    Other..........................................                 5,183           6,973            4,680
                                                                                 --------        --------         --------
                       Total revenues..............................                34,480          55,882           73,457
                 Cost of revenues:
                    Monitoring and related services................                 8,355          13,627           19,065
                    Other..........................................                 3,225           3,887            2,513
                                                                                 --------        --------         --------
                       Total cost of revenues.......................               11,579          17,514           21,578
                                                                                 --------        --------         --------
                 Gross profit.......................................               22,901          38,368           51,879
                 Selling, general and administrative expenses.......               10,607          13,031           15,478
                 Loss on acquisition termination....................                   26             208               --
                 Performance warrants compensation expense..........                4,504              --               --
                 Acquisition and transition expense.................                   --           3,090            4,219
                 Amortization of intangibles and depreciation
                   expense..........................................                9,290          16,543           25,121
                                                                                 --------        --------         --------
                      Operating income (loss).......................             $ (1,526)       $  5,496         $  7,061
                                                                                 ========        ========         ========

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                                               Three Months Ended
                                                                                   December 31,
                                                                                 1995       1996
                                                                                ------     ------
                           Revenues:
                             Monitoring and related services . . . . . . .       93.7%      96.7%
                             Other . . . . . . . . . . . . . . . . . . . .        6.3        3.3
                                                                                ------     ------
                                     Total revenues  . . . . . . . . . . .      100.0%     100.0%
                                                                                ------     ------
                           Cost of revenues:
                              Monitoring and related services  . . . . . .       26.9%      26.8%
                              Other  . . . . . . . . . . . . . . . . . . .        4.3        2.7
                                                                                ------     ------
                                     Total cost of revenues  . . . . . . .       31.2       29.5
                                                                                ------     ------
                                     Gross profit  . . . . . . . . . . . .       68.8       70.5
                           Selling, general and administrative expense . .       21.4       19.9
                           Acquisition and transition expenses . . . . . .        4.9        5.5
                           Amortization of intangibles and depreciation
                              expense  . . . . . . . . . . . . . . . . . .       33.2       36.7
                                                                                ------     ------
                                     Operating income (loss) . . . . . . .        9.3%       8.4%
                                                                                ======     ======

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

         Revenues for the three months ended December 31, 1996 increased by approximately $7.2 million, or 46.1%, to $22.7 million from $15.5 million in the comparable period in 1995. Monitoring and related services revenues increased by approximately $7.4 million, or 50.8%, a substantial majority of which increase resulted from the addition of subscribers through the Dealer Program and the acquisition of portfolios of subscriber accounts. The Company's subscriber base increased by 49.2% to approximately 211,200 subscribers at the end of the first quarter of fiscal 1997 as compared to 141,600 subscribers at the end of the first quarter of fiscal 1996. The sale of enhanced services and new subscribers generated by Company personnel comprised the remainder of revenue growth. Other revenues, consisting primarily of revenues generated by the Company's installation and lock businesses, decreased by $0.2 million, or 23.8%, to $0.7 million. Such decrease was caused by a decline in installation revenues of 38.6%, or approximately $0.2 million. The decline in installation revenues resulted from the Company's increased emphasis on growth through the Dealer Program and acquisitions, rather than through the sale of new alarm systems by Company personnel.

         Cost of revenues for the first quarter of fiscal 1997 increased by approximately $1.9 million, or 38.3%, to $6.7 million. Cost of revenues as a percentage of total revenues declined to 29.5% for the first quarter of fiscal 1997 from 31.2% for the comparable period in fiscal 1996. Monitoring and related services expenses increased by approximately $1.9 million, or 45.4%, primarily due to increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and related services expenses as a percentage of monitoring and related services revenues decreased to 27.7% for the first quarter of fiscal 1997 from 28.7% during the comparable period in fiscal 1996. Such decrease was generated by efficiencies realized in the monitoring center and by greater service technician productivity. Other expenses decreased by approximately $0.04 million, or 6.3%, to approximately $0.6 million for the first quarter in fiscal 1997 from $0.7 million for the first quarter of fiscal 1996. The decrease primarily was caused by a 7.5% decrease ($0.03 million) in installation expense.

         Gross profit for the first quarter of fiscal 1997 was approximately $16.0 million, representing an increase of approximately $5.3 million, or 49.6%, over the $10.7 million of gross profit recognized in the comparable period in fiscal 1996. Such increase was caused primarily by an increase in monitoring and related services activities, which paralleled the increase in the Company's subscriber base noted above. Gross profit as a percentage of total revenues was 70.5% for the first quarter of fiscal 1997 compared to 68.8% for the comparable period in fiscal 1996. This increase was caused primarily by an increase in monitoring and related services revenues as a percentage of total revenues (approximately 96.7% for the first quarter of fiscal 1997 compared to 93.7% for the first quarter of fiscal 1996.). Gross profit from other revenues declined to approximately $0.1 million for the first quarter of fiscal 1997 from $0.3 million for the comparable period in fiscal 1995. Such decline was caused primarily by a decrease in the gross profit from reduced installation activities.

         Selling, general and administrative expenses rose to approximately $4.5 million in the first quarter of fiscal 1997, which represents an increase of approximately $1.2 million, or 35.8%, over selling, general and administrative expenses in the comparable period in fiscal 1996. The majority of the increase reflects higher general and administrative expenses arising
from the Company's growth, including the addition of two branch offices.   Such
figure as a percentage of total revenues declined from 21.4% in the first quarter of fiscal 1996 to 19.9% in the first quarter of fiscal 1997. Advertising and marketing expenses are expensed as incurred and comprised less than 1% of revenues in each of the quarters ending December 31, 1995 and 1996. The provision for doubtful accounts increased to approximately $0.8 million for the first quarter of fiscal 1997 from $0.4 million for the comparable period in fiscal 1996.

         Acquisition and transition expenses for the first quarter of fiscal 1997 totaled $1.3 million compared to $0.8 million for the comparable period in
fiscal 1996.   Such expenses will fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition and Dealer Program activity and its ability to require sellers to bear certain of such acquisition-related expenses.

         Amortization of intangibles and depreciation expense for the first quarter of fiscal 1997 increased by approximately $3.2 million, or 61.2%, to $8.3 million. This increase is primarily the result of the addition of subscriber accounts through the acquisition of portfolios of subscriber accounts and through the Dealer Program.

         Operating income for the first quarter of fiscal 1997 was approximately $1.9 million, compared to approximately $1.4 million in the comparable period in fiscal 1996. Operating income as a percentage of total revenues was 8.4% in the first quarter of fiscal 1997, compared to 9.3% in the comparable period in fiscal 1996. The decrease in such figure over the comparable period in fiscal 1996 reflects substantial increases in operating expenses and amortization expense, offset by improvement in the Company's gross profit and higher revenues.

         Interest expense, net and amortization of debt issuance costs and OID. These amounts increased by $1.6 million, or 31.4%, to $6.8 million in the first quarter of fiscal 1997, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth.

         Balance sheet data. At December 31, 1996, the Company's working capital deficit was $14.8 million, as compared to a working capital deficit of $13.2 million at September 30, 1996. The increase in the working capital deficit was caused primarily by increases in deferred revenues and other liabilities of $3.7 million offset by increases in accounts receivable. Subscriber accounts and intangibles, net increased to $275.8 million at December 31, 1996 from $257.4 million at September 30, 1996. This increase of $18.4 million, or 7.1%, was caused by the addition of new subscribers, net of amortization expense. Total stockholders' equity increased to approximately $33.0 million at December 31, 1996 from $28.8 million at September 30, 1996. The increase in such figure reflects the issuance of shares of the Company's Common Stock as a portion of the purchase price of Security Holdings, Inc. (approximately $7.3 million), offset by the Company's $3.2 million loss for the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         General. Since its formation in September 1991, the Company has financed its operations and growth from a combination of capital raised through debt and equity offerings and to a lesser extent, cash flow from operations. During the fiscal 1994-1996 period, the Company completed three long-term debt offerings, including the proceeds of the $50.0 million principal amount of senior subordinated notes issued in November 1993 (which notes were retired in fiscal 1995), $166.0 million principal amount ($105.2 million net proceeds) of Discount Notes issued in May 1995 and the Convertible Notes issued in September and October of 1996; the Company also has utilized borrowings under its Revolving Credit Facility to fund acquisitions and the Dealer Program. In September 1994, the Company raised $18.3 million in net proceeds from its initial public offering of Common Stock and in February 1996, the Company raised $23.1 million in net proceeds from another public offering of the Common Stock. The Company intends to use cash flows from operations, together with borrowings under the Revolving Credit Facility, to finance the addition of subscriber accounts and capital expenditures. Although the Company anticipates that it will continue to acquire portfolios of subscriber accounts, the Company cannot estimate the number, the size, or timing of such acquisitions. Depending on such factors, additional funds beyond those currently available to the Company may be required to continue the acquisition program and to finance the Dealer Program, and there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

         On a long-term basis, the Company has several material commitments. Borrowings under the Revolving Credit Facility were approximately $0.2 million at December 31, 1996 and could be as high as $100.0 million through the period ended January 3, 2000, the current maturity date of the Revolving Credit Facility. While the Company believes it will be able to obtain further extensions of the maturity date of the Revolving Credit Facility from time to time, or will be able to refinance the Revolving Credit Facility prior to its maturity date, there can be no assurance that the Company will be able to do so. The Convertible Notes require the Company to make semi-annual cash interest payments of $3.5 million. The Discount Notes require the Company to begin to make interest payments on such obligations on December 31, 1998.
Based on an interest rate of 13 5/8%, such payment will be approximately $11.3 million semiannually, or approximately $22.6 million on an annual basis. As a result, a substantial portion of the Company's cash flows from operations will be required to make interest payments on the Convertible Notes and the Discount Notes, and there can be no assurance that the Company's cash flow from operations will be sufficient to meet such obligation, or that there will be sufficient funds available to the Company after such interest payments to meet other debt, capital expenditure and operational obligations. The $103.5 principal amount of the Convertible Notes matures on September 15, 2003, although they may be converted into Common Stock at any time prior to such date. The $166.0 million principal amount of Discount Notes matures on June 30, 2005. There can be no assurance that the Company will have the cash necessary to repay either the Convertible Notes or the Discount Notes at maturity or will be able to refinance such obligations. The Company maintains a $2.0 million letter of credit sub-facility under its Revolving Credit Facility, and has extended an approximately $0.8 million letter of credit to a seller, scheduled payments under which are approximately $0.4 million during each of fiscal 1998 and 1999.

         The Company has had, and expects to continue to have, a working capital deficit. At December 31, 1996, the Company had a working capital deficit of $14.8 million. There are two principal categories of current liabilities that cause the Company to have a working capital deficit: (i) "purchase holdbacks," which represent the portion of the aggregate acquisition cost of subscriber accounts retained by the Company to offset lost MRR arising from the cancellation of acquired accounts; and (ii) "deferred revenue," which represents billings and cash collections received by the Company from its subscriber base in advance of performance of services. Both purchase holdbacks and deferred revenues are recorded as a current liability on the Company's balance sheet.

         For the first three months ended December 31, 1996, the Company's net cash provided by operating activities was $7.1 million, compared to $3.9 million net cash provided by operating activities for the three months ended December 31, 1995.

         For the three months ended December 31, 1996, the Company's net cash used in investing activities was $16.0 million, compared to $18.1 million during the three months ended December 31, 1995. Investing activities during the first quarter of fiscal 1997 included purchases through the Dealer Program, as well as the acquisition of portfolios of subscriber accounts, including the purchase of Security Holdings, Inc.


         During the three months ended December 31, 1996, the Company's net cash provided by financing activities was $7.6 million, compared to $14.1 million in the three months ended December 31, 1995. The Company's primary financing activity during the three months ended December 31, 1996 was the issuance of $13.5 million of Convertible Notes pursuant to the underwriters' exercise of an over-allotment option.

         The Discount Note Indenture, the Convertible Note Indenture and the Revolving Credit Facility agreements contain certain restrictions on transfers of funds, such as dividends, loans and advances, by the Company. The Company believes that such restrictions have not had and will not have a significant impact on the Company's ability to meet its cash obligations. The Company does not anticipate payment of dividends on Common Stock, and such dividends are currently prohibited by the Company's Credit Agreement and Discount Note indenture.

         Capital Expenditures. The Company anticipates making capital expenditures in the remainder of fiscal 1997 of approximately $3.0 million for routine replacement and upgrading of vehicles, computers and other capital items. In addition, the Company anticipates making capital expenditures of approximately $1.5 million to complete a project to upgrade its monitoring and administrative hardware and software. The Company believes the installation of the new computer software will create efficiencies Company-wide, and particularly in the customer service, data entry and field maintenance and repair functions. The Company believes the complete implementation of the new software will not occur until the end of fiscal 1997. The Company believes cash flows from operations, together with borrowing under the Revolving Credit Facility, will be sufficient to fund the Company's capital expenditures in fiscal 1997.

                                    PART II

                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES


         Amendment of Certificate of Incorporation. The Fifth Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), of Protection One, Inc. ("POI") was further amended effective upon the filing of a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of Delaware on February 6, 1997, to increase the number of authorized shares of Common Stock from 24,000,000 shares to 40,000,000 shares. The aggregate number of shares of all classes of stock that POI now has the authority to issue is 45,000,000 consisting of 40,000,000 authorized shares of Common Stock and 5,000,000 authorized shares of a class designated Preferred Stock, par value $.10 per share. The amendment to the Certificate of Incorporation was approved by the stockholders of POI at the annual meeting of stockholders held on January 29, 1997. The Certificate of Incorporation of POI as so amended is filed as Exhibit 3.1 hereto.

         The information set forth under the caption "Approval of Proposed Amendment to Certificate of Incorporation" on pages 17-18 of POI's definitive Proxy Statement dated December 30, 1996 for the annual meeting of stockholders held on January 29, 1997 is incorporated herein by this reference. A copy of the pertinent pages of such Proxy Statement is filed as Exhibit 99.1 hereto.

         Issuances of Securities. POI and Protection One Alarm Monitoring, Inc. ("Monitoring") reported in their Annual Report on Form 10-K for the year ended September 30, 1996 (the "1996 Form 10-K") that on October 4, 1996, POI issued 482,903 shares of Common Stock to the four former stockholders of Security Holdings, Inc., a Washington corporation ("Security Holdings"), and deposited an additional 68,895 shares of Common Stock into an escrow account, in exchange for such stockholders' delivery to Monitoring of all the outstanding capital stock of Security Holdings, in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. For addition information with respect to this transaction and the subsequent registration for resale of such shares, reference is made to the 1996 Form 10-K.

         Pursuant to an Asset Purchase Agreement dated as of December 17, 1996 (the "Purchase Agreement"), on January 3, 1997, Monitoring purchased the security alarm accounts, equipment, telephone line and certain other assets of Phillips Electronics, Inc., a Washington corporation ("Phillips"). In consideration of the acquisition, Monitoring (i) assumed certain operating obligations of Phillips, (ii) paid to Phillips approximately $12.5 million in cash, 11.6% of which was deposited in escrow for 90 days pending certain purchase price adjustments, (iii) delivered to Phillips 203,562 shares of Common Stock (the "Shares") newly issued by POI, which number was derived by dividing $2,000,000 by an average of the closing price of the Common Stock on the NASDAQ National Market during the period of the 10 most recent trading days ending on the second trading day prior to the acquisition. As provided for in the Purchase Agreement, POI filed a registration statement on Form S-3 (Registration No. 333-181159) under the Securities Act to afford Phillips the opportunity to resell the Shares in a public transaction. On January 2, 1997, the Registration Statement was declared effective by the Securities and Exchange Commission (the "Commission").

                                    PART II

                               OTHER INFORMATION


         The offer and sale of the Shares was not registered under the Securities Act in reliance on Section 4(2) thereof and Rule 506 thereunder. Phillips certified to POI that Phillips was an "accredited investor" as such term is defined in Rule 501 under the Securities Act and was otherwise able to bear the economic risk of the investment, and was provided with registration statements and reports of, and access to other information concerning POI and its subsidiaries. No underwriter participated in the offer or sale of any of these securities and no underwriter's fees or commissions were paid.

         On October 3, 1996, POI issued 2,200 shares of Common Stock, valued at the date of contribution at $27,500, to the Protection One Employee Savings Plan as an employer matching contribution to such 401(k) plan. As the contribution did not constitute a "sale" as defined by Section 2(3) of the Securities Act, registration of the transaction under such statute was not required.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits. The following exhibits are filed with this Current Report on Form 10-Q:

Exhibit
Number                                       Exhibit
-------                                      -------
2.1                 Asset Purchase Agreement dated as of December 17, 1996,
                    among Protection One Alarm Monitoring, Inc. and, inter
                    alia, Phillips Electronics, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3
                    (Registration No. 333-18159) originally filed by POI
                    with the Commission on December 18, 1996).

3.1                 Fifth Restated Certificate of Incorporation of Protection
                    One, Inc., as amended.

10.1 1994 Stock Option Plan of Protection One, Inc., as amended.

27.1                Financial Data Schedule.

99.1 Information included under the caption "approval of Proposed Amendment to Certificate of Incorporation" on pages 17-18 of Protection One, Inc.'s definitive Proxy
                    Statement dated December 30, 1996 for the annual meeting of stockholders held January 29, 1997 (incorporated by reference from said Proxy Statement (Commission File No.
                    0- 24780)).

99.2                Information included as Item 5(d) of the Current Report on
                    Form 8-K dated September 20, 1996, filed by POI and
                    Monitoring.

         Reports on Form 8-K. During the quarter for which this Current Report on Form 10-Q is filed, a Current Report on Form 8-K dated October 30, 1996 was filed by POI and Monitoring with the Commission, reporting the issuance of press release concerning alarm accounts and subscribers added during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

February 10, 1997
                                       PROTECTION ONE, INC.
                                       PROTECTION ONE ALARM MONITORING, INC.


                                       By:  /s/ JOHN W. HESSE
                                          -----------------------------------
                                                John W. Hesse
                                           Executive Vice President
                                           and Chief Financial Officer