Form 10-Q
period 1997-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1997-05-14
CIK 916230, 916310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       or
          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________



                0-24780                                                          33-73002-01
         (Commission File Number)                                          (Commission File Number)

            PROTECTION ONE, INC.                                 PROTECTION ONE ALARM MONITORING, INC.
         (EXACT NAME OF REGISTRANT                                     (EXACT NAME OF REGISTRANT
          AS SPECIFIED IN ITS CHARTER)                                AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                                         DELAWARE
         (State or Other Jurisdiction                                  (State or Other Jurisdiction
          of Incorporation or Organization)                          of Incorporation or Organization)

                       93-1063818                                                   93-1065479
         (I.R.S. Employer Identification No.)                         (I.R.S. Employer Identification No.)

                 6011 BRISTOL PARKWAY,                                           6011 BRISTOL PARKWAY,
            CULVER CITY, CALIFORNIA 90230                                   CULVER CITY, CALIFORNIA 90230
         (Address of Principal Executive Offices,                       (Address of Principal Executive Offices,
               Including Zip Code)                                               Including Zip Code)

                  (310) 342-6300                                                   (310) 342-6300
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

     As of May 8, 1997, Protection One, Inc. had outstanding 13,745,002 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                                     PART I


ITEM 1.    FINANCIAL STATEMENTS

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                  SEPTEMBER 30,     MARCH 31,
                                                                      1996            1997
                                                                  --------------  -----------
                                                                                  (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents .............................      $   1,782       $       0
      Restricted cash .......................................          3,680           5,016
      Receivables, net ......................................         12,743          14,909
      Inventories ...........................................          1,920           1,910
      Prepaid expenses ......................................          1,221           1,774
      Deferred tax asset ....................................          7,561           9,197
                                                                   ---------       ---------
           Total current assets .............................         28,907          32,806
Property and equipment, net .................................          9,952          11,948
Subscriber accounts and intangibles, net ....................        257,354         299,193
Assets held for sale ........................................            775              --
Deposits ....................................................            648             449
                                                                   ---------       ---------
                                                                   $ 297,636       $ 344,396
                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ......................................      $   2,278       $   2,190
      Accrued salaries, wages and benefits ..................          1,495           1,385
      Other accruals ........................................          1,048             597
      Purchase holdbacks ....................................          9,942          13,176
      Acquisition transition costs ..........................          4,326           6,865
      Other current liabilities .............................          1,623           1,330
      Deferred revenue ......................................         13,827          16,042
                                                                   ---------       ---------
           Total current liabilities ........................         34,539          41,585
Long-term debt, net of current portion ......................        225,650         264,340
Deferred tax liability ......................................          7,561           8,393
Other liabilities ...........................................          1,059             649
                                                                   ---------       ---------
           Total liabilities ................................        268,809         314,967
                                                                   ---------       ---------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Common Stock, $.01 par value, 40,000,000 shares authorized,
   12,914,783 and 13,728,663 shares issued and outstanding,
   at September 30, 1996 and March 31, 1997, respectively ...            129             137
Additional paid-in capital ..................................         79,767          89,182
Accumulated deficit .........................................        (51,069)        (59,890)
                                                                   ---------       ---------
           Total stockholders' equity .......................         28,827          29,429
                                                                   ---------       ---------
                                                                   $ 297,636       $ 344,396
                                                                   =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                        SIX MONTHS ENDED MARCH 31,
                                                        --------------------------
                                                            1996           1997
                                                          --------       --------
                                                                  (UNAUDITED)
Revenues:
      Monitoring and related services ..............      $ 30,966       $ 45,367
      Other ........................................         2,212          1,708
                                                          --------       --------
           Total revenues ..........................        33,178         47,075

Cost of revenues:
      Monitoring and related services ..............         8,853         12,575
      Other ........................................         1,374          1,146
                                                          --------       --------
           Total cost of revenues ..................        10,227         13,721
                                                          --------       --------
           Gross profit ............................        22,951         33,354
Selling, general and administrative expenses .......         6,914          9,535
Acquisition and transition expenses ................         1,927          2,632
Amortization of intangibles and depreciation expense        10,841         17,565
                                                          --------       --------
           Operating income ........................         3,269          3,622
Other expenses:
      Interest expense, net ........................         1,856          4,054
      Amortization of OID and debt issuance costs ..         8,633         10,009
      Loss on sales of assets ......................            19             --
      Loss on assets held for sale .................            --            166
                                                          --------       --------
           Loss before income taxes ................        (7,239)       (10,607)
Income tax benefit .................................            --         (1,786)
                                                          --------       --------
      Net loss .....................................        (7,239)        (8,821)
Preferred stock dividends ..........................           248             --
                                                          --------       --------
      Loss attributable to common stock ............      $ (7,487)      $ (8,821)
                                                          ========       ========

      Net loss per common share ....................      $  (0.75)      $  (0.65)



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            1996           1997
                                                          --------       --------
                                                                 (UNAUDITED)
Revenues:
      Monitoring and related services ..............      $ 16,431       $ 23,451
      Other ........................................         1,235            963
                                                          --------       --------
           Total revenues ..........................        17,666         24,414

Cost of revenues:
      Monitoring and related services ..............         4,677          6,504
      Other ........................................           709            523
                                                          --------       --------
           Total cost of revenues ..................         5,386          7,027
                                                          --------       --------
           Gross profit ............................        12,280         17,387
Selling, general and administrative expenses .......         3,601          5,036
Acquisition and transition expenses ................         1,172          1,378
Amortization of intangibles and depreciation expense         5,681          9,247
                                                          --------       --------
           Operating income ........................         1,826          1,726
Other expenses:
      Interest expense, net ........................           921          2,167
      Amortization of OID and debt issuance costs ..         4,386          5,090
      Loss on sales of assets ......................            19             --
      Loss on assets held for sale .................            --             43
                                                          --------       --------
           Loss before income taxes ................        (3,500)        (5,574)
Income tax expense .................................            --             71
                                                          --------       --------
      Net loss .....................................        (3,500)        (5,645)
Preferred stock dividends ..........................            79             --
                                                          --------       --------
      Loss attributable to common stock ............      $ (3,579)      $ (5,645)
                                                          ========       ========

      Net loss per common share ....................      $  (0.33)      $  (0.41)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                        SIX MONTHS ENDED MARCH 31,
                                                                        --------------------------
                                                                            1996           1997
                                                                         ---------      ----------
                                                                                (UNAUDITED)
Cash flow from operating activities:
Net loss ..........................................................      $ (7,239)      $ (8,821)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation ..................................................           780          1,282
    Amortization of  intangibles ..................................        10,061         16,282
    Amortization of OID and debt issuance costs ...................         8,633         10,009
    Deferred tax benefit ..........................................            --         (2,327)
    Provision for doubtful accounts ...............................         1,039          1,792
Changes in assets and liabilities, net of effects of acquisitions:
    Receivables ...................................................        (3,005)        (3,566)
    Inventories ...................................................           271             49
    Prepaid expenses and deposits .................................          (438)          (298)
    Accounts payable ..............................................           416            (88)
    Accrued liabilities ...........................................          (355)          (838)
    Deferred revenue ..............................................           352            722
                                                                         --------       --------
         Net cash provided by operating activities ................        10,515         14,198
                                                                         --------       --------

Cash flows from investing activities:
    Cash restricted for acquisitions ..............................             0         (1,336)
    Purchases of property and equipment ...........................        (2,387)        (3,260)
    Sales of assets previously held for sale ......................            --            187
    Acquisitions, net of cash received ............................       (38,776)       (37,893)
    Payments on purchase holdbacks ................................           (50)          (331)
    Deferred acquisition payments .................................        (1,295)          (977)
    Acquisition transition costs ..................................        (1,525)        (1,136)
                                                                         --------       --------
              Net cash used in investing activities ...............       (44,033)       (44,746)
                                                                         --------       --------

Cash flows from financing activities:
    Payments on long-term debt ....................................       (23,828)        (7,500)
    Proceeds from long-term debt ..................................        38,077         37,002
    Debt and equity issuance costs ................................          (634)          (753)
    Issuance of preferred and common stock and warrants ...........        23,648             17
    Cash dividends paid ...........................................          (168)            --
                                                                         --------       --------
         Net cash provided by financing activities ................        37,095         28,766
                                                                         --------       --------
         Net decrease in cash and cash equivalents ................         3,577         (1,782)
Cash and cash equivalents:
    Beginning of period ...........................................         1,256          1,782
                                                                         --------       --------
    End of period .................................................      $  4,833       $      0
                                                                         ========       ========

Interest paid during the period ...................................      $  1,500       $  4,087
                                                                         ========       ========

Taxes paid during current year (see Note 6) .......................      $     --       $    627
                                                                         ========       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)


1.    BASIS OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION:

      The accompanying unaudited consolidated financial statements include the accounts of Protection One, Inc. ("POI") and its wholly owned subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring" and together with POI, the "Company"). Monitoring's former wholly owned subsidiary, Security Holdings, Inc. was merged into Monitoring on March 31, 1997. The assets, results of operations and stockholder's equity of Monitoring comprise substantially all the assets, results of operations and stockholders' equity of the Company on a consolidated basis. POI's principal assets and sole operations are in and through its investment in Monitoring. All significant intercompany balances and transactions have been eliminated in consolidation. Separate financial statements for Monitoring have not been provided because the Company does not believe such separate financial statements are material to investors. Summarized consolidated financial information of Monitoring is included in Note 9. The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 1996. In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Certain items in the September 30, 1996 financial statements have been reclassified to conform to the March 31, 1997 presentation.

Recent Accounting Pronouncement: In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share", which is required to be adopted in 1997. The unaudited pro forma "basic" and "diluted" earnings per share under the new standard do not differ from the earnings per share calculated under the existing standard.

2.    RECEIVABLES:

      Receivables, which consist primarily of trade accounts receivable of $22,552 at March 31, 1997 and $18,284 at September 30, 1996 have been reduced by allowances for doubtful accounts of $7,643 and $5,541, respectively. Included in receivables and deferred revenue at March 31, 1997 and September 30, 1996 are invoices billed in advance of the periods in which services are provided totaling $8,364 and $7,309, respectively. The provisions for doubtful accounts for the six months ended March 31, 1997 and 1996 were $1.8 million and $1.0 million, respectively.

3.    SUBSCRIBER ACCOUNTS AND INTANGIBLES:

      Subscriber accounts and intangibles (at cost) consist of the following:

                                       September 30,    March 31,
                                           1996           1997
                                        ---------       ---------
     Acquired subscriber accounts       $ 298,767       $ 355,397
     Debt issuance costs .........         11,847          12,607
     Goodwill and other ..........          2,497           4,049
                                        ---------       ---------
                                          313,111         372,053
     Less accumulated amortization        (55,757)        (72,860)
                                        ---------       ---------
                                        $ 257,354       $ 299,193
                                        =========       =========

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS (CONT.)
                          (Dollar amounts in thousands)


3.    SUBSCRIBER ACCOUNTS AND INTANGIBLES (CONT.):

Reconciliation of acquired subscriber accounts:

                                                            Six Months
                                             Year Ended       Ended
                                            September 30,    March 31,
                                                1996           1997
                                            -------------    ---------
     Balance, beginning of period .....      $ 184,463       $ 298,767
     Acquisition of subscriber accounts        119,629          59,021
     Charges against purchase holdbacks         (5,325)         (2,391)
                                             ---------       ---------
     Balance, end of period ...........      $ 298,767       $ 355,397
                                             =========       =========

In conjunction with certain purchases of subscriber accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired subscriber accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed.

Reconciliation of purchase holdbacks:

                                                             Six Months
                                             Year Ended        Ended
                                            September 30,     March 31,
                                                 1996           1997
                                            -------------    ----------
     Balance, beginning of period ......      $  4,949       $  9,942
     Purchase holdback additions .......        13,850          5,956
     Charges against subscriber accounts        (5,325)        (2,391)
     Cash paid to sellers ..............        (3,532)          (331)
                                              --------       --------
     Balance, end of period ............      $  9,942       $ 13,176
                                              ========       ========

4.    LOSS PER COMMON SHARE:

         The computation of fully diluted net loss per share for each of the periods presented was antidilutive; as such, no presentation of fully diluted earnings per share has been included in the consolidated statements of operations. The weighted average shares outstanding used in the computation of the net loss attributable to common shares are as follows:

                       Six Months Ended               Three Months Ended
                           March 31,                       March 31,
                  --------------------------     ----------------------------
                     1996            1997            1996             1997
                   ---------      ----------      ----------       ----------
Common Stock       9,959,926      13,576,579      10,828,400       13,707,012

5.    DIVIDEND RESTRICTIONS:

           The Company's Amended and Restated Credit Agreement (the "Credit Agreement") governing its revolving credit facility (the "Revolving Credit Facility") and the Indenture governing Monitoring's 13 5/8% Senior Subordinated Discount Notes due 2005 (the "Discount Notes") place certain restrictions on POI's and Monitoring's ability to make dividend payments, distributions and other asset transfers in respect of such company's capital stock. At March 31, 1997, under provisions of the Credit Agreement (the most restrictive agreement), no amounts were available for such dividend payments, distributions or other transfers by POI or Monitoring.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS (CONT.)
                          (Dollar amounts in thousands)

6.    INCOME TAXES:

      For the six months ended March 31, 1997, the Company experienced a net increase in its net deferred tax asset valuation allowance of $3.3 million. At March 31, 1997, the Company had $28.1 million in Federal net operating loss ("NOL") carryforwards for regular tax purposes and $29.3 million for alternative minimum tax ("AMT NOL") purposes, which expire in the years 2006-2010. These carryforwards are available, subject to certain restrictions, to reduce taxable income, alternative minimum taxable income and income taxes payable in future years. As a result of the issuance of warrants in conjunction with the Company's refinancing plan, as well as various prior issuances of preferred and common stock and stock warrants, there are annual limitations on the amount of regular tax NOL and AMT NOL carryforwards, that can be used to reduce taxable income, alternative minimum taxable income and income tax payable. Future substantial changes in the Company's ownership could create additional limitations. The Company has utilized $4.0 million in net operating loss carryforwards for the six months ended March 31, 1997 which results in the effective tax rate being lower than the expected statutory rate.

      The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                                                 September 30,    March 31,
                                                                     1996           1997
                                                                   --------       --------
     Deferred tax assets:
          Allowances for doubtful accounts ..................      $  2,214       $  2,966
          Acquisition transition costs and purchase holdbacks         5,701          7,778
          Performance warrants ..............................         1,662          1,685
          Net operating loss carryforwards ..................        12,814         10,279
          OID amortization ..................................         8,634         11,858
          Other .............................................           139             61
          Less valuation allowance ..........................        (1,907)        (5,199)
                                                                   --------       --------
               Total deferred tax assets ....................        29,257         29,428
          Deferred tax liabilities:
             Differences in depreciation, amortization and
              acquisition basis .............................       (29,257)       (28,624)
                                                                   --------       --------
               Net deferred tax asset .......................      $     --       $    804
                                                                   ========       ========

      The valuation allowances at September 30, 1996 and March 31, 1997 reflect current estimates of limitations on utilization of NOL carryforwards for Federal and state income tax purposes.

      The balance sheet presentation of the net deferred tax asset is as follows:

                                  September 30,         March 31,
                                      1996                1997
                                  -------------         ---------
     Current deferred tax asset      $7,561              $9,197
     Non-current deferred
       tax liability                  7,561               8,393
                                     ------              ------
                                     $   --              $  804
                                     ======              ======

      In October, 1996, the Company acquired all of the outstanding shares of Security Holdings, Inc. For financial reporting purposes, the assets acquired and the liabilities assumed were valued at fair market value as of the date of purchase. For income tax reporting purposes, the acquisition was treated as a non-taxable stock purchase with acquired assets and liabilities retaining their historical tax basis. The deferred tax liability resulting from the acquisition basis difference exceeded the Company's existing net deferred tax asset (before reduction for valuation allowance) at the date of acquisition. Consequently, the existing deferred tax asset valuation allowance as of the acquisition date was eliminated. This resulted in a reduction to the goodwill and deferred tax liability account balances that were recognized as a result of

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS (CONT.)
                          (Dollar amounts in thousands)

6.    INCOME TAXES (CONT.):

the acquisition. For the six months ended March 31, 1997, the Company generated (subsequent to the acquisition) additional deferred tax assets which exceeded the Company's net deferred tax liability. To the extent these additional deferred tax assets offset the net deferred tax liability that was required to be recognized on the acquisition, a deferred income tax benefit was recognized on the Company's income statement. Due to uncertainties regarding the future utilization of a portion of the deferred tax asset, a valuation allowance was recorded.

7.    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

           Acquisitions:

                                                Six months ended March 31,
                                                --------------------------
                                                    1996           1997
                                                 --------       --------
Subscriber accounts acquired ..............      $ 51,925       $ 56,708
Goodwill ..................................            --          1,523
Inventories ...............................            78             39
Accounts receivable, net ..................            56            282
Property and equipment ....................            22             18
Other assets acquired .....................           235            137
                                                 --------       --------
     Total assets acquired ................        52,316         58,707
                                                 --------       --------

Cash paid to seller .......................        38,382         37,471
Stock issued to seller ....................            --          9,406
Acquisition expenses ......................           391            572
Purchase holdbacks ........................         7,207          3,235
Acquisition transition reserves ...........         2,303          3,675
Deferred revenue acquired .................         2,074          1,492
Other liabilities assumed .................         1,959          2,856
                                                 --------       --------
     Purchase price and assumed liabilities      $ 52,316       $ 58,707
                                                 ========       ========

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

      The following reflects (decreases) in assets and decreases (increases) in liabilities and capital stock resulting from non-cash investing and financing activities which occurred in the six months ended March 31, 1996:

                                                                                Additional      Series H
                                                      Purchase       Common       Paid-In      Preferred
                                      Intangibles     Holdbacks       Stock       Capital        Stock
                                      -----------     ---------      --------   -----------    ----------
Charge off of purchase holdbacks...     $(1,436)      $ 1,436            --            --            --
Conversion of Series H Preferred...          --            --       $    (7)      $(6,120)      $ 6,127

Reclassification of stock
  offering costs ..................        (507)           --            --           507            --
                                        -------       -------       -------       -------       -------
                                        $(1,943)      $ 1,436       $    (7)      $(5,613)      $ 6,127
                                        =======       =======       =======       =======       =======

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS (CONT.)
                          (Dollar amounts in thousands)

7.  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES(CONT.)

      The following reflects increases (decreases) in assets and increases in liabilities and capital stock resulting from non-cash investing and financing activities which occurred in six months ended March 31, 1997:

                                                                                                                  Additional
                                                 Other      Assets Held                  Purchase      Common       Paid-In
                                               Receivables   For Sale     Intangibles    Holdbacks      Stock       Capital
                                               -----------  ------------  -----------    ---------     --------   -----------

Chargeoff of purchase holdbacks .............                               $(2,391)      $ 2,391
Common shares issued for acquisitions .......                                 9,406                     $    (8)   $(9,398)

Sale of guard and patrol operations .........   $   588        $ (588)
                                                -------        ------       -------       -------       -------    -------
                                                $   588        $ (588)      $ 7,015       $ 2,391       $    (8)   $(9,398)
                                                =======        ======       =======       =======       =======    =======


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

9.    SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION:

      POI has fully and unconditionally guaranteed the Discount Notes and the $103.5 million principal amount of 6 3/4% Convertible Senior Subordinated Notes due 2003 (the "Convertible Notes") on a joint and several basis. The assets, results of operations and stockholder's equity of Monitoring comprise substantially all of the assets, results of operations and stockholders' equity of the Company on a consolidated basis. POI's principal assets and sole operations are in and through its investment in Monitoring. Monitoring's former wholly owned subsidiary, Security Holdings, Inc., was merged into Monitoring on March 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. Separate audited financial statements for Monitoring have not been provided because the Company does not believe such separate financial statements and separate summarized financial information are material to investors. Summarized consolidated financial information of Monitoring is presented below:

                                                      September 30,     March 31,
                                                           1996           1997
                                                      -------------    ----------
                                                        (unaudited)    (unaudited)
Summarized Balance Sheet
Assets
 Current assets ..................................       $ 28,907       $ 32,806
    Subscriber accounts and intangibles, net .....       $257,354       $299,193

    Other non-current assets .....................       $ 11,375       $ 12,397
Liabilities and Stockholders' Equity
    Deferred revenue .............................       $ 13,827       $ 16,042
    Other current liabilities ....................       $ 20,712       $ 25,543
    Long-term debt, net of current portion .......       $225,650       $264,340
    Other long-term liabilities ..................       $  8,620       $  9,042

    Stockholders' equity .........................       $ 28,827       $ 29,429


                                                    Three Months     Three Months     Six Months       Six Months
                                                        Ended            Ended           Ended            Ended
                                                    March 3, 1996    March 31, 1997  March 31, 1996    March 31, 1997
                                                    -------------    --------------  --------------    --------------
Summarized Statements of Operations
Revenue ....................................          $  17,666        $  24,414        $  33,178        $  47,075
      Gross Profit .........................          $  12,280        $  17,387        $  22,951        $  33,354
      Net loss .............................          $  (3,500)       $  (5,645)       $  (7,239)       $  (8,821)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this section are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as the Company or its management "believes," "expects," "anticipates" or other words of similar import. Similarly, statements herein that describe the Company's objectives, plans or goals are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Information with respect to these risks and uncertainties is included on pages 5-11 of POI's prospectus dated January 2, 1997, and under the caption "Risk Factors" in Item 5(d) on the Current Report on Form 8-K filed by Protection One, Inc. and Protection One Alarm Monitoring, Inc. dated September 20, 1996, which information is incorporated herein by reference. POI's sole asset is, and all of POI's operations are conducted through, POI's investment in Monitoring; in addition, all of Monitoring's long-term debt has been guaranteed on a full and unconditional basis by POI. Accordingly, no separate analysis of results of operations of Monitoring has been included herein.

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

      The Company also purchases portfolios of subscriber accounts. Because the Company typically acquires only the subscriber accounts (and not the accounts receivable or similar assets) of the sellers, the Company focuses its pre-acquisition review and analysis on the quality and stability of the subscriber accounts to verify the monthly recurring revenue ("MRR") represented by such accounts. If the subscriber accounts to be purchased pass such due diligence scrutiny, the Company then applies its monitoring and other servicing costs to such MRR as a basis for determining the purchase price to be paid by the Company. To protect the Company against the loss of acquired accounts, the Company typically seeks to obtain from the seller a guarantee against the subscriber account cancellation for a period following the acquisition and the right to retain a portion of the acquisition price (a "purchase price holdback") against the MRR lost due to subscriber account cancellations during the specified period. The Company obtains a similar purchase price holdback in its purchases through the Dealer Program.

      During the six months ended March 31, 1997 (the "first half of fiscal 1997"), the Company added (through its Dealer Program and acquisitions of nine portfolios of subscriber accounts) an aggregate of approximately 48,400 subscriber accounts for a total purchase price of approximately $59.0 million. The MRR of the acquired accounts ranged from approximately $15.00 to $60.00, with an average MRR of $28.27. Of the nine acquisitions completed during the first half of fiscal 1997 by the Company, purchase price holdbacks in amounts that ranged from 0% to 20% of the initial purchase price (and averaged 12% of the initial purchase price) and attrition guarantee periods ranged from 0 months to 12 months (and averaged 11.9 months).

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

      The following table sets forth the Company's gross subscriber attrition and net MRR attrition for the periods indicated:

                                                TWELVE MONTHS ENDED
                                ---------------------------------------------------
                                3/31/96   6/30/96    9/30/96    12/31/96    3/31/97
                                -------   -------    -------    --------    -------
Gross subscriber attrition      20.5%      19.9%      18.3%      16.6%      17.6%
Net MRR attrition                7.9        7.1        7.0        6.5        6.9

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

      The table below sets forth the change in the Company's subscriber base over the periods indicated below:

                                                                TWELVE MONTHS
                                                                ENDED MARCH 31,
                                                           -----------------------
                                                             1996           1997
                                                           --------       --------
Number of subscribers:
  Beginning of period ...............................       107,401        165,242
  Additions through portfolio acquisitions and Dealer
    Program, net of sales of subscriber accounts ....        80,449         93,283
  Installations by Company personnel ................         1,179            504
  Reconnects and conversions ........................         4,023          4,818
  Gross subscriber attrition ........................       (27,810)       (35,022)
                                                           --------       --------
     End of period ..................................       165,242        228,825
                                                           ========       ========

      Change in Presentation Format. Beginning with its Quarterly Report on Form 10-Q for the first quarter of fiscal 1997, the Company made changes to its presentation of income statement information. First, the Company has reclassified revenues and cost of revenues associated with its alarm response and patrol operations from the "other" category to "monitoring and related services." The "other" category now reflects solely results from the Company's installation, lock and other operations. The Company made this change to better reflect its efforts to sell a bundle of monitoring, field service and alarm response services to both existing and new subscribers. Second, the Company has reclassified depreciation expense from monitoring and service cost of revenues, other cost of revenues and the selling, general and administrative expenses category, and included depreciation expense in a line item entitled "amortization of intangibles and depreciation expense." The Company made this change to allow readers to more easily calculate the aggregate amount of non-cash charges in the income statement. Finally, the Company has reclassified customer service expense from monitoring and service cost of revenues to selling, general and administrative expenses. This change reflects the Company's move to centralize all customer service functions into a single facility in Chatsworth, California. Customer service personnel formerly dedicated to the support of monitoring and related services are responsible for the Company's entire customer service efforts. Results reported in this Quarterly Report for the three and six months ended March 31, 1996 have been modified to reflect these changes and make the information for such periods comparable to information for the three and six months ended March 31, 1997.

The table below displays selected income statement data for fiscal years 1994-1996 after giving effect to the changes described above:

                                                                   Year Ended September 30,
                                                          -------------------------------------
                                                            1994           1995          1996
                                                          --------       --------      --------
Revenues:
   Monitoring and related services .................      $ 29,297       $ 48,909      $ 68,778
   Other ...........................................         5,183          6,973         4,679
                                                          --------       --------      --------
      Total revenues ...............................        34,480         55,882        73,457
Cost of revenues:
   Monitoring and related services .................         8,355         13,627        19,065
   Other ...........................................         3,224          3,887         2,513
                                                          --------       --------      --------
      Total cost of revenues .......................        11,579         17,514        21,578
                                                          --------       --------      --------
Gross profit .......................................        22,901         38,368        51,879

Selling, general and administrative expense ........        10,607         13,031        15,478
Loss on acquisition terminations ...................            26            208            --
Performance warrants compensation expense ..........         4,504             --            --
Acquisition and transition expenses ................            --          3,090         4,219
Amortization of intangibles and depreciation expense         9,290         16,543        25,121
                                                          --------       --------      --------
     Operating income (loss) .......................      $ (1,526)      $  5,496      $  7,061
                                                          ========       ========      ========

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                             Six Months Ended      Three Months Ended
                                                                  March 31,              March 31,
                                                            ------------------     -------------------
                                                             1996        1997        1996        1997
                                                            -----       -----       -----       -----
Revenues:
  Monitoring and related services ..................         93.3%       96.4%       93.0%       96.1%
  Other ............................................          6.7         3.6         7.0         3.9
                                                            -----       -----       -----       -----
          Total revenues ...........................        100.0%      100.0%      100.0%      100.0%
                                                            =====       =====       =====       =====
Cost of revenues:
        Monitoring and related services ............         26.7%       26.7%       26.5%       26.6%
   Other ...........................................          4.1         2.4         4.0         2.2
                                                            -----       -----       -----       -----
          Total cost of revenues ...................         30.8        29.1        30.5        28.8
                                                            -----       -----       -----       -----
          Gross profit .............................         69.2        70.9        69.5        71.2
Selling, general and administrative expense ........         20.8        20.3        20.4        20.6
Acquisition and transition expenses ................          5.8         5.6         6.6         5.6
Amortization of intangibles and depreciation expense         32.7        37.3        32.2        37.9
                                                            -----       -----       -----       -----
          Operating income (loss) ..................          9.9%        7.7%       10.3%        7.1%
                                                            =====       =====       =====       =====

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

      Revenues for the six months ended March 31, 1997 increased by approximately $13.9 million, or 41.9%, to $47.1 million from $33.2 million for the comparable period in 1996. Monitoring and related services revenues increased by approximately $14.4 million, or 46.5%, a substantial majority of this increase resulted from the addition of subscribers through the Dealer Program and the acquisition of portfolios of subscriber accounts. The Company's subscriber base increased by 38.5% to approximately 228,825 subscribers at March 31, 1997 as compared to 165,242 subscribers at March 31, 1996. The sale of enhanced services and new subscribers generated by Company personnel comprised the remainder of revenue growth. Other revenues, consisting primarily of revenues generated by the Company's installation and lock businesses, decreased by $0.5 million, or 22.8%, to $1.7 million. Such decrease was caused primarily by a decline in installation revenues of 28.2%, or approximately $0.4 million. The decline in installation revenues resulted from the Company's continued emphasis on growth through the Dealer Program and acquisitions, rather than through the sale of new alarm systems by Company personnel.

      Cost of revenues for the six months ended March 31, 1997 increased by approximately $3.5 million, or 34.2%, to $13.7 million. Cost of revenues as a percentage of total revenues declined to 29.1% for the six months ended March 31, 1997 from 30.8% for the comparable period in fiscal 1996. Monitoring and related services expenses increased by approximately $3.7 million, or 42.0%, reflecting increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and related services expenses as a percentage of monitoring and related services revenues decreased to 27.7% for the six months ended March 31, 1997 from 28.6% during the comparable period in fiscal 1996. Such decrease was generated by efficiencies realized in the monitoring center and by greater service technician productivity. Other expenses decreased by approximately $0.2 million, or 16.6%, to approximately $1.1 million for the six months ended March 31, 1997 from $1.3 million for the six months ended March 31, 1996. The decrease primarily was caused by a 16.1% decrease ($0.1 million) in installation expense.

      Gross profit for the six months ended March 31, 1997 was approximately $33.4 million, representing an increase of approximately $10.4 million, or 45.3%, over the $23.0 million of gross profit recognized in the comparable period in fiscal 1996. Such increase was caused primarily by an increase in monitoring and related services activities, which paralleled the increase in the Company's subscriber base noted above. Gross profit as a percentage of total revenues was 70.9% for the six months ended March 31, 1997 compared to 69.2% for the comparable period in fiscal 1996. This increase was caused by both an improvement in the gross profit margin for monitoring and related services and an increase in monitoring and related services revenues as a percentage of total revenues (96.4% for the six months ended March 31, 1997 compared to 93.3% for the six months ended March 31, 1996). Gross profit from other revenues declined to approximately $0.6 million for the six months ended March 31, 1997 from $0.8 million for the comparable period in fiscal 1996. Such decline was caused primarily by a decrease in the gross profit from reduced installation activities.

      Selling, general and administrative expenses rose to approximately $9.5 million in the six months ended March 31, 1997, which represents an increase of approximately $2.6 million, or 37.9%, over selling, general and administrative expenses in the comparable period in fiscal 1996. The majority of the increase reflects higher general and administrative expenses arising from the Company's growth, including the addition of two branch offices and the implementation of a 24 hour, 7 day a week customer service call center. Such figure as a percentage of total revenues decreased from 20.8% in the six months ended March 31, 1996 to 20.3% in the six months ended March 31, 1997. Advertising and marketing expenses are expensed as incurred and comprised less than 1% of revenues in each of the six month periods ended March 31, 1996 and 1997. The provision for doubtful accounts increased to approximately $1.8 million for the six months ended March 31, 1997 from $1.0 million for the comparable period in fiscal 1996.

      Acquisition and transition expenses for the six months ended March 31, 1997 totaled $2.6 million compared to $1.9 million for the comparable period in fiscal 1996. Such expenses will fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition and Dealer Program activity and its ability to require sellers to bear certain of such acquisition-related expenses.

      Amortization of intangibles and depreciation expense for the six months ended March 31, 1997 increased by approximately $6.7 million, or 62.0%, to $17.6 million. This increase is primarily the result of the addition of subscriber accounts through the acquisition of portfolios of subscriber accounts and through the Dealer Program.

      Operating income for the six months ended March 31, 1997 was $3.6 million, compared to $3.3 million in the comparable period in fiscal 1996. Operating income as a percentage of total revenues was 7.7% in the six months ended March 31, 1997, compared to 9.9% in the comparable period in fiscal 1996. The decrease in such figure over the comparable period in fiscal 1996 reflects substantial increases in operating expenses and amortization expense, offset by improvement in the Company's gross profit and higher revenues.

      Interest expense, net and amortization of debt issuance costs and OID. These amounts increased by $3.6 million, or 34.1%, to $14.1 million in the six months ended March 31, 1997, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth.

      Balance sheet data. At March 31, 1997, the Company's working capital deficit was $8.8 million, as compared to a working capital deficit of $5.6 million at September 30, 1996. This decrease of $4.4 million in the working capital deficit was caused primarily by an increase of $2.2 million in accounts receivable and a $1.6 million increase in deferred tax assets offset by increases in purchase holdbacks of $3.2 million, acquisition transition costs of $2.5 million, deferred revenues of $2.2 million and a decrease in cash of $0.4 million. Subscriber accounts and intangibles, net, increased to $299.2 million at March 31, 1997 from $257.4 million at September 30, 1996. This increase of $41.8 million, or 16.2%, was caused by the addition of new subscribers, net of amortization expense. Total stockholders' equity increased to approximately $29.4 million at March 31, 1997 from $28.8 million at September 30, 1996. The increase in such figure reflects the issuance of shares of the Company's Common Stock as a portion of the purchase price of Security Holdings, Inc. (approximately $7.3 million) and Phillips Electronics, Inc. (approximately $2.0 million), offset by the Company's $8.8 million loss for the six months ended March 31, 1997.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

      Revenues for the three months ended March 31, 1997 (the "second quarter of fiscal 1997") increased by approximately $6.7 million, or 38.2%, to $24.4 million from $17.7 million for the comparable period in 1996 (the "second quarter of fiscal 1996"). Monitoring and related services revenues increased by approximately $7.0 million, or 42.7%, a substantial majority of this increase resulted from the addition of subscribers through the Dealer Program and the acquisition of portfolios of subscriber accounts. The sale of enhanced services and new subscribers generated by Company personnel comprised the remainder of revenue growth. Other revenues, consisting primarily of revenues generated by the Company's installation and lock businesses, decreased by $0.3 million, or 22.0%, to $1.0 million. Such decrease was caused by a decline in installation revenues of 17.9%, or approximately $0.1 million.

      Cost of revenues for the second quarter of fiscal 1997 increased by approximately $1.6 million, or 30.5%, to $7.0 million. Cost of revenues as a percentage of total revenues declined to 28.8% for the second quarter of fiscal 1997 from 30.5% for the comparable period in fiscal 1996. Monitoring and related services expenses increased by approximately

$1.8 million, or 39.1%, primarily due to increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and related services expenses as a percentage of monitoring and related services revenues decreased to 27.7% for the second quarter of fiscal 1997 from 28.5% during the comparable period in fiscal 1996. Such decrease was generated by efficiencies realized in the monitoring center and by greater service technician productivity. Other expenses decreased by approximately $0.2 million, or 26.2%, to approximately $0.5 million for the second quarter in fiscal 1997 from $0.7 million for the second quarter of fiscal 1996. The decrease primarily was caused by a 24.8% decrease ($0.1 million) in installation expense.

      Gross profit for the second quarter of fiscal 1997 was approximately $17.4 million, representing an increase of approximately $5.1 million, or 41.6%, over the $12.3 million of gross profit recognized in the comparable period in fiscal 1996. Such increase was caused primarily by an increase in monitoring and related services activities, which paralleled the increase in the Company's subscriber base noted above. Gross profit as a percentage of total revenues was 71.2% for the second quarter of fiscal 1997 compared to 69.5% for the comparable period in fiscal 1996. This increase was caused primarily by an improved gross profit margin for monitoring and related services and an increase in monitoring and related services revenues as a percentage of total revenues (96.1% for the second quarter of fiscal 1997 compared to 93.0% for the second quarter of fiscal
1996). Gross profit from other revenues declined to approximately $0.4 million for the second quarter of fiscal 1997 from $0.5 million for the comparable period in fiscal 1996. Such decline was caused primarily by a decrease in the gross profit from reduced installation activities.

      Selling, general and administrative expenses rose to $5.0 million in the second quarter of fiscal 1997, which represents an increase of approximately $1.4 million, or 39.9%, over selling, general and administrative expenses in the comparable period in fiscal 1996. The majority of the increase reflects higher general and administrative expenses arising from the Company's growth, including the addition of two branch offices. Such figure as a percentage of total revenues increased from 20.4% in the second quarter of fiscal 1996 to 20.6% in the second quarter of fiscal 1997. Advertising and marketing expenses are expensed as incurred and comprised less than 1% of revenues in each of the quarters ending March 31, 1996 and 1997. The provision for doubtful accounts increased to approximately $1.0 million for the second quarter of fiscal 1997 from $0.6 million for the comparable period in fiscal 1996.

      Acquisition and transition expenses for the second quarter of fiscal 1997 totaled $1.4 million compared to $1.2 million for the comparable period in fiscal 1996. As described above, such expenses will fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition and Dealer Program activity and its ability to require sellers to bear certain of such acquisition-related expenses.

      Amortization of intangibles and depreciation expense for the second quarter of fiscal 1997 increased by approximately $3.6 million, or 62.8%, to $9.2 million. This increase is primarily the result of the addition of subscriber accounts through the acquisition of portfolios of subscriber accounts and through the Dealer Program.

      Operating income for the second quarter of fiscal 1997 was $1.7 million, compared to $1.8 million in the comparable period in fiscal 1996. Operating income as a percentage of total revenues was 7.1% in the second quarter of fiscal 1997, compared to 10.3% in the comparable period in fiscal 1996. The decrease in such figure over the comparable period in fiscal 1996 reflects substantial increases in operating expenses and amortization expense, offset by improvement in the Company's gross profit and higher revenues.

      Interest expense, net and amortization of debt issuance costs and OID. These amounts increased by $2.0 million, or 36.8%, to $7.3 million in the second quarter of fiscal 1997, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth.


LIQUIDITY AND CAPITAL RESOURCES

      General. Since its formation in September 1991, the Company has financed its operations and growth from a combination of capital raised through debt and equity offerings and to a lesser extent, cash flow from operations. During the fiscal 1994-1996 period, the Company completed three long-term debt offerings, including the proceeds of the $50.0 million principal amount of senior subordinated notes issued in November 1993 (which notes were retired in fiscal
1995), $166.0 million principal amount ($105.2 million net proceeds) of senior subordinated discount notes issued in May 1995

(the "Discount Notes") and $103.5 million principal amount of senior subordinated convertible notes issued in September and October of 1996 (the "Convertible Notes"); the Company also has utilized borrowings under its Revolving Credit Facility to fund acquisitions and the Dealer Program. In September 1994, the Company raised $18.3 million in net proceeds from its initial public offering of Common Stock and in February 1996, the Company raised $23.1 million in net proceeds from another public offering of the Common Stock. The Company intends to continue to use cash flows from operations, together with borrowings under the Revolving Credit Facility, to finance the addition of subscriber accounts and capital expenditures. Although the Company anticipates that it will continue to acquire portfolios of subscriber accounts, the Company cannot estimate the number, the size, or timing of such acquisitions. Depending on such factors, additional funds beyond those currently available to the Company may be required to continue the acquisition program and to finance the Dealer Program, and there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

      On a long-term basis, the Company has several material commitments. Borrowings under the Revolving Credit Facility were approximately $21.3 million at March 31, 1997 and could be as high as $100.0 million through the period ended January 3, 2000, the current maturity date of the Revolving Credit Facility. While the Company believes it will be able to obtain further extensions of the maturity date of the Revolving Credit Facility from time to time, or will be able to refinance the Revolving Credit Facility prior to its maturity date, there can be no assurance that the Company will be able to do so. The Convertible Notes require the Company to make semi-annual cash interest payments of $3.5 million, the first of which was made on March 15, 1997. The Discount Notes require the Company to begin to make interest payments on such obligations on December 31, 1998. Based on an interest rate of 13 5/8%, such payment will be approximately $11.3 million semiannually, or approximately $22.6 million on an annual basis. As a result, a substantial portion of the Company's cash flows from operations will be required to make interest payments on the Convertible Notes and the Discount Notes, and there can be no assurance that the Company's cash flow from operations will be sufficient to meet such obligation, or that there will be sufficient funds available to the Company after such interest payments to meet other debt, capital expenditure and operational obligations. The $103.5 million principal amount of the Convertible Notes matures on September 15, 2003, although the Notes may be converted into Common Stock at any time prior to such date. The $166.0 million principal amount of Discount Notes matures on June 30, 2005. There can be no assurance that the Company will have the cash necessary to repay either the Convertible Notes or the Discount Notes at maturity or will be able to refinance such obligations. The Company maintains a $2.0 million letter of credit sub-facility under its Revolving Credit Facility, and has extended an approximately $0.8 million letter of credit to a seller, scheduled payments under which are approximately $0.4 million during each of fiscal 1998 and 1999.

      The Company has had, and expects to continue to have, a working capital deficit. At March 31, 1997, the Company had a working capital deficit of $8.8 million. There are two principal categories of current liabilities that cause the Company to have a working capital deficit: (i) "purchase holdbacks," which represent the portion of the aggregate acquisition cost of subscriber accounts retained by the Company to offset lost MRR arising from the cancellation of acquired accounts; and (ii) "deferred revenue," which represents billings and cash collections received by the Company from its subscriber base in advance of performance of services. Both purchase holdbacks and deferred revenues are recorded as a current liability on the Company's balance sheet.

      The Company generated $14.2 million of net cash provided by operating activities in the six months ended March 31, 1997, compared to $10.5 million net cash provided by operating activities for the comparable period in fiscal 1996. The increase in net cash provided by operating activities reflects the Company's substantial growth.

      In the six months ended March 31, 1997, the Company's net cash used in investing activities was $44.7 million, compared to $44.0 million during the six months ended March 31, 1996. Investing activities during the six months ended March 31, 1997 included purchases through the Dealer Program, as well as the acquisition of portfolios of subscriber accounts, including the purchase of Security Holdings, Inc. and Phillips Electronics, Inc.

      During the six months ended March 31, 1997, the Company's net cash provided by financing activities was $28.8 million, compared to $37.1 million for the six months ended March 31, 1996. The Company's primary financing activities during the six months ended March 31, 1997 were the issuance of $13.5 million of Convertible Notes pursuant to the underwriters' exercise of an over-allotment option and $9.3 million of Common Stock in connection with the acquisitions of Security Holdings, Inc. ($7.3 million) and Phillips Electronics, Inc. ($2.0 million).

      The Discount Notes Indenture, the Convertible Notes Indenture and the Credit Agreements contain certain restrictions on transfers of funds, such as dividends, loans and advances, by the Company. The Company believes that such restrictions have not had and will not have a significant impact on the Company's ability to meet its cash obligations. The Company does not anticipate payment of dividends on Common Stock, and such dividends are currently prohibited by the Credit Agreement and the Discount Notes Indenture.

      Capital Expenditures. The Company anticipates making capital expenditures in the remainder of fiscal 1997 of approximately $2.0 million for routine replacement and upgrading of vehicles, computers and other capital items. In addition, the Company anticipates making capital expenditures of approximately $0.7 million to complete a project to upgrade its monitoring and administrative hardware and software. The Company believes the installation of the new computer software will create efficiencies Company-wide, and particularly in the customer service, data entry and field maintenance and repair functions. The Company believes the complete implementation of the new software will not occur until the end of fiscal 1997. The Company believes cash flows from operations, together with borrowing under the Revolving Credit Facility, will be sufficient to fund the Company's capital expenditures in fiscal 1997.

                                     PART II

                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES


      Amendment of Certificate of Incorporation. As previously reported, the Fifth Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), of Protection One, Inc. ("POI") was further amended effective upon the filing of a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of Delaware on February 6, 1997, to increase the number of authorized shares of Common Stock from 24,000,000 shares to 40,000,000 shares. For additional information with respect to this amendment, see Item 2 of POI's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

      Issuances of Securities. Pursuant to an Agreement for Purchase and Sale of Assets dated as of March 19, 1997 (the "Purchase Agreement"), Protection One Alarm Monitoring, Inc. ("Monitoring") purchased the security alarm accounts, equipment, telephone line and certain other assets of Peterson Alarm Service of Riverside, California ("Peterson Alarm"). In consideration of the acquisition, Monitoring (i) assumed certain operating obligations of Peterson Alarm, (ii) paid to Mr. Homer Peterson, the owner of Peterson Alarm, approximately $922,000 in cash, and (iii) delivered to Mr. Peterson 11,904 shares of Common Stock (the "Shares") newly issued by POI, which number was valued for purposes of the acquisition at the average of the closing price of the Common Stock on the NASDAQ National Market during the period of the 10 most recent trading days ending on the second trading day prior to the acquisition.

      The offer and sale of the Shares was not registered under the Securities Act in reliance on Section 4(2) thereof. Mr. Peterson certified to POI that Mr. Peterson was an "accredited investor" as such term is defined in Rule 501 under the Securities Act, and was provided by POI with registration statements and reports of, and access to other information concerning POI and its subsidiaries. Mr. Peterson represented to POI that he was acquiring the Shares for investment and not with a view to distribution thereof. No underwriter participated in the offer or sale of any of these securities and no underwriter's fees or commissions were paid.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

                                     PART II

                                OTHER INFORMATION



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The 1997 annual meeting of POI's stockholders (the "Annual Meeting") was held on January 29, 1997. All directors nominated were elected at the Annual Meeting. For the election of directors, the results were as follows:

     James M. Mackenzie, Jr ...................       For:           10,479,922
                                                      Withheld:          15,400

     Robert Chefitz ...........................       For:           10,479,922
                                                      Withheld:          15,400

     Ben Enis .................................       For:           10,478,987
                                                      Withheld:          16,335

     James Q. Wilson ..........................       For:           10,479,122
                                                      Withheld:          16,200

           On the ratification of the appointment of Coopers & Lybrand LLP as auditors for fiscal 1997, the results were as follows:

           For:                             10,479,457
           Against:                             15,165
           Abstained:                              700

           On the proposal to amend the Certificate of Incorporation to increase the authorized number of shares of Common Stock to 40,000,000, the results were as follows:

           For:                              9,738,334
           Against:                            574,088
           Abstained:                            2,900
           Broker Non-Votes:                   270,354

           On the proposal to amend the 1994 Stock Option Plan as amended, to increase the number of shares of Common Stock for which options might be issued, the results were as follows:

           For:                              8,879,934
           Against:                          1,440,688
           Abstained:                              700
           Broker Non-Votes:                   270,354


ITEM 5.    OTHER INFORMATION

           None.

                                     PART II

                                OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number                                Exhibit
------                                -------
3.1       Fifth Restated Certificate of Incorporation of Protection One, Inc.,
          as amended (incorporated by reference to Exhibit 3.1 to the Quarterly
          Report on Form 10-Q filed by Protection One, Inc. ("POI") and
          Protection One Alarm Monitoring, Inc. ("Monitoring") for the quarter ended December 31, 1996).

3.2 Certificate of Incorporation of Monitoring (incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333-09401) filed by POI and Monitoring on August 1, 1996).

3.3 By-laws of POI, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1996).

3.4 By-laws of Monitoring (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by POI and Monitoring for the fiscal year ended September 30, 1994).

10.1      Second Amendment to Amended and Restated Credit Agreement dated as of
          March 31, 1997, among Monitoring, Heller Financial Inc. and the other financial institutions signatory thereto as Lenders.

10.2 Amendment No. 1 to Amended and Restated Employment Agreement dated as of February 28, 1997, between POI and John W. Hesse.

27.1      Financial Data Schedule.

99.1 Information included under the caption "Risk Factors" on pages 5-11 of POI's Prospectus dated January 2, 1997, as filed pursuant to Rule
          424(b) (incorporated by reference to said Prospectus, which is a part of POI's Registration Statement on Form S-3 (Registration No.
          333-18159)).


      Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

May 12, 1997                              PROTECTION ONE, INC.
                                          PROTECTION ONE ALARM MONITORING, INC.


                                          By:  /s/ John W. Hesse
                                             -------------------------------
                                                   John W. Hesse
                                              Executive Vice President
                                             and Chief Financial Officer

Exhibit                                                                         Sequential
Number                              Exhibit                                       Page #
-------                             -------                                     -----------
3.1       Fifth Restated Certificate of Incorporation of Protection One, Inc.,
          as amended (incorporated by reference to Exhibit 3.1 to the Quarterly
          Report on Form 10-Q filed by Protection One, Inc. ("POI") and
          Protection One Alarm Monitoring, Inc. ("Monitoring") for the quarter ended December 31, 1996). ..............................................

3.2       Certificate of Incorporation of Monitoring (incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333-09401)
          filed by POI and Monitoring on August 1, 1996).
          ........................................................................

3.3       By-laws of POI, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1996).......................................

3.4       By-laws of Monitoring (incorporated by reference to Exhibit 3.2 to the
          Annual Report on Form 10-K filed by POI and Monitoring for the fiscal year ended September 30, 1994)..........................................

10.1      Second Amendment to Amended and Restated Credit Agreement dated as of
          March 31, 1997, among Monitoring, Heller Financial Inc. and the other financial institutions signatory thereto as Lenders..................... 24-28

10.2      Amendment No. 1 to Amended and Restated Employment Agreement dated as
          of February 28, 1997, between POI and John W. Hesse.....................    29

27.1      Financial Data Schedule.................................................    30

99.1      Information included under the caption "Risk Factors" on pages 5-11 of
          POI's Prospectus dated January 2, 1997, as filed pursuant to Rule
          424(b) (incorporated by reference to said Prospectus, which is a part of POI's Registration Statement on Form S-3
          (Registration No. 333-18159))...........................................