Form 10-Q
period 1997-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1997-08-14
CIK 916230, 916310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       or
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

         93-1063818                                      93-1064579
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)

       6011 Bristol Parkway,                       6011 Bristol Parkway,
   Culver City, California 90230               Culver City, California 90230
(Address of Principal Executive                Address of Principal Executive
    Offices, Including Zip Code)                Offices, Including Zip Code)

       (310) 342-6300                                 (310) 342-6300
(Registrant's Telephone Number,               (Registrant's Telephone Number,
     Including Area Code)                           Including Area Code)


         Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 8, 1997, Protection One, Inc. had outstanding 14,081,418 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                                     PART I


ITEM 1.    FINANCIAL STATEMENTS

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                          SEPTEMBER 30,             JUNE 30,
                                                                             1996                    1997
                                                                          -------------           -----------
                                                                                                  (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents..................................          $  1,782                 $  1,105
      Restricted cash............................................             3,680                    4,063
      Receivables, net...........................................            12,743                   15,167
      Inventories................................................             1,920                    1,785
      Prepaid expenses...........................................             1,221                    1,722
      Deferred tax asset.........................................             7,561                    9,506
                                                                           --------                 --------
           Total current assets..................................            28,907                   33,348
Property and equipment, net......................................             9,952                   14,747
Subscriber accounts and intangibles, net.........................           257,354                  308,925
Assets held for sale.............................................               775                        -
Deposits.........................................................               648                      547
                                                                           --------                 --------
                                                                           $297,636                 $357,567
                                                                           ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable...........................................          $  2,278                 $  3,047
      Accrued salaries, wages and benefits.......................             1,495                    1,377
      Other accruals.............................................             1,048                    2,317
      Purchase holdbacks.........................................             9,942                   13,616
      Acquisition transition costs...............................             4,326                    6,137
      Other current liabilities..................................             1,623                      536
      Capital leases payable.....................................                --                      481
      Deferred revenue...........................................            13,827                   16,391
                                                                           --------                 --------
           Total current liabilities.............................            34,539                   43,902
Long-term debt, net of current portion...........................           225,650                  279,750
Deferred tax liability...........................................             7,561                    8,180
Other liabilities................................................             1,059                    1,375
                                                                           --------                 --------
           Total liabilities.....................................           268,809                  333,207
                                                                           --------                 --------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Common Stock, $.01 par value, 40,000,000 shares authorized,
  12,914,783 and 13,810,039 shares issued and outstanding,
   at September 30, 1996 and June 30, 1997, respectively.........               129                      138
Additional paid-in capital.......................................            79,767                   90,400
Accumulated deficit..............................................           (51,069)                 (66,178)
                                                                           --------                 --------
           Total stockholders' equity............................            28,827                   24,360
                                                                           --------                 --------
                                                                           $297,636                 $357,567
                                                                           ========                 ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollar amounts in thousands, except for per share amounts)

                                                                           NINE MONTHS ENDED JUNE 30,
                                                                         ---------------------------------
                                                                           1996                    1997
                                                                         --------                ---------
                                                                                   (UNAUDITED)
Revenues:
      Monitoring and related services............................        $ 48,550                $ 69,391
      Other......................................................           3,245                   2,563
                                                                         --------                --------
           Total revenues........................................          51,795                  71,954

Cost of revenues:
      Monitoring and related services............................          13,583                  19,054
      Other......................................................           1,990                   1,715
                                                                         --------                --------
           Total cost of revenues................................          15,573                  20,769
                                                                         --------                --------
           Gross profit..........................................          36,222                  51,185
Selling, general and administrative expenses.....................          10,594                  14,255
Acquisition and transition expenses..............................           3,049                   4,207
Amortization of intangibles and depreciation expense.............          17,358                  27,628
                                                                         --------                --------
           Operating income......................................           5,221                   5,095
Other expenses:
      Interest expense, net......................................           3,052                   6,450
      Amortization of OID and debt issuance costs................          13,159                  15,267
      Loss on sales of assets....................................              19                      --
      Loss on assets held for sale...............................              --                     231
                                                                         --------                --------
           Loss before income taxes..............................         (11,009)                (16,853)
Income tax (benefit) expense.....................................              90                  (1,744)
                                                                         --------                --------
      Net loss...................................................         (11,099)                (15,109)
Preferred stock dividends........................................             248                      --
                                                                         --------                --------
      Loss attributable to common stock..........................        $(11,347)               $(15,109)
                                                                         ========                ========

      Net loss per common share..................................        $  (1.06)               $  (1.11)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                             Three months ended June 30,
                                                                            1996                   1997
                                                                          -------                 -------
                                                                                   (unaudited)
Revenues:
      Monitoring and related services............................         $17,585                 $24,025
      Other......................................................           1,032                     854
                                                                          -------                 -------
           Total revenues........................................          18,617                  24,879

Cost of revenues:
      Monitoring and related services............................           4,730                   6,480
      Other......................................................             616                     569
                                                                          -------                 -------
           Total cost of revenues................................           5,346                   7,049
                                                                          -------                 -------
           Gross profit..........................................          13,271                  17,830
Selling, general and administrative expenses.....................           3,680                   4,721
Acquisition and transition expenses..............................           1,122                   1,574
Amortization of intangibles and depreciation expense.............           6,516                  10,063
                                                                          -------                 -------
           Operating income......................................           1,953                   1,472
Other expenses:
      Interest expense, net......................................           1,196                   2,395
      Amortization of OID and debt issuance costs................           4,527                   5,258
      Loss on assets held for sale...............................              --                      64
                                                                          -------                 -------
           Loss before income taxes..............................          (3,770)                 (6,245)
Income tax expense...............................................              90                      42
                                                                          -------                 -------
      Net loss...................................................          (3,860)                 (6,287)
Preferred stock dividends........................................              --                      --
                                                                          -------                 -------
      Loss attributable to common stock..........................         $(3,860)                $(6,287)
                                                                          =======                 =======

      Net loss per common share..................................         $ (0.31)                $ (0.46)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            Nine months ended June 30,
                                                                           1996                  1997
                                                                         --------             ----------
                                                                                  (unaudited)
  Cash flow from operating activities:
  Net loss ......................................................         (11,099)               $(15,109)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
      Depreciation...............................................           1,250                   2,274
      Amortization of  intangibles...............................          16,108                  25,353
      Amortization of OID and debt issuance costs................          13,159                  15,267
      Deferred tax benefit.......................................              --                  (1,326)
      Provision for doubtful accounts............................           1,518                   2,426
  Changes in assets and liabilities, net of effects
     of acquisitions:
      Receivables................................................          (5,359)                 (4,666)
      Inventories................................................             528                     174
      Prepaid expenses and deposits..............................            (505)                   (437)
      Accounts payable...........................................             681                     769
      Accrued liabilities........................................            (389)                    707
      Deferred revenue...........................................             663                     676
                                                                         --------                 -------
           Net cash provided by operating activities.............          16,555                  26,108
                                                                         --------                 -------

  Cash flows from investing activities:
      Cash restricted for acquisitions...........................              --                    (383)
      Purchases of property and equipment........................          (4,706)                 (5,744)
      Sales of assets previously held for sale...................              --                     205
      Acquisitions, net of cash received.........................         (72,275)                (56,182)
      Payments on purchase holdbacks.............................            (133)                 (1,099)
      Deferred acquisition payments..............................          (1,438)                 (1,470)
      Acquisition transition costs...............................          (2,272)                 (1,632)
                                                                         --------                 -------
           Net cash used in investing activities.................         (80,824)                (66,305)
                                                                         --------                 -------

  Cash flows from financing activities:
      Payments on long-term debt.................................         (23,828)                 (7,500)
      Proceeds from long-term debt...............................          72,619                  47,579
      Debt and equity issuance costs.............................            (666)                   (753)
      Issuance of preferred and common stock and warrants........          23,483                     194
      Cash dividends paid........................................            (248)                     --
                                                                         --------                 -------
           Net cash provided by financing activities.............          71,360                  39,520
                                                                         --------                 -------
           Net increase (decrease) in cash and cash equivalents..           7,091                    (677)
  Cash and cash equivalents:
      Beginning of period........................................           1,256                   1,782
                                                                         --------                 -------
      End of period..............................................        $  8,347                 $ 1,105
                                                                         ========                 =======

  Interest paid during the period................................        $  3,181                 $ 4,727
                                                                         ========                 =======

  Taxes paid during current year (see Note 6)....................        $     93                 $ 1,489
                                                                         ========                 =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)


1.    BASIS OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION:

      The accompanying unaudited consolidated financial statements include the accounts of Protection One, Inc. ("POI") and its wholly owned subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring" and together with POI, the "Company"). The assets, results of operations and stockholder's equity of Monitoring comprise substantially all the assets, results of operations and stockholders' equity of the Company on a consolidated basis. POI's principal assets and sole operations are in and through its investment in Monitoring. All significant intercompany balances and transactions have been eliminated in consolidation. Separate financial statements for Monitoring have not been provided because the Company does not believe such separate financial statements are material to investors. Summarized consolidated financial information of Monitoring is included in Note 9. The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 1996. In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

      Certain items in the September 30, 1996 financial statements have been reclassified to conform to the June 30, 1997 presentation. See "Overview - Changes in Presentation Format" included in Item 2 hereof.

      Recent Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 - "Earnings per Share", which is required to be adopted in 1997. The unaudited pro forma "basic" and "diluted" earnings per share under the new standard do not differ from the earnings per share calculated under the existing standard.

      In June 1997, FASB issued SFAS No. 130 - "Reporting Comprehensive Income", which is required to be adopted for fiscal years beginning after December 15, 1997. The statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. As the required disclosures will be supplementary to the existing required financial information, the new pronouncement will not affect previously reported results of operations.

2.    RECEIVABLES:

      Receivables, which consist primarily of trade accounts receivable, of $24,393 at June 30, 1997 and $18,284 at September 30, 1996, have been reduced by allowances for doubtful accounts of $9,226 and $5,541, respectively. Included in receivables and deferred revenue at June 30, 1997 and September 30, 1996 are invoices billed in advance of the periods in which services are provided totaling $8,645 and $7,309, respectively. The provisions for doubtful accounts for the nine months ended June 30, 1997 and 1996 were $2.4 million and $1.5 million, respectively. Bad debt expense increased from 2.9% to 3.3% of revenues for the nine month periods ending June 30, 1996 and June 30, 1997, respectively. This increase reflects a stricter application of the Company's past due policies.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS (cont.)
                          (Dollar amounts in thousands)


3.    SUBSCRIBER ACCOUNTS AND INTANGIBLES:

      Subscriber accounts and intangibles (at cost) consist of the following:

                                                                         September 30,            June 30,
                                                                             1996                   1997
                                                                         -------------           -----------
           Acquired subscriber accounts..........................           $298,767                $74,427
           Debt issuance costs...................................             11,847                 12,805
           Goodwill and other....................................              2,497                  4,049
                                                                            --------                -------
                                                                             313,111                391,281
           Less accumulated amortization.........................            (55,757)               (82,356)
                                                                            --------                -------
                                                                            $257,354               $308,925
                                                                            ========               ========


      Reconciliation of acquired subscriber accounts:

                                                                                                 Nine Months
                                                                           Year Ended               Ended
                                                                         September 30,             June 30,
                                                                               1996                  1997
                                                                         -------------           -----------
           Balance, beginning of period..........................           $184,463               $298,767
           Acquisition of subscriber accounts....................            119,629                 79,132
           Charges against purchase holdbacks....................             (5,325)                (3,472)
                                                                            --------               --------
           Balance, end of period................................           $298,767               $374,427
                                                                            ========               ========

      In conjunction with certain purchases of subscriber accounts, the Company holds back a portion of the purchase price to offset qualifying attrition of the acquired subscriber accounts for a specified period as provided for in the purchase agreements, and for purchase price settlements of assets acquired and liabilities assumed.

      Reconciliation of purchase holdbacks:

                                                                                                 Nine Months
                                                                           Year Ended               Ended
                                                                         September 30,             June 30,
                                                                               1996                 1997
                                                                         -------------           -----------
           Balance, beginning of period..........................           $  4,949               $  9,942
           Purchase holdback additions...........................             13,850                  8,352
           Charges against subscriber accounts...................             (5,325)                (3,472)
           Cash paid to sellers..................................             (3,532)                (1,054)
           Other.................................................                 --                   (152)
                                                                            --------               --------
           Balance, end of period................................           $  9,942               $ 13,616
                                                                            ========               ========

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS (cont.)
                          (Dollar amounts in thousands)

4.    LOSS PER COMMON SHARE:

      The computation of fully diluted net loss per share for each of the periods presented was antidilutive; as such, no presentation of fully diluted earnings per share has been included in the consolidated statements of operations. The weighted average shares outstanding used in the computation of the net loss attributable to common shares are as follows:

                                         Nine Months Ended                        Three Months Ended
                                             June 30,                                  June 30,
                                    ---------------------------                 --------------------------
                                       1996             1997                      1996              1997
                                    ----------       ----------                 ----------       ---------
Common Stock                        10,749,983       13,632,675                 12,330,317       13,744,869

5.    DIVIDEND RESTRICTIONS:

      The Company's Amended and Restated Credit Agreement (the "Credit Agreement") governing its revolving credit facility (the "Revolving Credit Facility") and the Indenture governing Monitoring's 13 5/8% Senior Subordinated Discount Notes due 2005 (the "Discount Notes") place certain restrictions on POI's and Monitoring's ability to make dividend payments, distributions and other asset transfers in respect of such company's capital stock. At June 30, 1997, under provisions of the Credit Agreement (the most restrictive agreement), no amounts were available for such dividend payments, distributions or other transfers by POI or Monitoring.


6.    INCOME TAXES:

      For the nine months ended June 30, 1997, the Company experienced a net increase in its net deferred tax asset valuation allowance of $3.9 million. At June 30, 1997, the Company had $26.4 million in Federal net operating loss ("NOL") carryforwards for regular tax purposes and $27.5 million for alternative minimum tax ("AMT NOL") purposes, which expire in the years 2006-2010. These carryforwards are available, subject to certain restrictions, to reduce taxable income, alternative minimum taxable income and income taxes payable in future years. As a result of the issuance of warrants in conjunction with the Company's refinancing plan, as well as various prior issuances of preferred and common stock and stock warrants, there are annual limitations on the amount of regular tax NOL and AMT NOL carryforwards, that can be used to reduce taxable income, alternative minimum taxable income and income tax payable. Future substantial changes in the Company's ownership could create additional limitations. The Company has utilized $5.9 million in net operating loss carryforwards for the nine months ended June 30, 1997.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS (cont.)
                          (Dollar amounts in thousands)

6.    INCOME TAXES (CONT.):

      The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                                                         September 30,             June 30,
                                                                             1996                    1997
                                                                         -------------             ---------
      Deferred tax assets:
           Allowances for doubtful accounts......................            $ 2,214               $  3,580
           Acquisition transition costs and purchase holdbacks...              5,701                  7,666
           Performance warrants..................................              1,662                  1,685
           Net operating loss carryforwards......................             12,814                  9,607
           OID amortization......................................              8,634                 13,685
           Other.................................................                139                     61
           Less valuation allowance..............................             (1,907)                (5,823)
                                                                             -------               --------
                Total deferred tax assets........................             29,257                 30,461
           Deferred tax liabilities:
              Differences in depreciation, amortization and
               acquisition basis.................................            (29,257)               (29,135)
                                                                             -------               --------
                Net deferred tax asset...........................            $    --               $  1,326
                                                                             =======               ========

      The valuation allowances at September 30, 1996 and June 30, 1997 reflect current estimates of limitations on utilization of NOL carryforwards for Federal and state income tax purposes.

      The balance sheet presentation of the net deferred tax asset is as follows:

                                                                         September 30,             June 30,
                                                                             1996                     1997
                                                                         -------------             ---------
           Current deferred tax asset............................             $7,561                 $9,506
           Non-current deferred tax liability....................              7,561                  8,180
                                                                              ------                 ------
                                                                              $   --                 $1,326
                                                                              ======                 ======

      In October, 1996, the Company acquired all of the outstanding shares of Security Holdings, Inc. (which was merged into Monitoring in March 1997). For financial reporting purposes, the assets acquired and the liabilities assumed were valued at fair market value as of the date of purchase. For income tax reporting purposes, the acquisition was treated as a non-taxable stock purchase with acquired assets and liabilities retaining their historical tax basis. The deferred tax liability resulting from the acquisition basis difference exceeded the Company's existing net deferred tax asset (before reduction for valuation allowance) at the date of acquisition. Consequently, the existing deferred tax asset valuation allowance as of the acquisition date was eliminated. This resulted in a reduction to the goodwill and deferred tax liability account balances that were recognized as a result of the acquisition. For the nine months ended June 30, 1997, the Company generated (subsequent to the acquisition) additional deferred tax assets which exceeded the Company's net deferred tax liability. To the extent these additional deferred tax assets offset the net deferred tax liability that was required to be recognized on the acquisition, a deferred income tax benefit was recognized on the Company's income statement. Due to uncertainties regarding the future utilization of a portion of the deferred tax asset, a valuation allowance was recorded.

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS (cont.)
                          (Dollar amounts in thousands)

7.    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

           Acquisitions:
                                                                               Nine months ended June 30,
                                                                            -------------------------------
                                                                               1996                  1997
                                                                            --------                -------
      Subscriber accounts acquired...............................           $ 95,506                $75,738
      Goodwill...................................................                 --                  1,523
      Inventories................................................                786                     39
      Accounts receivable, net...................................              1,588                    282
      Property and equipment.....................................              1,884                     18
      Other assets acquired......................................              1,674                     61
                                                                            --------                -------
           Total assets acquired.................................            101,438                 77,661
                                                                            --------                -------

      Cash paid to seller........................................             72,757                 54,489
      Stock issued to seller.....................................              6,843                 10,448
      Acquisition expenses.......................................                646                    752
      Purchase holdbacks.........................................              8,682                  8,352
      Acquisition transition reserves............................              4,781                  3,443
      Deferred revenue acquired..................................              3,934                  1,888
      Other liabilities assumed..................................              3,795                  2,967
                                                                            --------                -------
           Purchase price and assumed liabilities................           $101,438                $77,661
                                                                            ========                =======

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

      The following reflects (decreases) in assets and decreases (increases) in liabilities and capital stock resulting from non-cash investing and financing activities which occurred in the nine months ended June 30, 1996:

                                                                                    Additional      Series H
                                                         Purchase       Common        Paid-In      Preferred
                                         Intangibles     Holdbacks       Stock        Capital        Stock
                                         -----------     ---------      ------      ----------     ---------
Charge off of purchase holdbacks......     $(3,911)        $3,911          --            --             --
Conversion of Series H Preferred......          --             --        $ (7)      $ (6,120)        $6,127
Common shares issued for Metrol.......       6,843             --          (4)        (6,839)            --
Reclassification of stock offering
costs.................................        (539)            --          --            539             --
                                           -------         ------        ----       --------         ------
                                           $ 2,393         $3,911        $(11)      $(12,420)        $6,127
                                           =======         ======        ====       ========         ======

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS (cont.)
                          (Dollar amounts in thousands)

7.  Supplemental Disclosure of Noncash Investing and Financing Activities(cont.)

      The following reflects increases (decreases) in assets and increases in liabilities and capital stock resulting from non-cash investing and financing activities which occurred in nine months ended June 30, 1997:

                                               Other     Assets Held                 Purchase    Common      Additional
                                            Receivables    For Sale    Intangibles   Holdbacks    Stock    Paid-In Capital
                                            -----------  -----------   -----------   ---------   -------   ---------------
Chargeoff of purchase holdbacks......                                   ($3,472)     $3,472
Common shares issued for
  acquisitions.......................                                    10,448                   ($9)      ($10,439)
Sale of guard and patrol operations..           $588       ($588)
                                                ----       -----        -------      ------       ---       --------
                                                $588       ($588)       $6,976       $3,472       ($9)      ($10,439)
                                                ====       =====        ======       ======       ===       ========

8.    COMMITMENTS AND CONTINGENCIES:

      The Company is a party to claims and other matters of litigation incidental to the normal course of business. The ultimate outcome of these matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

9.    SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION:

      POI has fully and unconditionally guaranteed the Discount Notes and the $103.5 million principal amount of Monitoring's 6 3/4% Convertible Senior Subordinated Notes due 2003 (the "Convertible Notes") on a joint and several basis. The assets, results of operations and stockholder's equity of Monitoring comprise substantially all of the assets, results of operations and stockholders' equity of the Company on a consolidated basis. POI's principal assets and sole operations are in and through its investment in Monitoring. All significant intercompany balances and transactions have been eliminated in consolidation. Separate financial statements for Monitoring have not been provided because the Company does not believe such separate financial statements and separate summarized financial information are material to investors. Summarized consolidated financial information of Monitoring is presented below:

                                                       September 30,       June 30,
                                                          1996               1997
                                                       -------------      -----------
                                                        (unaudited)       (unaudited)
Summarized Balance Sheet
Assets
         Current assets............................      $ 28,907          $ 33,348
         Subscriber accounts and intangibles, net..      $257,354          $308,925
         Other non-current assets..................      $ 11,375          $ 15,294
Liabilities and Stockholders' Equity
         Deferred revenue..........................      $ 13,827          $ 16,391
         Other current liabilities.................      $ 20,712          $ 27,511
         Long-term debt, net of current portion....      $225,650          $279,750
         Other long-term liabilities...............      $  8,620          $  9,555
         Stockholders' equity......................      $ 28,827          $ 24,360


                                                      Three Months Ended June 30,         Nine Months Ended June 30,
                                                      ---------------------------         --------------------------
                                                        1996              1997              1996             1997
                                                      --------           --------         --------          --------
Summarized Statements of Operations
    Revenue.....................................      $18,617            $24,879         $ 51,795           $ 71,954
    Gross Profit................................      $ 5,346            $ 7,049         $ 36,222           $ 51,185
    Net loss....................................      $(3,860)           $(6,287)        $(11,099)          $(15,109)

                      PROTECTION ONE, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS (cont.)
                          (Dollar amounts in thousands)

10.   SUBSEQUENT EVENTS:

      On July 30, 1997, POI entered into a Contribution Agreement dated as of July 30, 1997 (the "Contribution Agreement"), with Western Resources, Inc., a Kansas corporation ("Western Resources"). Pursuant to, and on and subject to the terms and conditions of, the Contribution Agreement, Western Resources will contribute to POI all of the outstanding capital stock of WestSec, Inc and Westar Security, Inc., which provide security alarm monitoring services under the Westinghouse, Westar and other trade names, and an aggregate of approximately $320 million in cash, net; in consideration of such contribution, POI will issue to Western Resources (the "Share Issuance") that number of shares of the Common Stock, par value $.01 per share, of POI ("POI Common Stock") equal to the product of (x) .801 and (y) the sum of (A) the aggregate number of shares of POI Common Stock outstanding immediately following the issuance (including, for this purpose, shares issued pursuant to the Contribution Agreement, but excluding any shares issued pursuant to the Stock Option Agreement (as defined below) and (B) the aggregate number of shares of POI Common Stock issuable as of the closing under the Contribution Agreement (the "Closing") pursuant to then outstanding options and warrants of POI. Following the Closing Date, POI will
(i) pay to the holders of record of POI Common Stock on the Closing Date a dividend of $7.00 per share, (ii) pay a cash bonus to POI Common Stock option holders an amount equal to $7.00 per share of Common Stock issuable upon the exercise of options held by such persons, (iii) pay to the holders of record of certain warrants who are entitled, pursuant to the terms governing other warrants, to receive such payment, $7.00 with respect to each share of Common Stock issuable upon exercise of such warrants. In accordance with the agreements and other documents governing other warrants issued by POI, POI will reduce the exercise price of, and/or increase the number of shares of POI Common Stock issuable upon exercise of, such warrants.

      Consummation of the Share Issuance is subject to, among other things, the approval of the Share Issuance by the stockholders of POI and regulatory approvals, including expiration or termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

      Concurrently with entering into the Contribution Agreement, POI and Western Resources entered into a Stock Option Agreement dated as of July 30, 1997 (the "Stock Option Agreement"), pursuant to which POI granted Western Resources an option to purchase up to 2,750,238 shares (subject to adjustment) of POI Common Stock, which option is exercisable under certain circumstances (i) if the Contribution Agreement is terminated, at a price of $13.50 per share, and
(ii) if the Share Issuance occurs, at a price of $15.50 per share. In addition, the directors and officers of POI and certain other POI stockholders (the "Stockholders") have entered into an Option and Voting Agreement dated as of July 30, 1997 (the "Option and Voting Agreement"), with Western Resources pursuant to which the Stockholders have agreed, among other things, (i) to grant Western Resources an option under certain circumstances to buy all shares of POI Common Stock owned by the Stockholders, and (ii) to grant Western Resources an irrevocable proxy to vote all shares of POI Common Stock owned by the Stockholders so as to facilitate consummation of the Share Issuance.

      Copies of the Contribution Agreement, Stock Option Agreement and the Option and Voting Agreements are attached as Exhibits 2.1, 10.1 and 10.2, respectively, to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 30, 1997, Protection One, Inc. announced that it had entered into an agreement with Western Resources, Inc. ("Western Resources") pursuant to which POI would acquire the security alarm monitoring businesses of Western Resources, and would issue to Western Resources a sufficient number of shares of POI common stock to cause POI to become a more that 80%-owned subsidiary of Western Resources. For additional information with respect to the proposed transaction, see Note 10 to the consolidated financial statements of the Company included in
Item 1 of this report.

This Management's Discussion and Analysis is based on the Company's own historical financial results of operations and financial condition, and includes certain forward-looking statements based on that information. Consummation of the transaction with Western Resources is subject to the approval of the Company's stockholders, the receipt of certain regulatory approvals and various other conditions, and is not expected to occur, if at all, prior to the end of the Company's current fiscal year. Investors should be aware that the discussion below does not, in general, reflect the impact that the proposed transaction with Western Resources will have on the future revenues, expenses and net income or loss, or the future liquidity and capital resources, of the post-acquisition Company, and that the results of operations and financial condition of the post-acquisition Company may not follow the same historical trends or be subject to or reflect the same dependence on the economic and competitive factors described below.

Certain matters discussed in this Item 2 are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as the Company or its management "believes," "expects," "anticipates" or other words of similar import. Similarly, statements herein that describe the Company's objectives, plans or goals are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Information with respect to these risks and uncertainties is included on pages 5-11 of POI's prospectus dated January 2, 1997, which information is incorporated herein by reference. POI's sole asset is, and all of POI's operations are conducted through, POI's investment in Monitoring; in addition, all of Monitoring's long-term debt has been guaranteed on a full and unconditional basis by POI. Accordingly, no separate analysis of results of operations of Monitoring has been included herein.


OVERVIEW

         For an overview of the Company's accounting policies and specific discussions of, among other things, a change in the method of accounting for certain acquisition and transition expenses and the impact of SFAS 121 on the Company's financial statements, see the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

    Acquisition and Dealer Program Activity. A significant portion of the Company's growth has been generated by the purchase of subscriber accounts through the Company's Dealer Program and through the acquisition of portfolios of subscriber accounts from other alarm companies. The Company's Dealer Program consists of exclusive purchase agreements with independent alarm companies specializing in the sale and installation of new alarm systems. Dealer Program participants install alarm systems (which have a Protection One logo on the keypad), arrange for subscribers to enter into Protection One alarm monitoring agreements, and install Protection One yard signs and window decals. Substantially all of these subscribers are contacted individually by Company personnel, at the time of purchase of the accounts from the dealer, to facilitate customer satisfaction and quality control. In addition, the Company requires dealers to evaluate the credit history of prospective new subscribers.

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

    During the nine months ended June 30, 1997, the Company added (through its Dealer Program and acquisitions of nine portfolios of subscriber accounts) an aggregate of approximately 66,700 subscriber accounts for a total purchase price of approximately $79.1 million. The MRR of the acquired accounts ranged from approximately $15.00 to $60.00, with an average MRR of $28.87. Of the nine acquisitions completed during the first nine months of fiscal 1997 by the Company, purchase price holdbacks ranged from 0% to 20% of the initial purchase price (and averaged 12.4% of the initial purchase price) and attrition guarantee periods ranged from 0 months to 12 months (and averaged 11.9 months).

    Subscriber Attrition. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts. Gross subscriber attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to the number of subscribers who disconnect service during such period and the denominator of which is the average of the number of subscribers at each month end during such period. Net MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is an amount equal to gross MRR lost as the result of canceled subscriber accounts or services during such period, net of
(i) MRR generated during such period by the sale of additional services and increases in rates to existing subscribers; (ii) MRR generated during such period from the connection of subscribers who move into premises previously occupied by subscribers and in which existing systems are installed and from conversion of accounts that were previously monitored by other companies to the Company's monitoring service (i.e., "reconnects" and "conversions"); and (iii) MRR attributable to canceled accounts that, by virtue of a purchase holdback are "put" back to the seller of such accounts during such period (i.e., "guaranteed accounts"); and the denominator of which is the average month-end MRR in effect during such period. While the Company reduces the gross MRR lost during a period by the amount of guaranteed accounts provided for in purchase agreements with sellers, in some cases the Company may not collect all or any of the reimbursement due it from the sellers.

    The following table sets forth the Company's gross subscriber attrition and net MRR attrition for the periods indicated:

                                                                 Twelve Months Ended
                                              -------------------------------------------------------------
                                              6/30/96      9/30/96      12/31/96      3/31/97       6/30/97
                                              -------------------------------------------------------------
      Gross subscriber attrition.......        19.9%        18.3%         16.6%         17.6%        16.5%
      Net MRR attrition................         7.1          7.0           6.5           6.9          6.7

    Management has established target ranges for gross subscriber attrition and net MRR attrition of 16-18% and 6-8% respectively. Fluctuations in gross subscriber attrition reflect changes in levels of acquisition activity, the rate at which subscribers move, the number of subscribers who the Company disconnects for non-payment and customer satisfaction with the Company's customer service and field repair functions. Changes in net MRR attrition are caused by the factors impacting gross subscriber attrition, as well as changes in the Company's ability to generate reconnects and conversions, to create MRR through the sale of additional services and price increases and to obtain purchase holdbacks covering the loss of acquired subscribers. Gross subscriber and net MRR attrition declined during the twelve months ended June 30, 1997 from the twelve months ended March 31, 1997 due to fewer cancellations arising from acquired customer assimilation and better customer service performance. The Company anticipates a slight increase in net MRR attrition for the twelve month period ending September 30, 1997 due to a decrease in the level of acquired customers covered by purchase holdbacks. Although management believes net MRR attrition for the period will fall within the 6-8% target range discussed above, there can be no assurance that such target range will be met, however.

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

    The table below sets forth the change in the Company's subscriber base over the periods indicated below:

                                                                Twelve Months
                                                                Ended June 30,
                                                              ------------------
                                                               1996          1997
                                                               ----          ----
    Number of subscribers:
      Beginning of period.................................    131,166      184,352
      Additions through portfolio acquisitions and Dealer
        Program, net of sales of subscriber accounts......     77,187       81,886
      Installations by Company personnel..................        984          391
      Reconnects and conversions..........................      4,243        4,938
      Gross subscriber attrition..........................    (29,228)      (35,326)
                                                              -------       -------
         End of period....................................    184,352      236,241
                                                              =======      =======

    Change in Presentation Format. Beginning with its Quarterly Report on Form 10-Q for the first quarter of fiscal 1997, the Company made changes to its presentation of income statement information. First, the Company has reclassified revenues and cost of revenues associated with its alarm response and patrol operations from the "other" category to "monitoring and related services." The "other" category now reflects solely results from the Company's installation, lock and other operations. The Company made this change to better reflect its efforts to sell a bundle of monitoring, field service and alarm response services to both existing and new subscribers. Second, the Company has reclassified depreciation expense from monitoring and service cost of revenues, other cost of revenues and the selling, general and administrative expenses category, and included depreciation expense in a line item entitled "amortization of intangibles and depreciation expense." The Company made this change to allow readers to more easily calculate the aggregate amount of non-cash charges in the income statement. Finally, the Company has reclassified customer service expense from monitoring and service cost of revenues to selling, general and administrative expenses. This change reflects the Company's move to centralize all customer service functions into a single facility in Chatsworth, California. Customer service personnel formerly dedicated to the support of monitoring and related services are responsible for the Company's entire customer service efforts. Results reported in this Quarterly Report for the three and nine months ended June 30, 1996 have been modified to reflect these changes and make the information for such periods comparable to information for the three and nine months ended June 30, 1997.

The table below displays selected income statement data for fiscal years 1994-1996 after giving effect to the changes described above:

                                                                             Year Ended September 30,
                                                                   -------------------------------------------
                                                                     1994             1995             1996
                                                                   -------          -------           --------
Revenues:
   Monitoring and related services.......................          $29,297          $48,909           $68,778
  Other..................................................            5,183            6,973             4,679
                                                                   -------          -------           -------
      Total revenues.....................................           34,480           55,882            73,457
Cost of revenues:
   Monitoring and related services.......................            8,355           13,627            19,065
   Other.................................................            3,224            3,887             2,513
                                                                   -------          -------           -------

      Total cost of revenues.............................           11,579           17,514            21,578
                                                                   -------          -------           -------
Gross profit.............................................           22,901           38,368            51,879

Selling, general and administrative expense..............           10,607           13,031            15,478
Loss on acquisition terminations.........................               26              208                --
Performance warrants compensation expense................            4,504               --                --
Acquisition and transition expenses......................               --            3,090             4,219
Amortization of intangibles and depreciation expense.....            9,290           16,543            25,121
                                                                   -------          -------           -------
     Operating income (loss).............................          $(1,526)         $ 5,496           $ 7,061
                                                                   ========         =======           =======


RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                                    Nine Months Ended     Three Months Ended
                                                                        June 30,                 June 30,
                                                                    -----------------     ---------------------
                                                                    1996        1997       1996           1997
                                                                    ----        ----       -----          ----
           Revenues:
             Monitoring and related services...................     93.7%       96.4%         94.5%       96.6%
             Other.............................................      6.3         3.6           5.5         3.4
                                                                   -----       -----         -----       -----
                     Total revenues............................    100.0%      100.0%        100.0%      100.0%
                                                                   -----       -----         -----       -----
           Cost of revenues:
                   Monitoring and related services.............     26.2%       26.5%         25.4%       26.0%
              Other............................................      3.9         2.4           3.3         2.3
                                                                   ------      -----         -----       -----
                     Total cost of revenues....................     30.1        28.9          28.7        28.3
                                                                   ------      -----         -----       -----
                     Gross profit..............................     69.9%       71.1          71.3        71.7
           Selling, general and administrative expense.........     20.5        19.8          19.8        19.0
           Acquisition and transition expenses.................      5.8         5.8           6.0         6.3
           Amortization of intangibles and depreciation expense     33.5        38.4          35.0        40.5
                                                                   ------      -----         -----       -----
                     Operating income .........................     10.1%        7.1%         10.5%        5.9%
                                                                   =====       =====         =====       =====

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

    Revenues for the nine months ended June 30, 1997 increased by approximately $20.2 million, or 38.9%, to $72.0 million from $51.8 million for the comparable period in 1996. Monitoring and related services revenues increased by approximately $20.8 million, or 42.9%, a substantial majority of which increase resulted from the addition of subscribers through the Dealer Program and the acquisition of portfolios of subscriber accounts. The Company's subscriber base increased by 28.1% to 236,241 subscribers at June 30, 1997 as compared to 184,352 subscribers at June 30, 1996. The sale of enhanced services and new subscribers generated by Company personnel comprised the remainder of revenue growth. Other revenues, consisting primarily of revenues generated by the Company's installation and lock businesses, decreased by $0.7 million, or 21.0%, to $2.6 million. Such decrease was caused primarily by a decline in installation revenues of 30.3%, or approximately $0.6 million. The decline in installation revenues resulted from the Company's continued emphasis on growth through the Dealer Program and acquisitions, rather than through the sale of new alarm systems by Company personnel.

    Cost of revenues for the nine months ended June 30, 1997 increased by approximately $5.2 million, or 33.4%, to $20.8 million. Cost of revenues as a percentage of total revenues declined to 28.9% for the nine months ended June 30, 1997 from 30.1% for the comparable period in fiscal 1996. This decline reflects improved performance in the Company's monitoring and related services, as well as an increase in monitoring and related services revenues as a percentage of total revenues.
Monitoring and related services expenses increased by approximately $5.5 million, or 40.3%, reflecting increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and related services expenses as a percentage of monitoring and related services revenues decreased to 27.5% for the nine months ended June 30, 1997 from 28.0% during the comparable period in fiscal 1996. Such decrease was generated by efficiencies realized in the monitoring center and by greater service technician productivity. Other expenses decreased by approximately $0.3 million, or 13.8%, to $1.7 million for the nine months ended June 30, 1997 from $2.0 million for the nine months ended June 30, 1996. The decrease primarily was caused by a 17.4% decrease ($0.2 million) in installation expense associated with reduced installation activities.

    Gross profit for the nine months ended June 30, 1997 was approximately $51.2 million, representing an increase of approximately $15.0 million, or 41.3%, over the $36.2 million of gross profit recognized in the comparable period in fiscal 1996. Such increase was caused primarily by an increase in monitoring and related services activities, which paralleled the increase in the Company's subscriber base noted above. Gross profit as a percentage of total revenues was 71.1% for the nine months ended June 30, 1997 compared to 69.9% for the comparable period in fiscal 1996. This increase was caused by both an improvement in the gross profit margin for monitoring and related services and an increase in monitoring and related services revenues as a percentage of total revenues (96.4% for the nine months ended June 30, 1997 compared to 93.7% for the nine months ended June 30, 1996). Gross profit from other revenues declined to approximately $0.8 million for the nine months ended June 30, 1997 from $1.3 million for the comparable period in fiscal 1996. Such decline was caused primarily by a decrease in the gross profit from reduced installation activities.

    Selling, general and administrative expenses rose to approximately $14.3 million in the nine months ended June 30, 1997, which represents an increase of approximately $3.7 million, or 34.6%, over selling, general and administrative expenses in the comparable period in fiscal 1996. The majority of the increase reflects higher general and administrative expenses arising from the Company's growth, including the addition of two branch offices and the implementation of a 24 hour, 7 day a week customer service call center. Such figure as a percentage of total revenues decreased from 20.5% in the nine months ended June 30, 1996 to 19.8% in the nine months ended June 30, 1997. Advertising and marketing expenses, net of reimbursements, are expensed as incurred and comprised less than 1% of revenues in each of the nine month periods ended June 30, 1996 and 1997. The provision for doubtful accounts increased to approximately $2.4 million for the nine months ended June 30, 1997 from $1.5 million for the comparable period in fiscal 1996, reflecting a corresponding increase of $4 million in accounts receivable.

    Acquisition and transition expenses for the nine months ended June 30, 1997 totaled $4.2 million compared to $3.0 million for the comparable period in fiscal 1996. Such expenses will fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition and Dealer Program activity and its ability to require sellers to bear certain of such acquisition-related expenses.

    Amortization of intangibles and depreciation expense for the nine months ended June 30, 1997 increased by approximately $10.3 million, or 59.2%, to $27.6 million. This increase is primarily the result of the addition of subscriber accounts through the acquisition of portfolios of subscriber accounts and through the Dealer Program as well as increases in depreciation expense associated with the Company's new software implementation.

    Operating income for the nine months ended June 30, 1997 was $5.1 million, compared to $5.2 million in the comparable period in fiscal 1996. Operating income as a percentage of total revenues was 7.1% in the nine months ended June 30, 1997, compared to 10.1% in the comparable period in fiscal 1996. The decrease in such figure over the comparable period in fiscal 1996 reflects substantial increases in operating expenses and amortization and depreciation expense, offset by improvement in the Company's gross profit and higher revenues.

    Interest expense, net and amortization of debt issuance costs and OID increased by $5.5 million, or 34.0%, to $21.7 million in the nine months ended June 30, 1997, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth.

    Balance sheet data. At June 30, 1997, the Company's working capital deficit was $10.5 million as compared to a working capital deficit of $5.6 million at September 30, 1996. This increase of $4.9 million in the working capital deficit was caused primarily by an increase in purchase holdbacks of $3.7 million, deferred revenues of $2.6 million, acquisition transition costs of $1.8 million, other accruals of $1.3 million and capital leases payable of $0.5 million, offset by increases in accounts receivable of $2.4 million and deferred tax assets of $1.9 million. Subscriber accounts and intangibles, net increased to $308.9 million at June 30, 1997 from $257.4 million at September 30, 1996. This increase of $51.5 million, or 20.0%, was caused by the addition of new subscribers, net of amortization expense. Total stockholders' equity decreased by $4.4 million to approximately $24.4 million at June 30, 1997 from $28.8 million at September 30, 1996. The decrease in such figure reflects the Company's net loss of $15.1 million for the nine months ended June 30, 1997 offset by the issuance of shares of the Company's Common Stock as a portion of the purchase price of Security Holdings, Inc. (approximately $7.3 million), Phillips Electronics, Inc. (approximately $2.0 million), Able Alarms of Arizona, Inc. (approximately $0.8 million) and pursuant to the exercise of options (approximately $0.3 million).

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Revenues for the three months ended June 30, 1997 (the "third quarter of fiscal 1997") increased by approximately $6.3 million, or 33.6%, to $24.9 million from $18.6 million for the comparable period in 1996 (the "third quarter of fiscal 1996"). Monitoring and related services revenues increased by approximately $6.4 million, or 36.6%, a substantial majority of this increase resulted from the addition of subscribers through the Dealer Program and the acquisition of portfolios of subscriber accounts. The sale of enhanced services and new subscribers generated by Company personnel comprised the remainder of revenue growth. Other revenues, consisting primarily of revenues generated by the Company's installation and lock businesses, decreased by $0.2 million, or 17.3%, to $0.9 million. Such decrease was caused by a decline in installation revenues of 34.6%, or approximately $0.2 million.

    Cost of revenues for the third quarter of fiscal 1997 increased by approximately $1.7 million, or 31.8%, to $7.0 million. Cost of revenues as a percentage of total revenues declined to 28.3% for the third quarter of fiscal 1997 from 28.7% for the comparable period in fiscal 1996. Monitoring and related services expenses increased by approximately $1.8 million, or 37.0%, primarily due to increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and related services expenses as a percentage of monitoring and related services revenues increased slightly to 27.0% for the third quarter of fiscal 1997 from 26.9% during the comparable period in fiscal 1996.

    Gross profit for the third quarter of fiscal 1997 was approximately $17.8 million, representing an increase of approximately $4.6 million, or 34.4 %, over the $13.3 million of gross profit recognized in the comparable period in fiscal 1996. Such increase was caused primarily by an increase in monitoring and related services activities, which paralleled the increase in the Company's subscriber base noted above. Gross profit as a percentage of total revenues was 71.7% for the third quarter of fiscal 1997 compared to 71.3% for the comparable period in fiscal 1996. This increase was caused primarily by an increase in monitoring and related services revenues as a percentage of total revenues (96.6% for the third quarter of fiscal 1997 compared to 94.5% for the third quarter of fiscal 1996). Gross profit from other revenues declined to approximately $0.3 million for the third quarter of fiscal 1997 from $0.4 million for the comparable period in fiscal 1996. Such decline was caused primarily by a decrease in the gross profit from reduced installation activities.

    Selling, general and administrative expenses rose to $4.7 million in the third quarter of fiscal 1997, which represents an increase of approximately $1.0 million, or 28.3%, over selling, general and administrative expenses in the comparable period in fiscal 1996. The majority of the increase reflects higher general and administrative expenses arising from the Company's growth, including the addition of two branch offices. Such figure as a percentage of total revenues decreased from 19.8% in the third quarter of fiscal 1996 to 19.0% in the third quarter of fiscal 1997. Advertising and marketing expenses, net of reimbursements, are expensed as incurred and comprised less than 1% of revenues in each of the quarters ending June 30, 1996 and 1997. The provision for doubtful accounts increased to approximately $0.6 million for the third quarter of fiscal 1997 from $0.5 million for the comparable period in fiscal 1996.

    Acquisition and transition expenses for the third quarter of fiscal 1997 totaled $1.6 million compared to $1.1 million for the comparable period in fiscal 1996. As described above, such expenses will fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition and Dealer Program activity and its ability to require sellers to bear certain of such acquisition-related expenses.

    Amortization of intangibles and depreciation expense for the third quarter of fiscal 1997 increased by approximately $3.5 million, or 54.4%, to $10.1 million. This increase is primarily the result of the addition of subscriber accounts through the acquisition of portfolios of subscriber accounts and through the Dealer Program and through the Dealer Program as well as increases in depreciation expense associated with the Company's implementation of a software upgrade.

    Operating income for the second quarter of fiscal 1997 was $1.5 million, compared to $2.0 million in the comparable period in fiscal 1996. Operating income as a percentage of total revenues was 5.9% in the third quarter of fiscal 1997, compared to 10.5% in the comparable period in fiscal 1996. The decrease in such figure over the comparable period in fiscal 1996 reflects substantial increases in operating expenses and amortization expense, offset by improvement in the Company's gross profit and higher revenues.

    Interest expense, net and amortization of debt issuance costs and OID. These amounts increased by $1.9 million, or 33.7%, to $7.7 million in the third quarter of fiscal 1997, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth.


LIQUIDITY AND CAPITAL RESOURCES

    General. Since its formation in September 1991, the Company has financed its operations and growth from a combination of capital raised through debt and equity offerings and to a lesser extent, cash flow from operations. During the fiscal 1994-1996 period, the Company completed three long-term debt offerings, including the proceeds of the $50.0 million principal amount of senior subordinated notes issued in November 1993 (which notes were retired in fiscal
1995), $166.0 million principal amount ($105.2 million net proceeds) of senior subordinated discount notes issued in May 1995 and $103.5 million principal amount of senior subordinated convertible notes issued in September and October of 1996. The Company also has utilized borrowings under its Revolving Credit Facility to fund acquisitions and the Dealer Program. In September 1994, the Company raised $18.3 million in net proceeds from its initial public offering of Common Stock and in February 1996, the Company raised $23.1 million in net proceeds from another public offering of the Common Stock. The Company intends to continue to use cash flows from operations, together with borrowings under the Revolving Credit Facility, to finance the addition of subscriber accounts and capital expenditures. Although the Company anticipates that it will continue to acquire portfolios of subscriber accounts, the Company cannot estimate the number, the size, or timing of such acquisitions. Depending on such factors, additional funds beyond those currently available to the Company may be required to continue the acquisition program and to finance the Dealer Program, and there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

   On a long-term basis, the Company has several material commitments. Borrowings under the Revolving Credit Facility were approximately $31.9 million at June 30, 1997 and could be as high as $100.0 million through the period ended January 3, 2000, the current maturity date of the Revolving Credit Facility. While the Company believes it will be able to obtain further extensions of the maturity date of the Revolving Credit Facility from time to time, or will be able to refinance the Revolving Credit Facility prior to its maturity date, there can be no assurance that the Company will be able to do so. The Convertible Notes require the Company to make semi-annual cash interest payments of $3.5 million, the first of which was made on March 15, 1997. The Discount Notes require the Company to begin to make interest payments on such obligations on December 31, 1998. Based on an interest rate of 13 5/8%, such payment will be approximately $11.3 million semiannually, or approximately $22.6 million on an annual basis. As a result, a substantial portion of the Company's cash flows from operations will be required to make interest payments on the Convertible Notes and the Discount Notes, and there can be no assurance that the Company's cash flow from operations will be sufficient to meet such obligation, or that there will be sufficient funds available to the Company after such interest payments to meet other debt, capital expenditure and operational obligations. The $103.5 million principal amount of the Convertible Notes matures on September 15, 2003, although the Receivable Notes may be converted into Common Stock at any time prior to such date. The $166.0 million principal amount of Discount Notes matures on June 30, 2005. There can be no assurance that the Company will have the cash necessary to repay either the Convertible Notes or the Discount Notes at maturity or will be able to refinance such obligations. The Company maintains a $2.0 million letter of credit sub-facility under its Revolving Credit Facility, and has extended an approximately $0.8 million letter of credit to a seller, scheduled payments under which are approximately $0.4 million during each of fiscal 1998 and 1999.

    The Company has had, and expects to continue to have, a working capital deficit. At June 30, 1997, the Company had a working capital deficit of $10.5 million. There are two principal categories of current liabilities that cause the Company to have a working capital deficit: (i) "purchase holdbacks," which represent the portion of the aggregate acquisition cost of subscriber accounts retained by the Company to offset lost MRR arising from the cancellation of acquired accounts; and (ii) "deferred revenue," which represents billings and cash collections received by the Company from its subscriber base in advance of performance of services. Both purchase holdbacks and deferred revenues are recorded as a current liability on the Company's balance sheet.

    The Company generated $26.1 million of net cash provided by operating activities in the nine months ended June 30, 1997, compared to $16.6 million net cash provided by operating activities for the comparable period in fiscal 1996. The increase in net cash provided by operating activities reflects the Company's substantial growth in MRR and number of subscribers.

    In the nine months ended June 30, 1997, the Company's net cash used in investing activities was $66.3 million, compared to $80.8 million during the nine months ended June 30, 1996. Investing activities during the nine months ended June 30, 1997 included purchases through the Dealer Program, as well as the acquisition of portfolios of subscriber accounts, including the purchase of Security Holdings, Inc., Phillips Electronics, Inc and Able Alarms of Arizona, Inc.

    During the nine months ended June 30, 1997, the Company's net cash provided by financing activities was $39.5 million, compared to $71.4 million for the nine months ended June 30, 1996. The Company's primary financing activities during the nine months ended June 30, 1997 were the issuance of $13.5 million of Convertible Notes pursuant to the underwriters' exercise of an over-allotment option and $9.3 million of Common Stock in connection with the acquisitions of Security Holdings, Inc. ($7.3 million), Phillips Electronics, Inc. ($2.0 million) and Able Alarms of Arizona, Inc.
($0.8 million).

    The Discount Notes Indenture, the Indenture governing the Convertible Notes and the Credit Agreement contain certain restrictions on transfers of funds, such as dividends, loans and advances, by the Company. The Company believes that such restrictions have not had and will not have a significant impact on the Company's ability to meet its cash obligations. The Company does not anticipate payment of dividends on Common Stock, except as disclosed in Note 10 in the Notes to Financial Statements, and such dividends are currently prohibited by the Credit Agreement and the Discount Notes Indenture.

    Capital Expenditures. The Company anticipates making capital expenditures in the remainder of fiscal 1997 of approximately $1.0 million for routine replacement and upgrading of vehicles, computers and other capital items. In addition, the Company anticipates making capital expenditures of approximately $0.5 million to complete a project to upgrade its monitoring and administrative hardware and software. The Company believes the complete implementation of the new software will not occur until fiscal 1998. The Company believes cash flows from operations, together with borrowing under the Revolving Credit Facility, will be sufficient to fund the Company's capital expenditures in fiscal 1997.

                                     PART II

                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES


      Pursuant to two Stock Purchase Agreements each dated as of June 20, 1997 (the "Stock Purchase Agreement"), with Jeffrey E. Kerr and The Kerr Charitable Trust, on June 30, 1997, Protection One Alarm Monitoring, Inc. ("Monitoring") purchased all of the outstanding capital stock of Able Alarms of Arizona, Inc., an Arizona corporation ("Able") engaged in the security alarm monitoring business. In consideration of the acquisition, Monitoring (i) paid to the two stockholders of Able an aggregate of approximately $4,592,946, $551,000 of which has been deferred for six months pending certain purchase price adjustments, and
(ii) delivered to Mr. Kerr 58,797 shares of Common Stock (the "Shares") newly issued by POI, which number was derived by dividing $765,836 by an average of the closing price of the Common Stock on the Nasdaq National Market during the period of the 10 most recent trading days ending on the second trading day prior to the signing of the Stock Purchase Agreement with Mr. Kerr. The Stock Purchase Agreements also required Monitoring to pay approximately $269,500 to JK Alarms of Arizona, Inc., a company affiliated with Mr. Kerr. As provided for in a Registration Rights Agreement with Mr. Kerr, Protection One, Inc. ("POI") filed a registration statement on Form S-3 (Registration No. 333-29767) under the Securities Act of 1933 (the "Securities Act") to afford Mr. Kerr the opportunity to resell the Shares in a public transaction. Such registration statement is subject to amendment and has not been declared effected by the Securities and Exchange Commission.

      The offer and sale of the Shares was not registered under the Securities Act in reliance on Section 4(2) thereof and Rule 506 thereunder. Mr. Kerr certified to POI that he is an "accredited investor" as such term is defined in Rule 501 under the Securities Act and was otherwise able to bear the economic risk of the investment, and was provided with registration statements and reports of, and access to other information concerning, POI. No underwriter participated in the offer or sale of any of these securities and no underwriter's fees or commissions were paid.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.


ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibits.  The following exhibits are filed with this Current Report on Form 10-Q:

Exhibit
Number                                Exhibit
-------                               -------
27.1                  Financial Data Schedule.

99.1 Information included under the caption "Risk Factors" on pages 5-11 of POI's Prospectus dated January 2, 1997, as filed pursuant to Rule 424(b) (incorporated by reference to said Prospectus, which is a part of POI's Registration
                      Statement of Form S-3 (Registration No. 333-18159).

      (b) Form 8-K. A Current Report on Form 8-K dated June 23, 1997, was filed by the Registrants with the Securities and Exchange Commission on that date, reporting in response to Item 5 the entering into by Protection One Alarm Monitoring, Inc. of an agreement with Southwestern Bell Telephone Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

August 12, 1997                          PROTECTION ONE, INC.
                                         PROTECTION ONE ALARM MONITORING, INC.


                                         By:  /s/    John W. Hesse
 .                                           ----------------------------------
                                                     John W. Hesse
                                                Executive Vice President
                                               and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number
--------------
       27.1                         Financial Data Schedule