Form 10-K
period 1997-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1997-12-29
CIK 916230, 916310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

             0-24780                                    33-73002-01
             -------                                    -----------
      (Commission File Number)                    (Commission File Number)

       Protection One, Inc.                Protection One Alarm Monitoring, Inc.
       --------------------                -------------------------------------
    (Exact Name of Registrant                  (Exact Name of Registrant
     as Specified in Charter)                   as Specified in Charter)

             Delaware                                     Delaware
             --------                                     --------
   (State of Other Jurisdiction                (State of Other Jurisdiction
 of Incorporation or Organization)           of Incorporation or Organization)

            93-1063818                                   93-1064579
            ----------                                   ----------
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)

        6011 Bristol Parkway,                      6011 Bristol Parkway,
   Culver City, California 90230               Culver City, California 90230
   -----------------------------               -----------------------------
(Address of Principal Executive Offices,   (Address of Principal Executive Offices,
        Including Zip Code)                         Including Zip Code)

         (310) 342-6300                               (310) 342-6300
         --------------                               --------------
  (Registrant's Telephone Number,             (Registrant's Telephone Number,
       Including Area Code)                        Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of Each Exchange on
Title of Each Class                                      Which Registered
-------------------                                      ----------------
6 3/4% Convertible Senior Subordinated Notes Due 2003
of Protection One Alarm Monitoring, Inc.
Guaranteed by Protection One, Inc.                     New York Stock Exchange

                 Securities registered pursuant to Section 12(g)
                  of the Act: Common Stock, par value $0.1 per
                          share of Protection One, Inc.
                                (Title of Class)

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that such registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock of Protection One, Inc. held by nonaffiliates on December 19, 1997 (based on the last sale price of such shares on the Nasdaq National Market) was approximately $125,639,250

         As of December 19, 1997, Protection One, Inc. had outstanding 83,362,938 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions I (1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format set forth therein.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Protection One, Inc.'s Prospectus dated January 2, 1997 as filed pursuant to Rule 424(b), under the Securities Act of 1933 are incorporated into Parts I and II and portions of Protection One, Inc.'s Proxy Statement dated November 7, 1997 for the Special Meeting of Stockholders held on November 24, 1997 are incorporated by reference in Part III.

                               INTRODUCTORY NOTES



         COMPANY STRUCTURE. Unless the context otherwise indicates, all references in this Annual Report on Form 10-K (this "Report") to "the Company" or "Protection One" are to Protection One, Inc. ("POI"), its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Monitoring") and (following consummation of the Western Resources transaction (as defined below)) POI's other wholly owned subsidiaries . Each of POI and Monitoring is sometimes referred to herein as "Registrant." POI's sole asset is, and POI operates solely through, its investment in Monitoring and (subsequent to the Western Resources transaction) POI's other wholly owned subsidiaries.. See "Recent Acquisitions" included in Item 1 of this Report. Each of POI and Monitoring is a Delaware corporation organized in September 1991.

         MRR AND EBITDA. As used in this Report, "MRR" means monthly recurring revenue (excluding revenues from patrol services) that the Company is entitled to receive under contracts in effect at the end of the period and "EBITDA" means earnings before interest, taxes, depreciation and amortization (excluding adjustments of purchase accounting accruals, losses or gains on disposition of fixed assets, loss on assets held for sale, loss on abandoned acquisitions and extraordinary items). MRR is a term commonly used in the security alarm industry as a measure of the size of a company, but not as a measure of profitability or performance, and does not include any allowance for future attrition or allowance for doubtful accounts. EBITDA is derived by adding to loss before income taxes, extraordinary items and cumulative effect of change in accounting method--net of taxes, the sum of (i) loss on sales of assets, (ii) loss on assets held for sale, (iii) amortization of debt issuance costs and original issue discount ("OID"), (iv) interest expense, net (v) amortization of subscriber accounts and goodwill, (vi) depreciation expense, (vii) performance warrants compensation expense, (viii) adjustment of purchase accounting accruals, net and (ix) loss on acquisition terminations. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income and is indicative neither of the Company's operating performance nor of cash flows available to fund the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses.

         FORWARD-LOOKING STATEMENTS. This Report and the materials incorporated by reference herein include "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as the Company or its management "believes," "expects," "anticipates" or other words of similar import. Similarly, statements herein that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially form the expectations of Protection One include, among others:
Protection One's high degree of leverage, need for additional capital and history of losses; the risks and uncertainties related to acquisitions of subscriber accounts and alarm account portfolios and the Protection One dealer program; subscriber account attrition; the impact of accounting differences for account purchases and new installations; the possible adverse effect of false alarm ordinances and future government regulations; risks of liability from operations; and competition in the security alarm industry. For information with respect to these factors, see the information included under the caption "Risk Factors" in POI's Prospectus dated January 2, 1997, as filed with the Securities and Exchange Commission pursuant to Rule 424(b), which information is filed as an exhibit to this Report and incorporated herein by reference. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I


ITEM 1.  BUSINESS

         On November 24, 1997, POI acquired all of the outstanding stock of WestSec, Inc. and Westar Security, Inc., which companies conducted the security alarm monitoring business of Western Resources, Inc. ("Western Resources" and such business the "Western Resources Security Business"), and certain cash and marketable securities, and issued to Western Resources an aggregate of 68,673,402 shares of the common stock, par value $.01 per share of POI ("Common Stock"), which shares represented approximately 82% of the shares of POI common stock outstanding immediately after such issuance. For additional information with respect to this transaction (the "Western Resources transaction"), see "Recent Acquisitions" below. Except where the context indicates otherwise, the remainder of this Item 1 describes the Company's business as of and during the fiscal year ended September 30, 1997. Stockholders, potential investors and other readers of this Report should be aware that the information below does not, in general, reflect the impact that the Western Resources transaction has had and will have on the operations or assets of the Company, and that the business of the post-transaction Company may not follow the same historical trends or be subject to or reflect the same dependence on the economic and competitive factors described below.

         Protection One provides security alarm monitoring services for residential and small business subscribers. Based on its 254,478 subscribers as of September 30, 1997 (approximately 80.1% of which are residential), Protection One believes it was at such date the fourth largest residential security alarm monitoring company in the United States and the largest in the seven western states of Arizona, California, Nevada, New Mexico, Oregon, Utah and Washington.

         The Company's revenues consist primarily of recurring payments under written contracts for the monitoring and servicing of security systems and the provision of additional enhanced security services. For the year ended September 30, 1997 ("fiscal 1997"), monitoring and service revenues represented 96.2% of total revenues. The Company monitors digital signals arising from burglaries, fires and other events through security systems installed at subscribers' premises. Most of these signals are received and processed at the Company's state-of-the-art central monitoring station located in Portland, Oregon, which, as currently configured, has the capacity to support up to 500,000 subscribers. The Company also sells enhanced security services, patrol and alarm response services and alarm systems and provides local field repair services through 13 branch offices. Enhanced security services provided by the Company include, among others, two-way voice communication, supervised monitoring services, pager service, wireless backup service and extended service protection.

         From the Company's inception, the Company's growth has become primarily through the acquisition of portfolios of subscriber accounts. Between, September 30, 1991 and September 30, 1997, the Company acquired 131 portfolios of subscriber portfolios, representing an aggregate of approximately 207,000 subscribers. Management believes that numerous acquisition opportunities are available, and the Company is pursuing, and intends to continue to pursue, acquisitions of portfolios of subscriber accounts, some of which may be significant. Since the beginning of fiscal 1995, the Company has increased its emphasis on its dealer program ("Dealer Program"), which became a more significant source of growth than in prior years. For the year ended September 30, 1997, subscribers generated by the Dealer Program accounted for 58% of the Company's total subscriber additions, as compared with 38% of the subscribers added during the year ended September 1996. The Company plans to continue its emphasis on the Dealer Program because of the greater predictability and relatively lower cost of adding subscribers through the Company's dealers as compared with acquisitions of larger portfolios of subscriber accounts. In addition, the Dealer Program generates a comparatively steady flow of new subscribers spread more evenly over the Company's branch offices, making it easier for the Company's branch operations to successfully assimilate these accounts. See "-- The Dealer Program".

RECENT ACQUISITIONS

         On July 30, 1997, POI and Western Resources entered into a Contribution Agreement dated as of July 30, 1997 (as amended, the "Contribution Agreement").

         Pursuant to the Contribution Agreement, on November 24, 1997, POI issued to Western Resources an aggregate of 68,673,402 shares (the "Shares") of Common Stock, which shares constituted 82.4% of the shares of Common Stock outstanding immediately after such acquisition. In consideration of the issuance of the Shares to Western Resources (the "Share Issuance"), Western Resources transferred to POI all of the outstanding capital stock of WestSec, Inc., a Kansas corporation ("WestSec"), and Westar Security, Inc., a Kansas corporation ("Westar Security", and an aggregate of $367.4 million in cash and marketable securities.

   WestSec and Westar provide security alarm monitoring services and sell, install and service security alarm systems for homes and businesses located throughout the continental United States. For information with respect to the Western Resources Security Business, reference is made to the information included under the caption "The Western Resources Security Business" and to the financial statements of such business included in Protection One's proxy statement dated November 7, 1997 for the special meeting of Protection One's stockholders held on November 24, 1997, which proxy statement (the "Proxy Statement") is filed as an exhibit to this Report and which information and financial statements are incorporated herein by reference.

   As provided in the Contribution Agreement, POI paid (i) to the holders of record of shares of Common Stock as of the close of business on November 24, 1997 (other than Western Resources), a cash dividend of $7.00 per share (the "Special Dividend"); (ii) to the holders of options to purchase shares of Common Stock other than Western Resources, $7.00 in cash with respect to each share of Common Stock issuable upon exercise of such options; and (iii) to a bank as the holder of record of a warrant issued by POI in 1991 and to the holders of record of warrants issued by POI in 1993, $7.00 in cash with respect to each share of Common Stock issuable upon exercise of such warrants (together with amounts paid under (ii), the "Option/Warrant Payments"). As a result of the payment of the Special Dividend, each warrant issued by POI in 1995 has become exercisable for
1.629 shares of Common Stock at an exercise price of $4.05, and the 6 3/4% Convertible Senior Subordinated Notes due 2003 issued by Monitoring (the "Convertible Notes"), are convertible into shares of Common Stock at a conversion price of $11.19 per share.

   Prior to the Share Issuance, the certificate of incorporation of POI was amended to increase the maximum authorized number of shares of Common Stock to 150,000,000.

   As provided in the Contribution Agreement, immediately following the Share Issuance, POI, through a subsidiary, acquired from Western Resources (i) all of the outstanding capital stock of Centennial Security Holdings, Inc., a Delaware corporation ("Centennial"), for a cash purchase price of $94.4 million, and (ii) 2,500,000 shares (the "Guardian Common Shares") of the Class A Voting Common Stock, par value $.001 per share, and 1,875,000 shares (the "Guardian Preferred Shares") of the Series A 9 3/4% Convertible Cumulative Preferred Stock of Guardian International, Inc., a Nevada corporation ("Guardian"), for a cash purchase price of $8.5 million. The Guardian Common Shares constitute approximately 27.8% of the outstanding shares of Guardian common stock; the Guardian Preferred Shares are convertible into an aggregate of 1,500,000 additional shares of Guardian common stock.

   POI used a portion of the cash contributed to POI by Western Resources to pay for the shares of Centennial and Guardian purchased by POI. The amount of such consideration was determined in arm's-length negotiations between Protection One and Western Resources and equaled the sum of (i) the amount paid by Western Resources for such securities, (ii) the fees and expense incurred by Western Resources to attorneys and other third-party advisors in connection with Western Resources' acquisition of such securities, and (iii) a carrying charge at a rate of 10% per annum (pro-rated on the basis of a 365-day year) for the period Western Resources held such securities.

   Centennial, based in Madison, New Jersey provides security alarm monitoring services to residential and commercial subscribers located principally in Ohio, Michigan, New Jersey, New York and Pennsylvania. As of September 30, 1997, Centennial had approximately 47,000 subscribers (approximately 50% of which were residential) and MRR of approximately $1.4 million. As of December 31, 1996, Centennial had total assets of $47.8 million; for the year ended December 31, 1996, Centennial had total revenues of $17.3 million and a net loss of $5.0 million. Consummation of Western Resources' purchase of Centennial occurred in November 1997. Guardian provides security alarm monitoring services to approximately 12,000 subscribers in Florida; Guardian also monitors approximately 16,000 additional subscribers on a "wholesale" basis for certain third-party security alarm companies, sells alarm systems and provides field repair services principally to commercial accounts and, to a more limited extent, provides installation services to third-party security alarm companies. For the year ended December 31, 1996, Guardian had total revenues of $3.6 million and a net loss of $590,000; as of that date, Guardian had total assets of $9.0 million. Guardian's common stock trades on the OTC Bulletin Board under the symbol "GIIS."

   The Contribution Agreement also granted to Protection One an option, (the "Network Option") exercisable at any time prior to January 30, 1998, by vote of a majority of the Board of Directors as constituted at the time the vote is made, to acquire from Western Resources all of the equity securities of Network Security Holdings, Inc. ("Network") at a price determined in accordance with the formula used to determine the price paid by Protection One for the shares of Centennial and Guardian, or approximately. For the year ended December 31, 1996, Network had total revenues of $35.3 million and annual earnings of $4.0 million; as of December 31, 1996, Network had total assets of $69.6 million. As of the filing of this Report, POI believes that the Network Option will probably be exercised during the first three months of calendar year 1998.

     For additional information with respect to the businesses, results of operations and financial condition of Network and Centennial, see the consolidated financial statements of each of Network and Centennial included in the Proxy Statement at pages F-60 through F-95.

     In connection with the transactions contemplated by the Contribution Agreement and pursuant to a Stock Option Agreement dated as of July 30, 1997, between POI and Western Resources (the "Stock Option Agreement"), POI granted to Western Resources an option (the "19.9% Option") to purchase, in addition to the Shares, up to 2,750,238 additional shares of Common Stock at a price of $15.50 per share. (If prior to the consummation of the Western Resources transaction, certain events related to a proposed acquisition of the assets or a substantial portion of the voting securities of POI by a party other than Western Resources had occurred , the 19.9% Option would have been exercisable for up to the same number of shares of Common Stock at a price of $13.50 per share.) Western Resources' right to exercise the 19.9% Option will terminate on the earlier of October 31, 1999 and the 45th day after the last day on which any of the Convertible Notes remains outstanding.

     In connection with the transactions contemplated by the Contribution Agreement and pursuant to a Stock Option Agreement dated as of July 30, 1997, between POI and Western Resources (the "Stock Option Agreement"), POI granted to Western Resources an option (the "19.9% Option") to purchase, in addition to the Shares, up to 2,750,238 additional shares of Common Stock at a price of $15.50 per share. (If prior to the consummation of the Western Resources transaction, certain events related to a proposed acquisition of the assets or a substantial portion of the voting securities of POI by a party other than Western Resources had occurred, the 19.9% Option would have been exercisable for up to the same number of shares of Common Stock at a price of $13.50 per share.) Western Resources' right to exercise the 19.9% Option will terminate on the earlier of October 31, 199 and the 45th day after the last day on which any of 6 3/4% Convertible Senior Subordinated Notes due 2003 issued by Monitoring (the "Convertible Notes") remains outstanding.

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

     The security alarm industry is characterized by the following attributes:

     o HIGH DEGREE OF FRAGMENTATION. The security alarm industry is currently comprised mostly of a large number of small providers of alarm systems and services. According to data prepared in December 1995 by the J. P. Freeman Co. (the "Freeman Data"), there are approximately 12,700 security alarm companies nationally, and the Company estimates that approximately 3,000 operate in the seven states served by the Company. A survey published by SDM magazine (formerly Security Distributing and Marketing) in May 1997 reported that in 1996, based upon information provided by the respondents, the 100 largest companies in the industry accounted for approximately 25% of alarm industry revenues. Based on its acquisition experience, the Company believes that many smaller alarm service companies, because of their size, have higher overhead expenses as a percentage of revenues than the Company and lack access to capital on terms as attractive as those available to the Company. Due to a decline in security system installation prices since 1995, security alarm monitoring companies participating in market growth are required today to make a substantial investment in each new subscriber. As a result, access to capital has become an increasingly important factor in a security alarm company's success.

     o RAPID GROWTH AND LOW PENETRATION. The residential security alarm market is growing rapidly but is still characterized by a low level of market penetration. The Freeman Data indicate that residential security alarm monitoring revenues grew at a compounded annual rate of 9.9% between 1989 and 1995. The Company believes that several factors, including increased concern about crime and favorable demographic trends, have contributed to the increased demand for residential security alarm services. In addition, based on the Freeman Data, the Company estimates that at November 1995, the percentage of total households in the United States with monitored security alarm systems was approximately 10.9%.

     o ADVANCES IN DIGITAL COMMUNICATIONS TECHNOLOGY. Prior to the development of digital communications technology, alarm monitoring required a dedicated telephone line, which made long-distance monitoring uneconomic. Consequently, in order to achieve a national or regional presence, alarm monitoring companies were required to maintain a large number of geographically dispersed monitoring stations. The development of digital communications technology eliminated the need for dedicated telephone lines, reducing the cost of monitoring services to the subscriber and permitting the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has decreased the cost of providing alarm monitoring services and has substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the equipment available to subscribers in the residential and small business markets. Digital technology also has enabled equipment manufacturers to build more features into security alarm systems (e.g., remote user interfaces, lighting and heating controls and use programming features).

     o INCREASING FALSE ALARMS. According to American City & County magazine, police officers respond to more than 13.7 million alarm activations annually, 94% to 98% of which are false. The magazine reports that although alarm ownership is increasing by 11% annually, police department budgets are rising by 3% annually. Municipalities have responded to increasing false alarms by implementing alarm permit and fine systems and by limiting police response to private alarms until further verified by another response entity. Protection One believes this trend will continue in the future.

     o ENTRANCE OF TELECOMMUNICATIONS COMPANIES AND UTILITIES. Large, consumer-oriented companies and industries facing deregulation, including long distance and local telephone companies and electric and gas utilities, have demonstrated an increased interest in the security alarm industry over the last several years. Protection One believes telecommunications and utility companies are interested in offering their customers additional services, including security services, as a means of enhancing customer loyalty and reducing future risk of losing customers in a fully competitive environment.

     The Company believes that several factors contribute to a favorable market for security alarm services both generally in the United States and specifically in the western portion of the country:

     o INCREASE IN CRIME RATES. According to the Uniform Crime Report published by the Federal Bureau of Investigation in 1996 the ("UCR"), between 1986 and 1995 the number of violent crimes reported in the United States increased by 20.8% and the total number of reported criminal offenses increased by 5.0%. The UCR also reported that although the number of reported criminal offenses decreased on a nationwide basis from 1994 to 1995 by 0.9%, a property crime was committed in the United States in 1995 once every three seconds. In the states in which the Company operates, the property crime rate in 1995 was 28.1% higher than the nation as a whole, averaging approximately 5,885 property crimes per 100,000 residents. In California, Protection One's largest market, the 1995 property crime and overall crimes rates were 5.9% and 10.5%, respectively, above the national averages.

     o HIGH LEVEL OF CONCERN ABOUT CRIME. As violent crime and the reporting of crime by the news media has increased, the perception by Americans that crime is a significant problem has also grown. In a December 1996 poll conducted by The Wall Street Journal, survey participants ranked reducing crime as one of the two highest priorities for Congress.

     o PER CAPITA POLICE PROTECTION. The UCR reported that urban areas in the western region of the United States had the lowest ratio of law enforcement employees per capita of the four reporting regions in 1995, the most recent period for which a UCR has been published. According to population and law enforcement employee data presented in the UCR, in 1994 Los Angeles had 3.2 law enforcement employees per 1,000 citizens, while New York had 6.4 and Chicago had 5.7. The number of law enforcement employees per 1,000 citizens was 3.0 for Las Vegas,
          2.8 for Phoenix, 3.0 for Salt Lake City, 2.8 for Portland, 2.3 for San Diego, 3.3 for San Francisco, 2.4 for Tucson and 3.3 for Seattle.

     o DEMOGRAPHIC TRENDS. According to the United States Census Bureau, from 1989 to 1994 the rate of population growth in the states in which the Company operates was approximately twice the national average. Other recent trends that are favorable to the residential security alarm business include: the increase in women in the workforce resulting in more children being left at home alone and creating increased demand for security alarm services; the aging of the population in general, as older people tend to be more concerned about security; and the increase in people working at home, resulting in increasing demand for security services to protect home office equipment.

     o INSURANCE DISCOUNTS. The increase in demand for security systems may also be attributable in part to the granting by insurance companies of discounts to homeowners who purchase alarm systems, and such discounts are typically greater when systems are monitored by a central station. In addition, insurance companies may require that businesses install an alarm system as a condition of insurance coverage.

  BUSINESS STRATEGY

         The Company's strategy has been to enhance its position as the largest residential security alarm monitoring company in the seven western states in which it operates as of September 30, 1997 by pursuing a balanced growth plan incorporating the Dealer Program, acquisitions of portfolios of subscribers, the sale of enhanced services and new alarm systems and possible joint ventures and other strategic alliances.

         The Company's historical growth has enabled it to realize economies of scale in its central monitoring station, branch operations and corporate offices. As the number of subscribers monitored by the Company has increased, the fixed costs of the central monitoring station have been spread over a larger base, improving monitoring gross margins. Additionally, subscribers have been added in areas surrounding the Company's branch offices, allowing the Company to spread the branch office fixed costs over a larger base and increasing the productivity of field service technicians through more efficient scheduling and dispatching. Based on the Company's subscriber base at September 30, 1997, the Company services an average of 19,500 subscribers per branch, which the Company believes to be among the highest averages in the industry. Finally, the Company's revenue growth has exceeded the growth of its selling, general and administrative expenses, as the Company has realized management efficiencies and has spread additional revenue over its fixed corporate expenses. Such economies of scale have allowed the Company to add subscriber accounts at attractive purchase prices.

         The principal components of the Company's business strategy as conducted during fiscal 1997 are as follows:

         THE DEALER PROGRAM. The Company participates in the growth of the residential security alarm market by providing monitoring and field repair services to subscriber accounts generated on a monthly basis through exclusive purchase agreements with independent alarm companies specializing in the sale and installation of new alarm systems. The Company added approximately 53,117 subscriber accounts through its Dealer Program in the twelve months ended September 30, 1997, an increase of approximately 45.9% over the approximately 36,405 subscribers added through the Dealer Program in the twelve months ended September 30, 1996. As of September 30, 1997, the Company had 81 active participants in the Dealer Program. The Company believes that participation in the Dealer Program will expand due to: (i) the Company's concentrated presence in areas surrounding its branch offices, which enhances the Company's name recognition and therefore the marketability of the Company's services; (ii) the Company's ability to obtain volume purchase discounts on security system equipment on behalf of its dealers; (iii) the Company's support services provided to dealers in the areas of administration, marketing and employee training; and (iv) the Company's ability to generate new customer leads through affinity programs and strategic alliances.

         ACQUISITIONS OF PORTFOLIOS OF SUBSCRIBER ACCOUNTS. The Company also has grown by acquiring subscriber accounts, primarily from smaller alarm companies. These acquisitions represented approximately 51,000, 53,000, 55,000 and 39,000 subscribers in each of fiscal years 1994 to 1997, respectively. The Company has typically acquired only the subscriber accounts, and not the facilities or liabilities, of such companies. As a result, the Company is able to obtain gross margins on the monitoring of acquired subscriber accounts that are similar to those the Company currently generates on the monitoring of its existing subscriber base. In addition, the Company institutes price increases over time for acquired subscriber accounts where the Company determines that the charges previously paid by those subscribers do not appropriately reflect the higher quality of services to be provided by the Company.

         JOINT VENTURES AND OTHER STRATEGIC ALLIANCES. To evaluate other potential sources of subscriber growth, the Company has analyzed companies in other industries that may have an interest in entering the residential security alarm market. In addition, certain companies in industries facing deregulation (such as the telecommunications and electric utility industries) have expressed to the Company an interest in offering security alarm services to develop more comprehensive relationships with their customers. The Company has entered into a co-branding and marketing agreements with PacifiCorp, a Portland, Oregon based utility holding company, and Salt River Project, a multi-purpose reclamation project that provides electricity and water in the Phoenix area. The Company has established an affinity marketing relationship with Kaufman & Broad Home Corporation. In addition, the Company has an agreement with Southwestern Bell Telephone Company pursuant to which that company markets, sells, installs and maintains alarm systems monitored by the Company, and acts as the Company's sales and billing agent for purposes of alarm monitoring services provided by the Company in Arkansas, Kansas, Missouri, Oklahoma and Texas. As of the date of this Report, Protection One intends to continue to explore additional joint ventures, co-marketing arrangements and other strategic alliances as a method of enhancing the Company's subscriber growth and reducing its costs of generating new subscribers. However, the Company does not currently believe that any such additional joint venture or other strategic alliance is probable.

         SALE OF ENHANCED SERVICES; PATROL AND ALARM RESPONSE SERVICES. The Company seeks to increase revenues from current and newly added subscribers by actively marketing enhanced services to such subscribers. Such services include extended service protection, two-way voice communication, supervised monitoring services, pager service, remote video verification and wireless back up. The Company also offers patrol and alarm response services, principally in southern California and Las Vegas.

         CONVERSIONS, NEW OWNERS AND NEW ALARM SYSTEMS. The Company seeks to convert subscribers from competitors' services to Company-provided services, particularly in areas in which the Company's patrol and alarm response services enhance the Company's presence and name recognition. The Company also generates new subscriber accounts by signing monitoring contracts with new owners of residences previously occupied by Protection One subscribers and through sales of alarm systems by its own personnel.

         THE DEALER PROGRAM. The dealers that the Company selects for the Dealer Program are typically small alarm companies that specialize in selling and installing alarm systems for residential or small business subscribers in a specified geographic area. Such companies often cannot profitably provide monitoring and repair services because they lack a sufficient number of subscribers to support the fixed operating expenses associated with such services. Also, many dealers do not have access to capital on attractive terms. The Company enters into exclusive contracts with such dealers that provide for the purchase by the Company of the dealers' subscriber accounts on an ongoing basis. The dealers install alarm systems (which have a Protection One logo on the keypad), arrange for subscribers to enter into Protection One alarm monitoring agreements, and install Protection One yard signs and window decals. All of these subscribers are contacted individually by Company personnel, at the time of the purchase of the accounts from the dealers, to facilitate subscriber satisfaction and quality control. In addition, the Company requires dealers to evaluate the credit history of prospective new subscribers. The Company strives to provide quality, responsive field service to accounts purchased from dealers; the Company's principal competitors typically subcontract the field service of subscriber accounts they purchase, which the Company believes increases attrition rates and may dissuade dealers from selling their subscriber accounts to such competitors.

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

         The Company's dealers employ a variety of marketing methods to identify and create sales leads, including telemarketing, direct mail and door-to-door solicitation. The majority of the Company's dealers sell and install a hard-wired, low-cost security system manufactured by Ademco, a subsidiary of Pittway Corporation. The typical system includes protection of the front and back doors of a home, one interior motion detection device, a central processing unit with the ability to communicate signals to the Company's central monitoring station, a siren, window decals and a lawn sign. This basic system often will be offered for little or no up-front price, but will be sold to a subscriber with additional equipment customized to a subscriber's specific needs. Such equipment add-ons encompass additional perimeter protection, fire protection devices (heat and smoke detectors), environmental protection devices (freeze sensors and water detectors), panic buttons and home automation devices (lighting or appliance controls). Typically, dealers sign subscribers to alarm monitoring contracts that include a bundled monthly charge for monitoring and extended service protection. Extended service protection covers the normal costs of repair of the security system by the Company's service technicians at the subscriber's premises during normal business hours after the expiration of the security system's initial warranty period. Although a customer may elect to sign an alarm monitoring contract that excludes extended service protection, few customers choose to do so, and the Company believes the bundling of monitoring and extended service protection provides additional value to subscribers and allows the Company to more efficiently provide field repair services. Dealers also sell the Company's enhanced security services.

         THE ACQUISITION PROGRAM. The Company also has sought to grow by acquiring portfolios of subscriber accounts from other alarm companies. The Company has focused on acquisitions that allow it to "infill" areas surrounding branch operations, which in turn leads to greater field maintenance repair and patrol efficiencies. The Company estimates there are approximately 3,000 alarm companies in its markets, substantially all of which are independently owned and may, from time to time, become acquisition targets. The Company believes that it has been an effective competitor in the acquisition market because of the substantial experience of its management in acquiring alarm companies and subscriber accounts, both as a result of the 131 acquisitions made by the Company between September 30, 1991 and September 30, 1997 and acquisitions made by members of management when they were employed by other alarm service companies. The Company also believes that, through its acquisition activities, it has developed a reputation in the alarm service industry as an active purchaser of subscriber accounts. Although most acquisitions add subscribers in the Company's existing market areas to achieve greater account density, the Company may also make acquisitions outside these areas.

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

         The Company has a specific assimilation program, in conjunction with the seller, for each acquisition. Assimilation efforts typically include a letter, approved by the Company, from the seller to its subscribers, explaining the sale and transition, followed by one or more letters and packages that include the Company's subscriber service brochures, field service and monitoring phone number stickers, yard signs and window decals. Thereafter, each new subscriber is contacted individually by telephone by a member of the Company's customer service group for the purpose of soliciting certain information and addressing the subscriber's questions or concerns. Finally, the subscriber receives a follow-up telephone call after six months and periodically thereafter. The acquisition management system's goal is to enhance new subscriber identification with Protection One as the service provider and to maintain subscriber satisfaction, and thus realize a higher portion of the potential value of the MRR generated by purchased subscriber accounts.

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

         The central monitoring station has the capacity to monitor up to 500,000 subscribers. The equipment at the central monitoring station includes: sophisticated phone switching equipment; digital receivers that process the incoming signals; two computers with built-in redundancy; a network of "smart" computer terminals; a multi-channel, voice-activated recording system; uninterruptable power supply; and dual backup generators supplied by different fuel sources.

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

This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, price increases, the reconnection of premises previously occupied by subscribers, conversions of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Subscriber Attrition."

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

         Remote Video Verification, which allows video images to be sent to the central monitoring station from small video cameras located within the monitored premises. The Company has only recently begun offering this service and expects that as a consequence of its cost, its primary market will be the Company's small business accounts.

         Wireless Back-Up, which permits the alarm system to send signals over a cellular telephone or dedicated radio system, in the event that regular telephone service is interrupted.

         FIELD REPAIR SERVICES

         The Company believes one of the most effective ways of improving customer retention is the provision of responsive field repair service by Company employees. Field service personnel are trained by the Company to provide repair services for the various types of security systems owned by the Company's subscribers. Field service personnel also inspect installations performed by the Company's installation subcontractors.

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

         ALARM RESPONSE AND PATROL SERVICES

         Protection One offers its subscribers in southern California and Las Vegas a patrol and alarm response enhanced service in addition to Protection One's other services, and employs over 100 patrol officers operating in 25 regular patrol "beats," or designated neighborhoods, to provide such services. These armed officers supplement Protection One's alarm monitoring service by providing "alarm response service" to alarm system activations, "patrol service" consisting of routine patrol of subscribers' premises and neighborhoods and, in a few cases, "special watch" services, such as picking up mail and newspapers and increased surveillance when the subscriber is travelling. Alarm response service requires Protection One's patrol officers to observe and report to police or other emergency agencies any potential criminal activity at a subscriber's home.

         Protection One has begun to offer a new bundle of services in Las Vegas. The bundle of services consists of alarm monitoring, field repair and alarm response services billed to the subscriber as a consistent monthly charge regardless of the number of service calls or responses to alarm activations. Protection One believes this service package is attractive to current and prospective subscribers because the package (i) enables Protection One to offer a reliable and timely alarm response service, and (ii) eliminate subscriber uncertainty arising from "per response" charges. Protection One intends to expand the offering of this service's package to other areas within its markets over the next several years.

         Patrol and alarm response officers are dispatched by a 24-hour central radio dispatch office located in the local dispatch office. An alarm activation signal from a subscriber to alarm response service is automatically processed by computer at the central monitoring station in Portland and sent electronically to the local dispatch office. If the patrol officer dispatched observes potential criminal activity, the officer will report the activity to the dispatch office, which will in turn notify local law enforcement. The patrol officer will then maintain surveillance until law enforcement officers arrive. If a patrol officer does not detect criminal activity, he will report his conclusion to the dispatch office, which will cancel police response and thereby reduce the potential for a false alarm fine.

         The Company also offers "dedicated" patrol service to homeowners' associations in selected markets, for which the Company provides a Company-marked car for patrol exclusively in such association's neighborhood. A significant percentage of the homeowners in such associations purchase the Company's alarm monitoring services.

         The Company's patrol and alarm response officers are subject to extensive pre-employment screening. Officers are subject to background checks and drug screening before being hired, and are required to have gun and baton permits and state and city guard licenses. Officers also must be licensed by the state to carry firearms and to provide patrol services. The Company's training program includes arrest procedures, criminal law, weaponless defense, firearms and baton usage, patrol tactics, and first-aid and CPR. This training program exceeds state-mandated training requirements. However, the provision of patrol and alarm response services subjects the Company to greater risks, relating to accidents or employee behavior, than other types of businesses.

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

         The Company believes that demand for patrol and alarm response services may increase as a result of a trend on the part of local police departments to limit their response to alarm activations and other factors that may lead to a decrease of police presence. Although the Company currently incurs a loss in its patrol and alarm response operations, the Company believes further demand for such services would allow the Company to increase subscriber density in its patrol routes, thereby reducing losses. In addition, the Company's provision of patrol and alarm response services is a sales method used to convert subscribers of other alarm monitoring companies that do not provide such services. To the extent that further demand develops for patrol and alarm response services, the Company believes its current presence would enable it to increase its conversions of competitors' subscribers to the Company's services.

SALES AND MARKETING

         Each of the Company's 13 branch offices includes sales representatives who track and sign up new owners and sell new systems, equipment add-ons and upgrades and enhanced services to subscribers. Although the Company does not actively use outbound marketing methods to sell new security alarm systems, the Company receives in-bound telephone requests for such systems, primarily as a result of television and radio advertising, subscriber referrals, local crime activity and responses to yellow pages advertising. Such leads are pursued by one of the Company's sales representatives. Alarm sales are made at the subscriber's home, typically in a single visit by a sales representative. The Company markets additional services through both its account sales representatives and through a centralized telephone sales force in the Company's corporate offices.

         The Company believes that the increasing density of the Company's subscriber base (i.e., the increasing concentration of subscribers in certain areas) has increased the overall presence and visibility of the Company. Both in the Dealer Program and in Company sales, new subscribers are provided with highly visible reflective yard signs placed prominently in front of their homes or businesses. The presence of these signs develops greater awareness in a neighborhood and leads to more inbound and referral business. The Company encourages referrals from existing subscribers through an incentive program promoted through newsletters, billing inserts and employee contacts. Alarm response service, which uses marked patrol cars, also increases the Company's visibility.

COMPETITION

         The security alarm industry is highly competitive and highly fragmented. The Company competes with major firms with substantial financial resources, including ADT Operations Inc., a subsidiary of Tyco International, Inc.; the security subsidiaries of the Ameritech Corporation; and Brinks Home Security Inc., a subsidiary of The Pittston Service Group. Other alarm service companies have adopted a strategy similar to the Company's that entails the aggressive purchase of alarm monitoring accounts both through acquisitions of account portfolios and through dealer programs. Some of such competitors have greater financial resources than the Company, or may be willing to offer higher prices than the Company is prepared to offer to purchase subscriber accounts.

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

REGULATORY MATTERS

         A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include: (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, (iii) imposing fines on alarm subscribers for false alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms, and (v) requiring further verification of an alarm signal before the police will respond.

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

         The alarm industry is also subject to requirements imposed by various insurance, approval, listing, and standards organizations. Depending upon the type of subscriber served, the type of security service provided, and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

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

YEAR 2000 ISSUE

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is addressing any potential impact to the Company from the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

EMPLOYEES

         At September 30, 1997, the Company employed 852 individuals on a full-time basis. Currently, none of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  FACILITIES

         The information contained in this Item 2 describes the properties of the Company as of September 30, 1997. For information with respect to the properties of the Western Resources Securities Business, reference is made to the information included under the caption "The Western Resources Security Business" included in the Proxy Statement, which information is incorporated herein by reference.

         The Company's executive offices are located at 6011 Bristol Parkway, Culver City, California, and its central monitoring station and administrative office are located in the Portland, Oregon metropolitan area at 3900 S.W. Murray Boulevard, Beaverton, Oregon. The offices at both locations are leased by the Company. The Culver City lease expires in 1998, but can be renewed by the Company for an addition term of five years. The Company also leases office space in Bullhead City, Arizona; Tempe, Arizona; Las Vegas, Nevada; Albuquerque, New Mexico; Salt Lake City, Utah; Kent, Washington; Riverside, California; Bakersfield, California; San Leandro, California; San Diego, California; Santa Clara, California; and Van Nuys, California. The leases for these properties expire on various dates through 2012, and in some cases are renewable at the option of the Company.

ITEM 3.  LEGAL PROCEEDINGS

         On January 8, 1997, Innovative Business Systems ("IBS") filed suit against Westinghouse Electric Corporation ("WEC"), Westinghouse Security Systems, Inc. ("WSS"), Western Resources, WestSec and Renee T. Kingsley in the 298th Judicial District Court, Dallas County, Texas, alleging, among other things, breach of contract by WEC and interference with contract by Western Resources and WestSec in connection with the sale by WEC of the assets of WSS to WestSec. IBS alleges in the suit that WEC improperly transferred to WestSec certain computer software that is owned by IBS and used by WestSec to support certain monitoring and operating functions and that WestSec is not entitled to use such software and seeks actual and punitive damages, and injunction relief to stop WestSec from using the software. All defendants have denied IBS' allegations are vigorously defending against them. The case is currently scheduled for trial in March, 1998. Pursuant to the Contribution Agreement, the first $1 million of damages, costs, expenses and other losses incurred by WestSec in connection with this litigation will be borne by Protection One, but Western Resources will indemnify Protection One against all losses in excess of such amount.

         On April 28, 1997, Westec Security, Inc. ("WS") filed suit against WestSec, Western Resources and Westar Security in Superior Court of California, Los Angeles County, West District. The case was removed by Defendants to the U.S. District Court for the Central District of California alleging that the defendants' use of the trademarks "Weststar" and "WestSec" infringed on and competed unfairly with WS's rights in the trademark "Westec." The suit sought to enjoin defendants from using the Westar and Westec marks, a constructive trust on profits as a result of the use of the marks, monetary, general and punitive damages. On December 10, 1997, the parties and POI entered into a settlement agreement with respect to this litigation providing for, among other things, the dismissal of the complaint with prejudice and the release of all claims by WS against Westar, WestSec and POI arising out of the use of the contested trademarks by the Western Resources Security Business in exchange for an agreement by POI, Westar, WestSec and Western Resources to discontinue the use of such trademarks in connection with the security alarm monitoring business over a specified period of time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market for the Common Stock for the fiscal periods indicated:

                                                                                             HIGH            LOW
                                                                                             ----            ---
Fiscal Year Ended September 30, 1996
         First Quarter...................................................................  $10 1/2         $ 7 9/32
         Second Quarter..................................................................   14 9/16          9
         Third Quarter...................................................................   17 5/16         13 3/8
         Fourth Quarter..................................................................   16 7/8          11 3/4
Fiscal Year Ended September 30, 1997
         First Quarter...................................................................  $15             $ 8 3/4
         Second Quarter..................................................................   11 1/8           7 3/8
         Third Quarter...................................................................   14 1/8           9 1/4
         Fourth Quarter..................................................................   21 3/4          13 3/8

         As of December 19, 1997, there were 99 holders of record of the Common Stock. The Company believes there are in excess of 400 beneficial owners of the Common Stock.

         POI has never paid any cash dividends on the Common Stock other than the Special Dividend, and does not intend to pay any cash dividends in the foreseeable future. The Company intends to retain its cash flows for the operation and expansion of its business. Monitoring's $100.0 million revolving credit facility (the "Revolving Credit Facility"), the indenture (the "Discount
Note Indenture") pursuant to which Monitoring's 13 5/8% Senior Subordinated Discount Notes due 2005 (the "Discount Notes") were issued and the indenture (the "Convertible Note Indenture") pursuant to which Monitoring's Convertible Notes due 2003 were issued restrict POI's ability to declare or pay any dividend on, or make any other distribution in respect of, POI's capital stock. For additional information with respect to the Special Dividend, see note 19 of the notes to the consolidated financial statements of POI included in Item 14 of this Report.

         Pursuant to the terms of the credit agreement (the "Credit Agreement") governing the Revolving Credit Facility, Monitoring is restricted from making dividend payments on its common stock. The Discount Note Indenture contains restrictions on dividends paid by Monitoring that are similar to the restrictions summarized above. During fiscal 1995, Monitoring paid dividends to POI of approximately $0.2 million. No dividends were paid by Monitoring to POI in fiscal 1996 or fiscal 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data for fiscal 1993, 1994, 1995, 1996 and 1997 are derived from the consolidated financial statements of the Company that have been audited by Coopers & Lybrand L.L.P. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto, included elsewhere in this Report.

                                                                              YEAR ENDED SEPTEMBER 30,
                                                         ----------------------------------------------------------------
                                                           1993          1994          1995          1996          1997
                                                         --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA: ......................           IN THOUSANDS, EXCEPT PER SHARE AND SUBSCRIBER DATA
  Revenues:
    Monitoring and service .........................     $ 15,043      $ 29,297      $ 48,909      $ 68,778      $ 94,702
    Other ..........................................        6,847         5,183         6,973         4,679         3,791
                                                         --------      --------      --------      --------      --------
      Total revenues ...............................       21,890        34,480        55,882        73,457        98,493
                                                         --------      --------      --------      --------      --------
  Cost of revenues:
    Monitoring and service .........................        3,664         8,355        13,627        19,065        25,653
    Other ..........................................        3,562         3,225         3,887         2,513         2,291
                                                         --------      --------      --------      --------      --------
      Total cost of revenues .......................        7,226        11,580        17,514        21,578        27,944
                                                         --------      --------      --------      --------      --------
      Gross profit .................................       14,664        22,900        38,368        51,879        70,549
  Selling, general and administrative
    expenses .......................................       11,797        10,607        13,031        15,478        19,978
  Loss on acquisition terminations .................           --            26           208            --            --
  Performance warrants compensation
    expense ........................................           --         4,504            --            --            --
  Adjustment of purchase accounting
    Accruals, net ..................................         (742)           --            --            --            --
  Acquisition and transition expenses ..............           --            --         3,090         4,219         5,920
  Amortization of intangibles accounts and
    depreciation ...................................        4,386         9,289        16,543        25,121        38,227
                                                         --------      --------      --------      --------      --------
      Operating income (loss) ......................         (777)       (1,526)        5,496         7,061         6,424
  Interest expense, net(a) .........................        1,564         6,932         7,626         4,885         9,136
  Amortization of debt issuance costs
    and OID ........................................          185           891         6,797        17,812        20,706
  Loss on assets held for sale .....................           --            --            --            89           339
  Loss (gain) on sales of assets ...................           --            --           505            19          (100)
                                                         --------      --------      --------      --------      --------
      Loss before income taxes,
         extraordinary items and cumulative
         effect of change in accounting
         method - net of taxes .....................       (2,526)       (9,349)       (9,432)      (15,744)      (23,657)

  Income tax benefit ...............................           --         2,863         3,595           247         1,744
  Extraordinary item -- loss on early
    extinguishment of debt -- net (b) ..............         (281)       (1,174)       (8,906)           --            --
  Cumulative effect of change in
    accounting  method -- net (c) ..................           --            --        (1,955)           --            --
                                                         --------      --------      --------      --------      --------
      Net loss .....................................     $ (2,807)     $ (7,660)     $(16,698)     $(15,497)     $(21,913)
                                                         ========      ========      ========      ========      ========
      Loss attributable to common stock ............     $ (4,635)     $ (9,161)     $(18,453)     $(15,745)     $(21,913)

  Loss per common share:
    Before extraordinary items and
      cumulative effect of change in
      Accounting method ............................     $ (41.86)     $ (27.11)     $  (0.87)     $  (1.40)     $  (1.59)
Net loss per share .................................     $ (44.57)     $ (31.10)     $  (2.12)     $  (1.40)     $  (1.59)

                                                                                YEAR ENDED SEPTEMBER 30,
                                                         ---------------------------------------------------------------------
                                                           1993           1994           1995           1996           1997
                                                         ---------      ---------      ---------      ---------      ---------
CONSOLIDATED BALANCE SHEET DATA:
    Working capital (deficit) ......................     $  (1,632)     $ (11,505)     $  (9,159)     $  (5,632)     $ (14,834)
    Subscriber accounts and intangibles ............        37,204        114,620        162,239        257,354        326,748
    Total assets ...................................        44,472        126,085        178,669        297,636        369,191
      Long-term debt ...............................        23,591         86,842        146,023        225,650        303,880
      Redeemable preferred stock ...................        22,957         22,210          6,127             --             --
      Total stockholders' equity (deficit) .........        (8,796)        (6,084)         6,347         28,827         17,371


                                                                           YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------
                                                           1993         1994         1995         1996         1997
                                                         --------     --------     --------     --------     --------
OTHER OPERATING DATA:
    MRR (d) ........................................     $  1,208     $  2,737     $  3,924     $  6,187     $  8,003
    Number of subscribers net at end of period .....       39,527       85,269      129,420      196,531      254,478
    EBITDA (e) .....................................     $  3,609     $ 12,294     $ 22,247     $ 32,181     $ 44,651

---------------

(a) Includes interest expense to related parties of $0.3 million in fiscal 1993.
(b) In connection with the early extinguishment of the $50.0 million principal amount of the Company's 12% Senior Subordinated Notes, the Company incurred an extraordinary loss of approximately $8.9 million, net of the effect of taxes of $0.9 million, in fiscal 1995.
(c) For information regarding this change, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Recent Change in Accounting Method" included in Item 7 below and Note 2 of Notes to Consolidated Financial Statements included in Item 14 below.
(d) MRR means monthly recurring revenue (excluding revenues from patrol services) that the Company is entitled to receive under contracts in effect at the end of the period. MRR is a term commonly used in the security alarm industry as a measure of the size of a company, but not as a measure of profitability or performance, and does not include any allowance for future attrition or allowance for doubtful accounts. The Company does not have sufficient information as to the attrition of acquired subscriber accounts to predict the amount of acquired MRR that will be realized in future periods or the impact of the attrition of acquired accounts on the Company's overall rate of attrition.
(e) EBITDA is derived by adding to loss before income taxes, extraordinary items and cumulative effect of change in accounting method--net of taxes the sum of (i) loss on sales of subscriber accounts, (ii) amortization of debt issuance costs and OID, (iii) interest expense, net, (iv) amortization of subscriber accounts and goodwill, (v) depreciation expense, (vi) performance warrants compensation expense, (vii) adjustment of purchase accounting accruals, net and (viii) loss on acquisition terminations. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income and is indicative neither of the Company's operating performance nor of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows and net losses.

         The following table provides a calculation of EBITDA for each of the periods presented above:

                                                                              YEARS ENDED SEPTEMBER 30,
                                                         ----------------------------------------------------------------
                                                           1993          1994          1995          1996          1997
                                                         --------      --------      --------      --------      --------
Loss before income taxes, extraordinary
  items and cumulative effect of change in
  accounting method-net of taxes (a) ...............     $ (2,526)     $ (9,349)     $ (9,432)     $(15,744)     $(23,657)
Plus:
  Loss (gain) on sales of assets ...................           --            --           505            19          (100)
  Loss on assets held for sale .....................           --            --            --            89           339
  Amortization of debt issuance costs and OID ......          185           891         6,797        17,812        20,706
  Interest expense, net ............................        1,564         6,932         7,626         4,885         9,136
  Amortization of subscriber accounts goodwill
    And amortization ...............................        3,864         8,772        15,460        23,275        34,975
  Depreciation expense .............................          522           518         1,083         1,845         3,252
  Performance warrants compensation expense ........           --         4,504            --            --            --
  Loss on acquisition terminations .................           --            26           208            --            --
                                                         --------      --------      --------      --------      --------
     EBITDA ........................................     $  3,609      $ 12,294      $ 22,247      $ 32,181      $ 44,651
                                                         ========      ========      ========      ========      ========

---------------

    (a) Such adjustment caused such loss to be reduced by approximately $0.7 million for fiscal 1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except where the context indicates otherwise, the information contained in this Item 7 based on the Company's business, operations and financial condition as of and for the year ended September 30, 1997. Stockholders, potential investors and other readers of this Report should be aware that the information below does not, in general, reflect the impact that the Western Resources transaction will have on the future business, operations, revenues, expenses and net income or loss, or the future liquidity and capital resources, of the Company, Western Resources and that the business, results of operations and financial condition of the post-transaction Company may not follow the same historical trends or be subject to or reflect the same dependence on the economic and competitive factors described below.

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

         Alarm monitoring services generate a significantly higher gross margin than do the other services provided by the Company. In fact, the cost of providing patrol and alarm response services exceeds the revenues generated by patrol services, and although sales and installation services contribute to the Company's gross profits, the total expenses associated with alarm system installations (including not only the direct costs of providing such services but also the expenses associated with the sales and marketing of alarm systems) also exceed the revenues generated by such services. The Company's strategy, however, is to provide patrol and alarm response services and to invest in system sales and installation because the Company believes that such services and products contribute to the generation and retention of alarm monitoring subscribers.

         Accounting Differences for Account Purchases and New Installations. A difference between the accounting treatment of the purchase of subscriber accounts and the accounting treatment of the generation of subscriber accounts through direct sales by the Company's sales force has a significant impact on the Company's results of operations. All direct external costs associated with purchases of subscriber accounts (either through the Dealer Program or through acquisitions of subscriber account portfolios) are capitalized and amortized over 10 years on a straight-line basis. Company personnel and related support and duplicate costs incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred. Other acquisition transition costs that reflect the Company's estimate of costs associated with incorporating the purchased subscriber accounts into its operations, including costs incurred by the Company in fulfilling the seller's pre-acquisition warranty repair service and other obligations to the acquired subscribers are capitalized and amortized as described above. In contrast, all of the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's sales force are expensed in the period in which such activities occur.

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

         The new method is consistent with emerging guidelines as published on July 21, 1995 by the Emerging Issue Task Force of the Financial Accounting Standards Board. See Note 2 of the Notes to Consolidated Financial Statements included in Item 14 hereof.

         As a result of the change in accounting method: (i) in the quarter ended December 31, 1994, the Company recorded a non-cash, non-recurring charge of approximately $2.0 million, which amount represents the cumulative effect (net of income tax benefit of approximately $1.2 million) of the accounting change on prior years' results of operations; and (ii) the Company's statement of operations for fiscal 1995 includes (and subsequent statements of operations will include) a new expense item captioned "acquisition and transition expenses" to reflect the application of the new accounting method for fiscal 1995 and subsequent periods. The expense was approximately $3.1 million for fiscal 1995 (before associated tax benefit). The foregoing non-recurring charge and expenses are reflected in the financial information presented in this report. Such expenses will fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition activity and its ability to require sellers to bear certain of such acquisition-related expenses.

         Acquisition and Dealer Program Activity. A significant portion of Protection One's growth has been generated by the purchase of subscriber accounts through Protection One's Dealer Program and through the acquisition of portfolios of subscriber accounts from other alarm companies. Protection One's Dealer Program consists of exclusive purchase agreements with independent alarm companies specializing in the sale and installation of new alarm systems. Dealer Program participants install alarm systems (which have a Protection One logo on the keypad), arrange for subscribers to enter into Protection One alarm monitoring agreements, and install Protection One yard signs and window decals. Substantially all of these subscribers are contacted individually by Protection One personnel, at the time of purchase of the accounts from the dealer, to facilitate customer satisfaction and quality control. In addition, Protection
One requires dealers to evaluate the credit history of prospective new subscribers.

         Protection One also purchases portfolios of subscriber accounts. Because Protection One typically acquires only the subscriber accounts (and not the accounts receivable or similar assets) of the sellers, Protection One focuses its pre-acquisition review and analysis on the quality and stability of the subscriber accounts to verify the monthly recurring revenue ("MRR") represented by such accounts. If the subscriber accounts to be purchased pass such due diligence scrutiny, Protection One then applies its monitoring and other servicing costs to such MRR as a basis for determining the purchase price to be paid by Protection One. To protect Protection One against the loss of acquired accounts, Protection One typically seeks to obtain from the seller a guarantee against the subscriber account cancellation for a period following the acquisition and the right to retain a portion of the acquisition price (a "purchase price holdback") against the MRR lost due to subscriber account cancellations during the specified period. Protection One obtains a similar purchase price holdback in its purchases through the Dealer Program.

         During fiscal 1997, the Company added (through acquisitions of 14 portfolios of subscriber accounts and through its Dealer Program) an aggregate of approximately 92,000 subscriber accounts for a total purchase price of approximately $108.9 million (including assumed liabilities of approximately $20.7 million). The MRR of the acquired accounts ranged from approximately $10.00 to $40.00, with an average of $29.25. Of the acquisitions completed during fiscal 1997 by the Company, the substantial majority included purchase price holdbacks in amounts that ranged from 0% to 20% of the initial purchase price (and averaged 12.3% of the initial purchase price) and attrition guarantees for periods that ranged from six months to 12 months (and averaged
11.9 months).

         Subscriber Attrition. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts. Gross subscriber attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to the number of subscribers who disconnect service during such period and the denominator of which is the average of the number of subscribers at each month-end during such period. Net MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is an amount equal to gross MRR lost as the result of canceled subscriber accounts or services during such period, net of
(i) MRR generated during such period by the sale of additional services and increases in rates to existing subscribers, (ii) MRR generated during such period from the connection of subscribers who move into premises previously occupied by subscribers and in which existing systems are installed and from conversion of accounts that were previously monitored by other companies to the Company's monitoring service (i.e., "reconnects" and "conversions"); and (iii) attributable to canceled accounts that by virtue of a purchase holdback are "put" back to the seller of such accounts during such period (i.e., "guaranteed accounts"); and the denominator of which is the average month-end MRR in effect during such period. While the Company reduces the gross MRR lost during a period by the amount of guaranteed accounts provided for in purchase agreements with sellers, in some cases the Company may not collect all or any of the reimbursement due it from the seller. The following table sets forth the Company's gross subscriber attrition and net MRR attrition for the periods indicated:

                              TWELVE MONTHS ENDED SEPTEMBER 30,
                              ---------------------------------
                                1995         1996        1997
                              --------     --------    --------
Gross subscriber attrition       19.3%        18.3%       17.3%
Net MRR attrition ........        6.6          7.0         7.8

         Management has established target ranges for gross subscriber attrition and net MRR attrition of 16%-18% and 6%-8%, respectively. Fluctuations in gross subscriber attrition reflect changes in levels of acquisition activity, at the rate at which subscribers move, the number of subscribers that the Company disconnects for non-payment and customer satisfaction with Protection One's customer service and field repair functions. Changes in net MRR attrition are caused by the factors impacting gross subscriber attrition, as well as changes in Protection One's ability to generate reconnects and conversions, to create MRR through the sale of additional services and price increases and to obtain purchase holdbacks covering the loss of acquired subscribers. In each of fiscal years 1995, 1996 and 1997, gross subscriber attrition declined and net MRR attrition increased. For each such period, while the gross number of subscriber disconnects as a percentage of the average subscriber balance decreased, such disconnects covered by purchase holdbacks declined and net MRR attrition increased.

         MRR represents the monthly recurring revenue Protection One is entitled to receive under subscriber contracts in effect at the end of the period. Included in MRR and the number of subscribers are amounts associated with subscribers with past due balances. It is the policy and practice of Protection One that every effort be made to preserve the revenue stream associated with these contractual obligations. To this end, Protection One actively works to both collect amounts owed and to retain the subscriber. In certain instances, this collection and evaluation period may exceed six months in length. When, in the judgment of Protection One's collection personnel, all reasonable efforts have been made to collect balances due, subscribers are disconnected from Protection One's monitoring center and are included in the calculation of gross subscriber and net MRR attrition.

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

         Generally, net MRR attrition is less than actual "net account attrition," which the Company defines as canceled subscriber accounts net of reconnects, conversions and guaranteed accounts. Estimated net account attrition is the basis upon which the Company determines the period over which it amortizes its investment in subscriber accounts. The Company amortizes such investment over 10 years based on current estimates. If actual subscriber account attrition were to exceed such estimated attrition, the Company could be required to amortize its investment in subscriber accounts over a shorter period, thus increasing amortization expense in the period in which such adjustment is made and in future periods. Since the majority of the subscriber accounts acquired by the Company since its formation were purchased recently, there can be no assurance that the actual attrition rates for such accounts will not be greater than the rate assumed by the Company. See " -- Results of Operations -- Fiscal 1997 Compared to Fiscal 1996 -- Amortization of subscriber accounts and goodwill" below and Note 7 of Notes to Consolidated Financial Statements included in Item 14 of this Report.

         The table below sets forth the change in the Company's subscriber base over fiscal years 1995-1997:

                                                               YEAR ENDED SEPTEMBER 30,
                                                        ------------------------------------
                                                          1995          1996          1997
                                                        --------      --------      --------
Beginning of period ................................      85,269       129,420       196,531
Additions through portfolio acquisitions and Dealer
  Program, net of sales of subscriber accounts .....      60,909        91,325        92,059
Installations by Company personnel .................       1,502           881           232
Reconnects and conversions .........................       3,585         4,633         4,981
Gross subscriber attrition .........................     (21,845)      (29,728)      (39,325)
                                                        --------      --------      --------
   End of period ...................................     129,420       196,531       254,478
                                                        ========      ========      ========

         Changes in Statement of Operations Presentation Format. Beginning with its Quarterly Report on Form 10-Q for the first quarter of fiscal 1997, Protection One made changes to its presentation of income statement information. First, Protection One has reclassified revenues and cost of revenues associated with its alarm response and patrol operations from the "other" category to "monitoring and related services." The "other" category now reflects solely results from Protection One's installation, lock and other operations. Protection One made this change to better reflect its efforts to sell a bundle of monitoring, field service and alarm response services to both existing and new subscribers. Second, Protection One has reclassified depreciation expense from monitoring and service cost of revenues, other cost of revenues and the selling, general and administrative expenses category, and included depreciation expense in a line item entitled "amortization of intangibles and depreciation expense." Protection One made this change to allow readers to more easily calculate the aggregate amount of non-cash charges in the income statement. Finally, Protection One has reclassified customer service expense from monitoring and service cost of revenues to selling, general and administrative expenses. This change reflects Protection One's move to centralize all customer service functions into a single facility in Chatsworth, California. Customer service personnel formerly dedicated to the support of monitoring and related services are responsible for Protection One's entire customer service efforts. Results reported in this Report for fiscal 1997 have been modified to reflect these changes and make the information for such periods comparable to information for the year ended September 30, 1997. Amounts in the audited financial statements as of September 30, 1995 and 1996 and for the two years ended September 30, 1996 included in this Report have also been reclassified to reflect these changes.

         The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements that the Company will be required to adopt in future fiscal reporting periods.

         FASB Statement No. 128 "Earnings per Share" establishes new guidelines for the calculation of and disclosures regarding earnings per share. The Company will adopt the provisions of Statement No. 128 for financial statements for periods after December 15, 1997, and at such time will be required to present basic and diluted earnings per share and to restate all prior periods. There will be no impact on the calculation of basic earnings per share for the three months and nine months ended September 30, 1997 and 1996. Diluted earnings per share is not expected to differ materially from basis earnings per share.

         The Company will adopt FASB Statement No. 129 "Disclosure of Information About Capital Structure" for financial statements for periods after December 15, 1997. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

         FASB Statement No. 130 "Reporting Comprehensive Income," which the Company will adopt for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Such changes are generally not significant to the Company; and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements.

         Restrictions on Dividends. The Company has never paid any cash dividends on the Common Stock (with the exception of the Special Dividend associated with the Western Resources transaction) and does not intend to pay any cash dividends in the foreseeable future. Both the Revolving Credit Facility and the Discount Note Indenture restrict POI's ability to declare or pay any dividend on, or make any other distribution in respect of, POI's capital stock.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                            FISCAL YEAR
                                                   ------------------------------
                                                    1995        1996        1997
                                                   ------      ------      ------
Revenues:
  Monitoring and service ...................         87.5%       93.6%       96.2%
  Other ....................................         12.5         6.4         3.8
                                                   ------      ------      ------
          Total revenues ...................        100.0%      100.0%      100.0%
                                                   ------      ------      ------
Cost of revenues:
      Monitoring and service ...............         24.4%       26.0%       26.1%
  Other ....................................          6.9         3.4         2.3
                                                   ------      ------      ------
          Total cost of revenues ...........         31.3        29.4        28.4
                                                   ------      ------      ------
          Gross profit .....................         68.7        70.6        71.6
Selling, general and administrative expenses         23.3        21.1        20.3
Loss on acquisition terminations ...........          0.4
Acquisition and transition expenses ........          5.6         5.7         6.0
Amortization of intangibles and
   depreciation expenses ...................         29.6        34.2        38.8
                                                   ------      ------      ------
          Operating income .................          9.8%        9.6%        6.5%
                                                   ======      ======      ======


         FISCAL 1997 COMPARED TO FISCAL 1996

         Revenues for fiscal 1997 increased by $25.0 million, or 34.1%, to $98.5 million from $73.5 million for fiscal 1996. Monitoring and related service revenues increased by $25.9 million, or 37.7%, substantially all of which resulted from the addition of approximately 53,000 subscribers from the Dealer Program and approximately 39,000 subscribers from the acquisition of portfolios of subscriber accounts. Other revenues declined by approximately 19.0% to approximately $3.8 million in fiscal 1997 from $4.7 million in fiscal 1996. The decline in other revenues reflects a decrease in installation revenue of $0.6 million and a decrease in lock revenue of $0.1 million. The decline in installation revenues resulted from the Company's continued emphasis on growth through acquisitions and the Dealer Program, rather than through sales of new alarm systems by Company personnel.

         Cost of revenues for fiscal 1997 increased by $6.4 million, or 29.5% to $27.9 million. Cost of revenues as a percentage of total revenues declined to 28.4% during fiscal 1997 from 29.4% during fiscal 1996. Monitoring and related services expenses increased by $6.6 million, or 34.6%, primarily due to increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and related services expenses as a percentage of monitoring and related services revenues decreased to 27.1% from 27.7% during fiscal 1996. Such decrease reflects increased efficiencies in the monitoring and field services areas noted above. See "-Overview-Acquisition and Dealer Program Activity" above. Other expenses declined by $0.2 million to $2.3 million in fiscal 1997 from $2.5 million in fiscal 1996, reflecting the decline in installation activities.

         Gross profit for fiscal 1997 was $70.5 million, which represents an increase of $18.7 million, or 36.0%, over the $51.9 million of gross profit recognized in fiscal 1996. Such increase was caused primarily by an increase in monitoring and service activities, which paralleled the increase in the Company's subscriber base from 196,531 at September 30, 1996 to 254,478 at September 30, 1997. Gross profit as a percentage of total revenues was 71.6% for fiscal 1997 compared to 70.6% for fiscal 1996. This increase was caused primarily by an increase in monitoring and related services revenues as a percentage of total revenues.

         Selling, general and administrative expenses rose to $20.0 million in fiscal 1997, an increase of $4.5 million, or 29.1%, over such expenses in fiscal 1996, but declined as a percentage of total revenues from 21.1% in fiscal 1996 to 20.3% in fiscal 1997. The increase in general and administrative expenses was caused by increases in corporate and branch overhead expenses incurred to supervise a larger employee base associated with a larger subscriber base. Advertising and marketing expenses are expensed as incurred and comprised less than 1% of revenues in each of fiscal 1996 and 1997. The provision for doubtful accounts increased to approximately $3.3 million in fiscal 1997 from $2.6 million in fiscal 1996, reflecting the 38.4% increase in the Company's average subscriber base from fiscal 1996 to fiscal 1997.

         Acquisition and transition expenses for fiscal 1997 totaled $5.9 million compared to $4.2 million for fiscal 1996. Such expenses will fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition activity and its ability to require sellers to bear certain of such acquisition-related expenses.

         Amortization of intangibles and depreciation expenses for fiscal 1997 increased by $13.1 million, or 52.2%, to $38.2 million. This increase is the result of the Company's purchase of approximately 92,000 subscriber accounts through the acquisition of portfolios of subscriber accounts and through the Dealer Program, as well as increases in depreciation expense associated with the Company's new software implementation.

         Operating income for fiscal 1997 was $6.4 million, compared to an operating income of $7.1 million in fiscal 1996. Operating income as a percentage of total revenues declined to 6.5% in fiscal 1997, compared to 9.6% in fiscal 1996 due primarily to increases in amortization of subscriber accounts and goodwill.

         Interest expense, net and amortization of debt issuance costs and OID. These amounts increased by $7.1 million, or 31.5%, to $29.8 million in fiscal 1997, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth.

         Balance sheet data. At September 30, 1997, the Company's working capital deficit was $14.8 million, as compared to a working capital deficit of $5.6 million at September 30, 1996. Significant changes in working capital items include a $4.5 million increase in accounts receivable, including income tax receivable, and a $0.9 million increase in prepaid expenses offset by decreases in cash and cash equivalents ($4.9 million), deferred tax assets ($2.5 million), acquisition and transition costs ($3.1 million) and deferred revenue ($2.4 million), and an increase in accounts payable ($2.2 million). Subscriber accounts and intangibles, net increased to $326.7 million at September 30, 1997 from $257.4 million at September 30, 1996. This increase of $69.4 million, or 27.0%, was caused by the addition of new subscribers, net of amortization expense. Total stockholders' equity decreased to $17.4 million at September 30, 1996 from $28.8 million at September 30, 1996. The decrease reflects the net loss of $21.9 million offset by the issuance of shares of common stock as a portion of the purchase price paid on several acquisitions ($9.7 million) and the exercise of warrants and options ($0.8 million).

FISCAL 1996 COMPARED TO FISCAL 1995

         Revenues for fiscal 1996 increased by $17.6 million, or 31.5%, to $73.5 million from $55.9 million for fiscal 1995. Monitoring and related service revenues increased by $19.9 million, or 40.6%, substantially all of which resulted from the addition of approximately 55,000 subscribers from the acquisition of portfolios of subscriber accounts and approximately 36,000 subscribers from the Dealer Program. Other revenues declined by approximately 32.9% to approximately $4.7 million in fiscal 1996 from $7.0 million in fiscal 1995. The decline in other revenues reflects a decrease in installation revenue of $1.4 million and a decrease in lock revenue of $0.6 million. The decline in installation revenues resulted from the Company's continued emphasis on growth through acquisitions and the Dealer Program, rather than through sales of new alarm systems by Company personnel. In addition, during 1995 the Company recognized $1.6 million of other revenue arising from the sales of security alarm equipment received from a vendor.

         Cost of revenues for fiscal 1996 increased by $4.1 million, or 23.2%, to $21.6 million. Cost of revenues as a percentage of total revenues declined to 29.4% during fiscal 1996 from 31.3% during fiscal 1995. Monitoring and related services expenses increased by $5.4 million, or 39.9%, primarily due to increased activity at the Company's central monitoring station and field service branches due to a substantially larger subscriber base. Monitoring and related services expenses as a percentage of monitoring and related services revenues decreased slightly to 27.7% from 27.9% during fiscal 1995. Such decrease reflects efficiencies achieved in patrol and alarm response operations, offset by increased expenses in the monitoring and field services areas noted above. Other expenses declined by $1.4 million to $2.5 million in fiscal 1996 from $3.9 million in fiscal 1995, reflecting the decline in installation activities.

         Gross profit for fiscal 1996 was $51.9 million, which represents an increase of $13.5 million, or 35.2%, over the $38.4 million of gross profit recognized in fiscal 1995. Such increase was caused primarily by an increase in monitoring and service activities, which paralleled the increase in the Company's subscriber base from 129,420 at September 30, 1995 to 196,521 at September 30, 1996. Gross profit as a percentage of total revenues was 70.6% for fiscal 1996 compared to 68.7% for fiscal 1995. This increase was caused primarily by an increase in monitoring and related services revenues as a percentage of total revenues.

         Selling, general and administrative expenses rose to $15.5 million in fiscal 1996, an increase of $2.4 million, or 18.8%, over such expenses in fiscal 1995, but declined as a percentage of total revenues declined from 23.3% in fiscal 1995 to 21.1% in fiscal 1996. Sales and marketing expenses declined due to the Company's continued emphasis on growth through acquisitions and the Dealer Program, rather than through sales of new alarm systems by Company personnel. The increase in general and administrative expenses was caused by increases in corporate and branch overhead expenses incurred to supervise a larger employee base associated with a larger subscriber base. Advertising and marketing expenses are expensed as incurred and comprised 1% of revenues in each of fiscal 1995 and 1996. The provision for doubtful accounts increased to approximately $2.6 million in fiscal 1996 from $1.8 million in fiscal 1995, reflecting the 51.8% increase in the Company's average subscriber base from fiscal 1995 to fiscal 1996.

         Acquisition and transition expenses for fiscal 1996 totaled $4.2 million compared to $3.1 million for fiscal 1995. Such expenses will fluctuate from quarter to quarter based primarily on the amount of the Company's acquisition activity and its ability to require sellers to bear certain of such acquisition-related expenses.

         Amortization of intangibles and depreciation expenses for fiscal 1996 increased by $8.6 million, or 51.9%, to $25.1 million. This increase is the result of the Company's purchase of approximately 91,000 subscriber accounts through the acquisition of portfolios of subscriber accounts and through the Dealer Program in fiscal 1996.

         Operating income for fiscal 1996 was $7.1 million, compared to an operating income of $5.5 million in fiscal 1995. Operating income as a percentage of revenue was 9.6% in fiscal 1996, compared to 9.8% in fiscal 1995.

         Interest expense, net and amortization of debt issuance costs and OID. These amounts increased by $8.3 million, or 57.4%, to $22.7 million in fiscal 1996, reflecting the Company's use of debt to finance a substantial portion of its subscriber account growth, including the issuance of the Discount Notes in May 1995. See"-Liquidity and Capital Resources" Below.

         Balance sheet data. At September 30, 1996, the Company's working capital deficit was $5.6 million, as compared to a working capital deficit of $9.2 million at September 30, 1995. Significant changes in working capital items include a $7.6 million increase in the deferred tax assets, a $6.9 million increase in accounts receivable offset by increases in purchase holdbacks ($5.0 million), acquisition and transition costs ($3.4 million) and deferred revenue ($4.7 million). Subscriber accounts and intangibles, net increased to $257.4 million at September 30, 1996 from $162.2 million at September 30, 1995. This increase of $95.2 million, or 58.6%, was caused by the addition of new subscribers, net of amortization expense. Total stockholders' equity increased to $28.8 million at September 30, 1996 from $6.3 million at September 30, 1995. The increase in such figure reflects the conversion of redeemable preferred stock to common stock and the issuance of common stock in the Company's February 1996 $25.0 million public offering (the "Secondary
Public Offering") offset by a loss of $15.7 million for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         General. Since September 1991, the Company has financed its operations and growth with a combination of capital raised through debt and equity offerings and, to a lesser extent, cash flow from operations. During fiscal 1997, the Company issued $13.5 million aggregate principal amount of Convertible Notes pursuant to the exercise of an over-allotment option by underwriters and approximately 920,000 shares of Common Stock valued at approximately $11.7 million in connection with three acquisitions. In addition, the Company generated $34.0 million of cash from operating activities and borrowed $45.7 million under its Revolving Credit Facility.

         Recent Developments On November 24, 1997, pursuant to the Contribution Agreement, Protection One received $367.4 million of cash and marketable securities from Western Resources, and made the following disbursements, either concurrently with or within several days of the closing of the Western Resources transaction: (i) $114.1 million to pay the Special Dividend and the Option Warrant Payments; (ii) $94.4 million to pay the cash purchase price of Centennial; and (iii) $61.6 million to repay borrowings under the Revolving Credit Facility. The remaining $97.3 million included $14.8 million of marketable securities, which amount included the Guardian Common Shares and the Guardian Preferred Shares, and $82.5 million of cash.

         The amounts contributed by Western Resources have substantially enhanced the Company's liquidity. In addition, the Company believes the issuance of 68.7 million shares of Common Stock to Western Resources has improved its access to the public equity markets. The Company intends to use cash flow provided by operations, cash on hand, availability under its Revolving Credit Facility (which currently is $100.0 million) and capital raised from debt and equity offerings, as needed, to fund its ongoing operations and growth activities. The Company believes that cash required to fund its growth activities will continue to exceed cash flow provided by operations for the foreseeable future.

         Material Commitments. The Company has several material commitments and a growth opportunity that if pursued could require significant capital. First, pursuant to the Contribution Agreement, the Company has the right to purchase the stock of Network Holdings, Inc. for an amount equal to the purchase price Western Resources paid for the Network Securities, plus a finance charge representing the carrying cost of the purchase to Western Resources and reimbursement of certain Western Resources' expenses. The Company believes the exercise of the Network option is probable and is likely will occur during the first quarter of calendar year 1998. The Company believes such exercise will require approximately $175 million of cash.

         The Company has several other long-term commitments. Amounts borrowed under the Revolving Credit Facility, which could range up to $100.0 million, are due and payable on January 3, 2000. The Convertible Notes, which total $103.5 million in aggregate principal amount, mature on September 15, 2003, and the Company must make a payment of $166.0 million on September 30, 2005 at the maturity of the Discount Notes. Cash interest payable on the Convertible Notes and Discount Notes will total $18.3 million in 1998 and $29.6 million thereafter until maturity. (See Note 8 of Notes to Consolidated Financial Statements included in Item 14 hereof, for further information regarding the Convertible Notes and Discount Notes.) In addition, Protection One has assumed as part of the Western Resources transaction approximately $65 million of Westec indebtedness, of which approximately $5 million is payable in 1997, $26 million in 1998 and $34 million in 1999. The Company believes its enhanced liquidity and increased size due to the transaction with Western Resources will enable it to satisfy such obligations.

         Fiscal 1997 Results. For fiscal 1997, the Company's net cash provided by operating activities was $34.0 million, compared to $24.1 million for fiscal 1996. Net cash used in investing activities declined to $94.4 million in fiscal 1997 from $107.1 million in fiscal 1996. Net cash provided by financing activities was $58.7 million in fiscal 1997 compared to $83.6 million in fiscal 1996.

         The indentures governing the Discount Notes and Convertible Notes and the Revolving Credit Facility contain certain restrictions on the transfer of Company funds, including dividends, loans and advances by the Company. The Company believes such restrictions have not had and will not have a significant impact on the Company's ability to meet its cash obligations.

         Capital Expenditures. The Company anticipates making capital expenditures in fiscal 1998 of approximately $15 million, including $5 million to complete an upgrade of the Company's monitoring and administrative software, $5 million for replacement and growth in the Company's fleet of service and response vehicles, and $5 million of routine replacement of other capital items. Such amounts also include expenditures for the businesses contributed by Western Resources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements and supplementary data, together with the report of Coopers &Lybrand L.L.P., independent accountants, are included elsewhere herein. See "Index to Consolidated Financial Statements" on page F-1. Separate audited financial statements for Monitoring have not been provided because the Company does not believe such financial statements are material to investors. As described in "Introductory Notes - Company Structure; Western Resources Transaction," for the period covered by this Report the aggregate assets, liabilities, earnings and equity of Monitoring were substantially equivalent to the assets, liabilities, earnings and equity of POI on a consolidated basis.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS

         The Board of Directors of Protection One presently consists of 12 persons, all of who are elected annually. As provided in the Contribution Agreement, at the time of the Share Issuance, the Board of Directors of Protection One increased the size of the Board of Directors from four to 12, and eight persons nominated by Western Resources were added to such Board. The nominees of Western Resources are Peter C. Brown, Howard A. Christensen, Joseph
J. Gardner, William J. Gremp, Steven L. Kitchen, Carl M. Koupal, Jr., John C. Nettles, Jr. and Jane Dresner Sadaka.

         Certain information concerning the current directors of Protection One is set forth below:

         NAME            AGE                   POSITION
         ----            ---                   --------
James M. Mackenzie, Jr.   50    President, Chief Executive Officer and Director
Robert M. Chefitz         38    Director
Dr. Ben Enis              54    Director
James Q. Wilson           66    Director
Peter C. Brown            39    Director
Howard A. Christensen     64    Director
Joseph J. Gardner         60    Director
William J. Gremp          54    Director
Steven L. Kitchen         52    Director
Carl M. Koupal, Jr.       44    Director
John C. Nettles, Jr.      41    Director
Jane Dresner Sadaka       43    Director

         James M. Mackenzie, Jr. has been President and Chief Executive Officer and a director of the Company since 1991.

         Robert M. Chefitz has been a director of Protection One since September 1991. Mr. Chefitz joined Patricof & Co. Ventures, Inc., an investment management firm, in 1987, where he currently serves as a Managing Director; Mr. Chefitz also serves as a General Partner to various venture capital partnerships Patricof manages. Mr. Chefitz currently serves on the Board of Directors of Xpedite Systems, Inc. and is also a director of several private companies.

         Dr. Ben Enis has been a director of Protection One since October 1994. He has been an independent investor and marketing consultant since 1996. Prior to that time, he was a Professor of Marketing at the University of Southern California since 1982. Dr. Enis currently serves on the Board of Directors of Countrywide Credit Industries, Inc.

         James Q. Wilson has been a director of Protection One since June 1996. Mr. Wilson has recently retired from his position as a Professor of Management at the University of California at Los Angeles. Mr. Wilson is currently a director of New England Electric System, the Rand Corporation and State Farm Mutual Life Insurance Company.

         Peter C. Brown has served as President of AMC Entertainment, Inc., an entertainment company ("AMCE"), since January 1997. He served as Executive Vice President of AMCE from August 1994 to January 1997, and has served as AMCE's Chief Financial Officer since November 1991. Mr. Brown currently serves as director of AMCE and is Chairman of the Board of Trustees of Entertainment Properties Trust, a recently formed real estate investment trust.

         Howard A. Christensen is President and Chief Executive Officer of Chritensen & Associates, an investor relations and strategic planning firm.

         Joseph J. Gardner is the President of Condev Properties, a real estate development company.

         William A. Gremp has been Senior Vice President and Managing Director of the Utilities and Strategic Finance Group of First Union Capital Markets Group, a banking firm, since April 1996. Prior to that time, he was a Managing Director in the Global Power Group at Chase Manhattan Bank. Mr. Gremp is also a director of St. Joseph Light & Power Company.

         Steven L. Kitchen is an Executive Vice President and the Chief Financial Officer of Western Resources. He is also a director of Central National Bank.

         Carl M. Koupal, Jr. has been Executive Vice President and the Chief Administrative Officer for Western Resources since July 1995. From January 1995 to July 1995, Mr. Koupal was Executive Vice President of Corporate Communications, Marketing and Economic Development for Western Resources. Prior to that time, he served as Western Resources' Vice President, Corporate Marketing, and Economic Development. Mr. Koupal also currently serves as a director of Hanover Compressor Co.

         John C. Nettles, Jr. is a partner in the law firm of Morrison & Hecker L.L.P.

         Jane Dresner Sadaka is an Advisory Board Member of DLJ Merchant Banking Fund II. She served as a Special Limited Partner of Kellner, DiLeo & Co. from 1992 until 1997, and prior to that time was a General Partner, Head of Research, for Kellner, DiLeo & Co. Ms. Sadaka is also Executive Vice President of the New York University of School of Business Alumni Association.

EXECUTIVE OFFICERS

         The name, age and current position(s) with POI of each executive officer of Protection One are as set forth below. Each individual other than Mr. Weinstock also serves in the same capacities for Monitoring.

         NAME             AGE                          POSITION
         ----             ---                          --------
James M. Mackenzie, Jr.    50     President and Chief Executive Officer and
                                  Director
John W. Hesse              48     Executive Vice President, Chief Financial
                                  Officer and Secretary
John E. Mack, III          38     Executive Vice President -- Business
                                  Development and Assistant Secretary
Thomas K. Rankin           39     Executive Vice President -- Branch Management
                                  and Assistant Secretary
George A. Weinstock        60     Executive Vice President and Assistant
                                  Secretary
Steven Millstein           44     Executive Vice President of Western Resources

         For information with respect to the business experience of Mr. Mackenzie, see "Directors" above.

         John W. Hesse has been Executive Vice President, Chief Financial Officer and Secretary of the Company since 1991

         John E. Mack, III was Vice President -- Business Development of Protection One from 1991 until August 1996, and has been Protection One's Executive Vice President - Business Development since August 1996 and Assistant Secretary of Protection One since October 1994.

         Thomas K. Rankin was Vice President -- Branch Management of Protection One from September 1991 to August 1996, and has been Protection One's Executive Vice President - Branch Management since August 1996 and Assistant Secretary since October 1994.

         George A. Weinstock has been Executive Vice President of Monitoring since November 1993 and Executive Vice President of Protection One since June 1994, and was a director of Protection One from November 1993 to May 1994. Prior to November 1993, Mr. Weinstock served as President of American Home Security, Inc.

         Steven Millstein has been Executive Vice President of the Company since November 1997. Prior to November 1997, Mr. Millstein served as President of Westar Security.

ITEM 11.   EXECUTIVE COMPENSATION

         Information in response to this Item is incorporated by reference from the section captioned "Management of Protection One After the Stock Acquisition Transaction" in Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership of Certain Beneficial Owners.

                  The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of December 19, 1997 by each person known to Protection One to beneficially own more than 5% of the outstanding Common Stock.

                  Name and Address                   Amount and Nature of
                  of Beneficial Owner                Beneficial Ownership               Class(1)
                  -------------------                --------------------               --------
                  Western Resources, Inc.            68,674,402(2)
                  818 S. Kansas Avenue
                  Topeka, KS 66612

         (b)      Security Ownership of Management

                  The following tables sets forth certain information with respect to beneficial ownership of the Common Stock as of December 19, 1997 by each of Protection One's directors, each of Protection One's executive officers and all directors and officers of Protection One as a group. Unless otherwise indicated below, each individual named in the table has sole voting power and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                  AMOUNT AND NATURE OF
        NAME OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP (1)           PERCENT OF CLASS (2)
        ------------------------                 ------------------------           --------------------
James M. Mackenzie, Jr.                                   431,381                            *
John W. Hesse                                             348,255                            *
John E. Mack, III                                         271,840                            *
Thomas K. Rankin                                          274,589                            *
Steven A. Millstein                                             0                            *
George M. Weinstock                                        57,177                            *
Peter C. Brown                                                  0                            *
Robert M. Chefitz (3)                                   2,545,444                          3.0
Howard A. Christensen                                           0                            *
Ben Enis                                                   30,000                            *
Joseph J. Gardner                                               0                            *
William J. Gremp                                                0                            *
Steven L. Kitchen                                               0                            *
Carl M. Koupal, Jr.                                             0                            *
John C. Nettles, Jr.                                            0                            *
Jane Dresner Sadaka                                             0                            *
James Q. Wilson                                            20,100                            *
All directors and executive officers
of Protection One as a group (17 persons)               3,978,786                          4.7



(1) Includes shares subject to options that are currently exercisable or that become exercisable within 60 days after December 19, 1997, as follows: Mr. Mackenzie, 143,000 shares; Mr. Hesse, 155,000 shares; Mr. Mack, 161,000 shares; Mr. Rankin, 161,000 shares; Mr. Chefitz, 30,000 shares; Mr. Enis, 30,000 shares and Mr. Wilson, 20,000 shares.

(2) Based upon shares of Common Stock outstanding at December 19, 1997, as adjusted for options that are currently exercisable or that become exercisable within 60 days after December 19, 1997.

(3) Mr. Chefitz, a director of Protection One, is also General Partner of APA Excelsior III, L.P. and APA Excelsior III/Offshore, L.P. and an officer of Patricof Ventures ("Patricof"), the manager or investment advisers to such investment funds and to CIN Venture Nominees, Ltd., also an investment fund. Mr. Chefitz disclaims beneficial ownership of the shares listed in the table as owned by him, 2,515,444 of which shares are owned by APA Excelsior III, L.P., APA Excelsior III/Offshore L.P. or CIN Venture Nominees, Ltd., and the remainder of which are subject to an option held by Patricof.

------------------

(1)      Based upon shares of Common Stock outstanding at December 19, 1997.
(2) Western Resources, Inc. has sole voting power and sole investment power with respect to these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this Item is incorporated by reference from the sections captioned "Summary," "The Stock Acquisition Transaction," "The Contribution Agreement," "The Stock Option Agreement," "The Option and Voting Agreement" and "Management of Protection One After the Stock Acquisition Transaction" in the Proxy Statement.

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM-8-K

         (a)      The following documents are filed as a part of this report:

                  1. The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements.

                  2.       The following exhibits:

Exhibit
Number                                   Exhibit Description
------                                   -------------------
4.2      First Supplemental Indenture dated as of July 26, 1996, among Monitoring, as Issuer, POI, inter alia, as Guarantor and State Street Bank and Trust Company ("SSBTC") as successor to FNBB as Trustee
         (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by POI and
         Monitoring for the year ended September 30, 1996 (the "Fiscal 1996 Form 10-K")).

4.3      Second Supplemental Indenture dated as of October 28, 1996, among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the Fiscal 1996
         Form 10-K).

4.4      Subordinated Debt Shelf Indenture dated as of August 29, 1996, among Monitoring as Issuer, POI as
         Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the Fiscal 1996 Form S-3).

4.5      Supplemental Indenture No. 1 dated as of September 20, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.1 to the Current
         Report on Form 8-K filed by POI and Monitoring and dated September 20, 1996 (the September 1996 Form
         10-K)).

4.6      Supplemental Indenture No. 2 dated as of October 28, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.6 to the Fiscal 1996
         Form 10-K).

4.7      Amended and Restated Credit Agreement dated as of June 7, 1996, among Monitoring, Heller Financial,
         Inc. ("Heller Financial") as Agent and the financial institutions signatory thereto (the "Lenders")
         (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by POI and
         Monitoring for the quarter ended June 30, 1996).

4.8      Consent and First Amendment to Credit Agreement dated as of September 16, 1996, among Monitoring,
         Heller Financial as Agent and the Lenders (incorporated by reference to Exhibit 10.1 to the September
         1996 Form 8-K).

4.9      Second Amendment to Amended and Restated Credit Agreement dated as of March 31, 1997, among
         Monitoring, Heller Financial as Agent and the Lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1997).

4.10     Third Amendment to Amended and Restated Credit Agreement dated September 30, 1997 among Monitoring,
         Heller Financial as Agent and the Lenders.

4.11     Form of Revolving Note executed by Monitoring in favor of each Lender pursuant to the Amended and
         Restated Credit Agreement filed as Exhibit 4.7 (incorporated by reference to Exhibit 4.9 to the Fiscal
         1996 Form 10-K).

4.12     Amended and Restated Guaranty dated as of June 7, 1996, executed by POI in favor of Heller Financial as Agent (incorporated by reference to Exhibit 4.10 to the Fiscal 1996 Form 10-K).

4.13     Amended and Restated Stock Pledge Agreement dated as of June 7, 1996, between POI and Heller Financial as Agent (incorporated by reference 4.11 to the Fiscal 1996 Form 10-K).

4.14     Amended and Restated Security Agreement dated as of June 7, 1996, between Monitoring and Heller
         Financial as Agent (incorporated by reference to Exhibit 4.12 to the Fiscal 1996 Form 10-K).

4.15     Amended and Restated Continuing Security Interest and Conditional Assignment of Patents, Trademarks,
         Copyrights and Licenses dated as of June 7, 1996, between Monitoring and Heller Financial as Agent
         (incorporated by reference to Exhibit 4.13 to the Fiscal 1996 Form 10-K).

10.1     Stock Purchase Warrant dated as of September 16, 1991, issued by POI to Merita Bank. Ltd. (formerly
         Kansallis-Osake-Pankki) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form
         10-Q filed by POI and, inter alia, Monitoring for the quarter ended March 31, 1994).

10.2     Amended and Restated Stockholders' Agreement dated as of August 15, 1994, among POI and the stockholders of POI named therein (incorporated by reference to Exhibit 10.42 to the Registration
         Statement of Form S-1 (Registration No. 33-81292) originally filed by POI on July 8, 1994).

10.3     Warrant Agreement dated as of November 3, 1993, between Monitoring and United States Trust Company of
         New York, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on
         Form S-4 (Registration Statement 33-73002) originally filed by POI, Monitoring and certain former subsidiaries of Monitoring on December 15, 1993 (the "1993 Form S-4")).

10.4     Registration Rights Agreement dated as of November 3, 1993, among Monitoring, POI, certain former subsidiaries of Monitoring and Bear, Stearns & Co., Inc. (incorporated by reference to Exhibit 4.4 to the 1993 Form S-4).

10.5     Warrant Agreement dated as of May 17, 1995, between POI and The First National bank of Boston, as
         Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995 Form S-4).

10.6     Common Stock Registration Rights Agreement dated May 17,1995, among POI, Morgan Stanley & Co.
         Incorporated and Montgomery Securities (incorporated by reference to Exhibit 10.41 tot he 1995 Form S-
         4).

10.7     Employment Agreement dated as of November 24, 1997, between Protection One and James M. Mackenzie, Jr.
         (incorporated by reference to Exhibit 10.4 to the November 1997 Form 8-K).*

10.8     Employment Agreement dated as of November 24, 1997, between Protection One and John W. Hesse
         (incorporated by reference to Exhibit 10.5 to the November 1997 Form 8-K).*

10.9     Employment Agreement dated as of November 24, 1997, between Protection One and John E. Mack, III
         (incorporated by reference to Exhibit 10.6 to the November 1997 Form 8-K).*

10.10    Employment Agreement dated as of November 24, 1997, between Protection One and Thomas K. Rankin
         (incorporated by reference to Exhibit 10.7 to the November 1997 Form 8-K).*

10.11    Employment Agreement dated as of November 3, 1993, between Monitoring and George A. Weinstock
         (incorporated by reference to Exhibit 10.13 to the 1993 Form S-4).*

10.12    Non-Competitive and Non-Solicitation Agreement dated as November 3, 1993, between Monitoring and
         George A. Weinstock (incorporated by reference to Exhibit 10.14 to the 1993 Form S-4).*

10.13    Consulting Agreement dated as of February 19, 1996, between POI and Dr. Ben Enis (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended June 30, 1996).*

10.14    1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit 10.23 to the Fiscal
         1996 Form 10-K).*

10.15    1997 Long-Term Incentive Plan of POI (incorporated by reference to Appendix F to POI's proxy statement dated November 7, 1997).*

10.16    Notes Registration Rights Agreement dated as of May 17, 1995, among POI, Monitoring, Morgan Stanley &
         Co., Incorporated and Montgomery Securities (incorporated by reference to Exhibit 4.2 to the 1995 Form
         S-4),

10.17    Agreement for Purchase and Sale of Assets, dated May 25, 1995, between Alert Centre, Inc. and
         Monitoring (incorporated by reference to Exhibit 4.2 to the 1995 Form S-4).

10.18    Agreement to Purchase and Sell Stock dated as of May 23, 1996, among Metrol, the persons named therein as the "Shareholders" (the "Metrol Shareholders"), Monitoring and POI (incorporated by reference to
         Exhibit 2.1 to the Registration Statement on Form S-3 (Registration NO. 33-5849) originally filed by
         POI on June 12, 1996 (the "June 1996 Form S-3)).

10.19    Amendment No. 1 to Agreement dated as of June 28, 1996, among Metrol, the Metrol Shareholders,
         Monitoring and POI (incorporated by reference to Exhibit 2.2 to the June 1996 Form S-3).

10.20    Escrow Agreement dated May 31, 1996, among Metrol, the Metrol Shareholders, Monitoring, POI and First
         National Bank of Denver, N.A. as the Escrow Agent (incorporated by reference to Exhibit 2.3 to the
         Current Report on Form 8-K filed by POI and Monitoring dated June 7, 1996 (the "June 1996 Form 8-K)).*


10.21    Registration Rights Agreement dated as of June 28, 1996, among POI and the Metrol Shareholders
         (incorporated by reference to Exhibit 99.1 to the June 1996 Form 8-K).

10.22    Stock Option Agreement dated as of July 30, 1997, between Western Resources and Protection One
         (incorporated by reference to Exhibit 10.1 to the July 1997 Form 8-K).

10.23    Option and Voting Agreement dated as of July 30, 1997, between Western Resources and Protection One
         (incorporated by reference to Exhibit 10.2 to the July 1997 Form 8-K).

21.1     Subsidiaries of POI and Monitoring.

                 * Each exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

         (b) During the last quarter of the fiscal year covered by this Report, POI and Monitoring filed a Current Report on Form 8-K dated July 30, 1997 reporting in response to Item 5 the execution and delivery of the Contribution Agreement and the Stock Option Agreement (see "Recent Acquisitions" included in
                  Item 1 of this report.)

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE

           Report of Independent Accountants.............................................      F-2
           Consolidated Balance Sheets as of September 30, 1996 and 1997.................      F-3
           Consolidated Statements of Operations for the years ended September 30,
               1995, 1996 and 1997.......................................................      F-4
           Consolidated Statements of Cash Flows for the years ended September 30,
               1995, 1996 and 1997.......................................................      F-5
           Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
               years ended September 30, 1995, 1996 and 1997.............................      F-6
           Notes to Consolidated Financial Statements....................................      F-7
           Schedule VIII Valuation and Qualifying Accounts...............................      S-1

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protection One, Inc. and Subsidiaries as of September 30, 1997 and 1996, and their consolidated results of operations and cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    As discussed in Note 2, effective October 1, 1994, the Company changed its method of accounting for certain subscriber account acquisition and transition costs.


                                                     COOPERS & LYBRAND L.L.P.

Portland, Oregon
November 26, 1997

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                       ASSETS

                                                                  SEPTEMBER 30,
                                                             ----------------------
                                                                  1996         1997
                                                             ---------    ---------
Current assets:
  Cash and cash equivalents ..............................   $   1,782    $     573
  Restricted cash ........................................       3,680           --
  Receivables, net .......................................      12,743       15,274
  Income tax receivable ..................................          --        1,953
  Inventories ............................................       1,920        1,722
  Prepaid expenses .......................................       1,221        2,147
  Deferred tax asset .....................................       7,561        5,088
                                                             ---------    ---------
     Total current assets ................................      28,907       26,757
Property and equipment, net ..............................       9,952       14,888
Subscriber accounts and intangibles, net .................     257,354      326,748
Assets held for sale .....................................         775
                                                                          ---------
Deposits .................................................         648          798
                                                             ---------    ---------
                                                             $ 297,636    $ 369,191
                                                             =========    =========



            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................   $   2,278    $   4,520
  Accrued salaries, wages and benefits ...................       1,495        1,544
  Other accruals .........................................       1,048          776
  Purchase holdbacks .....................................       9,942       10,014
  Acquisition transition costs ...........................       4,326        7,451
  Other current liabilities ..............................       1,623          595
  Capital leases .........................................          --          481
  Deferred revenue .......................................      13,827       16,210
                                                             ---------    ---------
     Total current liabilities ...........................      34,539       41,591
Long-term debt ...........................................     225,650      303,880
Capital leases, net of current portion ...................          --          730
Deferred tax liability ...................................       7,561        5,088
Other liabilities ........................................       1,059          531
                                                             ---------    ---------
     Total liabilities ...................................     268,809      351,820
                                                             ---------    ---------
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
  Common Stock, $.01 par value, 150,000,000 shares
   authorized, 12,914,783 and 14,305,613 shares issued
   and outstanding at September 30, 1996 and 1997,
   respectively ..........................................         129          143
  Additional paid-in capital .............................      79,767       90,210
  Accumulated deficit ....................................     (51,069)     (72,982)
                                                             ---------    ---------
     Total stockholders' equity ..........................      28,827       17,371
                                                             ---------    ---------
                                                             $ 297,636    $ 369,191
                                                             ---------    ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)



                                                                      YEAR ENDED SEPTEMBER 30,
                                                                  --------------------------------
                                                                    1995        1996        1997
                                                                  --------    --------    --------
Revenues:
  Monitoring and related services .............................   $ 48,909    $ 68,778    $ 94,702
  Other .......................................................      6,973       4,679       3,791
                                                                  --------    --------    --------
     Total revenues ...........................................     55,882      73,457      98,493
                                                                  --------    --------    --------

Cost of revenues:
  Monitoring and related services .............................     13,627      19,065      25,653
  Other .......................................................      3,887       2,513       2,291
                                                                  --------    --------    --------
     Total cost of revenues ...................................     17,514      21,578      27,944
                                                                  --------    --------    --------
     Gross profit .............................................     38,368      51,879      70,549
Selling, general and administrative expenses ..................     13,031      15,478      19,978
Loss on acquisition terminations ..............................        208          --          --
Acquisition and transition expenses ...........................      3,090       4,219       5,920
Amortization of intangibles and depreciation
 expense ......................................................     16,543      25,121      38,227
                                                                  --------    --------    --------
     Operating income .........................................      5,496       7,061       6,424

Other expenses:
  Interest expense, net .......................................      7,626       4,885       9,136
  Amortization of debt issuance costs and OID .................      6,797      17,812      20,706
  Loss on assets held for sale ................................         --          89         339
  Loss (gain) on sale of assets ...............................        505          19        (100)
                                                                  --------    --------    --------
     Loss before income taxes, extraordinary
      item and cumulative effect of change in
      accounting method - net of taxes ........................     (9,432     (15,744)    (23,657)
Income tax benefit ............................................      3,595         247       1,744
                                                                  --------    --------    --------
     Loss before extraordinary item and
     cumulative effect changes in accounting method -
        net of taxes ..........................................     (5,837)    (15,497)    (21,913)
Extraordinary item--loss on early extinguishment of debt-
  net of taxes ................................................     (8,906          --          --
Cumulative effect of changes in accounting method-
  net .........................................................     (1,955)         --          --
                                                                  --------    --------    --------
     Net loss .................................................    (16,698)    (15,497)    (21,913)
Preferred stock dividends .....................................        958         248          --
Accretion of redeemable preferred stock .......................        797          --          --
     Loss attributable to common stock ........................   $(18,453)   $(15,745)   $(21,913)
                                                                  ========    ========    ========
Loss per common share:
Before extraordinary item and cumulative effect of
  change in accounting method .................................   $  (0.87)   $  (1.40)   $  (1.59)
  Net loss per share ..........................................   $  (2.12)   $  (1.40)   $  (1.59)





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                        YEAR ENDED SEPTEMBER 30,
                                                                   -----------------------------------
                                                                      1995         1996         1997
                                                                   ---------    ---------    ---------
Cash flows from operating activities:
  Net loss .....................................................   $ (16,698)   $ (15,497)   $ (21,913)
  Adjustments to reconcile net loss to net cash provided by
     Operating activities:
     Depreciation ..............................................       1,083        1,845        3,252
     Amortization of subscriber accounts and goodwill ..........      15,460       23,275       34,975
     Amortization of OID and debt issuance costs ...............       6,797       17,812       20,706
     Cumulative effect of change in accounting method ..........       1,955           --           --
     Loss on sales and abandonments ............................         713           --           --
     Inventory received in settlements of claim ................      (1,562)          --           --
     Deferred income tax benefit ...............................      (3,595)        (792)          --
     Extraordinary items .......................................       8,906           --           --
     Provision for doubtful accounts ...........................       1,751        2,649        3,344
     Other .....................................................          --         (204)          --
Changes in assets and liabilities net of effects of
 acquisitions:
     Restricted cash ...........................................          --           --           20
     Receivables ...............................................      (2,795)      (8,737)      (7,690)
     Inventories ...............................................          89        2,002          237
     Prepaid expenses and deposits .............................        (408)        (752)      (1,090)
     Accounts payable ..........................................        (121)         199        2,242
     Accrued liabilities .......................................      (2,247)       1,793         (290)
     Deferred revenue ..........................................        (832)         470          188
                                                                   ---------    ---------    ---------
          Net cash provided by operating activities ............       8,496       24,063       33,981
                                                                   ---------    ---------    ---------
Cash flows from investing activities:
  Cash restricted for acquisitions .............................          --           --         (383)
  Purchases of property and equipment ..........................      (3,268)      (5,420)      (6,560)
  Sales of assets previously held for sale .....................          --           --          205
  Acquisitions, net of cash received ...........................     (51,793)     (93,456)     (82,204)
  Payments on purchase holdbacks ...............................      (3,626)      (3,532)      (1,497)
  Deferred acquisition payments ................................      (2,167)      (1,613)      (1,518)
  Acquisition transition costs .................................      (2,558)      (3,111)      (1,891)
  Payment of other liabilities .................................        (109)          --           --
                                                                   ---------    ---------    ---------
          Net cash used in investing activities ................     (63,521)    (107,132)     (93,848)
                                                                   ---------    ---------    ---------
Cash flows from financing activities:
  Payments on long-term debt ...................................    (118,699)    (111,222)      (7,697)
  Proceeds from long-term debt .................................     168,005      174,248       66,905
  Payments on capital leases ...................................          --           --         (400)
  Debt and equity issuance costs ...............................      (6,780)      (4,981)        (953)
  Payments on stockholders' notes receivable ...................          47           --           --
  Issuance of preferred and common stock and warrants ..........      20,219       25,798          803
  Redemption of  preferred stock ...............................      (2,125)          --           --
  Note redemption and premium costs ............................      (2,627)          --           --
  Cash dividends paid ..........................................      (2,816)        (248)          --
                                                                   ---------    ---------    ---------
          Net cash provided by financing activities ............      55,224       83,595       58,658
                                                                   ---------    ---------    ---------
          Net increase (decrease) in cash and cash equivalents..         199          526       (1,209)

Cash and cash equivalents:
  Beginning of year ............................................       1,057        1,256        1,782
                                                                   ---------    ---------    ---------
  End of year ..................................................   $   1,256    $   1,782    $     573
                                                                   =========    =========    =========

Interest paid during the year ..................................   $   9,968    $   4,784    $   8,824
                                                                   =========    =========    =========

Income taxes paid during the year...............................   $      --    $     160    $   2,116
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

                      PROTECTION ONE, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                 CLASS B    PREFERRED  ADDITIONAL   STOCKHOLDERS'
                                     COMMON      COMMON       STOCK      PAID-IN        NOTES   ACCUMULATED
                                      STOCK       STOCK      SERIES A    CAPITAL     RECEIVABLE   DEFICIT     TOTAL
                                     --------   ----------   ---------   --------    ---------   --------    --------
September 30, 1994 ...............   $      2   $       18   $    67   $ 12,750      $   (47)  $(18,874)   $ (6,084)
Net loss .........................                                                              (16,698)    (16,698)
Issuance of common stock and
  warrants .......................         30                            20,120                              20,150
Exercise of stock purchase
  warrants .......................          2                                71                                  73
Stock and warrant issuance
  costs ..........................                                       (2,283)                             (2,283)
Accretion of Series C and E
  redeemable preferred stock .....                                         (797)                               (797)
Dividends on Series A, F, and H                                            (876)                               (876)
  preferred stock ................
Conversion to common stock .......         56          (18)      (67)    12,844                              12,815
Payments on stockholders' notes
  receivable .....................                                                        47                     47
                                     --------   ----------   -------   --------      -------   --------    --------

September 30, 1995 ...............         90                            41,829                 (35,572)      6,347
Net loss .........................                                                              (15,497)    (15,497)
Issuance of common shares ........         38                            38,913                              38,951
Exercise of  stock purchase
  warrants .......................          1                                65                                  66
Stock issuance costs .............                                         (792)                               (792)
Dividends on Series H preferred
  stock ..........................                                         (248)                               (248)
                                     --------   ----------   -------   --------      -------   --------    --------

September 30, 1996 ...............        129                            79,767                 (51,069)     28,827
Net loss .........................                                                              (21,913)    (21,913)
Issuance of common shares ........          8                             9,678                               9,686
Exercise of  stock purchase
  warrants and options ...........          6                               765                                 771
                                     --------   ----------   -------   --------      -------   --------    --------

September 30, 1997 ...............   $    143   $       --   $    --   $ 90,210      $    --   $(72,982)   $ 17,371
                                     ========   ==========   =======   ========      =======   ========    ========






               The accompanying notes are an integral part of the
                      consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Consolidation and Business

    The consolidated financial statements include the accounts of Protection One, Inc. (POI), and its wholly-owned subsidiary, Protection One Alarm Monitoring, Inc. (Monitoring) (together with POI, the Company.) Monitoring's former wholly-owned subsidiary, Protection One Alarm Services, Inc.
(Services) was merged into Monitoring in May 1996. The assets, results of operations and stockholders' equity of Monitoring comprise substantially all of the assets, results of operations and stockholders' equity of the Company on a consolidated basis. The Company's principal assets and sole operations are in and through its investment in Monitoring. All significant intercompany balances and transactions have been eliminated in consolidation. Summarized financial information of Monitoring is included in Note 16.

    The Company provides security alarm monitoring services and sells, installs and services security alarm systems for residential and small business subscribers principally in the western United States.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Western Resources Transaction

     On July 30, 1997, POI and Western Resources, Inc., a Kansas corporation (Western Resources), entered into a Contribution Agreement (as amended, the Contribution Agreement). See Note 18.

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

  Property and Equipment

    Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives. Costs of property and equipment of purchased businesses are based on estimated replacement costs at the date of acquisition. When property and equipment are retired or sold, the cost and the related allowance for depreciation are eliminated from the property and allowance accounts. Gains or losses from retirements and dispositions of property and equipment are recognized in the period realized. Repair and maintenance costs are expensed as incurred.

  Income Taxes

    Deferred tax liabilities and assets reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities and the availability of net operating losses and tax credits.

Subscriber Accounts and Intangibles

    Subscriber accounts acquired and intangible assets are stated at cost. The cost of acquired subscriber accounts includes the cost of accounts purchased and the estimated fair value at the date of acquisition of the accounts acquired in business acquisitions, including an accrual for estimated acquisition transition costs. The Company's personnel and related support costs and duplicative costs incurred solely in support of acquiring and transitioning subscriber accounts are expensed as incurred. Direct and incremental external costs associated with the acquisition of subscriber accounts are capitalized. If the acquisition is terminated prior to completion of the purchase transaction the costs are recorded as a loss in the period of termination. The accrual for transition costs includes liabilities assumed and incremental external costs related to customer changeover and transition, warranty obligation costs, employee and lease termination costs and other related costs. Costs related to sales, marketing and installation of systems for accounts internally generated are expensed as incurred. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Consistent with this new standard, the Company determines the value of its subscriber accounts and intangibles, net based on the undiscounted cash flows from the Monthly Recurring Revenue (MRR) stream using the most recent historical attrition rate and the aggregate MRR. The adoption of this statement did not affect the Company's results of operations.

    The cost of subscriber accounts acquired is amortized on a straight-line basis over a 10-year period. It is the Company's policy to evaluate acquired subscriber account attrition on a quarterly basis utilizing historical attrition rates for the subscriber accounts in total and, when necessary, adjust the remaining useful lives.

    The Company periodically estimates future cash flows from the subscriber accounts. Because the expected cash flows have exceeded the unamortized cost of the subscriber accounts the Company has not recorded an impairment loss.

    Intangible assets include goodwill, which is amortized on a straight-line basis over the estimated life of 10 years and debt issuance costs, which are amortized over the respective lives of associated debt using the interest method.

  Cash and Cash Equivalents

    All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

  Restricted Cash

    Restricted cash as of September 30, 1996 was held in escrow pursuant to an acquisition agreement until final determination of the purchase price of the assets acquired by the Company.

  Advertising Costs

      The Company expenses advertising costs based on the timing of the release of the advertising materials. Printed materials, due to the short lead time between incurrence of cost and the release, are generally expensed as incurred, whereas broadcast advertising costs are generally recognized upon the first broadcast of the respective advertisement. Total advertising expense was $411 and $374 during the years ended September 30, 1996 and 1997 respectively.

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

    ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements that the Company will be required to adopt in future fiscal reporting periods.

    FASB Statement No. 128 "Earnings per Share" establishes new guidelines for the calculation of and disclosures regarding earnings per share. The Company will adopt the provisions of Statement No. 128 for financial statements for periods after December 15, 1997, and at such time will be required to present basic and diluted earnings per share and to restate all prior periods. There will be no impact on the calculation of basic earnings per share for the three months and nine months ended September 30, 1997 and 1996. Diluted earnings per share is not expected to differ materially from basic earnings per share.

    The Company will adopt FASB Statement No. 129 "Disclosure of Information About Capital Structure" for financial statements after December 15, 1997. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

    FASB Statement No. 130 "Reporting Comprehensive Income," which the Company for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Such changes are generally not significant to the Company; and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements.

  LOSS PER COMMON SHARE

      The computation of fully diluted net loss per share for the years ended September 30, 1995, 1996 and 1997 was antidilutive; as such, no presentation of fully diluted earnings per share has been included in the consolidated statements of operations. The weighted average shares outstanding used in the computation of net loss attributable to common shares are as follows:

                                       YEAR ENDED SEPTEMBER 30,
                               ------------------------------------------
                                  1995            1996            1997
                               ----------      ----------      ----------
Common Stock ............       8,695,395      11,250,185      13,744,929
Class B Common Stock ....           2,792              --              --
                               ----------      ----------      ----------
                                8,698,187      11,250,185      13,744,929
                               ==========      ==========      ==========

  Reclassifications

    Certain prior period amounts were reclassified to conform to the September 30, 1997 presentation. Such reclassifications did not affect previously reported net loss.

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

    The following unaudited pro forma amounts reflect the results of operations for the year ended September 30, 1995 as if the change in accounting method had been retroactively applied:



Pro forma:
   Loss before extraordinary items            $   (5,837)
   Net loss                                   $  (14,743)
   Net loss attributable to common stock      $  (16,498)
   Loss per common share:
        Before extraordinary item             $     (.87)
        Net loss per share                    $    (1.90)

Actual:
   Net loss per share:                        $    (2.12)


3. PUBLIC EQUITY OFFERING AND CONVERSION OF PREFERRED STOCK:

  Initial Public Offering and Borrowing Under Revolving Credit Facility

    On October 6, 1994, Protection One, Inc. ("POI") issued 2,700,000 shares of its Common Stock at $6.50 per share in an initial public offering (IPO). On November 4, 1994, the Company's underwriters exercised their option to purchase an additional 330,000 shares of Common Stock at $6.50 per share. In conjunction with the issuance of shares on October 6, 1994, the Company borrowed $3 million under Monitoring's revolving credit facility to pay accumulated unpaid dividends, stock conversion inducements and accounts payable.

  Conversion of Shares

    In conjunction with the IPO, all outstanding shares of POI's Series A, B, C, E and G Preferred Stock and Class B Common Stock were converted into a total of 5,557,003 shares of the Common Stock. At the time of conversion, POI paid accumulated unpaid dividends totaling $2,104 to the holders of the Series A, C and E Preferred Stock and payments totaling $82 to the holders of the Series A Preferred Stock to induce conversion of the shares into Common Stock. As a result of the conversion, the Company recorded a charge to additional paid in capital of $1,043 which reflects: (i) the accrual of dividends on the Series C and E Redeemable Preferred Stock from September 30, 1994 through October 6, 1994 totaling $15, (ii) the acceleration of accretion to redemption value of the Company's Series C and E Redeemable Preferred Stock totaling $782, (iii) payment of dividends to the holders of the Company's Series A Preferred Stock totaling $164 and (iv) payments of conversion inducements to the holders of the Series A Preferred Stock totaling $82.

4.  EXTRAORDINARY ITEMS:

    The extraordinary items for the year ended September 30, 1995 all relate to losses on early extinguishment of debt and include the following components:


Unamortized debt issuance costs ............ $ 3,044
Unamortized OID ............................   4,138
Conversion and tender fees and expenses ....   2,635
                                             -------
                                               9,817
Deferred tax benefit .......................    (911)
                                             -------
                                             $ 8,906
                                             =======

5.    RECEIVABLES:

    Receivables, which consist primarily of trade accounts receivable, of $18,284 at September 30, 1996 and $25,570 at September 30, 1997, have been reduced by allowances for doubtful accounts of $5,541 and $10,296, respectively. Included in receivables and deferred revenue at September 30, 1996 and 1997 are October invoices billed in advance of the periods in which the services are provided totaling $7,309 and $8,570, respectively. The provisions for doubtful accounts for the years ended September 30, 1995, 1996, and 1997 were $1,751, $2,649 and $3,344, respectively.

6.  PROPERTY AND EQUIPMENT:

    Property and equipment are summarized as follows:

                                                             SEPTEMBER 30,
                                                        -----------------------
                                                          1996           1997
                                                        --------       --------
Furniture and fixtures ...........................      $  2,668       $  6,152
Data processing ..................................         6,361         10,039
Vehicles .........................................         4,038          4,182
Leasehold improvements ...........................           927          1,201
                                                        --------       --------
                                                          13,994         21,574
Less accumulated depreciation and amortization ...        (4,042)        (6,686)
                                                        --------       --------
                                                        $  9,952       $ 14,888
                                                        ========       ========

Included in furniture and fixtures at September 30, 1997 are $1,610 of assets under capital leases.

7.  SUBSCRIBER ACCOUNTS AND INTANGIBLES:

    Subscriber accounts and intangibles (at cost) consist of the following:

                                              SEPTEMBER 30,
                                       -------------------------
                                         1996            1997
                                       ---------       ---------
Acquired subscriber accounts ....      $ 298,767       $ 402,307
Debt issuance costs .............         11,847          12,805
Goodwill and other ..............          2,497           4,052
                                       ---------       ---------
                                         313,111         419,164
Less accumulated amortization ...        (55,757)        (92,416)
                                       ---------       ---------
                                       $ 257,354       $ 326,748
                                       =========       =========

    Reconciliation of acquired subscriber accounts:


                                                             SEPTEMBER 30,
                                                       -------------------------
                                                          1996            1997
                                                       ---------       ---------
Balance, beginning of year ........................... $ 184,463       $ 298,767
Acquisition of subscriber accounts ...................   119,629         108,904
Charges against acquisition holdbacks ................    (5,325)         (5,364)
                                                       ---------       ---------
Balance, end of year ................................. $ 298,767       $ 402,307
                                                       =========       =========
Number of subscriber accounts acquired during the
year .................................................    91,325          92,059
                                                       =========       =========

    In conjunction with certain purchases of subscriber accounts the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired subscriber accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. During the years ended September 30, 1996 and 1997, purchase holdbacks as a percentage of total purchase price ranged for 0% to 20% and extended for periods of up to 12 months.

    Reconciliation of purchase holdbacks:


                                               SEPTEMBER 30,
                                         -----------------------
                                           1996           1997
                                         --------       --------
Balance, beginning of year ............. $  4,949       $  9,942
Purchase holdbacks additions ...........   13,850         10,784
Charges against subscriber accounts ....   (5,325)        (5,364)
Cash payments to sellers ...............   (3,532)        (5,348)
                                         --------       --------
Balance, end of year ................... $  9,942       $ 10,014
                                         ========       ========

8.  LONG-TERM DEBT

    Long-term debt is comprised of the following:

                                                      SEPTEMBER 30,
                                               -------------------------
                                                  1996           1997
                                               ---------       ---------
Notes payable under credit agreements:
  Senior Subordinated Discount Notes ........  $ 166,000       $ 166,000
  Unamortized original issue discount .......    (35,628)        (16,605)
  Convertible Senior Subordinated Notes .....     90,000         103,500
  Revolving credit facility .................      5,278          50,985
                                               ---------       ---------
                                               $ 225,650       $ 303,880
                                               =========       =========

SENIOR SUBORDINATED DISCOUNT NOTES

    In May 1995, the Company completed a refinancing plan (the "Refinancing") to increase its operating and financial flexibility and provide additional funds to finance the acquisition of subscriber accounts. The principal components of the Refinancing were:

        1. The offering of $166 million Senior Subordinated Discount Notes and warrants to purchase 531,200 shares of common stock at $6.60 per share. The net proceeds of $105.2 million were used to (i) repurchase all $50 million principal amount of the Series B Notes for an aggregate $52.5 million; (ii) repay $51.1 million of the Company's borrowings under its revolving credit facility; (iii) finance the repurchase of 25% of the outstanding shares of the Series F Preferred Stock from the holder thereof; and (iv) pay accrued interest on the Series B Notes to the date of repurchase, accrued dividends on the Series F Preferred Stock to the date of repurchase and certain fees relating to the extension of the maturity date of the Revolving Credit Facility.

        2. The execution of an amendment to the Revolving Credit Facility in order to permit the consummation of the Refinancing and to provide for the extension of the maturity date of the Revolving Credit Facility from November 1996 to November 1997.

        3. The repurchase by POI of 25% of the outstanding shares of Series F Preferred Stock from the holder thereof for consideration consisting of approximately $2.0 million in cash and the exchange of the remaining shares of Series F Preferred Stock for Series H Cumulative Convertible Preferred Stock.

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

    The Senior Subordinated Discount Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by POI.

    The Senior Subordinated Discount Notes contain covenants which, among other matters, limit the Company and its Subsidiaries' ability to incur indebtedness, pay dividends, sell assets, make stock distributions or sell shares of certain subsidiaries.

    CONVERTIBLE SENIOR SUBORDINATED NOTES

    In September 1996, Monitoring issued $90.0 million principal amount of Convertible Senior Subordinated Notes (the "Convertible Notes"). In October 1996, the underwriters exercised an overallotment option, and Monitoring issued an additional $13.5 million of Convertible Notes. The Convertible Notes are unsecured subordinated obligations of Monitoring and rank pari passu with the Senior Subordinated Discount Notes. The Convertible Notes mature on September 15, 2003 and are convertible, at any time, into Common Stock at a price of $17.95 per shares, subject to adjustment.

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

    The Convertible Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by POI.

    The indenture under which the Convertible Notes were issued contains covenants which limit the Company and its subsidiaries' ability to incur certain indebtedness.

    REVOLVING CREDIT FACILITY

    At September 30, 1997 Monitoring had a $100 million revolving credit facility (the "Revolving Credit Facility) which matures in January 2000. Borrowings under the Revolving Credit Facility bear interest at the lesser of the bank's prime rate plus 1.00% (9.50% at September 30, 1997) or LIBOR plus 2.50% (8.23% at September 30, 1997). Borrowings made under the Revolving Credit Facility are collateralized by substantially all of the Company's assets, including the stock of Monitoring and the Company's rights and interests in subscriber contracts and agreements. At September 30, 1997, borrowings under the Revolving Credit Facility amounted to $50,985, of which $33,500 bears interest at LIBOR plus 2.50% and $17,485 bear interest at Prime plus 1%. The outstanding balance of the Revolving Credit Facility was paid on November 25, 1997 with proceeds from the Western Resources transaction. See Note 18.

9.  OTHER LIABILITIES:

    Other liabilities are comprised of the following:

                                         SEPTEMBER 30,
                                      ------------------
                                        1996        1997
                                      ------      ------
Deferred acquisition payments ..      $2,297      $1,126
Other ..........................         385          --
                                      ------      ------
                                      $2,682      $1,126
                                      ======      ======
Classified as follows:
  Other current liabilities ....      $1,623      $  595
  Other liabilities ............       1,059         531
                                      ------      ------
                                      $2,682      $1,126
                                      ======      ======


    At September 30, 1997 deferred acquisition payments are due as follows:

               Fiscal Year Ended September 30,
                    1998 ...............          $  595
                    1999 ...............             463
                    2000 ...............              28
                    2001 ...............              30
                    Thereafter .........              10
                                                  ------
                                                  $1,126
                                                  ======

10. STOCK WARRANTS AND OPTIONS:

    Performance Warrants to purchase 500,472 shares of Common Stock at an exercise price of $0.167 per share. The warrants are exercisable and expire in September of 2002.

    On November 3, 1993, the Company issued 1,400,000 warrants to purchase 840,000 shares of Common Stock as part of the Units offering. Each warrant, when exercised, will entitle the holder to receive six-tenths (0.6) of one share of the Company's Common Stock at an exercise price of $0.167 per share, subject to adjustment. The outstanding warrants are exercisable and will automatically expire on November 1, 2003.

    The 1994 Stock Option Plan (the Plan), approved by the stockholders in June 1994 provides for the award of incentive stock options to directors, officers and key employees. Nine hundred forty four thousand (944,000) shares are reserved for issuance under the Plan, subject to such adjustment as may be necessary to reflect changes in the number or kind of share of Common Stock or other securities of the Parent Company. The Option Plan provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

    During the year ended September 30, 1995, the Company granted options to purchase an aggregate of 288,000 shares of common stock including 132,000 shares to officers of the Company. Each option has a term of 10 years and vests 20% on each of the third through seventh anniversaries of the commencement of the participant's employment with the Company. The purchase price of the shares issuable pursuant to the options is equal to fair market value of Common Stock at the date of option grant.

    In connection with the issuance of the Senior Subordinated Discount Notes in May of 1995, the Company issued warrants to purchase of 531,200 shares of common stock at an exercise price of $6.60 per share. The outstanding warrants are exercisable and expire in May of 2005.

    During the year ended September 30, 1996, the Company granted options to purchase an aggregate of 616,800 shares of Common Stock including 400,000 shares granted to officers of the Company. Each option has a term of 10 years and vests

20% on each of the first through fifth anniversaries of the later of November 15, 1995 or the commencement of the participant's employment with the Company. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the Common Stock at the date of the option grant.

    During the year ended September 30, 1997, the Company granted options to purchase an aggregate of 425,444 shares of Common Stock to employee including 100,000 shares granted to officers of the Company. Each option has a term of 10 years and vests 20% on each of the first through fifth anniversaries of the later of December 6, 1996 or the commencement of the participant's employment with the Company. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the Common Stock at the date of the option grant.

A summary of warrant and option activity is as follows:

                                                        WARRANTS
                                                       AND OPTIONS            PRICE RANGE
                                                        ---------             -----------
          Outstanding September 30, 1994 ....           1,572,429           $0.167 - $ 3.663
          Granted ...........................             819,200           $5.875 - $9.125
          Exercised .........................            (256,799)          $0.167 - $6.50
          Surrendered .......................             (14,400)              $ 6.50
                                                        ---------
          Outstanding September 30, 1995 ....           2,120,430           $0.167 - $9.125
          Granted ...........................             616,800           $8.00 - $16.75
          Exercised .........................             (74,252)          $0.167 - $6.50
          Surrendered .......................             (17,760)          $6.50 - $8.00
                                                        ---------
          Outstanding September 30, 1996 ....           2,645,218           $0.167 - $16.75
          Granted ...........................             425,444           $0.05 - $15.00
          Exercised .........................            (593,350)          $0.05 - $10.313
          Surrendered .......................             (25,892)          $6.50 - $16.75
                                                        ---------
          Outstanding September 30, 1997 ....           2,451,420           $0.05 - $16.75

          Exercisable:
            September 30, 1995 ..............           1,907,310           $0.167 - $6.50
            September 30, 1996 ..............           1,886,818           $0.167 - $6.50
            September 30, 1997 ..............           1,528,082           $0.05 - $16.75

A summary of option activity is as follows:

                                                           1995  Options                     1996 Options
                                                   -------------------------          ------------------------
                                                                    Weighted-                         Weighted-
                                                                     Average                           Average
                                                  Number of         Exercise         Number of         Exercise
                                                   Shares             Price           Shares            Price
                                                   -------           -------          -------          -------
          Balance, October 1, 1995
             Options granted ............          612,000           $  9.80               --               --
             Options exercised ..........               --               --                --               --
             Options surrendered ........          (15,000)             8.46               --               --
                                                   -------


          Balance, September 30, 1996 ...          597,000              9.80
             Options granted ............           22,000              9.26          328,000          $ 10.34
             Options exercised ..........          (11,639)             8.04               --               --
             Options surrendered ........          (15,361)            14.67               --               --
                                                   -------                            -------          -------

          Balance, September 30, 1997 ...          592,000           $  9.55          328,000          $ 10.34
                                                   =======           =======          =======          =======


The weighted-average grant-date fair values of options granted during the years ended September 30, 1996 and 1997 are:


                                                           1996  Options                     1997 Options
                                                   -------------------------          ------------------------
                                                                    Weighted-                         Weighted-
                                                  Number of          Average         Number of         Average
          Options Granted                          Options          Grant-Data        Options         Grant-Data
    During the Year Ended September 30,            Granted          Fair Value        Granted         Fair Value
                                                   -------           -------          -------          -------
1996
     Options' exercise price equals
          stock's market price on grant date       492,000           $  8.53
     Options' exercise price exceeds
          stock's market price on grant date       120,000           $  5.28
                                                   -------
                                                   612,000
                                                   -------
1997
     Options' exercise price equals
          stock's market price on grant date        22,000           $  7.05           278,000         $  7.23

     Options' exercise price exceeds                                                    50,000         $  6.55
          stock's market price on grant date       -------                             -------
                                                    22,000                             328,000
                                                   =======                             =======


The table summarizes information about stock options outstanding as of September 30, 1997:


                                                                   Weighted-
                                                                    Average     Weighted-               Weighted-
                                                                   Remaining     Average                 Average
                                  Range of           Number       Contractual   Exercise    Number      Exercise
            Description         Exercise Price     Outstanding       Life        Price    Exercisable    Price
            -----------         -------------      -----------     ----------  ---------  -----------   --------
1995 Options ...........        $8.00-$16.375        592,000          8.0 years $    9.55     120,839    $   9.23
1996 Options ...........        $9.50-$15.00         328,000          9.0 years $   10.34          --          --


    During the fiscal year ended September 30, 1997 the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 allows companies to measure compensation cost in connection with employee stock option plans using a fair value based method, or to continue to use the intrinsic value based method. The Company has decided to continue to use the intrinsic value based method; accordingly, no compensation cost has been recorded. Had the fair value based method been adopted consistent with the provisions of SFAS 123, the Company's pro forma net loss and pro forma net loss per common share for the years ended September 30, 1996 and 1997 would have been as follows:



                                                    Year Ended September 30,
                                                 -----------------------------
                                                    1996               1997
                                                 ----------         ----------
Net loss ................................        $  (15,497)        $  (21,913)
                                                 ==========         ==========
Net loss - pro forma for effect
  of new standard .......................        $  (15,579)        $  (22,702)
                                                 ==========         ==========
Net loss per common share ...............        $    (1.40)        $    (1.59)
                                                 ==========         ==========
Net loss per common share - pro forma
  for effect of new standard ............        $    (1.41)        $    (1.65)
                                                 ==========         ==========

For the purposes of the above pro forma information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.


                                                     1995 and 1996
                                                        Stock                    Employee Stock
                                                     Option Plans                Purchase  Plan
                                                     ------------                --------------
         Risk-free interest rate                           8.0%                        8.0%
         Expected life of options                          9 years                   6 months
         Expected stock price volatility                  62.0%                       62.0%
         Expected dividend yield

11.  INCOME TAXES:

    For the years ended September 30, 1995, 1996 and 1997, the Company recognized federal and state deferred tax benefits of $5,714, $247, and $1,168 respectively. Such benefits were the result of a reduction in the valuation allowance to correspond with deferred tax liabilities recorded in connection with acquisitions of assets. At September 30, 1997, the Company had $36.1 million in NOL carryforwards for regular federal tax purposes and $35.1 million for alternative minimum tax (AMT NOL) purposes which expire in the years 2006-2012. The Company also has certain general business and job credit carryforwards. These carryforwards are available, subject to certain restrictions, to reduce taxable income, alternative minimum taxable income and income taxes payable in future years. As a result of the warrants to purchase common stock issued in conjunction with the Company's refinancing plan, as well as various prior issuances of preferred and common stock and stock warrants, there are annual limitations on the amount of NOL and AMT NOL carryforwards, as well as tax credits, that can be used to reduce taxable income, alternative minimum taxable income and income tax payable.

    The components of deferred tax assets and liabilities are:

                                                           At September 30,
                                                      -------------------------
                                                        1996             1997
                                                      --------         --------
Deferred Tax Asset (liability) - current:
  Accounts receivable, due to allowance               $  2,214         $     --
  Acquisition reserves & holdbacks                       5,701            6,778
Other                                                      139               61
Valuation allowance current                               (493)          (1,751)
                                                      --------         --------
Deferred tax asset (liability) - noncurrent           $  7,561         $  5,088

  Performance warrants                                $  1,662         $  1,685
  Net operating loss carryforwards                      12,814           13,087
  OID amortization                                       8,634           15,575
  Differences in basis of property and
   equipment and intangibles                           (29,257)         (27,523)
Valuation allowance - noncurrent                        (1,414)          (7,912)
                                                      --------         --------
                                                      $ (7,561)        $ (5,088)
                                                      ========         ========



    The valuation allowances at September 30, 1996 and September 30, 1997 reflect current estimates of limitations on utilization of NOL carryforwards for federal and state income tax purposes. The valuation allowance at September 30, 1996 of $1,907 reflects a decrease of $1,666 from September 30, 1995 to September 30, 1996 relating to amounts which were eliminated in connection with the acquisition of Metrol Security Services Inc. (see Note 17). The increase in valuation allowance of $7,695 from September 30, 1996 to September 30, 1997 is primarily due to net operating losses generated in the year ended September 30, 1997, the benefit of which is not likely to be realized.

         The income tax benefit is comprised of the following:


                                            YEAR ENDED SEPTEMBER 30,
                                      -----------------------------------
                                        1995          1996           1997
                                      ------        ------         ------
Current
  Federal ....................        $   --        $ (463)        $  424
  State ......................            --           (82)           152
                                      ------        ------         ------
          Total current ......            --          (545)           576
                                      ------        ------         ------
Deferred
  Federal ....................         4,594           674          1,054
  State ......................         1,120           118            114
                                      ------        ------         ------
          Total deferred .....         5,714           792          1,168
                                      ------        ------         ------
Total income tax benefit .....        $5,714        $  247         $1,744
                                      ======        ======         ======

The differences between the income tax benefit recognized and the expected benefit at the statutory rate are as follows:

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                          ---------------------------------------
                                                                            1995            1996            1997
                                                                          -------         -------         -------
Computed "expected" tax benefit ........................................  $ 7,620         $ 5,408         $ 8,044
State income tax benefit, net ..........................................    1,336             948           1,410
Other ..................................................................     (289)           (188)           (225)
Loss for which no tax benefits were provided ...........................   (2,953)         (5,921)         (7,485)
                                                                          -------         -------         -------
Total income tax benefit ...............................................  $ 5,714         $   247         $ 1,744
                                                                          =======         =======         =======
Income tax benefits included in the statement of operations are as follows:
  Continuing operations ................................................  $ 3,595         $   247         $ 1,744
  Extraordinary items-loss on early extinguishment of debt .............      911              --              --
  Cumulative effect of change in accounting method .....................    1,208              --              --
                                                                          -------         -------         -------
                                                                          $ 5,714         $   247         $ 1,744
                                                                          =======         =======         =======


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

12. SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisitions

                                                            YEAR ENDED SEPTEMBER 30,
                                                    ----------------------------------------
                                                      1995            1996            1997
                                                    --------        --------        --------
Subscriber accounts acquired ...............        $ 70,105        $119,629        $108,904
Goodwill ...................................              --             792           1,523
Cash acquired ..............................              --              31              10
Other assets acquired ......................             113           4,983             552
                                                    --------        --------        --------
          Total assets acquired ............        $ 70,218        $125,435        $110,959
                                                    ========        ========        ========

Cash paid to seller ........................        $ 49,361        $ 88,330        $ 79,666
Stock issued to seller .....................              --           8,960           9,654
Acquisition expenses .......................           1,451             943             955
Deferred revenue assumed ...................           3,213           3,676           2,194
Other assumed liabilities ..................          16,193          23,526          18,490
                                                    --------        --------        --------
  Purchase price and assumed liabilities ...        $ 70,218        $125,435        $110,959
                                                    ========        ========        ========

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

    The following reflects increases (decreases) in assets and accumulated deficit, and decreases (increases) in liabilities and capital stock resulting from noncash investing and financing activities which occurred during the year ended September 30, 1995:

                                                                                           CLASS B
                                                                                           COMMON
                                                                             REDEEMABLE      AND    ADDITIONAL
                                           SUBSCRIBER   PURCHASE    COMMON    PREFERRED   PREFERRED   PAID-IN
                                            ACCOUNTS    HOLDBACKS    STOCK      STOCK       STOCK     CAPITAL
                                            ---------   ---------    ------    -------     -------    -------
Accretion to redemption value of
  preferred stock.........................                                        $(15)                    $15
Charge-off of purchase holdbacks..........    $(2,025)     $2,025
Accelerated accretion upon conversion of..
  preferred stock.........................                                        (782)                    782
Reclassification of IPO costs.............     (1,305)                                                   1,305
Conversion of Class B common and
preferred
  stock...................................                            $(56)     12,897        $85      (12,926)
                                              -------      ------     -----     ------        ---     ---------
                                              $(3,330)     $2,025     $(56)    $12,100        $85     $(10,824)
                                              =======      ======     =====    =======        ===     =========

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

     The following reflects increases (decreases) in assets and accumulated deficit, and decreases (increases) in liabilities and capital stock resulting from noncash investing and financing activities which occurred during the year ended September 30, 1996:


                                                                             ADDITIONAL  SERIES H
                                                         PURCHASE   COMMON     PAID-IN  PREFERRED
                                            INTANGIBLES  HOLDBACKS   STOCK     CAPITAL    STOCK
                                             --------    --------   --------  --------   --------
Charge-off of purchase holdbacks........     $ (5,325)   $  5,325
Conversion of Series H Preferred........                             $    (7) $ (6,120)  $  6,127
Common shares issued to Metrol..........        6,843                     (4)   (6,839)
Common shares issued to Alltec..........        2,117                     (2)   (2,115)
Reclassification of stock offerings.....         (792)                    --       792         --
                                             --------    --------   --------  --------   --------
                                             $  2,843    $  5,325   $    (13) $(14,282)  $  6,127
                                             ========    ========   ========  ========   ========

    The following reflects increases (decreases) in assets and accumulated deficit, and decreases (increases) in liabilities and capital stock resulting from noncash investing and financing activities which occurred during the year ended September 30, 1997:


                                                               ASSETS
                                                                HELD   PROPERTY                       CAPITALIZED         ADDITIONAL
                                        RESTRICTED  OTHER       FOR       AND               PURCHASE    LEASE      COMMON  PAID-IN
                                          CASH     RECEIVABLE  SALE    EQUIPMENT INTANGIBLE HOLDBACKS  OBLIGATIONS  STOCK   CAPITAL
                                         -------    -------   -------   -------    -------   -------   -------     -------  -------
Settlement of purchase holdbacks with
   Restricted cash...................... $(4,043)                                            $ 4,043
Charge-off of purchase holdbacks........                                           $(5,364)  $ 5,364
Assets acquired under capital lease.....                                $ 1,610                       $(1,610)
Common shares issued for acquisitions...                                             9,654                         $    (8) $(9,646)
Sale of guard and patrol operations.....            $   588   $  (588)
                                         -------    -------   -------   -------    -------   -------  -------      -------  -------

                                         $(4,043)   $   588   $  (588)  $ 1,610    $ 4,290   $ 9,407  $(1,610)     $    (8) $(9,646)
                                         =======    =======   =======   =======    =======   =======  =======      -------  -------

13. EMPLOYEE BENEFIT PLANS:

  401(k) Plan

    The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The Company at its election also may make contributions to the 401(k) Plan, which contributions will be allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution may be made in Common Stock, in cash or in a combination of both stock and cash. There were no contributions made to the plan by the Company during the three-year period ended September 30, 1997.

  Employee Stock Purchase Plan

    The Employee Stock Purchase Plan is designed to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code, and will allow eligible employees to acquire shares of Common Stock at periodic intervals through their accumulated payroll deductions. A total of 650,000 shares of Common Stock have been reserved for issuance under the Employee Stock Purchase Plan, which is administered by the Compensation Committee.

    The purchase price of shares of Common Stock purchased under the Employee Stock Purchase Plan during any purchase period will be the lower of (i) 85% of the fair market value of the Common Stock on the first day of that purchase period or (ii) 85% of the fair market value of the Common Stock on the purchase date.

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

14. COMMITMENTS AND CONTINGENCIES:

    The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

                   Year ending September 30,
                         1998............................           $1,903
                         1999............................            1,771
                         2000............................            1,759
                         2001............................            1,702
                         2002............................            1,713
                         Thereafter......................            6,640
                                                                  --------
                                                                   $15,488
                                                                  ========

    Total rent expense for the years ended September 30, 1995, 1996 and 1997 was $1,261, $1,101 and $1,651, respectively.

    The Company is a party to claims and matters of litigation incidental to the normal course of its business. The ultimate outcome of these matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

    The Company has entered into employment agreements with five of its officers. The term of employment agreements with three officers is continually extended as to cause such agreements to have a remaining term of three years; the other two agreements expire in September and November 1998.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

    For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities. The Company's Revolving Credit Facility, which bears a floating market rate of interest is carried at an amount which approximates fair market value.

    At September 30, 1997, the Senior Subordinated Discount Notes have an estimated fair value of approximately $176,790 based on their quoted market price as compared to their carrying value of $149,395, and the Convertible Senior Subordinated

Notes have an estimated fair value of approximately $122,389 based on their quoted market price as compared to their carrying value of $103,500.

    The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

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

                                                                 AT SEPTEMBER 30,
                                                            ------------------------
Summarized Balance Sheet                                      1996            1997
                                                            --------        --------
     Assets:
        Current assets .............................        $ 28,906        $ 26,756
        Subscriber accounts and intangibles, net ...         257.354         326,748
        Other non-current assets ...................          11,375          15,686
     Liabilities and Stockholders' Equity
        Deferred revenue ...........................        $ 13,827        $ 16,210
        Other current liabilities ..................          20,712          25,381
        Long-term debt .............................         225,650         303,880
        Other long term liabilities ................           8,620           6,349
        Shareholders' equity .......................          28,826          17,370


                                                                       YEAR ENDED SEPTEMBER 30,
                                                             ------------------------------------------
                                                               1995             1996             1997
                                                             --------         --------         --------
Summarized Statements of Operations
   Revenues .........................................        $ 55,882         $ 73,457         $ 98,493
   Gross profit .....................................        $ 38,368         $ 51,879         $ 70,549
   Loss before extraordinary items and cumulative
     effect of change in accounting method ..........        $ (5,839)        $(15,497)        $(21,913)
   Net loss .........................................        $(16,700)        $(15,497)        $(21,913)


17.    METROL SECURITY SERVICES, INC. ACQUISITION:

    On June 28, 1996 the Company acquired all of the outstanding stock of Metrol Security Services, Inc. ("Metrol"). Metrol sells, installs, services and monitors security alarm systems and provides guard and patrol services to residential and commercial subscribers in Arizona and New Mexico.

    The following unaudited pro forma condensed consolidated results of operations present information as if the acquisition had occurred as of the beginning of each period presented. The pro forma information is presented after giving effect to certain adjustments for the amortization of subscriber accounts, interest expense and the disposition of Metrol's guard operations. Certain of Metrol's expenses were estimated based on annual amounts incurred. Management believes the estimates provide a reasonable approximation of actual results. The pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of future results of operations nor of the results which would have occurred had this transaction



                                                                          PRO FORMA FOR THE YEAR
                                                                            ENDED SEPTEMBER 30,
                                                                        -------------------------
                                                                          1995             1996
                                                                        --------         --------
                                                                               (UNAUDITED)
Revenues .......................................................        $ 67,093         $ 82,313
Net loss before extraordinary item and cumulative effect of
   change in accounting method .................................        $ (8,328)        $(14,275)
Net loss .......................................................        $(16,355)        $(14,275)
Net loss before extraordinary item and cumulative effect of
   change in accounting method, per share ......................        $  (1.11)        $  (1.26)
Net loss per common share ......................................        $  (1.99)        $  (1.26)

18.   SUBSEQUENT EVENTS - MERGERS AND ACQUISITIONS:

     On July 30, 1997, POI and Western Resources, Inc., a Kansas corporation (Western Resources), entered into a Contribution Agreement dated as of July 30, 1997 (as amended, the Contribution Agreement).

     Pursuant to the Contribution Agreement, on November 24, 1997, POI issued to Western Resources an aggregate of 68,673,402 shares (the Shares) of Common Stock, which shares constituted 82.4% of the shares of Common Stock (the only voting securities of POI) outstanding immediately after such acquisition. In consideration of the issuance of the Shares to Western Resources (the Share Issuance), Western Resources transferred to POI all of the outstanding capital stock of WestSec, Inc., a Kansas corporation (WestSec), and Westar Security, Inc., a Kansas corporation (Westar Security and together with WestSec, the Western Resources Security Business), and an aggregate of $367.4 million in cash and marketable securities.

     WestSec and Westar provide security alarm monitoring services and sell, install and service security alarm systems for homes and businesses located throughout the continental United States. POI intends to continue to use the physical properties of WestSec and Westar Security in such business.

     The cash portion of the consideration for the Share Issuance was funded with Western Resources' working capital. The amount of such consideration was determined in arms-length negotiations between Protection One and Western Resources, and the acquisition was accounted for under the purchase method of accounting.

     As provided in the Contribution Agreement, POI paid (i) to the holders of record of shares of POI Common Stock as of the close of business on November 24, 1997 (other than Western Resources), a cash dividend of $7.00 per share (the Special Dividend; (ii) to the holders of options to purchase shares of POI Common Stock other than Western Resources, $7.00 in cash with respect to each share of Common Stock issuable upon exercise of such options; and (iii) to a bank as the holder of record of a warrant issued by POI in 1991 and to the holders of record of warrants issued by POI in 1993, $7.00 in cash with respect to each share of Common Stock issuable upon exercise of such warrants. As a result of the payment of the Special Dividend, each warrant issued by POI in 1995 has become exercisable for 1.629 shares of POI Common Stock at an exercise price of $4.05, and the 6 3/4% Convertible Senior Subordinated Notes due 2003 issued by Protection One Alarm Monitoring, Inc., a Delaware corporation, will be convertible into shares of Common Stock at a conversion price of $11.19 per share.

     Prior to the Share Issuance, the certificate of incorporation of POI was amended to increase the maximum authorized number of shares of POI Common Stock to 150,000,000.

     As provided in the Contribution Agreement, immediately following the Share Issuance, POI, through a subsidiary, acquired from Western Resources (i) all of the outstanding capital stock of Centennial Security Holdings, Inc., a Delaware corporation ("Centennial"), for a cash purchase price of $94.4 million, and
(ii), 2,500,000 shares (the Guardian Common Shares) of the Class A Voting Common Stock, par value $.001 per share, and 1,875,000 shares (the Guardian Preferred Shares) of the Series A 9 3/4% Convertible Cumulative Preferred Stock of Guardian International, Inc., a Nevada corporation ("Guardian"), for a cash purchase price of $8.5 million. The Guardian Common Shares constitute approximately 27.8% of the outstanding shares of Guardian common stock; the Guardian Preferred Shares are convertible into an aggregate of 1,500,000 additional shares of Guardian common stock.

    POI used a portion of the cash contributed to POI by Western Resources to pay for the shares of Centennial and Guardian purchased by POI. The amount of such consideration equaled the sum of (i) the amount paid by Western Resources for such securities, (ii) the fees and expense incurred by Western Resources to attorneys and other third-party advisors in connection with Western Resources acquisition of such securities, and (iii) a carrying charge at a rate of 10% per annum (prorated on the basis of a 365-day year) for the period Western Resources held such securities.

     Centennial, based in Madison, New Jersey provides security alarm monitoring services to residential and commercial subscribers located principally in Ohio, Michigan, New Jersey, New York and Pennsylvania. POI intends to continue to use the physical properties of Centennial in such business. Guardian provides security alarm monitoring services to approximately 12,000 subscribers in Florida; Guardian also monitors approximately 16,000 additional subscribers on a "wholesale" basis for certain third-party security alarm companies, sells alarm systems and provides field repair services principally to commercial accounts and, to a more limited extent, provides installation services to third-party security alarm companies.

     The Contribution Agreement and the Stock Option Agreement entered into between POI and Western Resources in connection therewith are filed as exhibits to this report and are incorporated herein by this reference. For additional information with respect to the businesses of WestSec and Westar Security, Centennial and Guardian, reference is made to the portions of POI's proxy statement dated November 7, 1997, also filed as an exhibit to this report and incorporated therein by reference.

19.   SELECTED QUARTERLY INFORMATION:


     The table below summarizes the quarterly information for the Company for the fiscal years ended September 30, 1996 and 1997. There were no extraordinary items in the periods presented.

                                                                          Quarter Ended
                                   ---------------------------------------------------------------------------------------------
                                   12/31/95     3/31/96      6/30/96      9/30/96     12/31/96      3/31/97   6/30/97    9/30/97
                                   --------    --------     --------     --------     --------     --------  --------   --------
Total revenues ...............     $ 15,511    $ 17,666     $ 18,617     $ 21,663     $ 22,661     $ 24,414  $ 24,879   $ 26,539
Gross profit .................       10,670      12,280       13,271       15,658       15,967       17,388    17,830     19,364
Net loss .....................       (3,739)     (3,500)      (3,861)      (4,397)      (3,247)      (5,617)   (6,245)    (6,804)


Weighted Average Shares
  Outstanding ................   9,100,892   10,828,400   12,330,317   12,740,095   13,448,981   13,707,01 12,744,869 14,708,028

    Per share ................  $    (0.41)  $    (0.32)  $    (0.31)  $    (0.35)  $    (0.24)  $    (0.41)  $ (0.45)  $ (0.46)

                     PROTECTION ONE, INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                BALANCE AT                      CHARGED TO
                                                BEGINNING    CHARGED TO COSTS     OTHER                          BALANCE AT
                DESCRIPTION                     OF PERIOD      AND EXPENSES     ACCOUNTS(a)   DEDUCTIONS(b)    END OF PERIOD
                                                ---------    ----------------   -----------  --------------    -------------
YEAR ENDED SEPTEMBER 30, 1995
Allowances deducted from assets for
  doubtful accounts ......................        $1,182          $1,751              --          $(430)          $ 2,503
                                                  ======          ======          ======          ======          =======
YEAR ENDED SEPTEMBER 30, 1996
Allowances deducted from assets for
  doubtful accounts ......................        $2,503          $2,649          $1,218          $(829)          $ 5,541
                                                  ======          ======          ======          ======          =======
YEAR ENDED SEPTEMBER 30, 1997
Allowances deducted from assets for
  doubtful accounts ......................        $5,541          $3,344          $  625          $ 786          $10,296
                                                  ======          ======          ======          ======          =======

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

                                               PROTECTION ONE, INC.

                                               By: /s/ John W. Hesse
                                                  -----------------------------
                                                   John W. Hesse
                                                   Executive Vice President and
                                                      Chief Financial Officer
Date: December 29, 1997


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

              SIGNATURE                                   TITLE                            DATE
              ---------                                   -----                            ----
/s/ James M. Mackenzie, Jr.             President, Chief Executive Officer and     December 29, 1997
--------------------------------        Director
James M. Mackenzie, Jr.

/s/ John W. Hesse                       Executive Vice President,                  December 29, 1997
--------------------------------        Chief Financial Officer
John W. Hesse                           (principal financial officer)
                                        and Secretary

/s/ Robert M. Chefitz                   Director                                   December 29, 1997
--------------------------------
Robert M. Chefitz

                                        Director                                   December __, 1997
--------------------------------
James Q. Wilson

/s/  Ben Enis                           Director                                   December 29, 1997
--------------------------------
Ben Enis

/s/  Steven L. Kitchen                  Director                                   December 29, 1997
--------------------------------
Steven L. Kitchen

                                        Director                                   December __, 1997
--------------------------------
Carl M. Koupal, Jr.

                                        Director                                   December __, 1997
--------------------------------
Peter C. Brown

/s/ Howard A. Christensen               Director                                   December 29, 1997
--------------------------------
Howard A. Christensen

                                        Director                                   December __, 1997
--------------------------------
Joseph J. Gardner

/s/ William J. Gremp                    Director                                   December 29, 1997
--------------------------------
William J. Gremp

                                        Director                                   December __, 1997
--------------------------------
John C. Nettles

/s/ Jane Dresner Sadaka                 Director                                   December 29, 1997
--------------------------------
Jane Dresner Sadaka

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PROTECTION ONE ALARM MONITORING, INC.


                                          By: /s/ John W. Hesse
                                             ----------------------------------
                                             John W. Hesse
                                             Executive Vice President and
                                                Chief Financial Officer
Date: December 29, 1997


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

              SIGNATURE                                   TITLE                            DATE
              ---------                                   -----                            ----
/s/ James M. Mackenzie, Jr.             President, Chief Executive Officer and     December 29, 1997
-------------------------------         Director
James M. Mackenzie, Jr.

/s/   John W. Hesse                     Executive Vice President,                  December 29, 1997
-------------------------------         Chief Financial Officer
John W. Hesse                           (principal financial officer)
                                        and Secretary

/s/ Robert M. Chefitz                   Director                                   December 29, 1997
-------------------------------
Robert M. Chefitz

                                        Director                                   December __, 1997
-------------------------------
James Q. Wilson

/s/  Ben  Enis                          Director                                   December 29, 1997
-------------------------------
Ben Enis

                                    EXHIBITS


Exhibit
Number                                             Exhibit Description
------                                             -------------------
2.1              Contribution Agreement dated as of July 30, 1997 (the "Contribution Agreement"), between Western
                 Resources and POI (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by
                 POI(1) and Monitoring(2) dated July 30, 1997 (the "July 1997 Form 8-K")).

2.2              Amendment No. 1 dated October 2, 1997, to the Contribution Agreement (incorporated by reference to
                 Exhibit 99.1 to the Current Report of Form 8-K filed by POI and Monitoring dated October 2, 1997).

2.3              Assignment and Assumption Agreement (Centennial Security Holdings, Inc.) dated as of November 24, 1997, among Western Resources, Westar Capital, Inc. ("Westar Capital"), Westar Security, Inc. ("Westar
                 Security") and POI (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by
                 POI and Monitoring dated November 24, 1997 (the "November 1997 Form 8-K")).

2.4              Assignment and Assumption Agreement (Guardian International, Inc.) dated as of November 24, 1997, among
                 Western Resources, Westar Capital, Westar Security and POI (incorporated by reference to Exhibit 2.4 to the November 1997 Form 8-K).

2.5              Stock Purchase Agreement dated as of October 2, 1997, among Centennial Security Holdings, Inc.
                 ("Centennial"), the shareholders of Centennial and Westar Capital (incorporated by reference to Exhibit
                 2.5 to the November 1997 Form 8-K).

2.6              Stock Subscription Agreement dated as of October 4, 1997, between Guardian International, Inc.
                 ("Guardian") and Westar Capital (incorporated by reference to Exhibit 2.6 to the November 1997 Form 8-
                 K).

3.1              Fifth Amended and Restated Certificate of Incorporation of POI, as amended.

3.2              By-laws of POI (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed POI and Monitoring for the quarter ended March 31, 1996).

3.3              Certificate of Incorporation of Monitoring, as amended (incorporated by reference to Exhibit 3.2 to the
                 Registration Statement of Form S-3 (Registration Number 333-09401) originally filed by Monitoring and, inter alia, POI on August 1, 1996 (the "August 1996 Form S-3")).

3.4              Bylaws of Monitoring (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by POI and, inter alia, Monitoring for the year ended September 30, 1994).

4.1              Indenture dated as of May 17, 1995, among Monitoring, as Issuer, POI, inter alia, as Guarantor, and The
                 First National Bank of Boston ("FNBB"), as Trustee (incorporated by reference to Exhibit 4.1 to the
                 Registration Statement on Form S-4 (Registration No. 33-94684) originally filed by POI and, inter alia,
                 Monitoring on July 18, 1995 (the "1995 Form S-4)).


---------------

(1)   The Commission File Number of POI is 0-24780.

(2)   The Commission File Number of Protection One Alarm Monitoring is
      33-73002-01.

Exhibit
Number                                             Exhibit Description
------                                             -------------------
4.2              First Supplemental Indenture dated as of July 26, 1996, among Monitoring, as Issuer, POI, inter alia, as Guarantor and State Street Bank and Trust Company ("SSBTC") as successor to FNBB as Trustee
                 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1996 (the "Fiscal 1996 Form 10-K")).

4.3              Second Supplemental Indenture dated as of October 28, 1996, among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the Fiscal 1996 Form 10-
                 K).

4.4              Subordinated Debt Shelf Indenture dated as of August 29, 1996, among Monitoring as Issuer, POI as
                 Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the Fiscal 1996 Form S-3).

4.5              Supplemental Indenture No. 1 dated as of September 20, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by POI and Monitoring and dated September 20, 1996 (the September 1996 Form 10-K")).

4.6              Supplemental Indenture No. 2 dated as of October 28, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.6 to the Fiscal 1996 Form 10-
                 K).

4.7              Amended and Restated Credit Agreement dated as of June 7, 1996, among Monitoring, Heller Financial,
                 Inc. ("Heller Financial") as Agent and the financial institutions signatory thereto (the "Lenders")
                 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by POI and
                 Monitoring for the quarter ended June 30, 1996).

4.8              Consent and First Amendment to Credit Agreement dated as of September 16, 1996, among Monitoring,
                 Heller Financial as Agent and the Lenders (incorporated by reference to Exhibit 10.1 to the September
                 1996 Form 8-K).

4.9              Second Amendment to Amended and Restated Credit Agreement dated as of March 31, 1997, among Monitoring,
                 Heller Financial as Agent and the Lenders (incorporated by reference to Exhibit 10.1 to the Quarterly
                 Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1997).

4.10             Third Amendment to Amended and Restated Credit Agreement dated September 30, 1997, among Monitoring,
                 Heller Financial as Agent and the Lenders.

4.11             Form of Revolving Note executed by Monitoring in favor of each Lender pursuant to the Amended and
                 Restated Credit Agreement filed as Exhibit 4.7 (incorporated by reference to Exhibit 4.9 to the Fiscal
                 1996 Form 10-K).

4.12             Amended and Restated Guaranty dated as of June 7, 1996, executed by POI in favor of Heller Financial as
                 Agent (incorporated by reference to Exhibit 4.10 to the Fiscal 1996 Form 10-K).

4.13             Amended and Restated Stock Pledge Agreement dated as of June 7, 1996, between POI and Heller Financial as Agent (incorporated by reference 4.11 to the Fiscal 1996 Form 10-K).

Exhibit
Number                                             Exhibit Description
------                                             -------------------
4.14             Amended and Restated Security Agreement dated as of June 7, 1996, between Monitoring and Heller
                 Financial as Agent (incorporated by reference to Exhibit 4.12 to the Fiscal 1996 Form 10-K).

4.15             Amended and Restated Continuing Security Interest and Conditional Assignment of Patents, Trademarks,
                 Copyrights and Licenses dated as of June 7, 1996, between Monitoring and Heller Financial as Agent
                 (incorporated by reference to Exhibit 4.13 to the Fiscal 1996 Form 10-K).

10.1             Stock Purchase Warrant dated as of September 16, 1991, issued by POI to Merita Bank. Ltd. (formerly
                 Kansallis-Osake-Pankki) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-
                 Q filed by POI and, inter alia, Monitoring for the quarter ended March 31, 1994).

10.2             Amended and Restated Stockholders' Agreement dated as of August 15, 1994, among POI and the stockholders of POI named therein (incorporated by reference to Exhibit 10.42 to the Registration
                 Statement of Form S-1 (Registration No. 33-81292) originally filed by POI on July 8, 1994).

10.3             Warrant Agreement dated as of November 3, 1993, between Monitoring and United States Trust Company of
                 New York, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on
                 Form S-4 (Registration Statement 33-73002) originally filed by POI, Monitoring and certain former subsidiaries of Monitoring on December 15, 1993 (the "1993 Form S-4")).

10.4             Registration Rights Agreement dated as of November 3, 1993, among Monitoring, POI, certain former subsidiaries of Monitoring and Bear, Stearns & Co., Inc. (incorporated by reference to Exhibit 4.4 to the 1993 Form S-4).

10.5             Warrant Agreement dated as of May 17, 1995, between POI and The First National bank of Boston, as
                 Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995 Form S-4).

10.6             Common Stock Registration Rights Agreement dated May 17,1995, among POI, Morgan Stanley & Co.
                 Incorporated and Montgomery Securities (incorporated by reference to Exhibit 10.41 tot he 1995 Form S-
                 4).

10.7             Employment Agreement dated as of November 24, 1997, between Protection One and James M. Mackenzie, Jr.
                 (incorporated by reference to Exhibit 10.4 to the November 1997 Form 8-K).*

10.8             Employment Agreement dated as of November 24, 1997, between Protection One and John W. Hesse
                 (incorporated by reference to Exhibit 10.5 to the November 1997 Form 8-K).*

10.9             Employment Agreement dated as of November 24, 1997, between Protection One and John E. Mack, III
                 (incorporated by reference to Exhibit 10.6 to the November 1997 Form 8-K).*

10.10            Employment Agreement dated as of November 24, 1997, between Protection One and Thomas K. Rankin
                 (incorporated by reference to Exhibit 10.7 to the November 1997 Form 8-K).*

Exhibit
Number                                             Exhibit Description
------                                             -------------------
10.11            Employment Agreement dated as of November 3, 1993, between Monitoring and George A. Weinstock
                 (incorporated by reference to Exhibit 10.13 to the 1993 Form S-4).*

10.12            Non-Competitive and Non-Solicitation Agreement dated as November 3, 1993, between Monitoring and George
                 A. Weinstock (incorporated by reference to Exhibit 10.14 to the 1993 Form S-4).*

10.13            Consulting Agreement dated as of February 19, 1996, between POI and Dr. Ben Enis (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended June 30, 1996).*

10.14            1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit 10.23 to the Fiscal
                 1996 Form 10-K).*

10.15            1997 Long-Term Incentive Plan of POI (incorporated by reference to Appendix F to POI's proxy statement dated November 7, 1997).*

10.16            Notes Registration Rights Agreement dated as of May 17, 1995, among POI, Monitoring, Morgan Stanley &
                 Co., Incorporated and Montgomery Securities (incorporated by reference to Exhibit 4.2 to the 1995 Form
                 S-4),

10.17            Agreement for Purchase and Sale of Assets, dated May 25, 1995, between Alert Centre, Inc. and
                 Monitoring (incorporated by reference to Exhibit 4.2 to the 1995 Form S-4).

10.18            Agreement to Purchase and Sell Stock dated as of May 23, 1996, among Metrol, the persons named therein as the "Shareholders" (the "Metrol Shareholders"), Monitoring and POI (incorporated by reference to
                 Exhibit 2.1 to the Registration Statement on Form S-3 (Registration NO. 33-5849) originally filed by
                 POI on June 12, 1996 (the "June 1996 Form S-3)).

10.19            Amendment No. 1 to Agreement dated as of June 28, 1996, among Metrol, the Metrol Shareholders,
                 Monitoring and POI (incorporated by reference to Exhibit 2.2 to the June 1996 Form S-3).

10.20            Escrow Agreement dated May 31, 1996, among Metrol, the Metrol Shareholders, Monitoring, POI and First
                 National Bank of Denver, N.A. as the Escrow Agent (incorporated by reference to Exhibit 2.3 to the
                 Current Report on Form 8-K filed by POI and Monitoring dated June 7, 1996 (the "June 1996 Form 8-K)).*


10.21            Registration Rights Agreement dated as of June 28, 1996, among POI and the Metrol Shareholders
                 (incorporated by reference to Exhibit 99.1 to the June 1996 Form 8-K).

10.22            Stock Option Agreement dated as of July 30, 1997, between Western Resources and Protection One
                 (incorporated by reference to Exhibit 10.1 to the July 1997 Form 8-K).

10.23            Option and Voting Agreement dated as of July 30, 1997, between Western Resources and Protection One
                 (incorporated by reference to Exhibit 10.2 to the July 1997 Form 8-K).

21.1             Subsidiaries of POI and Monitoring.

27               Financial Data Schedule

27.1             Financial Data Schedule