Form 10-K
period 1997-12-31
PROTECTION ONE INC
filed 1998-03-30
CIK 916230

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to _________

        0-24780                                   33-73002-01
(Commission File Number)                   (Commission File Number)

  Protection One, Inc.                 Protection One Alarm Monitoring, Inc.
(Exact Name of Registrant              (Exact Name of Registrant
 as Specified in Charter                as Specified in Charter)

        Delaware                                 Delaware
(State or Other Jurisdiction           (State or Other Jurisdiction
 of Incorporation or Organization)      of Incorporation or Organization)

       93-1063818                                93-1064579
(I.R.S. Employer Identification No.)   (I.R.S. Employer Identification No.)

6011 Bristol Parkway, Culver City,     6011 Bristol Parkway, Culver City,
     California, 90230                        California, 90230
(Address of Principal Executive        (Address of Principal Executive
 Offices, Including Zip Code)           Offices, Including Zip Code)

       (310) 342-6300                          (310) 342-6300
(Registrant's Telephone Number,         (Registrant's Telephone Number,
    Including Area Code)                       Including Area Code)

         Securities  registered  pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
     Title of Each Class                       On Which Registered

6 3/4%  Convertible  Senior  Subordinated
Notes  Due  2003 of Protection One Alarm
Monitoring, Inc.
Guaranteed by Protection One, Inc.           New York Stock Exchange

        Securities  registered  pursuant to Section 12(g) of the Act:
     Common  Stock,  par value  $.01 per share of Protection One, Inc.
                             (Title of Class)

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that such registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock of Protection One, Inc. held by nonaffiliates on March 25, 1998 (based on the last sale price of such shares on the Nasdaq National Market) was approximately $155,379,253.

         As of March 25, 1998, Protection One, Inc. had outstanding 83,766,369 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions I (1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format set forth therein.

                       DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Protection One, Inc.'s Proxy Statement furnished to stockholders in connection with its Annual Meeting of Stockholders to be held April 23, 1998, are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the Commission on or about April 2, 1998.

                              Introductory Notes



         Company Structure. Unless the context otherwise indicates, all references in this Annual Report on Form 10-K (this "Report") to "the Company" or "Protection One" are to Protection One, Inc. ("POI") and its direct wholly owned subsidiaries, Protection One Alarm Monitoring, Inc. ("Monitoring"), Westar Security, Inc. ("Westar") and WestSec, Inc. ("WestSec"). POI operates solely through and maintains no other assets than its investment in its subsidiaries.

         MRR, EBITDA and Adjusted EBITDA. As used in this Report, "MRR" is monthly recurring revenue (excluding revenues from patrol services) that the Company is entitled to receive under contracts in effect at the end of the period, "EBITDA" means earnings before interest, taxes, depreciation and amortization (excluding nonrecurring charges) and "Adjusted EBITDA" means EBITDA adjusted by adding selling and marketing expenses, net of revenues, arising from installation activities. MRR is a term commonly used in the security alarm industry as a measure of the size of a company, but not as a measure of profitability or performance, and does not include any allowance for future attrition or allowance for doubtful accounts. EBITDA is derived by adding to loss before income taxes, the sum of (i) interest expense, net, (ii)
nonrecurring charges, and (iii) amortization of intangibles and depreciation expense. Adjusted EBITDA is derived by adding to EBITDA selling and marketing expenses related to installations and deducting from EBITDA installation revenues. EBITDA and Adjusted EBITDA do not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as alternatives to net income and are indicative neither of the Company's operating performance nor of cash flows available to fund the Company's cash needs. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA and Adjusted EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA and Adjusted EBITDA are used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA and Adjusted EBITDA have been used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses.

         Forward-Looking Statements. This Report and the materials incorporated by reference herein include "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as the Company or its management "believes," "expects," "anticipates" or other words of similar import. Similarly, statements herein that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations of Protection One include, among others:
Protection One's need for additional capital and history of losses; the risks and uncertainties related to acquisitions of subscriber accounts and alarm account portfolios and the Protection One dealer program; subscriber account attrition; the impact of accounting differences for account purchases and new installations; its high degree of leverage; the possible adverse effect of false alarm ordinances and future government regulations; risks of liability from operations; and competition in the security alarm industry. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1.           BUSINESS

Overview

         Protection One(R) is a leading provider of security alarm monitoring and related services in the United States with approximately 1.1 million subscribers as of March 1998. The Company has grown rapidly since its inception by participating in both the growth and consolidation of the security alarm monitoring industry. Protection One has focused its customer growth in major metropolitan areas demonstrating strong demand for security alarms. Approximately 50% of the Company's direct subscribers are located in the states of California, Florida and Texas. The Company also has significant numbers of direct subscribers in the states of Arizona, Georgia, Kansas, Missouri, Nevada, New York, North Carolina, Oregon, Tennessee and Washington.

         The Company provides its services to the residential, commercial and wholesale segments of the alarm monitoring market. The Company believes the residential segment, which represents in excess of 80% of its customer base, is the most attractive because of its growth prospects, gross margins and size. Within the residential segment, 62% of the Company's customer base occupy single-family households and approximately 19% reside in multi-family complexes such as apartments and condominiums. The remainder of the Company's customer base is split between commercial subscribers (12% of the customer base) and subscribers served by independent alarm dealers that subcontract monitoring services to the Company. Protection One intends to grow its presence in each of these key market segments, although the residential market remains the most important for the Company's growth strategy.

         Protection One's objectives are to become the largest and fastest growing provider of high quality alarm monitoring services in the United States, to expand customer relationships by offering additional services and to build a preeminent brand name in the security industry. To accomplish its first objective, the Company is pursuing a growth strategy consisting of new system sales through its Dealer Program, supplemented by the acquisition of subscribers from other alarm companies. Through its Dealer Program, independent companies with residential sales, marketing and installation skills enter into exclusive dealer contracts with Protection One to provide it with new monitoring customers for purchase. To supplement this internally controlled marketing distribution channel, Protection One has been an aggressive acquirer of portfolios of security alarm subscribers and believes acquisitions remain an important source of subscriber growth due to the high industry fragmentation. Once it has acquired a new customer, the Company provides monitoring and field repair services and strives to expand the customer relationship by offering an array of enhanced services, such as extended service protection. The Company adds to its list of services as and when its new product development area creates, tests and refines new service offerings. Finally, the Company believes there is an opportunity to create a well-recognized consumer brand due to a lack of consumer awareness about the security industry. The Company's service and response vehicles, yard signs, window decals, dealer marketing efforts and affinity relationships serve as a platform from which to launch further brand development efforts. The Company believes its development of a focused message about the Protection One brand will enhance its efforts to broaden customer relationships and will establish and reinforce Protection One's position as an industry leader to consumers.

         The Company's revenues consist primarily of subscribers' recurring payments for monitoring and related services. The Company monitors digital signals communicated by security systems installed at subscribers' premises. Security systems are designed to detect burglaries, fires and other events. Through a network of approximately 60 service branches, the Company provides repair of security systems and, in select markets, armed response to verify that an actual emergency, rather than a false alarm, has occurred.

         Protection One believes it has a competitive cost structure and is focused on achieving high operating margins by maintaining monitoring and field service efficiencies and a streamlined corporate staff. To that end, Protection One seeks to grow its subscriber base in concentrated geographic areas, thereby enhancing field service efficiency, increasing sales referrals and brand visibility and reducing attrition. This targeted growth also is consistent with the Company's belief that a growing trend of municipalities requiring verification and private response to security alarm emergencies will necessitate subscriber concentration. To further maintain low operating expenses, Protection One is consolidating its monitoring function into five state-of-the-art service centers, each of which uses sophisticated and redundant communications, computer and power equipment.

         To enhance customer satisfaction, Protection One maintains two customer care centers, open 24 hours per day and seven days per week, to address all non-emergency communications with customers. Each center utilizes sophisticated technology such as advanced telephone switches, computer-telephone interfaces
(CTI), auto-dialing and voice response units. Protection One pursues a one-call resolution policy in its customer service centers. Customer service representatives are trained to answer a wide variety of anticipated customer questions about products and services and are vested with appropriate authority to resolve billing issues. Each customer service center also has a help desk that answers technical questions about operation and repair of security system equipment in an effort to reduce the requirement for field service.

         Historically, Protection One has offered an array of monitoring-related services to its customer base, including extended service protection and alarm verification services such as two-way voice communication and patrol and alarm response services. The Company has solicited customer interest in these enhanced services and executed a systematic price adjustment program through an internal outbound marketing function. In the last several years, Protection One has developed an inbound calling function housed in its customer care centers to qualify and  process  prospective  customer  inquiries  arising  from an ongoing advertising program utilizing print, radio and television media. Such advertising has been offered as part of several of the Company's joint marketing arrangements with the dual purpose of generating prospective new subscribers and communicating the Protection One brand.

         Recently, Protection One entered into a significant transaction that substantially increased its size and scope of operations. On November 24, 1997, Protection One issued approximately 68.7 million shares of its common stock, par value $.01 per share ("Common Stock"), constituting an 82.4% ownership position, to Western Resources, Inc. ("Western Resources"), in exchange for the security businesses of Western Resources, consisting of Westar and WestSec, and an aggregate of $367.4 million in cash and securities (the "Contribution"). The Contribution immediately increased the size of Protection One from approximately 250,000 subscribers to 740,000 subscribers, and increased its geographic coverage from the western United States to the entire country. The Contribution also strengthened the Company's balance sheet and enhanced its access to capital to fund its growth strategy.

         Subsequent to the end of fiscal year 1997, on February 4, 1998, Protection One announced its decision to exercise its option to purchase Network Multi-Family Security Corporation ("Network"), the leading provider of security alarm monitoring to multi-family dwellings with approximately 200,000 subscribers. Pursuant to the terms of the option, Protection Onewill give Western Resources cash consideration of approximately $180 million.

         On March 2, 1998, Protection One completed the acquisition of 147,000 subscribers and related assets of Multimedia Security Services, Inc. ("Multimedia") for a purchase price of approximately $233 million. The Multimedia purchase added to the Company's market positions in California, Florida and Texas and added substantial numbers of subscribers in Kansas and Oklahoma. In addition, Protection One will maintain Multimedia's monitoring and customer service center in Wichita, Kansas.

         On March 17, 1998, Protection One completed the acquisition of Comsec Narragansett Security, Inc. ("Comsec") for a cash purchase price of approximately $45 million and the assumption of $15 million of debt. Comsec's 30,000 subscribers are located primarily in Connecticut, Maine, Massachusetts and New Hampshire.

Industry and Markets

         SDM Magazine reports that the security alarm industry grew 5.2% in 1997, reaching total revenues of approximately $14 billion. Of the industry total, SDM Magazine estimates that alarm monitoring revenue comprised 20%, or approximately $2.8 billion, an increase of 7.7% from $2.6 billion in 1996. According to the results of a survey, SDM Magazine reports that the largest 100 companies in the industry experienced growth of 14.8% in 1997, compared to the industry growth rate of 5.2%. This disparity reflects a continuing consolidation of the security alarm industry, as larger firms are actively acquiring smaller ones. Despite the consolidation activity, however, the security alarm industry remains highly fragmented. For instance, SDM Magazine estimates that there are 16,000 businesses in the security alarm industry. In addition, the most recent ranking of security alarm companies by SDM Magazine indicates that only 25 security companies generated revenues in excess of $20 million in 1996; eight of the 25 companies have been acquired since the date of the survey.

         Protection One believes larger alarm companies with internally generated cash flow and access to capital will continue to grow faster than the industry average. In most cases, the installation of security systems requires alarm companies to fund the excess of installation-related costs over installation revenues, a trend that continues to be prevalent in both the residential and commercial segments. In addition, the Company believes the growth in false alarms is causing some municipalities to consider alternatives to response by municipal police. To the extent that municipalities elect to require some form of private verification of an alarm prior to police dispatch, such policies could impose additional expenses on alarm monitoring companies. Due to Protection One's size and access to capital, the Company believes it is well positioned to compete in the industry.

Strategy

         Protection One's objectives are to become the largest and fastest growing provider of high quality alarm monitoring services in the United States, to expand customer relationships by offering additional services and to build a preeminent brand name in the security industry. The Company has developed strategies to meet each of these objectives, as described below.

         Establish Leadership Position

         From its inception through 1995, Protection One grew primarily through the acquisition of portfolios of subscribers from other alarm companies. Beginning in 1995, the Company's Dealer Program became an important source of growth and the Company's sole means for capturing a portion of new security system installations. Through this dual approach, Protection One believes it is well positioned to benefit from market growth and industry consolidation. Growth has enabled the Company to achieve economies of scale in its monitoring and field service operations. As the number of monitored subscribers has increased, the fixed costs of service centers have been spread over a larger base, improving monitoring gross margins. Protection One has targeted subscriber growth in concentrated areas surrounding branch offices. Subscriber proximity to branch offices positions the Company to provide responsive field repair and alarm response services, allows the Company to spread branch office fixed costs over a larger base and increases the productivity of field service technicians through more efficient scheduling and dispatching.

         The Company continues to pursue subscriber and MRR growth in excess of the industry average. The Company believes growth will enable it to achieve further economies of scale, particularly with respect to the fixed costs of general and administrative functions. In addition, achieving its growth goals assists the Company's efforts in meeting its other goals of expanding customer relationships and establishing a well-known brand name. Finally, the Company believes increased market share offers an opportunity to reduce the costs to identify and procure new subscribers.

         The Dealer Program consists of independent companies with residential and small commercial sales, marketing and installation skills that enter into exclusive contracts with Protection One to provide it with new monitoring customers  for  purchase  on an  ongoing  basis.  This  program  has  become  an increasingly important source of growth for Protection One. The Company anticipates a significant increase in the number of new subscribers generated by the Dealer Program in the twelve months ended December 31, 1998 due to its increased size and scope of operation from its combination with Westar and WestSec. During the twelve months ended December 31, 1997, Westar and WestSec installed approximately 50,000 new security systems through an internal sales force. Protection One has substantially completed the conversion of the Westar and WestSec sales forces to Dealer Program participants, and therefore anticipates an increase in Dealer Program productivity commensurate with the previous installation activity.

         Protection One believes the Dealer Program is an advantageous marketing distribution channel because of its high sales productivity, lower acquisition prices and geographic flexibility. First, as independent companies, dealers are responsible for the number of new security system installations they complete each month, and ultimately, the success of their businesses. The Company believes such financial motivation leads dealers to continuously seek improved sales and marketing methods. The Company believes a sales function consisting of salaried Company employees may not have the same financial motivation. Second, because purchase multiples paid for alarm monitoring contracts tend to increase with the size of the portfolio, multiples in the Dealer Program are typically lower than those paid by Protection One for acquisitions. In addition, cash outlays for new subscribers are entirely variable, changing as the number of monitoring contracts presented for purchase change each month. Lowering the cost to generate new subscribers is an important component of the Company's growth strategy and the Dealer Program's increased contribution relative to other growth channels is consistent with such effort. Third, Protection One supports the expansion of successful dealers to other areas of the country. Protection One may assist the dealer financially to fund startup costs associated with new office openings. Protection One guides Dealer Program participants to the geographic areas that are the highest priority for the Company. Finally, because dealers are responsible for sales and marketing activities, as well as equipment and installation costs, Protection One maintains a minimal sales staff and infrastructure.

         Strategic Alliances provide the Dealer Program with a proprietary source of prospective customers. Protection One has aggressively pursued alliances with other companies that have significant residential customer bases. In particular, Protection One has targeted metropolitan electric and gas utilities and telephone companies that have strong market positions and receive inbound phone calls from prospective customers moving into homes. Protection One believes this inbound lead flow will enable it to reduce its cost to generate new subscribers in the future, and represents a valuable source of new security system installations for Dealer Program participants. In turn, electric and gas utilities facing deregulation have expressed to Protection One an interest in offering security alarm services to develop more comprehensive relationships with their customers. Protection One has entered into marketing alliances with PacifiCorp, Salt River Project, Kansas City Power & Light, Oklahoma Natural Gas, Kansas Power & Light and Kansas Gas and Electric. In addition, Southwestern Bell Corporation serves as a sales agent for Protection One in its markets.

         Protection   One  currently  has   additional   utility   alliances  in
development. The Company continues to believe that the deregulation of the electric utility industry offers opportunities for mutually beneficial marketing alliances that will hasten growth in new subscribers and awareness of Protection One.

         In addition to utility alliances, Protection One enjoys partnerships with leading companies in the insurance, banking, credit card, mortgage and retail industries. Protection One also has marketing alliances with leading home builders around the country, through which Protection One has the exclusive right to market its security systems to new home buyers.

         Acquisitions have played an important role in Protection One's growth. Since the combination with Westar and WestSec, acquisition activity has increased significantly, as Protection One has acquired approximately 375,000 subscribers through the acquisitions of Network, Multimedia and Comsec. The Company believes that it has been an effective competitor in the acquisition market because of the substantial experience of its management in acquiring alarm companies and subscriber accounts and the Company's industry reputation as an active purchaser of subscriber accounts. Although the Company approaches all acquisitions with consistent due diligence, pricing and integration policies, there are several differences between small and large acquisitions.

         The Company typically pursues small acquisitions in existing areas of operation and believes there are approximately 16,000 alarm companies in its markets. The Company has focused on acquisitions that allow it to increase subscriber density in areas surrounding branch operations, which in turn leads to greater field service and armed response efficiencies. In small acquisitions, the Company typically acquires only the subscriber accounts, and not the facilities or liabilities, of such companies.

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

         In evaluating the quality of the accounts acquired, the Company relies primarily on management's knowledge of the industry, its due diligence procedures, its experience in integrating accounts into the Company's operations, its determination as to attrition rates for the acquired accounts, and the representations and warranties of the sellers.

         In large acquisitions, the Company strives to purchase subscribers and related assets but often is required to purchase the stock of large alarm companies. In such cases, the price paid by the Company reflects not only the MRR associated with the purchase accounts, but also other assets and liabilities that impact the value of the customer base. Purchase multiples typically increase with the size and strategic value of a prospective acquisition.

         Expand Customer Relationships

         As a means to increase revenues, Protection One offers customers an array of enhanced security services, including extended service protection and several levels of alarm verification. These services position Protection One as a full service provider and give dealers more features to sell in their solicitation of new customers. The Company actively solicits its customers for interest in these services. In the Las Vegas area, the Company through its dealers offers a bundle of services consisting of monitoring, extended service protection and alarm response. The following provides additional detail on enhanced services:

         Extended Service Protection, which covers the normal costs of repair of the system during normal business hours, after the expiration of the initial warranty period.

         Two-Way Voice Communication (Remote Audio Verification), which consists of the ability, in the event of an alarm activation, to listen and talk to persons at the monitored premises from the service center through speakers and microphones located within the premises. Among other things, such remote audio verification helps the Company to determine whether an alarm activation is a false alarm.

         Supervised Monitoring Service, which allows the alarm system to send various types of signals containing information on the use of the system, such as which users armed or disarmed the system and at what time of the day. This information is supplied to subscribers for use in connection with the management of their households or businesses.
Supervised monitoring service can also include a daily automatic test feature.

         Pager Service, which provides the subscriber with standard pager services that also enable the Company to reach the subscriber in the event of an alarm activation.

         Medical Identification Card, which enables medical personnel in the event of a medical emergency to access a subscriber's medical information (e.g., allergies, medications and family medical history), emergency contacts and doctors by calling Protection One's service center.

         Wireless Back-Up, which permits the alarm system to send signals over a cellular telephone or dedicated radio system, in the event that regular telephone service is interrupted.

         Protection One's new product development function continually seeks new services to offer customers.

         Brand Development

         Based on primary market research, Protection One believes there is an opportunity to build a preeminent consumer brand in the security industry. Currently, consumers are unable to name any security industry competitor on an unaided basis to a significant degree. The Company's service and response vehicles, yard signs, window decals, dealer marketing efforts and affinity relationships serve as a base from which to launch further brand development efforts. The Company has developed a branding strategy to assist it in achieving its other strategic objectives by positioning it as an industry leader and establishing a platform for the sale of additional services. The Company believes a nationally recognized brand supports its goals of becoming an industry leader and broadening its customer relationships. The Company has recently completed the first phase of a significant research effort to define a unique selling proposition for the Protection One brand. The Company will create sales and marketing materials that reflect this positioning and will coordinate internal and external communications vehicles to offer a single focused message about the Protection One brand. In addition, the Company will evaluate all future opportunities for marketing alliances and joint ventures in the context of the brand strategy, selecting those that enhance its positioning and accelerate the growth in public awareness of the brand. Finally, the Company intends to test the use of brand awareness advertising in conjunction with direct response marketing, in an effort to quantify the extent to which increased consumer awareness of the brand enhances direct marketing activities. The Company expects to invest gradually in brand advertising over time as the security market matures.

Operations

         Protection One's operations consist principally of its service centers, which provide alarm monitoring and customer care services, its branch operations, which conduct field repair and patrol and alarm response services and its subscriber acquisition and transition functions, which provide due diligence and assimilation services to dealers and others.

         Service Centers

         Subscriber Security Alarm Systems. Security alarm systems include devices installed at the subscribers' premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. These devices are connected to a computerized control panel that communicates through telephone lines to a service center. Subscribers may also initiate an emergency signal from a device such as a "panic button." In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated, and can transmit that information to the central monitoring station.

         Monitoring. The Company maintains four service centers to provide monitoring services to its customer base, and recently added a fifth with the Multimedia acquisition. The table below provides additional detail about each service center:


                                   Number of                 Current                  Primary
         Location                 Subscribers               Capacity                  Market Segment

Beaverton, OR                        250,000                 500,000         Residential/Commercial
Dallas, TX                           200,000                 500,000         Multi-Family
Irving, TX                           340,000                1,000,000        Residential/Commercial
Orlando, FL                          100,000                 500,000         Wholesale
Wichita, KS                          147,000                 200,000         Residential/Commercial

         With the exception of some specialized commercial accounts, the remainder of the Company's subscriber accounts is monitored at other service centers and is scheduled to be consolidated into one of the facilities noted above in 1998.

         Each service center incorporates the use of advanced communications and computer systems that route incoming alarm signals and telephone calls to operators. Substantially all service center personnel are subject to pre-employment screening and background checks. Each operator monitors a computer screen that provides immediate information concerning the nature of the alarm signal, the subscriber whose alarm has been activated, and the premises on which such alarm is located. All telephone conversations are automatically recorded.

         Depending upon the type of service for which the subscriber has contracted, service center personnel respond to alarms by relaying information to the local fire or police departments, notifying the subscriber, or taking other appropriate action, such as dispatching alarm response personnel to the subscriber's premises where this service is available. The Company also provides a substantial number of subscribers with remote audio verification capability that enables the central monitoring station to listen and speak directly into the subscriber's premises in the event of an alarm activation. This feature allows the Company's personnel to verify that an emergency exists, to reassure the subscriber, and to expedite emergency response, even if the subscriber is unable to reach a telephone. Remote audio verification capability also assists the Company in quickly determining if the alarm was activated inadvertently, and thus whether a response is required.

         The Company's service centers operate 24 hours per day, seven days a week, including all holidays. Each operator receives training that includes familiarization with substantially every type of alarm system in the Company's subscriber base. This enables the operator to tell subscribers how to turn off their systems in the event of a false alarm, thus reducing the instances in which a field service person must be dispatched. Other non-emergency administrative signals are generated by low battery status, deactivation and reactivation of the alarm monitoring system, and test signals, and are processed automatically by computer.

         All of the Company's primary service centers are listed by Underwriters Laboratories, Inc. ("UL") as protective signaling services stations. UL specifications for service centers include building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL listed facilities. In addition, such listing is required by certain commercial subscribers' insurance companies as a condition to insurance coverage.

         Wholesale Monitoring. The Company's service center in Orlando, Florida is a leading provider of wholesale monitoring services to independent dealers. The Orlando service center is one of only a few wholesale monitoring facilities to offer two-way voice communication on a widespread basis. Under the typical arrangement, dealers subcontract monitoring services to the Company, primarily because such dealers do not have their own monitoring capabilities. The Company may also provide billing and other services. Dealers retain ownership of monitoring contracts and are responsible for every other aspect of the relationship with customers, including field repair service.

         The Company's presence in the wholesale monitoring segment provides it with another source of prospective acquisition targets. Independent dealers who subcontract monitoring services to the Company are familiar with the Company's high quality monitoring and related capabilities, an important consideration for a prospective seller of a portfolio of security alarm subscribers.

         Subscriber Contracts. The Company's alarm monitoring subscriber contracts generally have initial terms ranging from one to five years in duration, and provide for automatic renewal for a fixed period (typically one year) unless the Company or the subscriber elects to cancel the contract at the end of its term.

         Customer Care Services. The Company's customer care centers process non-emergency communications with the Company's customers. A dedicated group receives inbound customer calls and routes them to the most appropriate customer care area. The customer service group addresses customer questions and concerns about billing, service, credit and alarm activation issues, arising from calls forwarded by the inbound group and customer letters. A help desk staff assists customers in understanding and resolving mechanical and operating issues related to security systems. A centralized field repair scheduling function sets up technician appointments. In the Company's Irving, Texas facility, customer care representatives also are available to monitor emergency signals if the monitoring function requires additional staffing on a short-term basis. As the Company continues to add geographic areas in which it offers armed response, call centers also will serve as centralized dispatchers of response vehicles.

         Branch Operations

         The Company maintains approximately 60 branches nationwide from which it provides field repair, customer care, alarm response and sales services. The Company's branch infrastructure plays an important role in enhancing customer satisfaction, reducing attrition and building the Company's brand awareness.

         Field Repair. Field repair personnel are trained by Protection One to provide repair services for the various types of security systems utilized by the Company's subscribers. The Company strives to execute prompt service scheduling and first call repair for customers. Field personnel also provide quality and related compliance inspections for new installations performed by the Company's dealers.

         Repair services generate revenues primarily through billable field service calls and recurring payments under the Company's extended service protection program. The increasing density of the Company's subscriber base, the result of continuing efforts to acquire new subscribers in areas surrounding branch operations, permits more effective scheduling and routing of field service technicians and results in economies of scale at the branch level. Increased efficiency in scheduling and routing also allows Protection One to provide faster field service response and support, which leads to a higher level of customer satisfaction. The Company continually reviews available automated work management and scheduling programs to maximize employee resources in the field repair function.

         Alarm Response and Patrol. Protection One offers its subscribers in southern California and Las Vegas alarm response and patrol enhanced services in addition to the Company's other services, and employs over 100 patrol officers operating in 25 regular patrol "beats," or designated neighborhoods, to provide such services. These armed officers supplement Protection One's alarm monitoring service by providing "alarm response service" to alarm system activations,
"patrol service" consisting of routine patrol of subscribers' premises and neighborhoods and, in a few cases, "special watch" services, such as picking up mail and newspapers and increased surveillance when the subscriber is travelling. Alarm response service requires

Protection One's patrol officers to observe and report any potential criminal activity at a subscriber's home.

         Protection One offers a bundle of services in Las Vegas consisting of alarm monitoring, field repair and alarm response services billed to the subscriber as a consistent monthly charge regardless of the number of service calls or responses to alarm activations. Protection One believes this service package is attractive to current and prospective subscribers because the package
(i) enables Protection One to offer a reliable and timely alarm response service, and (ii) eliminates subscriber uncertainty arising from "per response" charges. The Company will use this bundled service offering in other markets to the extent private verification of alarms is required.

         Patrol and alarm response officers are dispatched by 24-hour central radio dispatch offices located in Chatsworth, California and Las Vegas, Nevada. If the patrol officer dispatched observes potential criminal activity, the officer will report the activity to the dispatch office, which will in turn notify local law enforcement. The patrol officer will then maintain surveillance until law enforcement officers arrive. If a patrol officer does not detect criminal activity, he will report his conclusion to the dispatch office, and police response will not be initiated.

         The Company also offers "dedicated" patrol service to homeowners' associations in selected markets, for which the Company provides a Company-marked car for patrol exclusively in such association's neighborhood. A significant percentage of the homeowners in such associations purchase the Company's alarm monitoring services.

         The Company's patrol and alarm response officers are subject to extensive pre-employment screening and training. Officers are subject to local and federal background checks and drug screening before being hired, and are required to have gun and baton permits and state and city guard licenses. Officers also must be licensed by states to carry firearms and to provide patrol services. Protection One is one of a few companies to have an in-house training academy which prepares officer candidates for employment. The Company's training program includes arrest procedures, criminal law, weaponless defense, firearms and baton usage, patrol tactics, and first-aid and CPR. After graduating from the Protection One patrol academy, a new officer rides along with a field training officer for two weeks to gain experience. In total, an officer candidate undergoes five weeks of specific training, which amount exceeds all state requirements. Despite extensive training, however, the provision of patrol and alarm response services subjects the Company to greater risk, relating to accidents or employee behavior, than other types of businesses. See "--Risk Management."

         The Company believes that demand for alarm response and patrol services is likely to increase as a result of a trend on the part of local police departments to limit their response to alarm activations and other factors that may lead to a decrease of police presence. The Private Sector Liaison Committee of the International Association of Chiefs of Police has established Non-Sworn Alarm Responder Guidelines to provide standards for private alarm response officers. Although the Company currently incurs a loss in its patrol and alarm response operations, the Company believes further demand for such services will enable the Company to increase subscriber density in its routes, thereby reducing losses. In addition, the Company's offer of patrol and alarm response services is a sales method used to attract subscribers of other alarm monitoring companies that do not provide such services. To the extent that further demand develops for patrol and alarm response services, the Company believes its current presence will enable it to increase its conversions of subscribers to the Company's services. Additionally, the Company believes such services are an effective impediment to subscriber attrition.

         Acquisition and Transition

         The Company's acquisition and transition functions manage important aspects of the Company's Dealer Program and acquisition activity.

         The Dealer Program offers dealers a wide variety of support services to assist them as they grow their businesses. On behalf of Dealer Program participants, Protection One obtains purchase discounts on security systems, coordinates cooperative dealer advertising and provides administrative, marketing and employee training support services. The Company believes these cost savings and services would not be available to Dealer Program participants on an individual basis. In addition, Protection One supplies its dealers with a proprietary flow of prospective customers, supplementing the dealers' own efforts and increasing their chances for success. See "--Sales and Marketing."

         Dealer contracts provide for the purchase by the Company of the dealers' subscriber accounts on an ongoing basis. A dedicated group within Protection One works with dealers on a daily basis to provide a smooth transition from the installation of a security system to the purchase of a monitoring contract. The dealers install Company specified alarm systems (which have a Protection One logo on the keypad), arrange for subscribers to enter into Protection One alarm monitoring agreements, and install Protection One yard signs and window decals. Protection One operators receive inbound calls and test signals from dealer installation technicians to ensure that systems are communicating properly. Substantially all of these subscribers are contacted individually by Company personnel at the time of the purchase of the accounts from the dealers, to facilitate subscriber satisfaction and quality control. In addition, the Company requires dealers to qualify prospective subscribers by meeting a minimum credit standard. Once Protection One has purchased a contract from a dealer, the Company becomes the sole provider of monitoring, field service and customer service; the dealer is prohibited from contacting the customer.

         Acquisitions also require dedicated personnel from multiple disciplines of the Company. In both small and large acquisitions, the Company employs a comprehensive acquisition management system to identify, evaluate, and integrate acquisitions of new subscriber accounts that includes three components: (i) the identification and negotiation stage; (ii) the due diligence stage; and (iii) the integration stage.

         The Company actively seeks to identify prospective companies and dealers with targeted direct mail, trade magazine advertising, trade show participation, membership in key alarm industry trade organizations, and contacts through various prominent vendors and other industry participants. Management's extensive experience in identifying and negotiating previous acquisitions helps to facilitate the successful negotiation and execution of acquisitions in a timely manner.

         The Company conducts a pre-closing review and analysis of the seller's operations. The process includes a combination of selective field equipment inspections, review of certain of the subscriber contracts and other types of verification of the seller's operations.

         The Company develops a specific integration program, in conjunction with the seller, for each acquisition. Integration efforts typically include a letter from the seller to its subscribers, explaining the sale and transition, followed by one or more letters and packages that include the Company's subscriber service brochures, field service and monitoring phone number stickers, yard signs and window decals. Thereafter, each new subscriber is contacted individually by telephone by a member of the Company's customer service group for the purpose of addressing the subscriber's questions or concerns and soliciting certain information. Finally, the subscriber receives a follow-up telephone call after six months and periodically thereafter. Management's goal is to enhance new subscriber identification with Protection One as the service provider and to maintain subscriber satisfaction.

         Mobile Services

         The Company's mobile services group provides leading edge technology and professional response for the delivery of emergency, navigation and information services in mobile applications. The Company became a pioneer in the mobile security industry when it teamed with Ford Motor Company and Motorola in 1995 to develop Lincoln RESCU. This program offered the first vehicle safety system to integrate cellular phone and global positioning technology to assist motorists when they need emergency help or roadside or routing assistance.

Sales and Marketing

         Protection One's sales and marketing activities consist of a corporate advertising and marketing function, centralized inbound and outbound sales functions, a branch sales function and dealer marketing efforts.

         The Company believes that increasing density of the Company's subscriber base (i.e., increasing concentration of subscribers in certain areas) has increased the overall presence and visibility of the Company. Both in the Dealer Program and in Company sales, new subscribers are provided with highly visible reflective yard signs placed prominently in front of their homes or businesses. The presence of these signs develops greater awareness in a neighborhood and leads to more inbound and referral business. The Company encourages referrals from existing subscribers through an incentive program promoted through newsletters, billing inserts and employee contacts. Alarm response and service vehicles, which display the Protection One logo, also increase the Company's visibility.

         Corporate Advertising and Marketing

         In the last two years, Protection One has substantially increased its advertising and marketing efforts to support the Dealer Program. The Company uses television, radio, newspaper and direct mail with promotional messages to create sales leads and increase awareness of the Protection One brand. Such sales leads are distributed to dealers based on their financial contribution to support cooperative advertising efforts. The Company also has specifically tailored regional advertising and promotional programs to utilize marketing alliances where appropriate.

         Protection One has marketing alliances with PacifiCorp, Salt River Project, Kansas City Power & Light, Oklahoma Natural Gas, Kansas Power & Light and Kansas Gas and Electric. Southwestern Bell Corporation serves as a sales agent on behalf of Protection One in its markets. Protection One has numerous additional utility alliances in development. The Company currently has partnerships with other leading companies in the insurance, banking, credit card, mortgage and retail industries. Protection One also has a number of exclusive arrangements with homebuilders, which agreements enable the Company to market home security systems to new home buyers through the builders.

         Protection One has an inbound telemarketing function in each of its customer service centers to receive and qualify responses to advertising programs and telephone leads transferred from marketing partners. The Company maintains an outbound calling function in its Beaverton service center to solicit interest in enhanced services and to welcome acquired customers to the Company. Based on expected activity, Protection One supplements both inbound and outbound efforts with subcontract providers from time to time.

         Based on primary market research, Protection One believes there is an opportunity to build a preeminent consumer brand in the security industry. Currently, consumers are unable to name any security industry competitor on an unaided basis to a significant degree. The Company has established a coordinated branding strategy to assist it in achieving its other strategic objectives by positioning it as an industry leader and to build a platform for the sale of additional services. The Company believes a nationally recognized brand supports its goals of becoming the industry leader and broadening its customer relationships. The Company has recently completed the first phase of a significant research effort to define a unique selling proposition for the Protection One brand. The Company will create sales and marketing materials that reflect this positioning and will coordinate internal and external communication vehicles to offer a single focused message about the Protection One brand. In addition, the Company will evaluate all future opportunities for marketing alliances and joint ventures in the context of the brand strategy, selecting those that enhance its positioning and that accelerate the growth in public awareness of the brand. Finally, the Company intends to test the use of brand awareness advertising in conjunction with direct response marketing, in an effort to quantify the extent to which increased consumer awareness of the brand enhances direct marketing activities. The Company expects to invest gradually in brand advertising over time as the security market matures.

         Branch Sales

          The most common reason for customer attrition is customers moving out of their homes and businesses. Sales professionals at the Company's branch offices are responsible for tracking previous Protection One subscribers' homes to sign up new owners when they move into such homes. The branch sales function also generates revenue from selling equipment upgrades and add-ons to existing subscribers, and by attracting competitors' subscribers to the Company's services.

         Through acquisitions, the Company now owns and operates a significant commercial sales and installation effort for security and related monitored services. At present, the primary commercial sales effort occurs in the midwestern and northeastern United States. The Company's commercial products range from basic intrusion and fire detection equipment to fully integrated systems with card access, closed circuit television and voice/video monitoring. The Company intends to grow its presence in the commercial markets in the future and will seek opportunities to expand its commercial presence in other market areas. The Company also is organizing a national accounts sales and customer service function to address the special needs of chain customers, such as restaurants and retailers.

         Dealer Marketing

         The Company's dealers employ a variety of marketing methods to identify and create sales leads, including telemarketing, direct mail, local networking and door-to-door solicitation. A majority of the Company's dealers sell and install a hard-wired, low-cost security system manufactured by Ademco, a subsidiary of Pittway Corporation. The basic system includes protection of the front and back doors of a home, one interior motion detection device, a central processing unit with the ability to communicate signals to the Company's central monitoring station, a panic button, a siren, window decals and a lawn sign. This basic system often will be offered for little or no up-front price, but will be sold to a subscriber with additional equipment customized to a subscriber's specific needs. Such equipment add-ons include additional perimeter and interior protection, fire protection devices (heat and smoke detectors), environmental protection devices (freeze sensors and water detectors), panic buttons and home automation devices (lighting or appliance controls). Typically, dealers sign subscribers to alarm monitoring contracts that include a bundled monthly charge for monitoring and extended service protection. Extended service protection covers the normal costs of repair of the security system after the expiration of the security system's initial warranty period. Although a customer may elect to sign an alarm monitoring contract that excludes extended service protection, few customers choose to do so, and the Company believes the bundling of monitoring and extended service protection provides additional value to subscribers and allows the Company to more efficiently provide field repair services.

Competition

         The security alarm industry is highly competitive and highly fragmented. The Company competes with major firms with substantial financial resources, including ADT Operations Inc., a subsidiary of Tyco International, Inc.; the security subsidiaries of the Ameritech Corporation; and Brinks Home Security Inc., a subsidiary of The Pittston Service Group. Other alarm service companies have adopted a strategy similar to the Company's that entails the aggressive purchase of alarm monitoring accounts both through acquisitions of account portfolios and through dealer programs. Some competitors have greater financial resources than the Company, or may be willing to offer higher prices than the Company is prepared to offer to purchase subscriber accounts.

         Competition in the security alarm industry is based primarily on reliability of equipment, market visibility, services offered, reputation for quality of service, price and the ability to identify and solicit prospective subscribers as they move into homes. The Company believes it competes effectively with other national, regional and local security alarm companies due to the Company's reputation for reliable equipment and services, its prominent presence in the areas surrounding its branch offices, its ability to offer combined monitoring, repair and enhanced services, its low cost structure and its marketing alliances.

Intellectual Property

         The Company owns trademarks related to the name and logo for Protection One, as well as a variety of trade and service marks related to individual services the Company provides. The Company owns certain proprietary software applications which the Company uses to provide services to its customers. The Company also licenses software provided by various software vendors.

Regulatory Matters

         A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include: (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) permitting of individual alarm systems and the revocation of such permits following a specified number of false alarms, (iii) imposing fines on alarm subscribers for false alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms, and (v) requiring further verification of an alarm signal before the police will respond.

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

Risk Management

         The nature of the services provided by the Company potentially exposes it to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses. Substantially all of the Company's alarm monitoring agreements, and other agreements pursuant to which it sells its products and services, contain provisions limiting liability to subscribers in an attempt to reduce this risk.

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

Year 2000 Issue

         The Company is reviewing its computer and signal processing to identify and correct any components that could be affected by the change of the date to January 1, 2000 (the "Y2K Issue"). Results of the review thus far indicate that key infrastructure components including processing systems, application software and telecommunications systems are unaffected by the Y2K Issue. The Company will continue its review until January 1, 2000, particularly with respect to acquisitions of security businesses that include additional computer systems and equipment. In addition, changes in the state of compliance or preparedness within companies that provide services or equipment to the Company will require the Company to continue its evaluation. Based on its ongoing review, Management believes the Y2K Issue does not pose material operational problems and the costs associated with the assessment of risk and the execution of corrective action will not be material.

Employees

         At December 31, 1997, the Company employed 3,136 individuals on a full-time basis. Currently, none of the Company's employees is represented by a labor union or covered by a collective bargaining agreement.

ITEM 2.           FACILITIES

         The Company maintains its executive offices at 6011 Bristol Parkway, Culver City, California, and its main financial and administrative offices in Irving, Texas. The Company leases its service centers in Orlando, Florida, Portland, Oregon, and Addison and Irving, Texas and owns its service center in Wichita, Kansas. The service centers in aggregate comprise 188,600 square feet. The Company also currently leases 64 facilities in 31 states that serve as branch offices.

ITEM 3.           LEGAL PROCEEDINGS

         On January 8, 1997, Innovative Business Systems, Ltd. ("IBS") filed suit against Western Resources, Westinghouse Electric Corporation ("WEC"), Westinghouse Security Systems, Inc. ("WSS") and WestSec in Dallas County, Texas district court (Cause No. 97-00184) alleging, among other things, breach of contract against WEC and interference with contract against Western Resources and WestSec in connection with the sale by WEC of the assets of WSS to Western Resources and WestSec. IBS claims that WEC improperly transferred software owned by IBS to Western Resources and WestSec and that Western Resources and WestSec are not entitled to its use. Western Resources and WestSec have demanded that WEC defend and indemnify them. WEC, Western Resources and WestSec have denied IBS' allegations and are vigorously defending against them. Management does not believe the ultimate disposition of the matter will have a material adverse effect upon the Company's overall financial condition or results of operations.

         The Company is a party to claims and matters of litigation incidental to the normal course of its business. The ultimate outcome of these matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of these matters will not have a material adverse effect on the Company's combined financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     On November 24, 1997, Protection One held a special meeting of stockholders to vote upon a proposal to increase the authorized shares of Common Stock from 40,000,000 shares to 150,000,000 shares and to approve the issuance to Western Resources of 68,673,402 shares of Common Stock in connection with the Contribution (the "Stock Acquisition Proposal"). In addition, stockholders were asked to approve the 1997 Long-Term Incentive Plan as a replacement for Protection One's 1994 stock option plan. Out of a total of 14,493,722 shares of Common Stock outstanding and entitled to vote, 9,807,358 shares were present in person or by proxy, representing approximately 68% of the total. On the Stock Acquisition Proposal, the results were as follows:

For                                         9,807,358
Against                                            --
Abstain                                            --

     On the proposal to replace the 1994 stock option plan with the 1997 Long-Term Incentive Plan, the results were as follows:

For                                         8,904,764
Against                                       886,094
Abstain                                        16,500

     There were no broker non-votes for the matters voted on by the stockholders at the special meeting.

                                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market for the Common Stock for the fiscal periods indicated:

                                                            High               Low
Fiscal Year Ended December 31, 1996
         First Quarter...............................     $14 3/4          $  9
         Second Quarter..............................       17 7/8           13 1/4
         Third Quarter...............................       16 7/8           11 3/4
         Fourth Quarter..............................       15                 8 3/4
Fiscal Year Ended December 31, 1997
         First Quarter...............................     $11 1/8          $  7 3/8
         Second Quarter..............................       14 1/8             9 1/4
         Third Quarter...............................       21 3/4           13 3/8
         Fourth Quarter..............................       20 1/8           10 3/4


         As of March 24, 1998, there were 83 holders of record of the Common Stock. The Company believes there are in excess of 400 beneficial owners of the Common Stock.

         Other than the cash distribution paid to holders of record of Common Stock as of November 24, 1997, holders of outstanding options to purchase Common Stock and holders of certain warrants exercisable for Common Stock, all in connection with the Contribution by Western Resources, POI has never paid any cash dividends on the Common Stock and does not intend to pay any cash dividends in the foreseeable future. The Company intends to retain its cash flows for the operation and expansion of its business. The indenture (the "Discount Note Indenture") pursuant to which Monitoring's 135/8% Senior Subordinated Discount Notes due 2005 (the "Discount Notes") were issued and the indenture (the "Convertible Note Indenture") pursuant to which Monitoring's 6 3/4% Convertible Notes due 2003 were issued restrict POI's ability to declare or pay any dividend on, or make any other distribution in respect of, POI's capital stock.

         The Discount Note Indenture contains restrictions on dividends paid by Monitoring that are similar to the restrictions summarized above. During fiscal 1995, Monitoring paid dividends to POI of approximately $0.2 million. No dividends were paid by Monitoring to POI in fiscal 1996 or fiscal 1997.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto of the Company and the financial statements and the related notes thereto of Westinghouse Security, included elsewhere in this report. All amounts are in thousands, except per share and subscriber data, unless otherwise noted.


                                     The Company (a)                  Westinghouse Security (Predecessor)(b)

                                 Year Ended  December  31,    53  Weeks  Ended  52 Weeks Ended 52 Weeks Ended 52 Weeks Ended
                                                               December 30,     December 20,   December 20,   December 16,
                                    1997         1996             1996              1995            1994          1993
                                  --------     --------         --------          --------        --------       ------

Statement of operations data:
  Revenues                      $  144,773   $    8,097         $110,881        $  88,710      $  67,253       $  47,985
  Cost of revenues                  35,669        3,348           25,960           17,280         15,224          11,615

  Gross profit                     109,104       4 ,749           84,921           71,430         52,029          36,370
  Selling, general and
    administrative expenses         77,203        5,091           60,166           50,919         27,448          30,674
  Acquisition and transition
    expense                          1,308         -                 101              101           -               -
  Amortization of intangibles and
    depreciation expense            39,822          609           21,613           17,804         13,959          13,009
  Nonrecurring charges              40,144         -                -                -              -               -

  Operating income (loss)          (49,373)        (951)           3,041            2,606         10,622          (7,313)
  Interest expense, net             32,900           15           10,879           12,159         13,467           7,511

  Loss before income taxes         (82,273)        (966)          (7,838)          (9,553)        (2,845)        (14,824)
  Income tax benefit                32,970          310            2,978            3,630          1,081           5,633

       Net loss                 $  (49,303)  $     (656)        $ (4,860)       $  (5,923)     $  (1,764)      $  (9,191)
                                ============  ===========      ==========       ==========     ==========      ==========

       Net loss per share       $    (0.70)  $    (0.01)              (b)              (b)            (b)             (b)


Consolidated balance sheet data:

  Working capital (deficit)     $    11,925  $  (19,447)        $(19,515)       $ (13,035)     $ (11,551)      $  (2,550)
  Subscriber accounts, net          538,318     265,530          157,969          138,620        114,236          94,148
  Goodwill and trademarks           682,180     218,991           11,102           11,397         11,691            -
  Total assets                    1,446,644     506,647          187,456          170,907        145,062         109,593
  Long-term debt, including
    capital leases                  337,763      60,505           47,931           52,511         58,475          35,883
  Total stockholders' equity    $   933,975  $  410,430        $ 106,140        $  89,120        $  60,108     $  55,803

Other operating data:
  MRR (c)                       $     19,137  $    8,974    $    7,870      $    6,437       $    5,231      $    4,288
  Number of subscribers net, at
    end of period                    756,818     424,100       313,784         265,839          214,785         224,960
  EBITDA (d)                    $     30,593  $     (342)   $   24,654       $  20,410        $  24,581       $   5,696
  Adjusted EBITDA (d)           $     50,462  $      (22)   $   37,327       $  31,918        $  27,559       $   4,228



(a) Prior to November 24, 1997, Protection One was a standalone security business. On November 24, 1997, pursuant to a Contribution Agreement dated July
30, 1997, between Protection One and Western Resources,  Protection One acquired
WestSec and Westar  (together  the  "Western  Resources  Security  Business"  or
"WRSB") and Centennial Security Holdings, Inc. ("Centennial"). As a result of the transaction Western Resources owns approximately 82% of Protection One at December 31, 1997.

The transaction has been accounted for as a reverse purchase acquisition which treats WRSB as the accounting acquiror. Accordingly, the results of operation of Protection One and Centennial have been included in the consolidated financial data only since November 24, 1997.

The 1996 historical financial data of Protection One are those of the accounting acquiror, WRSB.

(a) (cont.)The operating results of WRSB for the year ended December 31, 1995, can be considered nominal in relation to the accompanying consolidated statements of operations. The 1995 results are comprised of only two months of start-up activity.
Summarized operating results are as follows:

         Revenue                                 $344
         Gross Profit                             189
         Net Income                                18

(b) On December 30, 1996, WRI, through its indirect wholly owned subsidiary, WestSec, purchased the assets and assumed certain liabilities comprising the security business of Westinghouse Security Systems ("WSS") from Westinghouse Electric Corporation ("WEC"). WSS is deemed to be a predecessor of Protection One.

Selected financial data for 1993 through 1996 were derived from the financial statements of WSS for those years. Per share data is omitted because WSS was wholly owned by WEC.

(c) MRR is monthly recurring revenue (excluding patrol services) that the Company is entitled to receive under contracts in effect at the end of the period. MRR is a term commonly used in the security alarm business, but not as a measure of profitability or performance, and does not allow for future attrition or allowance for doubtful accounts. The Company does not have sufficient information as to the attrition of acquired subscriber accounts to predict the amount of acquired MRR that will be realized in future periods or the impact of the attrition of acquired accounts on the Company's overall rate of attrition.

(d) EBITDA is derived by adding to loss before income taxes, the sum of (i) interest expense, net, (ii) nonrecurring charges, and (iii) amortization of intangibles and depreciation expense. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income and is indicative neither of the Company's operating performance nor of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows and net losses.

Adjusted EBITDA is derived by adding to EBITDA selling and marketing expenses, net of revenues, arising from installation activities during the period. Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income and is indicative neither of the Company's operating performance nor of cash flows available to fund the Company's cash needs. The Company presents Adjusted EBITDA as a measure which the Company believes provides a more appropriate comparison to EBITDA presented by companies that grow through a dealer program or acquisitions.
         The following table provides a calculation of EBITDA and Adjusted EBITDA for each of the periods presented above:


                                       The Company                      Westinghouse Security (Predecessor)
                                 Year Ended  December  31,  53  Weeks  Ended  52 Weeks Ended   52 Weeks Ended   52 Weeks Ended
                                                               December 30,    December 20,    December 20,     December 16,
                                   1997         1996             1996             1995             1994             1993
                                 --------     --------         --------         --------         --------          ------
Loss before income taxes        $(82,273)     $  (966)       $   (7,838)       $   (9,553)     $   (2,845)       $ (14,824)
Plus:
  Interest expense, net           32,900           15            10,879            12,159          13,467            7,511
  Nonrecurring charges            40,144         -                 -                 -               -                -
  Amortization of intangibles and
    depreciation expense          39,822          609            21,613            17,804          13,959           13,009
                              ----------    ---------        ----------        ----------      ----------       ----------
EBITDA                            30,593         (342)           24,654            20,410          24,581            5,696
Plus:
  Selling and marketing expenses
    related to installations      34,998        2,156            29,074            24,633           9,493              324
  Less:                          (15,129)      (1,836)          (16,401)          (13,125)         (6,515)          (1,792)
                              ----------    ---------        ----------       -----------     -----------       -----------
 Installation revenues
 Adjusted EBITDA               $  50,462    $     (22)       $  37,327        $    31,918       $  27,559       $    4,228
                              ==========    =========         =========         =========      ==========       ==========

                                                       20

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except where the context indicates otherwise, the information contained in this Item 7 is based on the Company's business, operations and financial condition as of and for the year ended December 31, 1997.
Note that all numbers presented are in thousands unless otherwise indicated.

Background

         The Company is principally engaged in the business of monitoring and servicing security systems.


         On November 24, 1997, pursuant to a Contribution Agreement dated July 30, 1997, between Protection One and Western Resources (as amended, the "Contribution Agreement"), Protection One acquired all of the outstanding stock of WestSec and Westar which represented the security alarm monitoring business of Western Resources (such business the "Western Resources Security Business" or "WRSB"), and certain cash and securities. Under the terms of the Contribution Agreement, Western Resources was issued an aggregate of 68,673,402 shares of Common Stock of Protection One, which represented approximately 82.4% of the shares of Common Stock outstanding immediately after such issuance. Accordingly, although Protection One is the legal parent of WRSB, the transaction was accounted for as a recapitalization of WRSB and a purchase by WRSB of Protection One (a reverse acquisition in which WRSB is considered the acquiror for accounting purposes). The Company recorded approximately $464 million of goodwill related to this transaction. The financial statements of the Company for the periods prior to November 24, 1997, are those of WRSB and its predecessor entity, Westinghouse Security Systems ("WSS"). The assets and liabilities of Protection One are recorded at their estimated fair values and the accounts of Protection One are included in the consolidated financial statements from the date of acquisition.

         On December 30, 1996, WestSec purchased 310,000 subscribers and assets, and assumed certain liabilities and obligations, of WSS from Westinghouse Electric Corporation ("WEC") for $358 million in cash, subject to adjustments. WRSB initially recorded approximately $275 million of goodwill as a result of this transaction. Westar, formed in 1995, acquired six security businesses and/or portfolios of subscriber accounts from November 1995, through September 1996. In aggregate, such acquisitions represented approximately 100,000 subscribers, and a purchase price of $25 million paid in cash and Western Resources stock. Goodwill recorded by WRSB related to these acquisitions totaled approximately $23 million.

Overview

         A majority of the Company's revenues are derived from recurring payments for the monitoring and servicing of security systems and additional security services, pursuant to contracts with an initial noncancellable term. Service revenues are derived from payments under extended service contracts and for service calls performed on a time and materials basis. The remainder of the Company's revenues are derived primarily from revenues from the sale and installation by Company personnel of security systems, add-ons and upgrades. Payment for monitoring services is typically required in advance. Monitoring and service revenues are recognized as the service is provided. Installation, add-on and upgrade revenue is recognized in the period of installation.

         Alarm monitoring services generate a significantly higher gross margin than do the other services provided by the Company. In fact, the cost of providing patrol and alarm response services exceeds revenues generated by such services, and although sales and installation services contribute to the Company's gross profits, the total expenses associated with alarm system installations also exceed the revenues generated by such services. The Company's strategy, however, is to provide patrol and alarm response services and to invest in system sales and installation because the Company believes that such services and products contribute to the generation and retention of alarm monitoring subscribers. The Company expects that system sales and installation activity will decline in 1998, as a result of converting substantially all of WRSB's internal sale force to participants in the Dealer Program..

         Accounting Differences for New Installations and Account Purchases. In the past, Protection One, which sold systems outright, and WRSB, which has primarily leased systems, have accounted for expenses associated with alarm system installations differently. Protection One's direct installation costs, which include materials, labor and installation overhead, and related selling and marketing costs were expensed in the period incurred. WRSB's direct installation costs were capitalized while selling and marketing costs and indirect overhead were expensed in the period incurred. Such capitalized costs were amortized over the average estimated subscriber life of ten years. Subsequent to November 24, 1997, Protection One has adopted WRSB's policy with respect to installation. Due to the Company's strategy to rely primarily on the Dealer Program and acquisitions to meet its growth objectives, the Company anticipates a substantial reduction in installation activities in 1998.

         A difference between accounting treatment of the purchase of subscriber accounts and the accounting treatment of the generation of subscriber accounts through direct sales by the Company's sales force impacts the Company's results of operations. All direct external costs associated with purchases of subscriber accounts (either through the Dealer Program or through acquisitions of subscriber account portfolios) are capitalized and amortized over ten years on a straight-line basis. Company personnel and related support and duplicate costs incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred. Other acquisition transition costs that reflect the Company's estimate of costs associated with incorporating the purchased subscriber accounts into its operations, including costs incurred by the Company in fulfilling the seller's pre-acquisition warranty repair service and other obligations to the acquired subscribers are also capitalized and amortized over a ten year period as described above. Direct costs related to alarm system installations are capitalized and amortized over a ten year period. Indirect costs related to alarm system installations are expensed in the period incurred.

         Subscriber Attrition. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization of intangibles expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts. Gross subscriber attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to the number of subscribers who disconnect service during such period and the denominator of which is the average of the number of subscribers at each month-end during such period. Net MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is an amount equal to gross MRR lost as the result of canceled subscriber accounts or services during such period, net of (i) MRR generated during such period by the sale of additional services and increases in rates to existing subscribers, (ii) MRR generated during such period from the connection of subscribers who move into premises previously occupied by subscribers and in which existing systems are installed and from conversion of accounts that were previously monitored by other companies to the Company's monitoring service (i.e., "reconnects" and "conversions"); and (iii) MRR attributable to canceled accounts that, by virtue of a purchase holdback, are "put" back to the seller of such accounts during such period (i.e., "guaranteed accounts"); and the denominator of which is the average month-end MRR in effect during such period. While the Company reduces the gross MRR lost during a period by the amount of guaranteed accounts provided for in purchase agreements with sellers, in some cases the Company may not collect all or any of the reimbursement due it from the seller. During 1997, the Company experienced gross subscriber attrition of 15.4% and net MRR attrition of 13.0%. As the Company has no economic investment in wholesale accounts, these accounts are excluded from the calculation.

         Management has established target ranges for gross subscriber attrition and net MRR attrition of 16%- 18% and 7%-9%, respectively. Fluctuations in gross subscriber attrition reflect changes in levels of acquisition activity, the rate at which subscribers move, the number of subscribers that the Company disconnects for non-payment and customer satisfaction with Protection One's customer service and field repair functions. Changes in net MRR attrition are caused by the factors impacting gross subscriber attrition, as well as by changes in Protection One's ability to generate reconnects and conversions, to create MRR through the sale of additional services and price increases and to obtain purchase holdbacks covering the loss of acquired subscribers.

         Because the Company determines payments to sellers under purchase price holdbacks subsequent to the periods to which such holdbacks apply, and because holdbacks are not allocated to specific guaranteed accounts or specific fiscal periods, the Company reduces gross MRR lost during a period by the amount of guaranteed accounts provided for in purchase agreements with sellers. However, in some cases, the Company has not retained the full amount of such holdback to which the Company is contractually entitled. If guaranteed accounts for which the Company was not compensated by the seller were taken into account in calculating net MRR attrition, net MRR attrition would have been higher in each period presented above.

         MRR represents the monthly recurring revenue Protection One is entitled to receive under subscriber contracts in effect at the end of the period. Included in MRR and the number of subscribers are amounts associated with subscribers with past due balances. It is the policy and practice of Protection One that every effort be made to preserve the revenue stream associated with these contractual obligations. To this end, Protection One actively works to both collect amounts owed and to retain the subscriber. In certain instances, this collection and evaluation period may exceed six months in length. When, in the judgment of Protection One's collection personnel, all reasonable efforts have been made to collect balances due, subscribers are disconnected from Protection One's service centers and are included in the calculation of gross subscriber and net MRR attrition.

         Generally,   net  MRR  attrition  is  less  than  actual  "net  account attrition," which the Company defines as canceled subscriber accounts net of reconnects, conversions and guaranteed accounts. Estimated net account attrition is the basis upon which the Company determines the period over which it amortizes its investment in subscriber accounts. The Company amortizes such investment over ten years based on current estimates. If actual subscriber account attrition were to exceed such estimated attrition, the Company could be required to amortize its investment in subscriber accounts over a shorter period, thus increasing amortization expense in the period in which such adjustment is made and future periods. Since the majority of the subscriber accounts acquired by the Company since its formation were purchased recently, there can be no assurance that the actual attrition rates for such accounts will not be greater than the rate assumed by the Company. See-"Results of Operations
- 1997 Compared to Fiscal 1996 - Amortization of intangibles and depreciation expense" below.

         The table below sets forth the change in the Company's subscriber base over fiscal years 1995-1997.

         The changes for 1995 and 1996 are changes for WSS as predecessor of WestSec. The results for WSS and WRSB are combined in the 1996 column. The changes for 1997 reflect changes for WRSB through November 24, 1997, and the Company for the remainder of 1997. All residential, commercial, and wholesale accounts are reflected in the numbers:



                                                   Year Ended December 31,

                             1997                   1996                  1995
Beginning of period        424,100                 265,839               214,785
Internal installations      61,765                  75,232                69,866
Account acquisitions        25,072                   9,129                10,264
WRSB                          -                    110,316                  -
Protection
  One/Centennial           303,783                    -                     -
Account attrition          (57,902)               (36,416)              (29,076)
                          --------               --------               -------
End of period              756,818                424,100               265,839
                          ========               ========               =======

Results of Operations

         The following table sets forth certain operating data as dollar amounts and as a percentage of total revenues for the periods indicated. The amounts and percentages for 1997 represent WRSB operations through November 24, 1997 and the operations of the Company from November 24, 1997 through December 31, 1997. Amounts and percentages are presented for WRSB's operations in 1996. Amounts and percentages are also presented for 1995 and 1996 related to WSS, as predecessor of Protection One.


                                                 Fiscal Year                              Fiscal Year

                                                                                     1996                 1995
                                         1997                   1996             Westinghouse         Westinghouse
                                      The Company           The Company          (Predecessor)        (Predecessor)

Revenues:
  Monitoring and related services  $126,630      87.5%    $6,382       78.8%  $  93,765     84.6%    $74,911      84.4%
  Other                              18,143      12.5      1,715       21.2      17,116     15.4      13,799      15.6

      Total revenues               $144,773     100.0%    $8,097      100.0%   $110,881    100.0%    $88,710     100.0%
Cost of revenues:
  Monitoring and related services  $ 32,656      22.5%    $1,761       21.7%  $  24,987     22.5%    $16,843      19.0%
  Other                               3,013       2.1      1,587       19.6         973      0.9         437       0.5

      Total cost of revenues         35,669      24.6      3,348       41.3      25,960     23.4      17,280      19.5
      Gross profit                  109,104      75.4      4,749       58.7      84,921     76.6      71,430      80.5
  Selling, general and administrative
      expenses                       77,203      53.3      5,091       62.9      60,166     54.3      50,919      57.4

  Acquisition and transition expense  1,308       0.9       -            -          101      0.1         101       0.1
  Amortization of intangibles and
      depreciation expense           39,822      27.5        609        7.5      21,613     19.5      17,804      20.1
  Nonrecurring charges               40,144      27.8       -            -         -          -         -           -

      Operating income (loss)      $(49,373)    (34.1)%  $  (951)     (11.7)% $   3,041      2.7%    $ 2,606       2.9%
                                   ========     =====     =======     =====    =========    =====    =========    ====

1997 Compared to 1996

         Revenues for 1997 were $144.8 million with $131.3 million related to the WRSB entities, $2.7 million related to Centennial, and $10.8 million related to Protection One. WRSB's revenues for 1996 were $8.1 million and WSS revenues for 1996 were $110.9 million for a total of $119.0 million. Monitoring and related services revenues for the WRSB entities increased by $14.0 million, or 14.0%, substantially all of which resulted from average account base growth. Other revenues related to the WRSB entities decreased by $1.7 million, or 9.0%. The decrease is related primarily to a reduction of 25% in total internally placed accounts added, offset partially by an increase in average placement revenue per account of 14%. The significant decrease in internally placed accounts added is due to a sales force transition related to the transactions involving WSS and WRSB and WRSB and Protection One.

         Cost of revenues for 1997 was $35.7 million with $31.4 million related to the WRSB entities, $1.0 million related to Centennial, and $3.3 million related to Protection One. Cost of revenues for 1996 was $3.3 million for WRSB and $26.0 million for WSS for a total of $29.3 million. Monitoring and related services expenses for the WRSB entities increased by $2.2 million, or 8.2%, primarily due to the additional personnel required to provide service to the larger account base.

         Gross profit for 1997 was $109.1 million with $99.9 million related to the WRSB entities, $1.6 million related to Centennial, and $7.5 million related to Protection One. Gross profit for 1996 was $4.7 million for WRSB and $84.9 million for WSS for a total of $89.6 million. Gross profit for the WRSB increased $10.3 million, or 11.5%, reflecting the growth in the average account base.

         Selling, general and administrative expense ("SG&A") for 1997 was $77.2 million with $74.1 million related to the WRSB entities, $0.8 million related to Centennial, and $2.3 million related to Protection One. SG&A for 1996 was $5.1 million for WRSB and $60.2 million for WSS for a total of $65.3 million. SG&A increased $8.8 million, or 13.5%, for the WRSB entities primarily because of the new advertising efforts required to establish market awareness of the "Westar Security Services" business name in support of placement activities.

         Amortization of intangibles and depreciation expenses for 1997 were $39.8 million with $35.5 million related to the WRSB entities, $0.6 million related to Centennial, and $3.7 million related to Protection One. Amortization and depreciation expenses for 1996 were $0.6 million for WRSB and $21.6 million for WSS for a total of $22.2 million. Depreciation and amortization increased $13.3 million, or 59.9% for the WRSB entities. The increase is due to the amortization of the $196 million of goodwill arising from WestSec's acquisition of the WSS business from WEC. The goodwill is being amortized over a 40 year life. Related to the acquisition of WSS by WRSB on December 30, 1996, the subscriber accounts purchased were written up to fair market value. These amounts are being amortized over 10 years and have consequently increased amortization expense in 1997 compared to 1996.

         The non-recurring charges were taken in connection with the November 24, 1997, acquisition transaction. The Company incurred nonrecurring charges of $40.1 million, in order to reflect business activities of the accounting acquiror, WRSB, that are no longer of continuing value to the combined entity and that will be phased out in conjunction with the merger. These charges have been separately identified as a component of operating income in the accompanying statements of operations.

         Generally, management intends to bring all security operations under the Protection One brand and to eliminate redundant facilities, systems and activities in specific locations where such exist. Additionally, costs will be incurred to transition individual customer accounts from the former service providers with respect to operations, billing and network systems and to close down these operations. Management intends to complete these exit activities by the fourth quarter of 1998.

         Charges for the year ended December 31, 1997, are as follows:

Inventory and other asset losses                                        $17,697
Customer account transition                                              12,337
Disposition of excess fixed assets                                        4,128
Closure of duplicate facilities                                           1,991
Severance compensation and benefits                                       1,865
Other                                                                     2,126
                                                                      ---------
                                                                        $40,144

1996 Compared to 1995 - Westinghouse Security (Predecessor to WestSec)

         WSS revenues for 1996 increased by $22.2 million, or 25.0%, to $110.9 million from $88.7 million for 1995. Monitoring and related services revenues increased by $18.9 million, or 25.2%, substantially all of which resulted from the addition of approximately 75,000 subscribers from internal sales and
installations  of  subscriber   accounts  and  approximately  7,000  subscribers
purchased from dealers. Other revenues increased by 24.0% to $17.1 million in 1996 from $13.8 million in 1995. The increase in other revenues reflects an increase in installation revenues as a result of additional installed accounts and the sale of equipment upgrades.

         Costs of revenues for 1996 increased by $8.7 million, or 50.3%, to $26.0 million. Costs and expenses as a percentage of total revenues increased to 23.4% during 1996 from 19.5% during 1995. Monitoring and related services expenses increased by $8.1 million, or 48.4% from 1995 to 1996, primarily due to increased activity at WSS' central monitoring station and an expansion in service activities in the field branches. Monitoring and related services expenses as a percentage of monitoring and related services revenues increased to 26.6% in 1996 from 22.5% during 1995. Such increase reflects a high level of staffing at WSS' central monitoring station.

         Gross profit for 1996 was $84.9 million, which represents an increase of $13.5 million, or 18.9%, over the $71.4 million of gross profit recognized in 1995. Such increase was due primarily to an increase in monitoring activities, which reflected the increase in WSS' subscriber base from approximately 265,000 at December 20, 1995 to 314,000 at December 30, 1996.

         Selling, general and administrative expenses ("SG&A") rose to $60.3 million in 1996, an increase of $9.2 million, or 18.1%, over such expenses in 1995, but declined as a percentage of total revenues from 57.5% in 1995 to 54.4% in 1996. The increase in general and administrative expenses was caused by increases in corporate and branch overhead expenses associated with a larger customer base and higher numbers of installations. Advertising and marketing expenses comprised approximately 2% of revenues in both 1995 and 1996.

         Amortization of intangibles and depreciation expense for 1996 increased by $3.8 million, or 21.4%, to $21.6 million. This increase was partially due to the 75,000 new internally placed accounts and 7,000 dealer program accounts purchased during 1996. WSS amortized subscriber accounts over 10 years.

         Operating income for 1996 was $3.0 million, compared to operating income of $2.6 million in fiscal 1995. Operating income as a percentage of revenue was 2.7% in 1996 compared to 2.9% in 1995.

         The effective income tax benefit for 1996, 1995, and 1994 has been estimated at 38%. The historical net operating income or losses prior to the WestSec purchase were included in WEC's consolidated federal income tax return.

Capital Resources and Liquidity

         In general, the Company has financed its operations and growth primarily from operating cash flows, supplemented by advances from its parent, Western Resources.

         Recent Developments. On November 24, 1997, pursuant to the Contribution Agreement, Protection One received $367.4 million of cash and securities from Western Resources, and made the following disbursements, either concurrently with or within several days of the closing of the Western Resources transaction:
(i) $114.1 million to make a cash distribution to holders of record of Common Stock as of November 24, 1997, holders of outstanding options to purchase Common Stock and holders of certain warrants exercisable for Common Stock; (ii) $94.4 million to pay the cash purchase price of Centennial; and (iii) $61.6 million to repay borrowings under its revolving credit facility. The remaining $97.3 million included $14.8 million of marketable securities, which amount included common and preferred shares in Guardian International, Inc., and $82.5 million of cash.

         The amounts contributed by Western Resources have substantially enhanced the Company's liquidity. In addition, the Company believes the issuance of 68.7 million shares of Common Stock to Western Resources has improved its access to the public equity markets. The Company intends to use cash flow provided by operations, cash on hand, funding by Western Resources, and capital raised in debt and equity offerings, as needed, to fund its ongoing operations and growth activities. The Company believes that cash required to fund its growth activities will continue to exceed cash flow provided by operations for the foreseeable future.

         Subsequent to the end of fiscal year 1997, on February 4, 1998, Protection One announced its decision to exercise its option to purchase Network Multi-Family Security Corporation ("Network"), the leading provider of security alarm monitoring to multi-family dwellings with approximately 200,000 subscribers. Pursuant to the terms of the option, Protection One will give Western Resources cash consideration of approximately $180 million.

         On March 2, 1998, Protection One completed the acquisition of 147,000 subscribers and related assets of Multimedia Security Services, Inc. ("Multimedia") for a purchase price of approximately $233 million. The Multimedia purchase added to the Company's market positions in California, Florida and Texas and added substantial numbers of subscribers in Kansas and Oklahoma. In addition, Protection One will maintain Multimedia's monitoring and customer service center in Wichita, Kansas.

         On March 17, 1998, Protection One completed the acquisition of Comsec Narragansett Security, Inc. ("Comsec") for a cash purchase price of approximately $45 million and the assumption of $15 million of debt. Comsec's 30,000 subscribers are located primarily in Connecticut, Maine, Massachusetts and New Hampshire.

         Material Commitments. The Company has several long-term commitments. The 6 3/4% Convertible Senior Subordinated Notes (the "Convertible Notes"), which total $103.5 million in aggregate principal amount, mature on September 15, 2003, and the Company must make a payment of $166.0 million on September 30, 2005 at the maturity of the 135/8% Senior Subordinated Discount Notes (the "Discount Notes"). Cash interest payable on the Convertible Notes and Discount Notes will total $18.3 million in 1998 and $29.6 million thereafter until maturity. (See Note 6 of Protection One, Inc. Notes to Consolidated Financial Statements, for further information regarding the Convertible Notes and Discount Notes.) In addition, Protection One has assumed, as part of the Western Resources transaction, approximately $60 million of the WestSec indebtedness from agreements entered into by WSS, of which approximately $26 million is payable in 1998 and $34 million in 1999. Under the agreements, Protection One monitors and services subscriber accounts for which certain rights were transferred to a third party. Protection One is required to purchase the rights in the contracts as the underlying third party notes mature.

         On March 2, 1998, the Company entered into a promissory note with Westar Capital, Inc., a subsidiary of Western Resources. The 6 11/16% promissory note has a principal amount of $274 million and is due on June 1, 1998. Prior to the maturity of the promissory note, the Company anticipates entering into a longer term financing arrangement with Westar Capital, Inc.

         Fiscal 1997 results. For fiscal 1997, the Company's net cash flows used in operating activities was $4.9 million, compared to $0.1 million used by WRSB and $23.7 million provided by WSS for 1996. This shift from a net cash inflow in 1996 to a net cash outflow in 1997 is primarily due to the timing of tax payments.

         Net cash flows used in investing activities of the Company in 1997 were $156.7 million, compared to $369.5 million used by WRSB and $40.5 million used by WSS in 1996. The Company paid $107.7 million in special distributions to equityholders related to the Contribution. WRSB paid WEC $357.3 million in cash in 1996 to purchase WSS. The remaining cash used for account acquisitions and placements for WRSB in 1996 was $11.3 million and $39.2 million for WSS. This total is comparable to the $46.5 million spent by the Company in 1997 for account acquisitions and placements.

         The Company generated $237.0 million of net cash through financing activities in 1997. The Company received $300.7 million in funding from Western Resources in 1997, approximately $258.0 million of which was related to the Contribution Agreement . All of the borrowings ($61.6 million) under the Company's Revolving Credit Facility were paid off with proceeds received under the Contribution Agreement. In 1996, WRSB generated $369.7 million through financing activities while WSS generated $16.7 million. Substantially all of WRSB's financing came from Western Resources in 1996. WSS received $21.9 in proceeds from WEC in 1996. WSS also made payments of $5.1 million related to repayments of amounts owed under the agreements discussed in Footnote 6 of Notes to Consolidated Financial Statements.

         The indentures governing the Discount Notes and Convertible Notes contain certain restrictions on the transfer of Company funds, including dividends, loans and advances made by the Company. The Company believes such restrictions have not had and will not have a significant impact on the Company's ability to meet its cash obligations.

         Capital Expenditures. The Company anticipates making capital expenditures in fiscal 1998 of approximately $15 million, including $5 million to upgrade branch operations, $5 million for integration activities, and $5 million for service center improvements and other capital items.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements and supplementary data, together with the report of Arthur Andersen LLP, independent accountants, are included elsewhere herein. See "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         Information relating to the Company's directors and nominees for directors is set forth under the heading "Election of Directors" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held April 23, 1998, which will be filed with the Securities and Exchange Commission on or about April 2, 1998, and which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information relating to the Company's executive officers and executive compensation is set forth under the heading "Executive Officers; Executive Compensation and Related Information" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held April 23, 1998, which will be filed with the Securities and Exchange Commission on or about April 2, 1998, and which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         Information relating to the security ownership of certain beneficial owners and management is set forth under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held April 23, 1998, which will be filed with the Securities and Exchange Commission on or about April 2, 1998, and which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions concerning directors and executive officers is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held April 23, 1998, which will be filed with the Securities and Exchange Commission on or about April 2, 1998, and which is incorporated herein by reference.

                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

         (a) The following documents are filed as a part of this report:

              1. The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements.
              2.  The following Exhibits:

Exhibit
Number                                               Exhibit Description
2.1               Contribution Agreement dated as of July 30, 1997 (the "Contribution Agreement"), between
                  Western Resources and POI (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by POI1 and Monitoring2 dated July 30, 1997 (the "July 1997 Form 8-
                  K")).

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

2.6               Stock Subscription Agreement dated as of October 4, 1997, between Guardian International,
                  Inc. ("Guardian") and Westar Capital (incorporated by reference to Exhibit 2.6 to the
                  November 1997 Form 8-K).

3.1               Fifth Amended and Restated Certificate of Incorporation of POI, as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1997 (the "Fiscal 1997 Form 10-K")).

3.2 By-laws of POI (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1996).

--------
1 The Commission File Number of POI is 0-24780.
2 The Commission File Number of Protection One Alarm Monitoring is 33-73002-01.






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

4.1               Indenture dated as of May 17, 1995, among Monitoring, as Issuer, POI, inter alia, as
                  Guarantor, and The First National Bank of Boston ("FNBB"), as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 33-
                  94684) originally filed by POI and, inter alia, Monitoring on July 18, 1995 (the "1995 Form
                  S-4")).

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

4.4               Subordinated Debt Shelf Indenture dated as of August 29, 1996, among Monitoring as Issuer,
                  POI as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the
                  August 1996 Form S-3).

4.5               Supplemental Indenture No. 1 dated as of September 20, 1996, among Monitoring as Issuer,
                  POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by POI and Monitoring and dated September 20,
                  1996 (the "September 1996 Form 8-K")).

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

4.10 Third Amendment to Amended and Restated Credit Agreement dated as of September 30, 1997, among Monitoring, Heller Financial as Agent and the Lenders (incorporated by reference to Exhibit 4.10 to the Fiscal 1997 Form 10-K.)

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

4.13              Amended and Restated Stock Pledge Agreement dated as of June 7, 1996, between POI and
                  Heller Financial as Agent (incorporated by reference to Exhibit 4.11 to the Fiscal 1996 Form
                  10-K).

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

10.24             Promissory Note dated as of March 2, 1998 between Westar Capital, Inc, and Protection One
                  (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by POI and Monitoring dated March 17, 1998.)

16.1              Letter from Coopers & Lybrand to the Securities and Exchange Commission re: Change in
                  Certifying Accountant (incorporated by reference to Exhibit 16 to Amendment No. 1 to the
                  Current Report on Form 8-K filed by POI and Monitoring dated February 5, 1998.)

21.1              Subsidiaries of POI and Monitoring.

23.1              Consent of Arthur Andersen LLP.

27                Financial Data Schedule.

                  *Each exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

               (b)During the last  quarter of the  fiscal  year  covered by this
                  Report,  POI and  Monitoring  filed three Reports on Form 8-K.
                  Amendment  No.  1 to the  Current  Report  on Form  8-K  dated
                  October 2, 1997  reported  an  amendment  to the  Contribution
                  Agreement  and the Stock  Option  Agreement  filed in the July
                  1997 Form 8-K. A Current  Report on Form 8-K dated November 7,
                  1997  reported  in  response  to Item 5 the  record  date  and special  meeting  of  stockholders  date  in  connection  with transactions  provided for in the  Contribution  Agreement.  A
                  Current Report on Form 8-K dated November 24, 1997 reported in
                  response  to  Item  2  the   execution  of  the   Contribution
                  Agreeement.




                                       PROTECTION ONE, INC. AND SUBSIDIARIES

                                           INDEX TO FINANCIAL STATEMENTS




                                                                                                       Page
PROTECTION ONE, INC. AND SUBSIDIARIES
     Report of Independent Public Accountants...........................................................F-2
     Consolidated Balance Sheets as of December 31, 1997 and 1996.......................................F-3
     Consolidated Statements of Operations for the years ended December 31, 1997 and 1996...............F-4
     Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996...............F-5
     Consolidated Statement of Changes in Stockholders' Equity for the
        years ended December 31, 1997 and 1996..........................................................F-6
     Notes to Consolidated Financial Statements.........................................................F-7

WESTINGHOUSE SECURITY
     Report of Independent Public Accountants...........................................................F-22
     Statements of Operations for the 53-week period ended December 30, 1996, and the 52-week period ended December 20, 1995..................................................F-23
     Statements of Cash Flows for the 53-week period ended December 30, 1996, and the 52-week period ended December 20, 1995..................................................F-24
     Notes to Financial Statements......................................................................F-25

FINANCIAL SCHEDULES
     Protection One, Inc. and Subsidiaries-
        Schedule II - Valuation and Qualifying Accounts.................................................S-1
     Westinghouse Security-
        Schedule II - Valuation and Qualifying Accounts.................................................S-2

                                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Protection One, Inc.:

         We have audited the consolidated financial statements of Protection One, Inc. and subsidiaries listed in the index on page F-1 of this Annual Report on Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protection One, Inc. and subsidiaries as of December 31, 1997 and 1996, and its consolidated results of operations and cash flows for each of the periods presented in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                          ARTHUR ANDERSEN LLP


Dallas, Texas,
January 29, 1998



                                       PROTECTION ONE, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                            (Dollar amounts in thousands, except for per share amounts)

ASSETS                                                                  December 31, 1997       December 31, 1996
                                                                        -----------------------------------------
Current assets:
    Cash and cash equivalents........................................     $     75,556           $        168
    Restricted cash..................................................          -                           94
    Marketable securities............................................            5,701                -
    Receivables, net.................................................           20,302                 12,572
    Inventories......................................................              556                  2,892
    Prepaid expenses.................................................              367                    407
    Deferred tax asset, current......................................           45,078                -
    Other............................................................           28,320                    132
                                                                         -------------           ------------
        Total current assets.........................................          175,880                 16,265

    Property and equipment, net......................................           14,934                  5,446
    Subscriber accounts, net.........................................          538,318                265,530
    Goodwill and trademarks..........................................          682,180                218,991
    Deferred tax asset...............................................           26,158                -
    Other............................................................            9,174                    415
                                                                        --------------           ------------
                                                                            $1,446,644               $506,647
                                                                            ==========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................................   $        6,235          $       1,585
    Accrued liabilities..............................................           83,200                 16,579
    Purchase holdbacks...............................................           11,444                -
    Acquisition transition costs.....................................            7,469                -
    Current portion of long-term debt................................           21,217                  4,548
    Capital leases...................................................              490                -
    Deferred revenue.................................................           33,900                 13,000
                                                                         -------------           ------------
        Total current liabilities....................................          163,955                 35,712

    Long-term debt, net of current portion...........................          337,159                 60,505
    Capital leases, net of current portion...........................              604                -
    Deferred tax liability...........................................           10,325                -
    Other liabilities................................................              626                -
    Commitments and contingencies (Note 11) Stockholders' equity:
       Contributed Capital...........................................          -                      411,068
       Preferred stock, $.10 par value, 5,000,000 shares authorized..          -                      -
       Common Stock, $.01 par value, 150,000,000 shares
          authorized, 83,362,938 shares issued
          and outstanding at December 31, 1997 (Note 1)..............              834                -
    Additional paid-in capital.......................................          983,082                -
    Retained losses..................................................          (49,941)                  (638)
                                                                          ------------         --------------
       Total stockholders' equity....................................          933,975                410,430
                                                                          ------------           ------------
                                                                            $1,446,644            $   506,647
                                                                            ==========            ===========
The   accompanying   notes  are  an  integral   part  of  these consolidated financial statements.



                                          PROTECTION ONE, INC. AND SUBSIDIARIES


                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Note 14)

                               (Dollar amounts in thousands, except for per share amounts)



                                                                               Year Ended             Year Ended
                                                                            December 31, 1997      December 31, 1996
                                                                            ----------------------------------------
Revenues:
     Monitoring and related services                                              $126,630                $6,382
     Installation and other                                                         18,143                 1,715
                                                                                ----------               -------
        Total revenues                                                             144,773                 8,097

Costs and expenses:
     Monitoring and related services                                                32,656                 1,761
     Other                                                                           3,013                 1,587
                                                                               -----------               -------
        Total costs and expenses                                                    35,669                 3,348
                                                                                ----------               -------

        Gross profit                                                               109,104                 4,749

Selling, general and administrative expenses                                        77,203                 5,091
Acquisition and transition expense                                                   1,308                  -
Amortization of intangibles and depreciation
     expense                                                                        39,822                   609
Nonrecurring charges                                                                40,144                  -
                                                                                ----------              --------

        Operating loss                                                             (49,373)                 (951)

Other (income) expenses:
     Interest expense, net                                                          32,900                    15
                                                                                ----------             ---------

        Loss before income taxes                                                   (82,273)                 (966)
                                                                                ----------              --------

Income tax benefit                                                                  32,970                   310
                                                                               -----------              --------

        Net loss                                                                $  (49,303)              $  (656)
                                                                                ===========              ========

Net loss per share                                                              $     (.70)              $  (.01)
                                                                                ============             ========

The   accompanying   notes  are  an  integral   part  of  these consolidated financial statements.



                                          PROTECTION ONE, INC. AND SUBSIDIARIES


                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (Dollar amounts in thousands)




                                                                                 Year Ended             Year Ended
                                                                             December 31, 1997      December 31, 1996
                                                                             ----------------------------------------
Cash flow from operating activities:
    Net loss                                                                     $(49,303)           $      (656)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Amortization of intangibles and depreciation                                39,822                    609
       Accretion of debt premium                                                    1,026                -
       Net deferred taxes                                                          (8,230)               -
       Provision for doubtful accounts                                              3,657                    184
       Non-recurring charges                                                       40,144                -
    Changes in assets and liabilities, net of effects of acquisitions:
           Receivables                                                             (2,467)                (1,424)
           Inventories                                                                940                   (540)
           Prepaid expenses and deposits                                              294                    (32)
           Other current assets                                                   (28,988)                  (200)
           Accounts payable                                                           492                     41
           Accrued liabilities                                                     (2,985)                 1,749
           Deferred revenue                                                           670                    178
                                                                              -----------           ------------
           Net cash used in operating activities                                   (4,928)                   (91)

Cash flows from investing activities:
    Purchases of property and equipment                                            (3,826)                  (977)
    Placement of installed security systems                                       (29,043)                (1,392)
    Cash acquired in acquisition transaction                                        1,374                -
    Distribution to equityholders in acquisition transaction                     (107,695)               -
    WSS acquisition, net of cash received                                         -                     (357,269)
    Account acquisitions, net of cash received                                    (17,494)                (9,898)
                                                                                ---------            -----------
           Net cash used in investing activities                                 (156,684)              (369,536)

Cash flows from financing activities:
    Payments on long-term debt                                                    (63,749)               -
    Proceeds from long-term debt                                                  -                           53
    Funding from Parent                                                           300,749                369,629
                                                                                 --------              ---------
           Net cash provided by financing activities                              237,000                369,682
                                                                                ---------              ---------

Net increase in cash and cash equivalents                                          75,388                     55

Cash and cash equivalents:
    Beginning of period                                                       $       168            $       113
                                                                              ===========            ===========
    End of period                                                               $  75,556            $       168
                                                                                =========            ===========

    Cash paid for interest                                                      $  10,202            $      -
                                                                                =========             ==========
    Cash paid for taxes                                                       $      -               $      -
                                                                              ===========             ==========

Non-cash financing:
    Contribution of net assets from Parent                                       $109,219            $      -
                                                                                 ========              =========

The  accompanying  notes  are an  integral  part  of  these consolidated financial statements.




                                       PROTECTION ONE, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                           (Dollar amounts in thousands)



                                                     Common Stock                          Additional                      Total
                                    Preferred                               Contributed     Paid-In      Accumulated   Stockholders'
                                      Stock       Shares       Amount         Capital       Capital   Earnings (losses)   Equity
          December 31, 1995             -           -          $  -         $    5,373     $   -      $        18        $    5,391

    Net investment and advances
       from WRI                         -           -             -            379,229         -             -              379,229
    Contribution by WRI of Small Subs   -           -             -             26,466         -             -               26,466
    Net loss                            -           -             -                            -             (656)             (656)
                                     -----------------------------------------------------------------------------------------------

           December 31, 1996            -           -             -            411,068         -             (638)          410,430

    Net investment and advances
        from WRI                        -           -             -             43,827         -             -               43,827
    Recapitalization                    -       68,673,402      687           (454,895)      454,208         -                 -
    Issuance of shares in reverse
       purchase acquisitions            -       14,689,230      147               -          528,874         -              529,021
    Exercise of options                 -              306        -               -             -            -                 -
    Net loss                            -           -             -               -             -         (49,303)          (49,303)
                                     -----------------------------------------------------------------------------------------------

           December 31, 1997       $    -       83,362,938   $  834         $      -         $983,082    $(49,941)          $933,975
                                      ==============================================================================================


The accompanying  notes are an integral part of these consolidated financial statements.

                                PROTECTION ONE, INC. AND SUBSIDIARIES


                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollar amounts in thousands, except for per share amounts)




1.   The Company and Summary of Significant Accounting Policies:

Basis of Consolidation and Business

     Protection One, Inc. (Protection One, a Delaware corporation; the Company) is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business subscribers in the United States.

     Prior to November 24, 1997, Protection One was a standalone security business based in Culver City, California. On November 24, 1997, pursuant to the Contribution Agreement dated July 30, 1997, between Protection One and Western Resources, Inc. (a publicly traded utility company based in Topeka, Kansas; "WRI"), Protection One acquired Centennial Security Holdings, Inc. ("Centennial"), WestSec, Inc., and Westar Security, Inc. (WestSec and Westar, respectively; together the "Western Resources Security Business" or "WRSB"). (See Note 2 for discussion of consideration exchanged.) As a result of the transaction, WRI owns approximately 82.4% of Protection One at December 31, 1997.

     The transaction has been accounted for as a reverse purchase acquisition which treats WRSB as the accounting acquiror. Accordingly, the results of operation of Protection One and Centennial have been included in the consolidated financial statements since November 24, 1997 following principles of purchase accounting. Furthermore, the 1996 and 1995 (see Note 14) historical financial statements of Protection One are those of the accounting acquiror, WRSB.

     On December 30, 1996, WRI, through its indirect wholly owned subsidiary, WestSec, purchased the assets and assumed certain liabilities comprising the security business of Westinghouse Security Systems ("WSS") from Westinghouse Electric Corporation ("WEC"). WSS is deemed to be a predecessor entity of Protection One. As such, WSS's 1996 and 1995 results of operations are presented separately from Protection One's consolidated financial statements elsewhere in this document.

     All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenues

     Revenues are recognized when installation of security alarm systems occurs and when monitoring, extended service protection, patrol, repair and other services are provided. The Company does not receive separate connection fees in any aspect of its business. Deferred revenues result from subscribers who are billed for monitoring, extended service protection and patrol and alarm response services in advance of the period in which such services are provided, on a monthly, quarterly or annual basis. Deferred revenues relating to subscriber accounts acquired are recorded as part of the allocation of the purchase price and are amortized to income during the period in which service is provided. Costs of providing service and installations, including inventory, are charged to income in the period incurred and when the installation occurs. Losses on contracts for which future costs are anticipated to exceed revenues are accrued in the period such losses are identified. Costs of services provided to dealers are expensed as incurred and are included in acquisition and transition expenses. Contracts for services are generally for an initial noncancelable term of one to five years with automatic renewal on an annual basis thereafter unless terminated by either party.

Inventories

     Inventories, comprised of alarm systems and parts, are stated at the lower of average cost or market.

Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives. Costs of property and equipment of purchased businesses are based on fair market value at the date of acquisition. When property and equipment are retired or sold, the cost and the related allowance for depreciation are eliminated from the property and allowance accounts. Gains or losses from retirements and dispositions of property and equipment are recognized in income in the period realized. Repair and maintenance costs are expensed as incurred.

Income Taxes

     Deferred tax assets and liabilities reflect the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities and the availability of net operating losses and tax credits.

Subscriber Accounts and Intangibles

     Subscriber accounts acquired and intangible assets are stated at cost. The cost of acquired subscriber accounts includes the cost of accounts purchased and the estimated fair value of accounts acquired in business acquisitions at the date of acquisition, including an accrual for estimated acquisition transition costs. The Company's personnel and related support costs incurred solely in support of acquiring and transitioning subscriber accounts are expensed as incurred. Direct and incremental external costs associated with the acquisition of subscriber accounts are capitalized. If the acquisition is terminated prior to completion of the purchase transaction the costs are recorded as a loss in the period of termination. The accrual for transition costs includes liabilities assumed and incremental external costs related to customer changeover and transition, warranty obligations costs, employee and lease termination costs and other related costs. Costs related to sales and marketing of systems for accounts internally generated are expensed as incurred.

     The cost of subscriber accounts is amortized on a straight-line basis over a 10-year period. It is the Company's policy to evaluate acquired subscriber account attrition on a quarterly basis utilizing historical attrition rates for the subscriber accounts in total and, when necessary, adjust the remaining useful lives.

     Intangible assets include goodwill, which is amortized on a straight-line basis over 40 years and debt issuance costs, which are amortized over the respective lives of associated debt using the interest method.

Cash and Cash Equivalents

     All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

Receivables

     Receivables, which consist primarily of trade accounts receivable, of $25,509 at December 31, 1997 and $16,985 at December 31, 1996, have been reduced by allowances for doubtful accounts of $5,207 and $4,413, respectively.

Marketable Securities

     Management has determined that the Company's marketable securities are considered held-for-sale securities. As of December 31, 1997, no material difference existed between the cost and market value of the portfolio, and as such, no mark-to-market adjustment has been recorded.

Restricted Cash

     Restricted cash as of December 31, 1996, was held in escrow to guarantee payment to certain third parties for licensing and insurance related matters.

Advertising Costs

     The Company expenses advertising costs based on the timing of the release of the advertising materials. Printed materials, due to the short lead time between incurrence of cost and the release, are generally expensed as incurred, whereas broadcast advertising costs are generally recognized upon the first broadcast of the respective advertisement. Total advertising expense was $9,906 and $2,320 during the years ended December 31, 1997 and 1996, respectively.

Concentrations of Credit Risk

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

Accounting Pronouncement

     The  Financial   Accounting  Standards  Board  (FASB)  has  issued  several accounting pronouncements that the Company will be required to adopt in future fiscal reporting periods.

     FASB Statement No. 130, "Reporting Comprehensive Income," which the Company will adopt for periods beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Such changes are generally not significant to the Company; and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements.

     FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will adopt the provisions of SFAS 131 for financial statements for periods beginning after December 15, 1997. Management does not expect that the adoption of the disclosure requirements of this pronouncement will be materially different than that of its current presentation.

Reclassifications

     Certain prior period amounts were reclassified to conform to the December 31, 1997, presentation. Such reclassifications did not affect previously reported net losses.

Loss Per Share

     Loss per share has been computed and presented in accordance with SFAS 128 "Earnings Per Share." The incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and warrants do not result in a change to net loss per share for the year ended December 31, 1997. As such, no presentation of diluted earnings per share has been included in the consolidated statements of operations. The weighted average shares outstanding used in the computation of net loss attributable to common shares was 70,202,716 for the year ended December 31, 1997, and, while there were no actual shares issued or outstanding for prior fiscal years, for purposes of calculating loss per share there were deemed to be 68,673,402 shares (number of new shares issued to effect the transaction) for all prior fiscal years.

2.   Acquisition Transaction:

     Pursuant to the Contribution Agreement, on November 24, 1997, the Company issued to WRI an aggregate of 68,673,402 (the Shares) of Common Stock, which shares constituted 82.4% of the shares of Common Stock (the only voting securities of the Company) outstanding immediately after such acquisition (the Acquisition Transaction). In consideration of the issuance of the Shares to WRI (the Share Issuance), WRI transferred to the Company all of the outstanding capital stock of WestSec, and Westar, and an aggregate of $367.4 million in cash and securities.

     As provided in the Contribution Agreement, the Company paid (i) to the holders of record of shares of Protection One Common Stock as of the close of business on November 24, 1997 (other than WRI), a cash dividend of $7.00 per share (the Special Dividend); (ii) to the holders of options to purchase shares of Protection One Common Stock (other than WRI) $7.00 in cash with respect to each share of Common Stock issuable upon exercise of such options; and (iii) to a bank as the holder of record of a warrant issued by the Company in 1991 and to the holders of record of warrants issued by the Company in 1993, $7.00 in cash with respect to each share of Common Stock issuable upon exercise of such warrants. As a result of the payment of the Special Dividend, each warrant issued by the Company in 1995 has become exercisable for 1.629 shares of Protection One Common Stock at an exercise price of $4.05, and the 6 3/4% Convertible Senior Subordinated Notes due 2003 issued by Protection One Alarm Monitoring, Inc., a Delaware corporation, will be convertible into shares of Common Stock at a conversion price of $11.19 per share.

     Included in the marketable securities the Company received from WRI was (i) all of the outstanding capital stock of Centennial Security Holdings, Inc., a Delaware corporation (Centennial), and (ii) 2,885,000 shares (the Guardian Common Shares) of the Class A Voting Common Stock, par value $.001 per shares, and 1,875,000 shares (the Guardian Preferred Shares) of the Series A 9 3/4% Convertible Cumulative Preferred Stock of Guardian International, Inc., a Nevada corporation (Guardian). The Guardian Preferred Shares are convertible into an aggregate of 1,500,000 additional shares of Guardian common stock.

     The Acquisition Transaction has been accounted for as a reverse purchase acquisition and, accordingly, the operating results of Protection One and Centennial have been included in the consolidated financial statements since November 24, 1997. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $410 million related to Protection One and approximately $50 million related to Centennial is being amortized over 40 years.

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996, assume the Protection One, Centennial, and WSS acquisitions occurred as of the beginning of the respective years:

                                                     1997 (A)           1996
                                                  ---------------    --------

Revenues                                            $256,063         $216,861
Net loss                                             (73,360)         (28,910)
Earnings per common share                              (0.88)           (0.35)

(A) Excludes nonrecurring charges from 1997 presentation.

     The pro forma financial information is not necessarily indicative of the results of operations had the entities been combined for the entire period nor do they purport to be indicative of results which will be obtained in the future.

     In conjunction with the acquisition of Protection One by WRSB on November 24, 1997, and the acquisition of WSS by WRSB on December 30, 1996, net cash paid was as follows:

                                          Protection One                WSS

Assets acquired                              $998,758                 $451,344
Liabilities assumed                          (362,042)                 (93,844)
Shares issued                                (529,021)                 -
                                             ---------               ---------

Cash paid                                     107,695                  357,500

Less- cash acquired                            (1,374)                    (231)
                                             -----------           ------------

Net cash paid                                $106,321                 $357,269
                                             ========                 ========

3.   Nonrecurring Charges:

     In connection with the Acquisition Transaction, the Company incurred nonrecurring charges of $40.1 million, in order to reflect business activities of the accounting acquiror, WRSB, that are no longer of continuing value to the combined entity and that will be phased out in the integration of operations. These charges have been separately identified as a component of operating income in the accompanying statements of operations.

     Generally, management intends to bring all security operations under the Protection One brand and to eliminate redundant facilities, systems and activities in specific locations where such exist. Additionally, costs must be incurred to transition individual customer accounts from the former service providers with respect to operations, billing and network systems, and to close down these operations. Management intends to complete these exit activities by the fourth quarter of 1998.

Charges for the year ended December 31, 1997, are as follows:

Inventory and other asset losses                                       $17,697
Customer account transition                                             12,337
Disposition of excess fixed assets                                       4,128
Closure of duplicate facilities                                          1,991
Severance compensation and benefits                                      1,865
Other                                                                    2,126
                                                                     ---------
                                                                       $40,144

4.   Property and Equipment:

     Property and equipment are summarized as follows:

                                                         December 31,
                                                     1997              1996
                                                   ------------      --------

     Office equipment                              $  5,690         $  3,285
     Furniture and fixtures                           4,009              986
     Data processing and telecommunication            4,634            1,413
     Other                                            3,777             -
                                                   ---------         -------
                                                     18,110            5,684
     Less accumulated depreciation and amortization   3,176              238
                                                  ---------       ----------
                                                    $14,934         $  5,446
                                                    =======         ========

     Included in furniture and fixtures at December 31, 1997, are $452 of assets under capital leases. Virtually all property and equipment is depreciated over estimated useful lives ranging from five to ten years.

5.   Subscriber Accounts:

     Subscriber accounts (at cost) consist of the following:

                                                           December 31,
                                                      1997              1996
                                                  ------------      --------

     Acquired subscriber accounts                  $566,811         $270,038
     Less accumulated amortization                   28,493            4,508
                                                  ----------      -----------
                                                   $538,318         $265,530

Reconciliation of activity for acquired subscriber accounts is as follows:

                                                           December 31,
                                                      1997              1996
                                                 ------------        --------

     Balance, beginning of year                    $270,038        $      -
     Acquisition of subscriber accounts             296,822          270,038
     Charges against acquisition holdbacks             (49)               -
                                                 ------------       ---------

     Balance, end of year                          $566,811         $270,038
                                                   ========         ========

     In conjunction with certain purchases of subscriber accounts the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired subscriber accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. As of December 31, 1997, purchase holdbacks were $11,444. Virtually all of this amount was brought forward in the Acquisition Transaction. Also in connection with the Acquisition Transaction, the Company took a nonrecurring charge for excess subscriber attrition as the Company integrated the operations of WSS (see Note 2).

6.   Long-Term Debt:

     Long-term debt is comprised of the following:

                                                       December 31,
                                                  1997              1996
                                               ------------      --------

     Senior Subordinated Discount Notes          $191,926       $      -
     Convertible Senior Subordinated Notes        103,500              -
     SAMCO financing                               62,950         65,053
     Less current portion                         (21,217)        (4,548)
                                                --------        ---------
                                                 $337,159       $  60,505
                                                 ========       =========
Senior Subordinated Discount Notes

     The Senior Subordinated Discount Notes are unsecured subordinated obligations of the Company's wholly owned Protection One Alarm Monitoring subsidiary (Monitoring) (see Note 13), limited to $166 million aggregate principal amount at maturity, and will mature on June 30, 2005. In connection with the Acquisition Transaction, the notes were restated to fair market value for book purposes reflecting a current market yield of approximately 6.4%. This resulted in bond premium being recorded to reflect the increase in value of the notes as a result of the decline in interest rates since the note issuance. The revaluation has no impact on the expected cash flow to existing noteholders.

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

     The Senior Subordinated Discount Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by Protection One.

     The Senior Subordinated Discount Notes contain covenants which, among other matters, limit the Company and its Subsidiaries' ability to incur indebtedness, pay dividends, sell assets, make stock distributions or sell shares of certain subsidiaries.

Convertible Senior Subordinated Notes

     The Convertible Notes are unsecured subordinated obligations of Monitoring and rank equal to the Senior Subordinated Discount Notes. The Convertible Notes mature on September 15, 2003, and previously were convertible, at any time, into Common Stock at a price of $17.95 per share, subject to adjustment. Subsequent to the Acquisition Transaction, the Convertible Notes maintain a conversion price of $11.19 per share.

     Interest on the Convertible Notes accrues at the rate of 6 3/4% per annum, payable in cash semiannually on March 15 and September 15 of each year, commencing March 15, 1997. The Convertible Notes are redeemable, at the Company's option, in whole or in part, at any time or from time to time, on or after September 19, 1999, and prior to maturity, upon not less than 30 days prior notice at certain specified redemption prices plus accrued and unpaid interest.

     The Convertible Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by Protection One.

     The indenture under which the Convertible Notes were issued contains covenants which limit the Company and its subsidiaries' ability to incur certain indebtedness.

Revolving Credit Facility

     At December 31, 1997, Protection One had a $100 million revolving credit facility (the "Revolving Credit Facility") which matures in January 2000. Borrowings under the Revolving Credit Facility bear interest at the lesser of the bank's prime rate plus 1.00% or LIBOR plus 2.50%. Borrowings made under the Revolving Credit Facility are collateralized by substantially all of the Company's assets. The outstanding balance of the Revolving Credit Facility was paid on November 25, 1997, with proceeds from the Acquisition Transaction. The facility was terminated in February of 1998.

SAMCO

     During 1992 and through 1994, WSS entered into a series of agreements (the "SAMCO Agreements") to sell certain rights in security alarm monitoring contracts (the "Contracts") to an investor for approximately $76.9 million in cash. The investor financed the transactions through the issuance of three series  of  secured  five-year  notes  (the  "Investor  Notes").  For  financial
reporting   purposes,   WEC  accounted  for  the  transactions  as  a  financing
arrangement and recorded the proceeds received from the investor as long-term debt. The amounts recorded as debt were amortized using the interest method. Generally, principal and interest payments on the debt consist of 65% of the monitoring revenues collected under the Contracts. In addition, as part of the SAMCO Agreements, Westinghouse provided the investor with certain guarantees with respect to accounts which terminate prior to the completion of the contract period.

     Under the SAMCO Agreements, WEC had the right but not the obligation, exercisable not more than 15 months or less than 12 months prior to the stated maturity of any series of Investor Notes to repurchase the Contracts or cause the disposition of Contracts securing a particular series of Investor Notes, for an amount equal to the then fair market value of such Contracts, provided such fair market value will not be less than the amount necessary to satisfy all obligations of the investor related to such series of Investor Notes plus certain taxes, if any (the "Minimum Purchase Price"). In the event of an unsolicited third party offer in excess of the then Minimum Purchase Price to purchase such Contracts prior to 12 months before the stated maturity of any series of Investor Notes, the Agreements provided WEC a right of first refusal to buy such Contracts. In addition, the Agreements provided that WEC would receive 60% of the excess of the fair market value over the Minimum Purchase Price, if any, if WEC repurchases or arranges the sale of such Contracts.

     On December 30, 1996, WEC assigned to WestSec all of WEC's rights, title and interest, and WestSec agreed to assume all of WEC liabilities and obligations under the SAMCO Agreements in connection with WestSec's purchase of WSS. This assumption of liabilities requires WestSec to purchase the Contracts on the respective stated maturity date of the Investor Notes. The purchase price payable by WestSec is equal to the greater of a) Minimum Purchase Price plus 40% of the excess of the fair market value over the minimum purchase price or b) 30 times total monthly recurring revenue related to the Contracts. As a condition of assuming the debt obligation, WestSec issued a letter of credit for $85 million to ensure the debt holder the obligation would be repaid. Protection One pays interest on this obligation on a monthly basis and amounts of interest actually paid approximated interest expense for the years ended December 31, 1997 and 1996.

     The effective interest rate related to these Agreements approximates 15%. The estimated minimum principal payment for each of the years subsequent to December 31, 1997, based upon current estimates of fair value are as follows:
1998 - $21.2 million and 1999 - $41.7 million.

7.   Investments in Unconsolidated Subsidiary:

     At December 31, 1997, Protection One owned common stock and preferred stock representing a 41% ownership interest in Guardian International, Inc.,
("Guardian") at an aggregate cost of $9.2 million. Such securities were contributed by WRI to Protection One pursuant to the Contribution Agreement. Since Protection One does not exercise control over Guardian's operations, Protection One accounts for the investment under the equity method of accounting, recognizing the proportionate share of income or losses of Guardian. For the 36 days ended December 31, 1997, Protection One's equity in income of the unconsolidated subsidiary, Guardian, was $25.


8.   Stock Warrants and Options:

     The following is a detail of previously issued options and warrants of Protection One:

     In January 1993, Protection One issued 103,697 warrants ("KOP Warrants") to purchase shares of Common Stock at an exercise price of $3.633 per share. The outstanding warrants expire in January 2001.

     On November 3, 1993, Protection One issued 1,400,000 warrants to purchase 840,000 shares of Common Stock as part of a Units offering. Each warrant, when exercised, will entitle the holder to receive six-tenths (0.6) of one share of Common Stock at an exercise price of $0.167 per share, subject to adjustment. The outstanding warrants expire on November 1, 2003.

     The 1994 Stock Option Plan (the Plan), approved by the Protection One stockholders in June 1994, provides for the award of incentive stock options to directors, officers and key employees. One million three hundred thousand (1,300,000) shares are reserved for issuance under the Plan, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of Common Stock or other securities of Protection One. The Option Plan provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

     During fiscal year 1995, Protection One granted options to purchase an aggregate of 266,000 shares of Common Stock including 132,000 shares to officers of Protection One. Each option has a term of 10 years and vests 20% on each of the third through seventh anniversaries of the commencement of the participant's employment with the Protection One. The purchase price of the shares issuable pursuant to the options is equal to fair market value of Common Stock at the date of option grant. Pursuant to the Acquisition Transaction, the vesting of these options accelerated on November 24, 1997 and all remaining options are currently exercisable.

     In connection with the issuance of the Senior Subordinated Discount Notes in May 1995, Protection One issued warrants to purchase 531,200 shares of common stock at an exercise price of $6.60 per share. The outstanding warrants expire in May 2005.

     During fiscal year 1996, Protection One granted options to purchase an aggregate of 638,800 shares of Common Stock including 400,000 shares granted to officers of Protection One. Each option has a term of 10 years and vests 20% on each of the first through fifth anniversaries of the later of November 15, 1995, or the commencement of the participant's employment with Protection One. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the Common Stock at the date of the option grant. Pursuant to the Acquisition Transaction, the vesting of these options accelerated on November 24, 1997 and all remaining options are currently exercisable.

     On July 9, 1997, Protection One granted options to purchase an aggregate of 50,000 shares of common stock. Each option has a term of four years. The purchase price of the shares issuable pursuant to the options is greater than the fair market value of the Common Stock at the date of the option grant.

     During fiscal year 1997, Protection One granted options to purchase an aggregate of 375,444 shares of Common Stock to employees including 100,000 shares granted to officers of Protection One. Each option has a term of 10 years and vests 20% on each of the first through fifth anniversaries of the later of December 6, 1996, or the commencement of the participant's employment with Protection One. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the Common Stock at the date of the option grant. Pursuant to the Acquisition Transaction, the vesting of these options accelerated on November 24, 1997 and all remaining options are currently exercisable.

     A summary of warrant and option activity for Protection One from the date of the Acquisition Transaction is as follows:

                                                     Warrants
                                                    and Options    Price Range

Outstanding and exercisable at November 24, 1997 1   2,198,389  $0.05 to $16.375
Granted                                                   -            -
Exercised                                                 (306)            $0.05
Surrendered                                               -            -
                                                    ----------- ----------------
Outstanding and exercisable at December 31, 1997      2,198,083  $0.05 - $16.375
                                                    =========== ================

1 As WRSB had no outstanding stock at or prior to November 24, 1997 there were no related options.

     The table summarizes stock options outstanding as of December 31, 1997:


                                                                    Number          Weighted-
                                                                  Outstanding        Average          Weighted-
                                                  Range of            and           Remaining          Average
             Description                       Exercise Price     Exercisable   Contractual Life   Exercise Price
     Fiscal 1995 Options                       $5.875 - $9.125     159,360           8 years           $6.602
     Fiscal 1996 Options                       $8.00 - $10.313     384,300           8 years           $8.088
     Fiscal 1996 Options                      $12.125 - $16.375    148,000           8 years          $14.857
     Fiscal 1997 Options                            $9.50          253,000           9 years           $9.50
     Fiscal 1997 Options                           $15.00           50,000           9 years          $15.00
     1997 Options                                  $14.268          50,000           4 years          $14.268
     Phillips Options                               $0.05            1,425           9 years           $0.05
     KOP Warrants                                  $3.633          103,697           4 years           $3.633
     November 1993 Warrants                        $0.167          462,001           6 years           $0.167
     May 1995 Note Warrants                         $6.60          466,400           8 years           $6.60


     In connection with the acquisition transaction, Protection One issued to Western Resources a call option on an additional 2,750,238 shares of common stock at a price of $15.50 per share. The option expires on the earlier of a) 45 days following the last date on which any Protection One convertible notes are still outstanding, and b) October 31, 1999.

9.   Income Taxes:

     Components of the income tax benefit are as follows:

                                             Year Ended         Year Ended
                                          December 31, 1997  December 31, 1996

Federal-
  Current                                      $21,640       $         265
  Deferred                                       7,210                -

State-
  Current                                        3,090                  45
  Deferred                                       1,030                -

Total                                          $32,970        $        310
                                               =======             =======

   The difference between the income tax benefit at the federal statutory rate and income tax benefit in the accompanying statements of operations is as follows:

                                             Year Ended           Year Ended
                                          December 31, 1997  December 31, 1996

Federal statutory tax rate                      (35)%                (35)%

State income taxes, net
  of Federal benefit                             (6)%                 (6)%

Non-deductible goodwill                            1%                   9%
                                                  --                   --
                                                (40)%                (32)%



Protection One

     Components of the income tax benefit from losses recorded for the year ended December 31, 1997, include Protection One from the date of the Acquisition Transaction and WRSB for the calendar year then ended. Protection One and subsidiaries will be included in the tax returns filed by Western Resources for calendar year 1997. A tax sharing agreement between Protection One and Western Resources provides for the payment to Protection One by Western Resources for tax benefits utilized by Western Resources and accordingly, the receivable of $24.7 million related to the current tax benefit for the year ended December 31, 1997, has been included in other current assets in the accompanying consolidated balance sheet.

     At December 31, 1997, consolidated Protection One had approximately $50 million in net operating loss carryforwards for income tax return purposes.
Current tax regulations limit the use of these NOL carryforwards to 1) the extent Protection One earns taxable income subsequent to November 24, 1997, and
2) certain annual use levels, even if taxable income is generated. As a result, Management has determined that a valuation allowance is appropriate in accordance with SFAS 109 "Accounting for Income Taxes."

     At December 31, 1997, deferred income tax assets and liabilities were composed of the following:

Deferred tax asset (liability) current-
   Accrued liabilities                                                  $24,305
   Accounts receivable, due to allowance                                  2,083
   Acquisition reserves and holdbacks                                     6,684
   Prepaids                                                               1,501
   Other                                                                 10,505
                                                                       --------
                                                                        $45,078

Deferred tax asset (liability) noncurrent-
   Net operating loss carryforwards                                     $16,943
   Valuation allowance                                                  (16,943)
   Subscriber accounts                                                    1,348
   Property, plant & equipment                                            3,429
   Noncompete agreements                                                  1,101
   Capitalized Direct installation costs                                (10,200)
   OID amortization                                                      16,824
   Debt offering costs                                                    3,331
                                                                      ---------
                                                                        $15,833

WRSB

The income tax attributes of WRSB were consolidated into the tax returns filed by Western Resources for calendar year 1996. As a result, the cumulative tax losses were utilized by Western Resources. No cash was paid for income taxes for the year ended December 31, 1996. The resulting net deferred tax asset was contributed to Western Resources and was recorded as a reduction of additional paid-in capital in the accompanying balance sheet. Therefore, there were no deferred tax assets and liabilities recorded at December 31, 1996.

10.  Employee Benefit Plans:

     401(k) Plan

     The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The Company at its election also may make contributions to the 401(k) Plan, which contributions will be allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution may be made in Common Stock, in cash or in a combination of both stock and cash. As of year-end, Protection One made a matching contribution to the plan of $34.

     WRSB also maintained a savings plan which qualified under Section 401(k). The savings plan allowed eligible employees to contribute up to 15% of their income on a pretax basis, with a discretionary employer match of 50% of the employee's contribution up to the first 6% of the employee's compensation. During the year ended December 31, 1997, WRSB made matching contributions equal to $721. Management intends to merge the two 401(k) employee benefit plans as soon as practically possible.

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

     Termination of a participant's employment for any reason (including death, disability or retirement) cancels participation in the Employee Stock Purchase Plan immediately. The Employee Stock Purchase Plan will in all events terminate upon the earliest to occur of (i) the last business day in September 2005, (ii) the date on which all shares available for issuance under the plan have been sold or (ii) the date on which all purchase rights are exercised in connection with an acquisition of the Company or all or substantially all of its assets.

11.  Commitments and Contingencies:

     The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

Year ended December 31
  1998............................................                   $  6,592
  1999............................................                      4,874

   2000............................................                     3,452
   2001............................................                     2,794
   2002............................................                     2,504
   Thereafter......................................                     6,438
                                                                    ---------
                                                                      $26,654

     Total rent expense for the years ended December 31, 1997, and 1996, was $4,654 and $3,409, respectively.

         On January 8, 1997, Innovative Business Systems, Ltd. ("IBS") filed suit against Western Resources, Westinghouse Electric Corporation ("WEC"), Westinghouse Security Systems, Inc. ("WSS") and WestSec in Dallas County, Texas district court (Cause No. 97-00184) alleging, among other things, breach of contract by WEC and interference with contract against Western Resources and WestSec in connection with the sale by WEC of the assets of WSS to Western Resources and WestSec. IBS claims that WEC improperly transferred software owned by IBS to Western Resources and WestSec and that Western Resources and WestSec are not entitled to its use. Western Resources and WestSec have demanded that WEC defend and indemnify them. WEC, Western Resources and WestSec have denied IBS' allegations and are vigorously defending against them. Management does not believe the ultimate disposition of the matter will have a material adverse effect upon the Company's overall financial condition or results of operations.

     The Company is a party to claims and matters of litigation incidental to the normal course of its business. The ultimate outcome of these matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of these matters will not have a material adverse effect on the Company's combined financial position or results of operations.

12.  Fair Market Value of Financial Instruments:

     For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities.

     Due to the adjustments recorded in purchase accounting, as of December 31, 1997, Protection One debt is believed to be reflected in the financial statements as an amount approximating fair market value.

     The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

13.  Supplemental Subsidiary Company Summarized Financial Information

     Protection One is a guarantor of all outstanding debt of Monitoring. Protection One has no other assets or operation outside the investments in its subsidiaries. Separate audited financial statements for Monitoring as debt issuer have not been provided because Monitoring is wholly-owned and the guarantee is full and unconditional.

     The summarized financial information of Monitoring from the date of the Acquisition Transaction through December 31, 1997, is presented below:

Summarized Balance Sheet                                     December 31, 1997
  Assets
    Current assets                                               $110,350
    Subscriber accounts and intangibles, net                      229,366
    Goodwill and patents                                          408,295
    Other noncurrent assets                                        46,418

  Liabilities and Stockholders' Equity
    Deferred revenue                                               16,457
    Other current liabilities                                      55,216
    Long-term debt, net of current position                       295,426
    Other long-term liabilities                                       703
    Stockholders' equity                                          457,511

                                                          For the period from
                                                         November 24, 1997, to
                                                            December 31,1997

Summarized Statement of Operations
  Revenues                                                       $10,812
  Gross profit                                                     7,527
  Net loss                                                        (1,124)

14.  1995 Operating Results of Protection One

     The operating results of the WRSB for the year ended December 31, 1995, can be considered nominal in relation to the accompanying consolidated statements of operations. The 1995 results are comprised of only two months of start-up activity. Summarized operating results are as follows:

     Revenue                                                        $344
     Gross Profit                                                    189
     Net Income                                                       18

     15.  Subsequent Events - Mergers and Acquisitions (Unaudited):

         Subsequent to the end of fiscal year 1997, on February 4, 1998, Protection One announced its decision to exercise its option to purchase Network Multi-Family Security Corporation ("Network"), the leading provider of security alarm monitoring to multi-family dwellings with approximately 200,000 subscribers. Pursuant to the terms of the option, Protection One will give Western Resources cash consideration of approximately $180 million.

         On March 2, 1998, Protection One completed the acquisition of 147,000 subscribers and related assets of Multimedia Security Services, Inc. ("Multimedia") for a purchase price of approximately $233 million. The Multimedia purchase added to the Company's market positions in California, Florida and Texas and added substantial numbers of subscribers in Kansas and Oklahoma. In addition, Protection One will maintain Multimedia's monitoring and customer service center in Wichita, Kansas.

         On March 17, 1998, Protection One completed the acquisition of Comsec Narragansett Security, Inc. ("Comsec") for a cash purchase price of approximately $45 million and the assumption of $15 million of debt. Comsec's 30,000 subscribers are located primarily in Connecticut, Maine, Massachusetts and New Hampshire.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Protection One, Inc.

         We have audited the accompanying statements of operations and cash flows of Westinghouse Security (a predecessor of Protection One, Inc.) for the 52 weeks ended December 20, 1995, and the 53 weeks ended December 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Westinghouse Security (a predecessor of Protection One, Inc.) for the 52 weeks ended December 20, 1995, and the 53 weeks ended December 30, 1996, in conformity with generally accepted accounting principles.




                                                          ARTHUR ANDERSEN LLP


Kansas City, Missouri
August 22, 1997




                               WESTINGHOUSE SECURITY


                        STATEMENTS       OF      OPERATIONS
          (Predecessor  financial  statements  for  Protection One, Inc.)

                           (Dollar amounts in thousands)




                                                      For the              For the
                                                   53 weeks ended       52 weeks ended
                                                 December 30, 1996    December 20, 1995
Revenues:
     Monitoring and related services                 $  93,765             $74,911
     Installation and other                             17,116              13,799
                                                     ----------            --------
        Total revenues                                 110,881              88,710

Costs and expenses:
     Monitoring and related services                    24,987              16,843
     Other                                                 973                 437
                                                     ------------          ----------
        Total costs and expenses                        25,960              17,280
                                                     ----------            --------

        Gross profit                                    84,921              71,430

Selling, general and administrative expenses            60,166              50,919
Acquisition and transition expense                         101                 101
Amortization of intangibles and depreciation expense    21,613              17,804
                                                     ----------            --------

        Operating income (loss)                          3,041               2,606

Other income/expense:
     Interest expense, net                              10,879              12,159
                                                     ----------            --------
        Loss before income taxes                        (7,838)             (9,553)
                                                     -----------           ---------

Income tax benefit                                       2,978               3,630
                                                     -----------           ---------

        Net loss                                    $   (4,860)            $(5,923)
                                                     ==========             =======

The  accompanying  notes  are  an  integral  part  of  these financial statements.

                                                      F-23





                                          WESTINGHOUSE SECURITY


                                   STATEMENTS     OF    CASH     FLOWS
                 (Predecessor  financial  statements  for  Protection One, Inc.)

                                           (Dollar amounts in thousands)


                                                                                  For the              For the
                                                                              53 weeks ended       52 weeks ended
                                                                             December 30, 1996   December 20, 1995
Cash flow from operating activities:
    Net loss                                                                  $    (4,860)         $    (5,923)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation                                                                 1,052                   975
       Amortization of intangibles                                                 20,562                16,829
       Provision for doubtful accounts                                              3,108                 2,542
    Changes in assets and liabilities, net of effects of acquisitions:
           Restricted cash                                                            119                    (5)
           Receivables                                                             (2,170)               (3,449)
           Inventories                                                              1,491                  (755)
           Prepaid expenses and deposits                                             (182)                  311
           Other current assets                                                       (65)                  909
           Accounts payable                                                        (1,835)                  385
           Accrued liabilities                                                      5,876                   922
           Deferred revenue                                                           633                 2,332
                                                                             ------------           -----------
           Net cash provided by operating activities                               23,729                15,073

Cash flows from investing activities:
    Purchases of property and equipment                                            (1,219)               (2,794)
    Subscriber account installations and purchases                                (39,241)              (40,300)
                                                                                ---------             ---------
           Net cash used in investing activities                                  (40,460)              (43,094)

Cash flows from financing activities:
    Funding from Westinghouse                                                      21,880                34,935
    Repayments of long-term debt                                                   (5,146)               (6,806)
                                                                               ----------            ----------
           Net cash provided by financing activities                               16,734                28,129
                                                                               ----------            ----------

Net increase in cash and cash equivalents                                   $           3            $      108
                                                                            =============            ==========

Cash and cash equivalents:
    Beginning of period                                                       $       134           $        26
                                                                              ===========           ===========

    End of period                                                             $       137            $      134
                                                                              ===========            ==========


The  accompanying  notes are an  integral  part of these financial statements.

                                WESTINGHOUSE SECURITY


                           NOTES TO FINANCIAL STATEMENTS
            (Predecessor financial statements for Protection One, Inc.)
                           (Dollar amounts in thousands)



1.   Background Information and Summary of Significant Accounting Policies

General

     On December  30,  1996,  Western  Resources,  Inc.  ("Western  Resources"),
through its indirect wholly owned subsidiary, WestSec, Inc. ("WestSec"), purchased the assets and assumed certain liabilities comprising the security business of Westinghouse Security Systems ("WSS") (the "Company"), from Westinghouse Electric Corporation ("Westinghouse"). The historical results of operations of WSS are presented herein (as predecessor financial statements for Protection One, Inc.) and do not reflect the adjustments related to the Western Resources' purchase at December 30, 1996. Prior to 1996, WSS closed its fiscal year on December 20.

     WSS provided alarm monitoring services and sold, installed and serviced security alarm systems principally for residential and small business subscribers. Most of the WSS customers were in the southern portion of the United States.

Revenues

     Monitoring revenues, generally derived from contracts for an initial noncancelable term, are recognized monthly as services are provided. Amounts billed in advance are deferred and are recognized in the month service occurs. Installation revenues are recognized in the period of installation of the alarm system. Service revenues are recognized in the period that the services are provided.

Inventories

     Inventories, comprised of alarm systems and parts, held for installation and service, are stated at the lower of average cost or market. For the 52 weeks ended December 20, 1995, and the 53 weeks ended December 30, 1996, approximately $650 and $1,634, respectively, was charged to expense resulting from the writedown of inventory to its respective market values.

Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method over its estimated useful life (five to ten years for furniture and other equipment). When property and equipment is retired or sold, the cost and the related accumulated depreciation is eliminated from their respective accounts. Gains or losses from retirements and dispositions of property and equipment are recognized in the period realized. Repair and maintenance costs are expensed as incurred.

Income Taxes

     WSS historically has been included in the consolidated federal income tax return filed by Westinghouse. Income taxes have been allocated to WSS as if they were filing a separate tax return. WSS accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 which requires that deferred tax assets and liabilities be established for the basis differences between the reported amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Advertising Costs

WSS generally expensed broadcast and print advertising costs based on the timing of the release of the advertising materials. Advertising costs are generally recognized upon the first broadcast of the respective advertisement.

Subscriber Accounts

     Subscriber accounts installed are stated at cost. Direct costs of installed accounts are capitalized. These direct costs include materials and equipment on subscriber premises, direct installation labor, and other direct installation costs. Accounts purchased are capitalized at amounts paid to acquire these accounts. Such capitalized costs are amortized on a straight-line basis over the average subscriber life estimated to be ten years.

Goodwill

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over 40 years.

Cash and Cash Equivalents

     Westinghouse historically performed cash management functions for WSS. Disbursements were funded and deposits were swept centrally by Westinghouse and intercompany accounts were used to accumulate net amounts owed or borrowed. WSS maintained certain bank accounts primarily related to payroll, permit fees and customer referral payments. The balances of such accounts are included in cash and cash equivalents in the accompanying balance sheet.

     For purposes of the statement of cash flows, WSS considered all highly liquid investments purchased with a remaining maturity of three months or less at the date acquired to be cash equivalents.

Related Party Transactions

     WSS received a number of administrative and support services from Westinghouse, participated in certain Westinghouse employee benefit plans, and its results of operations were included in certain of Westinghouse's consolidated income tax returns. Further information about such relationships and transactions is included in Notes 2, 3, and 4.

Concentration of Credit Risk

     Financial instruments which potentially subject WSS to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial, dispersed across a wide geographic base. WSS extended credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for potential credit losses.

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

2.  Income Taxes:

     Components of the income tax benefit are as follows:

                                       52 Weeks Ended     53 Weeks Ended
                                      December 20, 1995  December 30, 1996

             Federal-
               Current                     $11,650              $9,462
               Deferred                     (8,865)             (7,172)

             State-
               Current                       1,605               1,303
               Deferred                       (760)               (615)

                 Total                     $  3,630             $2,978
                                           ========             =======

   The difference between the income tax benefit at the federal statutory rate and income tax benefit in the accompanying statements of operations is as follows:

                                        52 Weeks Ended         53 Weeks Ended
                                       December 20, 1995      December 30, 1996

  Federal statutory tax rate                 (35)%                 (35)%

  State income taxes, net
   of Federal benefit                         (3)%                  (3)%
                                             ----                  ----
                                             (38)%                 (38)%
                                             ====                  ====

     No cash was paid for income taxes for the 52 weeks ended December 20, 1995, and the 53 weeks ended December 30, 1996.

3.   Related Party Transactions

     During 1995 and 1996, WSS purchased products from and sold products to other Westinghouse operations on a limited basis. WSS was charged directly for the costs of certain services that Westinghouse provided. These services included information system support, certain accounting functions, such as transaction processing, legal services, human resources and telecommunications. Westinghouse also provided WSS with other services, as needed, including printing, productivity and other consulting services. For the 52 weeks ended December 20, 1995, amounts charged for these services were not significant. For the 53 weeks ended December 30, 1996, approximately $1.1 million was charged to WSS for these services, primarily for telecommunications. Historically, these transactions were not settled in cash, but instead recorded in intercompany payable accounts. Since this obligation was not repaid by WSS to Westinghouse, amounts accrued were recorded as contributed capital.

     Westinghouse allocated a portion of its corporate expenses to its business units and subsidiaries. These allocated costs include certain corporate overhead, including among others, corporate legal, environmental and insurance. These corporate expenses were allocated primarily based on payroll costs and revenue. Such allocations were not necessarily indicative of actual results and it is not practical for management to estimate the level of expenses that might have been incurred had WSS operated as a standalone entity. Amounts allocated to WSS by Westinghouse approximated $660 and $802 in 1995 and 1996, respectively.

4.   Employee Benefit Plans

     WRSB maintained savings plans which qualify under Section 401(k) of the Internal Revenue Code. The savings plans allowed eligible employees to contribute up to 15% of their income on a pretax basis to such savings plans. WSS, at its discretion, may have elected to match 50% of the employee's contribution up to the first 6% of the employee's compensation. The charge to operations for WSS' matching contribution approximated $376 and $449 in 1995 and 1996, respectively.

5.   Commitments and Contingencies

     WSS leased office space and other equipment under noncancellable operating leases that require aggregate minimum future rentals of:

Year ending December 31
  1997............................................                  $2,206
  1998............................................                   1,739
  1999............................................                   1,248
  2000............................................                     882
  2001............................................                     642
  Thereafter......................................                   1,701
                                                                   -------
                                                                    $8,418

     Total rental expense recognized for the 52 weeks ended December 20, 1995, and the 53 weeks ended December 30, 1996, for operating leases was approximately $3,356 and $3,409, respectively.

     During the 52 weeks ended December 31, 1995, WSS recognized losses related to a remaining purchase commitment of $650 based upon management's estimate of the current market value of certain equipment inventory which was substantially less than the remaining contractual commitment.

     WSS was a party to claims and matters of litigation incidental to the normal course of its business. The resolution of these matters is not expected to have a material adverse effect on WSS's financial position or results of operations.





                                           PROTECTION ONE, INC. AND SUBSIDIARIES

                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               (Dollar amounts in thousands)

                                             Balance at                          Charged to
                                             beginning      Charged to costs       other                              Balance at
           Description                       of period        and expenses       accounts (a)       Deductions (b)   end of period
                                             ---------        ------------       --------           ----------       -------------
Year ended December 31, 1996
Allowances deducted from assets
for doubtful accounts . . . . . . . . . .   $     50          $   184              $4,179             $   -               $4,413
Year ended December 31, 1997
Allowances deducted from assets
for doubtful accounts . . . . . . . . . .      4,413            3,657               4,578             (7,441)              5,207


(a) Allowances recorded on receivables purchased in conjunction with acquisition of customer accounts.
(b) Results from write-offs of accounts receivable.



                                        WESTINGHOUSE SECURITY (PREDECESSOR ENTITY)

                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               (Dollar amounts in thousands)

                                             Balance at                            Charged to
                                             beginning        Charged to costs       other                             Balance at
           Description                       of period          and expenses      accounts (a)     Deductions (b)    end of period
                                             ---------          ------------      --------         ----------        -------------
52 weeks ended December 20, 1995
Allowances deducted from assets
for doubtful accounts . . . . . . . . . .     $   454            $2,542             $  -             $(340)               $2,656
53 weeks ended December 30, 1996
Allowances deducted from assets
for doubtful accounts . . . . . . . . . .       2,656             3,108                -            (1,585)                4,179


(a) Allowances recorded on receivables purchased in conjunction with acquisition of customer accounts.
(b) Results from write-offs of accounts receivable.

                                        SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROTECTION ONE, INC.
                                          PROTECTION ONE ALARM MONITORING, INC.


                                               By:

                                                   John W. Hesse
                                                   Executive Vice President and
                                                   Chief Financial Officer
Date: March 26, 1998


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                                   Title                              Date
                                        President, Chief Executive Officer           March 26, 1998
-----------------------------------
James M. Mackenzie, Jr.                 and Director (principal executive
                                        officer)

                                        Executive Vice President,                    March 26, 1998

John W. Hesse                           Chief Financial Officer and Secretary
                                        (principal financial and accounting
                                        officer)


                                        Director                                     March 26, 1998
Robert M. Chefitz

                                        Director                                     March 26, 1998
James Q. Wilson

                                        Director                                     March 26, 1998

Ben Enis

                                        Director                                     March 26, 1998

Steven L. Kitchen


                                        Director                                     March 26, 1998
Carl M. Koupal, Jr.

                                        Director                                     March 26, 1998
Peter C. Brown


                                        Director                                     March 26, 1998
Howard A. Christensen


                                        Director                                     March 26, 1998
Joseph J. Gardner

                                        Director                                     March 26, 1998
William J. Gremp


                                        Director                                     March 26, 1998
John C. Nettles

                                        Director                                     March 26, 1998
Jane Dresner Sadaka






                                               Exhibit List


Exhibit Number                                                Exhibit Description
2.1               Contribution Agreement dated as of July 30, 1997 (the "Contribution Agreement"), between Western Resources and POI (incorporated by reference to Exhibit 2.1 to the
                  Current Report on Form 8-K filed by POI3 and Monitoring4 dated July 30, 1997 (the
                  "July 1997 Form 8-K")).

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

2.6               Stock Subscription Agreement dated as of October 4, 1997, between Guardian
                  International, Inc. ("Guardian") and Westar Capital (incorporated by reference to
                  Exhibit 2.6 to the November 1997 Form 8-K).

3.5               Fifth Amended and Restated Certificate of Incorporation of POI, as amended
                  (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1997 (the "Fiscal 1997
                  Form 10-K")).

3.2 By-laws of POI (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1996).

3.3               Certificate of Incorporation of Monitoring, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement of Form S-3 (Registration Number 333-
                  09401) originally filed by Monitoring and, inter alia, POI on August 1, 1996 (the
                  "August 1996 Form S-3")).

3.4               Bylaws of Monitoring (incorporated by reference to Exhibit 3.2 to the Annual
--------
3 The Commission File Number of POI is 0-24780.
4  The   Commission   File  Number  of  Protection  One  Alarm Monitoring is 33-73002-01.

                  Report on Form 10-K filed by POI and, inter alia, Monitoring for the year ended September 30, 1994).

4.1               Indenture dated as of May 17, 1995, among Monitoring, as Issuer, POI, inter alia, as Guarantor, and The First National Bank of Boston ("FNBB"), as Trustee
                  (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4
                  (Registration No. 33-94684) originally filed by POI and, inter alia, Monitoring on
                  July 18, 1995 (the "1995 Form S-4")).

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

4.4               Subordinated Debt Shelf Indenture dated as of August 29, 1996, among Monitoring as Issuer, POI as Guarantor and SSBTC as Trustee (incorporated by reference to
                  Exhibit 4.3 to the August 1996 Form S-3).

4.5               Supplemental Indenture No. 1 dated as of September 20, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by POI and
                  Monitoring and dated September 20, 1996 (the "September 1996 Form 8-K")).

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

4.10              Third Amendment to Amended and Restated Credit Agreement dated as of
                  September 30, 1997, among Monitoring, Heller Financial as Agent and the Lenders
                  (incorporated by reference to Exhibit 4.10 to the Fiscal 1997 Form 10-K.)

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

4.13              Amended and Restated Stock Pledge Agreement dated as of June 7, 1996, between
                  POI and Heller Financial as Agent (incorporated by reference to Exhibit 4.11 to the
                  Fiscal 1996 Form 10-K).

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

10.2              Amended and Restated Stockholders' Agreement dated as of August 15, 1994, among POI and the stockholders of POI named therein (incorporated by reference to Exhibit 10.42 to the Registration Statement of Form S-1 (Registration No. 33-
                  81292) originally filed by POI on July 8, 1994).

10.3              Warrant Agreement dated as of November 3, 1993, between Monitoring and United
                  States Trust Company of New York, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Registration Statement 33-
                  73002) originally filed by POI, Monitoring and certain former subsidiaries of
                  Monitoring on December 15, 1993 (the "1993 Form S-4")).

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


10.7              Employment Agreement dated as of November 24, 1997, between Protection One and James M. Mackenzie, Jr. (incorporated by reference to Exhibit 10.4 to the
                  November 1997 Form 8-K).

10.8              Employment Agreement dated as of November 24, 1997, between Protection One and John W. Hesse (incorporated by reference to Exhibit 10.5 to the November 1997
                  Form 8-K).

10.9              Employment Agreement dated as of November 24, 1997, between Protection One and John E. Mack, III (incorporated by reference to Exhibit 10.6 to the November
                  1997 Form 8-K).

10.10             Employment Agreement dated as of November 24, 1997, between Protection One and Thomas K. Rankin (incorporated by reference to Exhibit 10.7 to the November
                  1997 Form 8-K).

10.11             Employment Agreement dated as of November 3, 1993, between Monitoring and
                  George A. Weinstock (incorporated by reference to Exhibit 10.13 to the 1993 Form
                  S-4).

10.12             Non-Competitive and Non-Solicitation Agreement dated as November 3, 1993, between Monitoring and George A. Weinstock (incorporated by reference to Exhibit
                  10.14 to the 1993 Form S-4).

10.13             Consulting Agreement dated as of February 19, 1996, between POI and Dr. Ben Enis
                  (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q
                  filed by POI and Monitoring for the quarter ended June 30, 1996).

10.14             1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit
                  10.23 to the Fiscal 1996 Form 10-K).

10.15             1997 Long-Term Incentive Plan of POI (incorporated by reference to Appendix F to POI's proxy statement dated November 7, 1997).

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

10.24             Promissory Note dated as of March 2, 1998 between Westar Capital, Inc, and
                  Protection One (incorporated by reference to Exhibit 99.1 to the Current Report on
                  Form 8-K filed by POI and Monitoring dated March 17, 1998.)

16.1              Letter from Coopers & Lybrand to the Securities and Exchange Commission re:
                  Change in Certifying Accountant (incorporated by reference to Exhibit 16 to
                  Amendment No. 1 to the Current Report on Form 8-K filed by POI and Monitoring dated February 5, 1998.)

21.1*             Subsidiaries of POI and Monitoring.

23.1*             Consent of Arthur Andersen LLP.

27*               Financial Data Schedule.


*                 Filed herewith.
