Form 10-Q
period 1998-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1998-05-14
CIK 916230, 916310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       or
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

         6011 Bristol Parkway,                    6011 Bristol Parkway,
     Culver City, California 90230            Culver City, California 90230
(Address of Principal Executive Offices, Address of Principal Executive Offices,
          Including Zip Code)                      Including Zip Code)

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

         As of May 8, 1998, Protection One, Inc. had outstanding 83,831,678 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             (Dollar amounts in thousands, except for share amounts)


                                                                             MARCH 31,       DECEMBER 31,
                                                                               1998              1997
                                                                           ------------      ------------
                                                                            (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents ......................................     $     11,876      $     75,556
      Marketable securities ..........................................            7,221             5,701
      Receivables, net ...............................................           29,254            20,302
      Inventories ....................................................            3,555               556
      Prepaid expenses ...............................................              556               367
      Deferred tax assets, current ...................................           45,078            45,078
      Other ..........................................................           35,383            28,320
                                                                           ------------      ------------
           Total current assets ......................................          132,923           175,880
Property and equipment, net ..........................................           18,187            14,934
Subscriber accounts and intangibles, net .............................          737,316           538,318
Goodwill and trademarks, net .........................................        1,053,136           682,180
Deferred tax assets ..................................................           29,568            26,158
Other ................................................................           13,408             9,174
                                                                           ------------      ------------
                                                                           $  1,984,538      $  1,446,644
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...............................................     $      7,109      $      6,235
      Accrued liabilities ............................................          110,062            83,200
      Purchase holdbacks .............................................           48,136            11,444
      Acquisition transition costs ...................................           15,529             7,469
      Current portion of long-term debt ..............................            8,800            21,217
      Borrowing from  parent .........................................          458,886                --
      Capital leases .................................................              574               490
      Customer deposits ..............................................              790                --
      Deferred revenue ...............................................           42,292            33,900
                                                                           ------------      ------------
           Total current liabilities .................................          692,178           163,955

Long-term debt, net of current portion ...............................          337,444           337,159
Capital leases, net of current portion ...............................              402               604
Deferred tax liability ...............................................           10,788            10,325
Other ................................................................            3,173               626

Commitments and contingencies ( See Note 7)

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000,000 authorized, none
    outstanding ......................................................               --                --
  Common Stock, $.01 par value, 150,000,000 shares authorized,
   83,800,808 and 83,362,938 shares issued and outstanding,
   respectively ......................................................              838               834
   Additional paid-in capital ........................................          988,464           983,082
   Accumulated  deficit ..............................................          (48,749)          (49,941)
                                                                           ------------      ------------
           Total stockholders' equity ................................          940,553           933,975
                                                                           ------------      ------------
                                                                           $  1,984,538      $  1,446,644
                                                                           ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (Dollar amounts in thousands, except for per share amounts)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
                                                                          (UNAUDITED)
Revenues:
      Monitoring and related services ......................     $     70,774      $     28,184
      Installation and other ...............................            6,021             4,392
                                                                 ------------      ------------
           Total revenues ..................................           76,795            32,576

Cost of revenues:
      Monitoring and related services ......................           20,073             7,653
      Installation and other ...............................            3,920               942
                                                                 ------------      ------------
           Total cost of revenues ..........................           23,993             8,595
                                                                 ------------      ------------

           Gross profit ....................................           52,802            23,981

Selling, general and administrative expense ................           19,435            14,996
Acquisition and transition expenses ........................            2,044                --
Amortization of intangibles and depreciation expense .......           21,429             7,850
                                                                 ------------      ------------
           Operating income ................................            9,894             1,135
Other income/expense:
      Interest expense, net ................................            6,555             8,087
      Interest expense to parent, net ......................            4,580                --
      Other ................................................           (3,229)              163
                                                                 ------------      ------------
                Income (loss) before income taxes ..........            1,988            (7,115)
Income tax (expense) benefit ...............................             (795)            2,846
                                                                 ------------      ------------
      Net income (loss) ....................................     $      1,193      $     (4,269)
                                                                 ============      ============

      Net income (loss) per common share ...................     $       0.01      $      (0.06)
                                                                 ============      ============




      Weighted average shares ..............................           83,460            68,673


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (dollar amounts in thousands)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------
                                                                               1998              1997
                                                                           ------------      ------------
                                                                                    (UNAUDITED)
Cash flow from operating activities:
Net income (loss) ....................................................     $      1,193      $     (4,269)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Amortization and depreciation ....................................           21,429             8,382
    Accretion of discount note interest ..............................            3,111                --
    Deferred income taxes ............................................            1,196                --
    Provision for doubtful accounts ..................................              562               521
Changes in assets and liabilities, net of effects of acquisitions:
    Receivables ......................................................           (4,162)            3,512
    Inventories ......................................................             (574)             (707)
    Prepaid expenses and deposits ....................................             (802)              215
    Accounts payable .................................................           (2,776)             (163)
    Accrued liabilities ..............................................            1,382           (2,682)
    Deferred revenue .................................................             (422)             (627)
    Other liabilities.................................................            1,911                --
                                                                           ------------      ------------
         Net cash provided by operating activities ...................           22,048             4,182
                                                                           ------------      ------------

Cash flows from investing activities:
    Purchase/Placement of Installed Security Systems .................          (64,703)           (3,356)
    Purchases of property and equipment ..............................           (3,896)             (352)
    Purchase of marketable securities ................................           (1,519)               --
    Purchase of Comsec ...............................................          (64,670)               --
    Purchase of Multimedia ...........................................         (209,360)               --
    Investment in Guardian ...........................................           (4,040)               --
                                                                           ------------      ------------
              Net cash used in investing activities ..................         (348,188)           (3,708)
                                                                           ------------      ------------

Cash flows from financing activities:
    Payments on long-term debt .......................................          (15,243)             (897)
    Funding from Parent ..............................................          277,198             1,501
    Stock options and warrants exercised .............................              505                --
                                                                           ------------      ------------
         Net cash provided by financing activities ...................          262,460               604
                                                                           ------------      ------------
         Net (decrease) increase in cash and cash equivalents ........          (63,680)            1,078
Cash and cash equivalents:
    Beginning of period ..............................................           75,556               262
                                                                           ------------      ------------
    End of period ....................................................     $     11,876      $      1,340
                                                                           ============      ============

Interest paid during the period ......................................     $      3,181      $         --
                                                                           ============      ============
Taxes paid during the period .........................................     $         --      $         --
                                                                           ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   BASIS OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION:

     Protection One, Inc., a Delaware corporation (Protection One or the Company) is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business subscribers in the United States. The accompanying unaudited consolidated financial statements include the accounts of Protection One and its wholly owned subsidiaries. As a result of the November 24, 1997 reverse purchase merger (the "Combination") between Protection One and the former Western Resources Security Business
(WRSB), the historical operating results presented for the quarter ended March 31, 1997 are those of WRSB.

     As of March 31, 1998, Protection One is an 82.2% owned subsidiary of Westar Capital, Inc. (Westar Capital), a wholly owned subsidiary of Western Resources, Inc. (WRI).

     The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.

     In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   PROPERTY AND EQUIPMENT:

     Property and equipment are summarized as follows:


                                                            MARCH 31, 1998     DECEMBER 31, 1997
                                                            --------------     -----------------
     Office equipment                                       $        8,313     $           5,690
     Furniture and fixtures                                          4,596                 4,009
     Data processing and telecommunication                           5,931                 4,634
     Other                                                           3,599                 3,777
                                                            --------------     -----------------
                                                                    22,439                18,110
     Less accumulated depreciation and amortization                  4,252                 3,176
                                                            --------------     -----------------
                                                            $       18,187     $          14,934
                                                            ==============     =================


     Included in furniture and fixtures at March 31, 1998 and December 31, 1997, are $980 and $452, respectively, of assets under capital leases. Virtually all property and equipment are depreciated over estimated useful lives ranging from five to ten years.

3.   SUBSCRIBER ACCOUNTS:

     Subscriber accounts (at cost) consist of the following:


                                                            MARCH 31, 1998     DECEMBER 31, 1997
                                                            --------------     -----------------
     Acquired subscriber accounts                           $      781,812     $         566,811
     Less accumulated amortization                                  44,496                28,493
                                                            --------------     -----------------
                                                            $      737,316     $         538,318
                                                            ==============     =================

     Reconciliation of activity for acquired subscriber accounts is as follows:


                                                            QUARTER ENDED         YEAR ENDED
                                                            MARCH 31, 1998     DECEMBER 31, 1997
                                                            --------------     -----------------
     Balance, beginning of period                           $      566,811     $         270,038
     Acquisition of subscriber accounts                            216,101               296,822
     Charges against acquisition holdbacks                          (1,100)                  (49)
                                                            --------------     -----------------

     Balance, end of period                                 $      781,812     $         566,811
                                                            ==============     =================


     In conjunction with certain purchases of subscriber accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired subscriber accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. As of March 31, 1998 and December 31, 1997, purchase holdbacks were $48,136 and $11,444 respectively.

4.   FINANCING:

     LONG TERM FINANCING:

     Long-term debt is comprised of the following:


                                                            MARCH 31, 1998     DECEMBER 31, 1997
                                                            --------------     -----------------
     Senior Subordinated Discount Notes                     $      195,038     $         191,926
     Convertible Senior Subordinated notes                         103,500               103,500
     Samco Financing                                                47,706                62,950
     Less current portion                                           (8,800)              (21,217)
                                                            --------------     -----------------
                                                            $      337,444     $         337,159
                                                            ==============     =================


Senior Subordinated Discount Notes

     The Senior Subordinated Discount Notes are unsecured subordinated obligations of the Company's wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Monitoring") limited to $166 million aggregate principal amount at maturity, and will mature on June 30, 2005. In connection with the Combination, the notes were restated to fair market value for book purposes reflecting a current market yield of approximately 6.4%. This resulted in bond premium being recorded to reflect the increase in value of the notes as a result of the decline in interest rates since the note issuance. The revaluation has no impact on the expected cash flow to existing noteholders.

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

Convertible Senior Subordinated Notes

     The Convertible Senior Subordinated Notes are unsecured subordinated obligations of Monitoring and rank equal to the Senior Subordinated Discount Notes. The Convertible Notes mature on September 15, 2003, and previously were convertible, at any time, into Common Stock at a price of $17.95 per share, subject to adjustment. Subsequent to the Combination, the Convertible Notes maintain a conversion price of approximately $11.19 per share.

     Interest on the Convertible Notes accrues at the rate of 6 3/4% per annum, payable in cash semiannually on March 15 and September 15 of each year, and commenced on March 15, 1997. The Convertible Notes are redeemable, at the Company's option, in whole or in part, at any time or from time to time, on or after September 19, 1999, and prior to maturity, upon not less than 30 days prior notice at certain specified redemption prices plus accrued and unpaid interest.

Samco Financing

     Rights to certain of the Company's security alarm monitoring contracts (the "Contracts") were previously sold to investors by Westinghouse Security (a predecessor to the Company for accounting purposes). For financial reporting purposes, the transaction was treated as a financing arrangement and the proceeds received were recorded as long-term debt. Generally, principal and interest payments on the debt consist of 65% of the monitoring revenue under the contracts. Subject to minimum requirements, the Company has the right but not the obligation to repurchase the Contracts at a fair market value price. During February 1998, the Company exercised its rights and retired one of the three outstanding tranches at a purchase price of approximately $15.2 million.

SHORT TERM FINANCING:

Revolving Credit Facility

     At December 31, 1997, Protection One had a $100 million revolving credit facility (the "Revolving Credit Facility") which was to mature in January 2000. Borrowings under the Revolving Credit Facility bear interest at the lesser of the bank's prime rate plus 1.00% or LIBOR plus 2.5%. Borrowings made under the Revolving Credit Facility were collateralized by substantially all of the Company's assets. The outstanding balance of the Revolving Credit Facility was paid on November 25, 1997, with proceeds from the Combination. The facility was terminated in February 1998.

Borrowing from Parent

     As of March 31, 1998, Protection One had $458,886 in short-term debt payable to Westar Capital, which bears interest at 6 11/16% and is due June
1, 1998. The borrowings were composed of a $274,000 working capital loan, which was used for the purchase of Multimedia and Comsec (each as defined), as well as a $184,886 note, which was used for the purchase of Network (as defined). As of April 1, 1998, the Company entered into a $600 million senior credit facility with Westar Capital to refinance such promissory note and to replace a previous credit facility ("the "Senior Credit Facility.")

5.   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY:

     At March 31, 1998, Protection One owned common stock and preferred stock representing a 43% ownership in Guardian International, Inc. ("Guardian") at an aggregate cost of $13 million. Since Protection One does not exercise control over Guardian's operations, Protection One accounts for the investment under the equity method of accounting, recognizing the proportionate share of income or losses of Guardian. For the three months ended, March 31, 1998, Protection One's equity in the loss of Guardian was $95. For the three months ended March 31, 1998, Protection One received $135 of preferred dividends in the form of additional preferred stock.

6.   MERGERS AND ACQUISITIONS:

     On February 4, 1998, Protection One announced its decision to exercise its option to purchase Network Multi-Family Security Corporation ("Network"), the leading provider of security alarm monitoring to multi-family dwellings with approximately 200,000 subscribers. Pursuant to the terms of the option, Protection One purchased Network, effective January 1, 1998, for a purchase price of approximately $180 million. On March 2, 1998, Protection One completed the acquisition of 147,000 subscribers and related assets of Multimedia Security Services, Inc. ("Multimedia") for a purchase price of approximately $233 million. On March 17, 1998, Protection One completed the acquisition of Comsec Narragansett Security, Inc. ("Comsec") for a cash purchase price of approximately $45 million and the assumption of $15 million of debt, which was paid off at closing. The Company funded these acquisitions with promissory note financing provided by Westar Capital.

     The following table shows the net cash paid for the above acquisitions:

                                        Network
                         Comsec       Multi-Family          Multimedia           Total
                         -------      ------------          ----------          --------
Assets acquired          $92,092        $185,961            $270,254            $548,307
Liabilities assumed      (26,443)       (185,961)            (60,894)           (273,298)
                         -------        --------            --------            --------
Cash paid                 65,649              --             209,360             275,009

Less: cash acquired         (979)             --                  --                (979)
                         -------        --------            --------            --------
Net cash paid            $64,670        $     --            $209,360            $274,030
                         =======        ========            ========            ========

     The following unaudited pro forma consolidated results of operations for the quarters ended March 31, 1998 and 1997, assume these material acquisitions occurred as of the beginning of the respective years:


                                                              PRO FORMA
                                                            QUARTER ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        1998            1997
                                                     ----------      ----------
     Revenue                                            $91,868         $88,745

     Net loss before tax                                 (1,269)        (16,796)
                  Per share                                (.02)           (.24)

     Net loss                                              (774)        (10,246)
                  Per share                                (.01)           (.15)


     The pro forma financial information is not necessarily indicative of the results of operations had the entities been combined for the entire period nor do they purport to be indicative of results which will be obtained in the future. The acquisitions have been accounted for under the purchase accounting method and asset and liabilities have been recorded as estimates of fair market values based on preliminary purchase price allocations.

7.   COMMITMENTS AND CONTINGENCIES:

     The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under noncancelable operating leases are as follows:


     Years ending December 31,
          1998                                  $ 6,592
          1999                                    4,874
          2000                                    3,452
          2001                                    2,794
          2002                                    2,504
          Thereafter                              6,438
                                                -------
                                                $26,654
                                                =======

     On January 8, 1997, Innovative Business Systems, Ltd. ("IBS") filed suit against Western Resources, Westinghouse Electric Corporation ("WEC"), Westinghouse Security Systems, Inc. ("WSS") and WestSec in Dallas County, Texas district court. (Cause No. 97-00184) alleging, among other things, breach of contract against WEC and interference with contract against Western Resources and WestSec in connection with the sale by WEC of the assets of WSS to Western Resources and WestSec. IBS claims that WEC improperly transferred software owned by IBS to Western Resources and WestSec and that Western Resources and WestSec are not entitled to its use. Western Resources and WestSec have demanded that WEC defend and indemnify them. WEC, Western Resources and WestSec have denied IBS' allegations and are vigorously defending them. Management does not believe the ultimate disposition of the matter will have a material adverse impact on the Company's overall financial condition or results of operations.

     The Company is a party to claims and matters of litigation incidental to the normal course of its business. The ultimate outcome of these matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of these matters will not have a material adverse effect upon the Company's combined financial position or results of operations.


8.   SUBSEQUENT EVENTS:

On April 17, 1998, Protection One filed with the Securities and Exchange Commission a shelf registration on Form S-3 related to $400 million of equity and/or debt securities to be issued by the Company from time to time as determined by market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise indicated or the context otherwise requires, reference to "Protection One" or "the Company" are to Protection One, Inc., a Delaware corporation, and its direct and indirect, wholly owned subsidiaries; "POI" means solely Protection One, Inc., excluding its subsidiaries; "Monitoring" means Protection One Alarm Monitoring, Inc., a direct, wholly owned subsidiary of Protection One, Inc.; "WestSec" means WestSec, Inc., a Kansas corporation and wholly owned subsidiary of Monitoring; "Westar" means Westar Security, Inc. a Kansas corporation and wholly owned subsidiary of POI. POI's sole assets are, and POI operates solely through, its investments in Monitoring and Westar and its other wholly owned subsidiaries. "Combination" means the transaction consummated on November 24, 1997 in which the Company combined with WestSec and Westar.

     Certain matters discussed in this Item 2 are "forward looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of statement includes such words as the Company or its management "believes," "expects," "anticipates" or other words of similar import. Similarly, statements herein that describe the Company's objectives, plans or goals are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Information with respect to these risks and uncertainties is included in POI's prospectus supplement dated May, 1998, which information is incorporated herein by reference.

OVERVIEW

         Protection One is a leading provider of security alarm monitoring and related services in the United States, with approximately 1.2 million subscribers as of May 1998. The Company has grown rapidly by participating in both the expansion and the consolidation of the security alarm monitoring industry.

         Protection One's revenues consist primarily of recurring payments for monitoring and related services. Protection One monitors digital signals communicated by security systems installed at subscribers' premises. Security systems are designed to detect burglaries, fires and other events. Through a network of approximately 60 service branches, the Company provides repair of security systems and, in select markets, armed response to verify that an actual emergency, rather than a false alarm, has occurred.

         The Company provides its services to the residential, commercial and wholesale segments of the alarm monitoring market. The Company believes the residential segment, which represents in excess of 80% of its customer base, is the most attractive because of its growth prospects, gross margins and size. Of the Company's customer base, approximately 62% reside in single-family households and approximately 19% reside in multi-family complexes such as apartments and condominiums. Commercial subscribers represent 12% of the customer base and subscribers served by independent alarm dealers that subcontract monitoring services to the Company represent 7% of the customer base. Protection One intends to grow its presence in each of these key market segments, although the residential market remains the most important for the Company's growth strategy.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

          GENERAL. Results for the three months ended March 31, 1998 (the "first quarter of 1998") reflect the operations of Protection One following the Combination and the 1998 Acquisitions (as defined), while results for the comparable period in 1997 reflect only the operations of Westar and WestSec. During the first quarter of 1998, the Company completed three significant acquisitions. Effective January 1, 1998, the Company acquired Network Multi-Family Security Corporation ("Network"), the largest provider of security alarm monitoring to multi-family dwellings with approximately 200,000 subscribers. On March 2, 1998, the Company acquired 147,000 subscribers and related assets of Multimedia Security Services, Inc ("Multimedia') and on March 17, 1998, the Company completed the acquisition of Comsec Narragansett Security, Inc. ("Comsec"), with its 30,000 subscribers. The acquisitions of Comsec, Multimedia and Network are referred to as the "1998 Acquisitions." As a result, in accordance with applicable purchase accounting rules, results for the first quarter of 1998 include the financial results of Network for the entire period, Multimedia since March 2, 1998 and Comsec since March 17, 1998. Increases in revenues and expense items discussed below are attributable to three factors, as appropriate: (i) changes in the financial results of Westar and WestSec; (ii) the Combination; and (iii) the 1998 Acquisitions. Discussion of results in future periods may not include specific discussion of contributions from the 1998 Acquisitions or the Combination due to the integration of financial reporting.

         REVENUES for the first quarter of fiscal 1998 increased by approximately $44.2 million, or 135.7%, to $76.8 million from $32.6 million for the comparable period in 1997 (the "first quarter of fiscal 1997"). Monitoring and related services revenues increased by approximately $42.6 million, or 151.1%. Substantially all of the increase is due to the Combination and approximately 10% of such increase is due to the 1998 Acquisitions. Installation and other revenues increased by $1.6 million, or 37.1% to $6.0 million from $4.4 million, reflecting a decrease in Westar and WestSec installation revenues, offset by additional installation revenues from the 1998 Acquisitions. The decline in Westar and WestSec installation revenues reflects the Company's conversion of substantially all sales and installation activities previously conducted by an internal sales force to the Dealer Program.

         COST OF REVENUES for the first quarter of fiscal 1998 increased by approximately $15.4 million, or 179.1%, to $24.0 million from $8.6 million. Cost of revenues as a percentage of total revenue increased to 31.2% for the first quarter of fiscal 1998 from 26.4% for the comparable period in 1997. Monitoring and related services expenses increased by approximately $12.4 million, or 162.3%, primarily due to the Combination. Monitoring and related services expenses as a percentage of monitoring and related services revenues increased to 28.4% for the first quarter of fiscal 1998 from 27.2% in the comparable period in 1997, due to the addition of several service centers resulting from acquisition activity, as well as a decline in MRR per subscriber. The decline in MRR per subscriber reflects the addition of multi-family subscribers from Network, which subscribers carry an average MRR of approximately $10.00. Other cost of revenues increased by $3.0 million, or 316%, reflecting primarily additional installation activities from the 1998 Acquisitions.

         GROSS PROFIT for the first quarter of fiscal 1998 was approximately $52.8 million, representing an increase of $28.8 million, or 120.2%, over the $24.0 million of gross profit recognized in the comparable period in fiscal 1997. Such increase is primarily due to the Combination and the 1998 Acquisitions. Gross profit as a percentage of total revenues was 68.8% for the first quarter of fiscal 1998 compared to 73.6% for the comparable period in 1997. The decline in gross profit as a percentage of revenues is due to the cost of revenues factors noted above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") rose to $19.4 million in the first quarter of fiscal 1998, an increase of approximately $4.4 million, or 29.6%, over S,G&A in the comparable period in 1997. Substantially all of the increase is due to the Combination and the 1998 Acquisitions. Such figure as a percentage of total revenues decreased from 46.0% in the first quarter of fiscal 1997 to 25.3% in the first quarter of fiscal 1998. The substantial decline in S,G&A as a percentage of total revenues reflects the significant reduction in Westar and WestSec installation activities, as well as the integration of branch operations and corporate administrative functions pursuant to the Combination.

         ACQUISITION AND TRANSITION EXPENSES for the first quarter of fiscal 1998 totaled $2.0 million, as compared to no expenses in the comparable period in 1997. The Company expects acquisition and transition expenses to increase in future periods due to the Company's efforts to integrate the 1998 Acquisitions and to support the national expansion of its Dealer Program.

         AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE was $21.4 million for the first quarter of fiscal 1998, an increase of $13.6 million, or 173.0% over $7.9 million in the comparable period in 1997. The increase is due primarily to the Combination and the 1998 Acquisitions, which transactions caused the Company to record the acquired net assets at fair value and the excess purchase price, if any, over book value as goodwill. As a result of the Combination, Protection One recorded approximately $464.0 million of goodwill. Subsequently, the Company added approximately $161.1 million to subscriber intangibles and $352.2 million to goodwill in connection with the 1998 Acquisitions. The Company anticipates amortization of intangibles and depreciation expense to increase substantially in the second quarter of 1998, reflecting the impact of the acquisitions of Comsec and Multimedia for the entire quarter.

         OTHER INCOME (EXPENSE) totaled $(7.9) million of expense in the first quarter of 1998, as compared to $(8.3) million of expense in the comparable period in 1997. Interest expense increased to $11.1 million during the period, reflecting additional borrowings to complete the 1998 Acquisitions, offset by repayment of borrowings in connection with the Combination. Interest expense was reduced by other income of $3.2 million during the first quarter of 1998, reflecting a gain on repurchase of certain contracts (see Note 4 of Notes to Consolidated Financial Statements.)

         BALANCE SHEET DATA. At March 31, 1998, the Company's working capital deficit was $100.4 million (excluding the short-term debt due to a subsidiary of Western Resources, Inc. of $458.9 million) compared to a working capital surplus of $11.9 million at December 31, 1997. This increase in the working capital deficit of $112.3 million is primarily due to a decrease in cash and cash equivalents of $63.7 million, increases in purchase holdbacks of $ 36.7 million, accrued liabilities of $26.9 million, deferred revenues of $8.4 million and acquisition transition costs of $8.1 million offset by increases in receivables of $9.0, other assets of $7.1 million and inventory of $3.0 million. Goodwill and trademarks and subscriber accounts and intangibles, net increased to $1.8 billion at March 31, 1998 from $1.2 billion at December 31, 1997. This increase of approximately $572.8 million, or 46.9% reflects the addition of approximately 375,000 subscribers in the 1998 Acquisitions. Total stockholders' equity increased approximately $6.6 million to $940.6 million from $934.0 million. The increase in such figure reflects the issuance of approximately $4.9 million of common stock in connection with an acquisition and net income for the three months ended March 31, 1998 of $1.2 million.


LIQUIDITY AND CAPITAL RESOURCES

         General. The Company has financed its operations and growth primarily from operating cash flows, supplemented by advances from its parent, Western Resources, Inc. ("Western Resources").

         Recent Developments. On November 24, 1997, pursuant to the
Contribution Agreement, Protection One received $367.4 million of cash and securities from Western Resources, and made the following disbursements, either concurrently with or within several days of the closing of the Combination: (i) $114.1 million to make a cash distribution to holders of record of Common Stock as of November 24, 1997, holders of options to purchase Common Stock and holders of certain warrants exercisable for Common Stock; (ii) $94.4 million to pay the cash purchase price of Centennial Security Holdings, Inc.; and (iii) $61.6 million to repay borrowings under its revolving credit facility. The remaining $97.3 included $14.8 million of marketable securities, which amount included common and preferred shares in Guardian International, Inc., and $82.5 million of cash.

         The amounts contributed have substantially enhanced the Company's liquidity. In addition, the Company believes the issuance of 68.7 million shares of Common Stock to Western Resources has improved its access to public equity markets. The Company intends to use cash flow provided by operations, cash on hand, funding by Western Resources, and capital raised in debt and equity offerings, as needed, to fund its ongoing operations and growth activities. The Company believes that cash required to fund its growth activities will continue to exceed cash flow provided by operations for the foreseeable future.

         On February 4, 1998, Protection One announced its decision to exercise its option to purchase Network, the leading provider of security alarm monitoring to multi-family dwellings, with approximately 200,000 subscribers. Pursuant to the terms of the option, Protection One purchased Network, effective January 1, 1998, for a purchase price of approximately $180 million. On March 2, 1998 Protection One completed the acquisition of 147,000 subscribers and related assets of Multimedia for a purchase price of approximately $233 million. On March 17, 1998, Protection One completed the acquisition of Comsec for a cash purchase price of approximately $45 million and the assumption of $15 million of debt. The Company funded these acquisitions with promissory note financing by Westar Capital, Inc. ("Westar Capital"), a wholly owned subsidiary of Western Resources.

         Material Commitments. The Company has several long-term commitments. The 6 3/4% Senior Subordinated Convertible Notes (the "Convertible Notes"), which total $103.5 million in aggregate principal amount, mature on September 15, 2003, and the Company must make a payment of $166.0 million on September 30, 2005, at the maturity of the 13 5/8% Senior Subordinated Discount Notes ("the Discount Notes"). Cash interest payable on the Convertible Notes and Discount Notes will total $18.3 million in 1998 and $29.6 million thereafter until maturity. (See Note 4 of Protection One, Inc. Notes to Consolidated Financial Statements, for further information regarding the Convertible Notes and Discount Notes.) In addition, Protection One has assumed, as part of the Combination, approximately $60 million of the WestSec indebtedness from agreements entered into by WSS, of which approximately $26 million is payable in 1998 and $34 million in 1999. Under the agreements, Protection One monitors and services the subscriber accounts for which certain rights were transferred to a third party. Protection One has the right, but not the obligation, to purchase the rights to the contracts as the underlying third party notes mature. The Company made payments of approximately $15.2 million in February 1998 to repurchase a portion of such contracts.

         As discussed above, Westar Capital extended two promissory notes to the Company to enable it to fund the 1998 Acquisitions. The 6 11/16% promissory notes had an aggregate principal amount of $458.9 million at March 31, 1998 and were due June 1, 1998. As of April 1, 1998, the Company converted its promissory notes into a $600 million senior credit facility with Westar Capital ("the Senior Credit Facility.") The Company may borrow, subject to certain financial covenants and restrictions, at varying interest rates ranging from LIBOR plus 1.125% to the Prime Rate plus 1.125%. The Senior Credit Facility matures on March 30, 1999.

         The Company generated $22.0 million of net cash provided by operating activities for the three months ended March 31, 1998, compared to the $4.2 million net cash provided by operating activities in the three months ended March 31, 1997. The increase in net cash provided by operating activities reflects the Company's substantial growth in due to the Combination and, to a lesser extent, the 1998 Acquisitions.

         The Company used $348.2 million of net cash in investing activities compared to the use of $3.7 million for the comparable period in 1997. Investing activities during the three months ended March 31, 1998 included the acquisition of Comsec and Multimedia as well as dealer program purchases.

         The Company generated $262.5 million of net cash through financing activities for the three months ended March 31, 1998 compared to generating $0.6 million for the three months ended March 31, 1997. The Company received funding of approximately $277.2 million from Westar Capital and reduced other indebtedness by approximately $15.2 million.

         The indentures governing the Discount Notes and Convertible Notes contain certain restrictions on the transfer of Company funds, including dividends, loans and advances made by the Company. The Company believes such restrictions have not had and will not have a significant impact on the Company's ability to meet its cash obligations.

         Capital Expenditures. The Company anticipates making capital expenditures in 1998 of approximately $22.5 million, including $5.0 million to upgrade branch operations, $12.5 for integration activities, and $5.0 million for service center improvements and other capital items.

         Tax Matters. As a result of the Combination, Protection One will be consolidated into future returns filed by its parent, WRI. The two parties have entered into a tax sharing agreement, whereby WRI will make cash payments to the Company for current tax benefits utilized for income tax return purposes and will require cash payments from the Company for current tax expenses incurred for income tax return purposes. This arrangement has allowed Protection One to provide a current tax benefit for the year ended December 31, 1997 as well as the quarter ended March 31, 1998.

         On a go-forward basis, if and when the Company, or its parent, generates income for tax return purposes, it will proportionately over time utilize existing net operating loss carryforwards in amounts up to approximately $50 million. Currently, the deferred tax assets related to the net operating loss carryforwards are fully reserved due to uncertainty as to their future realizability. However, when net operating loss carryforwards are utilized, the relief of the corresponding reserve will not create a benefit, but, as required by generally accepted accounting principles, will reduce the Company's goodwill balances. The net financial statement of this treatment will cause the Company to recognize deferred tax expense it might otherwise not recognize.


YEAR 2000 ISSUE

         The Company is reviewing its computer and signal processing systems to identify and correct any components that could be affected by the change of the date to January 1, 2000 (the "Year 2000 Issue".) Results of the review thus far indicate that key infrastructure components including processing systems, application software and telecommunications systems are unaffected by the Year 2000 Issue. The Company will continue its review until January 1, 2000, particularly with respect to acquisitions of security businesses that include additional computer systems and equipment. In addition, changes in the state of compliance or preparedness within companies that provide services or equipment to the Company will require the Company to continue its evaluation. Based on its ongoing review, management believes the Year 2000 Issue does not pose material operational problems and the cost associated with the assessment of risk and the execution of corrective action will not be material.

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          None.


ITEM 2.   CHANGES IN SECURITIES.

         Pursuant to an Asset Purchase Agreement dated as of March 13, 1998 (the "Asset Purchase Agreement") with Central Security Corporation and Ronald H. Cats, on March 13, 1998, Protection One Alarm Monitoring, Inc. ("Monitoring") purchased substantially all of the assets of the business. As a part of the consideration for the acquisition, Monitoring delivered to the sole stockholder an aggregate of 379,767 shares of Common Stock ("the Shares") newly issued by POI, which number was derived by dividing $4,865,765 by an average of the closing price of the Common Stock on the Nasdaq National Market during the period of the 10 most recent trading days on the second day prior to the signing of the Asset Purchase Agreement with Mr. Cats.

         The offer and sale of the Shares was not registered under the Securities Act in reliance on Section 4(2) thereof and Rule 506 thereunder. Mr. Cats certified to POI that he is an "accredited investor" as such term is defined in Rule 501 under the Securities Act and was otherwise able to bear the economic risk of the investment, and was provided with registration statements and reports of, and access to information concerning, POI. No underwriter participated in the offer or sale of any of these securities and no underwriter's fees or commissions were paid.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          Exhibits. The following exhibits are filed with this Current Report on Form 10-Q or incorporated by reference.


Exhibit Number                    Exhibit Description

     10.1 Promissory Note dated as of March 2, 1998 between Westar Capital, Inc., and Protection One Alarm Monitoring Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by POI and Monitoring dated March 17,
                  1998).

     10.2 Assignment, Assumption, and Guaranty Agreement dated as of January 1, 1998 between Westar Capital, Inc. and Protection One Alarm Monitoring, Inc. whereby Westar Capital assigned its interest in Network Holdings, Inc. to Protection One Alarm Monitoring, Inc.*

     10.3 Asset Purchase Agreement Among Multimedia Security Service, Inc., Multimedia Cablevision, Inc. and Protection One Alarm Monitoring, Inc. Dated January 15, 1998.*

     27.1         Financial Data Schedule.*

----------
* Filed herewith


(b)      Form 8-K.

         8-K filed January 21, 1998 reporting in Item 5 of the Form 8-K, registrant's agreement to acquire the assets of Multimedia Security Services, Inc. (incorporated by reference thereto.)

         8-K filed January 26, 1998 reporting in Item 4 of the Form 8-K , a change in the registrant's certifying accountants to Arthur Andersen L.L.P. (incorporated by reference thereto.)

         8-K/A filed February 6, 1998, amending the 8-K filed January 26, 1998 by attaching in Item 7, a letter from Coopers & Lybrand, L.L.P. re:
         Change in Certifying Accountants (incorporated by reference thereto.)

         8-K filed February 12, 1998, reporting in Item 2 of the Form 8-K, registrant's acquisition of the stock of Network Holdings, Inc. (incorporated by reference thereto.)

         8-K filed March 17, 1998, reporting in Item 2 of the Form 8-K, registrant's acquisition of the stock of Comsec Narragansett Security, Inc. (incorporated by reference thereto.)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

May 6, 1998                            PROTECTION ONE, INC.
                                       PROTECTION ONE ALARM MONITORING, INC.


                                       By: /s/       John W. Hesse
                                           -------------------------------------
                                                     John W. Hesse
                                                Executive Vice President
                                               and Chief Financial Officer

                                  Exhibit List

Exhibit Number                      Exhibit Description
--------------                      -------------------


     10.2 Assignment, Assumption, and Guaranty Agreement dated as of January 1, 1998 between Westar Capital, Inc. and Protection One Alarm Monitoring, Inc. whereby Westar Capital assigned its interest in Network Holdings, Inc. to Protection One Alarm Monitoring, Inc.

     10.3 Asset Purchase Agreement Among Multimedia Security Service, Inc., Multimedia Cablevision, Inc. and Protection One Alarm Monitoring, Inc. Dated January 15, 1998.

     27.1         Financial Data Schedule.


----------