Form 10-Q
period 1998-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1998-08-03
CIK 916230, 916310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    ---------


                    0-24780                                                    33-73002-01
            (Commission File Number)                                     (Commission File Number)

              PROTECTION ONE, INC.                                PROTECTION ONE ALARM MONITORING, INC.
              --------------------                                -------------------------------------
           (EXACT NAME OF REGISTRANT                                    (EXACT NAME OF REGISTRANT
          AS SPECIFIED IN ITS CHARTER)                                 AS SPECIFIED IN ITS CHARTER)

                    Delaware                                                     Delaware
                    --------                                                     --------
          (State or Other Jurisdiction                                 (State or Other Jurisdiction
       of Incorporation or Organization)                            Of Incorporation or Organization)

                   93-1063818                                                   93-1064579
                   ----------                                                   ----------
      (I.R.S. Employer Identification No.)                         (I.R.S. Employer Identification No.)

             6011 Bristol Parkway,                                        6011 Bristol Parkway,
         Culver City, California 90230                                Culver City, California 90230
         -----------------------------                                -----------------------------
    (Address of Principal Executive Offices,                     Address of Principal Executive Offices,
              Including Zip Code)                                          Including Zip Code)

                 (310) 342-6300                                               (310) 342-6300
                 --------------                                               --------------
        (Registrant's Telephone Number,                              (Registrant's Telephone Number,
              Including Area Code)                                         Including Area Code)



    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of July 31, 1998, Protection One, Inc. had outstanding 126,609,781 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             (Dollar amounts in thousands, except for share amounts)


                                                                  JUNE 30,         DECEMBER 31,
                                                                    1998              1997
                                                                 ----------        -----------
                                                                (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents.........................         $   17,449        $   75,556
      Marketable securities.............................             19,658             5,701
      Receivables, net..................................             31,153            20,302
      Inventories.......................................              4,957               556
      Prepaid expenses..................................                986               367
      Deferred tax assets, current......................             32,715            45,078
      Other.............................................             32,198            28,320
                                                                 ----------        ----------
           Total current assets.........................            139,116           175,880
Property and equipment, net.............................             30,408            14,934
Subscriber accounts and intangibles, net................            796,537           538,318
Goodwill and trademarks, net............................          1,114,089           682,180
Deferred tax assets.....................................             28,041            26,158
Other...................................................             13,467             9,174
                                                                 ----------        ----------
                                                                 $2,121,658        $1,446,644
                                                                 ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable..................................         $   10,487        $    6,235
      Accrued liabilities...............................             96,534            83,200
      Purchase holdbacks................................             56,159            11,444
      Acquisition transition costs......................             16,784             7,469
      Current portion of long-term debt.................             22,040            21,217
      Borrowing from  parent............................            256,184                --
      Capital leases....................................                527               490
      Customer deposits.................................                450                --
      Deferred revenue..................................             47,641            33,900
                                                                 ----------        ----------
           Total current liabilities....................            506,806           163,955

Long-term debt, net of current portion..................            261,764           337,159
Capital leases, net of current portion..................                326               604
Deferred tax liability..................................              2,263            10,325
Other...................................................              2,255               626


Stockholders' equity:
   Preferred stock, $.10 par value, 5,000,000 authorized,
       none outstanding.................................                 --                --
  Common Stock, $.01 par value, 150,000,000 shares
       authorized, 126,597,901 and 83,362,938 shares
       issued and outstanding, respectively.............              1,266               834
   Additional paid-in capital...........................          1,389,759           983,082
   Accumulated  deficit.................................            (42,781)          (49,941)
                                                                 ----------        ----------
           Total stockholders' equity...................          1,348,244           933,975
                                                                 ----------        ----------
                                                                 $2,121,658        $1,446,644
                                                                 ==========        ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

       (Dollar and share amounts in thousands, except for per share amounts)


                                                      SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                        1998           1997
                                                    -----------     -----------
                                                            (UNAUDITED)
Revenues:
      Monitoring and related services ..........    $   158,223     $    55,704
      Installation and other ...................         15,613           8,210
                                                    -----------     -----------
           Total revenues ......................        173,836          63,914

Cost of revenues:
      Monitoring and related services ..........         44,756          15,655
      Installation and other ...................         10,717           2,021
                                                    -----------     -----------
           Total cost of revenues ..............         55,473          17,676
                                                    -----------     -----------
           Gross profit ........................        118,363          46,238

Selling, general and administrative expense ....         39,692          30,915
Acquisition and transition expenses ............          4,483            --
Amortization of intangibles and depreciation
  expenses .....................................         50,323          16,909
                                                    -----------     -----------
           Operating income (loss) .............         23,865          (1,586)
Other (income) expense:
      Interest expense, net ....................         13,423          16,226
      Interest expense to parent, net ..........         11,479            --
      Other ....................................        (13,414)            334
                                                    -----------     -----------
           Income (loss) before income taxes and
                   extraordinary gain ..........         12,377         (18,146)
Income tax (expense) benefit ...................         (6,808)          7,258
                                                    -----------     -----------
Net income before extraordinary gain ...........          5,569         (10,888)
Extraordinary gain, net of taxes ...............          1,591            --
                                                    -----------     -----------
     Net income (loss) .........................    $     7,160     $   (10,888)
                                                    ===========     ===========

Earnings per common share (basic and fully
       diluted):
      Income (loss) before extraordinary gain
                   per common loss .............    $      0.06     $     (0.16)
      Extraordinary gain per common share ......           0.02            --
                                                    -----------     -----------
      Net income (loss) per common share .......    $      0.08     $     (0.16)
                                                    ===========     ===========
      Weighted average shares ..................         89,366          68,673


       The accompanying notes are an integral part of these consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

      (Dollar and share amounts in thousands, except for per share amounts)


                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                        1998             1997
                                                     -----------     -----------
                                                             (UNAUDITED)
Revenues:
      Monitoring and related services ...........    $    87,449     $    27,520
      Installation and other ....................          9,592           3,818
                                                     -----------     -----------
           Total revenues .......................         97,041          31,338

Cost of revenues:
      Monitoring and related services ...........         24,682           8,002
      Installation and other ....................          6,798           1,080
                                                     -----------     -----------
           Total cost of revenues ...............         31,480           9,082
                                                     -----------     -----------
           Gross profit .........................         65,561          22,256

Selling, general and administrative expense .....         20,258          15,918
Acquisition and transition expenses .............          2,439            --
Amortization of intangibles and depreciation
  Expenses ......................................         28,893           9,059
                                                     -----------     -----------
           Operating income (loss) ..............         13,971          (2,721)
Other (income) expense:
      Interest expense, net .....................          6,868           8,139
      Interest expense to parent, net ...........          6,899            --
      Other .....................................        (10,185)            171
                                                     -----------     -----------
          Income (loss) before income taxes and
                  extraordinary gain ............         10,389         (11,031)
Income tax (expense) benefit ....................         (6,013)          4,412
                                                     -----------     -----------
Net income before extraordinary gain ............          4,376          (6,619)
Extraordinary gain, net of taxes ................          1,591            --
                                                     -----------     -----------
      Net income (loss) .........................    $     5,967     $    (6,619)
                                                     ===========     ===========

Earnings per common share (basic and fully
         diluted):
      Income (loss) before extraordinary gain per
                  common share ..................    $      0.04     $     (0.10)
      Extraordinary gain (loss) per
                  common share ..................           0.02            --
                                                     -----------     -----------
      Net income (loss) per common share ........    $      0.06     $     (0.10)
                                                     ===========     ===========
      Weighted average shares....................         94,318          68,673





        The accompanying notes are an integral part of these consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)


                                                              SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------
                                                                1998             1997
                                                            ------------     ------------
                                                                     (UNAUDITED)
    Cash flow from operating activities:
    Net income (loss) ..................................    $      7,160     $    (10,888)
    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
        Extraordinary gain .............................          (1,591)            --
        Accretion of discount note interest ............           6,273             --
        Amortization and depreciation ..................          50,323           16,909
        Provision for doubtful accounts ................           1,705            1,353
    Changes in assets and liabilities, net of effects
        of acquisitions:
        Receivables ....................................          12,019           (9,661)
        Inventories ....................................            (988)             919
        Prepaid expenses and other .....................          (2,363)             (38)
        Accounts payable ...............................          (2,065)           4,908
        Accrued expense ................................         (17,964)          15,339
        Deferred revenue ...............................           2,569              970
        Deferred income tax liability ..................           2,418             --
        Other liabilities ..............................            --             (3,201)
                                                            ------------     ------------
             Net cash provided by operating activities .          57,496           16,610
                                                            ------------     ------------

    Cash flows from investing activities:
        Purchase/placement of installed security systems        (126,589)         (21,134)
        Purchases of property and equipment ............          (8,576)          (1,223)
        Purchase of marketable securities ..............         (13,956)            --
        Acquisition of alarm companies, net of cash ....        (361,039)            --
        Investment in Guardian .........................          (4,090)            --
                                                            ------------     ------------
              Net cash used in investing activities ....        (514,250)         (22,357)
                                                            ------------     ------------

    Cash flows from financing activities:
        Proceeds from equity offering ..................         402,741             --
        Payments on long-term debt .....................         (79,221)          (1,404)
        Capitalized loan fees ..........................             (72)            --
        Cash funding from parent .......................          74,496            7,938
        Stock options and warrants exercised ...........             703             --
                                                            ------------     ------------
             Net cash provided by financing activities .         398,647            6,534
                                                            ------------     ------------

             Net (decrease) increase in cash and cash
                equivalents ............................         (58,107)             787
    Cash and cash equivalents:
        Beginning of period ............................          75,556              262
                                                            ------------     ------------
        End of period ..................................    $     17,449     $      1,049
                                                            ============     ============

Interest paid during the period ........................    $      3,700     $       --
                                                            ============     ============
Taxes paid during the period ...........................    $       --       $       --
                                                            ============     ============



        The accompanying notes are an integral part of these consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

             (DOLLAR AMOUNTS IN THOUSAND, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION:

    Protection One, Inc., a Delaware corporation (Protection One or the Company) is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business subscribers in North America and the United Kingdom. The accompanying unaudited consolidated financial statements include the accounts of Protection One and its wholly owned subsidiaries. As a result of the November 24, 1997 reverse purchase merger (the "Combination") between Protection One and the former Western Resources Security Business (WRSB), the historical operating results presented for the quarter and six months ended June 30, 1997 are those of WRSB.

    As of June 30, 1998, Protection One is an approximately 85% owned subsidiary of Westar Capital, Inc. (Westar Capital), a wholly owned subsidiary of Western Resources, Inc. (Western Resources).

    The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.

    In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  MARKETABLE SECURITIES:

    As of June 30, 1998, the company maintained equity marketable securities totaling approximately $20 million. Management has determined that such securities are "Available-for-Sale" securities in accordance with SFAS 115 Accounting for Certain Investments in Debt and Equity Securities. Accordingly, any unrealized holding gains and losses should be excluded from earnings and reported as a component of Other Comprehensive Income. For the three months and six months ended June 30, 1998, unrealized holding gains and losses are immaterial and, as such, no presentation of Comprehensive Income is made in the accompanying unaudited interim Consolidated Financial Statements


3.  PROPERTY AND EQUIPMENT:

    Property and equipment are summarized as follows:


                                                    JUNE 30, 1998       DECEMBER 31, 1997
                                                  -----------------     -----------------
Office equipment                                  $           8,404     $           5,690
Furniture and fixtures                                        5,425                 4,009
Data processing and telecommunication                        16,515                 4,634
Other                                                        12,007                 3,777
                                                  -----------------     -----------------
                                                             42,351                18,110
Less accumulated depreciation and amortization              (11,943)               (3,176)
                                                  -----------------     -----------------
                                                  $          30,408     $          14,934
                                                  =================     =================


    Included in furniture and fixtures at June 30, 1998 and December 31, 1997, are $342 and $452, respectively, of assets under capital leases. Virtually all property and equipment are depreciated over estimated useful lives ranging from five to ten years.

4.  SUBSCRIBER ACCOUNTS:

    Subscriber accounts (at cost) consist of the following:


                                   JUNE 30, 1998       DECEMBER 31, 1997
                                 -----------------     -----------------
Acquired subscriber accounts     $         867,407     $         566,811

Less accumulated amortization              (70,870)              (28,493)
                                 -----------------     -----------------

                                 $         796,537     $         538,318
                                 =================     =================

    Reconciliation of activity for acquired subscriber accounts is as follows:


                                          SIX MONTHS ENDED        YEAR ENDED
                                           JUNE 30, 1998       DECEMBER 31, 1997
                                         -----------------     -----------------
Balance, beginning of period             $         566,811     $         270,038
Acquisition of subscriber accounts                 302,536               296,822
Charges against acquisition holdbacks               (1,940)                  (49)
                                         -----------------     -----------------
Balance, end of period                   $         867,407     $         566,811
                                         =================     =================

    In conjunction with certain purchases of subscriber accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired subscriber accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. As of June 30, 1998 and December 31, 1997, purchase holdbacks were $56,159 and $11,444 respectively.

5.  FINANCING:

    LONG TERM FINANCING:

    Long-term debt is comprised of the following:


                                        JUNE 30, 1998       DECEMBER 31, 1997
                                      -----------------     -----------------
Senior Subordinated Discount Notes    $         128,830     $         191,926
Convertible Senior Subordinated
     Notes                                      103,500               103,500
Samco financing                                  51,474                62,950
Less current portion                            (22,040)              (21,217)
                                      -----------------     -----------------
                                      $         261,764     $         337,159
                                      =================     =================


Senior Subordinated Discount Notes

    The Senior Subordinated Discount Notes are unsecured subordinated obligations of the Company's wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Monitoring") (the "Discount Notes") limited to $166 million aggregate principal amount at maturity, and will mature on June 30, 2005. In connection with the Combination, the notes were restated to fair market value for book purposes reflecting a current market yield of approximately 6.4%. This resulted in bond premium being recorded to reflect the increase in value of the notes as a result of the decline in interest rates since the note issuance. The revaluation has no impact on the expected cash flow to existing noteholders.

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

    On June 29, 1998, pursuant to the indenture governing the Discount Notes, the Company redeemed 35% of the Discount Notes with the proceeds from an underwritten public equity offering. The redemption price of approximately $65.0 million, was lower than the corresponding amount recorded on the Company's balance sheet, resulted in an extraordinary gain, net of taxes, of approximately $1.6 million.

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

SHORT TERM FINANCING:

Borrowing from Parent

    On April 1, 1998, the Company entered into a $600 million senior credit facility with Westar Capital to refinance promissory notes and to replace a previous credit facility. The facility size was reduced to $242.8 million pursuant to Westar Capital's contribution of approximately $357.2 million of equity capital to the Company in June 1998 (see footnote 8 "Changes in Securities"). Westar Capital and the Company agreed to increase the size of the facility to $292.8 million on June 29, 1998. As of June 30, 1998, Protection One had $256.2 million in borrowings payable to Westar Capital, which bears interest at a floating rate based on LIBOR, currently 6.78%.

6.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY:

    At June 30, 1998, Protection One owned common stock and preferred stock representing a 42.5% ownership in Guardian International, Inc. ("Guardian") at an aggregate cost of $13 million. Protection One accounts for the investment under the equity method of accounting, recognizing the proportionate share of income or losses of Guardian. For the six months ended, June 30, 1998, Protection One's equity in the losses of Guardian was $247. For the six months ended June 30, 1998, Protection One received $337 of preferred dividends in the form of additional preferred stock.

7.   MERGERS AND ACQUISITIONS:

     During the six months ended June 30, 1998, Protection One made two significant acquisitions. The Company acquired Network Multi-Family Security Corporation, which had 200,000 subscribers for approximately $180 million, and the assets of Multimedia Security Services, Inc. with 147,000 subscribers, for approximately $233 million.

     The chart below shows cash, on a net basis, paid for the two significant acquisitions and all other acquisitions that occurred during the six months ended June 30, 1998.



Assets acquired              $    650,986
Liabilities assumed              (287,708)
                             ------------
Cash paid                    $    363,278

Less: cash acquired                (2,239)
                             ------------
Net cash paid                $    361,039
                             ============




8.   CHANGES IN SECURITIES:

     A registration statement on Form S-3 (No. 333-50383) covering an aggregate of $400 million of Common Stock of Protection One and debt securities of Monitoring was declared effective on May 11, 1998. On June 8, 1998 Protection One sold 6,850,000 shares of its Common Stock at a price to public of $9.50 per share, for aggregate proceeds of approximately $65.1 million, in a firm commitment underwritten offering (the "Public Offering") lead by an underwriting group (the "Underwriters"). On June 29, 1998 Protection One sold an additional 667,144 shares of its Common Stock at the same price, for aggregate proceeds of approximately $6.3 million, to the Underwriters pursuant to their exercise of an over-allotment option.

     On June 8, 1998, concurrent with the Public Offering, Protection One sold 30,650,000 shares of its Common Stock to Westar Capital, at a price of $9.50 per share, for aggregate proceeds of approximately $291.2 million, in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of such Act. On June 29, 1998, POI sold an additional 4,957,500 shares of its Common Stock to Westar Capital, pursuant to the exercise of an option granted to Westar Capital, in connection with the Private Offering, which sale was also exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of such Securities Act.

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

    Certain matters discussed in this Item 2 are "forward looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of statement includes such words as the Company or its management "believes," "expects," "anticipates" or other words of similar import. Similarly, statements herein that describe the Company's objectives, plans or goals are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Information with respect to these risks and uncertainties is included in POI's prospectus supplement dated June 2, 1998, which information is incorporated herein by reference.

OVERVIEW

    Protection One is a leading provider of security alarm monitoring and related services in the United States, with approximately 1.3 million subscribers as of July 1998. The Company has grown rapidly by participating in both the expansion and the consolidation of the security alarm monitoring industry.

    Protection One's revenues consist primarily of recurring payments for monitoring and related services. Protection One monitors digital signals communicated by security systems installed at subscribers' premises. Security systems are designed to detect burglaries, fires and other events. Through a network of approximately 65 service branches, the Company provides repair of security systems and, in select markets, armed response to verify that an actual emergency, rather than a false alarm, has occurred.

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

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    GENERAL. Results for the six months ended June 30, 1998 (the "first half of fiscal 1998") reflect the operations of Protection One following the Combination, and include 19 subsequent acquisitions comprising over 500,000 subscribers that were completed at various times prior to and throughout the six months ended June 30, 1998. Results for the comparable periods in 1997 reflect the Company's operations prior to the Combination and such acquisitions. During 1997, the Company's results reflect the operations of Westar and WestSec only. The difference in the size and scope of the Company's operations between 1997 and 1998 is significant; the Company's subscriber base more than tripled from
0.4 million subscribers at June 30, 1997 to 1.3 million subscribers at June 30, 1998.

    REVENUES for the first half of fiscal 1998 increased by approximately $109.9 million, or 172.0%, to $173.8 million from $63.9 million for the comparable period in 1997 (the "first half of fiscal 1997"). Monitoring and related services revenues increased by approximately $102.5 million, or 184.0%. Substantially all of the increase is due to the Combination, subsequent acquisition activity and growth generated through the Company's dealer program. Installation and other revenues increased by $7.4 million, or 90.2% to $15.6 million from $8.2 million, reflecting additional installation revenues from several acquisitions, offset by a reduction in Westar and WestSec installation activities. The decline in Westar and WestSec installation revenues reflects the Company's conversion of substantially all sales and installation activities previously conducted by an internal sales force to the Company's dealer program. The Company intends, however, to maintain certain acquired installation activities associated with servicing its existing commercial customer base.

    COST OF REVENUES for the first half of fiscal 1998 increased by approximately $37.8 million, or 213.8%, to $55.5 million from $17.7 million. Cost of revenues as a percentage of total revenue increased to 31.9% for the first half of fiscal 1998 from 27.7% for the comparable period in 1997. Monitoring and related services expenses increased by approximately $29.1 million, or 185.9%, primarily due to the Combination and growth experienced in the first half of fiscal 1998. Monitoring and related services expenses as a percentage of monitoring and related services revenues increased to 28.3% for the first half of fiscal 1998 from 28.1% in the comparable period in 1997, due to the addition of several service centers resulting from acquisition activity, as well as a decline in monthly recurring revenue ("MRR") per subscriber. The decline in MRR per subscriber reflects the addition of multi-family and wholesale subscribers who tend to carry lower MRR compared to residential subscribers. Other cost of revenues increased by $8.7 million, or 430.2%, reflecting primarily additional installation activities from acquired operations.

    GROSS PROFIT for the first half of fiscal 1998 was approximately $118.4 million, representing an increase of $72.1 million, or 156.0%, over $46.2 million of gross profit recognized in the comparable period in fiscal 1997. Such increase is attributable primarily to subscriber growth. Gross profit as a percentage of total revenues was 68.1% for the first half of fiscal 1998 compared to 72.3% for the comparable period in 1997. The decline in gross profit as a percentage of revenues is due to a decline in the profitability of other revenues as well as a slightly lower gross margin on monitoring and related services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") rose to $39.7 million in the first half of fiscal 1998, an increase of approximately $8.8 million, or 28.4%, over S,G&A in the comparable period in 1997. Substantially all of the increase is due to the increased corporate and branch infrastructure resulting from the Combination and growth activities in the first half of fiscal 1998. Such figure as a percentage of total revenues decreased from 48.4% in the first half of fiscal 1997 to 22.8% in the first half of fiscal 1998. The substantial decline in S,G&A as a percentage of total revenues reflects the significant reduction in Westar and WestSec installation activities, as well as the integration of branch operations and corporate administrative functions pursuant to the Combination and acquisitions.

    ACQUISITION AND TRANSITION EXPENSES for the first half of fiscal 1998 totaled $4.5 million, as compared to no expenses in the comparable period in 1997. Prior to the Combination, the Company did not maintain departments dedicated to the integration of new and acquired subscribers. For the remainder of fiscal 1998, the Company expects to increase expenditures in these departments to provide a high level of support for the increasing size and productivity of the Company's dealer program.

    AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE was $50.3 million for the first half of fiscal 1998, an increase of $33.4 million, or 197.6% over $16.9 million in the comparable period in 1997. The increase is due primarily to the amortization of additions to subscriber intangibles and goodwill arising from the Combination, acquisition activity and growth generated by the Company's dealer program during the first half of 1998.

    OTHER INCOME (EXPENSE) totaled $(11.5) million of expense in the first half of 1998, as compared to $(16.6) million of expense in the comparable period in 1997. Interest expense increased to $24.9 million during the period, reflecting additional borrowings made to fund the Company's growth activities in the first half of fiscal 1998. Interest expense was reduced by other income of $13.4 million during the first half of 1998, reflecting a gain on repurchase of certain contracts.

    BALANCE SHEET DATA. At June 30, 1998, the Company's working capital deficit was $88.9 million (excluding short-term debt and current maturities of long-term debt) compared to a working capital surplus of $33.6 million at December 31, 1997. This increase in the working capital deficit of $122.5 million is primarily due to a decrease in cash and cash equivalents of $58.1 million, and increases in purchase holdbacks of $44.7 million, deferred revenues of $13.7 million, accrued liabilities of $13.3 million and acquisition transition costs of $9.3 million. Goodwill and trademarks and subscriber accounts and intangibles, net increased to $1.9 billion at June 30, 1998 from $1.2 billion at December 31, 1997. This increase of approximately $690.1 million, or 56.5% reflects the addition of approximately 560,000 subscribers in the first half of fiscal 1998. Total stockholders' equity increased approximately $414.3 million to $1.3 billion from $934.0 million. The increase in such figure reflects the issuance of approximately $400 million of common stock in a concurrent pubic offering and private placement. Further increases in total stockholder's equity arose from the Company's issuance of $4.9 million of common stock in connection with an acquisition and $7.2 million of net income generated during the period.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    REVENUES for the second quarter of fiscal 1998 increased by approximately $65.7 million, or 210.0%, to $97.0 million from $31.3 million for the comparable period in 1997 (the "second quarter of fiscal 1997"). Monitoring and related services revenues increased by approximately $59.9 million, or 217.8%. Substantially all of the increase is due to the Combination, subsequent acquisition activity and growth generated through the Company's dealer program. Installation and other revenues increased by $5.8 million, or 151.2% to $9.6 million from $3.8 million, reflecting additional installation revenues from several acquisitions, offset by a reduction in Westar and WestSec installation activities.

    COST OF REVENUES for the second quarter of fiscal 1998 increased by approximately $22.4 million, or 246.6%, to $31.5 million from $9.1 million. Cost of revenues as a percentage of total revenue increased to 32.4% for the second quarter of fiscal 1998 from 29.0% for the comparable period in 1997. Monitoring and related services expenses increased by approximately $16.7 million, or 208.4%, primarily due to the Combination and growth experienced in the first half of fiscal 1998. Monitoring and related services expenses as a percentage of monitoring and related services revenues decreased to 28.2% for the second quarter of fiscal 1998 from 29.1% in the comparable period in 1997, due to the addition of several service centers resulting from acquisition activity, as well as a decline in MRR per subscriber. The decline in MRR per subscriber reflects the acquisition of approximately 140,000 subscribers averaging $14.30 in MRR during the second quarter of fiscal 1998, as well as the acquisition of Network Multi-Family Security as of January 1, 1998. Other cost of revenues increased by $5.7 million, or 529.4%, reflecting primarily additional installation activities.

    GROSS PROFIT for the second quarter of fiscal 1998 was approximately $65.6 million, representing an increase of $43.3 million, or 194.6%, over $22.3 million of gross profit recognized in the comparable period in fiscal 1997. Such increase is due to the growth factors noted in "-- General" above. Gross profit as a percentage of total revenues was 67.6% for the second quarter of fiscal 1998 compared to 71.0% for the comparable period in 1997. The decline in gross profit as a percentage of revenues is due to the higher installation activity in the second quarter of fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") rose to $20.3 million in the second quarter of fiscal 1998, an increase of approximately $4.3 million, or 27.3%, over S,G&A in the comparable period in 1997. Such figure as a percentage of total revenues decreases from 50.8 in the second quarter of fiscal 1998. The substantial decline in S,G&A as a percentage of total revenues reflects the significant reduction in Westar and WestSec installation activities, as well as the integration of branch operations and corporate administrative functions pursuant to the Combination and acquisitions that occurred in the first half of fiscal 1998.

    ACQUISITION AND TRANSITION EXPENSES for the second quarter of fiscal 1998 totaled $2.4 million, as compared to no expenses in the comparable period in 1997. The Company expects acquisition and transition expenses to increase in future periods due to the Company's efforts to integrate acquisitions and to support the national expansion of its Dealer Program.

    AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE was $28.9 million for the second quarter of fiscal 1998, an increase of $19.8 million, or 218.9% over $9.1 million in the comparable period in 1997. The increase is due primarily to the Combination, acquisition activity and purchases of subscriber accounts through the Company's dealer program.

    OTHER INCOME (EXPENSE) totaled $(3.6) million of expense in the second quarter of 1998, as compared to $(8.3) million of expense in the comparable period in 1997. Interest expense increased to $13.8 million during the period, reflecting additional borrowings made to fund the Company's growth. Interest expense was reduced by other income of $10.2 million during the second quarter of 1998, reflecting a gain on repurchase of certain contracts.

   IN JUNE 1998, the Company purchased 35% of its Discount Notes for an aggregate cash price of $65.0 million. The book value of the purchased Discount Notes was approximately $69.4 million. As a result, the Company recognized an extraordinary gain, net of taxes, of $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. The Company has financed its operations and growth with advances from Westar Capital, a wholly owned subsidiary of, Western Resources, Inc. ("Western Resources") supplemented by operating cash flows and the public portion of the Equity Offerings.

    RECENT DEVELOPMENTS. On November 24, 1997, pursuant to the Contribution Agreement, Protection One received $367.4 million of cash and securities from Westar Capital, and made the following disbursements, either concurrently with or within several days of the closing of the Combination: (i) $114.1 million to make a cash distribution to holders of record of Common Stock as of November 24, 1997, holders of options to purchase Common Stock and holders of certain warrants exercisable for Common Stock; (ii) $94.4 million to pay the cash purchase price of Centennial Security Holdings, Inc.; and (iii) $61.6 million to repay borrowings under its revolving credit facility. The remaining $97.3 included $14.8 million of marketable securities, which amount included common and preferred shares in Guardian International, Inc., and $82.5 million of cash.

    The amounts contributed have substantially enhanced the Company's liquidity. In addition, the Company believes the issuance of 68.7 million shares of Common Stock to Westar Capital has improved its access to public equity markets. The Company intends to use cash flow provided by operations, cash on hand, funding by Westar Capital, and capital raised in debt and equity offerings, as needed, to fund its ongoing operations and growth activities. The Company believes that cash required to fund its growth activities will continue to exceed cash flow provided by operations for the foreseeable future.

    On February 4, 1998, Protection One announced its decision to exercise its option to purchase Network, the leading provider of security alarm monitoring to multi-family dwellings, with approximately 200,000 subscribers. Pursuant to the terms of the option, Protection One purchased Network, effective January 1, 1998, for a purchase price of approximately $180 million. On March 2, 1998 Protection One completed the acquisition of 147,000 subscribers and related assets of Multimedia for a purchase price of approximately $233 million. On March 17, 1998, Protection One completed the acquisition of Comsec for a cash purchase price of approximately $45 million and the assumption of $15 million of debt. The Company funded these acquisitions with promissory note financing by Westar Capital.

    On June 8, 1998, Protection One issued 37.5 million shares of Common Stock in a concurrent public offering and private placement (the "Equity Offerings") raising approximately $354.0 million in net proceeds. On June 19, 1998, the Company issued approximately 5.3 million shares of Common Stock pursuant to the exercise of the over-allotment options, raising an additional $49.0 million in net proceeds. On June 29, 1998, the Company used $65.0 million of proceeds from the public portion of the Equity Offerings to redeem 35% of the Discount Notes. The remainder of the net proceeds from the Equity Offerings were used to repay borrowings under the Senior Credit Facility.

    MATERIAL COMMITMENTS. The Company has several long-term commitments. The 6 3/4% Senior Subordinated Convertible Notes, which total $103.5 million in aggregate principal amount, mature on September 15, 2003, and the Company must make a payment of $107.9 million on September 30, 2005, at the maturity of the 13 5/8% Senior Subordinated Discount Notes ("the Discount Notes"). Cash interest payable on the Convertible Notes and Discount Notes will total $14.3 million in 1998 and $21.7 million thereafter until maturity. (See Note 5 of Notes to Consolidated Financial Statements, for further information regarding the Convertible Notes and Discount Notes.) In addition, Protection One assumed, as part of the Combination, approximately $60 million of the WestSec indebtedness from agreements entered into by WSS, of which approximately $26 million is payable in 1998 and $34 million in 1999. Under the agreements, Protection One monitors and services the subscriber accounts for which certain rights were transferred to a third party. Protection One has the right, but not the obligation, to purchase the rights to the contracts as the underlying third party notes mature. The Company made payments of approximately $15.2 million in February 1998 to repurchase a portion of such contracts.

    As discussed above, Westar Capital extended two promissory notes to the Company to enable it to fund the 1998 Acquisitions. The 6 11/16% promissory notes had an aggregate principal amount of $458.9 million at March 31, 1998 and were due on June 1, 1998. As of April 1, 1998, the Company converted its promissory notes into a $600 million senior credit facility with Westar Capital ("the Senior Credit Facility.") The Company may borrow, subject to certain financial covenants and restrictions, at varying interest rates ranging from LIBOR plus 1.125% to the Prime Rate plus 1.125%. The commitment under the Senior Credit Facility was reduced to $242.8 million in June 1998, reflecting Westar Capital's participation in the Equity Offerings. In July 1998, the commitment under the Senior Credit Facility was increased to $322.8 million pursuant to two amendments. The Company believes the Senior Credit Facility may be increased in the future to accommodate additional funding needs. The Senior Credit Facility matures on March 30, 1999.

    The Company generated $57.5 million of net cash provided by operating activities for the six months ended June 30, 1998, compared to the $16.6 million net cash provided by operating activities in the six months ended June 30, 1997. The increase in net cash provided by operating activities reflects the Company's substantial growth from the Combination and during the first half of fiscal 1998.

    The Company used $514.3 million of net cash in investing activities compared to the use of $22.4 million for the comparable period in 1997. Investing activities during the six months ended June 30, 1998 included the acquisitions of Comsec, Multimedia, and several other portfolios of subscriber accounts in May 1998, as well as dealer program purchases.

    The Company generated $398.6 million of net cash through financing activities for the six months ended June 30, 1998 compared to generating $0.8 million for the six months ended June 30, 1997. The Company received cash funding of approximately $74.5 million from Westar Capital and reduced other indebtedness by approximately $79.2 million.

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

    On a go-forward basis, if and when the Company, or its parent, generates income for tax return purposes, over time it will proportionately utilize existing net operating loss carryforwards in amounts up to approximately $50 million. Currently, the deferred tax assets related to the net operating loss carryforwards are fully reserved due to uncertainty as to their future realizability. However, when net operating loss carryforwards are utilized, the relief of the corresponding reserve will not create a benefit, but, as required by generally accepted accounting principles, will reduce the Company's goodwill balances. The net financial statement of this treatment will cause the Company to recognize deferred tax expense it might otherwise not recognize.

YEAR 2000 ISSUE

    The Company is reviewing its computer and signal processing to identify and correct any components that could be affected by the change of the date to January 1, 2000 (the "Year 2000 Issue"). The goal of the review is to investigate and correct any problems arising from the Year 2000 Issue across all business units and departments of the Company. The Company will continue its review until January 1, 2000, particularly with respect to acquisitions of security businesses that include additional computer systems and equipment. In addition, changes in the state of compliance or preparedness within companies that provide services or equipment to the Company will require the Company to continue its evaluation. Based on its ongoing review, Management believes the Year 2000 Issue does not pose material operational problems and estimates the costs associated with the assessment of risk and the execution for corrective action to be approximately $4.0 million. There can be no assurance however, that suppliers to the Company will not be affected by the Year 2000 Issue.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     None.

ITEM 2.   CHANGES IN SECURITIES.

     The Registration Statement on Form S-3 (No. 333-50383) covering an aggregate of $400 million of Common Stock of POI and debt securities of Monitoring was declared effective on May 11, 1998. On June 8, 1998 POI sold 6,850,000 shares of its Common Stock at a price to public of $9.50 per share, for aggregate proceeds of approximately $65.1 million, in a firm commitment underwritten offering (the "Public Offering") lead by a group of underwriters (the "Underwriters"). On June 29, 1998 POI sold an additional 667,144 shares of its Common Stock at the same price, for aggregate proceeds of approximately $6.3 million, to the Underwriters pursuant to their exercise of an over-allotment option.

     On June 8, 1998, concurrent with the Public Offering, POI sold 30,650,000 share of its Common Stock to Westar Capital, (the "Private Placement"), at a price of $9.50 per share, for aggregate proceeds of approximately $291.2 million, in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of such Act. On June 29, 1998, POI sold an additional 4,957,500 shares of its Common Stock to Westar Capital pursuant to the exercise of an option granted to Westar Capital in connection with the Private Offering, which sale was also exempt from the registration requirements from the registration requirements of the Securities Act pursuant to Section 4(2) of such Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     The 1998 annual meeting of POI's stockholders (the "Annual Meeting") was held on April 23, 1998. All directors nominated were elected at the Annual Meeting. For the election of directors, the results were as follows:


    James M. Mackenzie, Jr.         For:             78,635,665        Steven L. Kitchen      For:             78,635,665
                                    Withheld:             4,850                               Withheld:             4,850

    Robert Cheftiz                  For:             78,635,665        Carl M. Koupal         For:             78,635,665
                                    Withheld:             4,850                               Withheld:             4,850

    Ben Enis                        For:             78,625,665        Howard Christensen     For:             78,624,665
                                    Withheld:            14,850                               Withheld:            15,850

    James Q. Wilson                 For:             78,625,665        John C. Nettels, Jr.   For:             78,624,665
                                    Withheld:            14,850                               Withheld:            15,850

    William Gremp                   For:             78,624,665        Jane Dresner Sadaka    For:             78,624,665
                                    Withheld:            15,850                               Withheld:            15,850

    Peter C. Brown                  For:             78,624,665        Joseph Gardner         For:             78,624,665
                                    Withheld:            15,850                               Withheld:            15,850


ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits. The following exhibits are filed with this Current Report on Form 10-Q or incorporated by reference.

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION

  10.1 Credit Facility Agreement between Westar Capital, Inc. as Lender and Protection One Alarm Monitoring, Inc. dated as of April 1, 1998 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated May 15, 1998).

  27.1   Financial Data Schedule

(b) Form 8-K.

     On May 15, 1998 the Company filed a Current Report on Form 8-K reporting that the registrant had entered into a new Credit Facility Agreement and attaching a press release dated May 14, 1998 issued by registrant (incorporated by reference thereto).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          PROTECTION ONE, INC.
                                          PROTECTION ONE ALARM MONITORING, INC.

July 31, 1998                                By: /s/    John W. Hesse
                                                 ------------------------------
                                                        John W. Hesse
                                                     Executive Vice President
                                                    and Chief Financial Officer

                                  EXHIBIT LIST


EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION
-------                   -------------------
   10.1    Credit Facility Agreement between Westar Capital, Inc. as Lender and
           Protection One Alarm Monitoring, Inc. dated as of April 1, 1998
           (incorporated by reference to Exhibit 10.1 to the Current Report on
           Form 8-K filed by POI and Monitoring dated May 15, 1998).

   27.1    Financial Data Schedule.

----------