Form 10-Q
period 1998-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1998-11-06
CIK 916230, 916310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________


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












    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of October 23, 1998, Protection One, Inc. had outstanding 126,825,441 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             (Dollar amounts in thousands, except for share amounts)

                                                                         SEPTEMBER 30,               DECEMBER 31,
                                                                             1998                        1997
                                                                     ----------------------     ---------------------
                                                                         (UNAUDITED)
              ASSETS

              Current assets:
                    Cash and cash equivalents.................          $   15,415                  $   75,556
                    Marketable securities.....................              16,801                       5,701
                    Receivables, net..........................              29,849                      20,302
                    Inventories...............................               5,664                         556
                    Prepaid expenses..........................               2,855                         367
                    Tax  receivable, parent...................              31,100                      25,200
                    Deferred tax assets, current                                --                      45,078
                    Other.....................................               8,677                       3,120
                                                                        ----------                  ----------
              Total current assets............................             110,361                     175,880
              Property and equipment, net.....................              38,083                      14,934
              Subscriber accounts and intangibles, net........             954,670                     538,318
              Goodwill and trademarks, net....................           1,214,518                     682,180
              Deferred tax assets.............................              89,554                      26,158
              Other...........................................              17,484                       9,174
                                                                        ----------                  ----------
              Total assets                                              $2,424,670                  $1,446,644
                                                                        ==========                  ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

              Current liabilities:
                    Accounts payable..........................          $    9,902                  $    6,235
                    Accrued liabilities.......................             103,227                      83,200
                    Purchase holdbacks........................              38,937                      11,444
                    Acquisition transition costs..............              19,203                       7,469
                    Current portion of long-term debt.........              44,357                      21,217
                    Borrowing from  parent....................             294,799                          --
                    Capital leases............................                 492                         490
                    Deferred revenue..........................              50,843                      33,900
                                                                        ----------                  ----------
              Total current liabilities.......................             561,760                     163,955

              Long-term debt, net of current portion..........             480,961                     337,159
              Capital leases, net of current portion..........                 281                         604
              Deferred tax liability..........................              29,646                      10,325
              Other...........................................               2,177                         626
                                                                        ----------                  ----------
              Total Long-term liabilities                               $  513,065                  $  348,714
                                                                        ==========                  ==========


              Stockholders' equity:
                Preferred stock, $.10 par value, 5,000,000
                    Authorized, none outstanding..............                  --                          --
                Common Stock, $.01 par value, 150,000,000
                    shares Authorized, 126,609,781 and
                    83,362,938 shares Issued and outstanding,
                    respectively..............................               1,266                         834
                Additional paid-in capital....................           1,390,527                     983,082
                Unrealized gain (loss) on marketable securities             (1,959)                         --
                Accumulated  deficit..........................             (39,989)                    (49,941)
                                                                        ----------                  ----------
                         Total stockholders' equity...........           1,349,845                     933,975
                                                                        ----------                  ----------
                                                                        $2,424,670                  $1,446,644
                Total liabilities and stockholders equity               ==========                  ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            AND COMPREHENSIVE INCOME

      (Dollar and share amounts in thousands, except for per share amounts)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                              1998              1997
                                                                          --------------    -------------
                                                                                    (UNAUDITED)
                           Revenues:
                                 Monitoring and related services.....      $ 254,750          $ 83,896
                                 Installation and other..............         22,347            12,832
                                                                           ---------          --------
                                      Total revenues.................        277,097            96,728

                           Cost of revenues:
                                 Monitoring and related services.....         71,914            25,647
                                 Installation and other..............         16,113             2,977
                                                                           ---------          --------
                                      Total cost of revenues.........         88,027            28,624
                                                                           ---------          --------
                                      Gross profit...................        189,070            68,104

                           Selling, general and administrative                61,301            46,579
                             expense.................................
                           Acquisition and transition expenses.......          7,327                --
                           Amortization of intangibles and
                             depreciation expenses..................          82,787            26,040
                                                                           ---------          --------
                                      Operating income (loss)........         37,655            (4,515)
                           Other (income) expense:
                                 Interest expense, net...............         21,297            24,599
                                 Interest expense to parent, net.....         16,033                --
                           Other.....................................        (21,288)              326
                                                                           ---------          --------
                           Income (loss) before income taxes and
                             extraordinary gain......................         21,613           (29,440)
                           Income tax (expense) benefit..............        (13,251)           11,776
                                                                           ---------          --------
                           Net income (loss) before extraordinary              8,362           (17,664)
                             gain....................................
                           Extraordinary gain, net of taxes..........          1,591                --
                                                                           ---------          --------
                                Net income (loss)....................      $   9,953          $(17,664)
                                                                           =========          ========
                           Other comprehensive income:
                           Unrealized loss on marketable securities
                             (net of tax effect of $1,306)...........         (1,959)               --
                                                                           ----------         --------
                                 Comprehensive income (loss).........      $   7,994          $(17,664)
                                                                           =========          ========

                           Earnings per common share (basic and fully
                             diluted):
                                 Income (loss) before extraordinary
                                   gain per common share.............      $    0.08          $  (0.26)

                                 Extraordinary gain per common share.           0.02                --
                                                                           ---------          --------
                                 Net income (loss) per common share..      $    0.10          $  (0.26)
                                                                           =========          ========

                                 Weighted average shares outstanding.        102,445            68,673







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            AND COMPREHENSIVE INCOME

      (Dollar and share amounts in thousands, except for per share amounts)

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                             1998               1997
                                                                         ------------         -----------
                                                                                   (UNAUDITED)
                         Revenues:
                               Monitoring and related services.....        $ 96,527           $ 28,192
                               Installation and other..............           6,734              4,622
                                                                           --------           --------
                                    Total revenues.................         103,261             32,814

                         Cost of revenues:
                               Monitoring and related services.....          27,159              9,992
                               Installation and other..............           5,396                955
                                                                           --------           --------
                                    Total cost of revenues.........          32,555             10,947
                                                                           --------           --------
                                    Gross profit...................          70,706             21,867

                         Selling, general and administrative expense         21,609             15,664
                         Acquisition and transition expenses.......           2,843                 --
                         Amortization of intangibles and
                           depreciation expenses...................          32,464              9,131
                                                                           --------           --------
                                    Operating income (loss)........          13,790             (2,928)
                         Other (income) expense:
                               Interest expense, net...............           7,874              8,374

                               Interest expense to parent, net.....           4,554                 --
                               Other...............................          (7,874)                (8)
                                                                           --------           --------
                         Income (loss) before income taxes and
                           extraordinary gain......................           9,236            (11,294)
                         Income tax (expense) benefit..............          (6,443)             4,517
                                                                           --------           --------
                                Net income (loss)..................        $  2,793           $ (6,777)
                                                                           ========           ========
                         Other comprehensive income:
                         Unrealized loss on marketable securities
                         (net of tax effect of $1,306).............          (1,959)                --
                                                                           --------           --------
                         Comprehensive income (loss)...............        $    834           $ (6,777)
                                                                           ========           ========

                         Earnings per common share (basic and fully
                               diluted):
                               Net income (loss) per common share..        $   0.02          $   (0.10)
                                                                           ========          =========

                               Weighted average shares outstanding.         127,345             68,673









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                                 1998               1997
                                                                             ------------        -----------
                                                                                       (UNAUDITED)
                 Cash flow from operating activities:
                 Net income (loss)...................................        $    9,953          $(17,664)
                 Adjustments to reconcile net income (loss) to net
                 cash provided by operating activities:
                     Extraordinary gain..............................            (1,591)               --
                     Gain on Guardian stock exchange
                       transaction...................................            (3,000)               --
                     Deferred income tax expense.....................            12,817                --
                     Accretion of discount note interest.............             4,634                --
                     Amortization and depreciation...................            82,787            26,040
                     Provision for doubtful accounts.................             4,027             1,881
                 Changes in assets and liabilities, net of effects of
                     acquisitions:
                     Receivables.....................................            (3,550)           (4,574)
                     Inventories.....................................            (1,411)              382
                     Prepaid expenses and other......................            (7,354)              372
                     Accounts payable................................            (4,051)            2,944
                     Accrued expense.................................            (8,940)            7,472
                     Deferred revenue................................            (1,787)            1,691
                     Deferred income tax liability...................                --               768
                     Other liabilities...............................                --             1,108
                                                                             ----------          --------
                         Net cash provided by operating activities...            82,534            20,420
                                                                             ----------          --------

                 Cash flows from investing activities:
                     Purchase/placement of installed security
                     systems.........................................          (228,352)          (28,498)
                     Purchase of property and equipment..............           (18,933)           (1,597)
                     Purchase of marketable securities...............           (14,365)               --
                     Acquisition of alarm companies, net of cash.....          (554,230)               --
                     Investment in Guardian..........................            (4,131)               --
                                                                             ----------          --------
                           Net cash used in investing activities.....          (820,011)          (30,095)
                                                                             ----------          --------

                 Cash flows from financing activities:
                     Proceeds from equity offering...................           402,322                --
                     Proceeds from long-term debt....................           247,160                --
                     Payments on long-term debt......................           (86,205)           (1,786)
                     Cash funding from parent........................           113,239            13,968
                     Stock options and warrants exercised............               820                --
                                                                             ----------          --------
                         Net cash provided by financing activities...           677,336            12,182
                                                                             ----------          --------

                          Net (decrease) increase in cash and cash
                             equivalents.............................           (60,141)            2,507
                 Cash and cash equivalents:
                     Beginning of period.............................            75,556               262
                                                                             ----------          --------
                     End of period...................................        $   15,415          $  2,769
                                                                             ==========          ========

             Interest paid during the period.........................        $    7,316          $     --
                                                                             ==========          ========
             Taxes paid during the period............................        $       42          $     --
                                                                             ==========          ========






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

             (DOLLAR AMOUNT IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    1.   BASIS OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION:

    Protection One, Inc., a Delaware corporation ("Protection One" or "the Company") is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business subscribers in North America and Europe. The accompanying unaudited consolidated financial statements include the accounts of Protection One and its wholly owned subsidiaries. As a result of the November 24, 1997 reverse purchase merger (the "Combination") between Protection One and the former Western Resources Security Business ("WRSB"), the historical operating results presented for the quarter and nine months ended September 30, 1997 are those of WRSB.

    As of September 30, 1998, Protection One is an approximately 85% owned subsidiary of Westar Capital, Inc. ("Westar Capital"), a wholly owned subsidiary of Western Resources, Inc. ("Western Resources").

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

    Certain prior period amounts were reclassified to conform to the 1998 presentation. Such reclassifications did not affect previously reported net losses.

    In the opinion of management of the Company, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

    2.   MARKETABLE SECURITIES:

    As of September 30, 1998, the company maintained marketable equity securities valued at approximately $16.8 million. Management has determined that such securities are "Available-for-Sale" securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, any unrealized gains and losses are reported as a component of Other Comprehensive Income in accordance with SFAS 130 "Reporting Comprehensive Income". For the six months ended June 30, 1998, unrealized gains and losses were immaterial and, as a result, no presentation of Other Comprehensive Income was made in the unaudited interim Consolidated Financial Statements for that period.

    For the three months ended September 30, 1998, unrealized losses have been reported as a component of Other Comprehensive Income in the accompanying unaudited interim Consolidated Financial Statements.


    Marketable equity securities are valued as follows:

                                                  September 30, 1998
                                                  ------------------
         Cost                                       $   20,066
         Unrealized loss                                (3,265)
                                                    ----------
         Aggregate fair value                       $   16,801
                                                    ==========

    3.   PROPERTY AND EQUIPMENT:

    Property and equipment are summarized as follows:

                                                                    SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                                    ------------------     -----------------
       Office equipment                                                  $  7,525             $  5,690
       Furniture and fixtures                                               5,533                4,009
       Data processing and telecommunication                               20,773                4,634
       Other                                                               18,500                3,777
                                                                         --------             --------
                                                                           52,331               18,110
       Less accumulated depreciation and amortization                     (14,248)              (3,176)
                                                                         --------             --------

                                                                         $ 38,083             $ 14,934
                                                                         ========             ========

    Included in furniture and fixtures at September 30, 1998 and December 31, 1997, are $510 and $452, respectively, of assets under capital leases. Substantially all property and equipment are depreciated over estimated useful lives ranging from five to ten years.


    4.   SUBSCRIBER ACCOUNTS:

    Subscriber accounts (at cost) consist of the following:

                                                                    SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                                    ------------------     -----------------
       Acquired subscriber accounts                                     $1,042,404           $  566,811
       Less accumulated amortization                                       (87,734)             (28,493)
                                                                        ----------           ----------
                                                                        $  954,670           $  538,318
                                                                        ==========           ==========

    Reconciliation of activity for acquired subscriber accounts is as follows:

                                                                     NINE MONTHS ENDED       YEAR ENDED
                                                                     SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                                     ------------------    -----------------
       Balance, beginning of period                                     $  566,811           $  270,038
       Acquisition of subscriber accounts                                  483,398              296,822
       Charges against acquisition holdbacks                                (7,805)                 (49)
                                                                        ----------           ----------
       Balance, end of period                                           $1,042,404           $  566,811
                                                                        ==========           ==========


    In conjunction with certain purchases of subscriber accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired subscriber accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. As of September 30, 1998 and December 31, 1997, purchase holdbacks were $38,937 and $11,444 respectively.

    5.  FINANCING:

         LONG TERM FINANCING:

         Long-term debt is comprised of the following:

                                                                    SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                                    ------------------     -----------------

       Senior Unsecured Notes                                         $ 250,000               $      --
       Senior Subordinated Discount Notes                               127,190                 191,926
       Convertible Senior Subordinated Notes                            103,500                 103,500
       Samco financing                                                   44,628                  62,950
       Less current portion                                             (44,357)                (21,217)
                                                                      ---------               ---------
                                                                      $ 480,961               $ 337,159
                                                                      =========               =========

    Senior Unsecured Notes

    On August 17, 1998, the Company completed an offering of Senior Unsecured Notes, (the "Senior Unsecured Notes") in the amount of $250 million bearing an interest rate of 7 3/8% due in 2005. Substantially all of the proceeds from the offering ($233 million) were used to repay borrowings under the Company's senior credit facility with Westar Capital.

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

    Samco Financing

    Rights to certain of the Company's security alarm monitoring contracts (the "Contracts") were previously sold to investors by Westinghouse Security (a predecessor to the Company for accounting purposes). For financial reporting purposes, the transaction was treated as a financing arrangement and the proceeds received were recorded as long-term debt. Generally, principal and interest payments on the debt consist of 65% of the monitoring revenue under the contracts. Subject to minimum requirements, the Company has the right but not the obligation to repurchase the Contracts at a fair market value price. During February 1998, the Company exercised its rights and retired one of the three outstanding tranches at a purchase price of approximately $15.2 million, and retired a second tranche in August, 1998, at a purchase price of approximately $7.1 million.

    SHORT TERM FINANCING:

    Borrowing from Parent

    On April 1, 1998, the Company entered into a $600 million senior credit facility with Westar Capital to refinance promissory notes and to replace a previous credit facility. The facility size was reduced to $242.8 million pursuant to Westar Capital's contribution of approximately $357.2 million of equity capital to the Company in June 1998 (see footnote 8 "Changes in Securities"). Westar Capital and the Company agreed to increase the size of the facility to $292.8 million on June 29, 1998 and subsequently increased the size of facility to $322.8 million on July 30, 1998 and $472.8 million on August 6, 1998. As of September 30, 1998, Protection One had $294.8 million in borrowings payable to Westar Capital, which bears interest at a floating rate based on LIBOR, currently ranging from 6.5% to 6.75%.

    6.   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY:

    On September 30, 1998, Protection One entered into an agreement to exchange all of its common and preferred stock investment in Guardian International, Inc. for a new series of redeemable preferred stock issued by Guardian, which carries a current annual dividend rate of 7%. The exchange transaction has resulted in the recognition by Protection One of a non-recurring $3 million gain reflected in "Other Income", the amount of which is primarily due to the net present value of the new securities received being greater than that of the old securities exchanged. In connection with the exchange, Protection One will utilize the cost method in place of the equity method of accounting for its investment in Guardian, since the new redeemable preferred carries no voting rights and the Company does not exercise significant influence over the activities of Guardian.

    During the third quarter, prior to the exchange transaction, Protection One recognized its equity portion of Guardian's earnings. For the nine months ended September 30, 1998, the amount included in Protection One's earnings is a loss of $0.4 million.

    7.   MERGERS AND ACQUISITIONS:

    During the nine months ended September 30, 1998, Protection One made three significant acquisitions. The Company acquired Network Multi-Family Security Corporation, which had 200,000 subscribers for approximately $180 million, the assets of Multimedia Security Services, Inc. with 147,000 subscribers, for approximately $233 million and the stock of Compagnie Europeene de Telesecurite, with 60,000 subscribers, for approximately $140 million.

    The chart below shows cash, on a net basis, paid for the three significant acquisitions and all other acquisitions that occurred during the nine months ended September 30, 1998.

                     Assets acquired            $  826,545
                     Liabilities assumed          (270,746)
                                                ----------
                     Cash paid                  $  555,799

                     Less: cash acquired            (1,569)
                                                ----------
                     Net cash paid              $  554,230
                                                ==========

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

    9.    SUBSEQUENT EVENTS:

    In October, 1998, the Company announced that it had entered into an agreement to acquire Lifeline Systems, Inc., the leading provider of personal emergency response service ("PERS") in North America for approximately $174 million or $29.74 per share in cash and common stock of a newly formed holding company for Protection One, based on the number of shares of currently outstanding Lifeline shares. Under the terms of the agreement approved by the Board of Directors of Protection One and Lifeline, each Lifeline share will be converted into the right to receive either, (a) $14.50 and a certain number of shares of the holding company common stock based on the average closing price of Protection One's common stock prior to the consummation of the transaction and adjusted for a variable exchange rate or, (b) at the stockholders option, additional shares of the holding company's common stock in lieu of all or a portion of such cash. Based on the closing price of Protection One common stock on October 16, 1998, each share of Lifeline common stock would have converted to the right to receive shares of the holding company common stock worth approximately $15.24. The acquisition will be accounted for as a purchase and is intended to qualify as a tax-free reorganization to the extent of the holding company common stock received in the transaction.

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

    OVERVIEW

    Protection One is a leading provider of security alarm monitoring and related services in the United States, with approximately 1.5 million subscribers as of September 1998. The Company has grown rapidly by participating in both the expansion and the consolidation of the security alarm monitoring industry.

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

    The Company provides its services to the residential, commercial and wholesale segments of the alarm monitoring market. The Company believes the residential segment, which represents in excess of 80% of its customer base, is the most attractive because of its growth prospects, gross margins and size. Of the Company's customer base, approximately 62% reside in single-family households and approximately 18% reside in multi-family complexes such as apartments and condominiums. Commercial subscribers represent 12% of the customer base and subscribers served by independent alarm dealers that subcontract monitoring services to the Company represent 7% of the customer base. Protection One intends to grow its presence in each of these key market segments, although the residential market remains the most important for the Company's growth strategy.

    NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

    GENERAL. Results for the nine months ended September 30, 1998 (the "first three quarters of fiscal 1998") reflect the operations of Protection One following the Combination, and include 42 subsequent acquisitions comprising over 680,000 subscribers that were completed at various times throughout the nine months ended September 30, 1998. Results for the comparable periods in 1997 reflect the Company's operations prior to the Combination and such acquisitions. During 1997, the Company's results reflect the operations of Westar and WestSec only. The Company's subscriber base more than tripled from 0.4 million subscribers at September 30, 1997 to 1.5 million subscribers at September 30, 1998.

    REVENUES for the first three quarters of fiscal 1998 increased by approximately $180.4 million, or 186.5%, to $277.1 million from $96.7 million for the comparable period in 1997 (the "first three quarters of fiscal 1997"). Monitoring and related services revenues increased by approximately $170.9 million, or 203.6%. Substantially all of the increase is due to the Combination, subsequent acquisition activity and growth generated through the Company's dealer program. Installation and other revenues increased by $9.5 million, or 74.2% to $22.3 million from $12.8 million, reflecting additional installation revenues from several acquisitions, offset by a reduction in Westar and WestSec installation activities. The decline in Westar and WestSec installation revenues reflects the Company's conversion of substantially all sales and installation activities previously conducted by an internal sales force to the Company's dealer program. The Company intends, however, to maintain certain acquired installation activities associated with servicing its existing commercial customer base.

    COST OF REVENUES for the first three quarters of fiscal 1998 increased by approximately $59.4 million, or 207.5%, to $88.0 million from $28.6 million. Cost of revenues as a percentage of total revenue increased to 31.8% for the first three quarters of fiscal 1998 from 29.6% for the comparable period in 1997. Monitoring and related services expenses increased by approximately $46.3 million, or 180.4%, primarily due to the Combination and growth experienced in the first three quarters of fiscal 1998. Monitoring and related services expenses as a percentage of monitoring and related services revenues decreased to 28.2% for the three quarters of fiscal 1998 from 30.6% in the comparable period in 1997, due to the economies of scale achieved with a larger subscriber base when compared to the same period in 1997. Other cost of revenues increased by $13.1 million, or 441.3%, reflecting primarily additional commercial installation activities from acquired operations.

    GROSS PROFIT for the first three quarters of fiscal 1998 was approximately $189.1 million, representing an increase of $121.0 million, or 177.6%, over $68.1 million of gross profit recognized in the comparable period in fiscal 1997. Such increase is attributable primarily to subscriber growth. Gross profit as a percentage of total revenues was 68.2% for the first three quarters of fiscal 1998 compared to 70.4% for the comparable period in 1997. The decline in gross profit as a percentage of revenues is due to a decline in the profitability of other revenues offset by a slightly higher gross margin on monitoring and related services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") rose to $61.3 million in the first three quarters of fiscal 1998, an increase of approximately $14.7 million, or 31.6%, over S,G&A in the comparable period in 1997. Substantially all of the increase is due to the increased corporate and branch infrastructure resulting from the Combination and growth activities in the first three quarters of fiscal 1998. Such figure as a percentage of total revenues decreased from 48.2% in the first three quarters of fiscal 1997 to 22.1% in the first three quarters of fiscal 1998. The substantial decline in S,G&A as a percentage of total revenues reflects the significant reduction in Westar and WestSec installation activities, as well as the integration of branch operations and corporate administrative functions pursuant to the Combination and acquisitions.

    ACQUISITION AND TRANSITION EXPENSES for the first three quarters of fiscal 1998 totaled $7.3 million, as compared to no expenses in the comparable period in 1997. Prior to the Combination, the Company did not maintain departments dedicated to the integration of new and acquired subscribers. For the remainder of fiscal 1998, the Company expects to increase expenditures in these departments to provide a high level of support for the increasing size and productivity of the Company's dealer program.

    AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE was $82.8 million for the first three quarters of fiscal 1998, an increase of $56.7 million, or 217.9% over $26.0 million in the comparable period in 1997. The increase is due primarily to the amortization of additions to subscriber intangibles and goodwill arising from the Combination, acquisition activity and growth generated by the Company's dealer program during the first three quarters of 1998.

    OTHER INCOME (EXPENSE) totaled $(16.0) million of expense in the first three quarters of 1998, as compared to $(24.9) million of expense in the comparable period in 1997. Interest expense increased to $(37.3) million during the period, reflecting additional borrowings made to fund the Company's growth activities in the first three quarters of fiscal 1998. Interest expense was reduced by other income of $21.3 million during the nine months ended September 30, 1998, reflecting a non-recurring gain on repurchase of certain contracts and the recognition of a non-recurring gain on the exchange of investment securities. See Footnote 6- "Investment in Unconsolidated Subsidiary." The Company is unable to estimate the extent, if any, of any future non-recurring income or expense that may occur from time to time.

    BALANCE SHEET DATA. At September 30, 1998, the Company's working capital deficit was $111.8 million (excluding short-term debt and current maturities of long-term debt) compared to a working capital surplus of $33.6 million at December 31, 1997. This increase in the working capital deficit of $145.4 million is primarily due to a decrease in cash and cash equivalents of $60.1 million, and increases in purchase holdbacks of $27.5 million, deferred revenues of $16.9 million, accrued liabilities of $20.0 million and acquisition transition costs of $11.7 million. Goodwill and trademarks and subscriber accounts and intangibles, net increased to $2.2 billion at September 30, 1998 from $1.2 billion at December 31, 1997. This increase of approximately $964.7 million, or 79.0% reflects the addition of approximately 680,000 subscribers in the first three quarters of fiscal 1998. Total stockholders' equity increased approximately $415.9 million to $1.3 billion from $934.0 million. The increase in such figure reflects the issuance of approximately $400 million of common stock in a concurrent public offering and private placement. Further increases in total stockholder's equity arose from the Company's issuance of $4.9 million of common stock in connection with an acquisition and $10.0 million of net income generated during the period.

    THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

    REVENUES for the third quarter of fiscal 1998 increased by approximately $70.4 million, or 214.7%, to $103.3 million from $32.8 million for the comparable period in 1997 (the "third quarter of fiscal 1997"). Monitoring and related services revenues increased by approximately $68.3 million, or 242.4%. Substantially all of the increase is due to the Combination, subsequent acquisition activity and growth generated through the Company's dealer program. Installation and other revenues increased by $2.1 million, or 45.7% to $6.7 million from $4.6 million, reflecting primarily additional commercial installation revenues from several acquisitions, offset by a reduction in Westar and WestSec residential installation activities.

    COST OF REVENUES for the third quarter of fiscal 1998 increased by approximately $21.6 million, or 197.4%, to $32.5 million from $10.9 million. Cost of revenues as a percentage of total revenues decreased to 31.5% for the third quarter of fiscal 1998 from 33.4% for the comparable period in 1997. Monitoring and related services expenses increased by approximately $17.2 million, or 171.8%, primarily due to the Combination and growth experienced in the first three quarters of fiscal 1998. Monitoring and related services expenses as a percentage of monitoring and related services revenues decreased to 28.1% for the third quarter of fiscal 1998 from 35.4% in the comparable period in 1997, due to economies of scale achieved with a larger subscriber base. Other cost of revenues increased by $4.4 million, or 464.9%, reflecting primarily additional commercial installation activities.

    GROSS PROFIT for the third quarter of fiscal 1998 was approximately $70.7 million, representing an increase of $48.8 million, or 223.3%, over $21.9 million of gross profit recognized in the comparable period in fiscal 1997. Such increase is due to the growth factors noted in "-- General" above. Gross profit as a percentage of total revenues was 68.5% for the third quarter of fiscal 1998 compared to 66.6% for the comparable period in 1997. The increase in gross profit as a percentage of revenues reflects the higher monitoring and related services gross margin, offset by the lower gross margin associated with other revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") rose to $21.6 million in the third quarter of fiscal 1998, an increase of approximately $5.9 million, or 38.0%, over S,G&A in the comparable period in 1997. Such figure as a percentage of total revenues decreased from 47.7% in the third quarter of fiscal 1997 to 20.9% in the third quarter of fiscal 1998. The substantial decline in S,G&A as a percentage of total revenues reflects the significant reduction in Westar and WestSec residential installation activities, as well as the integration of branch operations and corporate administrative functions pursuant to the Combination and acquisitions that occurred in the first three quarters of fiscal 1998.

    ACQUISITION AND TRANSITION EXPENSES for the third quarter of fiscal 1998 totaled $2.8 million, as compared to no expenses in the comparable period in 1997. The Company expects acquisition and transition expenses to increase in future periods due to the Company's efforts to integrate acquisitions and to support the national expansion of its Dealer Program.

    AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE was $32.5 million for the third quarter of fiscal 1998, an increase of $23.3 million, or 255.5% over $9.1 million in the comparable period in 1997. The increase is due primarily to the Combination, acquisition activity and purchases of subscriber accounts through the Company's dealer program.

    OTHER INCOME (EXPENSE) totaled $(4.5) million of expense in the third quarter of 1998, as compared to $(8.4) million of expense in the comparable period in 1997. Interest expense increased to $(12.4) million during the period, reflecting additional borrowings made to fund the Company's growth. Interest expense was reduced by other income of $7.9 million during the third quarter of 1998, reflecting a non-recurring gain on repurchase of certain contracts and the recognition of a non-recurring gain on the exchange of investment securities. See Footnote 6- "Investment in Unconsolidated Subsidiary." The Company is unable to estimate the extent , if any, of any future non-recurring income or expense that may occur from time to time.

    LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. The Company has financed its operations and growth with advances from Westar Capital, a wholly owned subsidiary of, Western Resources, Inc. ("Western Resources") supplemented by operating cash flows and the public portion of the Equity Offerings.

    RECENT DEVELOPMENTS. On August 7, 1998, Protection One acquired 65.6% of the outstanding shares of a leading French security alarm company, Compagnie Europeenne de Telesecurite ("CET") at a purchase price of 450FFR per share, for a total of approximately $94 million. CET has approximately 60,000 subscribers and 36 branch offices located primarily in France, as well as Belgium, Germany, the Netherlands and Switzerland. CET has current annualized revenues of approximately $75 million, which along with its subscriber count, makes it one of the largest alarm companies in France and continental Europe. Protection One intends to complete, in October 1998, a public tender offer for the remaining shares of CET, in accordance with French law, also at 450FFR per share.

    On August 17, 1998, the Company completed an offering of Senior Unsecured Notes, (the "Senior Unsecured Notes") in the amount of $250 million bearing an interest rate of 7 3/8% due in 2005. Proceeds from the offering were used to reduce borrowings under the Company's revolving credit facility by approximately $233 million.

    In October, 1998, the Company announced that it had entered into an agreement to acquire Lifeline Systems, Inc., the leading provider of personal emergency response service ("PERS") in North America for approximately $174 million or $29.74 per share in cash and common stock of a newly formed holding company for Protection One, based on the number of shares of currently outstanding Lifeline shares. Under the terms of the agreement approved by the Board of Directors of Protection One and Lifeline, each Lifeline share will be converted into the right to receive $14.50 and a certain number of shares of the holding company common stock based on the average closing price of Protection One's common stock prior to the consummation of the transaction and adjusted for a variable exchange rate. Based on the closing price of Protection One common stock on October 16, 1998, each share of Lifeline common stock would have converted to the right to receive shares of the holding company common stock worth approximately $15.24. The acquisition will be accounted for as a purchase and is intended to qualify as a tax-free reorganization to the extent of the holding company common stock received in the transaction.

    MATERIAL COMMITMENTS. The Company has several long-term commitments. The
6 3/4% Senior Subordinated Convertible Notes, which total $103.5 million in aggregate principal amount, mature on September 15, 2003, and the Company must make a payment of $107.9 million on September 30, 2005, at the maturity of the 13 5/8% Senior Subordinated Discount Notes ("the Discount Notes"). Cash interest payable on the Convertible Notes and Discount Notes will total $14.3 million in 1998 and $21.7 million thereafter until maturity. (See Note 5 of Notes to Consolidated Financial Statements, for further information regarding the Convertible Notes and Discount Notes.) the Company will be required to make cash interest payments totaling $18.4 million annually on the Senior Unsecured Notes and is required to redeem such notes on August 15, 2005. In addition, Protection One assumed, as part of the Combination, approximately $60 million of the WestSec indebtedness from agreements entered into by WSS, of which approximately $26 million is payable in 1998 and $34 million in 1999. Under the agreements, Protection One monitors and services the subscriber accounts for which certain rights were transferred to a third party. Protection One has the right, but not the obligation, to purchase the rights to the contracts as the underlying third party notes mature. The Company made payments of approximately $15.2 million in February 1998 and $ 7.1 million in August 1998 to repurchase a portion of such contracts leading to the non-recurring income discussed above.

    As discussed above, Westar Capital extended two promissory notes to the Company to enable it to fund the 1998 Acquisitions. The 6 11/16% promissory notes had an aggregate principal amount of $458.9 million at March 31, 1998 and were due on June 1, 1998. As of April 1, 1998, the Company converted its promissory notes into a $600 million senior credit facility with Westar Capital ("the Senior Credit Facility.") The Company may borrow, subject to certain financial covenants and restrictions, at varying interest rates ranging from LIBOR plus 1.125% to the Prime Rate plus 1.125%. The commitment under the Senior Credit Facility was reduced to $242.8 million in June 1998, reflecting Westar Capital's participation in the Equity Offerings. In July 1998, the commitment under the Senior Credit Facility was increased to $322.8 million pursuant to two amendments and in August 1998 it was further increased to $472.8 million. The Senior Credit Facility matures on March 30, 1999.

    The Company generated $82.5 million of net cash provided by operating activities for the nine months ended September 30, 1998, compared to the $20.4 million net cash provided by operating activities in the nine months ended September 30, 1997. The increase in net cash provided by operating activities reflects the Company's substantial growth from the Combination and during the first three quarters of fiscal 1998.

    The Company used $820.0 million of net cash in investing activities compared to the use of $30.1 million for the comparable period in 1997. Investing activities during the nine months ended September 30, 1998 included the acquisitions of Comsec, Multimedia in the first quarter, and CET in the third quarter, as well as several other portfolios of subscriber accounts in the second and third quarters and dealer program purchases.

    The Company generated $677.3 million of net cash through financing activities for the nine months ended September 30, 1998 compared to generating $12.2 million for the nine months ended September 30, 1997. The Company received cash funding of approximately $113.2 million from Westar Capital and reduced other indebtedness by approximately $86.2 million.

    The indentures governing the Senior Unsecured Notes, Discount Notes and Convertible Notes contain certain restrictions on the transfer of Company funds, including dividends, loans and advances made by the Company. The Company believes such restrictions have not had and will not have a significant impact on the Company's ability to meet its cash obligations.

    CAPITAL EXPENDITURES. The Company anticipates making capital expenditures in 1998 of approximately $24.0 million, including $5.0 million to upgrade branch operations, $12.5 for integration activities, and $5.0 million for service center improvements and other capital items. The Company has spent $18.9 million in capital expenditures during the first three quarters of fiscal 1998 and anticipates an additional $5 million of expenditures in the fourth quarter of fiscal 1998.

    TAX MATTERS. As a result of the Combination, Protection One will be consolidated into future federal income tax returns filed by its parent, WRI. The two parties have entered into a tax sharing agreement, whereby WRI will make cash payments to the Company for current tax benefits utilized for income tax return purposes and will require cash payments from the Company for current tax expenses incurred for income tax return purposes.

    If and when the Company, or its parent, generates income for tax return purposes, over time it will proportionately utilize net operating loss carryforwards existing at November 24, 1997 in amounts up to approximately $50 million. Currently, the deferred tax assets related to the net operating loss carryforwards are fully reserved due to uncertainty as to their future realizability. However, when net operating loss carryforwards are utilized, the relief of the corresponding reserve will not create a net income benefit, but, as required by generally accepted accounting principles, will reduce the Company's goodwill balances. The net financial statement impact of this treatment will cause the Company to recognize deferred tax expense it might otherwise not recognize.

YEAR 2000 ISSUE

    GENERAL. The Company is proceeding with its formal program to address the effect of the of the Year 2000 issue on its information systems and operations. Protection One faces the Year 2000 issue because many computer systems and applications were originally programmed with abbreviated dates that eliminate the first two digits of the year, assuming that such digits are always "19". On January 1, 2000, computer systems and applications so programmed may incorrectly recognize the date as January 1, 1900, returning incorrect results from calculations and processes using these dates. Some computer systems and applications may cease processing completely due to the date abbreviation. Calculations using dates beyond December 31, 1999 may affect computer applications before January 1, 2000.

    The Company has established a formal Year 2000 readiness program to investigate and correct Year 2000 problems in its primary information systems. All business units are participating in this formal program, using a standardized methodology.

    STATE OF READINESS. The goal of the Company's Year 2000 Readiness Program is to identify and assess all computer programs, computer hardware and embedded systems critical to the Company's business and operational needs that could be potentially affected by the Year 2000 date change, to repair or replace such systems found to be incompatible with Year 2000 dates, and develop and implement predetermined actions to be used as contingencies in the event any critical business function fails unexpectedly or is interrupted. The program is directed by a written policy which provides guidance and methodology for the departments and business units to follow. Due to varying degrees of exposure of departments and business units to the Year 2000 issue, some are further along in the readiness process than others. All departments have completed the awareness, inventory and assessment phases

(Identification and Assessment Phase). The majority of the Company's current efforts are in the remediation and testing phase. Development of contingency plans are scheduled to commence in January 1999 and conclude in June 1999. Overall, based on manhours as a measure of work effort, management believes the readiness effort is approximately 20% complete.

     Protection One's Year 2000 Readiness Program addresses commercial computer software, including mainframe, client/server and desktop software, internally developed computer software, including mainframe, client/server and desktop software; computer hardware, including mainframe, client/server and desktop, network, communications, and peripherals; devices using embedded computer chips, including controls, sensors, facilities equipment, heating, ventilating and air conditioning (HVAC) equipment; and relationships with third-party vendors and suppliers. The Company's Year 2000 policy requires testing as a method for verifying the Year 2000 readiness of an item. For those items which are impossible to test, other methods may be used to identify the readiness status, provided adequate contingency plans are established to provide a workaround or backup for the item.

         The table below summarizes the status of the components of the Year 2000 Readiness Program at September 30, 1998.

                                                                                Estimated
                                                                                Completion        Percentage
                                   Phase                                           Date           Completion
             -----------------------------------------------------------------------------------------------
             Identification and assessment                                       Oct 1998               100%
             Remediation and unit testing
                Business critical process                                        Feb 1999                33%
                Less critical process                                            Apr 1999                 2%
             Comprehensive testing
                Guidelines and tools                                             Dec 1998                 5%
                Testing                                                          Jun 1999                 0%
             Contingency planning
                Guidelines and tools                                             Dec 1998                80%
                Planning                                                         Jun 1999                 0%
             Contingency plan testing and resourcing
                Guidelines and tools                                             Nov 1998                 2%
                Testing and resourcing                                           Aug 1999                 0%
             Mobilization and alert                                              Dec 1999                 0%



     COSTS. The Company estimates the total costs to update all critical operating systems for Year 2000 readiness will be approximately $3 million. As of September 30, 1998, approximately $537,000 of these costs had been incurred. These costs include labor for both company employees and contract personnel used in the Year 2000 program, and non-labor costs for software tools used in the remediation and testing efforts, replacement software, replacement hardware, replacement embedded devices and other such costs associated with testing and replacement. The costs of the Year 2000 readiness program are substantially all information technology-related (IT). Non-IT systems are highly critical to Protection One's business, but are largely beyond the Company's ability to control. This includes, telephone, electricity, water, transportation and governmental infrastructure.

     RISKS. Following the identification and assessment phase, Protection One believes that most of its business-critical systems are Year 2000 ready at this time with the remainder to be remediated prior to the end of the first quarter of 1999. Effective contingency plans will be developed and tested prior to January 1, 2000, in an effort to cover all Protection One business-critical systems and processes.

     Protection One has three major processing sites (Irving, Texas; Beaverton, Oregon and Wichita, Kansas) each of which operates different applications and databases. While some business interruptions are possible, Year 2000 related shutdown of all three major sites is not considered likely.

     The most reasonably likely worst case scenario is to be found in the area of external services, specifically firms providing electrical power, heating, ventilating and air conditioning, and telecommunications (local and long distance). While the Company believes the total collapse of service providers is highly unlikely, one or more of the following scenarios could occur: (1) temporary disruption or unpredictable provision of nationwide long-distance service; (2) temporary or unpredictable provision of local telephone service; and (3) temporary interruption or unpredictable provision of electrical power.

     CONTINGENCY PLANS. Protection One is developing contingency plans for each of the three most reasonably likely worst case scenarios. Such plans would include (1) backup arrangements with alternative long distance service providers, including wireless services; (2) backup arrangements with alternative local telephone service providers in areas of the country where they exist and also including wireless services; and (3) relocation or transfer of some essential business functions to other Protection One sites which are unaffected. Widespread or long-term instances of any of the three identified most reasonably likely scenarios will nonetheless, result in interruptions to the Company's business processes. Contingency plans will ameliorate, but not eliminate, problems of such magnitude.

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



 27.1           Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                    PROTECTION ONE, INC.
                                    PROTECTION ONE ALARM MONITORING, INC.

October 31, 1998                    By: /s/ John W. Hesse
                                         -------------------
                                            John W. Hesse
                                    Executive Vice President
                                    and Chief Financial Officer

                                  EXHIBIT LIST

              EXHIBIT
              NUMBER          EXHIBIT DESCRIPTION
              -------         -------------------
               27.1         Financial Data Schedule.