Form 10-K
period 1998-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1999-04-14
CIK 916230, 916310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                  0-24780                               33-73002-01
         (Commission File Number)                (Commission File Number)

           PROTECTION ONE, INC.            PROTECTION ONE ALARM MONITORING, INC.
  (Exact Name of Registrant as Specified   Exact Name of Registrant as Specified
                in Charter)                             in Charter)

                 DELAWARE                                DELAWARE
      (State of Other Jurisdiction of         (State or Other Jurisdiction of
      Incorporation or Organization)          Incorporation or Organization)

                93-1063818                              93-1064579
   (I.R.S. Employer Identification No.)    (I.R.S. Employer Identification No.)

     600 CORPORATE POINTE, 12TH FLOOR,       600 CORPORATE POINTE, 12TH FLOOR,
      CULVER CITY, CALIFORNIA, 90230          CULVER CITY, CALIFORNIA, 90230
      (Address of Principal Executive         (Address of Principal Executive
       Offices, Including Zip Code)            Offices, Including Zip Code)

              (310) 342-6300                          (310) 342-6300
      (Registrant's Telephone Number,         (Registrant's Telephone Number,
           Including Area Code)                    Including Area Code)

                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON WHICH
            TITLE OF EACH CLASS                        REGISTERED
  ----------------------------------------  ---------------------------------
  Common Stock, par value $.01 per share         New York Stock Exchange
    of Protection One, Inc.
  6 3/4% Convertible Senior Subordinated
    Notes Due 2003 of Protection One Alarm
    Monitoring, Inc. Guaranteed by
    Protection One, Inc.

          Securities registered pursuant to Section 12(g) of the Act:
                                    (NONE.)
                                (Title of Class)

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

    The aggregate market value of common stock of Protection One, Inc. held by nonaffiliates on February 24, 1999 (based on the last sale price of such shares on the New York Stock Exchange) was $153,712,322.

    As of March 31, 1999, Protection One, Inc. had 126,838,741 shares of Common Stock outstanding, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions I (1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format set forth therein.

DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of Protection One, Inc.'s proxy statement on Schedule 14A to be furnished to stockholders in connection with its Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K. Such proxy statement is expected to be filed with the Commission prior to April 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.  Business.........................................................    1
Item 2.  Facilities.......................................................   23
Item 3.  Legal Proceedings................................................   24
Item 4.  Submission of Matters to a Vote of Stockholders..................   24

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.........   25
Item 6.  Selected Consolidated Financial Data.............................   26
Item 7.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................   29
Item 7A. Market Risk Disclosure...........................................   44
Item 8.  Financial Statements and Supplementary Data......................   45
Item 9.  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................   45

                                    PART III

Item 10. Directors and Executive Officers of the Registrants..............   46
Item 11. Executive Compensation...........................................   46
Item 12. Security Ownership of Certain Beneficial Owners and Management...   46
Item 13. Certain Relationships and Related Transactions...................   46

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
        8-K...............................................................   47

                                     PART I

ITEM 1. BUSINESS

    Unless the context otherwise indicates, all references in this Annual Report on Form 10-K (this "Report") to the "Company", "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Protection One Alarm Monitoring") and Protection One's other wholly owned subsidiaries. Each of Protection One and Protection One Alarm Monitoring is sometimes referred to herein as "Registrant." Protection One's sole asset is, and Protection One operates solely through, its investment in Protection One Alarm Monitoring and Protection One's other wholly owned subsidiaries. Each of Protection One and Protection One Alarm Monitoring is a Delaware corporation organized in September 1991.

OVERVIEW

    Protection One is one of the leading providers of life safety and property monitoring services, providing electronic monitoring and maintenance of its alarm systems to over 1.5 million customers in North America and Europe. We also provide our customers with enhanced services that include:

    - extended service protection;

    - patrol and alarm response;

    - two-way voice communication;

    - pager service;

    - medical information service;

    - cellular back-up; and

    - mobile security services.

    Approximately 85% of our revenues are contractually recurring for monitoring alarm security systems and other related services. We have grown rapidly by participating in the organic growth in the alarm industry and by acquiring other alarm companies.

BUSINESS

    Our principal activity is responding to the immediate security and safety needs of our customers 24 hours a day. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. Security systems are designed to detect burglaries, fires and other events. Through a network of 66 service branches and four satellite offices in North America and 49 service branches in continental Europe and the United Kingdom, we provide maintenance service of security systems and, in certain markets, armed response to verify that an actual emergency has occurred.

    We provide our services to the residential (both single family and multifamily residences), commercial and wholesale segments of the alarm monitoring industry. Although we intend to grow our presence in each of these market segments, we believe that the residential segment, which represents in excess of 80% of our customer base, is the most attractive segment of the alarm business because of its lower penetration and thus stronger growth prospects, higher gross margins and larger potential size.

    At December 31, 1998, our customer base composition was as follows:

MARKET SEGMENT                                                                PERCENTAGE OF TOTAL
---------------------------------------------------------------------------  ---------------------
Single Family..............................................................               57%
Multifamily/Apartment......................................................               21%
Commercial.................................................................               12%
Wholesale..................................................................               10%
                                                                                         ---
    Total..................................................................              100%
                                                                                         ---
                                                                                         ---

    Wholesale customers represent those customers that are served by smaller independent alarm dealers that do not have a monitoring station and therefore subcontract monitoring services from us. Of the approximately 10% of our customer base that are wholesale customers, approximately 75% of those are residential customers.

    Our company is divided geographically into two business segments:

    PROTECTION ONE NORTH AMERICA generated approximately $377 million, or 90%, of our revenues in 1998 and is comprised of:

    - Protection One Alarm Monitoring--our core alarm monitoring business based in Culver City, California and

    - Network Multifamily Security--our monitored alarm business servicing the multifamily/apartment market based in Addison, Texas and

    - Mobile Division--our location-based emergency, navigation and information business servicing individuals in their automobiles based in Irving, Texas.

    PROTECTION ONE EUROPE generated approximately $44 million, or 10%, of our revenues in 1998 and is comprised of:

    - Protection One Continental Europe--our alarm monitoring business servicing continental Europe, established from our purchase of Compagnie Europeenne de T elesecurite ("CET") in September 1998, described below, based in Paris and Vitrolles, France and offices in Germany, Switzerland, Belgium and the Netherlands and

    - Protection One United Kingdom--our alarm monitoring business servicing the United Kingdom, established from our purchase of Hambro Countrywide Security in May 1998, described below, based in Basingstoke, United Kingdom.

    Because Protection One Europe was created as a result of acquisitions that occurred during the course of the year, only 10% of our 1998 revenues were contributed from this business segment. This percentage is expected to increase in 1999 as Protection One Europe contributes a full year of revenues.

RECENT DEVELOPMENTS

    SUMMARY OF NOTABLE TRANSACTIONS IN 1998

    Since November 1997, we have grown from a regional security alarm company in the western United States into a nationwide provider of life safety and property monitoring services through a series of significant strategic acquisitions and internal growth. The most important of these acquisitions was the combination with the security business of Western Resources, Inc., a transaction that increased our size by approximately 500,000 customers. The combination with Western Resources was completed in November 1997 and gave us the operational infrastructure and financial strength to support our substantial growth in 1998. We believe our internal growth and acquisition activity during 1998 successfully established

Protection One as the second largest company in the residential monitoring segment of the industry. We added over 500,000 new customers in 1998, obtained a leading position in the multifamily alarm monitoring segment and entered new, high growth markets in Canada, the United Kingdom and continental Europe. In 1998, we undertook the following notable acquisitions and financings:

    - THE ACQUISITION OF NETWORK MULTIFAMILY SECURITY CORPORATION. We acquired approximately 200,000 customers by purchasing the stock of Network Multifamily Security effective January 1, 1998 under the terms of a purchase option granted to us by Western Resources. We paid approximately $180 million for what we believe, based on our substantial industry experience and knowledge, to be the leading provider of security alarm monitoring services to apartment complexes and other multi-family dwellings.

    - THE ACQUISITION OF MULTIMEDIA SECURITY SERVICES, INC. We obtained approximately 147,000 customers and related assets, including a service center in Wichita, Kansas, when we purchased certain assets and liabilities of Multimedia Security Services for approximately $233 million in cash on March 2, 1998.

    - THE ACQUISITION OF COMSEC/NARRAGANSETT SECURITY, INC. We obtained 30,000 customers located primarily in the Northeast United States when we purchased all of the capital stock of Comsec/ Narragansett Security for $65 million, consisting of approximately $49 million of cash and $16 million of assumed debt, on March 17, 1998.

    - A CONCURRENT PUBLIC OFFERING AND PRIVATE PLACEMENT OF OUR COMMON STOCK. We issued 4,500,000 shares of common stock to the public and 33,000,000 shares of common stock to Western Resources for aggregate proceeds of approximately $356 million on June 8, 1998. We issued an additional 667,144 shares to the public and 4,597,500 shares to Western Resources for aggregate proceeds of approximately $50 million on June 29, 1998. The proceeds from these offerings were used to redeem $65.0 million of the outstanding senior subordinated discount notes issued by Protection One Alarm Monitoring and to repay borrowings under our credit facility with Westar Capital, our controlling stockholder and a wholly owned subsidiary of Western Resources.

    - THE ACQUISITION OF HAMBRO COUNTRYWIDE SECURITY. We acquired all of the capital stock of Hambro Countrywide Security, the fifth largest security company in the United Kingdom with operations throughout the United Kingdom, for approximately $18 million on May 18, 1998.

    - THE ACQUISITION OF ROGER'S CANGUARD INC. We acquired all of the capital stock of Rogers CanGuard Inc., a wholly-owned subsidiary of Rogers Cablesystems Limited, on June 30, 1998. Rogers CanGuard was Canada's fifth largest provider of residential and commercial security services with approximately 38,000 subscribers and two central stations located in Vancouver, British Columbia and Ottowa, Ontario, Canada.

    - A PRIVATE OFFERING OF SENIOR NOTES. Protection One Alarm Monitoring issued $250 million of senior unsecured notes bearing an interest rate of 7 3/8% and due in 2005 in a private offering completed on August 17, 1998. We used proceeds from this offering to repay borrowings under our credit facility with Westar Capital.

    - THE ACQUISITION OF CET. We established a major presence in Western Europe by purchasing the common stock of this public company with 60,000 customers for approximately $140 million in a series of transactions completed on September 30, 1998. We also assumed liabilities for recourse financing contracts sold to a third party financing company in this acquisition.

    - THE REFINANCING OF OUR CREDIT FACILITY WITH WESTAR CAPITAL WITH A NEW $500 MILLION CREDIT FACILITY THROUGH A SYNDICATE OF BANKS. We obtained a revolving credit facility from a syndicate of banks led by NationsBank N.A., concurrent with our offering of senior subordinated notes, discussed below, to substantially replace our credit facility with Westar Capital. The proceeds of the new facility were used to repay the borrowings under the credit facility with Westar Capital. We can borrow under this facility at a range of interest rates based on either the defined prime rate or an Eurodollar rate. Our weighted average interest rate for the new senior credit facility at December 31, 1998 was 6.8%. The new senior facility matures in December 2001.

    - A PRIVATE OFFERING OF SENIOR SUBORDINATED NOTES. Protection One Alarm Monitoring issued $350.0 million of senior subordinated notes bearing an interest rate of 8 1/8% and due in 2009 in a private offering completed on December 21, 1998. We used proceeds from this offering to repay borrowings under the new credit facility.

    SHAREHOLDER LITIGATION

    Based on public releases, we understand that purported class action lawsuits have been filed against us and certain of our officers and directors alleging violations of federal securities laws arising from our public announcement that we have decided to restate our financial statements for the year ended December 31, 1997 and each of the first three quarters of 1998. We have not been served with process and, therefore, cannot provide more details with respect to these or any other claims alleged in these actions.

    THE LIFELINE TRANSACTION

    In October 1998, we announced an agreement to acquire Lifeline Systems, Inc., ("Lifeline") a leading provider of 24-hour Personal Emergency Response and Support Services (PERSS) in North America. Based on the average closing price of our common stock for the three trading days prior to April 8, 1999, the value of the consideration to be paid under the merger agreement is approximately $129.2 million or $22.05 per Lifeline share in cash and stock. Lifeline has advised us that it is evaluating the restatement of our financial statements. The consideration to be given in the Lifeline transaction is by design variable and is subject to change within certain parameters until the closing date. Interested parties should obtain the most recent proxy/registration statement for further analysis of the merger consideration.

    Each Lifeline share will be converted into the right to receive a combination of $14.50 in cash and shares of common stock of New Protection One. The actual amount of cash and the value of the common stock to be issued will be based on the average closing price of our common stock on the New York Stock Exchange over the ten-day period ending three days before the Lifeline stockholders meeting to vote on the proposed merger, a variable exchange rate and the number of shares of Lifeline common stock outstanding at the time the transaction is completed. Lifeline stockholders may elect to receive additional shares of common stock in lieu of all or a portion of the cash consideration.

    Lifeline provides 24-hour PERSS to its customers who are primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals throughout the United States and Canada. These customers communicate with Lifeline utilizing a communicator that connects to the telephone line in the customer's home and to a personal help button, which is worn or carried by the individual subscriber. Lifeline has an extensive distribution network of over 2,200 hospitals in all 50 states and Canada. The Lifeline targeted customer base represents the fastest growing demographic segment of the North American population.

    The Lifeline acquisition is consistent with our strategy to broaden the services offered to our customers. This acquisition will also afford us the opportunity to cross-sell our alarm monitoring services to Lifeline's customers, as well as cross-sell Lifeline's services to both our customers and Western Resources' customers.

    STRATEGY

    Our strategy is to become the largest provider of life safety and property monitoring services based in North America and Europe. We intend to achieve our growth objectives by extending our leadership position in large and growing residential markets and adding new customers through our dealer program, "tuck-in" acquisitions, direct sales and strategic alliances. We are dedicated to becoming the highest quality service provider in the industry. In addition, we are focused on:

    - adding new customers at lowest cost by developing new channels of distribution

    - continuing to improve our operating efficiency and margins through further integration of acquired accounts and better scale economies

    - enhancing revenues and margins by offering additional services to new and existing customers

    - cross-selling value-added services to customers in each of our divisions

    - continuing to improve our customer service and

    - building a preeminent brand name in the security industry.

    We believe that this strategy will lead to continued growth in revenues and EBITDA. The principal components of our strategy are as follows:

    INTERNAL GROWTH

    DEALER PROGRAM. Rather than incur the costs of maintaining an internal sales force in our core North American single-family alarm monitoring business, we have built a dealer program that successfully generates a consistent and reliable number of new customers each month. We believe that our dealer program is an advantageous distribution channel because it is a source of significant organic subscriber growth at lower cost.

    Our dealer program is comprised of approximately 250 direct exclusive dealers that are typically independent alarm companies with residential and small commercial sales, marketing and installation skills. Our dealers enter into exclusive contracts with us to generate new monitoring customers that we purchase from them on an ongoing basis. We have experienced a significant increase in the number of new customers generated in North America through our dealer program in 1998. We anticipate developing a similar dealer program in Europe.

    NETWORK MULTIFAMILY SECURITY. Network Multifamily markets its services and products primarily to developers, owners and managers of apartment complexes and other multifamily dwellings. Network Multifamily grows its business through national and regional advertising, a nationwide professional field sales force and affiliations with professional industry-related associations. We believe this targeted internal sales effort is the most effective means of generating sales in the multifamily market, which is comprised primarily of developers and professionals that can be identified and contacted with relative ease.

    EUROPE. We are developing a residential dealer program for Protection One Europe modeled after our North American dealer program and are building a distribution network based upon a centralized marketing function to provide promotional materials in the markets served by Protection One Europe. We also are developing strategic alliances with leading insurance, banking and real estate companies in Europe. We believe that the combination of a residential dealer program, in conjunction with the development of strategic alliances, will provide our European operations with consistent and reliable subscriber growth at low cost, particularly as this relatively underdeveloped market matures.

    GENERATE CUSTOMER GROWTH THROUGH STRATEGIC ALLIANCES.

    Strategic alliances provide us with a proprietary source of prospective customers and offer us the opportunity to generate new customers at a substantially lower cost as well as to advertise and to build the Protection One brand name. We have aggressively pursued alliances with companies in other industries that have significant residential customer bases. Approximately 95% of our strategic alliances are exclusive arrangements governed by written contracts. Examples of companies with which we have established strategic alliances include electric and gas utilities, home builders, realtors, mortgage companies and home improvement retailers.

    We have several major initiatives in place for 1999 designed to help evolve our strategic partners from generating referral sources to becoming direct sellers of our alarm systems to the end user. This is an integral part of our strategy to lower the cost of growth through new distribution channels.

    SELL ADDITIONAL SERVICES TO INCREASE REVENUES AND MARGINS. As a means to increase revenues and margins, we provide our new and existing customers with an array of additional value-added services to help broaden our customer relationships. Our enhanced services include extended service protection, several different types of alarm verification, wireless backup and mobile services. These enhanced services also position us as a full service provider and give our dealers more features to sell in their solicitation of new customers.

    CROSS-SELLING OF SERVICES BETWEEN DIVISIONS. Through our strategic partnership with Western Resources, we have access to Western Resources' approximately 2.5 million customers, which include customers from pending acquisitions. Management is currently working with Western Resources on developing programs designed to cross-sell Protection One services to Western Resources customers as a means of generating new customers at lower cost.

    EXTERNAL GROWTH THROUGH ACQUISITIONS

    Despite the amount of significant consolidation activity that has occurred in the alarm industry over the last several years, the industry in North America and Europe remains highly fragmented. SDM Magazine (formerly Security Distribution Magazine) estimates that there are over 16,000 alarm companies in North America alone. The top 100 companies in the North American industry represent only 25% of the total revenue in that industry. The remaining 75% are comprised of small, local alarm companies with annual revenues typically less than $1 million. Management estimates that the combined customer base of these small alarm companies exceeds eight million customers, indicating that the consolidation trend in the alarm industry will likely continue for many years to come. Moreover, we intend to actively pursue lower cost acquisitions in Europe as an important component of our European growth strategy.

    Since November 1997, we have completed in excess of 30 transactions, adding approximately one million new customers and establishing our market position. Acquisitions, in conjunction with the dealer program allow us to increase customer density, which results in significant operating synergies. Our acquisition strategy for 1999 and beyond is to focus on smaller, less expensive, "tuck-in" acquisitions that can be quickly and easily integrated into our existing operations.

    INCREASE OPERATING EFFICIENCIES

    We continually review our monitoring, customer service and other corporate operating functions to maximize labor and other efficiencies. These ongoing initiatives to analyze our cost structure result in ongoing modifications to operating activities. We believe our economies of scale afford us a distinct competitive advantage over our smaller competitors.

    CUSTOMER SERVICE

    Our customer care centers are co-located in our service centers and answer non-emergency customer inquiries. Highly trained operators answer inbound calls to our help desk and assist customers with understanding and resolving operating issues related to their security systems. Our operators are knowledgeable on virtually every type of alarm system that is installed in our customers' homes. If an operator is unable to resolve an issue over the phone, a technician is typically dispatched through a repair order that is entered into our centralized field scheduling system.

    In 1998, we made a significant investment in our customer service-response systems and training as part of our ongoing effort to become the highest quality service provider in the industry.

    ESTABLISH PREEMINENT BRAND NAME

    We believe that there is a unique opportunity to build a preeminent consumer brand name in the security industry which would enable us to add new customers at a lower cost than our competitors and improve customer retention. Our service and response vehicles, dealer marketing efforts and affinity relationships serve as a base from which to launch further brand development efforts. We believe that a well recognized brand supports our goal of becoming the industry leader and broadening our customer relationships.

    THE SECURITY ALARM INDUSTRY

    The North American alarm industry is large, growing rapidly and characterized by a high degree of fragmentation, low residential penetration and a continuing trend towards consolidation. We believe that the European market is similarly fragmented and that the residential segment in Europe is substantially less penetrated than in North America. We further believe that the residential penetration rate in the European alarm market today closely resembles the residential penetration rate in the North American alarm market in the early 1980's.

    LARGE AND GROWING MARKET

    Management estimates that the North American Security industry grew 8.6% in 1998, reaching total revenues of approximately $16.75 billion. Of this total, management estimates that recurring alarm monitoring and leasing revenue comprised 20%, or approximately $3.4 billion, an increase of 10.7% from $3.1 billion in 1997. We also participate in the recurring service and maintenance sector of the alarm industry, which comprised 19%, or approximately $3.2 billion of total industry revenues, an increase of 8.9% from $2.9 billion in 1997. The aggregate growth of the markets in which we operate was 9.8% in 1997. SDM Magazine reports that the largest 100 companies in the U.S. alarm industry experienced growth of 14.8% in 1998, compared to the industry growth rate of 8.6%. This disparity reflects the ongoing consolidation of the security alarm industry as larger firms continue to actively acquire smaller companies. We believe that several favorable demographic trends, including the aging population, two-income families, home officing as well as a strong economy and the increased perception of crime have all contributed to an increased demand for security alarm services.

    INCREASED RESIDENTIAL PENETRATION IN NORTH AMERICA AND EUROPE

    Management and other industry sources estimate that there will be a substantial amount of new residential customers created in North America and Europe over the next several years as more and more consumers elect to include home security in their places of living.

    As the following chart indicates, only about 11% of the 122 million households in North America currently have a monitored alarm system. With the estimated terminal penetration and additional growth in the housing stock in each market segment--defined as the maximum realistic alarm penetration potential within each segment--management estimates that there will be approximately 30-40 million new customers created in the residential market over the next several years:

                                            SEGMENT SIZE                          % TERMINAL
MARKET SEGMENT                              (IN MILLIONS)    % PENETRATED         PENETRATION
-----------------------------------------  ---------------  ---------------  ---------------------
Single Family............................            78               15%              30-40%
Multifamily High Rise....................            12                0                  NA
Multifamily "Garden Style"...............            22                5               20-30
Manufactured Housing.....................            10                2               10-20
                                                    ---              ---             -------
Total....................................           122               11%              20-30%

    The residential penetration of alarms in European households is estimated by management to be less than 5%. With a population of over 380 million people in the 15 European Union countries (over 100 million larger than the United States) and crime rates in most European Union countries generally higher than the United States in most categories except murder, management believes the residential alarm penetration rate in Europe will increase significantly over the next several years. We currently operate in six European countries with a combined population of over 232 million.

    TREND TOWARD CONSOLIDATION

    Over the last several years, many of the largest security alarm companies in North America and Europe have been acquired leaving few large national and Pan-European alarm companies. Potential new entrants into the alarm industry are now faced with few, if any, large alarm companies available for purchase. We believe that the larger, more cost efficient alarm companies with access to capital will continue to grow faster than the industry average. In most cases, the installation of security systems requires alarm companies to fund the excess of installation-related costs over installation revenues, a trend that continues to be prevalent in both the residential and commercial segments.

    In addition, we believe that the growth in false alarms is causing some municipalities to consider alternatives to response by municipal police. To the extent that municipalities elect to require some form of private verification of an alarm prior to police dispatch, such policies could impose additional expenses on alarm monitoring companies and thereby provide additional impetus for consolidation. Due to our size, density in key markets and access to capital, we believe we are well positioned to take advantage of consolidation opportunities in the industry.

    OPERATIONS

    Our operations consist principally of alarm monitoring, customer service functions and branch operations.

    CENTRALIZED MONITORING, CUSTOMER SERVICE AND CUSTOMER SOLICITATION

    CUSTOMER SECURITY ALARM SYSTEMS. Security alarm systems include many different types of devices installed at customers' premises designed to detect or to react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. In general, systems for multi-family and residential applications tend to be smaller in size than those used by commercial customers, and also tend to generate a lower level of alarm signals than in commercial applications. These devices are connected to a computerized control panel that communicates through the phone lines to a service center. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated, and can transmit that information to a central monitoring station.

    The basic system sold by our dealers includes monitoring of the front and back doors of a home, one keypad, an interior motion detection device, a central processing unit with the ability to communicate signals to our central monitoring station, a panic button, a siren, window decals and a yard sign. This basic system often will be offered for little or no up-front price, but will be sold to a customer with additional equipment customized to a customer's specific needs. Such equipment add-ons include additional perimeter and interior protection, fire protection devices (heat and smoke detectors), environmental protection devices (freeze sensors and water detectors), additional panic buttons and home automation devices (lighting or appliance controls).

    CUSTOMER CONTRACTS. Our alarm monitoring customer contracts generally have initial terms ranging from one to five years in duration, and provide for automatic renewals for a fixed period (typically one year) unless we or the customer elects to cancel the contract at the end of its term.

    Typically, dealers sign customers to alarm monitoring contracts that include a bundled monthly charge for monitoring, extended service protection and a rebate against the homeowners' insurance deductibles in the event of a loss. Extended service protection covers the normal costs of repair of the security system after the expiration of the security system's initial warranty period. Although a customer may elect to sign an alarm monitoring contract that excludes extended service protection, few customers choose to do so, and we believe the bundling of monitoring and extended service protection provides additional value to customers and allows us to provide more efficient field repair services.

    SERVICE CENTERS. We maintain eight major service centers in North America to provide monitoring services to the majority of our customer base. In the United Kingdom, our service center is based in metropolitan London and in Continental Europe, our service centers are based in Paris and in metropolitan Marseilles, France. The table below provides additional detail about the North American monitoring centers:

                                  CURRENT NUMBER OF    CAPACITY OF
LOCATION                         CUSTOMERS MONITORED    FACILITY         PRIMARY MARKETS
-------------------------------  --------------------  -----------  --------------------------
Beaverton, OR..................          275,000          500,000   Residential/Commercial
Irving, TX.....................          235,000          500,000   Multi-Family
Hagerstown, MD.................           65,000          150,000   Residential/Wholesale
Irving, TX.....................          340,000          750,000   Residential/Commercial
Orlando, FL....................          100,000          500,000   Wholesale
Wichita, KS....................          147,000          500,000   Residential/Commercial
Ottawa, Ontario................           20,000           35,000   Residential
Vancouver, B.C.................           20,000           35,000   Residential

    Each service center incorporates the use of state-of-the-art communications and computer systems that route incoming alarm signals and telephone calls to operators. Each service center currently monitors signals largely on a geographic basis. We are currently standardizing our operating platforms so that the centers will be effectively integrated with signals routed to the centers on a capacity basis, rather than on a geographic basis. We expect that the use of a single operating platform in North America and Europe will enable us to realize overall operating efficiencies through the ability to monitor more effectively alarm signal patterns and adjust service center staffing levels accordingly.

    Depending upon the type of service for which the customer has contracted, service center personnel respond to alarms by relaying information to the local fire or police departments, notifying the subscriber, or taking other appropriate action, such as dispatching alarm response personnel to the customer's premises where this service is available. We also provide customers with remote audio verification capability that enables the central monitoring station to listen and speak directly into the customer's premises in the event of an alarm activation. This feature allows our personnel to verify that an emergency exists, to reassure the subscriber, and to expedite emergency response, even if the customer is unable to reach a telephone. Remote audio verification capability also assists us in quickly determining if the alarm was activated inadvertently, and thus whether a response is required.

    Our service centers operate 24 hours per day, seven days a week, including all holidays. Each operator within a service center monitors a computer screen that presents real-time information concerning the nature of the alarm signal, the customer whose alarm has been activated, and the premises on which such alarm is located. Each operator receives training that includes familiarization with substantially every type of alarm system in our customer base. This enables the operator to tell customers how to turn off their systems in the event of a false alarm, thus reducing the instances in which a field service person must be dispatched. All telephone conversations are automatically recorded. Other non-emergency administrative signals are generated by low battery status, deactivation and reactivation of the alarm monitoring system, and test signals, and are processed automatically by computer.

    All of our primary service centers in North America are listed by Underwriters Laboratories, Inc. ("UL") as protective signaling services stations. UL specifications for service centers include building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL listed facilities. In addition, such listing is required by certain commercial customers' insurance companies as a condition to insurance coverage.

    WHOLESALE MONITORING. Through our service center in Orlando, Florida, we provide wholesale monitoring services to independent dealers. The Orlando service center is one of only a few wholesale monitoring facilities to offer two-way voice communication on a widespread basis. Under the typical arrangement, dealers subcontract monitoring services to us, primarily because such dealers do not have their own monitoring capabilities. We may also provide billing and other services. Dealers retain ownership of monitoring contracts and are responsible for every other aspect of the relationship with customers, including field repair service.

    Our presence in wholesale monitoring provides us with another source of prospective acquisition targets. Independent dealers who subcontract monitoring services to us are familiar with our high quality monitoring and related capabilities, an important consideration for a prospective seller of a portfolio of security alarm customers.

    CUSTOMER CARE SERVICES. Our customer care centers are co-located in our service centers and process non-emergency communications. Operators receive inbound customer calls and the customer service group addresses customer questions and concerns about billing, service, credit and alarm activation issues. The help desk staff assists customers in understanding and resolving mechanical and operating issues related to security systems. A centralized field repair scheduling function sets up technician appointments. We also operate a dedicated customer service call center in Chatsworth, CA to address questions that customers or potential customers have about our services, as well as outbound sales and marketing activities and collections.

    ENHANCED SERVICES. As a means to increase revenues and to enhance customer satisfaction, we offer customers an array of enhanced security services, including extended service protection and several different types of alarm verification. These services position us as a full service provider and give dealers more features to sell in their solicitation of new customers. We actively solicit our customers for interest in these services. The following provides additional detail on enhanced services:

    - EXTENDED SERVICE PROTECTION, which covers the normal costs of repairing the system during normal business hours, after the expiration of the initial warranty period.

    - TWO-WAY VOICE COMMUNICATION (REMOTE AUDIO VERIFICATION), which consists of the ability, in the event of an alarm activation, to listen and to talk to persons at the monitored premises from the service center through speakers and microphones located within the premises. Among other things, such remote audio verification helps us to determine whether an alarm activation is a false alarm.

    - SUPERVISED MONITORING SERVICE, which allows the alarm system to send various types of signals containing information on the use of the system, such as which users armed or disarmed the system and at what time of the day. This information is supplied to customers for use in connection with the management of their households or businesses. Supervised monitoring service can also include a daily automatic test feature.

    - PAGER SERVICE, which provides the customer with standard pager services that also enables us to reach the customer in the event of an alarm activation.

    - WIRELESS BACK-UP, which permits the alarm system to send signals over a cellular telephone or dedicated radio system, in the event that regular telephone service is interrupted.

    - ALARM RESPONSE AND PATROL SERVICE, which provides customers in selected markets with rapid, on-premises response to and verification of alarms by armed officers.

    - MEDICAL INFORMATION SERVICE,which provides a responder with our customers' specific medical needs, as well as emergency contacts whether home or away.

    MOBILE SERVICES, which provides professional response for the delivery of emergency, navigation and information services in mobile applications. We became a pioneer in the mobile security industry when we teamed with Ford Motor Company and Motorola in 1995 to develop Lincoln RESCU. This program offered the first vehicle safety system to integrate cellular phone and global positioning technology to assist motorists when they need emergency help, roadside or routing assistance. We recently contracted with Nissan to provide similar services in connection with equipment built into its Infiniti line of cars. Mercedes-Benz also recently announced that our mobile security services would be standard across its entire S-Class model line. We are actively pursuing similar contracts with other car manufacturers.

    BRANCH OPERATIONS

    We maintain approximately 66 service branches in North America from which we provide field repair, customer care, alarm response and sales services and approximately 4 satellite locations from which we provide field repair services. We also have approximately 49 service branches in Europe from which we provide field repair, customer care, alarm response and sales services. Our branch infrastructure plays an important role in enhancing customer satisfaction, reducing customer loss and building brand awareness.

    FIELD REPAIR. Field repair personnel are trained by Protection One to provide repair services for the various types of security systems utilized by our customers. We strive to execute prompt service scheduling and first call repair for customers. Field personnel also provide quality and related compliance inspections for new installations performed by our dealers.

    Repair services generate revenues primarily through billable field service calls and recurring payments under our extended service protection program. The increasing density of our customer base, the result of our successful dealer program and our continuing efforts to acquire new customers in areas surrounding branch operations, permit more effective scheduling and routing of field service technicians and results in economies of scale.

    These economies of scale give us a distinct competitive advantage over our smaller competitors. For example, our customer density grants us increased efficiency in scheduling and routing and allows us to provide faster field service response and support, which leads to a higher level of customer satisfaction and each technician is able to make more service calls per day. We continually review available automated work management and scheduling programs to maximize employee resources in the field repair function.

    ALARM RESPONSE AND PATROL. We offer our customers in Southern California and Las Vegas alarm response and patrol enhanced services in addition to our other services. These armed officers supplement our alarm monitoring service by providing "alarm response service" to alarm system activations, "patrol service" consisting of routine patrol of customers' premises and neighborhoods and, in a few cases, "special watch" services, such as picking up mail and newspapers and increased surveillance when the customer is travelling. Alarm response service requires our patrol officers to observe and to report any potential criminal activity at a customer's home.

    We believe that demand for alarm response and patrol services is likely to increase as a result of a trend on the part of local police departments to limit their response to alarm activations and other factors that may lead to a decrease of police presence. The Private Sector Liaison Committee of the International Association of Chiefs of Police has established Non-Sworn Alarm Responder Guidelines to provide standards for private alarm response officers. Although we currently incur a loss in our patrol and alarm response operations, we believe that further demand for such services will enable us to increase customer density in our routes, thereby reducing losses. In addition, our offer of patrol and alarm response services is a sales method used to attract customers of other alarm monitoring companies that do not provide such services. To the extent that further demand develops for patrol and alarm response services, we believe that our current presence will enable us to increase our conversions of customers to our services. Additionally, we believe that such services are an effective impediment to the loss of customers.

    SALES AND MARKETING

    Our core North American sales and marketing activities consist of corporate advertising and marketing functions, centralized inbound and outbound sales functions, a branch sales function and dealer and prospective acquisition marketing efforts.

    We believe that the increasing density of our customer base has increased our overall presence and visibility. We encourage referrals from existing customers through an incentive program promoted through newsletters, billing inserts and employee contacts. Alarm response and service vehicles, which display the Protection One logo, also increase our visibility, coupled with advertising campaigns.

    Network Multifamily Security's sales and marketing activities consist of national and regional advertising, nationwide professional field sales efforts, centralized inbound and outbound sales functions, prospective acquisition marketing efforts and professional industry-related association affiliation. Services are sold directly to the property owner, and payment is based on a lease price on a per-unit basis. Ongoing service for the duration of the lease includes equipment, maintenance, 24-hour monitoring from our central monitoring station, customer service and individual market support. Property owner contracts generally have initial terms ranging from five to ten years in duration, and provide for automatic renewal for a fixed period (typically five years) unless Network or the subscriber elects to cancel the contract at the end of its term.

    Protection One Europe primarily addresses the professional and commercial markets in Europe through a network of wholly owned subsidiaries. Each subsidiary has a series of branch offices from which a direct sales force develops customer contacts. We encourage referrals from existing subscribers by way of business partnerships to develop local market presence. Further market penetration is also achieved by delivering to our customer a broad product range, including alarm monitoring, video (closed-circuit) and video-surveillance.

    Protection One Europe is developing a residential dealer program and a distribution network based upon a centralized marketing function to provide promotional material. Additionally, Protection One Europe is developing strategic alliances with leading companies in the insurance, banking and real estate industries.

    CORPORATE ADVERTISING AND MARKETING

    In the last two years, we have substantially increased our advertising and marketing efforts to support the dealer program. We use television, radio, newspaper and direct mail with promotional messages to create sales leads and to increase awareness of the Protection One brand. Such sales leads are distributed to dealers based on their financial contribution to support cooperative advertising efforts. We also have specifically tailored regional advertising and promotional programs to utilize marketing alliances where appropriate.

    Based on primary market research, we believe that there is an opportunity to build a preeminent consumer brand in the security industry. According to a 1998 SDM Magazine consumer survey on home security conducted with us, consumers are unable to name any security industry competitor on an unaided basis to a significant degree. We have established a coordinated branding strategy to assist us in achieving our other strategic objectives by positioning us as an industry leader and to build a platform for the sale of additional services. We believe that a nationally recognized brand supports our goals of becoming the industry leader and broadening our customer relationships.

    In addition, we will evaluate all future opportunities for marketing alliances and joint ventures in the context of the brand strategy, selecting those that enhance our positioning and that accelerate the growth in public awareness of our brand. Finally, we intend to test the use of brand awareness advertising in conjunction with direct response marketing, in an effort to quantify the extent to which increased consumer awareness of the brand enhances direct marketing activities. We expect to invest gradually in brand advertising over time as the security market matures.

    DEALER MARKETING

    The dealer program provides support services to dealers as they grow their independent businesses. On behalf of the dealer program participants, we obtain purchase discounts on security systems, coordinate cooperative dealer advertising and provide assistance in marketing and employee training support services.

    Dealer contracts provide for the purchase of the dealers' customer accounts by Protection One on an ongoing basis. The dealers install specified alarm systems (which have a Protection One logo on the keypad), arrange for customers to enter into Protection One alarm monitoring agreements, and install Protection One yard signs and window decals. In addition, we require dealers to qualify prospective customers by meeting a minimum credit standard.

    BRANCH SALES

    The most common reason for the loss of customers is customers moving out of their homes and businesses. Sales professionals and centralized telesales representatives at our branch offices and Chatsworth, CA customer service center are responsible for tracking previous customers' homes to sign up new owners when they move into such homes. The branch sales function also generates revenue from selling equipment upgrades and add-ons to existing customers and by attracting competitors' customers to our services.

    We operate a significant commercial sales and installation effort for security and related monitored services both in North America and Europe. Our commercial products range from basic intrusion and fire detection equipment to fully integrated systems with card access, closed circuit television and voice/video monitoring. We are also organizing a national account sales and customer service function to address the special needs of chain customers, such as restaurants and retailers.

    ACQUISITION SOLICITATION AND INTEGRATION

    We actively seek to identify prospective "tuck-in" acquisitions of companies and dealers with targeted direct mail, trade magazine advertising, trade show participation, telemarketing, membership in key alarm industry trade organizations, and contacts through various prominent vendors and other industry participants. Our extensive experience in identifying and negotiating previous acquisitions helps to facilitate the successful negotiation and execution of acquisitions in a timely manner.

    Acquisitions are integrated through a specific program developed in conjunction with each seller. Integration efforts typically include a letter from the seller to our customers, explaining the sale and transition, followed by one or more letters and packages that include our customer service brochures, field service and monitoring phone number stickers. Thereafter, each new customer is contacted individually by telephone by a member of our customer service group for the purpose of addressing the customer's questions or concerns and soliciting certain information. Finally, the customer receives a follow-up telephone call after six months and periodically thereafter.

    COMPETITION

    The security alarm industry is highly competitive and highly fragmented in both North America and Europe. In North America, there are only five alarm companies that offer services across the U.S. and Canada with the remainder being either large regional or small, privately held alarm companies. Based on number of residential customers, the top five alarm companies in North America as estimated by management, are:

    - ADT Security Services, a subsidiary of Tyco International, Inc. ("ADT");

    - Protection One;

    - SecurityLink from Ameritech, Inc., a subsidiary of Ameritech Corporation;

    - Brinks Home Security Inc., a subsidiary of The Pittston Services Group of North America; and

    - Honeywell Inc.

    In Europe, we compete with ADT, SecurityLink from Ameritech, Initial Shorrock (Rentokil Initial PLC) and Chubb Group Services Ltd. (Williams PLC), as well as the securities subsidiaries of Securitas AB.

    Other alarm service companies have adopted a strategy similar to ours that entails the purchase of alarm monitoring accounts both through acquisitions of account portfolios and through dealer programs. Some competitors have greater financial resources than us, or may be willing to offer higher prices than we are prepared to offer to purchase customer accounts. The effect of such competition may be to reduce the purchase opportunities available to us, thus reducing our rate of growth, or to increase the price paid by us for customer accounts, which would adversely affect our return on investment in such accounts and our results of operations.

    Competition in the security alarm industry is based primarily on reliability of equipment, market visibility, services offered, reputation for quality of service, price and the ability to identify and to solicit prospective customers as they move into homes. We believe that we compete effectively with other national, regional and local security alarm companies due to our reputation for reliable equipment and services, our prominent presence in the areas surrounding our branch offices and dealers, our ability to offer combined monitoring, repair and enhanced services, our low cost structure and our marketing alliances.

    INTELLECTUAL PROPERTY

    We own trademarks related to the name and logo for each of Protection One, Network Multifamily Security and CET, as well as a variety of trade and service marks related to individual services we provide. We own certain proprietary software applications, which we use to provide services to our customers.

    REGULATORY MATTERS

    A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include:

    - subjecting alarm monitoring companies to fines or penalties for transmitting false alarms;

    - permitting of individual alarm systems and the revocation of such permits following a specified number of false alarms;

    - imposing fines on alarm customers for false alarms;

    - imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms; and

    - requiring further verification of an alarm signal before the police will respond.

    Our operations are subject to a variety of other laws, regulations and licensing requirements of both domestic and foreign federal, state, and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of our business. Many jurisdictions also require certain of our employees to obtain licenses or permits. Those employees who serve as patrol officers are often subject to additional licensing requirements, including firearm licensing and training requirements in jurisdictions in which they carry firearms.

    The alarm industry is also subject to requirements imposed by various insurance, approval, listing, and standards organizations. Depending upon the type of customer served, the type of security service provided, and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

    Our advertising and sales practices are regulated in the United States by both the Federal Trade Commission and state consumer protection laws. In addition, certain administrative requirements and laws of the foreign jurisdictions in which we operate also regulate such practices. Such laws and regulations include restrictions on the manner in which we promote the sale of our security alarm systems, the obligation to provide purchasers of our alarm systems with certain rescission rights and certain foreign jurisdictions' restrictions on a company's freedom to contract.

    Our alarm monitoring business utilizes telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment, which may be used in telephone line transmission, are currently regulated by both federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of radio frequencies. In addition, the laws of certain of the foreign jurisdictions in which we operate regulate the telephone communications with the local authorities.

    RISK MANAGEMENT

    The nature of the services provided by Protection One potentially exposes us to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses. Substantially all of our alarm monitoring agreements, and other agreements, pursuant to which we sell our products and services contain provisions limiting liability to customers in an attempt to reduce this risk.

    Our alarm response and patrol services require our employees to respond to emergencies that may entail risk of harm to such employees and to others. We employ over 100 patrol and alarm response officers who are subject to extensive pre-employment screening and training. Officers are subject to local and federal background checks and drug screening before being hired, and are required to have gun and baton permits and state and city guard licenses. Officers also must be licensed by states to carry firearms and to provide patrol services. We are one of a few companies to have an in-house training academy that prepares officer candidates for employment. Our training program includes arrest procedures, criminal law, weaponless defense, firearms and baton usage, patrol tactics, and first-aid and CPR. After graduating from the Protection One Patrol Academy, a new officer rides along with a field training officer for two weeks to gain experience. In total, an officer candidate undergoes five weeks of specific training, which amount exceeds all state requirements. Although we conduct extensive screening and training of our employees, the nature of patrol and alarm response service subjects us to greater risks related to accidents or employee behavior than other types of businesses.

    We carry insurance of various types, including general liability and errors and omissions insurance in amounts management considers adequate and customary for our industry and business. Our loss experience, and the loss experiences at other security service companies, may affect the availability and cost of such insurance. Certain of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence.

    EMPLOYEES

    At December 31, 1998, we employed approximately 4,577 individuals on a full-time basis. Currently, approximately 800 of our employees in France are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

    WHERE YOU CAN FIND MORE INFORMATION

    Protection One (File No. 0-24780) and Protection One Alarm Monitoring (File No. 33-73002-01) file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (which we refer to as the "SEC"). You may read and copy any reports, statements and other information filed by Protection One at the SEC's public reference room, at 450 Fifth Street, N.W., Washington, D.C., as well as at public reference rooms in New York, New York, and Chicago, Illinois. Please call (800) SEC-0330 for further information on the public reference rooms. Our filings are also available to the public from commercial document retrieval services and at the internet web site maintained by the SEC at http://www.sec.gov. Also, we maintain an internet web site at www.protectionone.com.

                           FORWARD-LOOKING STATEMENTS

    This Report and the materials incorporated by reference herein include "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we "believe," "expect," "anticipate" or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations of Protection One include, among others, the factors discussed in the following section entitled "Cautionary Statements Regarding Future Results of Operations." The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

    CAUTIONARY STATEMENTS REGARDING FUTURE RESULTS OF OPERATIONS

    You should read the following cautionary statements in conjunction with discussions of factors discussed elsewhere in this and other of our filings with the SEC and in materials incorporated by reference in these filings. These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to public companies with broad operations, such as us. Like other businesses, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance or that of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community and other factors beyond our control.

    WE HAVE HAD A HISTORY OF LOSSES.

    We incurred a net loss of $2.5 million in 1998 (a net loss of $10.7 million excluding the effect of non-recurring income, net), $42.7 million (restated) in 1997, and $0.7 million in 1996, and Westinghouse Security (our predecessor for accounting purposes) reported net losses of $4.9 million, $5.9 million,

$1.8 million and $9.2 million in fiscal 1996, 1995, 1994 and 1993, respectively. These losses reflect, among other factors:

    - substantial charges incurred by us and Westinghouse Security for amortization of purchased customer accounts and

    - interest incurred on indebtedness and

    - other charges required to manage operations.

    The charges identified above will increase as we continue to purchase customer accounts or increase indebtedness, or if interest rates on our indebtedness increases. There can be no assurance that we will attain profitable operations on an annual basis or at all.

    THE COMPETITIVE MARKET FOR THE ACQUISITION OF ACCOUNTS MAY AFFECT OUR FUTURE
     PROFITABILITY.

    A principal element of our business strategy will be to continue to grow rapidly by acquiring portfolios of alarm monitoring accounts. During the 1992-1998 period, acquisitions were the primary source of our growth. Since November 1997, we have completed in excess of 30 transactions, adding approximately one million subscribers. Growth via our authorized dealer program through which we acquire subscriber accounts has become an increasingly important component of our growth. We compete with major firms, some of whom have greater financial resources than we do, or may be willing to offer higher prices than we are prepared to offer to purchase subscriber accounts. The effect of competition may be to reduce the purchase opportunities available to us, thus reducing our rate of growth, or to increase the price we pay for subscriber accounts, which could have a material adverse effect on our return on investment in such accounts on our business, and results of operations, financial condition, prospects and ability to service debt.

    THE INTEGRATION OF ACQUIRED BUSINESSES REQUIRES SUBSTANTIAL MANAGEMENT TIME
     AND EFFORT, WHICH COULD DIVERT MANAGEMENT'S ATTENTION FROM OTHER MATTERS.

    Significant acquisitions, including the 1997 business combination with the security businesses of Western Resources and the pending Lifeline transaction, place very significant demands on us with respect to management, operational resources and financial and internal control systems. Our future operating results will depend, in part, on our ability to continue to implement and to improve our operating and financial controls and to expand, to train and to manage our employee base. Significant risks also exist in the consolidation of our systems, operations and administrative functions. We also face risks associated with entering new lines of business, as with the Lifeline transaction, and will be dependent on the management of these business lines as we integrate operations, systems and/or financial controls. Significant changes in quarterly revenues and costs may result from the execution of this business strategy, resulting in fluctuating financial results. Additionally, managing the growth of the business may limit the time available to our management to attend to other operational, financial and strategic issues.

    WE COULD DISCOVER PROBLEMS WITH ACQUIRED BUSINESSES AFTER THEIR ACQUISITION.

    Acquisitions of subscriber account portfolios involve a number of uncertainties. Sellers in smaller transactions typically do not have audited historical financial information with respect to the acquired accounts. Therefore, in making acquisition decisions, we have generally relied on management's knowledge of the industry, due diligence procedures and representations and warranties of the sellers. There can be no assurance that these representations and warranties are or will be true and complete or, if these representations and warranties are inaccurate, that we will be able to uncover any inaccuracies in the course of its due diligence or recover damages from the seller in an amount sufficient to fully compensate it for any resulting losses. Risks associated with these uncertainties include, without limitation, the following:

    - the possibility of unanticipated problems not discovered prior to the acquisition;

    - additional expenses required to integrate the acquired company's systems;

    - higher than expected account customer losses; and

    - for acquisitions that are structured as stock purchases of other companies, the assumption of unexpected liabilities and losses from the disposition of unnecessary or undesirable assets of the acquired companies.

    Also, because the primary consideration in acquiring a portfolio of subscriber accounts is the monthly recurring revenue associated with the purchased accounts, the price we have paid has customarily been directly tied to such monthly recurring revenue. This price varies based on the number and quality of accounts being purchased from the seller, the historical activity of these acquired accounts, the anticipated profit margins and other factors.

    An important aspect of our acquisition program is the integration of customer accounts into our operations after purchase. We have consummated well over 200 acquisitions since 1992 and have experienced nearly all of the problems and challenges described in varying degrees. We have experienced acquisitions in which the quality of the accounts purchased, as defined by monthly recurring revenue, were not commensurate with our expectations. We have also experienced circumstances where the integration of an acquisition required more time than expected, often related to differences in, or the inadequacy of, software and accounting systems of the seller. On these occasions, circumstances have arisen whereby we were unable to accurately track the loss of customer accounts purchased. We have also experienced integration challenges where the servicing of newly acquired customer accounts suffered due to lack of coordination and systems. Depending upon the size, frequency and location of acquisitions, the integration of customers may adversely affect our provision of field repair services to existing customers, which may cause customer losses to increase and monthly recurring revenue to decline. In addition, if corporate or branch operations fail to integrate a substantial portion of or do not adequately service acquired customer accounts, we may experience higher rates of customer loss in the future.

    WE WILL NEED ADDITIONAL FUNDING TO FINANCE OUR FUTURE GROWTH.

    Our purchases of customer accounts through the dealer program and acquisitions of portfolios of customer accounts and new lines of business have generated cash needs that exceed the net cash provided by our operating activities. We intend to continue to pursue customer account growth through the dealer program and acquisitions. As a result, we will need additional funding from additional borrowings under our credit facility or through the sale of additional securities in the future. Depending on the price at which new equity, if any, is sold, the issuance of additional equity securities may dilute voting power, percentage ownership and earnings per common share realized by then current stockholders. Any inability to obtain funding through external financing could adversely affect our ability to increase our customers, revenues and cash flows from operations. There can be no assurance that we will be able to obtain external funding on favorable terms or at all.

    WE HAVE A SUBSTANTIAL AMOUNT OF DEBT, WHICH COULD CONSTRAIN OUR GROWTH OR
     OTHERWISE DISADVANTAGE STOCKHOLDERS.

    We have, and will continue to have, a large amount of consolidated indebtedness when compared to the equity of our stockholders. The terms of various indentures and credit agreements that govern our indebtedness limit, but do not prohibit, the incurrence of additional indebtedness. We expect to incur additional indebtedness in the future in order to fund future acquisitions of subscriber accounts.

    Additionally, please be aware that:

    - As of December 31, 1998, we had outstanding long-term indebtedness, excluding capital leases, of $926.8 million, total indebtedness of $967.6 million, an accumulated deficit of $45.8 million and stockholders' equity of $1,345.1 million. Our ratio of total indebtedness to stockholders' equity was 0.72 and total indebtedness to total capitalization was 0.42 as of December 31, 1998.

    - As of December 31, 1998, we had $42.4 million of debt outstanding under our revolving credit facility, or 5% of total indebtedness, bearing interest at a weighted average floating interest rate of 6.8%. Therefore, our financial results are and will continue to be affected by changes in prevailing interest rates.

    A large amount of indebtedness could have negative consequences, including, without limitation:

    - our ability to obtain additional financing in the future for working capital, acquisitions of subscriber accounts, capital expenditures, general corporate purposes or other purposes;

    - our ability to withstand a downturn in our business or the economy generally; and

    - our ability to compete against other less leveraged companies may be adversely affected.

    Our ability to satisfy any payment obligations will depend, in large part, on our performance, which will ultimately be affected by general economic and business factors, many of which will be outside management's control. We believe that the cash flow from operations combined with borrowings under the senior credit facility will be enough to meet our expenses and interest obligations. However, if these payment obligations can't be satisfied, we will be forced to find alternative sources of funds by selling assets, restructuring, refinancing debt or seeking additional equity capital. There can be no assurance that any of these alternative sources would be available on satisfactory terms or at all.

    WE LOSE SOME OF OUR CUSTOMERS OVER TIME.

    We experience the loss of accounts as a result of, among other factors:

    - relocation of customers;

    - adverse financial and economic conditions; and

    - competition from other alarm service companies.

    In addition, we experience the loss of newly acquired accounts to the extent we do not integrate or adequately service those accounts. Because some acquired accounts are prepaid on an annual, semiannual or quarterly basis, customer loss may not become evident for some time after an acquisition is consummated. An increase in this rate of customer loss could have a material adverse effect on our revenues and earnings.

    We have not historically observed that the rate of customer loss is correlated with the terms of the customer contracts; however, contracts with shorter terms give rise to more instances in which a customer may choose to terminate the relationship. Although the contract term varies due to the variety and number of sources from which we acquired them, based on our standard form of contract and the due diligence procedures we undertake in connection with account acquisitions, management believes that substantially all of our customer contracts provide for an initial term of one to five years. During the initial term, customers may not cancel the agreement without fulfilling their payment obligations, so customers that request cancellation during the initial term are billed for the balance of the initial term. Similarly, we believe that substantially all of our customer contracts include an "evergreen" provision, whereby the contract automatically renews for one to five year periods unless either party gives prior notice of cancellation, usually 30 to 90 days prior to expiration of the initial or any renewal term. Therefore, customers may only cancel their agreements by providing the required notice prior to expiration of the initial or a renewal term.

    When acquiring accounts, we seek under terms of the purchase agreement, to withhold a portion of the purchase price as a partial reserve against a greater than expected loss of customers. If the actual rate of customer loss for the accounts acquired is greater than the assumed rate at the time of the acquisition, and damages can not be recouped from the portion of the purchase price held back from the seller, this loss of customers could have a material adverse effect on our business, financial condition, results of operations, prospects or ability to service our debt obligations. Moreover, there can be no assurance that we will be able to obtain purchase price holdbacks in future acquisitions, particularly acquisitions of large portfolios. We have no assurance that actual rates of customer losses for acquired accounts will not be greater than the rate we have assumed or historically incurred. Moreover, we are not able to predict accurately the impact that acquired accounts will have on the overall rate of customer losses.

    As of December 31, 1998, our cost of intangible assets, net of accumulated amortization, was approximately $2.2 billion, which constituted approximately 87.7% of the book value of our total assets. In contrast to the 10-year life for amortization of subscriber accounts, we amortize goodwill over a 40-year life. As a result of discussions with the SEC staff, we are reviewing our methodology for amortizing customer accounts. While we believe our amortization method is consistent with industry practices, a significant change in the amortization method would likely have a material effect on our consolidated results of operations but would not reduce EBITDA. We also believe that the use of a 40-year estimated useful life for goodwill is appropriate because the many intangibles associated with our acquisitions will survive the estimated useful life of our customer accounts and management believes should add value to the organization over an extended period of time.

    The effects of the gross number of lost customers have historically been offset by a combination of factors that has resulted in an overall increase in the number of customers and/or revenue, including:

    - adding new accounts from customers who move into premises previously occupied by prior customers and in which security alarm systems are installed;

    - conversions of accounts that were previously monitored by other alarm companies to Protection One monitoring services;

    - accounts for which we obtain a guarantee from the seller that allows it to "put" back to the seller canceled accounts; and

    - revenues from price increases and the sale of enhanced services.

    There can be no assurance that actual future experience will be consistent with our past experiences and assumptions based on these experiences. There could be a material adverse effect on our business, financial condition, results of operations, prospects or ability to service debt obligations if actual account attrition significantly exceeds assumed attrition and the period over which the cost of purchased subscriber accounts is amortized is shortened.

    OUR RECENT ENTRANCE INTO EUROPE PRESENTS NEW OPERATIONAL CHALLENGES AND
     EXPOSES US TO FOREIGN CURRENCY FLUCTUATION.

    As a result of our acquisitions of CET in France and Hambro Countrywide Security plc in the United Kingdom, we will generate a portion of our revenues and operating income from operations in Europe. Although our European operations did not generate any significant earnings in 1998, they did generate approximately $44 million, or 10%, of revenues in 1998. We currently do not engage in hedging activities intended to offset the risk of exchange rate fluctuations, although we may in the future. Both the revenues from international operations and obligations of CET and Hambro denominated in foreign currency are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include economic instability, currency exchange rate fluctuations, changes in import duties, trade restrictions, work stoppages, currency restrictions, the ability of CET to conduct business in the new European currency, known as the "euro," and other restraints and taxes. With respect to our exposure to fluctuations in currency exchange rates, we anticipate that substantially all of our foreign exchange transactions will be denominated in the euro (as discussed below). Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to control our cost structure and satisfy foreign denominated obligations, which, in turn, could have a material adverse effect on our business, results of operations, financial condition, prospects and ability to service debt. Furthermore, depreciation of the value of the U.S. dollar against foreign currencies in which we transact business may have a negative impact on the income from operations of foreign operations.

    On January 1, 1999, eleven of the fifteen member countries of the European Union, not including the United Kingdom, established fixed conversion rates between their sovereign currencies, known as the "legacy currencies," and the euro. During a transition period from January 1, 1999 through December 31, 2001, legacy currencies will continue in use; however, the value of these currencies will be set at fixed and irrevocable conversion rates to the euro. Beginning in January 2002, new euro-denominated bills and coins will be issued and the legacy currencies will be withdrawn from circulation. We are addressing issues raised by the conversion to the euro, in ways such as adapting our information technology systems and assessing whether cross-border price transparency will limit CET's flexibility to charge different prices for similar products. CET's efforts to adapt its systems differ at its various European operations. Currently, none of CET's systems are capable of accommodating euro-denominated invoicing and purchasing transactions. Management believes the conversion to the euro has not affected our ability to subscribe new customers, pay vendors and employees or otherwise service existing customers since January 1, 1999. To the extent that existing or prospective vendors, customers or employees require CET to engage in euro-denominated transactions prior to CET's implementing systems capable of accommodating euro transactions, CET could lose these vendors, customers or employees. CET's significant European operations have formulated plans to accommodate all euro-denominated transactions and triangulation conventions by January 1, 2002.

    OUR DEBT AGREEMENTS IMPOSE OPERATIONAL RESTRICTIONS ON US.

    The Credit Facility requires us to maintain certain financial covenants, and the indentures governing our public indebtedness requires us to satisfy certain financial covenants in order to borrow additional funds. The most restrictive of these covenants are set forth in the Credit Facility and require the following:

    - Total debt to annualized EBITDA for the most recent quarter must be less than 5.0 through December 31, 1999 and less than 4.5 thereafter and

    - Annualized EBITDA for the most recent quarter to interest expense must be greater than 2.75.

    - Senior debt to annualized EBITDA must be less than 4 to 1.

    In each case, the ratio should reflect the impact of acquisitions and other capital investments for the entire period covered by the calculation. Moreover, we are required to obtain approval of the lenders under the credit facility in order to make acquisitions valued at $125.0 million or more or in businesses outside our current scope of operations. Other financial covenants are also described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Material Commitments." Our ability to comply with the ratios and the tests will be affected by events outside our control and there can be no assurance that we will meet those tests. A breach of any of the covenants or failure to meet the tests could result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable. In the case of the senior credit facility, if we are unable to pay the amounts due, the lenders could accelerate the indebtedness under the senior credit facility, which would in turn be an event of default under our various indentures governing our publicly held indebtedness. If the amounts outstanding under the senior credit facility are accelerated, there can be no assurance that our assets would be sufficient to repay the amount in full.

    OUR INCREASING RELIANCE ON DEALERS FOR GROWTH MEANS WE MUST CONTINUE TO
     ACQUIRE ACCOUNTS IN AN INCREASINGLY COMPETITIVE MARKET.

    During the period 1995 through 1997, we increasingly began to rely on independent dealers as a source for new accounts. We expect that this emphasis will continue. Our dealer program competes with other major alarm monitoring firms that also acquire accounts through these independent dealers. Some of these firms with competitive dealer programs have substantial financial resources, including ADT Operations, Inc., a subsidiary of Tyco International, Inc., and the security subsidiaries of the Ameritech Corporation. We are also aware of other national firms with competitive dealer programs including Monitronics International, Inc., DMAC, as well as several large regional dealer programs. There can be no assurance that we will be able to retain or expand our current dealer base or that competitive offers to dealers will not require us to pay higher prices to dealers for subscriber accounts than have previously been paid. Such events could reduce our growth rate and increase our use of cash to fund growth. A lower growth rate or higher use of cash could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to service debt obligations.

    DECLINES IN NEW CONSTRUCTION OF MULTI-FAMILY DWELLINGS MAY AFFECT OUR SALES
     IN THIS MARKETPLACE.

    Demand for alarm monitoring services in the multi-family alarm monitoring market is tied to the construction of new multi-family structures. We believe that developers of multi-family dwellings view the provision of alarm monitoring services as an added feature that can be used in marketing newly developed condominiums, apartments and other multi-family structures. Accordingly, we anticipate that the growth in the multi-family alarm monitoring market will continue so long as there is a demand for new multi-family dwellings. However, the real estate market in general is cyclical and, in the event of a decline in the market for new multi-family dwellings, it is likely that demand for our alarm monitoring services to multi-family dwellings would also decline, which could negatively impact our results of operations.

    WESTERN RESOURCES IS OUR PRINCIPAL STOCKHOLDER AND CONTROLS OUR ACTIONS.

    Western Resources, through Westar Capital, Inc., a wholly owned subsidiary of Western Resources, owned approximately 85.4% of the outstanding common stock of Protection One as of December 31, 1998. Westar Capital has indicated that it may acquire additional shares of Protection One common stock prior to consummation of the Lifeline transaction in an amount sufficient for it to maintain an ownership position in excess of 80% of the issued and outstanding shares of Protection One common stock following the consummation of the transaction, although it is not bound by any agreement with us that would either obligate it to or prevent it from acquiring additional shares of Protection One common stock prior to or after the transaction. As long as Westar Capital continues to beneficially own in excess of 50% of the shares of Protection One common stock outstanding, Westar Capital will be able to direct the election of all directors of Protection One and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving Protection One, our acquisition or disposition of material assets and our incurrence of indebtedness and the payment of dividends on Protection One common stock. Similarly, Westar Capital will continue to have the power to determine matters submitted to a vote of Protection One's stockholders without the consent of other stockholders, to prevent or cause a change in control of Protection One and could take other actions that might be favorable to Western Resources and Westar Capital, whether or not these actions would be favorable to Protection One or its stockholders generally.

    WE FACE CHALLENGES ASSOCIATED WITH OUR OPERATIONAL REORGANIZATION.

    On December 9, 1998, we announced that we had reorganized our operating structure into new divisions in order to better manage the increased scale and scope of operations. We contemplate that, upon the consummation of the Lifeline transaction, Lifeline will become another operating division. We also created a non-operating Executive Division with the intent to focus senior management's time on key strategic and capital formation initiatives. There can be no assurance that we will be able to realize the intended benefits of its new operating structure. Moreover, we face certain risks and uncertainties associated with management and operational reorganizations, including those relating to:

    - changes in management responsibility and reporting structures

    - potential lack of communications until new reporting and communication structure becomes familiar

    - potential loss of cohesive operational strategies and

    - potential employee turnover.

    If we are unable to manage successfully these risks and uncertainties, there can be no assurance that the new operating structure will not have a material adverse affect upon our business, financial condition, results of operations, prospects and ability to service debt obligations.

ITEM 2: FACILITIES

    We maintain our executive offices at 600 Corporate Pointe, 12th Floor, Culver City, CA 90230 and our main financial and administrative offices in Irving, Texas. We operate primarily from the following facilities, although we lease office space for our approximate 66 service branch offices and 4 satellites in 33 states and Canada, 7 branch offices in the UK and 42 in continental Europe.

                                          SIZE (SQ.
LOCATION                                    FT.)       LEASE/OWN                  PRINCIPAL PURPOSE
---------------------------------------  -----------  -----------  -----------------------------------------------
UNITED STATES
Addison, TX............................      28,512        Lease   Service center/administrative headquarters
Beaverton, OR..........................      44,600        Lease   Service center
Chatsworth, CA.........................      43,472        Lease   Marketing call center
Culver City, CA........................      23,520        Lease   Corporate headquarters
Culver City, CA........................       8,029        Lease   Administrative functions
Hagerstown, MD.........................      21,370        Lease   Service center
Irving, TX.............................      53,750        Lease   Service center
Irving, TX.............................      54,394        Lease   Financial/administrative headquarters
Orlando, FL............................      11,020        Lease   Wholesale service center
Wichita, KS............................      50,000          Own   Service center/administrative headquarters

CANADA
Ottawa, ON.............................       7,937        Lease   Service center/administrative headquarters
Vancouver, BC..........................       5,177        Lease   Service center

EUROPE
Basingstoke (London), UK...............       3,500        Lease   Financial/administrative headquarters/ service
                                                                     center
Paris, FR..............................       3,498        Lease   Financial/administrative headquarters/ service
                                                                     center
Vitrolles (Marseilles), FR.............      13,003        Lease   Administrative/service center

ITEM 3: LEGAL PROCEEDINGS

    SHAREHOLDER LITIGATION

    Based on public releases, we understand that purported class action lawsuits have been filed against us and certain of our officers and directors alleging violations of federal securities laws arising from our public announcement that we have decided to restate our financial statements for the year ended December 31, 1997 and each of the first three quarters of 1998. We have not been served with process and, therefore, cannot provide more details with respect to these or any other claims alleged in these actions.

    We are a party to claims and matters of litigation incidental to the normal course of our business. The ultimate outcome of these matters cannot presently be determined; however, in our opinion, the resolution of these matters will not have a material adverse effect on our overall financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    No matters were submitted to Protection One's stockholders following our annual meeting in 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    MARKET PRICE INFORMATION

    The Protection One common stock has been listed on the New York Stock Exchange since November 6, 1998 under the symbol "POI" and was previously quoted on the National Market System of the Nasdaq Stock Market under the symbol "ALRM". The table below sets forth for each of the calendar quarters indicated, the high and low sales prices per share of Protection One common stock, as reported by the New York Stock Exchange or the Nasdaq Stock Market, as applicable, and the dividends per share declared on the Protection One common stock. All prices are as reported by the National Quotation Bureau, Incorporated, as adjusted for applicable stock splits.

                                                        PROTECTION ONE COMMON STOCK
                                                    -----------------------------------
                                                    HIGH       LOW        DIVIDENDS(1)
                                                    ----      ------     --------------
1997:
First Quarter.....................................  $111/8    $    73/8          --
Second Quarter....................................   141/8         91/4          --
Third Quarter.....................................   213/4        133/8          --
Fourth Quarter....................................   201/8        103/4      $ 7.00
1998:
First Quarter.....................................  $131/2    $   101/16         --
Second Quarter....................................   137/8         97/16         --
Third Quarter.....................................   121/8         57/8          --
Fourth Quarter....................................   121/4         77/8          --

------------------------

(1) On July 31, 1997, Protection One declared a cash distribution of $7.00 per share to all holders of record of its common stock, which was subsequently paid on November 24, 1997.

    DIVIDEND INFORMATION

    Holders of Protection One common stock are entitled to receive only dividends declared by the board of directors from funds legally available for dividends to stockholders.

    Other than the cash distribution paid to holders of record of Protection One common stock as of November 24, 1997, to holders of outstanding options to purchase Protection One common stock and to holders of warrants exercisable for Protection One common stock, all in connection with the combination of the Protection One and Western Resources security businesses in November 1997, Protection One has never paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. The indenture governing the 13 5/8% Senior Subordinated Discount Notes due 2005 of Protection One Alarm Monitoring, and the credit agreement relating to its senior credit facility restrict Protection One Alarm Monitoring's ability to pay dividends or make other distributions to its corporate parent. Consequently, these agreements restrict our ability to declare or pay any dividend on, or make any other distribution in respect of, its capital stock.

    NUMBER OF STOCKHOLDERS

    As of December 31, 1998, there were approximately 88 stockholders of record who held shares of Protection One common stock, as shown on the records of Protection One's transfer agent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes to the financial statements of Protection One and the audited financial statements and the related notes to the financial statements of Westinghouse Security, included in Item 8 of this report. The Company has restated its consolidated financial statements as of December 31, 1997 and for the year then ended. See Note 2(a) to the Consolidated Financial Statements. All amounts are in thousands, except per share and customer data, unless otherwise noted. Prior to November 24, 1997, Protection One was a standalone security business. On November 24, 1997, pursuant to a contribution agreement dated July 30, 1997, between Protection One and Western Resources, Protection One acquired WestSec and Westar, which together were the Western Resources security businesses, and Centennial Security Holdings, Inc. ("Centennial"). As a result of the November 1997 business combination, Western Resources, through its wholly owned subsidiary Westar Capital, Inc. owned approximately 85.4% of Protection One at December 31, 1997.

    The November 1997 business combination was accounted for as a reverse purchase acquisition which treats the Western Resource security businesses as the accounting acquiror. Accordingly, the results of operations of Protection One and Centennial have been included in the consolidated financial data only since November 24, 1997.

    The 1996 historical financial data of Protection One are those of the Western Resources security businesses, the accounting acquiror.

    The operating results of the Western Resources security businesses for the year ended December 31, 1995, can be considered nominal in relation to the accompanying consolidated statements of operations. The 1995 results are comprised of only two months of start-up activity. Summarized operating results are as follows (in thousands):

Revenue...............................................................................  $     344
Gross Profit..........................................................................        189
Net income............................................................................         18

    On December 30, 1996, Western Resources, through its indirect wholly owned subsidiary, WestSec, purchased the assets and assumed certain liabilities comprising the security business of Westinghouse Security Systems from Westinghouse Electric Corporation. Westinghouse Security Systems is deemed to be a predecessor of Protection One.

    Selected financial data for 1994 through 1996 were derived from the financial statements of Westinghouse Security Systems for those years. Per share data is omitted because Westinghouse Security Systems was wholly owned by Westinghouse Electric Corporation.

              (dollars in thousands, except for per share amounts)

                                              PROTECTION ONE                                PREDECESSOR
                                 -----------------------------------------  -------------------------------------------
                                                YEAR ENDED                    53 WEEKS       52 WEEKS       52 WEEKS
                                  YEAR ENDED   DECEMBER 31,   YEAR ENDED        ENDED          ENDED          ENDED
                                 DECEMBER 31,      1997      DECEMBER 31,   DECEMBER 30,   DECEMBER 20,   DECEMBER 20,
                                     1998        RESTATED        1996           1996           1995           1994
                                 ------------  ------------  -------------  -------------  -------------  -------------
STATEMENTS OF OPERATIONS DATA
Revenues.......................   $  421,095    $  144,773     $   8,097      $ 110,881      $  88,710      $  67,253
Cost of revenues...............      131,791        35,669         3,348         25,960         17,280         15,224
                                 ------------  ------------  -------------  -------------  -------------  -------------
Gross profit...................      289,304       109,104         4,749         84,921         71,430         52,029
Selling, general and
  administrative expenses......      111,798        80,755         5,091         60,166         50,919         27,448
Acquisition and transition
  expense......................       20,298         2,108            --            101            101             --
Amortization of intangibles and
  depreciation expense.........      117,651        39,822           609         21,613         17,804         13,959
Other charges:
  Impairment of customer
    accounts...................           --        12,750            --             --             --             --
  Merger related costs.........                     11,542            --             --             --             --
  Employee severance costs.....        3,400            --            --             --             --             --
                                 ------------  ------------  -------------  -------------  -------------  -------------
Operating income (loss)........       36,157       (37,873)         (951)         3,041          2,606         10,622
Interest expense, net..........       55,990        33,483            15         10,879         12,159         13,467
Other non-recurring (income)
  expense......................      (20,570)           --            --             --             --             --
                                 ------------  ------------  -------------  -------------  -------------  -------------
Income (loss) before income
  taxes and extraordinary
  gain--net of taxes...........          737       (71,356)         (966)        (7,838)        (9,553)        (2,845)
Income tax (expense) benefit...       (4,791)       28,628           310          2,978          3,630          1,081
                                 ------------  ------------  -------------  -------------  -------------  -------------
Income (loss) before
  extraordinary gain...........       (4,054)      (42,728)         (656)        (4,860)        (5,923)        (1,764)
Extraordinary gain, net of
  tax..........................        1,591            --            --             --             --             --
                                 ------------  ------------  -------------  -------------  -------------  -------------
Net income (loss)..............   $   (2,463)   $  (42,728)    $    (656)     $  (4,860)     $  (5,923)     $  (1,764)
                                 ------------  ------------  -------------  -------------  -------------  -------------
                                 ------------  ------------  -------------  -------------  -------------  -------------
Net income (loss) per share....   $     (.02)   $    (0.60)    $   (0.01)
                                 ------------  ------------  -------------
                                 ------------  ------------  -------------
CONSOLIDATED BALANCE SHEET DATA
Working capital (deficit)......   $  (48,151)   $   41,539     $ (19,447)     $ (19,515)     $ (13,035)     $ (11,551)
Customer accounts, net.........    1,014,428       530,312       265,530        157,969        138,620        114,236
Goodwill and trademarks, net...    1,187,862       672,776       218,991         11,102         11,397         11,691
Total assets...................    2,511,319     1,414,567       506,647        187,456        170,907        145,062
Long term debt, including
  capital leases...............      926,971       343,942        60,505         47,931         52,511         58,475
Total stockholders' equity.....    1,345,119       940,550       410,430        106,140         89,120         60,108
OTHER OPERATING DATA
MRR (a)........................   $   37,920    $   19,137     $   8,974      $   7,870      $   6,437      $   5,231
Number of customers at end of
  period.......................    1,541,526       756,818       424,100        313,784        265,839        214,785
Ratio of earnings to fixed
  charges (b)..................           --            --            --             --             --             --
EBITDA (c).....................   $  162,491    $   26,241     $    (342)     $  24,654      $  20,410      $  24,581
Cash flows from operations.....   $   85,150        (4,928)          (91)        23,729         15,073         21,644
Cash flows used in investment
  activities...................     (893,947)     (156,684)     (369,536)       (40,460)       (43,094)       (46,741)
Cash flows from financing
  activities...................      744,479       237,000       369,682         16,734         28,129         22,287

------------------------

    (a) Monthly recurring revenue (MRR) is revenue that Protection One is entitled to receive under contracts in effect at the end of the period. Because Protection One has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of acquisition, Protection One's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes monthly recurring revenue enhances an investor's understanding of Protection One's financial condition, results of operations and cash flows because it provides a measure of Protection One's revenue that can be used to derive estimated annual revenues acquired in acquisitions for a full year of operations. As a result, monthly recurring revenue can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing monthly recurring revenue to cash, debt and equity balances at the end of a period, an investor can assess Protection One's investment track record. Further, management believes an investor's consideration of monthly recurring revenue relative to the Protection One's customer base helps identify trends in monthly recurring revenue per customer. Monthly recurring revenue does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. Protection One does not have sufficient information as to the losses of acquired customers accounts to predict with absolute certainty the amount of acquired monthly recurring revenue that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of monthly recurring revenue may not be comparable to other similarly titled measures of other companies and monthly recurring revenue should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with generally accepted accounting principles.

    (b) Earnings were insufficient to cover fixed charges by $8,845, $14,100, $966, $7,838, $9,553 and $2,845 for 1998, 1997, and 1996 for Protection One and
1996, 1995 and 1994 for its relevant predecessor, respectively.

    (c) Recurring earnings before interest, taxes, depreciation and amortization (EBITDA) is derived by adding to income (loss) before income taxes, the sum of:

    - interest expense, net;

    - other charges;

    - depreciation and amortization expense; and

    - deducting other non-recurring (income) expense items.

    Recurring EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of Protection One. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of Protection One. Protection One believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by Protection One to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Protection One's computation of EBITDA may not be comparable to other similarly titled measures of other companies.

    The following table provides a calculation of recurring EBITDA for each of the periods presented above:

                                       PROTECTION ONE
                               -------------------------------               PREDECESSOR
                                                                -------------------------------------
                                   YEAR ENDED DECEMBER 31,       53 WEEKS     52 WEEKS     52 WEEKS
                               -------------------------------     ENDED        ENDED        ENDED
                                            1997                 DECEMBER     DECEMBER     DECEMBER
                                 1998     RESTATED     1996      30, 1996     20, 1995     20, 1994
                               ---------  ---------  ---------  -----------  -----------  -----------
                                   (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)
Income (loss) before income
  taxes and extraordinary
  item.......................  $     737  $ (71,356) $    (966)  $  (7,838)   $  (9,553)   $  (2,845)
Plus:
  Interest expense, net......     55,990     33,483         15      10,879       12,159       13,467
  Other charges..............      8,683     24,292         --          --           --           --
  Amortization of intangibles
    and depreciation
    expense..................    117,651     39,822        609      21,613       17,804       13,959
Less:
  Other non-recurring
    (income) expense.........    (20,570)        --         --          --           --           --
                               ---------  ---------  ---------  -----------  -----------  -----------
EBITDA.......................  $ 162,491  $  26,241  $    (342)  $  24,654    $  20,410    $  24,581
                               ---------  ---------  ---------  -----------  -----------  -----------
                               ---------  ---------  ---------  -----------  -----------  -----------

    Other charges in 1998 represents severence and relocation payments of $3,400 related to our 1998 reorganization and costs of $5,283 incurred to replace signage for the Western Resources security business, after the merger of the Western Resources security business with Protection One in 1998. Other charges in 1997 represent the impairment of Western Resource security business customer accounts and non-recurring charges related to the merger of Protection One and the Western Resources security business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL

    Approximately 90% of our revenues in 1998 came from monitoring and servicing security systems located in single family homes, apartments and condominiums and businesses. We had over 1.5 million customers at December 31, 1998, most of whom pay us under contracts for our monitoring and other security services. We also bill customers on a time and material basis for service visits if they do not have extended service contracts. While we typically require payment for monitoring services in advance, we recognize monitoring and related services revenues only as we provide the service. The remainder of our revenue is from the sale and installation of security systems, add-ons and upgrades. We recognize revenues from these other activities in the period of installation.

    RESTATEMENT. We restated our 1997 consolidated financial statements. In addition, as a result of the restatement of the 1997 consolidated financial statements and certain other adjustments, we will also restate our previously issued consolidated financial statements reported on Form 10-K for 1997 and the first three quarters of 1998. The impact of the restatement on the quarterly results in 1998 have been reflected in Note 19 to the financial statements.

    MONTHLY RECURRING REVENUE. At various times during the year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. We had approximately $37.9 million of monthly recurring revenue as of December 31, 1998. Because Protection One has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in results of operations only from the date of acquisition, its revenues are not proportional to the level of its investment of capital reported at the end of the period upon which a return must be earned. Management believes monthly recurring revenue enhances an investor's understanding of

Protection One's financial condition, results of operations and cash flows because it provides a measure of Protection One's revenue that can be used to derive estimates of annual revenue acquired in the acquisitions for a full year of operations. As a result, monthly recurring revenue can be compared to the level of investment in the statement of financial condition. Further, management believes an investor's consideration of monthly recurring revenue relative to the Protection One's customer base helps identify trends in monthly recurring revenue per customer. Monthly recurring revenue does not measure profitability or performance, and does not include any allowance for future customer losses or allowance for doubtful accounts.

    Protection One does not have sufficient information as to the losses of acquired accounts to predict with absolute certainty the amount of acquired monthly recurring revenue that will be realized in future periods or the impact of the losses of acquired accounts on our overall rate of customer loss. Protection One's computation of monthly recurring revenue may not be comparable to other similarly titled measures of other companies and monthly recurring revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.

    Our monthly recurring revenue includes billable amounts to customers with past due balances. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customer at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in our customer loss calculations described below.

    Our monitoring and related service revenues produce higher gross margins than any other of our revenue sources. We provide other services, such as patrol and armed response and installations, because we believe such services contribute to the growth and retention of our customer base. In most of our residential markets, we use a network of independent security system sales and installation companies to generate new monitoring customers for us. In our multi-family, commercial and foreign markets, we use an internal sales force to generate new customers. In all markets, we believe we are using the most cost efficient and productive methods for growing our customer base.

    CUSTOMER AND REVENUE LOSSES. Like most monitored security companies, we invest significant amounts to generate new customers, and we seek to maintain long-term relationships with our customers by providing excellent service. We measure the loss of our customers and revenues to verify that our investment in new customers is generating a satisfactory rate of return and that our policy of amortizing the cost to acquire customer accounts over 10 years is reasonable. We calculate and report both gross customer losses and net monthly recurring revenue loss as meaningful statistics.

    We calculate gross customer losses for a period by dividing the number of customers who disconnect service by the average number of customers outstanding during that period. Gross loss of customers was 10.4% in 1998 and 11.1% in 1997. Included in 1997 customer attrition are unusual losses of approximately 13.8% related to the customer base of WRSB. We took a charge in 1997 related to these losses. (See Note 5 to the consolidated financial statements). Fluctuations in gross loss of customers reflect changes in acquisition activity, the rate at which customers move, the number of customers we disconnect for non-payment and customer satisfaction with our monitoring, field repair and customer service functions. Note that a loss of a customer who moves but retains our service as a new customer in a new location is accounted for as a customer loss and an addition in calculating customer attrition rates. Further, the loss of a customer due to a move but the addition of a customer at the same residence is also accounted for as a customer loss and addition in calculating customer attrition rates.

    We define net monthly recurring revenue losses for a period as gross monthly recurring revenue lost due to customer cancellations minus:

    - Monthly recurring revenue added from connecting new customers who move into homes previously occupied by our customers;

    - Monthly recurring revenue added from converting competitor customers to our services;

    - Monthly recurring revenue of disconnected customers where a seller or dealer reimburses us for the customer purchase price; and

    - Monthly recurring revenue added from selling additional services and implementing rate increases to our existing customers.

    We divide the result of deducting this total by the average amount of monthly recurring revenue to arrive at net monthly recurring revenue losses. In 1998, net monthly recurring revenue losses were 8.9%, a decrease from 13.0% in 1997. Factors that cause gross customer losses to change also cause fluctuations in net monthly recurring revenue losses. In addition, net monthly recurring revenue losses will change depending on our ability to sign up potential customers who move into homes previously occupied by our customers, convert competitor customers to our services, obtain purchase price reimbursements from sellers and dealers and continue to sell enhanced services and increase rates will cause net monthly recurring revenue losses to change.

    To calculate item 3 above, the reimbursement of customer purchase prices by sellers or dealers, we use the full dollar amount of customer contracts guaranteed by sellers or dealers in purchase agreements. In some cases, however, we have not retained the entire portion of the seller or dealer guarantee even though it is specifically described in the purchase agreement. If we used the actual amount of purchase price reimbursement by sellers or dealers, rather than the contractual amount, net monthly recurring revenue losses would have been higher in each period presented above.

    As mentioned above, if future losses of customers were to increase substantially, we may be required to shorten the 10-year period we use to amortize our investment in new customers. The resulting increase in amortization expense could be significant. As a result of discussions with the SEC staff, we are reviewing our methodology for amortizing customer accounts. While we believe our amortization method is consistent with industry practices, a significant change in the amortization method would likely have a material effect on our consolidated results of operations but would not reduce EBITDA. The net balance of customer accounts at December 31, 1998 was approximately $1.0 billion.

    CHANGE IN CUSTOMER BASE. The table below shows the change in our customer base from 1996 to 1998:

                                                             FISCAL YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                                1998       1997       1996
                                                             ----------  ---------  ---------
Beginning Balance, January 1,..............................     954,887    424,100    265,839
Installations by our personnel.............................      62,312     61,765     75,232
Additions through acquisitions and dealer purchases........     653,841    328,855    119,445
Gross customer losses......................................    (129,514)   (57,902)   (36,416)
                                                             ----------  ---------  ---------
Ending Balance, December 31,...............................   1,541,526    756,818    424,100
                                                             ----------  ---------  ---------
                                                             ----------  ---------  ---------

    The January 1, 1998 balance has been increased for customers acquired in the Network Multifamily Security acquisition, which was completed effective January 1, 1998.

    On November 24, 1997, Protection One acquired the security business of Western Resources, expanding its customer base from approximately 250,000 customers to approximately 750,000 customers and expanding its service coverage from the western United States to most of the continental United States.

    OVERVIEW OF 1998 ACTIVITIES

    In 1998, we undertook the following notable acquisitions and financings:

    - THE ACQUISITION OF NETWORK MULTIFAMILY SECURITY CORPORATION. We acquired approximately 200,000 customers by purchasing the stock of Network Multifamily Security on January 1, 1998 under the terms of a purchase option granted to Protection One by Western Resources. Protection One paid approximately $180 million for what we believe, based on our substantial industry experience and knowledge, to be the leading provider of security alarm monitoring services to apartment complexes and other multi-family dwellings.

    - THE ACQUISITION OF MULTIMEDIA SECURITY SERVICES, INC. We obtained approximately 147,000 customers and related assets, including a service center in Wichita, Kansas, when we purchased assets and liabilities of Multimedia Security Services for approximately $233 million in cash on March 2, 1998.

    - THE ACQUISITION OF COMSEC/NARRAGANSETT SECURITY, INC. We obtained 30,000 customers located primarily in the northeast United States when we purchased all of the capital stock of Comsec/ Narragansett Security for $65 million, consisting of approximately $49 million of cash and $16 million of assumed debt, on March 17, 1998.

    - A CONCURRENT PUBLIC OFFERING AND PRIVATE PLACEMENT OF OUR COMMON STOCK. We issued 4,500,000 shares of common stock to the public and 33,000,000 shares of common stock to Western Resources for aggregate proceeds of approximately $356 million on June 8, 1998. We issued an additional 667,144 shares to the public and 4,597,500 shares to Western Resources for aggregate proceeds of approximately $50 million on June 29, 1998. The proceeds from these offerings were used to redeem $65.0 million of Protection One Alarm Monitoring's outstanding senior subordinated discount notes and to repay borrowings under our credit facility with Westar Capital, our controlling stockholder and a subsidiary of Western Resources.

    - A PRIVATE OFFERING OF SENIOR NOTES. Protection One Alarm Monitoring issued $250.0 million of senior unsecured notes bearing an interest rate of 7 3/8% and due in 2005 in a private offering completed on August 17, 1998. We used proceeds from this offering to repay borrowings under our credit facility with Westar Capital.

    - THE ACQUISITION OF CET. We established a major presence in Western Europe by purchasing the common stock of this public company with 60,000 customers for approximately $140.0 million in a series of transactions completed on September 30, 1998. In the purchase, we also assumed acquisition liabilities for recourse financing contracts sold to a third party finance company.

    - THE REFINANCING OF OUR CREDIT FACILITY WITH WESTAR CAPITAL WITH A NEW $500 MILLION CREDIT FACILITY THROUGH A SYNDICATE OF BANKS. We obtained a revolving credit facility from a syndicate of banks led by NationsBank N.A., concurrent with our offering of senior subordinated notes, discussed below, to substantially replace our credit facility with Westar Capital. The proceeds of the new facility were used to repay the borrowings under the credit facility with Westar Capital. We can borrow under this facility at a range of interest rates based on either the prime rate or an Eurodollar rate. Our weighted average interest rate for the new senior credit facility at December 31, 1998 was 6.8%. The new senior facility matures in December 2001.

    - A PRIVATE OFFERING OF SENIOR SUBORDINATED NOTES. Protection One Alarm Monitoring issued $350.0 million of senior subordinated notes bearing an interest rate of 8 1/8% and due in 2009 in a private offering completed on December 21, 1998. We used proceeds from this offering to repay borrowings under the new credit facility.

    RESULTS OF OPERATIONS

    We present the table below to show how our operating results have changed over the past two years. Next to each year's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses. As we discussed in the highlights section above, 1997 results reflect the Western Resources security businesses for the entire year, and one month of the operations of Protection One and Centennial Security each, while 1998 results reflect an entire year of the Western Resources security businesses, Protection One, Centennial Security and all of the acquisitions since their respective closing dates.

                                                                  FISCAL YEARS ENDED
                                                                     DECEMBER 31,
                                                      ------------------------------------------
                                                                                    1997
                                                              1998                RESTATED
                                                      --------------------  --------------------
                                                                (DOLLARS IN THOUSANDS)
Revenues:
  Monitoring and related services...................  $ 375,840       89.3% $ 126,630       87.5%
  Installation and rental...........................     45,255       10.7     18,143       12.5
                                                      ---------  ---------  ---------  ---------
    Total revenues..................................    421,095      100.0    144,773      100.0
Cost of revenues:
  Monitoring and related services...................    103,521       24.6     32,656       22.5
  Installation and other............................     28,270        6.7      3,013        2.1
                                                      ---------  ---------  ---------  ---------
    Total cost of revenues..........................    131,791       31.3     35,669       24.6
    Gross profit....................................    289,304       68.7    109,104       75.4
Selling, general and administrative expenses........    111,798       26.5     80,755       55.8
Acquisition and transition expense..................     20,298        4.8      2,108        1.5
Amortization of intangibles and depreciation
  expense...........................................    117,651       27.9     39,822       27.5
Other charges.......................................      3,400        0.9     24,292       16.8
                                                      ---------  ---------  ---------  ---------
    Operating income (loss).........................  $  36,157        8.6% $ (37,873)     (26.2)%
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

    1998 COMPARED TO 1997

    REVENUES for 1998 increased by $276.3 million, or 191%, to $421.1 million from $144.8 million for 1997. Monitoring and related service revenues increased by $249.2 million, or 197% due to our acquisitions and new customers purchased through our dealer program. The majority of additional revenues in 1998 were attributable to Protection One's acquisitions. We added approximately $16.6 million of monthly recurring revenue from our acquisitions and approximately $5.3 million of monthly recurring revenue from our dealer program. Because acquisitions and purchases from the dealer program occurred throughout the year, not all of the $21.9 million of acquired monthly recurring revenue is reflected in 1998 results. Offsetting these revenue increases, we experienced net monthly recurring revenue losses of 8.9% in 1998.

    INSTALLATION AND RENTAL REVENUES, which consist primarily of revenues generated from installing new alarm systems, increased by 150% to $45.3 million in 1998, as compared to $18.1 million in 1997. In the U.S., at the time of the combination of the Western Resources security business with Protection One, we committed to a plan to wind down all internal sales activities and increase reliance on the dealer program as a source of new customers. We believe the dealer program is a less costly and more productive method of adding primarily residential customers. We successfully completed this transition in June. We have internal sales and installation capabilities in other areas, however, such as our multi-family division, our commercial installations and our European operations, where we principally rent security systems. We believe that an internal sales channel better serves the potential customer base for these classes of customers. The installation activities of acquired businesses generated approximately $27 million of installation revenues in 1998, as compared to $17 million in 1997.

    COST OF REVENUES for 1998 increased by $96.1 million, or 269% to $131.8 million from $35.7 million for 1997. Cost of revenues as a percentage of total revenues increased to 31.3% during 1998 from 24.6% during 1997. Monitoring and related services expenses for 1998 increased by $70.9 million, or 217% to 103.5 million from 32.7 million in 1997, due to the acquisition of three major service centers and three smaller satellite monitoring facilities in the U.S., as well as two service centers in Canada and two in Europe. Monitoring and service activities at our existing facilities increased as well, due to new customers generated by our dealer program. Monitoring and related services expenses as a percentage of monitoring and related services revenues increased to 27.5% in 1998 from 25.8% during 1997. The percentage increased due to the expenses of the acquired facilities, as well as expenses from several higher cost subcontract monitoring agreements. We are reviewing our service centers to eliminate smaller satellite facilities. We are committed to building a common monitoring software platform for all of our U.S. service centers, which we believe will enable further service center consolidation. In addition, we intend to exit a majority of our subcontract monitoring relationships in 1999. Finally, we expect to see continued efficiencies in markets such as Canada and Europe from growing the customer base and better utilizing our service centers.

    INSTALLATION AND OTHER COST OF REVENUES for 1998 increased by $25.3 million, or 838%, to $28.3 million from $3.0 million in 1997. The increase in expense reflects the cost of equipment, installation labor and other expenses incurred in the installation of security alarm systems. Installation and other cost of revenues as a percentage of other revenues increased to 62.5% in 1998 from 16.6% in 1997. Acquired commercial installation activities generated lower profit margins due to declining installation revenues and the selling outright, rather than leasing, of security alarm systems.

    GROSS PROFIT for 1998 increased by $180.2 million, or 165%, to $289.3 million from $109.1 million in 1997. Acquisitions and contribution of new customers by the dealer program produced the increase in gross profit. As a percentage of total revenues, gross profit was 68.7% for 1998 compared to 75.4% for 1997. The decline in gross profit as a percentage of total revenues reflects the higher monitoring, field service and installation expenses noted above.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for 1998 increased by $31.0 million, or 38.4%, to $111.8 million from $80.8 million in 1997. The increase in expenses resulted primarily from acquisitions, partially offset by a reduction in sales and related expenses. The transition of our primary distribution channel from an internal sales force to the dealer program resulted in sales commissions declining by approximately $9 million. We also reduced advertising and telemarketing activities that formerly supported the internal sales force.

    ACQUISITION EXPENSES for 1998 increased by $18.2 million, or 863%, to $20.3 million from $2.1 million in 1997. We aggregate expenses incurred in the acquisition and integration of customers in this line item. These expenses include the replacement of yard signs and the reprogramming of alarm panels for new customers. In 1998 we incurred $5.3 million in additional customer transition costs, primarily yard signs for the Western Resource security business customers related to the merger of WRSB and Protection One. In 1998, we incurred expenses to develop and manage our dealer program, as well as to contact, assimilate and solicit acquired and new customers for new services. Other acquisition expenses were incurred in connection with our dealer program and the costs related to maintaining an acquisition department in 1998.

    AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for 1998 increased by $77.8 million, or 195%, to $117.7 million from $39.8 million in 1997. We spent approximately $582 million to purchase customer accounts and incurred $549 million in cost allocated to goodwill during 1998 from our purchases of security alarm companies, portfolios of customer accounts, and individual new customers through our dealer program. We amortize customer accounts over 10 years and goodwill over 40 years, in each case using a straight-line method. Additional considerations relating to our treatment of customer accounts are discussed under the heading "Forward Looking Statements--We lose some of our customers over time."

    Protection One amortizes goodwill over a forty-year life. Management believes that the use of a forty year estimated useful life is appropriate based upon the following factors:

    - The alarm monitoring industry has been in existence for over 100 years. Management believes Protection One will be a significant factor and participant in the long-term future of the industry due to its size and market presence.

    - The existence of Protection One monitoring equipment in the residential or commercial structure facilitates renewals by existing occupants and service to future occupants.

    - Each customer contract typically contains an "evergreen" provision that causes a contract to automatically renew for successive periods unless either the customer or Protection One gives notice of the cancellation. Based on historical experience, homeowners tend to renew the contracts through the life of home ownership, which can be an extended time period to avoid future installation charges.

    - Our ability to sell additional services/equipment on an upgrade or add-on basis to the base of existing and future new customers is of value to Protection One above and beyond the base customer contract.

    - A strong relationship with existing customers leads to referrals and potential new customers.

    - We have established an industry leading position from which we receive the benefit of a nationwide presence and economies of scale. Management has forecasted increasing penetration rates on an industry-wide basis and believes that Protection One's position as one of only five national providers will be of significant benefit.

    - The prospects for bundling a variety of utility and consumer products in the services business will strengthen our relationship with our customers. Ownership of Protection One by our parent company, Western Resources, Inc., supports this strategic outlook. With the utility industry in the United States moving towards deregulation, opening formerly regulated markets to resale services, and bundling services under a strong brand, an established brand becomes more and more valuable to the owner of that base.

    Overall, these factors combine to create a unique competitive advantage, which survives the estimated useful life of our customer accounts and should add value to the organization over an extended period of time.

    OTHER CHARGES for 1998 decreased by $20.9, or (86%) to $3.4 million from $24.3 million in 1997. We incurred $3.4 million for severance and relocation expenses associated with a reorganization of our operations in late 1998.

    OPERATING INCOME for 1998 was $36.2 million, compared to an operating loss of $(37.9) million in 1997. If we remove the impact of other charges in each of 1997 and 1998, operating income increased from a loss of $(13.6) million in 1997 to operating income of $39.5 million in 1998.

    INTEREST EXPENSE, NET for 1998 increased by $22.5 million, or 67%, to $56.0 million from $33.5 million in 1997, reflecting our use of debt to finance a substantial portion of our customer account growth. We expect to incur a greater amount of interest expense in 1999 based upon our borrowing base at December 31, 1998 (but not considering additional borrowing in 1999), as shown below:

                                                                              AT
                                                                           DECEMBER     ESTIMATED
DEBT INSTRUMENT                                          INTEREST RATE     31, 1998  ANNUAL INTEREST
-------------------------------------------------------  -------------     --------  ---------------
                                                                            (DOLLARS IN THOUSANDS)
Revolving credit facility..............................      6.800%(1)     $42,417       $ 2,884
Senior unsecured notes.................................      7.375%        250,000        18,438
CET recourse financing agreements......................     15.000%        93,541         14,031
Senior subordinated debt...............................      8.125%        350,000        28,438
Discount notes.........................................      6.450%        125,590         8,101
Convertible notes......................................      6.750%        103,500         6,986
                                                                                         -------
  Total................................................                                  $78,878
                                                                                         -------
                                                                                         -------

    The balance and interest rate applicable to our revolving credit facility will vary. We may borrow up to $500.0 million under our revolving credit facility at a floating interest rate based on several different published index rates subject to limitations provided in the agreement covenants. Currently, the interest rate options available to us are the Prime Rate, or a Eurodollar rate plus a margin of 125 basis points (1.25%).

    OTHER NON-RECURRING (INCOME) EXPENSE in 1998 totaled $20.6 million of income, compared to zero in 1997. In 1998, we recognized a non-recurring gain on the repurchase of customer contracts covered by a financing arrangement with New York Life Secured Asset Management Company, Ltd. (SAMCO), a third party, in the amount of $16.4 million. In 1997, we recorded this obligation at $68.5 million in the valuation of the assets and liabilities we acquired in the acquisition of Westinghouse Security System and increased the liability to $69.1 million for increases in the market value of these accounts estimated to have occured in 1997, recording the $583,000 increase as interest expense. This amount was based upon management's estimate, as specified by the agreement, of the market value of the customer contracts considering the prices that large customer bases were being sold in the market, which was experiencing rapid consolidation and higher prices; verbal discussions with the third party on their expectations on settlement; and based upon the provisions of the financing agreement. During 1998, in a series of negotiations, we purchased the customer contracts for $52.7 million. We were successful in the settlement of a lower amount based upon the following (1) it was determined through litigation in 1998 that we could immediately discontinue service to these customers if sold to a third party, (2) there was an expectation that if sold to a third party, customer losses would occur upon transition of the accounts, and (3) due to the reduction in 1998 of the market value of large customer bases in general, resulting from a reduction in the number of buyers and competition for large customer bases in the market. We were able to sustain our position that a lower value was appropriate by entering into litigation and through the final mediation of the dispute between the parties.

    During 1998, we restructured our investment in Guardian International, Inc., exchanging our existing convertible preferred stock and common stock for a new series of redeemable preferred stock. We recognized a non-recurring gain of approximately $3.0 million on this transaction. As part of the restructuring, we also invested an additional $10.0 million in Guardian International, Inc. by purchasing shares of a new series of convertible preferred stock. This new investment had no impact on our statement of operations.

------------------------

(1) Comprised of approximately $32 million of borrowings at the Eurodollar rate plus 1.25%, or approximately 6.25% as of December 31, 1998, and approximately $10 million of borrowings at the Prime Rate, or 7.75%.

    In summary, other non-recurring income resulted from the following items:

                                                                           FISCAL YEAR ENDED
                                                                           DECEMBER 31, 1998
                                                                          --------------------
                                                                              (DOLLARS IN
                                                                               THOUSANDS)
Non-recurring gain on repurchase of SAMCO contracts.....................       $   16,348
Non-recurring gain on exchange of Guardian securities...................            3,000
Other...................................................................            1,222
                                                                                 --------
  Total non-recurring other income......................................       $   20,570
                                                                                 --------
                                                                                 --------

    Extraordinary gain for 1998 was ($1,591) net of tax versus zero in 1997. This was due to the early retirement of debt in 1998.

    BALANCE SHEET DATA. The table below compares several key statistics from our consolidated balance sheets as of December 31, 1998 and 1997:

                                                          AT DECEMBER 31,
                                                        --------------------
                                                                     1997
                                                          1998     RESTATED
                                                        ---------  ---------
                                                            (DOLLARS IN
                                                             THOUSANDS)
Working capital (deficit).............................  $ (48,151) $  41,539
Customer accounts, net................................  1,014,428    530,312
Goodwill..............................................  1,187,862    672,776

Current liabilities...................................    235,991    129,449
Long-term debt, net of current portion................    926,784    343,338
Stockholders' equity..................................  1,345,119    940,550

    As of December 31, 1998, our working capital deficit was $48.2 million, compared to working capital of $41.5 million as of December 31, 1997. Working capital represents current assets less current liabilities, including the current portion of long-term debt. The decline in working capital reflects reductions in our cash balance of approximately $65.5 million and a decrease in the current portion of our income tax receivable of $19.3 million. An increase in current liabilities also contributed to the decline in working capital. The most significant changes in current liabilities includes an increase of $30.9 million in purchase holdbacks, an increase of $19.6 million in the current portion of long term debt, and an increase of $23.8 million in deferred revenue. We generate purchase holdbacks when we acquire security alarm companies, portfolios of customer accounts or individual customer contracts from our dealer program. We retain a portion of the purchase price in each case, subject to negotiation, to offset the loss of the acquired customers. Our purchase holdbacks typically represent between 0% and 20% of the purchase price, and typically are in effect for up to one year. Deferred revenue represents amounts billed to customers in advance of providing service. We expect deferred revenue to continue to fluctuate with the size of our customer base.

    Long-term debt, net of current portion increased by $583.4 million, reflecting the issuance of $600.0 million of new debt, the assumption of long-term debt obligations in our acquisitions, and offset slightly by the repayment of debt from the proceeds from our equity offerings. Stockholders' equity increased by $404.6 million, reflecting primarily the issuance of $401.8 million of common stock in two offerings in June 1998. Our retained losses increased from $43.4 million at December 31, 1997 to $45.8 million at December 31, 1998, reflecting a 1998 net loss of approximately $(2.5) million.

    1997 COMPARED TO 1996

    As stated above, on November 24, 1997, Protection One acquired the security business of Western Resources, the stock of Centennial Security Holdings and additional cash and securities in exchange for

68.7 million shares of Protection One common stock. As a result of the transaction, Western Resources obtained an 82.4% ownership position in Protection One and was treated as the accounting acquiror.

    The table below shows results of operations of Westinghouse Security Systems, the predecessor to the Western Resources security business, as well as results of operations of the Western Resources security business for 1996 and 1997. Western Resources acquired Westinghouse Security Systems on December 30, 1996. To make a more informative comparison for investors, we add the results of Westinghouse Security Systems to Western Resources security business results for 1996, and discuss changes in 1997 from the total of the two 1996 columns as shown below:

                                                                      PROTECTION ONE                  PREDECESSOR
                                                           ------------------------------------    -----------------
                                                             FISCAL YEARS ENDED DECEMBER 31,       FISCAL YEAR ENDED
                                                           ------------------------------------      DECEMBER 31,
                                                                 1997                              -----------------
                                                               RESTATED              1996                1996
                                                           -----------------    ---------------    -----------------
                                                                  (DOLLARS IN THOUSANDS)              (DOLLARS IN
                                                                                                      THOUSANDS)
Revenues:
  Monitoring and related services......................    $126,630     87.5%   $6,382     78.8%   $ 93,765     84.6%
  Installation and rental..............................      18,143     12.5     1,715     21.2      17,116     15.4
                                                           --------    -----    ------    -----    --------    -----
    Total revenues.....................................     144,773    100.0%    8,097    100.0%    110,881    100.0%
Cost of revenues:
  Monitoring and related services......................      32,656     22.5%    1,761     21.7%     24,987     22.5%
  Installation and other...............................       3,013      2.1     1,587     19.6         973      0.9
                                                           --------    -----    ------    -----    --------    -----
    Total cost of revenues.............................      35,669     24.6     3,348     41.3      25,960     23.4

    Gross profit.......................................     109,104     75.4     4,749     58.7      84,921     76.6

  Selling, general and administrative expenses.........      80,755     55.8     5,091     62.9      60,166     54.3
  Acquisition and transition expense...................       2,108      1.5        --       --         101      0.1
  Amortization of intangibles and depreciation
    expense............................................      39,822     27.5       609      7.5      21,613     19.5
  Other charges........................................      24,292     16.8        --       --          --       --
                                                           --------    -----    ------    -----    --------    -----
    Operating income (loss)............................    $(37,873)   (26.2)%  $ (951)   (11.7)%  $  3,041      2.7%
                                                           --------    -----    ------    -----    --------    -----
                                                           --------    -----    ------    -----    --------    -----

    REVENUES for 1997 were $144.8 million with $131.3 million related to WRSB, $2.7 million related to Centennial Security, and $10.8 million related to Protection One. The Western Resources security businesses' revenues for 1996 were $8.1 million and Westinghouse Security revenues for 1996 were $110.9 million for a total of $119.0 million. WRSB monitoring and service revenues increased by $14.0 million, or 14.0%, substantially all of which resulted from average account base growth. WRSB other revenues decreased by $1.7 million, or 9.0%. The decrease comes from a reduction of 25% in internally placed accounts, offset partially by an increase in average placement revenue per account of 14%. A sales force transition related to the mergers between Westinghouse and WRSB and WRSB and Protection One caused the decrease in internally placed accounts.

    COST OF REVENUES for 1997 was $35.7 million with $31.4 million related to WRSB, $1.0 million related to Centennial Security, and $3.3 million related to Protection One. Cost of revenues for 1996 was $3.3 million for WRSB and $26.0 million for Westinghouse Security for a total of $29.3 million. WRSB monitoring and service costs increased by $2.1 million, or 8.2%, primarily due to the additional personnel required to provide service to a larger account base.

    GROSS PROFIT for 1997 was $109.1 million with $99.9 million related to WRSB, $1.6 million related to Centennial Security, and $7.5 million related to Protection One. Gross profit for 1996 was $4.7 million for

WRSB and $84.9 million for Westinghouse Security for a total of $89.6 million. Gross profit for WRSB increased by $10.3 million, or 11.5%, reflecting growth in the average account base.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE for 1997 was $80.8 million with $77.7 million related to WRSB, $0.8 million related to Centennial Security, and $2.3 million related to Protection One. Selling, general and administrative expense for 1996 was $5.1 million for WRSB and $60.2 million for Westinghouse Security for a total of $65.3 million. WRSB selling, general and administrative expense increased by $12.4 million, or 18.9%, because of new advertising efforts to establish market awareness of the "Westar Security Services" business name and $3.5 million related to the costs of consolidating these operations.

    AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSES for 1997 were $39.8 million with $35.5 million related to WRSB, $0.6 million related to Centennial Security, and $3.7 million related to Protection One. Amortization and depreciation expenses for 1996 were $0.6 million for WRSB and $21.6 million for Westinghouse Security for a total of $22.2 million. Depreciation and amortization increased by $13.3 million, or 59.9% for WRSB due to the amortization of $196 million of goodwill arising from the acquisition of Westinghouse Security. The goodwill is amortized over 40 years. In addition, when Westinghouse Security was purchased, we wrote up customer accounts to their fair market value. The value of customers accounts is amortized over 10 years and has consequently increased amortization expense in 1997 compared to 1996.

    OTHER CHARGES. In December 1997, Protection One incurred charges of $24.3 million to reflect the impairment of assets and the closing of business activities of the Western Resources security business that were no longer of continuing value to the combined operations. These charges were as follows:

                                                                           FISCAL YEAR ENDED
                                                                           DECEMBER 31, 1998
                                                                          --------------------
                                                                              (DOLLARS IN
                                                                               THOUSANDS)
IMPAIRMENT OF CUSTOMER ACCOUNTS.........................................       $   12,750
MERGER RELATED COSTS:
  Inventory and other asset losses......................................            3,558
  Disposition of fixed assets...........................................            4,128
  Closure of duplicate facilities.......................................            1,991
  Severance compensation and benefits...................................            1,865
                                                                                  -------
                                                                                   11,542
                                                                                  -------
    Total Charges.......................................................       $   24,292
                                                                                  -------
                                                                                  -------

    IMPAIRMENT OF CUSTOMER ACCOUNTS--Protection One wrote down the value of the customer base of the Western Resources security business due to excess customer losses experienced in 1997. The excess customer losses were due to
    (1) the effects of transitioning the customer base from one service provider to another and (2) the relative quality of certain classes of the customer accounts acquired in the Westinghouse Security Systems acquisition due to use of a prior aggressive marketing plan accompanied by limited credit checking by Westinghouse.

    INVENTORY AND OTHER ASSET LOSSES--Protection One reduced the value of inventory held at branches due to conversion to the external dealer program as its primary marketing channel.

    DISPOSITION OF FIXED ASSETS--Protection One reduced the net book value of computer and telecommunication equipment due to plans to migrate in the first quarter of 1998 certain monitoring, customer service and financial operations to new software and hardware platforms. At December 31, 1998, we continue to use certain of this equipment due to unplanned delays experienced in the implementation of replacement systems. The remaining equipment is expected to be fully retired in 1999.

    CLOSURE OF DUPLICATE FACILITIES--Protection One committed to a plan to close 38 WRSB branch locations in cities with two or more branches and our customer base did not justify such a large presence. At December 31, 1998, all such locations were closed and the amount accrued at December 31, 1997 had been expended except for remaining payments on vacated leased facilities under non-cancellable agreements.

    SEVERANCE COMPENSATION AND BENEFITS--Upon closing of the merger in November 1997, the affected employees were notified of their severance package. Actual payments approximated the amount accrued.

    PROTECTION ONE FACES YEAR 2000 ISSUES.

    An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice could result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. We are reviewing our computer programs, computer hardware and embedded systems that we have identified as critical to our businesses and operational needs to assess and correct any components that could be affected by the change of the date to January 1, 2000. We have substantially completed the review and assessment of our systems; however, we will continue our review of systems as the need arises or prudency dictates, until January 1, 2000, particularly with respect to the acquisition of businesses that include the acquisition of additional information technology systems or non-information technology systems and equipment, such as electrical, heating and cooling systems. In addition, changes in the state of compliance or preparedness within companies that provide services or equipment to us will require us to continue these evaluations.

    PROTECTION ONE PLAN

    We established a formal Year 2000 readiness program to investigate and correct Year 2000 problems in our information technology and non-information technology systems. The plan is primarily being implemented by each of our business units with on-going review by management.

    Our Year 2000 readiness program addresses:

    - commercial computer software, including mainframe, client/server and desktop software;

    - internally developed computer software, including mainframe, client/server and desktop software;

    - computer hardware, including mainframe, client/server and desktop, network, communications and peripherals;

    - devices using embedded computer chips, including controls, sensors, facilities equipment, heating, ventilating and air conditioning equipment; and

    - relationships with third-party vendors and suppliers.

    The goal of our Year 2000 readiness program is to:

    - identify and assess all computer programs, computer hardware and embedded systems critical to its business and operational needs that could be potentially affected by the Year 2000 date change;

    - repair or replace such systems found to be incompatible with Year 2000 dates; and

    - develop and implement predetermined actions to be used as contingencies in the event any critical business function fails unexpectedly or is interrupted.

    Our program is directed by a written policy that provides guidance and methodology for the departments and business units to follow. Due to varying degrees of exposure of departments and business units to the Year 2000 issue, some are further along in the readiness process than others. In connection with our review of the progress made by our departments and business units, we intend to take such actions as we deem necessary to ensure that all of its departments and business units complete the Year 2000 readiness program on a timely basis.

    We have largely completed the remediation and initial testing phase of our plan with respect to our North American monitoring operations where problems that were identified are being corrected and tested. The majority of our current efforts are in the planning of contingencies and verification of Year 2000 readiness, although our mobile services and European business units are expending the majority of their current efforts on the identification, remediation and testing phase of our plan. Our Year 2000 policy requires testing as a method for verifying the Year 2000 readiness of business-critical items. For those items that are impossible to test, other methods may be used to identify the readiness status, provided adequate contingency plans are established to provide a workaround or backup for the item. Development of contingency plans commenced in January 1999 and is scheduled to conclude in June 1999, except for our European business unit which is expected to conclude this phase in the third quarter of 1999.

    We estimate the total cost to update all critical operating systems for Year 2000 readiness will be approximately $5.0 million, although no assurances can be given that costs will not materially exceed this amount. As of December 31, 1998, approximately $1.1 million of these costs had been incurred. These costs include labor for both company employees and contract personnel used in the Year 2000 program, and non-labor costs for software tools used in the remediation and testing efforts, replacement software, replacement hardware, replacement embedded devices and other such costs associated with testing and replacement. Management continues to review the projected costs associated with the Year 2000 readiness program; however, there can be no assurance that its actual cost of compliance will be as projected. To date, the costs of the Year 2000 readiness program have been substantially all information technology-related. Non-information technology systems are highly critical to our business, but are largely beyond our ability to control. This includes, telephone, electricity, water, transportation and governmental infrastructure.

    We have twelve major call centers and/or monitoring centers (two in Irving, Texas; Beaverton, Oregon; Wichita, Kansas; Chatsworth, California; Orlando, Florida; Hagerstown, Maryland; Vancouver, British Columbia; Ottawa, Ontario; Basingstoke, United Kingdom; Paris, France; and Marseilles, France) each of which operates different applications and databases. While some business interruptions are possible, Year 2000 related shutdown of all of our major sites is not considered likely.

    MOST REASONABLY LIKELY WORST CASE SCENARIO

    Based on the results of our on-going review, we believe that we have identified and remediated business critical issues such that the Year 2000 issue will not pose material operational problems. However, the most reasonably likely worst case scenario is to be found in the area of external services, specifically firms providing electrical power, heating, ventilating and air conditioning, and local and long distance telecommunications.

    While we believe the total collapse of service providers is highly unlikely, one or more of the following scenarios could occur:

    - temporary disruption or unpredictable provision of nationwide long-distance service;

    - temporary or unpredictable provision of local telephone service; or

    - temporary interruption or unpredictable provision of electrical power.

    To the extent customers did not receive timely and adequate responses to alarms, we would be required to rely on the legal disclaimer of liability for the acts or omissions of third party agencies contained in our standard form of customer agreement and, we believe, in most of the customer agreements that we have acquired through acquisitions. The enforceability of such disclaimers may be subject to judicial scrutiny in jurisdictions in which we operate.

    CONCLUSION

    We estimate the cost associated with the assessment of risk and the execution of corrective action to be approximately $5.0 million. The costs of the Year 2000 project and the date on which Protection One plans to complete the Year 2000 modifications, estimated to be during 1999, is based on the best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

    LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, we believe we maintain the ability to generate sufficient cash to fund future operations of the business. Generally, the cash will be generated from a combination of our existing $500.0 million senior credit facility, which had approximately $458 million of availability at year-end subject to compliance with the provisions of the debt covenants in the agreement, as well as recurring revenue from our security monitoring customer base which generated $162.5 million of positive recurring EBITDA in 1998. Cash flow from operations per the statement of cash flows was $85.2 million. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund our cash needs. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. We believe that presentation of EBITDA enhances an understanding of our financial condition, results of operations and cash flows because EBITDA is used to satisfy our debt service obligations and our capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Our computation of EBITDA may not be comparable to other similarly titled measures of other companies.

    OPERATING CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998. Our operating activities provided net cash flows of $85.2 million, which was a significant improvement over the prior fiscal years in which our operating activities were a net user of cash. We believe this improvement is due to increased recurring revenue generated from both price increases in the marketplace and additional customer accounts added from our dealer program, as well as numerous business combinations. Additionally, we continue to realize the benefits of centralized management, monitoring and other administrative functions applied to a growing customer base, resulting in improved operating cash flows.

    INVESTING CASH FLOWS DURING 1998, we used a net $893.9 million in investing activities, primarily to purchase new customer accounts from our external dealers and to acquire other alarm monitoring businesses. This activity was consistent with the growth model of prior years. We believe, however, that the 1999 investing activity will not approach the volume or the dollar amount of this year's activity.

    FINANCING CASH FLOWS DURING 1998, we substantially financed our acquisition activity using the following instruments:

    - Concurrent public and private placement of $406.3 million of our common equity in June 1998;
    - Issuance of $250.0 million of senior unsecured notes in August 1998;

    - Issuance of $350.0 million of senior subordinated notes in December 1998; and

    - Replacement of our $463.0 million senior credit facility maintained with our parent, Western Resources, with a $500.0 million credit facility maintained with a syndicate of banks.

    MATERIAL COMMITMENTS. As a result of the 1998 financing activities, as well as prior year activity, we have future, material, long-term commitments which are listed below. We believe these commitments will be met through a combination of refinancings and positive operating cash flows. As of December 31, 1998, we have no financing commitments that will be required to be repaid in the next twelve months.

    - Convertible Senior Subordinated Notes: $103.5 million principal is due in September of 2003. These notes are convertible into Protection One common stock at a price of $11.19 per share, which is currently above the price at which our shares are traded in the public stock markets.

    - Senior Subordinated Discount Notes: $125.6 million principal is due in June 2005.

    - Senior Unsecured Notes: $250 million principal is due in August 2005.

    - Senior Subordinated Notes: $350 million principal is due in January 2009.

    - Revolving Credit Facility: At December 31, 1998, $42.4 million was drawn down on our $500 million credit facility, which expires in December 2001.

    As we discussed above, based upon current debt levels we estimate annual interest payments associated with these debt instruments, to total approximately $78.9 million. It is likely that our interest expense in 1999 will be higher than this estimate, because we anticipate borrowing additional amounts under our revolving credit facility.

    All of these debt instruments contain restrictions based on EBITDA. EBITDA is derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense. Our revolving credit facility requires us to meet financial covenants and the indentures relating to our public notes require us to meet financial covenants to borrow additional funds. These financial requirements under the revolving credit facility and the indentures are summarized below:

DEBT INSTRUMENT                               FINANCIAL COVENANT
--------------------------------------------  ------------------------------------------------
Revolving credit facility...................  Total consolidated debt/annualized most recent quarter EBITDA less than 5.0 to 1.0 through
                                                1999 and 4.5 to 1.0 thereafter

                                              Consolidated annualized most recent quarter
                                                EBITDA/latest four fiscal quarters interest
                                                expense greater than 2.75 to 1.0

Senior subordinated notes...................  Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to
                                                1.0

Senior subordinated discount notes..........  Total debt/annualized fourth quarter EBITDA less than 6.0 to 1.0

                                              Senior debt/annualized fourth quarter EBITDA
                                                less than 4.0 to 1.0

    At December 31, 1998, we were in compliance with all of these financial covenants except for a violation of the provisions of the revolving credit facility resulting from the need to restate our financial statements for 1997 and the first three quarters of 1998. We have obtained a waiver of this requirement from the lenders under the revolving credit facility until such time that our restated financial statements are filed with and accepted under the revolving credit facility. These debt instruments also restrict the ability of Protection One to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

    RECENT DEVELOPMENTS. In October 1998, we announced that we entered into an agreement to acquire Lifeline Systems, Inc., a leading provider of 24-hour personal response monitoring services in North America. Based on the average closing price of Protection One common stock for the three trading days prior to April 8, 1999, the consideration in the transaction will approximate $129.2 million in cash and common stock of Protection One, based on the number of shares of currently outstanding Lifeline common stock. We estimate that approximately 66% of the purchase price, or approximately $84.9 million, will be funded with borrowings under our revolving credit facility and the remainder through the issuance of Protection One common stock. We have offered shareholders of Lifeline Systems, Inc. the option to receive additional shares of Protection One common stock in lieu of all or a portion of the cash consideration. Closing the purchase of Lifeline Systems, Inc. is contingent upon the effect, if any, the restatement of the Protection One financial statements will have upon the provisions of the merger agreement between Lifeline and Protection One.

    The Protection One Board of Directors authorized a private placement of common shares to Westar Capital, Inc., a wholly owned subsidiary of Western Resources. The private placement will allow Westar Capital to maintain ownership in excess of 80% of the issued and outstanding shares of Protection One's common stock following the issuance of shares of common stock to stockholders of Lifeline Systems, Inc. in connection with the acquisition of Lifeline Systems by Protection One. Under the private placement, Protection One common stock will be issued to Westar Capital at a price equal to the average closing price determined in connection with the mergers related to Protection One's acquisition of Lifeline Systems.

    Western Resources also indicated that Westar Capital may acquire shares of Protection One common stock in the open market or in privately negotiated transactions depending upon market conditions. Any open market or private purchases by Westar Capital will reduce or eliminate the need for it to purchase shares in the private placement in order to maintain at least an 80% ownership stake in Protection One. Westar Capital currently owns approximately 107.3 million shares, or about 84.6%, of Protection One's 126.8 million issued and outstanding shares.

    CAPITAL EXPENDITURES. We anticipate making capital expenditures of approximately $25 million in 1999. Of such amount, we believe we will invest $15 million to complete the development and installation of our new software platforms, $0.5 million for replacement of vehicles, $5 million for computer hardware to replace and upgrade existing operations and $5 million for other capital items. These are estimates and actual expenditures for these and possibly other items not presently anticipated may vary from these estimates during the course of 1999.

ITEM 7A.  MARKET RISK DISCLOSURE

    MARKET PRICE RISKS

    We are exposed to market risk, including changes in the market price, foreign currency exchange rates, equity instrument investment prices, as well as interest rates.

    FOREIGN CURRENCY EXCHANGE RATES

    During 1998, we acquired overseas operations which have functional currencies other than the US dollar. As of December 31, 1998 the unrealized loss on currency translation, presented as a separate component of stockholders' equity and reported within other comprehensive income was approximately $1.2 million pretax. From the date of acquisition of such operations, the weighted average (based on net assets) currency exchange rate fluctuated 2%, on an annualized basis. A 10% change in the currency exchange rates would have approximately a $10.9 million effect on other comprehensive income.

    EQUITY INSTRUMENT INVESTMENTS

    We have approximately $17.8 million of marketable securities, as of December 31, 1998. We do not hedge these investments and are exposed to the risk of changing market prices.

    INTEREST RATE EXPOSURE

    We have approximately $42.4 million of long-term variable rate debt as of December 31, 1998. A 1% change in the debt benchmark rate would impact net income by approximately $0.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Protection One's consolidated financial statements and supplementary data, together with the reports of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. See "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    In January 1998, we retained Arthur Andersen LLP (Andersen) to serve as principal accountant for us and our subsidiaries beginning with the calendar year ended December 31, 1997, and dismissed the firm of Coopers & Lybrand LLP (C&L). The dismissal of C&L as principal accountant and the appointment of Andersen as principal accountant was unanimously approved by all the members of our Board of Directors on January 16, 1998, as recommended by our audit committee.

    The decision to dismiss C&L and engage Andersen followed our combination with the Western Resources security businesses, effective in November 1997, and our decision to change our fiscal year to a calendar year as required by that business combination. Andersen is the principal accountant for Western Resources, Inc.

    The audit reports of C&L on our consolidated financial statements as of and for the fiscal years ended September 30, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal years 1997 and 1996, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to C&L's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. In addition, there were no reportable events as described under Item 304(a)(1)(v)(A) through (D) of Regulation S-K during fiscal years 1997 and 1996.

    C&L has furnished us with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Information relating to our directors and nominees for directors is set forth under the heading "Election of Directors" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 12, 1999, which will be filed with the Securities and Exchange Commission prior to April 30, 1999, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to our executive officers and executive compensation is set forth under the heading "Executive Officers; Executive Compensation and Related Information" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 12, 1999, which will be filed with the Securities and Exchange Commission prior to April 30, 1999, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to the security ownership of certain beneficial owners and management is set forth under the headings "Security Ownership of certain Beneficial Owners" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 12, 1999, which will be filed with the Securities and Exchange Commission prior to April 30, 1999, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions concerning directors and executive officers is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 12, 1999, which will be filed with the Securities and Exchange Commission prior to April 30, 1999, and which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

       1. The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements.

       2.  The following Exhibits:

EXHIBIT
NO.        EXHIBIT DESCRIPTION
------     --------------------------------------------------------------------------
  2.1      Contribution Agreement dated as of July 30, 1997 (the "Contribution
             Agreement"), between Western Resources and Protection One, Inc. ("POI")
             (incorporated by reference to Exhibit 2.1 to the Current Report on Form
             8-K filed by POI(1) and Protection One Alarm Monitoring, Inc.
             ("Monitoring")(2) dated July 30, 1997 (the "July 1997 Form 8-K")).

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

  2.4      Assignment and Assumption Agreement (Guardian International Inc.) dated as of November 24, 1997, among Western Resources, Westar Capital, Westar
             Security and POI (incorporated by reference to Exhibit 2.4 to the
             November 1997 Form 8-K).

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

  2.7      Asset Purchase Agreement among Multimedia Security Service, Inc.,
             Multimedia Cablevision, Inc. and Monitoring dated January 15, 1998
             (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form
             10-Q filed by POI and Monitoring on May 14, 1998).

  2.8      Conditional Purchase Agreement, dated as of August 6, 1998, between certain directors and/or officers of Compagnie Europeenne de
             Telesecurite and Monitoring.+

  2.9      Stock Subscription Agreement, dated as of October 21, 1998, between
             Guardian and Westar Security.+

------------------------

(1) The Commission File Number of POI is 0-24780.

(2) The Commission File Number of Monitoring is 33-73002-01.

EXHIBIT
NO.        EXHIBIT DESCRIPTION
------     --------------------------------------------------------------------------
  2.10     Amended and Restated Agreement and Plan of Contribution and Merger dated as of October 21, 1998 by and among POI, Protection Acquisition Holding
             Corporation, P-1 Merger Sub, Inc. (Mass.), P-1 Merger Sub, Inc. (Del.)
             and Lifeline Systems, Inc. (incorporated by reference to Exhibit 2.1 to
             Registration Statement on Form S-4 of Petroleum One Acquisition Holding
             Corporation filed on December 10, 1998).

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

  3.3      Certificate of Incorporation of Monitoring, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3
             (Registration Number 333-09401) originally filed by Monitoring and, inter alia, POI on August 1,1996 (the "August 1996 Form S-3")).

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

  4.3      Second Supplemental Indenture dated as of October 28, 1996, among
             Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee
             (incorporated by reference to Exhibit 4.3 to the Fiscal 1996 Form
             10-K)).

  4.4      Subordinated Debt Shelf Indenture dated as of August 29, 1996, among
             Monitoring as Issuer, POI as Guarantor and SSBTC as Trustee
             (incorporated by reference to Exhibit 4.3 to the August 1996 Form S-3).

  4.5      Supplemental Indenture No. 1 dated as of September 20, 1996, among
             Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee
             (incorporated by reference to Exhibit 4.1 to the Current Report on Form
             8-K filed by POI and Monitoring and dated September 20,1996 (the
             "September 1996 Form 8-K")).

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

EXHIBIT
NO.        EXHIBIT DESCRIPTION
------     --------------------------------------------------------------------------
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

  4.10     Third Amendment to Amended and Restated Credit Agreement dated as of
             September 30, 1997, among Monitoring, Heller Financial as Agent and the
             Lenders (incorporated by reference to Exhibit 4.10 to the Fiscal 1997
             Form 10-K).

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

  4.16     Indenture, dated as of August 17, 1998, among Monitoring, as issuer, POI as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 9-4 filed by POI and Monitoring on September 22, 1998).

  4.17     Indenture, dated as of December 21, 1998, among Monitoring, as issuer,
             POI, as guarantor, and The Bank of New York, as trustee.+

 10.1      Stock Purchase Warrant dated as of September 16, 1991, issued by POI to
             Merita Bank, Ltd. (formerly Kansallis-Osake-Pankki) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed by
             POI and, inter alia, Monitoring for the quarter ended March 31, 1994).

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

EXHIBIT
NO.        EXHIBIT DESCRIPTION
------     --------------------------------------------------------------------------
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

 10.6      Common Stock Registration Rights Agreement dated May 17, 1995, among POI,
             Morgan Stanley & Co. Incorporated and Montgomery Securities
             (incorporated by reference to Exhibit 10.41 to the 1995 Form S-4).

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

EXHIBIT
NO.        EXHIBIT DESCRIPTION
------     --------------------------------------------------------------------------
 10.19     Amendment No. 1 to Agreement dated as of June 28, 1996, among Metrol, the
             Metrol Shareholders, Monitoring and POI (incorporated by reference to
             Exhibit 2.2 to the June 1996 Form S-3).

 10.20     Escrow Agreement dated May 31, 1996, among Metrol, the Metrol
             Shareholders, Monitoring, POI and First National Bank of Denver, N.A. as
             the Escrow Agent (incorporated by reference to Exhibit 2.3 to the
             Current Report on Form 8-K filed by POI and Monitoring dated June 7,
             1996 (the "June 1996 Form 8-K")).*

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

 10.24     Promissory Note dated as of March 2, 1998 between Westar Capital, Inc., and Protection One (incorporated by reference to Exhibit 99.1 to the
             Current Report on Form 8-K filed by POI and Monitoring dated March 17,
             1998).

 10.25     Assignment, Assumption and Guaranty Agreement dated as of January 1, 1998 between Westar Capital, Inc. and Monitoring (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by POI and
             Monitoring on May 14, 1998).

 10.26     Credit Facility Agreement between Westar Capital, Inc., as Lender, and
             Monitoring, as borrower, dated as of April 1, 1998 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by POI and Monitoring on May 15, 1998).

 10.27     Revolving Credit Agreement among Monitoring, borrower, NationsBank, N.A., administrative agent, First Union National Bank, syndication agent,
             Toronto Dominion (Texas), Inc., documentation agent, and Lenders named therein, dated December 21, 1998 (the "Revolving Credit Agreement").+

 10.28     First Amendment to the Revolving Credit Agreement, dated as of February
             26, 1999.+

 12.1      Statement regarding Computation of Earnings to Fixed Charges.+

 16.1      Letter from Coopers & Lybrand to the Securities and Exchange Commission
             re: Change in Certifying Accountant (incorporated by reference to
             Exhibit 16 to Amendment No. 1 to the Current Report on Form 8-K filed by
             POI and Monitoring dated February 5, 1998).

 21.1      Subsidiaries of POI and Monitoring.+

 23.1      Consent of Arthur Andersen LLP.+

 27        Financial Data Schedule.+

 99.1      Promissory Note to Westar Capital, Inc. (incorporated by reference to
             Exhibit 99.1 to the Current Report on Form 8-K filed by POI and
             Monitoring on March 17, 1998).

 99.2      Registration Rights Agreement, dated December 21, 1998, among Monitoring,
             POI and various subsidiary guarantors and Morgan Stanley & Co.
             Incorporated, Chase Securities Inc; First Union Capital Markets,
             NationsBanc Montgomery Securities LLC and TD Securities (USA), Inc. (the
             "Placement Agents").+

EXHIBIT
NO.        EXHIBIT DESCRIPTION
------     --------------------------------------------------------------------------
 99.3      Placement Agreement, dated December 16, 1998, among Monitoring, POI and various subsidiary guarantors and the Placement Agents.+

------------------------

* Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to Item 14(c) of Form 10-K.

+   Filed herewith.

(b) During the last quarter of the fiscal year covered by this Report, POI and Monitoring filed three Reports on Form 8-K. The Current Report on Form 8-K dated November 2, 1998 reported the proposed transaction with Lifeline Systems, Inc. in response to Item 5. A Current Report on Form 8-K dated December 9, 1998 reported the reorganization of its executive management structure and changes in certain executive officers in response to Item 5. A Current Report on Form 8-K dated December 17, 1998 reported an unregistered offering of debt securities in response to Item 5.

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
PROTECTION ONE, INC. AND SUBSIDIARIES
  Report of Independent Public Accountants.................................................................        F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................        F-3
  Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31,
    1998, 1997 and 1996....................................................................................        F-4
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
    1997 and 1996..........................................................................................        F-5
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997, and 1996....        F-6
  Notes to Consolidated Financial Statements...............................................................        F-7

WESTINGHOUSE SECURITY
  Report of Independent Public Accountants.................................................................       F-36
  Statement of Operations for the 53-weeks Ended December 30, 1996.........................................       F-37
  Statement of Cash Flows for the 53-weeks Ended December 30, 1996.........................................       F-38
  Notes to Financial Statements............................................................................       F-39

FINANCIAL SCHEDULES
  Report of Independent Public Accountants.................................................................        S-1
  Protection One, Inc. and Subsidiaries--Schedule II--Valuation and Qualifying Accounts....................        S-2
  Westinghouse Security--Schedule II--Valuation and Qualifying Accounts....................................        S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Protection One, Inc.:

    We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years then ended. The consolidated financial statements as of December 31, 1997 and for the year then ended have been restated (See Note 2(a)). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protection One, Inc. and subsidiaries as of December 31, 1998 and 1997, and their consolidated results of operations and their cash flows for each of the periods presented in conformity with generally accepted accounting principles.

Dallas, Texas

January 19, 1999 (except with respect to the matter discussed in Note 2(a) as to which the date is April 5, 1999)

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                            YEARS ENDED DECEMBER
                                                                                                    31,
                                                                                           ----------------------
                                                                                              1998
                                                                                           ----------     1997
                                                                                                       ----------
                                                                                                        RESTATED
                                                                                                       NOTE 2(A)

                                                     ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $   10,025  $   75,556
  Restricted cash........................................................................      11,987          --
  Marketable securities..................................................................      17,770       5,701
  Receivables, net.......................................................................      61,262      20,302
  Inventories............................................................................       7,895         556
  Prepaid expenses.......................................................................       3,867         367
  Income tax receivable..................................................................       5,886      25,200
  Deferred tax assets, current...........................................................      49,543      40,186
  Other..................................................................................      19,605       3,120
                                                                                           ----------  ----------
    Total current assets.................................................................     187,840     170,988
Property and equipment, net..............................................................      46,959      14,934
Customer accounts, net...................................................................   1,014,428     530,312
Goodwill and trademarks, net.............................................................   1,187,862     672,776
Deferred tax assets......................................................................      44,028      16,383
Other....................................................................................      30,202       9,174
                                                                                           ----------  ----------
Total Assets.............................................................................  $2,511,319  $1,414,567
                                                                                           ----------  ----------
                                                                                           ----------  ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................  $   16,374  $    6,235
  Accrued liabilities....................................................................      77,412      56,163
  Purchase holdbacks.....................................................................      42,303      11,444
  Long-term debt, current portion........................................................      40,838      21,217
  Capital leases, current portion........................................................       1,361         490
  Deferred revenue.......................................................................      57,703      33,900
                                                                                           ----------  ----------
    Total current liabilities............................................................     235,991     129,449
Long-term debt, net of current portion...................................................     926,784     343,338
Capital leases, net of current portion...................................................         187         604
Other liabilities........................................................................       3,238         626
                                                                                           ----------  ----------
Total Liabilities........................................................................   1,166,200     474,017
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized.............................          --          --
Common Stock, $.01 par value, 150,000,000 shares authorized, 126,838,741 shares and
  83,362,938 shares issued and outstanding at December 31, 1998 and 1997, respectively...       1,268         834
Additional paid-in capital...............................................................   1,392,256     983,082
Unrealized loss on marketable securities, net of tax.....................................      (1,848)         --
Unrealized loss on currency translation, net of tax......................................        (728)         --
Retained losses..........................................................................     (45,829)    (43,366)
                                                                                           ----------  ----------
  Total stockholders' equity.............................................................   1,345,119     940,550
                                                                                           ----------  ----------
Total Liabilities and Stockholders' Equity...............................................  $2,511,319  $1,414,567
                                                                                           ----------  ----------
                                                                                           ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------
                                                                                        1998                    1996
                                                                                      ---------     1997      ---------
                                                                                                 -----------
                                                                                                  RESTATED
                                                                                                  NOTE 2(A)
Revenues:
  Monitoring and related services...................................................  $ 375,840   $ 126,630   $   6,382
  Installation and rental...........................................................     45,255      18,143       1,715
                                                                                      ---------  -----------  ---------
    Total revenues..................................................................    421,095     144,773       8,097
Cost and expenses:
  Monitoring and related services...................................................    103,521      32,656       1,761
  Installation and other............................................................     28,270       3,013       1,587
                                                                                      ---------  -----------  ---------
    Total cost of revenues..........................................................    131,791      35,669       3,348
    Gross profit....................................................................    289,304     109,104       4,749
Selling, general and administrative expenses........................................    111,798      80,755       5,091
Acquisition expense.................................................................     20,298       2,108          --
Amortization of intangibles and depreciation expense................................    117,651      39,822         609
Other charges:
  Impairment of customer accounts...................................................         --      12,750          --
  Merger related costs..............................................................         --      11,542          --
  Employee severance costs..........................................................      3,400          --          --
                                                                                      ---------  -----------  ---------
    Operating income (loss).........................................................     36,157     (37,873)       (951)
Interest expense:
  Interest expense, net.............................................................     33,869      33,483          15
  Interest expense to parent, net...................................................     22,121          --          --
Other (income) expense:
  Non-recurring gain on contract repurchase.........................................    (16,348)         --          --
  Non-recurring gain on exchange of securities......................................     (3,000)         --          --
  Other.............................................................................     (1,222)         --          --
                                                                                      ---------  -----------  ---------
Income (loss) before income taxes and extraordinary gain............................        737     (71,356)       (966)
Income tax (expense) benefit........................................................     (4,791)     28,628         310
                                                                                      ---------  -----------  ---------
Income (loss) before extraordinary gain.............................................     (4,054)    (42,728)       (656)
Extraordinary gain, net of tax effect of $2,730.....................................      1,591          --          --
                                                                                      ---------  -----------  ---------
  Net income (loss).................................................................  $  (2,463)  $ (42,728)  $    (656)
                                                                                      ---------  -----------  ---------
                                                                                      ---------  -----------  ---------
Other comprehensive income:
  Unrealized loss on marketable securities, net of tax effect of $1,107.............  $  (1,848)  $      --   $      --
  Unrealized loss on currency translation, net of tax effect of $485................       (728)         --          --
                                                                                      ---------  -----------  ---------
Comprehensive income (loss).........................................................  $  (5,039)  $ (42,728)  $    (656)
                                                                                      ---------  -----------  ---------
Net income (loss) per common share (basic and diluted):
  Income (loss) before extraordinary gain per common share..........................  $    (.04)  $    (.60)  $    (.01)
  Extraordinary gain per common share...............................................        .02          --          --
                                                                                      ---------  -----------  ---------
  Net income (loss) per common share................................................  $    (.02)  $    (.60)  $    (.01)
                                                                                      ---------  -----------  ---------
                                                                                      ---------  -----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                                1997
                                                                                     1998     ---------    1996
                                                                                   ---------             ---------
                                                                                              RESTATED
                                                                                              NOTE 2(A)
Cash flows from operating activities:
Net income (loss)................................................................  $  (2,463) $(42,728 ) $    (656)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Extraordinary gain.............................................................     (1,591)       --          --
  Gain on exchange transaction...................................................     (3,000)       --          --
  Gain on contract repurchase....................................................    (16,348)       --          --
  Amortization of intangibles and depreciation...................................    117,651    39,822         609
  Accretion of debt premium......................................................      3,034     1,026          --
  Net deferred taxes.............................................................     13,208    (3,888 )        --
  Provision for doubtful accounts................................................     10,567     3,657         184
  Other charges..................................................................      3,400    36,592          --
Changes in assets and liabilities, net of effects of acquisitions:
  Receivables....................................................................    (19,040)   (2,467 )    (1,424)
  Inventories....................................................................     (3,810)      940        (540)
  Prepaid expenses...............................................................     (3,821)      294         (32)
  Other current assets...........................................................    (13,615)  (28,988 )      (200)
  Accounts payable...............................................................     (2,710)      492          41
  Accrued liabilities............................................................      5,925   (10,350 )     1,749
  Deferred revenue...............................................................     (2,237)      670         178
                                                                                   ---------  ---------  ---------
    Net cash provided by (used in) operating activities..........................     85,150    (4,928 )       (91)
Cash flows from investing activities:
  Purchase of property and equipment.............................................    (32,711)   (3,826 )      (977)
  Purchase/placement of installed security systems...............................   (277,667)  (29,043 )    (1,392)
  Purchase of marketable securities..............................................    (15,149)       --          --
  Distribution to equityholders in acquisition transaction.......................         --  (106,321 )        --
  Acquisition of alarm companies, net of cash received...........................   (549,196)  (17,494 )  (357,269)
  Investment in Guardian.........................................................    (14,224)       --          --
  Other investment...............................................................     (5,000)       --      (9,898)
                                                                                   ---------  ---------  ---------
    Net cash used in investing activities........................................   (893,947) (156,684 )  (369,536)
Cash flows from financing activities:
  Proceeds from equity offering..................................................    406,264        --          --
  Payments on long-term debt.....................................................   (512,190)  (63,749 )        --
  Proceeds from long-term debt issuances.........................................    642,417        --          53
  Stock options and warrants exercised...........................................        878        --          --
  Cash funding from parent.......................................................    213,910   300,749     369,629
  Cost related to equity offering................................................     (4,867)       --          --
  Cost related to debt issuances.................................................     (1,933)       --          --
                                                                                   ---------  ---------  ---------
    Net cash provided by financing activities....................................    744,479   237,000     369,682
                                                                                   ---------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents.....................     (1,213)       --          --
                                                                                   ---------  ---------  ---------
    Net (decrease) increase in cash and cash equivalents.........................    (65,531)   75,388          55
Cash and cash equivalents:
  Beginning of period............................................................     75,556       168         113
                                                                                   ---------  ---------  ---------
  End of period..................................................................  $  10,025  $ 75,556   $     168
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Cash paid for interest...........................................................  $  18,422  $ 10,202   $      --
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Cash paid for taxes..............................................................  $     311  $     --   $      --
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Non-cash financing:
    Contribution of net assets from Parent.......................................  $      --  $109,219   $      --
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                   COMMON STOCK                     ADDITIONAL                                TOTAL
                              -----------------------  CONTRIBUTED    PAID-IN     RETAINED    UNREALIZED   STOCKHOLDERS'
                                SHARES      AMOUNT       CAPITAL      CAPITAL      LOSSES        LOSS         EQUITY
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------
DECEMBER 31, 1995...........          --   $      --    $   5,373    $      --    $      18    $      --    $    5,391
Net investments and advances
  from WRI..................          --          --      379,229           --           --           --       379,229
Contribution by WRI of Small
  Subs......................          --          --       26,466           --           --           --        26,466
Net loss....................          --          --           --           --         (656)          --          (656)
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------
DECEMBER 31, 1996...........          --          --      411,068           --         (638)          --       410,430

Net investment and advances
  from WRI..................          --          --       43,827           --           --           --        43,827
Recapitalization............  68,673,402         687     (454,895)     454,208           --           --            --
Shares issued--in reverse
  purchase acquisition......  14,689,230         147           --      528,874           --           --       529,021
Exercise of options.........         306          --           --           --           --           --            --
Net loss (As restated Note
  2(a)).....................          --          --           --           --      (42,728)          --       (42,728)
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------
DECEMBER 31, 1997 (AS
  RESTATED NOTE 2(A)).......  83,362,938         834           --      983,082      (43,366)          --       940,550

Equity offerings, net of
  cost......................  42,764,644         427           --      401,397           --           --       401,824
Shares
  issued--Acquisitions......     539,584           5           --        6,716           --           --         6,721
Shares issued--ESPP.........      61,980           1           --          532           --           --           533
Exercise of options and
  warrants..................     109,595           1           --          529           --           --           530
Unrealized loss-marketable
  securities................          --          --           --           --           --       (1,848)       (1,848)
Unrealized loss-currency
  translation...............          --          --           --           --           --         (728)         (728)
Net loss....................          --          --           --           --       (2,463)          --        (2,463)
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------
DECEMBER 31, 1998...........  126,838,741  $   1,268    $      --    $1,392,256   $ (45,829)   $  (2,576)   $1,345,119
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

1. THE COMPANY:

    Protection One, Inc. ("Protection One", a Delaware corporation; the "Company") is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business customers in North America, the United Kingdom and Continental Europe.

    Prior to November 24, 1997, Protection One was a standalone security business based in Culver City, California. On November 24, 1997, pursuant to a Contribution Agreement dated July 30, 1997, ("the Contribution Agreement") between Protection One and Western Resources, Inc. (a publicly traded consumer services company based in Topeka, Kansas; "WRI"), Protection One acquired Centennial Security Holdings, Inc. ("Centennial"), WestSec, Inc., and Westar Security, Inc. (WestSec and Westar, respectively; together the "Western Resources Security Business" or "WRSB"). (See Note 2 for discussion of consideration exchanged). As a result of the transaction, WRI owned approximately 82.4% of Protection One at December 31, 1997.

    The transaction was accounted for as a reverse purchase acquisition treating WRSB as the accounting acquiror. Accordingly, the results of operation of Protection One and Centennial are only included in the consolidated financial statements since November 24, 1997 following principles of purchase accounting. Furthermore, the 1996 historical financial statements of Protection One are those of the accounting acquiror, WRSB.

    On June 8, 1998 Protection One sold 4,500,000 shares of its Common Stock at a price to the public of $9.50 per share, for aggregate proceeds of approximately $42.8 million, in a firm commitment underwritten offering lead by an underwriting group. On June 29, 1998 Protection One sold an additional 667,144 shares of its Common Stock at the same price, for aggregate proceeds of approximately $6.3 million, to the underwriters pursuant to their exercise of an over-allotment option. On June 8, 1998, concurrent with the public offering, Protection One sold 33,000,000 shares of its Common Stock to Westar Capital (a subsidiary of WRI), at a price of $9.50 per share, for aggregate proceeds of approximately $313.5 million. Exempt from the registration requirements of the Securities Act of 1933, Protection One sold an additional 4,597,500 shares of its Common Stock to Westar Capital, pursuant to the exercise of an option granted to Westar Capital, in connection with the private offering. As a result of these offerings, WRI owned approximately 84.6% of Protection One at December 31, 1998.

    On December 30, 1996, WRI, through its indirect wholly owned subsidiary, WestSec, purchased the assets and assumed certain liabilities comprising the security business of Westinghouse Security Systems ("Westinghouse Security Systems") from Westinghouse Electric Corporation ("WEC"). Westinghouse Security Systems is deemed to be a predecessor entity of Protection One. As such, Westinghouse Security Systems' 1996 results of operations are presented separately from Protection One's consolidated financial statements elsewhere in this document.

    During 1998, Protection One completed several acquisitions, which gave it a presence outside the continental United States. The Company acquired Compagnie Europeenne de Telesecurite ("CET") with locations in France, Germany, and the Benelux region of Europe; Hambro Countrywide Security ("Hambro") in the United Kingdom; and the security business of Rogers CanGuard, Inc. ("CanGuard") in Canada. The CET acquisition added approximately 60,000 customers, with Hambro and CanGuard adding approximately 13,000 and 35,000 customers, respectively (See
Note 3).

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) RESTATEMENT

    The Company restated its consolidated financial statements as of December 31, 1997 and for the year then ended. The 1997 consolidated financial statements were restated to (i) expense only as incurred the costs of transitioning the customer-premise yard signs to the Protection One brand and (ii) to record as a financing cost the increase in the estimated fair market value of the SAMCO obligation. In 1997, the Company had previously recorded a charge of $12,300 to eliminate the use of all acquired brand names and transition customers to the Protection One brand. This December 1997 charge was reversed in the restatement and the costs associated with changing customer-premise signs have been expensed as incurred in 1998. In addition, the Company has also changed its accounting policy for transitioning customer premise signage upon the purchase of individual or groups of customer accounts acquired in business combinations to expense any signage related transition costs as incurred. Previously the Company accrued customer signage transition costs as a component of customer acquisition cost. The impact of the restatement increases previously reported income in 1997 and reduces previously reported 1998 quarterly income as such costs are incurred and expensed. The restatement does not impact the Company's previously reported sales and net cash flows. In addition to the impact of the 1997 restatement on the Company's 1998 quarterly financial statements, for 1998 the Company also recorded adjustments which impact previously reported 1998 quarterly results. These adjustments relate to adjustments to purchase price allocations recorded in connection with business combinations and the provision of additional bad debt expense.

    The total effect of the restatement was to increase previously reported 1997 net income by $6.5 million or $.10 per share and to decrease current liabilities by $12.3 million. The total effect of the 1998 restatement was to decrease 1998 net income by $12.9 million or $.12 per share and to reduce current liabilities by approximately $22.2 million. The effect on net income of the yard sign change was an increase in 1997 of $6.9 million and a decrease in 1998 of $9.9 million. The effect of adjustments made to 1998 quarterly reported results is disclosed in Note 19.

(B) CONSOLIDATION

    All significant intercompany balances and transactions have been eliminated in consolidation.

(C) USE OF ESTIMATES

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

(D) REVENUES

    Revenues are recognized when monitoring, extended service protection, patrol, repair and other services are provided. The Company does not receive separate connection fees in any aspect of its business. Deferred revenues result from customers who are billed for monitoring, extended service protection and patrol and alarm response services in advance of the period in which such services are provided, on a monthly, quarterly or annual basis. Deferred revenues relating to the customer accounts acquired are recorded as part of the allocation of the purchase price and are amortized to income during the period in

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) which service is provided. Rental revenues are recorded on CET security equipment operating leases with customers that have been sold with recourse provisions to a third party financing company as rental payments are made over the term of the rental agreements. Costs of providing service are charged to income in the period incurred. Costs of services provided to dealers are expensed as incurred and are included in acquisition expenses. Contracts for services are generally for an initial noncancellable term of one to five years with automatic renewal on an annual basis thereafter unless terminated by either party.

(E) INVENTORIES

    Inventories, comprised of alarm systems and parts, are stated at the lower of average cost or market.

(F) PROPERTY AND EQUIPMENT

    Property and equipment are stated at historical cost and depreciated using the straight-line method over estimated useful lives. Costs of property and equipment acquired as a result of acquisition transactions are based on the fair market value at the date of acquisition. When property and equipment are retired or sold, the cost and the related allowance for depreciation are eliminated from the property and allowance accounts. Gains or losses from retirements and dispositions of property and equipment are recognized in income in the period realized. Repair and maintenance costs are expensed as incurred.

    In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", long-lived assets held and used by Protection One are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using estimates of future undiscounted net cash flows of the respective long-lived assets.

(G) INCOME TAXES

    Deferred tax assets and liabilities reflect the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities and the availability of net operating losses and tax credits.

(H) COMPREHENSIVE INCOME

    During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Accordingly, the accompanying statements reflect the impact of foreign currency translations and mark-to-market adjustments on investments available for sale as components of comprehensive income (loss) along with net income (loss).

(I) CUSTOMER ACCOUNTS

    Customer accounts are stated at cost. The cost includes amounts paid to dealers and the estimated fair value of accounts acquired in business acquisitions. Internal costs incurred in support of acquiring customer accounts are expensed as incurred.

    The cost of customer accounts is amortized on a straight-line basis over a 10-year period. It is the Company's policy to evaluate acquired customer account loss on a quarterly basis utilizing historical loss rates for the customer accounts in total and, when necessary, adjust amortization over the remaining useful life. Accumulated amortization of the investment in customer accounts at December 31, 1997 and 1998 was $28.5 and $116.5, respectively. As a result of discussions with the staff of the SEC the Company is

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) reviewing its method of amortizing the cost of customer accounts. The Company believes its amortization method is consistent with industry practices. A significant change in the amortization method would likely have a material effect on Company's results of operations.

(J) GOODWILL

    The excess of acquisition cost over the fair value of net assets (goodwill) of Protection One is being amortized using the straight-line method over 40 years. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated life of this asset. The Company is subject to a variety of changes in such areas as competition, communication and alarm technology, market penetration rates, as well as net customer losses, which could cause management to reassess its estimate of the realizability of goodwill and its amortization period. Management reviews goodwill for impairment or a change in amortization life whenever events or changes in areas such as those discussed above, indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. The determinants used for this evaluation include management's estimate of the operations continuing ability to generate positive income from operations and positive cash flow in future periods.

(K) CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

(L) RESTRICTED CASH

    Restricted cash represents cash held in escrow pursuant to the Company's 1998 acquisition of Comsec (see Note 3).

(M) RECEIVABLES

    Gross receivables, which consist primarily of trade accounts receivable, of $78.3 million at December 31, 1998 and $25.5 million at December 31, 1997, have been reduced by allowances for doubtful accounts of $17.0 million and $5.2 million, respectively.

(N) MARKETABLE SECURITIES

    Management has determined that its marketable securities are "Available-for-Sale" securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, any unrealized gains and losses are reported as a component of Other Comprehensive Income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Gains or losses on securities sold are calculated based on the specific identification method.

(O) ADVERTISING COSTS

    The Company expenses advertising costs based on the timing of the release of the advertising materials. Printed materials, due to the short lead time between incurrence of cost and the release, are generally expensed as incurred, whereas broadcast advertising costs are generally recognized upon the first broadcast of the respective advertisement. Total advertising expense was $3,659, $9,906 and $2,320 during

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the years ended December 31, 1998, 1997 and 1996, respectively. There were no deferred broadcast advertising costs as of December 31, 1998 or 1997.

(P) CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial, dispersed across a wide geographic base. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for potential credit losses. The Company has customers located throughout the United States, France, Canada, the United Kingdom, Germany and the Benelux region of Europe. The Company does not believe a significant risk of loss from a concentration of credit risk exists.

(Q) ACCOUNTING PRONOUNCEMENTS

    Organizations that set accounting standards in the United States have issued several accounting pronouncements that the Company will be required to adopt in future reporting periods.

    Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This Statement is effective for all fiscal quarters, beginning after June 15, 1999. Management has not traditionally been required to utilize derivative instruments in managing its business, but anticipates using such instruments to offset the risks it faces in its international operations. Management has not yet determined the impact of adopting this pronouncement.

    AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" provides guidance on accounting for the costs of computer software developed or obtained for internal use, generally requiring direct development costs to be capitalized while training and data conversion costs should be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. Management anticipates the adoption of this pronouncement in fiscal year 1999 will not have a material impact on its financial statements. Protection One is currently in the process of installing and implementing a new enterprise accounting system, for which the accounting treatment has been substantially consistent with the new accounting rule.

(R) RECLASSIFICATIONS

    Certain prior period amounts were reclassified to conform to the December 31, 1998, presentation.

(S) INCOME (LOSS) PER SHARE

    Income (loss) per share has been computed and presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The incremental shares, 1,208,274 and 83,199, respectively, that would have been outstanding upon the assumed exercise of dilutive stock options and warrants do not result in a change to net income (loss) per share for the years ended December 31, 1998 and 1997. The weighted average shares outstanding used in the computation of net income (loss) attributable to common shares was 107,998,917 for the year ended December 31, 1998 and 70,202,716 for

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the year ended December 31, 1997. While there were no actual shares issued or outstanding for the year ended December 31, 1996, for purposes of calculating loss per share, there were deemed to be 68,673,402 shares (number of new shares issued to effect the reverse purchase transaction with WRI) for the year ended December 31, 1996.

3. ACQUISITION TRANSACTIONS:

    During the periods presented, Protection One has grown in large part through business acquisitions, the most significant of which was its transaction with WRI.

    Pursuant to the Contribution Agreement, on November 24, 1997, the Company issued to WRI an aggregate of 68,673,402 (the "Shares") of Common Stock, which shares constituted 82.4% of the shares of Common Stock (the only voting securities of the Company) outstanding immediately after such acquisition (the "Acquisition Transaction"). In consideration of the issuance of the Shares to WRI ("the "Share Issuance"), WRI transferred to the Company all of the outstanding capital stock of WestSec, and Westar, and an aggregate of $367.4 million in cash and securities.

    As provided in the Contribution Agreement, the Company paid

    - to the holders of record of shares of Protection One Common Stock as of the close of business on November 24, 1997 (other than WRI), a cash dividend of $7.00 per share ("the Special Dividend");

    - to the holders of options to purchase shares of Protection One Common Stock (other than WRI) $7.00 in cash with respect to each share of Common Stock issuable upon exercise of such options; and

    - to a bank as the holder of record of a warrant issued by the Company in 1991 and to the holders of record of warrants issued by the Company in 1993, $7.00 in cash with respect to each share on Common Stock issuable upon exercise of such warrants.

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

    Included in the marketable securities the Company received from WRI was

    - all of the outstanding capital stock of Centennial Security Holdings, Inc., a Delaware corporation ("Centennial"), and

    - 2,885,000 shares ("the Guardian Common Shares") of the Class A Voting Common Stock, par value $.001 per share, and 1,875,000 shares ("the Guardian Preferred Shares") of the Series A 9 3/4% Convertible Cumulative Preferred Stock of Guardian International, Inc., a Nevada corporation ("Guardian").

    The Guardian Preferred Shares were convertible into an aggregate of 1,500,000 additional shares of Guardian common stock. During 1998, the Guardian Common Shares and the Guardian Preferred Shares were exchanged for a new series of redeemable preferred stock issued by Guardian (see Note 10).

    The Acquisition Transaction has been accounted for as a reverse purchase acquisition and, accordingly, the operating results of Protection One and Centennial have been included in the consolidated

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. ACQUISITION TRANSACTIONS: (CONTINUED) financial statements since November 24, 1997. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $410 million related to Protection One and approximately $50 million related to Centennial is being amortized over 40 years.

    On February 4, 1998, Protection One announced its decision to exercise its option, effective January 1, 1998, to purchase the stock of Network Multifamily Security Corporation ("Network"), which, based on management's significant experience in the industry, it believes to be the leading provider of security alarm monitoring to multi-family dwellings with approximately 200,000 customers. Pursuant to the terms of the purchase option, Protection One gave Western Resources cash consideration of approximately $180 million.

    On March 2, 1998, Protection One completed the acquisition of 147,000 customers and related assets of Multimedia Security Services, Inc. ("Multimedia") for a cash purchase price of approximately $233 million. The Multimedia purchase added to the Company's market positions in California, Florida and Texas and added substantial numbers of customers in Kansas and Oklahoma. In addition, Protection One will maintain Multimedia's monitoring and customer service center in Wichita, Kansas.

    On March 17, 1998, Protection One completed the acquisition of Comsec/Narragansett Security, Inc. ("Comsec") for a cash purchase price of approximately $49 million and the assumption of $16 million of debt. Comsec's 30,000 customers are located primarily in Connecticut, Maine, Massachusetts and New Hampshire.

    In the third quarter of 1998, Protection One acquired all of the outstanding shares of a leading French security alarm company, Compagnie Europeenne de Telesecurite ("CET") at a purchase price of 450FFR (approximately $75 U.S.) per share, for a total of approximately $140 million. CET has approximately 60,000 customers and 36 branch offices located primarily in France, as well as Belgium, Germany, the Netherlands and Switzerland.

    During 1998, Protection One completed a total of 9 transactions in which a total of $549.2 million in cash has been given to acquire stock or assets of the target companies. Total purchase consideration has been allocated to the assets and liabilities acquired based on management's estimates of their fair values. Purchase consideration in excess of identified tangible and intangible assets is recorded as goodwill. A significant component of total consideration is allocated to acquired customer accounts and goodwill. The Company's purchase price allocations for 1998 acquisitions are preliminary and may be adjusted as additional information is obtained.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. ACQUISITION TRANSACTIONS: (CONTINUED)

    The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997, assume all material business combinations occurred at January 1, 1997.

                                                                         YEARS ENDED DECEMBER
                                                                                  31
                                                                        ----------------------
                                                                         1998(A)     1997(A)
                                                                        ----------  ----------
Revenues..............................................................  $  562,130  $  449,957
Income (loss) before extraordinary items..............................     (22,360)    (20,420)
Net income (loss).....................................................     (22,256)    (20,420)
Per common share, basic and diluted...................................
  Income (loss) before extraordinary items............................        (.21)       (.29)
  Net income (loss)...................................................        (.21)       (.29)

------------------------

(A) Excludes other charges of $3,400 in 1998 and $24,292 in 1997 and nonrecurring gains of $(20,570) in 1998.

    The pro forma financial information is not necessarily indicative of the results of operations had the entities been combined for the entire period nor do they purport to be indicative of results which will be obtained in the future.

    In conjunction with 1998 acquisitions, the acquisition of Protection One by WRSB on November 24, 1997, and the acquisition of Westinghouse Security Systems by WRSB on December 30, 1996, net cash paid was as follows:

                                                                               WESTINGHOUSE
                                                  1998                           SECURITY
                                              ACQUISITIONS    PROTECTION ONE      SYSTEMS
                                            ----------------  --------------  ---------------
Assets acquired...........................    $    821,820     $    998,758     $   451,344
Liabilities assumed.......................        (271,055)        (362,042)        (93,844)
Stock issued..............................              --         (529,021)             --
                                            ----------------  --------------  ---------------
Cash paid.................................         550,765          107,695         357,500
Less cash acquired........................           1,569            1,374             231
                                            ----------------  --------------  ---------------
Net cash paid.............................    $    549,196     $    106,321     $   357,269
                                            ----------------  --------------  ---------------
                                            ----------------  --------------  ---------------

    In connection with each acquisition the Company develops a plan to consolidate the operations of the Company with those of Protection One. Protection One's finance and administrative offices were relocated from Portland, Oregon to Dallas, Texas and combined with those of the Western Resources security business. Certain of the administrative operations of Centennial, Multimedia, and Comsec, are being consolidated with those of Protection One in Dallas. Costs incurred to effect this consolidation relate principally to severance and relocation employees effected by the consolidation.

    In connection with these consolidation activities, the Company has recorded and utilized an accrual related to exit costs, as defined by generally accepted accounting principles. Amounts remaining at December 31, 1998, relate to planned activities associated with acquisitions which occurred in 1998. To the

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

3. ACQUISITION TRANSACTIONS: (CONTINUED) extent these amounts are not utilized they will be recorded as a reduction in goodwill recorded in the acquisitions (amounts in thousands).

                                               12/31/96     PROVISION   UTILIZED    12/31/97     PROVISION   UTILIZED    12/31/98
                                              -----------  -----------  ---------  -----------  -----------  ---------  -----------
Severence and Relocation....................   $      --    $   2,000   $    (775)  $   1,225    $   1,000   $  (1,328)  $     897

4. MARKETABLE SECURITIES:

    Marketable equity securities are valued as follows:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Cost.....................................................................  $  20,725  $   5,701
Unrealized loss..........................................................     (2,955)        --
                                                                           ---------  ---------
Aggregate fair value.....................................................  $  17,770  $   5,701
                                                                           ---------  ---------
                                                                           ---------  ---------

    Gross realized gains were not material for fiscal years 1998 and 1997.

5. OTHER CHARGES:

    In December 1997, Protection One incurred charges of $24.3 million to reflect the impairment of assets and the closing of business activities of the Western Resources security business that were no longer of continuing value to the combined operations. These charges are as follows:

Impairment of customer accounts....................................  $  12,750
Merger related costs:
  Inventory and other asset losses.................................      3,558
  Disposition of fixed assets......................................      4,128
  Closure of duplicate facilities..................................      1,991
  Severance compensation and benefits..............................      1,865
                                                                     ---------
                                                                        11,542
                                                                     ---------
    Total charges..................................................  $  24,292
                                                                     ---------
                                                                     ---------

    IMPAIRMENT OF CUSTOMER ACCOUNTS--Protection One wrote down the value of the customer base of the Western Resources security businesses due to excess customer losses experienced in 1997. The excess customer losses were due to (1) the effects of transitioning the customer base from one service provider to another and (2) the relative quality of certain classes of the customer accounts customer acquired in an acquisition due to use of a prior aggressive marketing plan accompanied by limited credit checking by Westinghouse Security Systems.

    INVENTORY AND OTHER ASSET LOSSES--Protection One reduced the value of inventory held at branches due to conversion to the external dealer program as its primary marketing channel.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

5. OTHER CHARGES: (CONTINUED)
    DISPOSITION OF FIXED ASSETS--Protection One reduced the net book value of computer and telecommunication equipment due to plans to migrate in the first quarter of 1998 certain monitoring, customer service and financial operations to new software and hardware platforms. At December 31, 1998 the Company continues to use certain of this equipment due to unplanned delays experienced in the implementation of replacement systems. The remaining equipment is expected to be fully retired in 1999.

    CLOSURE OF DUPLICATE FACILITIES--Protection One committed to a plan to close 38 Western Resources security businesses branch locations in cities with two or more branches and where the customer base did not justify such a large presence. At December 31, 1998, all such locations were closed and the amount accrued at December 31, 1997 had been expended except for remaining payments on vacated leased facilities under non-cancellable agreements.

    SEVERANCE COMPENSATION AND BENEFITS--Upon closing of the merger in November 1997, the affected employees were notified of their severance package. Actual payments approximated the amount accrued.

    Protection One incurred approximately $3.4 million of severance and relocation expenses associated with a reorganization of its operations in late 1998.

    The activity which occurred related to the non recurring charge is set forth below (amounts in thousands).

                                                                         MERGER RELATED CHARGES (DECEMBER 1997)
                                                        ------------------------------------------------------------------------
                                                         12/31/96     PROVISION   UTILIZED    12/31/97    UTILIZED    12/31/98
                                                        -----------  -----------  ---------  -----------  ---------  -----------
  Inventory and other asset losses....................   $      --    $   3,558   $  (3,558)  $      --   $      --   $      --
  Disposition of fixed assets.........................          --        4,128      (4,128)         --          --          --
  Closure of duplicate facilities.....................          --        1,991          --       1,991        (966)      1,025
  Severance/benefits..................................          --        1,865          --       1,865      (1,865)         --

6. PROPERTY AND EQUIPMENT:

    Property and equipment are summarized as follows:

                                                                            DECEMBER 31,
                                                                          ----------------
                                                                           1998     1997
                                                                          -------  -------
Office equipment........................................................  $12,442  $ 5,690
Furniture and fixtures..................................................    6,237    4,009
Data processing and telecommunication...................................   36,057    4,634
Leasehold improvements..................................................    1,826    1,351
Vehicles................................................................    3,720    1,987
Other...................................................................      777      439
                                                                          -------  -------
                                                                           61,059   18,110
Less accumulated depreciation and amortization..........................   14,100    3,176
                                                                          -------  -------
                                                                          $46,959  $14,934
                                                                          -------  -------
                                                                          -------  -------

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

6. PROPERTY AND EQUIPMENT: (CONTINUED)
    Included in property and equipment at December 31, 1998 and December 31, 1997 were $1,660 and $452, respectively, of assets held under capital leases. The accumulated amortization on such assets at December 31, 1998 and December 31, 1997 was $373 and $0, respectively.

    Virtually all property and equipment are depreciated over estimated useful lives ranging from five to ten years. The depreciation and amortization charge (including amortization of assets held under capital leases) was $7,221, $1,938, and $289 for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 respectively. The Company believes there are no impairments of long-lived assets based on review of expected cash flows from the use of such assets.

7. CUSTOMER ACCOUNTS:

    The following is a rollforward of the investment in customer accounts (at cost) for the following years:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                             1998       1997
                                                                          ----------  --------
Beginning customer accounts, net........................................  $  530,312  $265,530
Acquisition of customer accounts........................................     581,667   301,566
Amortization of customer accounts.......................................     (88,025)  (23,985)
Special charge to recognize abnormal customer loss......................          --   (12,750)
Non-cash charges against purchase holdbacks.............................      (9,526)      (49)
                                                                          ----------  --------
Ending customer accounts, net...........................................  $1,014,428  $530,312
                                                                          ----------  --------
                                                                          ----------  --------

    In conjunction with certain purchases of customer accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying losses of the acquired customer accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. As of December 31, 1997, purchase holdbacks were $11.4 million. Virtually all of this amount was brought forward in the Acquisition Transaction. Also in connection with the Acquisition Transaction, the Company took a charge for excess customer losses as the Company integrated the operations of Westinghouse Security Systems (see Note 5). The balance of the purchase holdbacks was $42.3 million at December 31, 1998.

                                                               DECEMBER 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
PURCHASE HOLDBACKS:
  Balance, beginning of year.............................  $  11,444  $     146
  Purchase holdbacks acquired in acquisition.............      1,029     10,610
  Purchase holdback additions............................     71,644      1,369
  Non-cash charges against customer accounts.............     (9,526)      (341)
  Cash payments to sellers...............................    (32,288)      (340)
                                                           ---------  ---------
  Balance, end of year...................................  $  42,303  $  11,444
                                                           ---------  ---------
                                                           ---------  ---------

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

7. CUSTOMER ACCOUNTS: (CONTINUED)
    The portion of purchase price of acquired customer accounts that is subject to a purchase holdback is capitalized and an equivalent current liability established at the time of purchase. Purchase holdback periods are negotiated between Protection One and sellers or dealers, but typically range from zero to 12 months. At the end of the period prescribed by the purchase holdback, Protection One verifies customer losses experienced during the period and calculates a final payment to the seller or dealer. The purchase holdback is extinguished at the time of final payment and a corresponding reduction is made in the customer intangible to the extent of customer losses.

8. GOODWILL AND TRADEMARKS, NET:

    Goodwill and trademarks consist of the following:

                                                            DECEMBER 31,
                                                        --------------------
                                                          1998       1997
                                                        ---------  ---------
Goodwill and trademarks...............................  $1,219,264 $ 679,839
Less accumulated amortization.........................     31,402      7,063
                                                        ---------  ---------
                                                        $1,187,862 $ 672,776
                                                        ---------  ---------
                                                        ---------  ---------

    The amortization of goodwill charged to expense was $24,339, and $6,543, and $520 for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 respectively.

9. LONG-TERM DEBT:

    Long-term debt is comprised of the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
New Senior Credit Facility..............................  $  42,417  $      --
Senior Subordinated Notes...............................    350,000         --
Senior Unsecured Notes..................................    250,000         --
Senior Subordinated Discount Notes......................    125,590    191,926
Convertible Senior Subordinated Notes...................    103,500    103,500
CET Recourse Financing Agreements.......................     93,541         --
Other...................................................      2,574         --
SAMCO Contract Financing................................         --     69,129
Less current portion....................................    (40,838)   (21,217)
                                                          ---------  ---------
                                                          $ 926,784  $ 343,338
                                                          ---------  ---------
                                                          ---------  ---------

NEW SENIOR CREDIT FACILITY

    In December 1998, the Company's wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Monitoring") entered into a new credit agreement (the "New Senior Credit Facility"). The New Senior Credit Facility will provide for revolving borrowings of up to $500 million. The New Senior Credit Facility

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

9. LONG-TERM DEBT: (CONTINUED)
expires in December 2001. Availability under the facility was approximately $458 million at December 31, 1998.

    The New Senior Credit Facility is fully and unconditionally guaranteed by Protection One and all domestic subsidiaries of Monitoring.

    Borrowings under the New Senior Credit Facility bear interest at the lower of a defined base rate (plus applicable margin) or defined Eurodollar rate (plus applicable margin). The applicable margins, which vary dependent on the Company's credit rating, were 0% and 1.25% for base rate borrowings and Eurodollar borrowings respectively, at December 31, 1998.

    As of December 31, 1998, the balance on the New Senior Credit Facility was $42.4 million, at a weighted average interest rate of 6.8%.

    Availability of funds under the New Senior Credit Facility is subject to meeting certain financial covenants which include a leverage ratio test not to exceed 5.0 to 1.0 in 1999 and an interest coverage ratio as of the last day of any quarter not to be less than 2.75 to 1.0. Other covenants limit the Company's ability to incur liens, pay dividends, make loans or advances or to sell assets.

SENIOR SUBORDINATED NOTES

    In December 1998, the Company completed an offering for $350 million of Senior Subordinated Notes (the "Senior Subordinated Notes") bearing an interest rate of 8 1/8% due January 15, 2009. Interest will be payable semi-annually in cash on January 15 and July 15 of each year, beginning on July 15, 1999. Net proceeds of the offering were used to repay the indebtedness outstanding under the Senior Credit Facility with Westar Capital and for general corporate purposes and working capital.

    The Senior Subordinated Notes are unsecured senior subordinated obligations of Monitoring, and rank equally with the other unsecured senior subordinated indebtedness of Monitoring. They are fully and unconditionally guaranteed on a senior subordinated basis by Protection One and all domestic subsidiaries of Monitoring. Additionally, the Notes are redeemable, at Monitoring's option, in whole or in part, at a price determined by a make-whole calculation plus accrued interest, if any.

    The indenture under which the Senior Subordinated Notes were issued contains covenants which, among other matters, limit the Company and its subsidiaries ability to incur certain indebtedness, make restricted payments and merge, consolidate or sell assets.

SENIOR UNSECURED NOTES

    On August 17, 1998, the Company completed an offering of Senior Unsecured Notes (the "Senior Unsecured Notes") in the amount of $250 million bearing an interest rate of 7 3/8% due August 15, 2005. Interest will be payable semi-annually on February 15 and August 15 of each year, commencing with February 15, 1999. Substantially all of the proceeds from the offering ($233 million) were used to repay borrowings under the Senior Credit Facility with Westar Capital.

    The Senior Unsecured Notes are unsecured obligations of Monitoring, and rank equally with the other senior indebtedness of Monitoring (including the New Senior Credit Facility), and rank senior to all subordinated indebtedness of Monitoring. They are fully and unconditionally guaranteed on a senior

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

9. LONG-TERM DEBT: (CONTINUED)
unsecured basis by Protection One and all domestic subsidiaries of Monitoring. Additionally, the Notes are redeemable, at Monitoring's option, in whole or in part, at any time and from time to time, upon not less than 30 nor more that 60 days notice at a price determined by a make-whole calculation plus accrued interest, if any.

    The indenture, under which the Senior Unsecured Notes were issued contains covenants which, among other matters, limit the Company and its subsidiaries ability to undergo a change of control, incur certain liens, enter into certain sale and leaseback transactions, issue subsidiary guarantees and merge, consolidate or sell assets.

SENIOR SUBORDINATED DISCOUNT NOTES

    The Senior Subordinated Discount Notes (the "Discount Notes") are unsecured subordinated obligations of the Company's wholly owned Monitoring (see Note 17), limited to $166 million aggregate principal amount at maturity, and will mature on June 30, 2005. In connection with the Acquisition Transaction, the notes were restated to fair market value for book purposes reflecting a current market yield of approximately 6.4%. This resulted in bond premium being recorded to reflect the increase in value of the notes as a result of the decline in interest rates since the note issuance. The revaluation has no impact on the expected cash flow to existing noteholders.

    Although for federal income tax purposes a significant amount of original issue discount, taxable as ordinary income, will be recognized by a holder as such discount accrues from the issue date, no interest was payable prior to December 31, 1998. From and after June 30, 1998, cash interest on the notes accrued at the rate of 13 5/8% per annum, payable in cash semiannually on June 30 and December 31, of each year, commencing December 31, 1998.

    The Discount Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by Protection One. They contain covenants which, among other matters, limit the Company and its Subsidiaries' ability to incur indebtedness, pay dividends, sell assets, make stock distributions or sell shares of certain subsidiaries.

    On June 29, 1998, pursuant to the indenture governing the Discount Notes, the Company redeemed 35% of the Discount Notes with the proceeds from an underwritten public equity offering. The redemption price of approximately $65.0 million was lower than the corresponding amount recorded on the balance sheet. This resulted in an extraordinary gain, net of taxes, of approximately $1.6 million.

CONVERTIBLE SENIOR SUBORDINATED NOTES

    The Convertible Senior Subordinated Notes ("Convertible Notes") are unsecured subordinated obligations of Monitoring and rank equal to the Discount Notes. The Convertible Notes mature on September 15, 2003, and previously were convertible, at any time, into Common Stock at a price of $17.95 per shares, subject to adjustment. Subsequent to the Acquisition Transaction, the Convertible Notes maintain a conversion price of $11.19 per share.

    Interest on the Convertible Notes accrues at the rate of 6 3/4% per annum, payable in cash semiannually on March 15 and September 15 of each year, commencing March 15, 1997. The Convertible Notes are redeemable, at the Company's option, in whole or in part, at any time or from time to time, on or after

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

9. LONG-TERM DEBT: (CONTINUED)
September 19, 1999, and prior to maturity, upon not less than 30 days prior notice at certain specified redemption prices plus accrued and unpaid interest.

    The Convertible Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by Protection One.

    The indenture under which the Convertible Notes were issued contains covenants which limit the Company and its subsidiaries' ability to incur certain indebtedness.

REVOLVING CREDIT FACILITY

    At December 31, 1997, Protection One had a $100 million revolving credit facility (the "Revolving Credit Facility") which matured in January 2000. The outstanding balance of the Revolving Credit Facility was paid on November 25, 1997, with proceeds from the Acquisition Transaction and the facility was terminated in February 1998.

SAMCO CONTRACTS

    Rights to certain of our security alarm monitoring contracts (the "Contracts") were previously sold to investors by Westinghouse Security Systems
(WSS). For financial reporting purposes, the transaction was treated as a financing arrangement and the proceeds received were recorded as long-term debt. Generally, principal and interest payments on the debt consisted of 65% of the monitoring revenues under the contracts. To effect the transfer of this agreement as part of the WSS acquisition, the Company committed to repurchase the Contracts at the higher of the fair market value of the contracts or a minimum purchase price when the underlying debt of the financing company came due in 1998. In the initial purchase price valuation this debt was valued at $65 million. In the final purchase price allocation the value was set at $68.5 million based upon management's estimate of what the fair market value would be in 1998 when the contracts had to be repurchased. As the debt was to be redeemed at the fair market value of the underlying contracts, the Company recorded interest expense in 1997 of $583 thousand to reflect its estimate of the increase in the fair market value of the customer accounts, net of reductions in the value of the accounts for customer losses as provided for under the agreement. During 1998, the Company repurchased all of the Contracts for an amount less than that recorded on the balance sheet and recognized other non-recurring income for this gain of approximately $16.3 million.

CET RECOURSE FINANCING AGREEMENTS

    The Company's subsidiary CET has recognized as a financing transaction cash received through the sale of security equipment and future cash flows to be received under security equipment operating lease agreements with customers to a third-party financing company. A liability has been recorded for the proceeds of these sales as the finance company has recourse to CET in the event of nonpayment by customers of their equipment rental obligations. The implicit interest rate in the financing is 15%. Accordingly, the liability is reduced, rental revenue is recognized, and interest expense is being recorded as these recourse obligations are reduced through the cash receipts paid to the financing company over the term of the related equipment rental agreements which average four years. The liability is increased as new security monitoring equipment and equipment rental agreements are sold to the finance company that have recourse provisions.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

9. LONG-TERM DEBT: (CONTINUED)
COVENANT COMPLIANCE

    The Company was in compliance with all covenants, including waivers relating to the aforementioned debt as of December 31, 1998 and 1997 except that the requirement to restate our 1997 and 1998 financial statements resulted in a violation of certain covenants under the Revolving Credit Facility. We have obtained a waiver of this requirement until such time that our restated financial statements are filed under the provisions of the Revolving Credit Facility.

10. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY:

    At December 31, 1997, Protection One owned common stock and preferred stock representing a 41% ownership in Guardian International, Inc., ("Guardian") at an aggregate cost of $9.2 million. Such securities were contributed by WRI to Protection One pursuant to the Contribution Agreement. Since Protection One did not exercise control over Guardian's operations, Protection One accounted for the investment under the equity method of accounting, recognizing its proportionate share of the income or losses of Guardian. For the 36 days ended December 31, 1997, Protection One's equity in income of the unconsolidated subsidiary, Guardian, was $25. For the year ended December 31, 1998, prior to the exchange transaction discussed below, the amount included in Protection One's earnings was a loss of $0.4 million.

    On September 30, 1998, Protection One entered into an agreement to exchange all of its common and preferred stock investment in Guardian International, Inc. for a new series of redeemable preferred stock issued by Guardian, which carries a current annual cash dividend rate of 7%. The exchange transaction resulted in the recognition by Protection One of a non-recurring $3 million gain, equal to the net present value of the new securities received being greater than the book value of the old securities exchanged. In connection with the exchange, Protection One will utilize the cost method in place of the equity method of accounting for its investment in Guardian, since the new redeemable preferred stocks carries no voting rights and the Company does not exercise significant influence over the activities of Guardian. In addition, in October 1998, Protection One made an additional investment of $10 million for a new series of convertible preferred stock issued by Guardian, which carries a current annual dividend rate of 6%.

11. ISSUANCE OF COMMON STOCK

    On June 8, 1998 Protection One sold 4,500,000 shares of its common stock at a price to the public of $9.50 per share, for aggregate proceeds of approximately $42.8 million, in a firm commitment underwritten offering lead by an underwriting group. On June 29, 1998 Protection One sold an additional 667,144 shares of its Common Stock at the same price, for aggregate proceeds of approximately $6.3 million, to the underwriters pursuant to their exercise of an over-allotment option.

    On June 8, 1998, concurrent with the public offering, Protection One sold 33,000,000 shares of its Common Stock to Westar Capital, (a subsidiary of WRI), at a price of $9.50 per share, for aggregate proceeds of approximately $313.5 million. Exempt from the registration requirements of the Securities Act of 1933, Protection One sold an additional 4,597,500 shares of its common stock to Westar Capital, pursuant to the exercise of an option granted to Westar Capital, in connection with the private offering.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

12. STOCK WARRANTS AND OPTIONS:

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

    The 1994 Stock Option Plan (the "Plan"), approved by the Protection One stockholders in June 1994, provides for the award of incentive stock options to directors, officers and key employees under the Plan. 1,300,000 shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One. The Plan provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

    During fiscal year 1995, Protection One granted options to purchase an aggregate of 266,000 shares of common stock including 132,000 shares to officers of Protection One. Each option has a term of 10 years and vests 20% on each of the third through seventh anniversaries of the commencement of the participant's employment with Protection One. The purchase price of the shares issuable pursuant to the options is equal to the fair market value of common stock at the date of option grant. Pursuant to the Acquisition Transaction, the vesting of these options accelerated on November 24, 1997 and all remaining options are currently exercisable.

    In connection with the issuance of the Senior Subordinated Discount Notes in May 1995, Protection One issued warrants to purchase 531,200 shares of common stock at an exercise price of $6.60 per share. The outstanding warrants expire in May 2005. In accordance with the terms of the warrant agreement, in the event that the Company issues common stock at below market price (as defined in the warrant agreement), both the number of common shares purchasable upon exercise of the warrant and the exercise price per share of common stock payable upon exercise of the warrant are adjusted according to an anti-dilution formula defined in the agreement. At November 24, 1997, the number of shares purchasable was adjusted to 754,652 at an exercise price of $4.05. As a result of further adjustments in June 1998, the number of shares purchasable was adjusted to 786,277 at an exercise price of $3.89.

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

    On July 9, 1997, Protection One granted an option to purchase an aggregate of 50,000 shares of common stock. The option has a term of four years. The purchase price of the shares issuable pursuant to the option is greater than the fair market value of the common stock at the date of the option grant.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

12. STOCK WARRANTS AND OPTIONS: (CONTINUED)
    During fiscal year 1997, Protection One granted options to purchase an aggregate of 375,444 shares of common stock to employees including 100,000 shares granted to officers of Protection One. Each option has a term of 10 years and vests 20% on each of the first through fifth anniversaries of the later of December 6, 1996, or the commencement of the participant's employment with Protection One. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the common stock at the date of the option grant. Pursuant to the Acquisition Transaction, the vesting of these options accelerated on November 24, 1997 and all remaining options are currently exercisable.

    The 1997 Long-Term Incentive Plan (the "LTIP"), approved by the Protection One stockholders on November 24, 1997, provides for the award of incentive stock options to directors, officers and key employees. Under the LTIP, 4.2 million shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One. The LTIP provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

    During 1998, Protection One granted options under the LTIP to purchase an aggregate of 1,246,500 shares of common stock to employees, including 690,000 shares granted to officers of Protection One. Each option has a term of 10 years and vests 100% on the third anniversary of the option grant. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the common stock at the date of the option grant.

    A summary of warrant and option activity for Protection One from the date of the Acquisition Transaction is as follows:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                        WARRANTS      EXERCISE
                                                                                       AND OPTIONS      PRICE
                                                                                       -----------  -------------
Outstanding and exercisable at November 24, 1997 (1).................................   2,366,741     $   5.805
Granted..............................................................................          --            --
Exercised............................................................................        (306)        0.050
Surrendered..........................................................................          --            --
                                                                                       -----------
Outstanding and exercisable at December 31, 1997.....................................   2,366,435     $   5.805
Granted..............................................................................   1,246,500     $  11.033
Exercised............................................................................    (109,595)        5.564
Surrendered..........................................................................    (117,438)       10.770
Adjustment to May 1995 warrants......................................................      36,837            --
                                                                                       -----------
Outstanding at December 31, 1998.....................................................   3,422,739     $   7.494
                                                                                       -----------
                                                                                       -----------
Exercisable at December 31, 1998.....................................................   2,263,239     $   5.681
                                                                                       -----------
                                                                                       -----------

------------------------

(1) As WRSB had no outstanding stock at or prior to November 24, 1997 there were no related options.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

12. STOCK WARRANTS AND OPTIONS: (CONTINUED)
    The table below summarizes stock options and warrants outstanding as of December 31, 1998:

                                                                                           WEIGHTED-
                                                                                            AVERAGE
                                                                              NUMBER       REMAINING    WEIGHTED
                                                                                OF        CONTRACTUAL    AVERAGE
                                                          RANGE OF          SHARES OF       LIFE IN     EXERCISE
DESCRIPTION                                            EXERCISE PRICE      COMMON STOCK      YEARS        PRICE
---------------------------------------------------  -------------------  --------------  ------------  ---------
EXERCISABLE
Fiscal 1995........................................    $6.375 - $9.125          136,560       6 years   $   6.588
Fiscal 1996........................................     8.00 - 10.313           349,000       7 years       8.062
Fiscal 1996........................................     13.750 - 15.5           142,000       7 years      14.883
Fiscal 1997........................................         9.500               217,000       8 years       9.500
Fiscal 1997........................................        15.000                50,000       8 years      15.000
Fiscal 1997........................................        14.268                50,000       3 years      14.268
KOP Warrants.......................................         3.633               103,697       2 years       3.633
1993 Warrants......................................         0.167               428,400       5 years       0.167
1995 Note Warrants.................................         3.890               786,277       6 years       3.890
Other..............................................         0.050                   305       8 years       0.050
                                                                          --------------
                                                                              2,263,239
NOT EXERCISABLE
1998 options.......................................        $11.033            1,120,500       9 years   $  11.033
1998 options.......................................     9.50 - $12.50            39,000       9 years      11.942
                                                                          --------------
                                                                              1,159,500
                                                                          --------------
OUTSTANDING........................................                           3,422,739
                                                                          --------------
                                                                          --------------

    In connection with the Acquisition Transaction, Protection One issued to Western Resources a call option on an additional 2,750,238 shares of common stock at a price of $15.50 per share. The option expires on the earlier of a) 45 days following the last date on which any Protection One convertible notes are still outstanding, or b) October 31, 1999.

    Pursuant to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company has elected to continue accounting for its stock option plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees".

    No compensation cost has been recognized for issuance under the plans in 1998. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with Statements of Financial Accounting Standards Statement No. 123, the Company's net income and income per share would have been as follows:

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1998
                                                                             -----------------
Net loss:
  As reported..............................................................      $  (2,463)
  Pro forma................................................................         (3,933)
Net loss per common share (basic and diluted):
  As reported..............................................................      $   (0.02)
  Pro forma................................................................          (0.04)

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

12. STOCK WARRANTS AND OPTIONS: (CONTINUED)

    The weighted average fair value of options granted during 1998 and estimated on the date of grant was $6.87. The fair value was calculated using the following assumptions:

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1998
                                                                             -----------------
Dividend yield.............................................................          0.00%
Expected stock price volatility............................................         61.72%
Risk free interest rate....................................................          5.50%
Expected option life.......................................................        6 years

    As the Western Resources security businesses had no outstanding stock at or prior to November 24, 1997, there were no related options. No options were granted by the Company in the period from such date to December 31, 1997.

13. INCOME TAXES:

    Components of income tax (expense) benefit are as follows:

                                                                         YEARS ENDED DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Federal--
  Current.............................................................  $    6,798  $   21,640
  Deferred............................................................     (10,103)      3,411
State--
  Current.............................................................       1,541       3,090
  Deferred............................................................      (3,105)        487
Foreign tax expense, current..........................................      (2,652)         --
                                                                        ----------  ----------
                                                                            (7,521)     28,628
Less tax on extraordinary gain........................................      (2,730)         --
                                                                        ----------  ----------
  Total...............................................................  $   (4,791) $   28,628
                                                                        ----------  ----------
                                                                        ----------  ----------

    The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Federal statutory tax rate.................................................        (35)%        35%
State income taxes, net of Federal benefit.................................         (5)%         6%
Non-deductible goodwill....................................................       (610)%        (1)%
                                                                             ---------        ---
                                                                                  (650)%        40%
                                                                             ---------        ---
                                                                             ---------        ---

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

13. INCOME TAXES: (CONTINUED)
PROTECTION ONE

    Components of the income tax benefit from losses recorded for the year ended December 31, 1997 include Protection One from the date of the Acquisition Transaction and WRSB for the calendar year then ended. Protection One and subsidiaries were included in the federal income tax return filed by Western Resources for calendar year 1997. A tax sharing agreement between Protection One and Western Resources provides for the payment to Protection One by Western Resources for tax benefits utilized by Western Resources and accordingly, the receivable of $25.2 million for the year ended December 31, 1997, is included in the accompanying consolidated balance sheet. In November 1998, Protection One received payment from WRI for the 1997 tax receivable. As of December 31, 1998, Protection One had a receivable of $5.9 million for current year tax losses anticipated to be utilized by Western Resources in its 1998 federal income tax return.

    At December 31, 1997, Protection One had approximately $68 million in net operating loss carryforwards for federal income tax return purposes. Current tax regulations limit the use of these NOL carryforwards first to 1) the taxable income earned by Protection One and consolidated subsidiaries subsequent to November 24, 1997, and 2) as a result of an ownership change of Protection One, as defined in Section 382 of the Internal Revenue Code, realization of these amounts is subject to further certain annual limitations for total taxable income generated. As a result, Management has determined that it is more likely than not that the NOL carryforwards will not be utilized and that a valuation allowance is appropriate in accordance with Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

    Deferred income tax assets and liabilities were composed of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Deferred tax asset (liability) current:
  Accrued liabilities.................................................  $   12,127  $   19,413
  Accounts receivable, due to allowance...............................      15,583       2,083
  Acquisition holdbacks...............................................      12,238       6,684
  Other...............................................................       9,595      12,006
                                                                        ----------  ----------
                                                                        $   49,543  $   40,186
                                                                        ----------  ----------
                                                                        ----------  ----------

Deferred tax asset (liability) noncurrent:
  Recourse financing contracts........................................  $   30,162  $       --
  Net operating loss carryforwards....................................      27,327      16,943
  Valuation allowance.................................................     (27,327)    (16,943)
  Customer accounts...................................................      15,208       1,580
  Property & equipment................................................      (1,762)      3,429
  OID amortization....................................................       6,592      16,824
  Other...............................................................      (6,172)     (5,450)
                                                                        ----------  ----------
                                                                        $   44,028  $   16,383
                                                                        ----------  ----------
                                                                        ----------  ----------

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

13. INCOME TAXES: (CONTINUED)
WESTERN RESOURCES SECURITY BUSINESSES

    The income tax attributes of Westar Security, Inc. were consolidated into the tax returns filed by Western Resources for calendar year 1996. As a result, the net loss was benefited for financial reporting purposes since the tax losses were able to be utilized by Western Resources. No cash was paid for income taxes for the year ended December 31, 1996.

14. EMPLOYEE BENEFIT PLANS:

    401(K) PLAN

    The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the "Protection One 401(k) Plan"). The Company, at its election, also may make contributions to the Protection One 401(k) Plan, which contributions will be allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution may be made in Common Stock, in cash or in a combination of both stock and cash. For the year ended December 31, 1997, Protection One made a matching contribution to the plan of $34. The Company made a matching contribution in 1998 of approximately $992.

    The Western Resources security businesses also maintained a savings plan which qualified under Section 401(k). The savings plan allowed eligible employees to contribute up to 15% of their income on a pretax basis, with a discretionary employer match of 50% of the employee's contribution up to the first 6% of the employee's compensation. During the year ended December 31, 1997, matching contributions equal to $721 were made. The plan sponsor merged this plan into the Protection One 401(k) Plan on July 1, 1998. Most of the participants have completed the rollover of their assets into the Protection One 401(k) Plan.

    Through Protection One's 1998 acquisitions, a number of defined contribution plans have been acquired. These plans either have been merged in 1998 or will be merged in 1999 into the Protection One 401(k) Plan.

    EMPLOYEE STOCK PURCHASE PLAN

    The Employee Stock Purchase Plan is designed to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code, and will allow eligible employees to acquire shares of common stock at periodic intervals through their accumulated payroll deductions. A total of 650,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan.

    The purchase price of shares of common stock purchased under the Employee Stock Purchase Plan during any purchase period will be the lower of 85% of the fair market value of the common stock on the first day of that purchase period and 85% of the fair market value of the common stock on the purchase date.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

14. EMPLOYEE BENEFIT PLANS: (CONTINUED)
    Termination of a participant's employment for any reason (including death, disability or retirement) cancels participation in the Employee Stock Purchase Plan immediately. The Employee Stock Purchase Plan will in all events terminate upon the earliest to occur of

    - the last business day in September 2005,

    - the date on which all shares available for issuance under the plan have been sold and

    - the date on which all purchase rights are exercised in connection with an acquisition of Protection One of all or substantially all of its assets.

15. COMMITMENTS AND CONTINGENCIES:

    The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under noncancellable operating leases are as follows:

Year ended December 31,
  1999.............................................................  $   8,015
  2000.............................................................      6,731
  2001.............................................................      5,736
  2002.............................................................      4,682
  2003.............................................................      3,700
  Thereafter.......................................................      6,797
                                                                     ---------
                                                                     $  35,661
                                                                     ---------
                                                                     ---------

    Total rent expense for the years ended December 31, 1998, 1997 and 1996, was $7,220, $4,654 and $3,409, respectively.

    On January 8, 1997, Innovative Business Systems, Ltd. ("IBS") filed suit against Western Resources, Westinghouse Electric Corporation ("WEC"), Westinghouse Security Systems, Inc. ("Westinghouse Security Systems") and WestSec in Dallas County, Texas district court (Cause No. 97-00184) alleging, among other things, breach of contract against WEC and interference with contract against Western Resources and WestSec in connection with the sale by WEC of the assets of Westinghouse Security Systems to Western Resources and WestSec. On November 9, 1998 WEC settled this matter and the litigation was dismissed.

    The Company is a party to claims and matters of litigation incidental to the normal course of its business. The ultimate outcome of these matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of these matters will not have a material adverse effect upon the Company's combined financial position or results of operations.

16. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS:

    For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

16. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED)
    The carrying value of the Company's marketable securities approximated fair value as the carrying value is based on quoted market prices for the securities.

    The carrying amount of the Company's bank borrowings under its New Senior Credit Facility approximates fair value because the interest rates are based on floating rates identified by reference to market rates.

    The fair value of the Company's other long-term debt either approximate carrying value or are estimated based on quoted market prices for the issues. As December 31, 1998, the fair value of the Company's other long-term debt was $841,209, compared to a carrying value of $831,664. Due to the adjustments recorded in purchase accounting, as of December 31, 1997, Protection One debt is believed to be reflected in the financial statements at an amount approximating fair market value at such date.

    The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

17. SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION:

    Protection One is a guarantor of all outstanding debt of Monitoring. Protection One has no other assets or operation outside the investments in its subsidiaries. Separate audited financial statements for Monitoring as the debt issuer are not provided for either year because Monitoring is wholly owned and guarantees are full and unconditional. The summarized financial information of Monitoring from the date of the Acquisition Transaction through December 31, 1997, is presented below:

SUMMARIZED BALANCE SHEET
---------------------------------------------------------------------------  DECEMBER 31, 1997
                                                                             -----------------
                                                                               (AS RESTATED)
Assets
  Current assets...........................................................     $   110,350
  Customer accounts and intangibles, net...................................         221,360
  Goodwill and patents.....................................................         398,891
  Other noncurrent assets..................................................          42,076
Liabilities and Stockholder Equity
  Deferred revenue.........................................................          16,457
  Other current liabilities................................................          20,710
  Long-term debt, net of current portion...................................         301,605
  Other long-term liabilities..............................................             703
  Stockholders' equity.....................................................         464,086

SUMMARIZED STATEMENT OF OPERATIONS
------------------------------------------------------------------------  FOR THE PERIOD FROM
                                                                           NOVEMBER 24, 1997,
                                                                          TO DECEMBER 31, 1997
                                                                          --------------------
                                                                             (AS RESTATED)
Revenues................................................................       $   10,812
Gross Profit............................................................            7,527
Net loss................................................................            5,451

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

17. SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION:
(CONTINUED)
    During 1998, significant legal reorganizations have taken place such that as at December 31, 1998, Monitoring essentially has no independent operations. Hence, there is no separate disclosure of Monitoring's financial statements for this year.

18. SEGMENT REPORTING

    Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation, equipment rental and related servicing of security alarm systems for over 1.5 million residential and small business customers through the operation of two segments. The Company identifies its segments based on management responsibility within North America and its international units in Europe. Protection One's reportable segments offer similar products and services; however, they are managed separately based on the respective geographical locations.

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement of Financial Accounting Standards No. 131 established standards for reporting information about operating segments in annual financial statements. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Protection One's operating decision making group consists of various members of management. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different geographic markets.

    Protection One's reportable segments include Protection One North America; and Protection One Europe. Protection One North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business customers and multi-family accounts in the United States and Canada. Protection One Europe provides security alarm services to residential and business customers in Europe. The Company's mobile security division is in the start up phase and is not material enough yet to be a reportable segment.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

18. SEGMENT REPORTING (CONTINUED)
Reportable segments (in millions):

                                                               PROTECTION ONE NORTH AMERICA
                                                          ---------------------------------------   PROTECTION ONE        TOTAL
                                                          MONITORING     MULTIFAMILY      TOTAL         EUROPE        CONSOLIDATED
                                                          -----------  ---------------  ---------  -----------------  -------------
Revenue from external customers:
  Monitoring and related services.......................   $     321      $      29     $     350      $      26        $     376
  Installation and rental...............................          23              4            27             18               45
                                                          -----------           ---     ---------          -----           ------
    Total...............................................         344             33     $     377      $      44        $     421
Amortization of intangibles and depreciation expense....         108              6     $     114      $       4        $     118
Interest expense........................................          39             13            52              4               56
Net income (loss).......................................          (5)            --            (5)             3               (2)
Segment assets..........................................       1,987            223         2,210            301            2,511
Expenditures for property...............................          29              1            30              3               33
Expenditures for subscriber accounts....................         271              5           276              2              278

    Protection One currently has operations based in three foreign countries. Financial data for these locations for 1998 is as follows:

                                                                                    FRANCE       UK       CANADA
                                                                                  ----------  ---------  ---------
Total Revenues..................................................................  $   34,994  $   8,731  $   3,756
Total Assets....................................................................     275,229     25,855     30,129

    In 1997, Protection One operated under a single reportable segment providing alarm monitoring services to over 750,000 residential and small business customers in the United States. Accordingly, no further segment presentation beyond the consolidated financial statements is warranted.

19. UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of the restated unaudited quarterly financial information for 1998 and 1997:

                                                                  MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                                 -----------  ---------  ------------  ------------
                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
---------------------------------------------------------------
Revenues.......................................................   $  76,795   $  97,041   $  103,261    $  143,998
Gross profit...................................................      52,802      65,561       70,706       100,235
Income (loss) before extraordinary gain........................         398        (199)       1,206        (5,459)
Net income.....................................................         398       1,392        1,206        (5,459)
Basic and diluted income (loss) per share:
  Income (loss) before extraordinary gain......................          --          --          .01          (.05)
  Net income (loss)............................................          --         .02          .01          (.05)

1997
---------------------------------------------------------------
Revenues.......................................................   $  32,576   $  31,338   $   32,814    $   48,045
Gross profit...................................................      23,981      22,256       21,867        41,000
Net income (loss)..............................................      (4,269)     (6,619)      (6,777)      (25,063)
Basic and diluted income (loss) per share......................        (.06)       (.09)        (.10)         (.35)

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

19. UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED)
    In addition to the impact of the 1997 restatement on the Company's 1998 quarterly financial statements, for 1998 the Company also recorded adjustments which impact prior 1998 quarterly periods. These adjustments relate to adjustments to purchase price allocations recorded in connection with business combinations and the provision of additional bad debt expense. The impact of the adjustment made to the 1998 quarterly reported results of operations for these items on an after tax basis is as follows:

Expense yard signs as incurred.....................................  $   9,887
Increase expense provision for bad debts...........................      3,677
Other..............................................................        659
                                                                     ---------
  Decrease to net income...........................................  $  12,905
                                                                     ---------
                                                                     ---------

    These adjustments have been reflected in the appropriate quarterly periods above. The impact of these adjustments, including the impact of the 1997 restatement adjustments, on the Company's previously reported quarterly results as reported on 1998 Form 10-Q is as follows:

                                             AS        BASIC AND                 BASIC AND                BASIC AND
                                         PREVIOUSLY   DILUTED PER               DILUTED PER      AS      DILUTED PER
1998                                      REPORTED       SHARE     RESTATEMENT     SHARE      RESTATED      SHARE
--------------------------------------  ------------  -----------  -----------  -----------  ----------  -----------
                                                      (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Income (loss) before extraordinary
  gain:
  March 31............................   $    1,193    $     .01    $    (795)   $    (.01)  $      398   $      --
  June 30.............................        4,376          .04       (4,575)        (.05)        (199)         --
  September 30........................        2,793          .02       (1,587)        (.01)       1,206         .01
  December 31.........................          488          .01       (5,947)        (.06)      (5,459)       (.05)
Net Income:
  March 31............................        1,193          .01         (795)        (.01)         398          --
  June 30.............................        5,967          .06       (4,575)        (.04)       1,392         .02
  September 30........................        2,793          .02       (1,587)        (.01)       1,206         .01
  December 31.........................          488          .01       (5,947)        (.06)      (5,459)       (.05)

    For 1997 quarterly amounts, the adjustment related to the WRSB signage and increases in the liability accrued to repurchase customer accounts under the SAMCO contract financing impacted the fourth quarter as follows:

                                                    AS                                             AS
1997                                             REPORTED   PER SHARE  RESTATEMENT  PER SHARE   RESTATED   PER SHARE
----------------------------------------------  ----------  ---------  -----------  ---------  ----------  ---------
Net Income (loss)
  December 31.................................     (31,638)      (.45)      6,575         .10     (25,063)      (.35)

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

20. SUBSEQUENT EVENTS--MERGERS AND ACQUISITIONS (UNAUDITED):

    In October, 1998, the Company announced that it had entered into an agreement to acquire Lifeline Systems, Inc., the leading provider of personal emergency response and support services ("PERSS") in North America. Based on the average closing price of Protection One common stock for the three trading days prior to April 8, 1999, the consideration in the transaction will approximate $129.2 million or $22.05 per share in cash and common stock of a newly formed holding company for Protection One, based on the number of shares of currently outstanding Lifeline shares. Under the terms of the agreement approved by the Board of Directors of Protection One and Lifeline, each Lifeline share will be converted into the right to receive either, (a) $14.50 in cash and a certain number of shares of the holding company common stock based on the average closing price of Protection One's common stock prior to the consummation of the transaction and adjusted for a variable exchange rate, or (b) at the stockholder's option, additional shares of the holding company's common stock in lieu of all or a portion of such cash. The acquisition will be accounted for as a purchase and is intended to qualify as a tax-free reorganization to the extent of the holding company common stock received in the transaction. On December 10, 1998, the Company filed a Form S-4 Registration Statement under the Securities Act of 1993 with the Securities and Exchange Commission related to the shares to be issued in the transaction. Lifeline has advised us that it is evaluating the restatement of our financial statements.

    The Protection One Board of Directors has also authorized a private placement of common shares to Westar Capital, Inc., a wholly owned subsidiary of Western Resources. The private placement will allow Westar Capital to maintain ownership in excess of 80% of the issued and outstanding shares of Protection One's common stock following the issuance of shares of common stock to stockholders of Lifeline Systems, Inc. in connection with the acquisition of Lifeline Systems by Protection One. Under the private placement, Protection One common stock will be issued to Westar Capital at a price equal to the average closing price determined in connection with the mergers related to Protection One's acquisition of Lifeline Systems.

    Additionally, Western Resources has indicated that Westar Capital may acquire shares of Protection One common stock in open market or privately negotiated transactions depending upon market conditions. Any open market or private purchases by Westar Capital will reduce or eliminate the need for it to purchase shares in the private placement in order to maintain at least an 80% ownership stake in Protection One. Westar Capital currently owns approximately
107.3 million shares, or about 84.6%, of Protection One's 126.8 million issued and outstanding shares.

    SHAREHOLDER LITIGATION

    Based on public releases, we understand that purported class action lawsuits have been filed against us and certain of our officers and directors alleging violations of federal securities laws arising from our public announcement that we have decided to restate our financial statements for the year ended December 31, 1997 and each of the first three quarters of 1998. We have not been served with process and, therefore, cannot provide more details with respect to these or any other claims alleged in these actions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of Protection One, Inc.:

    We have audited the accompanying statement of operations and cash flows of Westinghouse Security (a predecessor of Protection One, Inc.) for the 53 weeks ended December 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Westinghouse Security (a predecessor of Protection One, Inc.) for the 53 weeks ended December 30, 1996, in conformity with generally accepted accounting principles.

Kansas City, Missouri
August 22, 1997

                             WESTINGHOUSE SECURITY

                            STATEMENT OF OPERATIONS

           (PREDECESSOR FINANCIAL STATEMENT FOR PROTECTION ONE, INC.)

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                      FOR THE
                                                                                                  53 WEEKS ENDED
                                                                                                 DECEMBER 30, 1996
                                                                                                 -----------------
Revenues:
  Monitoring and related services..............................................................     $    93,765
  Installation and other.......................................................................          17,116
                                                                                                       --------
      Total revenues...........................................................................         110,881
Cost and expenses:
  Monitoring and related services..............................................................          24,987
  Installation and other.......................................................................             973
                                                                                                       --------
      Total cost of revenues...................................................................          25,960
                                                                                                       --------
      Gross profit.............................................................................          84,921
Selling, general and administrative expense....................................................          60,166
Acquisition and transition expenses............................................................             101
Amortization of intangibles and depreciation expense...........................................          21,613
                                                                                                       --------
      Operating income.........................................................................           3,041
Other (income) expense:
  Interest expense, net........................................................................          10,879
                                                                                                       --------
  Loss before income taxes.....................................................................          (7,838)
Income tax benefit.............................................................................           2,978
                                                                                                       --------
      Net loss.................................................................................     $    (4,860)
                                                                                                       --------
                                                                                                       --------

    The accompanying notes are an integral part of this financial statement.

                             WESTINGHOUSE SECURITY

                            STATEMENT OF CASH FLOWS

           (PREDECESSOR FINANCIAL STATEMENT FOR PROTECTION ONE, INC.)

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                      FOR THE
                                                                                                  53 WEEKS ENDED
                                                                                                 DECEMBER 30, 1996
                                                                                                 -----------------
Cash flow from operating activities:
Net loss.......................................................................................      $  (4,860)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation.................................................................................          1,052
  Amortization of intangibles..................................................................         20,562
  Provision for doubtful accounts..............................................................          3,108
Changes in assets and liabilities, net of effects of acquisitions:
  Restricted cash..............................................................................            119
  Receivables..................................................................................         (2,170)
  Inventories..................................................................................          1,491
  Prepaid expenses and deposits................................................................           (182)
  Other current assets.........................................................................            (65)
  Accounts payable.............................................................................         (1,835)
  Accrued liabilities..........................................................................          5,876
  Deferred revenue.............................................................................            633
                                                                                                       -------
      Net cash provided by operating activities................................................         23,729
Cash flows from investing activities:
  Purchase of property and equipment...........................................................         (1,219)
  Customer account installations and purchases.................................................        (39,241)
                                                                                                       -------
      Net cash used in investing activities....................................................        (40,460)
Cash flows from financing activities:
  Funding from Westinghouse....................................................................         21,880
  Repayments of long-term debt.................................................................         (5,146)
                                                                                                       -------
      Net cash provided by financing activities................................................         16,734
                                                                                                       -------
Net increase in cash and cash equivalents......................................................              3
Cash and cash equivalents:
  Beginning of period..........................................................................            134
                                                                                                       -------
  End of period................................................................................      $     137
                                                                                                       -------
                                                                                                       -------

    The accompanying notes are an integral part of this financial statement.

                             WESTINGHOUSE SECURITY

                         NOTES TO FINANCIAL STATEMENTS

          (PREDECESSOR FINANCIAL STATEMENTS FOR PROTECTION ONE, INC.)

                         (DOLLAR AMOUNTS IN THOUSANDS)

1. BACKGROUND INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

    On December 30, 1996, Western Resources, Inc. ("Western Resources"), through its indirect wholly owned subsidiary, WestSec, Inc. ("WestSec"), purchased the assets and assumed certain liabilities comprising the security business of Westinghouse Security Systems ("Westinghouse Security Systems") (the "Company"), from Westinghouse Electric Corporation ("Westinghouse"). The historical results of operations of Westinghouse Security Systems are presented herein (as predecessor financial statements for Protection One, Inc.) and do not reflect the adjustments related to the Western Resources' purchase at December 30, 1996. Prior to 1996, Westinghouse Security Systems closed its fiscal year on December 20.

    Westinghouse Security Systems provided alarm monitoring services and sold, installed and serviced security alarm systems principally for residential and small business customers. Most of the Westinghouse Security Systems customers were in the southern portion of the United States.

REVENUES

    Monitoring revenues, generally derived from contracts for an initial noncancellable term, are recognized monthly as services are provided. Amounts billed in advance are deferred and are recognizable in the month service occurs. Installation revenues are recognized in the period of installation of the alarm system. Service revenues are recognized in the period that the services are provided.

INVENTORIES

    Inventories, comprised of alarm systems and parts, held for installation and service, are stated at the lower of average cost or market. For the 53 weeks ended December 30, 1996, approximately $1,634 was charged to expense resulting from the writedown of inventory to its respective market values.

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

INCOME TAXES

    Westinghouse Security Systems historically has been included in the consolidated federal income tax return filed by Westinghouse. Income taxes have been allocated to Westinghouse Security Systems as if they were filing a separate tax return. Westinghouse Security Systems accounts for income taxed in accordance with Statement of Financial Accounting Standards No. 109 which requires that deferred tax assets and liabilities be established for the basis differences between the reported amounts of assets and liabilities for financial reporting purposes and income tax purposes.

                             WESTINGHOUSE SECURITY

          (PREDECESSOR FINANCIAL STATEMENTS FOR PROTECTION ONE, INC.)

                         (DOLLAR AMOUNTS IN THOUSANDS)

1. BACKGROUND INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING COSTS

    Westinghouse Security Systems generally expensed broadcast and print advertising costs based on the timing of the release of the advertising materials. Advertising costs are generally recognized upon the first broadcast of the respective advertisement.

CUSTOMER ACCOUNTS

    Customer accounts installed are stated at cost. Direct costs of installed accounts are capitalized. These direct costs include materials and equipment on customer premises, direct installation labor, and other direct installation costs. Accounts purchased are capitalized at amounts paid to acquire these accounts. Such capitalized costs are amortized on a straight-line basis over the average customer life estimated to be ten years.

GOODWILL

    Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over 40 years.

CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, Westinghouse Security Systems considered all highly liquid investments purchased with a remaining maturity of three months or less at the date acquired to be cash equivalents.

RELATED PARTY TRANSACTIONS

    Westinghouse Security Systems received a number of administrative and support services from Westinghouse, participated in certain Westinghouse employee benefit plans, and its results of operations were included in certain of Westinghouse's consolidated income tax returns. Further information about such relationships and transactions is included in Notes 2, 3, and 4.

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

                             WESTINGHOUSE SECURITY

          (PREDECESSOR FINANCIAL STATEMENTS FOR PROTECTION ONE, INC.)

                         (DOLLAR AMOUNTS IN THOUSANDS)

2. INCOME TAXES:

    Components of income tax (expense) benefit are as follows:

                                                                              53 WEEKS ENDED
                                                                             DECEMBER 30, 1996
                                                                             -----------------
Federal-
  Current..................................................................      $   9,462
  Deferred.................................................................         (7,172)
State-
  Current..................................................................          1,303
  Deferred.................................................................           (615)
                                                                                   -------
      Total................................................................      $   2,978
                                                                                   -------
                                                                                   -------

    The difference between the income tax benefit at the federal statutory rate and income tax benefit in the accompanying statements of operations is as follows:

                                                                                53 WEEKS ENDED
                                                                               DECEMBER 30, 1996
                                                                             ---------------------
Federal statutory tax rate.................................................              (35)%
State income taxes net of Federal benefit..................................               (3)%
                                                                                          --
                                                                                         (38)%
                                                                                          --
                                                                                          --

    No cash was paid for income taxes for the 53 weeks ended December 30, 1996.

3. RELATED PARTY TRANSACTIONS

    During 1996, Westinghouse Security Systems purchased products from and sold products to other Westinghouse operations on a limited basis. Westinghouse Security Systems was charged directly for the costs of certain services that Westinghouse provided. These services included information system support, certain accounting functions, such as transaction processing, legal services, human resources and telecommunications. Westinghouse also provided Westinghouse Security Systems with other services, as needed, including printing, productivity and other consulting services. For the 53 weeks ended December 30, 1996, approximately $1.1 million was charged to Westinghouse Security Systems for these services, primarily for telecommunications. Historically, these transactions were not settled in cash, but instead recorded in intercompany payable accounts.

    Westinghouse allocated a portion of its corporate expenses to its business units and subsidiaries. These allocated costs include certain corporate overhead, including among others, corporate legal, environmental and insurance. These corporate expenses were allocated primarily based on payroll costs and revenue. Such allocations were not necessarily indicative of actual results and it is not practical for management to estimate the level of expenses that might have been incurred had Westinghouse Security Systems operated as a standalone entity. Amounts allocated to Westinghouse Security Systems by Westinghouse approximated $802 in 1996.

                             WESTINGHOUSE SECURITY

          (PREDECESSOR FINANCIAL STATEMENTS FOR PROTECTION ONE, INC.)

                         (DOLLAR AMOUNTS IN THOUSANDS)

4. EMPLOYEE BENEFIT PLANS

    WRSB maintained savings plans which qualify under Section 401 (k) of the Internal Revenue Code. The savings plans allowed eligible employees to contribute up to 15% of their income on a pretax basis to such savings plans. Westinghouse Security Systems, at its discretion, may have elected to match 50% of the employee's contribution up to the first 6% of the employee's compensation. The charge to operations for Westinghouse Security Systems' matching contribution approximated $449 in 1996.

5. COMMITMENTS AND CONTINGENCIES

    Westinghouse Security Systems leased office space and other equipment under noncancellable operating leases that require aggregate minimum future rentals of:

YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------
1997.................................................................................  $   2,206
1998.................................................................................      1,739
1999.................................................................................      1,248
2000.................................................................................        882
2001.................................................................................        642
Thereafter...........................................................................      1,701
                                                                                       ---------
                                                                                       $   8,418
                                                                                       ---------
                                                                                       ---------

    Total rental expense recognized for the 53 weeks ended December 30, 1996, for operating leases was approximately $3,409.

    Westinghouse Security Systems was a party to claims and matters of litigation incidental to the normal course of its business. The resolution of these matters is not expected to have a material adverse effect on Westinghouse Security Systems financial position or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Protection One, Inc.:

    We have audited in accordance with generally accepted auditing standards, the financial statements listed in the index on F-1 of this Annual Report on Form 10-K and have issued our reports thereon. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The consolidated financial statements and Schedule II--Valuation and Qualifying Accounts of Protection One as of December 31, 1997 and for the year then ended have been restated. (See
Note 2(a) to the consolidated financial statements of Protection One.) These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Dallas, Texas

January 19, 1999, (except with respect
  to the matter discussed
  in Note 2(a) to the consolidated
  financial statements as to
  which the date is April 5, 1999).

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                        CHARGED TO
                                          BALANCE AT     CHARGED TO        OTHER                      BALANCE AT
                                           BEGINNING        COSTS        ACCOUNTS                       END OF
DESCRIPTION                                OF PERIOD    AND EXPENSES        (a)      DEDUCTIONS (b)     PERIOD
----------------------------------------  -----------  ---------------  -----------  --------------  ------------
YEAR ENDED DECEMBER 31, 1996
Allowances deducted from assets for
  doubtful accounts.....................   $      50      $     184      $   4,179     $       --     $    4,413
YEAR ENDED DECEMBER 31, 1997
Allowances deducted from assets for
  doubtful accounts, as restated........       4,413          3,657          4,578         (7,441)         5,207
YEAR ENDED DECEMBER 31, 1998
Allowances deducted from assets for
  doubtful accounts.....................       5,207         10,567          2,289         (1,070)        16,993

------------------------

(a) Allowances associated with receivables purchased in conjunction with acquisition of customer accounts and business acquisitions.

(b) Results from write-offs of accounts receivable.

                   WESTINGHOUSE SECURITY (PREDECESSOR ENTITY)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                           BALANCE AT     CHARGED TO      CHARGED TO
                                            BEGINNING        COSTS           OTHER       DEDUCTIONS     BALANCE AT
DESCRIPTION                                 OF PERIOD    AND EXPENSES      ACCOUNTS          (a)       END OF PERIOD
-----------------------------------------  -----------  ---------------  -------------  -------------  -------------
53 WEEKS ENDED DECEMBER 31, 1996
Allowances deducted from assets for
  doubtful accounts......................   $   2,656      $   3,108       $      --      $  (1,585)     $   4,179

------------------------

(a) Results from write-offs of accounts receivable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ JOHN E. MACK III       Chief Executive Officer
------------------------------    (Principal Executive        April 13, 1999
       John E. Mack III           Officer)

                                Acting Chief Financial
        /s/ TONY SOMMA            Officer, Secretary and
------------------------------    Treasurer (Principal        April 13, 1999
          Tony Somma              Financial and Accounting
                                  Officer)

      /s/ PETER C. BROWN
------------------------------  Director                      April 13, 1999
        Peter C. Brown

    /s/ ROBERT M. CHEFITZ
------------------------------  Director                      April 13, 1999
      Robert M. Chefitz

  /s/ HOWARD A. CHRISTENSEN
------------------------------  Director                      April 13, 1999
    Howard A. Christensen

       /s/ BEN M. ENIS
------------------------------  Director                      April 13, 1999
         Ben M. Enis

    /s/ JOSEPH J. GARDNER
------------------------------  Director                      April 13, 1999
      Joseph J. Gardner

     /s/ WILLIAM J. GREMP
------------------------------  Director                      April 13, 1999
       William J. Gremp

    /s/ STEVEN L. KITCHEN
------------------------------  Director                      April 13, 1999
      Steven L. Kitchen

     /s/ DOUGLAS T. LAKE
------------------------------  Chairman of the Board of      April 13, 1999
       Douglas T. Lake            Directors

   /s/ CARL M. KOUPAL, JR.
------------------------------  Director                      April 13, 1999
     Carl M. Koupal, Jr.

 /s/ JAMES M. MACKENZIE, JR.
------------------------------  Director                      April 13, 1999
   James M. MacKenzie, Jr.

   /s/ JOHN C. NETTELS, JR.
------------------------------  Director                      April 13, 1999
     John C. Nettels, Jr.

     /s/ JAMES Q. WILSON
------------------------------  Director                      April 13, 1999
       James Q. Wilson