Form 10-Q
period 1999-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1999-05-17
CIK 916230, 916310

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

              [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999
                                        or
              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to _________


                 0-24780                                 33-73002-01
        (Commission File Number)                   (Commission File Number)

          PROTECTION ONE, INC.              PROTECTION ONE ALARM MONITORING, INC.
                                                  (Exact Name of Registrant
                                                 As Specified In Its Charter)

                DELAWARE                                   DELAWARE
      (State or Other Jurisdiction               (State or Other Jurisdiction
    of Incorporation or Organization)         of Incorporation or Organization)

               93-1063818                                 93-1064579
  (I.R.S. Employer Identification No.)       (I.R.S. Employer Identification No.)

    600 CORPORATE POINTE, 12TH FLOOR,         600 CORPORATE POINTE, 12TH FLOOR,
      CULVER CITY, CALIFORNIA 90230             CULVER CITY, CALIFORNIA 90230
(Address of Principal Executive Offices,   (Address of Principal Executive Offices,
           Including Zip Code)                       Including Zip Code)

             (310) 342-6300                             (310) 342-6300
     (Registrant's Telephone Number,           (Registrant's Telephone Number,
          Including Area Code)                       Including Area Code)


  Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of May 13, 1999, Protection One, Inc. had outstanding 126,890,169 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                                       PART I

                               FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       PROTECTION ONE, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                               (Dollars in thousands)
                                    (Unaudited)

                                                                   MARCH 31,    DECEMBER 31,
                                                                     1999           1998
                                                                   ---------    ------------
                             ASSETS

Current assets:
      Cash and cash equivalents . . . . . . . . . . . . . .         $16,688        $10,025
      Restricted cash . . . . . . . . . . . . . . . . . . .          12,083         11,987
      Marketable securities . . . . . . . . . . . . . . . .          13,484         17,770
      Receivables, net. . . . . . . . . . . . . . . . . . .          58,824         61,262
      Inventories . . . . . . . . . . . . . . . . . . . . .           9,606          7,895
      Prepaid expenses. . . . . . . . . . . . . . . . . . .           3,781          3,867
      Income tax receivable . . . . . . . . . . . . . . . .           5,889          5,886
      Deferred tax assets, current. . . . . . . . . . . . .          70,770         49,543
      Other assets. . . . . . . . . . . . . . . . . . . . .          18,716         19,605
                                                                 ----------    -----------
           Total current assets . . . . . . . . . . . . . .         209,841        187,840

Property and equipment, net . . . . . . . . . . . . . . . .          55,207         46,959
Customer accounts, net. . . . . . . . . . . . . . . . . . .       1,073,772      1,014,428
Goodwill and trademarks, net. . . . . . . . . . . . . . . .       1,181,065      1,187,862
Deferred tax assets . . . . . . . . . . . . . . . . . . . .          21,900         44,028
Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,254         30,202
                                                                 ---------    -----------
   Total assets . . . . . . . . . . . . . . . . . . . . . .      $2,572,039     $2,511,319
                                                                 ----------    -----------
                                                                 ----------    -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Long term debt, current portion . . . . . . . . . . .         $35,009        $40,838
      Accounts payable. . . . . . . . . . . . . . . . . . .          16,687         16,374
      Accrued liabilities . . . . . . . . . . . . . . . . .          60,857         77,412
      Purchase holdbacks. . . . . . . . . . . . . . . . . .          45,586         42,303
      Capital leases, current portion . . . . . . . . . . .           1,052          1,361
      Deferred revenue. . . . . . . . . . . . . . . . . . .          61,329         57,703
                                                                 ----------    -----------
           Total current liabilities. . . . . . . . . . . .         220,520        235,991

Long-term debt, net of current portion. . . . . . . . . . .       1,008,845        926,784
Capital leases, net of current portion. . . . . . . . . . .             116            187
Other liabilities . . . . . . . . . . . . . . . . . . . . .           3,726          3,238
                                                                 ----------    -----------
   Total liabilities. . . . . . . . . . . . . . . . . . . .       1,233,207      1,166,200

Commitments and contingencies (See Note 4)

Stockholders' equity:
   Preferred stock, $0.10 par value, 5,000,000 authorized,
    none outstanding. . . . . . . . . . . . . . . . . . . .              --             --
  Common stock, $0.01 par value, 150,000,000 shares authorized,
   126,838,741 shares issued and outstanding, at March 31, 1999
     and December 31, 1998, respectively. . . . . . . . . .           1,268          1,268
   Additional paid-in capital . . . . . . . . . . . . . . .       1,392,070      1,392,256
   Accumulated other comprehensive income, net. . . . . . .          (4,124)        (2,576)
   Accumulated  deficit . . . . . . . . . . . . . . . . . .         (50,382)       (45,829)
                                                                 ----------    -----------
           Total stockholders' equity . . . . . . . . . . .       1,338,832      1,345,119
                                                                 ----------    -----------
   Total liabilities and shareholders' equity . . . . . . .      $2,572,039     $2,511,319
                                                                 ----------    -----------
                                                                 ----------    -----------

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                       PROTECTION ONE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE INCOME (LOSS)

                               (Dollars in thousands)
                                    (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                     1999             1998
                                                                 ----------        ---------
Revenues:
      Monitoring and related services . . . . . . . . . . .        $127,244          $70,774
      Installation and other. . . . . . . . . . . . . . . .          21,303            6,021
                                                                   --------          -------
           Total revenues . . . . . . . . . . . . . . . . .         148,547           76,795

Cost of revenues:
      Monitoring and related services . . . . . . . . . . .          29,697           20,073
      Installation and other. . . . . . . . . . . . . . . .          11,577            3,920
                                                                   --------          -------
           Total cost of revenues . . . . . . . . . . . . .          41,274           23,993
                                                                   --------          -------

           Gross profit . . . . . . . . . . . . . . . . . .         107,273           52,802

Selling, general and administrative expense . . . . . . . .          40,607           20,514
Amortization of intangibles and depreciation expense. . . .          42,603           20,717
Acquisition expense . . . . . . . . . . . . . . . . . . . .           4,866            3,467
Employee severance cost . . . . . . . . . . . . . . . . . .           2,000               --
                                                                   --------          -------
           Operating income . . . . . . . . . . . . . . . .          17,197            8,104
Other income/expense:
      Interest expense, net . . . . . . . . . . . . . . . .          20,171            6,555
      Interest expense to Parent, net . . . . . . . . . . .              --            4,580
      Other . . . . . . . . . . . . . . . . . . . . . . . .            (345)          (3,229)
                                                                   --------          -------
                Income (loss) before income taxes . . . . .          (2,629)             198
Income tax (expense) benefit. . . . . . . . . . . . . . . .          (1,924)             200
                                                                   --------          -------
      Net income (loss) . . . . . . . . . . . . . . . . . .         $(4,553)         $   398
                                                                   --------          -------
                                                                   --------          -------
Other comprehensive income:
      Unrealized loss on marketable securities, net of tax.         $  (767)         $    --
      Unrealized loss on currency translation, net of tax .            (781)              --
                                                                   --------          -------
Comprehensive income (loss):                                        $(6,101)         $   398
                                                                   --------          -------
                                                                   --------          -------
      Net income (loss) per common share. . . . . . . . . .         $ (0.04)         $  0.00
                                                                   --------          -------
                                                                   --------          -------
      Weighted average common shares outstanding. . . . . .         126,839           83,460

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                       PROTECTION ONE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Dollars in thousands)
                                    (Unaudited)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------
                                                                         1999            1998
                                                                     ------------    -----------
Cash flow from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $  (4,553)       $     398
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Amortization and depreciation . . . . . . . . . . . . . . . . .     42,603           20,717
    Accretion of discount note interest . . . . . . . . . . . . . .     (1,659)           3,111
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . .      1,931            1,736
    Provision for doubtful accounts . . . . . . . . . . . . . . . .      3,043            1,641
    Loss on sale of marketable securities . . . . . . . . . . . . .        343               --
    Other charges . . . . . . . . . . . . . . . . . . . . . . . . .      2,000               --
Changes in assets and liabilities, net of effects of acquisitions:
    Receivables, net. . . . . . . . . . . . . . . . . . . . . . . .     (1,865)          (4,162)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,544)            (574)
    Prepaid expenses and deposits . . . . . . . . . . . . . . . . .         83              426
    Other current assets. . . . . . . . . . . . . . . . . . . . . .      2,714               --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        380           (2,776)
    Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .    (12,499)              42
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . .         --            1,911
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .      3,691             (422)
                                                                      --------          -------
         Net cash provided by operating activities. . . . . . . . .     34,668           22,048
                                                                      --------          -------
Cash flows from investing activities:
    Purchase of installed security systems. . . . . . . . . . . . .    (78,601)         (64,703)
    Purchase of property and equipment. . . . . . . . . . . . . . .    (12,170)          (3,896)
    Purchase of marketable securities . . . . . . . . . . . . . . .         --           (1,519)
    Sale of marketable securities . . . . . . . . . . . . . . . . .      2,544               --
    Acquisition of alarm companies, net of cash received. . . . . .    (20,722)        (274,030)
    Investment in Guardian. . . . . . . . . . . . . . . . . . . . .         --           (4,040)
                                                                      --------         --------
         Net cash used in investing activities. . . . . . . . . . .   (108,949)        (348,188)
                                                                      --------         --------
Cash flows from financing activities:
    Payments on long-term debt. . . . . . . . . . . . . . . . . . .         --          (15,243)
    Proceeds from long term-debt. . . . . . . . . . . . . . . . . .     82,130               --
    Funding from Parent . . . . . . . . . . . . . . . . . . . . . .       (222)         277,198
    Stock options and warrants exercised. . . . . . . . . . . . . .         --              505
                                                                      --------         --------
         Net cash provided by financing activities. . . . . . . . .     81,908          262,460
                                                                      --------         --------
Effect of exchange rate on cash and equivalents . . . . . . . . . .       (964)              --
                                                                      --------         --------
         Net (decrease) increase in cash and cash equivalents . . .      6,663          (63,680)
Cash and cash equivalents:
    Beginning of period . . . . . . . . . . . . . . . . . . . . . .     10,025           75,556
                                                                      --------         --------
    End of period . . . . . . . . . . . . . . . . . . . . . . . . .   $ 16,688         $ 11,876
                                                                      --------         --------
                                                                      --------         --------
Interest paid during the period . . . . . . . . . . . . . . . . . .   $ 13,524         $  3,181
                                                                      --------         --------
                                                                      --------         --------
Taxes paid during the period. . . . . . . . . . . . . . . . . . . .   $    256         $     --
                                                                      --------         --------
                                                                      --------         --------

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                       PROTECTION ONE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (DOLLAR AMOUNTS IN THOUSANDS)
                                    (UNAUDITED)


1.        BASIS OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION:

  Protection One, Inc., a Delaware corporation ("Protection One" or the "Company"), is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business subscribers in North America, the United Kingdom and continental Europe. The accompanying unaudited consolidated financial statements include the accounts of Protection One and its wholly owned subsidiaries.

  As of March 31, 1999, Protection One is an approximately 85% owned subsidiary of Westar Capital, Inc. (Westar Capital), a wholly owned subsidiary of Western Resources, Inc. (WRI).

  The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

  In Europe, the Company sells some of its installed security equipment, subject to a related operating lease agreement, to third party finance companies. For such sales in which the Company retains a substantial risk of ownership in the installed security equipment, the proceeds received are treated as a borrowing and revenue continues to be recognized on a straight-line basis over the term of the rental agreement. For such sales in which the Company does not retain a substantial risk of ownership in the installed security equipment, a sale of the installed security equipment is recognized at the date of the sale to the third party finance company.

  In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. Certain purchase price allocations for acquisitions made in 1998 were made on a preliminary basis and are subject to change based on the final determination of net asset values and completion of appraisals.

2.        CUSTOMER ACCOUNTS:

  Customer accounts are stated at cost. The cost includes amounts paid to dealers and the estimated fair value of accounts acquired in business acquisitions. Internal costs incurred in support of acquiring customer accounts are expensed as incurred.

  Customer accounts consist of the following:

                                                  Three Months
                                                      Ended          Year Ended
                                                 March 31, 1999   December 31, 1998
                                                 --------------   -----------------
 Customer accounts                                 $1,130,946       $  558,805
 Acquisition of customer accounts                      92,002          581,667
 Non-cash charges to purchase holdbacks                (1,834)          (9,526)
                                                   ----------       ----------
     Total customer accounts                        1,221,114        1,130,946

 Less accumulated amortization                        147,342          116,518
                                                   ----------       ----------
 Customer accounts, net                            $1,073,772       $1,014,428
                                                   ----------       ----------
                                                   ----------       ----------

  In conjunction with certain purchases of customer accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired customer accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. As of March 31, 1999, and December 31, 1998, purchase holdbacks were $45,586 and $42,303, respectively.

  The SEC staff has questioned the appropriateness of the amortization method used by the Company for its intangible asset, customer accounts. These costs are currently amortized on a straight-line basis over a 10-year period which the Company believes is consistent with industry practices and the Company's attrition experience. The Company routinely evaluates historical loss rates for customer accounts on an aggregate basis and, when necessary, adjusts amortization over the remaining estimated useful life. A change in the Company's present amortization method which would materially accelerate the recognition of amortization expense would have a material adverse effect on the Company's results of operations. The Company anticipates resolution of this issue during the second quarter of 1999.

3.   DEBT:

  During the first quarter of 1999 the Company borrowed approximately $82 million on its senior credit facility. As of March 31, 1999, and December 31, 1998, total borrowings under this facility were $124 million and $42 million respectively. Remaining availability under the facility approximates $376 million at March 31, 1999. Most of these borrowings were incurred in acquiring new customers. During the first quarter, the Company added approximately 113,000 new customers.

4.   COMMITMENTS AND CONTINGENCIES:

  In April 1999, three alleged class action litigations were filed in the United States District Court for the Central District of California against Protection One, Inc. and certain of its present and former officers. The three actions are: DAVID LYONS V. PROTECTION ONE, INC., WESTERN RESOURCES, INC., JAMES M. MACKENZIE, JR., JOHN W. HESSE, AND JOHN E. MACK, III, No. 99-CV-3755 (C.D.Cal.) (filed April 7, 1999); RANDALL KARKUTT V. PROTECTION ONE, INC., JAMES M. MACKENZIE, JR., AND JOHN W. HESSE, No. 99-CV-3798 (C.D.Cal.) (filed April 8,
1999); and DAVID SHAEV V. PROTECTION ONE, INC., JOHN E. MACK, III, JAMES H. MACKENZIE, JR., AND JOHN HESSE, No. 99-CV-4147 (C.D.Cal.) (filed April 20,
1999). The actions are purportedly brought on behalf of purchasers of the common stock of Protection One, Inc. during periods beginning February 10, 1998 (Karkutt), February 12, 1998 (Shaev), or April 23, 1998 (Lyons), and ending April 1, 1999. All three complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 based on allegations that various statements made by the defendants concerning the financial results of Protection One, Inc. were false and misleading and not in compliance with generally accepted accounting principles. The complaints seek unspecified amounts of damages and an award of fees and expenses, including attorneys fees. Protection One believes these actions are without merit and intends to defend against them vigorously.

  The Company is a party to claims and matters of litigation incidental to the normal course of its business. The ultimate outcome of these matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of these matters will not have a material adverse effect upon the Company's combined financial position or results of operations.

5.   SEGMENT REPORTING:

  The Company's reportable segments include Protection One North America, which consists of Monitoring and Multifamily, and Protection One Europe. Protection One North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small businesses in the United States and Canada. Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings. Protection One Europe provides security alarm services to residential and business customers in Europe. The Company's mobile security division is not significant enough to be a reporting segment.

  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's 1998 Form 10-K. The Company manages its business segments based on earnings before interest and income taxes (EBIT). It is calculated by adding net interest expense to income (loss) before income taxes. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

                        THREE MONTHS ENDED MARCH 31, 1999

                                                                Protection One North America         Protection     Total
                                                               -------------------------------       ----------  ------------
                                                               Monitoring  Multifamily   Total       One Europe  Consolidated
                                                               ----------  -----------   -----       ----------  ------------
Revenues from external customers:
      Monitoring and related services. . . . . . . . . . . .     $95,247      $8,580   $103,827        $23,417     $127,244
      Installation and rental. . . . . . . . . . . . . . . .       3,770       1,416      5,186         16,117       21,303
           Total . . . . . . . . . . . . . . . . . . . . . .      99,017       9,996    109,013         39,534      148,547
Amortization of intangibles and depreciation expense . . . .      35,223       1,893     37,116          5,487       42,603
Earnings before interest and income taxes. . . . . . . . . .       8,136       2,705     10,841          6,701       17,542


                        THREE MONTHS ENDED MARCH 31, 1998

                                                                Protection One North America        Protection     Total
                                                               -------------------------------      -----------  ------------
                                                               Monitoring  Multifamily   Total      One Europe*  Consolidated
                                                               ----------  -----------   -----      -----------  ------------
Revenues from external customers:
      Monitoring and related services. . . . . . . . . . . .     $64,376      $6,398    $70,774          $--        $70,774
      Installation and rental. . . . . . . . . . . . . . . .       5,536         485      6,021           --          6,021
           Total . . . . . . . . . . . . . . . . . . . . . .      76,112         683     76,795           --         76,795
Amortization of intangibles and depreciation expense . . . .      19,339       1,378     20,717           --         20,717
Earnings before interest and income taxes. . . . . . . . . .       9,965       1,368     11,333           --         11,333


*  Protection One Europe was not in existence during the first quarter of 1998.

6.  ACQUISITION CHARGES AND OTHER CHARGES:

  During 1997, a charge of $24.3 million was recorded by the Company to recognize an asset impairment due to higher than expected customer loss rates and recognize certain merger related costs, including the closure of duplicate facilities. In 1998, the Company recorded an exit charge, including severance costs, associated with its 1998 acquisitions. Activity during the first quarter of 1999 related to these charges is as follows:

                                               December 31, 1998    Paid   March 31, 1999
                                               -----------------   ------  --------------
Closure of duplicate facilities                       $1,025       $(153)       $872
Severance costs                                          897         429         468


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Unless the context otherwise indicates, all references in this Report on Form 10-Q (this "Report") to the "Company," "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Protection One Alarm Monitoring") and Protection One's other wholly owned subsidiaries. Each of Protection One and Protection One Alarm Monitoring is sometimes referred to herein as "Registrant." Protection One's sole asset is, and Protection One operates solely through, its investments in Protection One Alarm Monitoring and its other wholly owned subsidiaries. Both Protection One and Protection One Alarm Monitoring are Delaware corporations organized in September 1991.

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1998 Annual Report on Form 10-K and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1998 Annual Report on Form 10-K.

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

OVERVIEW

  Protection One is one of the leading providers of life safety and property monitoring services, providing electronic monitoring and maintenance of its alarm systems to over 1.6 million customers in North America and Europe. We also provide our customers with enhanced services that include:

  -- extended service protection;

  -- patrol and alarm response;

  -- two-way voice communication;

  -- pager service;

  -- medical information service;

  -- cellular back-up; and

  -- mobile security services.

  Approximately 85% of our revenues are contractually recurring for monitoring alarm security systems and other related services. We have grown rapidly by participating in the growth in the alarm industry and by acquiring other alarm companies.

  Our principal activity is responding to the immediate security and safety needs of our customers 24 hours a day. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. Security systems are designed to detect burglaries, fires and other events.

Through a network of 66 service branches and four satellite offices in North America and 51 service branches in continental Europe and the United Kingdom, we provide maintenance service of security systems and, in certain markets, armed response to verify that an actual emergency has occurred.

  We provide our services to the residential (both single family and multifamily residences), commercial and wholesale segments of the alarm industry. Although we intend to grow our presence in each of these market segments, we believe the residential segment, which represents in excess of 80% of our customer base, is the most attractive segment of the alarm business because of its lower penetration and thus stronger growth prospects, higher gross margins and larger potential size.

  Our company is divided geographically into two business segments:

  PROTECTION ONE NORTH AMERICA generated approximately $109.0 million, or 73.4%, of our revenues in the first quarter of 1999 and is comprised of:

  -- Protection One Alarm Monitoring-our core alarm monitoring business based in Culver City, California; and

  -- Network Multifamily Security-our alarm monitoring business servicing the multifamily/apartment market based in Addison, Texas; and

  -- Mobile Division-our location-based emergency, navigation and information business servicing individuals in their automobiles based in Irving, Texas.

  PROTECTION ONE EUROPE generated approximately $39.5 million, or 26.6%, of our revenues in the first quarter of 1999 and is comprised of:

  -- Protection One Continental Europe-our alarm monitoring business servicing continental Europe established from our purchase of Compagnie Europeenne de Telesecurite ("CET") in September 1998, based in Paris and Vitrolles, France and offices in Germany, Switzerland, Belgium and the Netherlands; and

  -- Protection One United Kingdom-our alarm monitoring business servicing the United Kingdom established from our purchase of Hambro Countrywide Security in May 1998, based in Basingstoke, United Kingdom.

  Because Protection One Europe was created as a result of acquisitions that occurred during the course of 1998, only 10% of our revenues were contributed from this business segment during 1998. This percentage is expected to increase during 1999 as Protection One Europe contributes a full year of revenues.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

  GENERAL. Results for the three months ended March 31, 1999, (the "first quarter of 1999") reflect the operations of Protection One following the acquisition of security businesses in Europe subsequent to March 31, 1998, while results for the comparable period in 1998, only reflect the operations of Protection One North America. In the first quarter of 1998, the Company added approximately 374,000 customers through business acquisitions. Accordingly, the results of the first quarter of 1999, contain a full quarter of operations for such acquisitions. Increases in revenues and expense items discussed below are attributable to three factors, as appropriate: (i) changes in the financial results of Protection One North America; (ii) the 1998 Acquisitions (iii) the acquisition of alarm businesses in Europe in the second quarter and late in the third quarter of 1998, and (iv) a significant increase in the level of customers added through the Dealer Program. Discussion of results in future periods may not include specific discussion of contributions from the 1998 Acquisitions, which consist primarily of Comsec, Multimedia and Network.

  REVENUES for the first quarter of 1999 increased by approximately $71.8 million, or 93.4%, to $148.6 million from $76.8 million for the comparable period in 1998. Monitoring and related services revenues increased by approximately $56.5 million, or 79.8%. The majority of the increase is due to the 1998 Acquisitions and the growth of Protection One North

America. Approximately 41.4% of this increase is due to Protection One Europe. Monitoring and related service from our Mobile Division increased 33.1% to $0.1 million in the first quarter of 1999.

  INSTALLATION AND OTHER REVENUES increased by $15.3 million, or 253.8% to $21.3 million from $6.0 million, reflecting additional installation revenues of $16.1 million from Protection One Europe offset by a decrease in Protection One North America installation revenues. The decline in Protection One North America installation revenues reflects our conversion of substantially all sales and installation activities previously conducted by an internal sales force to the Dealer Program. We maintain internal sales and installation capabilities in certain areas, such as our Network Multifamily Security division, our commercial installations and our European operations where we principally rent security systems.

  COST OF REVENUES for the first quarter of fiscal 1999 increased by approximately $17.3 million, or 72.0%, to $41.3 million from $24.0 million. Cost of revenues as a percentage of total revenue decreased to 27.8% for the first quarter of fiscal 1999 from 31.2% for the comparable period in 1998. Monitoring and related services expenses increased by approximately $9.6 million, or 47.9%, primarily due to Protection One Europe. Monitoring and related services expenses from our Mobile Division increased to $0.4 million in the first quarter of 1999. Monitoring and related services expenses as a percentage of monitoring and related services revenues decreased to 23.3% for the first quarter of fiscal 1999, from 28.4% in the comparable period in 1998.

  INSTALLATION AND OTHER COST OF REVENUES increased by $7.7 million, or 195.3%, reflecting primarily installation activities from Protection One Europe in the amount of $7.2 million.

  GROSS PROFIT for the first quarter of 1999, was approximately $107.3 million, representing an increase of $54.5 million, or 103.2%, over the $52.8 million of gross profit recognized in the comparable period in 1998. Such increase is primarily due to the contribution by Protection One Europe of $28.2 million, or approximately 51.7%, with the 1998 Acquisitions and the growth of Protection One North America comprising the balance of the increase. Gross profit as a percentage of total revenues was 72.2% for the first quarter of fiscal 1999, compared to 68.8% for the comparable period in 1998. The increase in gross profit as a percentage of revenues is due to the cost of revenues factors noted above.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") rose to $40.6 million in the first quarter of fiscal 1999, an increase of approximately $20.1 million, or 98.0%, over S,G&A in the comparable period in 1998. The majority of the increase (approximately $15.8 million or 78.8%) is due to Protection One Europe, the growth of Protection One North America and the 1998 Acquisitions. Such figure as a percentage of total revenues increased from 26.7% in the first quarter of 1998 to 27.3% in the first quarter of 1999. The increase in S,G&A as a percentage of total revenues reflects the higher percentage of S,G&A as a percentage of revenues from Protection One Europe of approximately 40.0%. The higher percentage of S,G&A for Protection One Europe is due to the internal sales and installation activities. S,G&A expenses for our Mobile Division increased by $0.6 million, or approximately 191.6% to $0.9 million in the first quarter of 1999 from $0.3 million in the comparable period in 1998.

  ACQUISITION EXPENSES for the first quarter of 1999, increased to $4.9 million, an increase of approximately $1.4 million, or 40.3% from $3.5 million in the comparable period in 1998. The increase is due to efforts to integrate the 1998 Acquisitions and to support the national expansion of our Dealer Program.

  AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE was $42.6 million for the first quarter of fiscal 1999, an increase of $21.9 million, or 105.6% over $20.7 million in the comparable period in 1998. The increase is due primarily to the 1998 Acquisitions and the growth in our Dealer Program in Protection One North America. Depreciation and amortization expense from Protection One Europe represented $5.5 million, or approximately 25.0% of the increase.

  EMPLOYEE SEVERANCE COST for the quarter was $2.0 million which is the cost associated with the severance of one of our former employees.

  OTHER INCOME (EXPENSE) totaled $(19.8) million of expense in the first quarter of 1999, as compared to $(7.9) million of expense in the comparable period in 1998. Interest expense increased by $9.1 million to $20.2 million during the quarter ended March 31, 1999, compared to $11.1 million for the quarter ended March 31, 1998, reflecting the increased debt level when compared to the first quarter of 1998. The increase in debt was used for operations and the acquisition of Hambro.

Interest expense in the first quarter of 1998 was partially offset by other income of $3.2 million, reflecting a gain on repurchase of certain contracts.


  BALANCE SHEET DATA. At March 31, 1999, the Company's working capital deficit was $10.7 million compared to a working capital deficit of $48.2 million at December 31, 1998. This decrease in the working capital deficit of $37.5 million is primarily due to an increase in current deferred tax assets and a decrease in accrued liabilities.

  Goodwill and trademarks, net and customer accounts, net, increased to $2.3 billion at March 31, 1999, from $2.2 billion at December 31, 1998. This increase of approximately $52.5 million, or 2.4% reflects the addition of approximately 113,000 customer accounts, offset by amortization for the quarter of $39.2 million.

  Total stockholders' equity decreased approximately $6.3 million to $1,339 million from $1,345 million. The decrease in such figure reflects the net loss for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL. As of March 31, 1999, we believe we maintain the ability to generate sufficient cash to fund future operations of the business. Generally, the cash will be generated from our existing $500 million senior credit facility, which had approximately $376 million of availability at the end of the first quarter of 1999. The senior credit facility is subject to compliance with the debt covenants in the agreement. Cash will also be generated from recurring revenue from our security alarm monitoring services customer base which generated $61.8 million of positive recurring EBITDA in the quarter ended March 31, 1999. Cash flow from operations per the statement of cash flows was $34.7 million. EBITDA is derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative of neither operating performance nor cash flows available to fund our cash needs. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. We believe that presentation of EBITDA enhances an understanding of our financial condition, results of operations and cash flows because EBITDA is used to satisfy our debt service obligations and our capital expenditure and other operational needs as well as provide funds for future growth. In addition, EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Our computation of EBITDA may not be comparable to other similarly titled measures of other companies.

  We generated $34.7 million of net cash provided by operating activities for the three months ended March 31, 1999, compared to the $22.0 million net cash provided by operating activities in the three months ended March 31, 1998. The increase in net cash provided by operating activities reflects the increases in our customer base from which recurring monthly revenue is derived.

  We used $108.9 million of net cash in investing activities for the three months ended March 31, 1999, compared to the use of $348.2 million for the comparable period in 1998. Investing activities during the three months ended March 31, 1999, included Dealer Program purchases and enterprise-wide software expenditures. Investing activities during the three months ended March 31, 1998, included the acquisition of Comsec and Multimedia as well as Dealer Program purchases.

  We generated $81.9 million of net cash through financing activities for the three months ended March 31, 1999, compared to generating $262.5 million for the three months ended March 31, 1998. We obtained funding of approximately $82 million through our $500 million senior credit facility.

  The indentures governing the Senior Subordinated Discount Notes and Convertible Senior Subordinated Notes contain certain restrictions on the transfer of Company funds, including dividends, loans and advances made by the Company. We believe such restrictions have not had and will not have a significant impact on our ability to meet cash obligations. Refer to the Company's 1998 Form 10-K for additional information on these notes.

  MATERIAL COMMITMENTS. As a result of the 1998 financing activities, as well as prior year activity, we have future, material, long-term commitments, which are listed below.

  -- Convertible Senior Subordinated Notes: $103.5 million principal is due in September of 2003. These notes are convertible into Protection One common stock at a price of $11.19 per share, which is currently above the price at which our shares are traded in the public stock markets.

  -- Senior Subordinated Discount Notes: $107.9 million principal is due in June 2005. The current book value of the notes is $123.7 million.

  --  Senior Unsecured Notes:  $250 million principal is due in August 2005.

  --  Senior Subordinated Notes:  $350 million principal is due January 2009.

  -- Senior Credit Facility: At March 31, 1999, $124.0 million was drawn on our $500.0 million senior credit facility, which expires in December 2001.

  At December 31, 1998, we were in compliance with all of these financial covenants except for a violation of the provisions of the senior credit facility resulting from the need to restate our financial statements for 1997 and the first three quarters of 1998. We obtained a waiver of this requirement from the lenders under the senior credit facility until such time that our restated financial statements were filed with and accepted under the senior credit facility. We have filed our restated financial statements with our lenders and they have accepted them. At March 31, 1999, we are in compliance with all of our financial covenants.

  CAPITAL EXPENDITURES. We anticipate making capital expenditures in 1999 of approximately $25.0 million, including $15.0 million to complete the development and installation of our new software platforms, $5.0 million for computer hardware to replace and upgrade existing operations and $5.0 million for other capital items. These are estimates and actual expenditures for these and possibly other items not presently anticipated, may vary from these estimates during the course of 1999.

  TAX MATTERS. Protection One will be consolidated into future income tax returns filed by its parent, WRI. The two parties have entered into a tax sharing agreement, whereby WRI will make cash payments to us for current tax benefits utilized for income tax return purposes and will require cash payments from us for current tax expenses incurred for income tax return purposes. This arrangement has allowed us to provide a current tax benefit for the year ended December 31, 1998, as well as the three months ended March 31, 1999.

  On a go-forward basis, if and when we, or WRI, generate income for tax return purposes, it will proportionately over time utilize existing net operating loss carryforwards in amounts up to approximately $60 million. Currently, the deferred tax assets related to the net operating loss carryforwards are fully reserved due to uncertainty as to their future realizability. However, when net operating loss carryforwards are utilized, the relief of the corresponding reserve will not create a benefit, but, as required by generally accepted accounting principles, will reduce our goodwill balances. The net financial statement effect of this treatment will cause us to recognize deferred tax expense we might otherwise not recognize.

YEAR 2000 ISSUE

  An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice could result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. We are reviewing our computer programs, computer hardware and embedded systems that we have identified as critical to our businesses and operational needs to assess and correct any components that could be affected by the change of the data to January 1, 2000. We have substantially completed the review and assessment of our systems; however, we will continue our review of systems as the need arises or prudency dictates, until January 1, 2000, particularly with respect to the acquisition of businesses that include the acquisition of additional information technology systems or non-information technology systems and equipment, such as electrical, heating and cooling systems. In addition, changes in the state of compliance or preparedness within companies that provide services or equipment to us will require us to continue the evaluations.

  We have largely completed the remediation and initial testing phase of our plan with respect to our North American monitoring operations where problems that were identified are being corrected and tested. The majority of our current efforts are in the planning and verification of Year 2000 readiness, although our mobile services and European business units are expending the majority of their current efforts on the identification, remediation and testing phase of our plan. Our Year 2000 policy requires testing as a method for verifying the Year 2000 readiness of business-critical items. For those items that are impossible to test, other methods may be used to identify the readiness status, provided adequate contingency plans are established to provide a workaround or backup for the item. Development of contingency plans commenced in January 1999 and is scheduled to conclude in June 1999, except for our European business unit, which is expected to conclude this phase in the third quarter of 1999.

  We estimate the total cost to update all critical operating systems for Year 2000 readiness will be approximately $5.0 million, although no assurances can be given that costs will not materially exceed this amount.
As of March 31, 1999, approximately $1.8 million of these costs had been incurred. These costs include labor for both company employees and contract personnel used in the Year 2000 program, and non-labor costs for software tools used in the remediation and testing efforts, replacement software, replacement hardware, replacement embedded devices and other such costs associated with testing and replacement. Management continues to review the projected costs associated with the Year 2000 readiness program; however, there can be no assurance that our actual cost of compliance will be as projected. To date, the costs of the Year 2000 readiness program have been substantially all information-technology related. Non-information technology systems are highly critical to our business, but are largely beyond our ability to control. This includes, telephones, electricity, water, transportation and governmental infrastructure.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company has not experienced any significant changes in its exposure to market risk since December 31, 1998. For additional information on the Company's market risk, see the Form 10-K dated December 31, 1998.

                                   PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

  In April 1999, three alleged class action litigations were filed in the United States District Court for the Central District of California against Protection One, Inc., and certain of its present and former officers. The three actions are: DAVID LYONS V. PROTECTION ONE, INC., WESTERN RESOURCES, INC., JAMES M. MACKENZIE, JR., JOHN W. HESSE, AND JOHN E. MACK, III, No. 99-CV-3755 (C.D.Cal.) (filed April 7, 1999); RANDALL KARKUTT V. PROTECTION ONE, INC., JAMES M. MACKENZIE, JR., AND JOHN W. HESSE, No. 99-CV-3798 (C.D.Cal.) (filed April 8,
1999); and DAVID SHAEV V. PROTECTION ONE, INC., JOHN E. MACK, III, JAMES H. MACKENZIE, JR., AND JOHN HESSE, No. 99-CV-4147 (C.D.Cal.) (filed April 20,
1999). The actions are purportedly brought on behalf of purchasers of the common stock of Protection One, Inc. during periods beginning February 10, 1998 (Karkutt), February 12, 1998 (Shaev) or April 23, 1998 (Lyons) and ending April 1, 1999. All three complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 based on allegations that various statements made by the defendants concerning the financial results of Protection One, Inc. were false and misleading and not in compliance with generally accepted accounting principles. The complaints seek unspecified amounts of damages and an award of fees and expenses, including attorneys fees. Protection One believes these actions are without merit and intends to defend against them vigorously.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

  None.

ITEM 5.   OTHER INFORMATION.

  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. The following exhibits are filed with this Current Report on Form 10-Q or incorporated by reference.


EXHIBIT
NUMBER              EXHIBIT DESCRIPTION
-------             -------------------
 27.1               Financial Data Schedule.*
_________


* Filed herewith

(b) Reports on Form 8-K. January 27, 1999, reporting registrant's results of operations for the year ended December 31, 1998, and March 19, 1999, reporting a change in the registrant's president and chief executive officer.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:     May 14, 1999                  PROTECTION ONE, INC.
                                        PROTECTION ONE ALARM MONITORING, INC.

                                        By:   /s/ Anthony D. Somma
                                           -----------------------------------
                                                  Anthony D. Somma
                                            Acting Chief Financial Officer

                                    EXHIBIT LIST


EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------
 27.1          Financial Data Schedule.
