Form 10-K/A
period 1998-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1999-06-02
CIK 916230, 916310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                  FORM 10-K/A

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

  3.1.1    Amendment dated as of November 24, 1997 to Fifth Amended and Restated
             Certificate of Incorporation of Protection One.

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

EXHIBIT
NO.        EXHIBIT DESCRIPTION
------     --------------------------------------------------------------------------
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

EXHIBIT
NO.        EXHIBIT DESCRIPTION
------     --------------------------------------------------------------------------
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

EXHIBIT
NO.        EXHIBIT DESCRIPTION
------     --------------------------------------------------------------------------
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

 21.1      Subsidiaries of POI and Monitoring.+

 23.1      Consent of Arthur Andersen LLP.+

 27        Financial Data Schedule.+

EXHIBIT
NO.        EXHIBIT DESCRIPTION
------     --------------------------------------------------------------------------
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

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
PROTECTION ONE, INC. AND SUBSIDIARIES
  Report of Independent Public Accountants.................................................................        F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................        F-3
  Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31,
    1998, 1997 and 1996....................................................................................        F-4
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
    1997 and 1996..........................................................................................        F-5
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997, 1996 and
    1995...................................................................................................        F-6
  Notes to Consolidated Financial Statements...............................................................        F-7

WESTINGHOUSE SECURITY
  Report of Independent Public Accountants.................................................................       F-35
  Statement of Operations for the 53-weeks Ended December 30, 1996.........................................       F-36
  Statement of Cash Flows for the 53-weeks Ended December 30, 1996.........................................       F-37
  Notes to Financial Statements............................................................................       F-38

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

Arthur Andersen LLP

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

Expense yard signs as incurred.....................................  $   9,887
Increase expense provision for bad debts...........................      3,677
Other..............................................................       (659)
                                                                     ---------
  Decrease to net income...........................................  $  12,905
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