Form 10-Q
period 1999-06-30
PROTECTION ONE INC
filed 1999-08-16
CIK 916230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       or
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

 600 Corporate Pointe, 12th Floor,         600 Corporate Pointe, 12th Floor,
  Culver City, California 90230               Culver City, California 90230
(Address of Principal Executive Offices,(Address of Principal Executive Offices,
     Including Zip Code)                            Including Zip Code)

      (310) 342-6300                                   (310) 342-6300
(Registrant's Telephone Number,               (Registrant's Telephone Number,
    Including Area Code)                           Including Area Code)







    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of July 28, 1999, Protection One, Inc. had outstanding 126,890,169 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    PROTECTION ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                   (Unaudited)
                                                                   June 30,        December 31,
                                                                     1999              1998
                                                                --------------   ----------
                            ASSETS
Current assets:
      Cash and cash equivalents.........................          $   17,981        $   10,025
      Restricted cash...................................               8,991            11,987
      Marketable securities.............................              12,019            17,770
      Receivables, net..................................              66,963            61,262
      Inventories.......................................              11,277             7,895
      Prepaid expenses..................................               5,014             3,867
      Income tax receivable.............................               5,883             5,886
      Deferred tax assets, current portion..............              71,185            49,543
      Other assets......................................              23,154            19,605
                                                                  ----------        ----------
           Total current assets.........................             222,467           187,840
Property and equipment, net.............................              58,395            46,959
Customer accounts, net..................................           1,176,605         1,014,428
Goodwill and trademarks, net............................           1,155,148         1,187,862
Deferred tax assets.....................................                  --            44,028
Other...................................................              29,944            30,202
                                                                  ----------        ----------
   Total assets.........................................          $2,642,559        $2,511,319
                                                                  ==========        ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable..................................          $   20,836        $   16,374
      Accrued liabilities...............................              83,047            77,412
      Purchase holdbacks................................              51,256            42,303
      Long-term debt, current portion...................              38,771            40,838
      Capital leases, current portion...................               1,925             1,361
      Deferred revenue..................................              63,921            57,703
                                                                  ----------        ----------
           Total current liabilities....................             259,756           235,991
Long-term debt, net of current portion..................           1,036,977           926,784
Capital leases, net of current portion..................                  51               187
Deferred tax liability..................................              12,028                --
Other liabilities.......................................               3,272             3,238
                                                                ---------------- ----------------
   Total liabilities....................................           1,312,084         1,166,200

Commitments and contingencies ( See Note 4)

Stockholders' equity:
   Preferred  stock,  $0.10 par value,  5,000,000  authorized,
none                                                                      --                --
    Outstanding.........................................
  Common   stock,   $0.01  par   value,   150,000,000   shares
authorized,
   126,890,169 shares issued and outstanding, at June 30, 1999         1,269             1,268
     and 126,838,741 at December 31, 1998...............
   Additional paid-in capital...........................           1,392,346         1,392,256
   Accumulated other comprehensive income, net..........              (5,316)           (2,576)
   Accumulated  deficit.................................             (57,824)          (45,829)
                                                                  -----------       -----------
           Total stockholders' equity...................           1,330,475         1,345,119
                                                                  ----------        ----------
   Total liabilities and stockholders equity............          $2,642,559        $2,511,319
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

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                             (Dollars in thousands)
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                           1999                   1998
                                                  ---------------------  -------------
Revenues:
      Monitoring and related services.........           $255,062               $158,223
      Installation and other..................            44,286                 15,613
                                                         -------                -------
           Total revenues.....................           299,348                173,836

Cost of revenues:
      Monitoring and related services.........            59,866                 44,756
      Installation and other..................            23,290                 10,717
                                                         -------                -------
           Total cost of revenues.............            83,156                 55,473
                                                         -------                -------

           Gross profit.......................           216,192                118,363

Selling, general and administrative expense...            84,507                 46,533
Amortization  of  intangibles  and  depreciation          87,549                 48,550
expense.......................................
Acquisition expense...........................            11,633                  9,500
Employee severance cost.......................             2,000                     --
                                                         -------         --------------
           Operating income...................            30,503                 13,780
Other income/expense:
      Interest expense, net...................            42,015                 13,423
      Interest expense to Parent, net.........                --                 11,479
      Other...................................            (1,015)               (13,414)
                                                         -------                --------
                Income   (loss)   before  income
taxes &                                                  (10,497)                 2,292
                  extraordinary item..........
Income tax (expense) benefit..................            (1,497)                (2,092)
                                                         --------               --------
Income (loss) before extraordinary item.......           (11,994)                   200
  Extraordinary gain, net of tax..............                --                  1,591
                                                         -------                -------
     Net income (loss)........................           $(11,994)              $ 1,791
                                                         =========              =======

Other comprehensive income:
      Unrealized loss on marketable  securities,         $(1,647)               $    --
net of tax....................................
      Unrealized  loss on currency  translation,          (1,093)                    --
                                                  ---------------        --------------
net of tax....................................

Comprehensive income (loss):                             $(14,734)              $ 1,791
                                                         =========              =======

      Net income (loss) per common share......           $  (0.09)              $   0.02
                                                         =========              ========


      Weighted average common shares outstanding         127,648                 89,366












              The accompanying notes are an integral part of these
                       consolidated financial statements.



                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                             (Dollars in thousands)
                                   (Unaudited)
                                                           Three Months Ended June 30,
                                                           1999                   1998
                                                  ---------------------  -------------
Revenues:
      Monitoring and related services.........           $127,818               $87,449
      Installation and other..................            22,983                  9,592
                                                         -------                -------
           Total revenues.....................           150,801                 97,041

Cost of revenues:
      Monitoring and related services.........            30,169                 24,682
      Installation and other..................            11,713                  6,798
                                                         -------                -------
           Total cost of revenues.............            41,882                 31,480
                                                         -------                -------

           Gross profit.......................           108,919                 65,561

Selling, general and administrative expense...            43,901                 26,020
Amortization  of  intangibles  and  depreciation          44,947                 27,833
expense.......................................
Acquisition expense...........................             6,767                  6,032
                                                         -------              ---------
           Operating income...................            13,304                  5,676
Other income/expense:
      Interest expense, net...................            21,844                  6,868
      Interest expense to Parent, net.........                --                  6,899
      Other...................................              (671)               (10,185)
                                                         -------                --------
       Income (loss) before income tax &
                extraordinary item............            (7,869)                 2,094
Income tax (expense) benefit..................               428                 (2,292)
                                                         -------                --------
Income (loss) before extraordinary item.......
                                                          (7,441)                  (198)
Extraordinary gain, net of tax................                --                  1,591
                                                         ----------             -------
Net income (loss).............................           $   (7,441)            $ 1,393
                                                         ===========            =======

Other comprehensive income:
      Unrealized loss on marketable  securities,         $  (880)               $    --
net of tax....................................
      Unrealized  loss on currency  translation,            (312)                    --
                                                    -------------        --------------
net of tax....................................

Comprehensive income (loss):                             $(8,633)               $ 1,393
                                                         ========               =======

      Net income (loss) per common share......           $  (0.06)              $   0.01
                                                         =========              ========


      Weighted average common shares outstanding         127,524                 94,318













              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Six Months Ended June 30,
                                                                    1999                   1998
                                                           ---------------------  -------------
Cash flow from operating activities:
Net income (loss)......................................          $ (11,994)              $ 1,791
Adjustments  to reconcile  net income  (loss) to net cash
provided
  by operating activities:
     Extraordinary gain................................                 --                (1,591)
    Amortization and depreciation......................             87,549                48,550
    Accretion of discount note interest................             (3,345)                6,273
    Deferred income taxes..............................              1,246                (2,297)
    Provision for doubtful accounts....................              6,092                 3,946
    Loss on sale of marketable securities..............                344                    --
    Other charges......................................              2,000                    --
Changes in assets and liabilities, net of effects of acquisitions:
    Receivables, net...................................             (8,278)               12,019
    Inventories........................................             (1,631)                 (988)
    Prepaid expenses and deposits......................             (1,153)               (2,363)
    Other current assets...............................               (649)                   --
    Accounts payable...................................              4,576                (2,065)
    Accrued liabilities................................             (9,176)               (8,348)
    Deferred revenue...................................              6,352                 2,569
                                                                 ---------               -------
         Net cash provided by operating activities.....             71,933                57,496
                                                                 ---------               -------

Cash flows from investing activities:
    Purchase of installed security systems.............           (154,571)             (126,589)
    Purchase of property and equipment.................            (19,534)               (8,576)
    Purchase (sale) of marketable securities...........              2,540               (13,956)
    Acquisition of alarm companies, net of cash received           (20,722)             (361,039)
    Investment in Guardian.............................                 --                (4,090)
                                                                 ---------               --------
         Net cash used in investing activities.........           (192,287)              (514,250)
                                                                 ----------              ---------

Cash flows from financing activities:
    Proceeds from equity offering......................                 --               402,741
    Payments on long-term debt.........................                 --               (79,221)
    Proceeds from long term-debt.......................            127,516                    --
    Funding from (payment to) Parent...................                (50)               74,496
    Capitalized loan fees..............................                 --                   (72)
    Stock options and warrants exercised...............                273                   703
                                                                 ---------               -------
         Net cash provided by financing activities.....            127,739               398,647
                                                                 ---------               -------
Effect of exchange rate changes on cash and equivalents                571                    --
                                                                 ---------               -------
         Net  increase   (decrease)   in  cash  and  cash            7,956               (58,107)
equivalents............................................
Cash and cash equivalents:
    Beginning of period................................             10,025                75,556
                                                                 ---------               -------
    End of period......................................          $  17,981               $17,449
                                                                 =========               =======

Interest paid during the period........................          $  22,184               $ 3,700
                                                                 =========               =======
Taxes paid during the period...........................          $     256               $    --
                                                                 =========               =======





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

    As of June 30, 1999, Protection One is an approximately 85% owned subsidiary of Westar Capital, Inc. (Westar Capital), a wholly owned subsidiary of Western Resources, Inc. (WRI).

    The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC").

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

    In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six-month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. Certain purchase price allocations for acquisitions made in 1998 were made on a preliminary basis and are subject to change based on the final determination of net asset values and completion of appraisals.

    These financial statements do not reflect the effect, if any, of any changes which may occur as a result of the Company's discussions with the SEC staff and any resulting accounting changes or adjustments to the Company's financial statements. See Note 4 for further discussion.

2.       Customer Accounts:

    Customer accounts are stated at cost. The cost includes amounts paid to dealers and the estimated fair value of accounts acquired in business acquisitions. Internal costs incurred in support of acquiring customer accounts are expensed as incurred.


    Customer accounts consist of the following:

                                                        Six Months Ended
                                                          June 30, 1999               Year Ended
                                                                                   December 31, 1998
                                                       --------------------       --------------------
Customer accounts                                            $1,130,946                $   558,805
Acquisition of customer accounts                                227,922                    581,667
Non-cash charges to purchase holdbacks                           (1,303)                    (9,526)
                                                         ---------------            ---------------
    Total customer accounts                                   1,357,565                  1,130,946

Less accumulated amortization                                   180,960                    116,518
                                                           ------------               ------------
Customer accounts, net                                       $1,176,605                 $1,014,428
                                                             ==========                 ==========

    In conjunction with certain purchases of customer accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired customer accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. As of June 30, 1999, and December 31, 1998, purchase holdbacks were $51.3 million and $42.3 million, respectively.

3.       Debt:

    During the first half of 1999 the Company borrowed approximately $130 million on its senior credit facility. As of June 30, 1999, and December 31, 1998, total borrowings under this facility were $172 million and $42 million, respectively. Most of these borrowings were incurred in acquiring new customers. During the first six months, the Company added approximately 166,000 new customers.

    The Company borrows to fund operations in excess of internally generated cash under its existing $500 million senior credit facility. The Company's ability to borrow under the facility is subject to compliance with certain financial covenants, including a debt to annualized EBITDA ratio ("leverage ratio") of 5.0 to 1.0 and an annualized EBITDA to interest expense ratio ("interest coverage ratio") of 2.75 to 1.0. As of June 30, 1999, the ratios were approximately 4.7 to 1.0 and 3.3 to 1.0. At year end 1999, the leverage ratio will be reduced to 4.5 to 1.0. The Company currently borrows approximately $20 million per month, principally to fund the purchase of customer accounts. The Company currently believes it is likely, absent successful implementation of the alternatives discussed below, that it will be unable to satisfy the current leverage and interest coverage ratio covenants in the credit facility following the third quarter of 1999. The resolution of the accounting issues raised by the SEC of the Company's accounting practices would most likely cause the Company to need to otain waivers or consents under the credit facility and could impact te Company's ability to meet te financial covenants contianed in the credit facility. The Company is exploring alternatives to address  these  covenant  restrictions,  including  the sale of assets to reduce debt, seeking waivers or renegotiating these covenants with lenders or refinancing the facility. The Company believes it will be able to address this matter in a manner so that there is no default under the credit facility or significant impact on its liquidity, but no assurances can be given that the Company will be able to do so or the terms thereof.

4.       Commitments and Contingencies:

    The Company received a letter from the Division of Corporation Finance of the SEC on August 11, 1999. The letter raised questions about the Company's financial statements and stated that, in the view of the staff, there are errors in the Company's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. These questions relate to the methodology used by the Company to amortize customer accounts, and to the purchase price allocation to customer accounts in the Network Multifamily acquisition. If a change from the average estimated life of ten years used to amortize accounts is determined to be appropriate, the Company estimates that a one-year to three-year reduction in estimated useful life would result in additional amortization expense of approximately $14 million to $54 million per year. Any such increased amortization expense would reduce earnings, but would not affect cash flow from operations. The Company is discussing these issues with the SEC staff. The Company cannot predict the timing or impact on its financial statements of these discussions. The Company is reconsidering the accounting used for amortization of customer accounts and the purchase accounting for prior acquisitions. Such changes may require the Company to restate prior year financial statements and may require the Company to perform an asset impairment evaluation.

    Six Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm
Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). Other Protection One dealers have threatened similar litigation. The Company believes it has complied with the terms of these contracts and intends to vigorously defend its position. The Company cannot currently predict the impact of these disputes with dealers which could be material.

    Under the Company's agreements with dealers, the Company may be required to purchase customer accounts on an ongoing basis. The Company is currently spending approximately $20 million to $25 million per month to purchase these customer accounts.

    Since April 1999, four alleged class action litigations have been filed in the United States District Court for the Central District of California against Protection One, Inc. and certain of its present and former officers. The four actions are: David Lyons v. Protection One, Inc., Western Resources, Inc., James M. Mackenzie, Jr., John W. Hesse, and John E. Mack, III,
No. 99-CV-3755 (C.D.Cal.) (filed April 7, 1999); Randall Karkutt v. Protection One, Inc., James M. Mackenzie, Jr., and John W. Hesse, No. 99-CV-3798 (C.D.Cal.) (filed April 8, 1999); David Shaev v. Protection One, Inc.,
John E. Mack, III, James H. Mackenzie, Jr., and John Hesse, No. 99-CV-4147 (C.D.Cal.) (filed April 20, 1999); and Mike Ringel v. Protection One, Inc., Western Resources, Inc., James M. McKenzie, Jr., John W. Hesse and
John E. Mack, III, No. 99-CV-5534 (C.D.Cal) (filed May 28, 1999). The actions are purportedly brought on behalf of purchasers of the common stock of Protection One, Inc. during periods beginning February 10, 1998 (Karkutt and Ringel), February 12, 1998 (Shaev), or April 23, 1998 (Lyons), and ending April 1, 1999. All four complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 based on allegations that various statements made by the defendants concerning the financial results of Protection One, Inc. were false and misleading and not in compliance with generally accepted accounting principles. The complaints seek unspecified amounts of damages and an award of fees and expenses, including attorney's fees. By an order dated August 2, 1999, the District Court consolidated the four actions and appointed Ronald Cats as lead plaintiff in the consolidated actions. The Court further ordered that plaintiffs will file a single consolidated amended complaint within sixty days. Protection One believes these actions are without merit and intends to defend against them vigorously.

    The Company is a party to claims and matters of litigation incidental to the normal course of its business. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of such matters will not have a material adverse effect upon the Company's combined financial position or results of operations.

5.       Segment Reporting:

    The Company's reportable segments include Protection One North America, which consists of Protection One Alarm Monitoring, Inc. and Network Multifamily Security, Inc., and Protection One Europe. Protection One North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small businesses in the United States and Canada. Network Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings. Protection One Europe provides security alarm services to residential and business customers in Europe. The Company's mobile security division is not significant enough to be a reporting segment.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's 1998 Form 10-K/A. The Company manages its business segments based on earnings before interest and income taxes (EBIT). EBIT is calculated by adding net interest expense to income (loss) before income taxes. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

                                               Six Months Ended June 30, 1999

                                                           Protection One North America       Protection
                                                       Monitoring   Multifamily     Total     One Europe   Consolidated
     Revenues from customers:
           Monitoring and related services.........    $ 191,612    $  16,982     $ 208,594   $  46,468    $ 255,062
           Installation and rental.................        7,508        2,249         9,757      34,529       44,286
                                                       ---------    ---------     ---------   ---------    ---------
                Total..............................      199,120       19,231       218,351      80,997      299,348
     Amortization  of  intangibles  and  depreciation
     expense.......................................       72,877        3,808        76,685      10,864       87,549
     Earnings before interest and income taxes.....       14,349        4,337        18,686      12,832       31,518

                                               Six Months Ended June 30, 1998
                                                           Protection One North America       Protection
                                                       Monitoring   Multifamily     Total     One Europe*  Consolidated
     Revenues from customers:
           Monitoring and related services.........    $ 143,643    $  13,531     $ 157,174   $  1,049     $ 158,223
           Installation and rental.................       12,508        1,927        14,435      1,178        15,613
                                                       ---------    ---------     ---------   --------     ---------
               Total...............................      156,151       15,458       171,609      2,227       173,836
     Amortization  of  intangibles  and  depreciation
     expense.......................................       45,552        2,805        48,357        193        48,550
     Earnings before interest and income taxes.....       24,292        2,921        27,213        (19)       27,194

                                              Three Months Ended June 30, 1999

                                                           Protection One North America       Protection
                                                       Monitoring   Multifamily     Total     One Europe   Consolidated
   Revenues from customers:
           Monitoring and related services.........    $  96,365    $   8,402     $ 104,767   $  23,051    $ 127,818
           Installation and rental.................        3,739          832         4,571      18,412       22,983
                                                       ---------    ---------     ---------   ---------    ---------
                Total..............................      100,104        9,234       109,338      41,463      150,801
     Amortization  of  intangibles  and  depreciation
     expense.......................................       37,653        1,915        39,568       5,379       44,947
     Earnings before interest and income taxes.....        6,213        1,632         7,845       6,130       13,975

                                              Three Months Ended June 30, 1998
                                                           Protection One North America       Protection
                                                       Monitoring   Multifamily     Total     One Europe*  Consolidated
     Revenues from customers:
           Monitoring and related services.........    $  79,267    $   7,133     $   86,400  $   1,049    $  87,449
           Installation and rental.................        6,972        1,442         8,414       1,178        9,592
                                                       ---------    ---------     ---------   ---------    ---------
                Total..............................       86,239        8,575        94,814       2,227       97,041
     Amortization  of  intangibles  and  depreciation
     expense.......................................       26,214        1,426        27,640         193       27,833
     Earnings before interest and income taxes.....       14,327        1,553        15,880         (19)      15,861


* Protection One Europe consisted of Protection One-UK at June 30, 1998.

6.       Acquisition Charges and Other Charges:

    During 1997, a charge of $24.3 million was recorded by the Company to recognize an asset impairment due to higher than expected customer loss rates and recognize certain merger related costs, including the closure of duplicate facilities. In 1998, the Company recorded an exit charge, including severance costs, associated with its 1998 acquisitions. Activity during the first half of 1999 related to these charges is as follows:

                                             December 31, 1998               Utilization               June 30, 1999
                                           -----------------------       --------------------      ----------------------
Closure of duplicate facilities                       $1,025                        $(164)                      $861
Severance costs                                          897                         (897)                        --

     The remaining accrual approximates the lease obligation related to excess space.


7.       Recent Developments:

     The Company will expense severance costs of approximately $1.2 million following the resignation of the Company's president and chief operating officer in July 1999.

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

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1998 Annual Report on Form 10-K/A.

     Certain matters discussed here and elsewhere in this Form 10-Q are forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like the Company believes, anticipates, expects or words of similar meaning. Forward-looking statements describe the Company's future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, the outcome of accounting issues being reviewed by the SEC staff, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest, Year 2000 Issue, ability to enter new markets successfully and capitalize on growth opportunities, events in foreign markets in which investments have been made, and accounting matters. What happens in each case could vary materially from what the Company expects because of such things as future economic conditions; legislative developments; competitive markets; and other circumstances affecting anticipated operations, revenues and costs. The Company disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date this Form 10-Q is filed with the SEC.

Overview

    Protection One is one of the leading providers of property monitoring services, providing electronic monitoring and maintenance of its alarm systems to over 1.6 million customers in North America and Europe. We also provide our customers with enhanced services that include:

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

    Our principal activity is responding to the immediate security and safety needs of our customers 24 hours a day. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. Security systems are designed to detect burglaries, fires and other events. Through a network of 69 service branches and five satellite offices in North America and 51 service branches in continental Europe and the United Kingdom, we provide maintenance service of security systems and, in certain markets, armed response to verify that an actual emergency has occurred.

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

    Our company is divided geographically into two business segments:

    Protection One North America generated approximately $218.3 million, or 72.9%, of our revenues in the first half of 1999 and is comprised of:

- Protection One Alarm Monitoring-our core alarm monitoring business based in Culver City, California; and

- Network Multifamily Security-our alarm monitoring business servicing the multifamily/apartment market based in Addison, Texas; and

- Mobile Division-our location-based emergency, navigation and information business servicing individuals in their automobiles based in Irving, Texas.

    Protection One Europe generated approximately $81.0 million, or 27.1%, of our revenues in the first half of 1999 and is comprised of:

- Protection One Continental Europe-our alarm monitoring business servicing continental Europe established from our purchase of Compagnie Europeenne de Telesecurite ("CET") in September 1998, based in Paris and Vitrolles, France with offices in Germany, Switzerland, Belgium and the Netherlands; and

- Protection One United Kingdom-our alarm monitoring business servicing the United Kingdom established from our purchase of Hambro Countrywide Security in May 1998, based in Basingstoke, United Kingdom.

    Because Protection One Europe was created as a result of acquisitions that occurred during the course of 1998, only 10% of our revenues were contributed from this business segment during 1998. This percentage is expected to increase during 1999 as Protection One Europe contributes a full year of revenues.

  Attrition

       Subscriber attrition has a direct impact on our results of operations, since it affects both our revenues and amortization expense. We define attrition as a ratio, the numerator of which is the number of lost customer accounts for a given period, net of certain adjustments, and the denominator, which is the average number of accounts for a given period. The adjustments made to lost accounts are related to those accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase hold back may be less than actual attrition experience.

       The Company has historically amortized the assets related to its customer base as a composite pool on a straight-line method over a period of ten years. The Company's actual attrition experience shows that the relationship period with any individual customer can vary significantly and may be substantially shorter or longer than ten years. Customers discontinue service with the Company for a variety of reasons, including relocation, service issues, and cost. A portion of the acquired customer base can be expected to discontinue service with the Company every year. The Company is presently reconsidering the appropriateness of using a composite pool, straight-line amortization, and the ten-year period. Any significant change in accounting policy or in the pattern of the Company's historical attrition experience would have a material effect on the Company's results of operations. See Note 4 to Consolidated Financial Statements for further discussion.

        During the second quarter of 1999, there were indicators that attrition was exceeding expected levels. Attrition for the trailing twelve months ending June 30, 1999, was 10.5% compared to 9.7% at the end of March 31, 1999. Annualized attrition for the quarter ended June 30, 1999 was 14.3%.

       In early 1999, the Company consolidated monitoring of accounts to central locations to improve customer service. The execution of this strategy caused service disruptions that adversely affected customer service. The Company is attempting to address these customer service issues. In this regard, the Company has hired approximately 150 additional service representatives.

  Recent Developments

      Sale of Mobile Division. The sale of our Mobile Division to ATX Technologies ("ATX") was announced on June 28, 1999. The sales price is approximately $20 million in cash plus a note and a preferred stock investment in ATX. The Company will continue to deliver mobile services through a reseller arrangement with ATX. It is anticipated the sale will be completed in the third quarter of 1999. For the six months ended June 30, 1999, the net loss attributable to the Mobile Division was approximately $1.9 million.

        SEC Review. The Company received a letter from the Division of Corporation Finance of the SEC on August 11, 1999. The letter raised questions about the Company's financial statements and stated that, in the view of the staff, there are errors in the Company's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. These questions relate to the methodology used by the Company to amortize customer accounts, and to the purchase price allocation to customer accounts in the Network Multifamily acquisition. If a change from the average estimated life of ten years used to amortize accounts is determined to be appropriate, the Company estimates that a one-year to three-year reduction in estimated useful life would result in additional amortization expense of approximately $14 million to $54 million per year. Any such increased amortization expense would reduce earnings, but would not affect cash flow from operations. The Company is discussing these issues with the SEC staff. The Company cannot predict the timing or impact on its financial statements of these discussions. The Company is reconsidering the accounting used for amortization of customer accounts and the purchase accounting for prior acquisitions. Such changes may require a restatement of prior year financial statements and may require Protection One to perform an asset impairment evaluation.

     Dealer Program. In 1998, the Company expanded the Dealer Program (Dealer Program) for its North American single family residential market. As part of the Dealer Program, the Company entered into contracts with dealers, typically independent alarm companies, providing for the purchase of customer accounts generated by the dealer on an ongoing basis. The Company currently has a limited internal sales capability and relies on the Dealer Program for the generation of substantially all new customer accounts except those acquired as part of the acquisition of other security companies.

     In the second quarter, the Company established a goal of identifying steps that could be taken to reduce the cost of acquired accounts and reduce attrition by acquiring higher quality accounts. As a result, the Company has begun notifying dealers that it does not intend to renew their contracts under their current terms and conditions when they expire. The term of dealer contracts ranges from one to five years and automatically renews unless notice of non-renewal is given by either party as provided in the contract. The Company is attempting to renew contracts with terms providing for a lower cost for acquired customer accounts based upon the multiple of monthly recurring revenue and other revised terms that improve the quality of the acquired customer accounts. The Company cannot predict whether it will be successful in renewing existing dealer contracts, or entering into contracts with new dealers, on acceptable terms. This could result in a loss of dealers and fewer customer accounts available for purchase. The failure to replace customer accounts could have a material adverse impact on our financial condition.

    Six Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm
Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). Other Protection One dealers have threatened similar litigation. The Company believes it has complied with the terms of these contracts and intends to vigorously defend its position. The Company cannot currently predict the impact of these disputes with dealers which could be material.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

    General. Results for the six months ended June 30, 1999, (the "first half of 1999") reflect the operations of Protection One following the acquisition of security businesses in Europe subsequent to May, 1998, while results for the comparable period in 1998 reflect primarily the operations of Protection One North America. In the first half of 1998, the Company added approximately 488,000 customers through business acquisitions (the "1998 acquisitions"). Accordingly, the results of the first half of 1999 contain a full six months of operations for such acquisitions. Increases in revenues and expense items discussed below are attributable to four factors, as appropriate: (i) changes in the financial results of Protection One North America; (ii) the 1998 Acquisitions (iii) the acquisition of alarm businesses in Europe in the second quarter and late in the third quarter of 1998, and (iv) a significant increase in the level of customers added through the Dealer Program. Discussion of results in future periods may not include specific discussion of contributions from the 1998 Acquisitions, which consist primarily of Comsec, Multimedia and Network.

    Revenues for the first half of 1999 increased by approximately $125.5 million, or 72.2%, to $299.3 million from $173.8 million for the comparable period in 1998. Monitoring and related services revenues increased by approximately $96.8 million, or 61.2%. The majority of the increase is due to Protection One Europe, with the remaining increase attributed to the 1998 Acquisitions and the growth of Protection One North America. Approximately 62.8% of this increase is due to Protection One Europe.

    Installation and other revenues increased by $28.7 million, or 183.7% to $44.3 million from $15.6 million, reflecting additional installation revenues of $33.4 million from Protection One Europe and a decrease in Protection One North America installation revenues. We maintain internal sales and installation capabilities in certain areas, such as Network Multifamily, our commercial installations and our European operations where we principally rent security systems.

    Cost of revenues for the first half of fiscal 1999 increased by approximately $27.7 million, or 49.9%, to $83.2 million from $55.5 million. Cost of revenues as a percentage of total revenue decreased to 27.8% for the first half of fiscal 1999 from 31.9% for the comparable period in 1998. Monitoring and related service expenses increased by approximately $15.1 million, or 33.8%, primarily due to Protection One Europe, which accounted for approximately 81.3% of the total increase. Monitoring and related service expenses as a percentage of monitoring related services revenues decreased to 23.5% for the first half of fiscal 1999, from 28.3% in the comparable period in 1998.

    Installation and other cost of revenues increased by $12.6 million, or 117.3%, reflecting primarily installation activities from Protection One Europe.

    Gross profit for the first half of 1999, was approximately $216.2 million, representing an increase of $97.8 million, or 82.7%, over the $118.4 million of gross profit recognized in the comparable period in 1998. Such increase is primarily due to the contribution by Protection One Europe of $56.3 million, or approximately 57.5%, with the 1998 Acquisitions and the growth of Protection One North America comprising the remainder of the increase. Gross profit as a percentage of total revenues was 72.2% for the first half of fiscal 1999, compared to 68.1% for the comparable period in 1998. The increase in gross profit as a percentage of revenues is due to the cost of revenues factors noted above.

    Selling, general and administrative expenses ("S,G&A") rose to $84.5 million in the first half of fiscal 1999, an increase of approximately $38.0 million, or 81.6%, over S,G&A in the comparable period in 1998. The majority of the increase (approximately $32.5 million or 85.5%) is due to Protection One Europe, the growth of Protection One North America and the 1998 Acquisitions. S,G&A figure as a percentage of total revenues increased from 26.8% in the first half of 1998 to 28.2% in the first half of 1999. The increase in S,G&A as a percentage of total revenues reflects the higher percentage of S,G&A as a percentage of revenues from Protection One Europe of approximately 41.2%. The higher percentage of S,G&A for Protection One Europe is due to the internal sales and installation activities.

    Acquisition expenses for the first half of 1999 increased to $11.6 million, an increase of approximately $2.1 million, or 22.5% from $9.5 million in the comparable period in 1998. The increase is due to efforts to integrate the 1998 Acquisitions and to support the national Dealer Program.

    Amortization of intangibles and depreciation expense was $87.5 million for the first half of fiscal 1999, an increase of $39.0 million, or 80.3% over the $48.5 million in the comparable period in 1998. The increase is due primarily to the 1998 Acquisitions and the growth in our Dealer Program in Protection One North America. Depreciation and amortization expense from Protection One Europe represented $10.7 million, or approximately 27.4% of the increase. See Note 4 to Consolidated Financial Statements for further discussion.

     Employee severance cost for the first half of fiscal 1999 was $2.0 million which is the cost associated with the severance of certain of our former officers. The Company will expense severance costs of approximately $1.2 million following the resignation of the Company's president and chief operating officer in July 1999.

    Other income (expense) totaled $(41.0) million of expense in the first half of 1999, as compared to $(11.5) million of expense in the comparable period in 1998. Interest expense increased by $17.1 million to $42.0 million during the six months ended June 30, 1999, compared to $24.9 million for the six months ended June 30 1998, reflecting the increased debt level when compared to the second quarter of 1998. Interest expense in the first half of 1998 was significantly offset by other income of $13.4 million, reflecting a gain on repurchase of certain contracts.

    Income tax (expense) benefit totaled ($1.5) million for the six months ended June 30, 1999. The company's provision for income taxes is higher than the effective rate primarily due to the non-deductibility of goodwill amortization which was incurred as a result of its acquisition program. We consolidate with our parent company, Western Resources, Inc. for federal tax reporting purposes. We do not consolidate Protection One Europe for tax reporting purposes.

    Balance sheet data. At June 30, 1999, the Company's working capital deficit was $37.3 million compared to a working capital deficit of $48.2 million at December 31, 1998. This decrease in the working capital deficit of $10.9 million is primarily due to an increase in current deferred tax assets of $21.6 million offset by an increase in purchase holdbacks of $9.0 million.

    Goodwill and trademarks, net and customer accounts, net, increased to $2.3 billion at June 30, 1999, from $2.2 billion at December 31, 1998. This net increase of approximately $129.5 million, or 5.9% reflects the addition of approximately 166,000 customer accounts, offset by amortization expense for the first half of 1999 of $80.0 million. See Note 4 to Consolidated Financial Statements for further discussion.

    Total stockholders' equity decreased approximately $14.6 million to $1,330.5 million from $1,345.1 million. The decrease in such figure reflects the net loss of $12.0 million for the six months ended June 30, 1999 and the increase in the unrealized loss on marketable securities and currency translation.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

    Revenues for the second quarter of 1999 increased by approximately $53.8 million, or 55.4%, to $150.8 million from $97.0 million for the comparable period in 1998. Approximately 73.0% of this increase is due to Protection One Europe. Monitoring and related services revenues increased by approximately $40.4 million, or 46.2%. The majority of the increase is due to Protection One Europe, the 1998 Acquisitions and the growth of Protection One North America. Monitoring and related service from our Mobile Division increased 32.6% to $0.12 million in the second quarter of 1999 from $0.09 million in the comparable period in 1998.

    Installation and other revenues increased by $13.4 million, or 139.6% to $23.0 million from $9.6 million, reflecting additional installation revenues of $17.2 million from Protection One Europe offset by a decrease in Protection One North America installation revenues. The decline in Protection One North America installation revenues reflects our conversion of substantially all sales and installation activities previously conducted by an internal sales force to the Dealer Program. We maintain internal sales and installation capabilities in certain areas, such as our Network Multifamily Security subsidiary our commercial installations and our European operations where we principally rent security systems.

    Cost of revenues for the second quarter of fiscal 1999 increased by approximately $10.4 million, or 33.0%, to $41.9 million from $31.5 million. Cost of revenues as a percentage of total revenue decreased to 27.8% for the second quarter of fiscal 1999 from 32.4% for the comparable period in 1998. Monitoring and related services expenses increased by approximately $5.5 million, or 22.2%, primarily due to Protection One Europe, which accounts for approximately 74.6% of the total increase. Monitoring and related services expenses as a percentage of monitoring and related services revenues decreased to 23.6% for the second quarter of fiscal 1999, from 28.2% in the comparable period in 1998.

    Installation and other cost of revenues increased by $4.9 million, or 72.3%, reflecting primarily installation activities from Protection One Europe in the amount of $7.1 million.

    Gross profit for the second quarter of 1999, was approximately $108.9 million, representing an increase of $43.4 million, or 66.1%, over the $65.6 million of gross profit recognized in the comparable period in 1998. Such increase is primarily due to the contribution by Protection One Europe of $28.1 million, or approximately 64.8%, with the 1998 Acquisitions and the growth of Protection One North America comprising the remainder of the increase. Gross profit as a percentage of total revenues was 72.2% for the second quarter of fiscal 1999, compared to 67.6% for the comparable period in 1998. The increase in gross profit as a percentage of revenues is due to the cost of revenues factors noted above.

    Selling, general and administrative expenses ("S,G&A") rose to $43.9 million in the second quarter of fiscal 1999, an increase of approximately $17.9 million, or 68.7%, over S,G&A in the comparable period in 1998. The majority of the increase (approximately $16.6 million or 93.1%) is due to Protection One Europe, the growth of Protection One North America and the 1998 Acquisitions. Such figure as a percentage of total revenues increased from 26.8% in the second quarter of 1998 to 29.1% in the second quarter of 1999. The increase in S,G&A as a percentage of total revenues reflects the higher percentage of S,G&A as a percentage of revenues from Protection One Europe of approximately 42.3%. The higher percentage of S,G&A for Protection One Europe is due to the internal sales and installation activities.

    Acquisition expenses for the second quarter of 1999, increased to $6.8 million, an increase of approximately $0.8 million, or 12.2% from $6.0 million in the comparable period in 1998. The increase is due to efforts to integrate the 1998 Acquisitions and to support the national Dealer Program.

    Amortization of intangibles and depreciation expense was $44.9 million for the second quarter of fiscal 1999, an increase of $17.1 million, or 61.5% over the $27.8 million in the comparable period in 1998. The increase is due primarily to the 1998 Acquisitions and the growth in our Dealer Program in Protection One North America. Depreciation and amortization expense from Protection One Europe represented $5.2 million, or approximately 30.3% of the
increase.   See  Note  4  to  Consolidated   Financial  Statements  for  further
discussion.

    Other income (expense) totaled $(21.2) million of expense in the second quarter of 1999, as compared to $(3.6) million of expense in the comparable period in 1998. Interest expense increased by $8.0 million, or 58.7% to $21.8 million during the quarter ended June 30, 1999, compared to $13.8 million for the quarter ended June 30, 1998, reflecting the increased debt level when compared to the second quarter of 1998. The increase in debt was used to fund accounts purchased under the Dealer Program, acquisitions and operations. Interest expense in the second quarter of 1998 was significantly offset by other income of $10.2 million, reflecting a gain on repurchase of certain contracts.

    Income tax (expense) benefit totaled $0.4 million for the quarter ended June 30, 1999. The Company's provision for income taxes is higher than the effective rate primarily due to the non-deductibility of goodwill amortization which was incurred as a result of its acquisition program. We consolidate with our parent company, Western Resources, Inc. for federal tax reporting purposes. We do not consolidate Protection One Europe for tax reporting purposes.

Liquidity and Capital Resources

    The Company borrows to fund operations in excess of internally generated cash under its existing $500 million senior credit facility. The Company's ability to borrow under the facility is subject to compliance with certain financial covenants, including a debt to annualized EBITDA ratio ("leverage ratio") of 5.0 to 1.0 and an annualized EBITDA to interest expense ratio ("interest coverage ratio") of 2.75 to 1.0. As of June 30, 1999, the ratios were approximately 4.7 to 1.0 and 3.3 to 1.0. At year end 1999, the leverage ratio will be reduced to 4.5 to 1.0. The Company currently borrows approximately $20 million per month, principally to fund the purchase of customer accounts. The Company currently believes it is likely, absent successful implementation of the alternatives discussed below, that it will be unable to satisfy the current leverage and interest coverage ratio covenants in the credit facility following the third quarter of 1999. The resolution of the accounting issues raised by the SEC of the Company's accounting practices would most likely cause the Company to need to obtain waivers or consents under the credit facility and could impact the Company's ability to meet the financial covenants contained in the credit facility. The Company is exploring alternatives to address these covenant restrictions, including the sale of assets to reduce debt, seeking waivers or renegotiating these covenants with lenders, or refinancing the facility. The Company believes it will be able to address this matter in a manner so that there is no default under the credit facility or significant impact on its liquidity, but no assurance can be given that the Company will be able to do so or the terms thereof.

    Cash will also be generated from recurring revenue from our security alarm monitoring services customer base which generated $120.0 million of recurring EBITDA in the six months ended June 30, 1999. Cash flow from operations per the statement of cash flows was $71.9 million. EBITDA is derived by adding to income
(loss) before income taxes, the sum of interest expense and depreciation and amortization expense. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative of neither operating performance nor cash flows available to fund our cash needs. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Our computation of EBITDA may not be comparable to other similarly titled measures of other companies.

    We generated $71.9 million of net cash provided by operating activities for the six months ended June 30, 1999, compared to the $57.5 million net cash provided by operating activities in the six months ended June 30, 1998. The increase in net cash provided by operating activities reflects the increases in our customer base from which recurring monthly revenue is derived.

    We used $192.3 million of net cash in investing activities for the six months ended June 30, 1999, compared to the use of $514.3 million for the comparable period in 1998. Investing activities during the six months ended June 30, 1999, included Dealer Program purchases and enterprise-wide software expenditures. Investing activities during the six months ended June 30, 1998, included the acquisition of Comsec, Multimedia, Hambro and Canguard as well as Dealer Program purchases.

    We generated $127.7 million of net cash through financing activities for the six months ended June 30, 1999, compared to generating $398.7 million for the six months ended June 30, 1998. We obtained funding of approximately $130 million through our $500 million senior credit facility.

    The  indentures  governing  the  Senior  Subordinated   Discount  Notes  and
Convertible Senior Subordinated Notes contain certain restrictions on the transfer of Company funds, including dividends, loans and advances made by the Company. Refer to the Company's 1998 Form 10-K/A for additional information on these notes.

    Material Commitments. Under the Company's agreements with dealers, the Company may be required to purchase customer accounts on an ongoing basis. The Company is currently spending approximately $20 million to $25 million per month to purchase these customer accounts.

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

    Tax Matters. Protection One is consolidated into income tax returns filed by its parent, WRI. The two parties have entered into a tax sharing agreement, whereby WRI will make cash payments to us for current tax benefits utilized for income tax return purposes and will require cash payments from us for current tax expenses incurred for income tax return purposes. This arrangement has allowed us to provide a current tax benefit for the year ended December 31, 1998, as well as for the six months ended June 30, 1999.

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

Year 2000 Issue

    An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice could result in incorrect results when computers perform arithmetic operations, comparisons, or data field sorting involving years later than 1999.

      We are reviewing our computer programs, computer hardware and embedded systems identified as critical to our businesses and operational needs to assess and to correct any components that could be affected by the change of date to January 1, 2000, as well as other dates in 2000. In addition, we engaged an outside consulting firm with an international reputation in Year 2000 to conduct an independent validation and verification (IV&V) of our Y2K readiness programs.

    We have substantially completed the review and assessment of our systems, although changes in the state of compliance or preparedness within companies that provide services or equipment to us will require us to continue our evaluations of these third-party vendors as the need arises or as prudence dictates, until January 1, 2000 or later if need be. Our ongoing review will also focus on the acquisition of businesses that include additional information technology systems, or non-information technology systems and equipment such as electrical, heating and cooling systems.

     A number of our accounts are monitored by other firms on Protection One's behalf. In the Protection One North America monitoring division, we are assimilating these accounts into our own facilities, but will not have completed this effort prior to January 1, 2000. We are therefore actively evaluating these third-party monitoring (TPM) firms at this time for Y2K readiness and using the results of this evaluation as inputs to our account-assimilation priorities. In the European division, international third-party-monitored accounts (Germany, Belgium, Netherlands, Switzerland) cannot be assimilated into our French monitoring facilities because of restrictions on trans-border alarm signal flow, and establishing owned monitoring centers in these countries is not feasible at this time. Evaluation of these four third-party monitoring firms (one for each of the four countries) will be completed prior to the end of October, 1999. Consolidation of all U.K. accounts, both those currently monitored by TPMs and those monitored in Protection One-owned facilities, will be consolidated into the Protection One U.K. monitoring facility by the end of October (from TPMs), and by year-end 1999 (from other Protection One-owned facilities). Network Multifamily does not use TPMs. The total number of TPM accounts is less than 7% of all accounts at this time, and is expected to be less than 5% at year-end 1999.

     Our Year 2000 policy requires testing as a method for verifying the Year 2000 readiness of business-critical items. For those items that are impossible to test, other methods may be used to identify the readiness status, provided adequate contingency plans are established to provide a workaround or backup for the item. Development of contingency plans commenced in January 1999 and is scheduled to conclude in September, 1999. Testing of contingency plans, and mobilization for "Millennium Day", will be done in the third and fourth quarters of 1999. Protection One North America's equipment testing is scheduled to be completed by December 20, 1999.

    We have largely completed the remediation and readiness verification phase of our plans with respect to our Protection One North America monitoring operations where problems that were identified are being corrected and re-tested. Our highest priority has been to ensure the Y2K-readiness of Protection One's call centers responsible for alarm monitoring and for responding to customer telephone calls. At this time we believe that our call centers will continue to be able to receive and act upon alarm signals and in-person telephone calls, so long as infrastructure elements over which Protection One has no control (such as electrical power, telephones, and governmental services) are not disrupted or overwhelmed by consumer demand. The majority of our current efforts are now concentrated in contingency planning, and concluding our Year 2000 readiness verification testing.

    In the Protection One North America Monitoring division, remediation of known non-compliant computer-based systems has been completed except for one billing system serving some 50,000 accounts. Remediation and testing of this system is scheduled to be completed by year end. Remediation and testing of systems at Network Multifamily is complete except for one vendor upgrade to a monitoring application, expected to be completed by end of August. In Europe, remediation of in-house systems is complete, and remediation (software migration) of a U.K. TPM system is under way. We expect to have removed all Protection One accounts from this TPM system by end of October, however, readiness verification (testing of business-critical systems previously assessed as Y2K-compliant) is proceeding in priority order, and will continue throughout the calendar year, as a double-check. A substantial amount of readiness verification has already been completed on Protection One North America Monitoring major systems, with only non-critical errors found.

    We have estimated the total cost to update all critical operating systems for Year 2000 readiness to be approximately $5.0 million. As of June 30, 1999, approximately $2.5 million of these costs had been incurred. These costs include labor for both company employees and contract personnel used in the Year 2000 program and non-labor costs for software tools used in the remediation and testing efforts, replacement software, replacement hardware, replacement embedded devices, and other such costs associated with testing and replacement. Management continues to review the projected costs associated with the Year 2000 readiness. To date, the costs of the Year 2000 readiness program have been substantially information-technology related. Non-information technology systems are highly critical to our business, but are largely beyond our ability to control. This includes telephones, electricity, water, transportation, and governmental infrastructure.

    The costs of the Year 2000 project and the date on which we plan to complete the Year 2000 modification, estimated to be during 1999, are based on the best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved; actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

    The table below summarizes the status of the components of the Year 2000 Readiness Program as of  June 30, 1999.

                                             North American           Network Multi-Family        Protection One Europe
Phase:                                         Monitoring
                                         ------------------------    ------------------------    ------------------------

Identification and assessment                   Completed                   Completed                 85% Complete

Remediation and unit testing                  95% Complete                  Completed                 83% Complete
Comprehensive      Y2K     readiness
verification:
Guidelines and tools                            Completed                   Completed                   Completed
Testing                                       50% Complete                90% Complete                80% Complete
Contingency planning:
Guidelines and tools                            Completed                   Completed                   Completed
Plan development                              70% Complete                  Completed                 20% Complete
Contingency    plan    testing   and
resourcing:
Guidelines and tools                            Completed                   Completed                   Completed
Testing and resourcing                     To do Sept-Nov 1999         To do Sept-Nov 1999         To do Sept-Nov 1999
Mobilization, alert, and standby           To do Nov-Dec 1999          To do Nov-Dec 1999          To do Nov-Dec 1999


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has not experienced any significant changes in its exposure to market risk since December 31, 1998. For additional information on the Company's market risk, see the Form 10-K/A dated December 31, 1998.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

    Since April 1999, four alleged class action litigations have been filed in the United States District Court for the Central District of California against Protection One, Inc. and certain of its present and former officers. The four actions are: David Lyons v. Protection One, Inc., Western Resources, Inc., James M. Mackenzie, Jr., John W. Hesse, and John E. Mack, III,
No. 99-CV-3755 (C.D.Cal.) (filed April 7, 1999); Randall Karkutt v. Protection One, Inc., James M. Mackenzie, Jr., and John W. Hesse, No. 99-CV-3798 (C.D.Cal.) (filed April 8, 1999); David Shaev v. Protection One, Inc.,
John E. Mack, III, James H. Mackenzie, Jr., and John Hesse, No. 99-CV-4147 (C.D.Cal.) (filed April 20, 1999); and Mike Ringel v. Protection One, Inc., Western Resources, Inc., James M. McKenzie, Jr., John W. Hesse and
John E. Mack, III, No. 99-CV-5534 (C.D.Cal) (filed May 28, 1999). The actions are purportedly brought on behalf of purchasers of the common stock of Protection One, Inc. during periods beginning February 10, 1998 (Karkutt and Ringel), February 12, 1998 (Shaev), or April 23, 1998 (Lyons), and ending April 1, 1999. All four complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 based on allegations that various statements made by the defendants concerning the financial results of Protection One, Inc. were false and misleading and not in compliance with generally accepted accounting principles. The complaints seek unspecified amounts of damages and an award of fees and expenses, including attorney's fees. By an order dated August 2, 1999, the District Court consolidated the four actions and appointed Ronald Cats as lead plaintiff in the consolidated actions. The Court further ordered that plaintiffs will file a single consolidated amended complaint within sixty days. Protection One believes these actions are without merit and intends to defend against them vigorously.

    Six Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm
Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). Other Protection One dealers have threatened similar litigation. The Company believes it has complied with the terms of these contracts and intends to vigorously defend its position. The Company cannot currently predict the impact of these disputes with dealers which could be material.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

    The 1999 annual meeting of Protection One, Inc.'s stockholders (the "Annual Meeting") was held on May 12, 1999. All directors nominated were elected at the Annual Meeting. For the election of directors, the results were as follows:

                 Nominee                           Votes For                                   Votes Withheld
           Charles Q. Chandler IV                  120,774,895                                     232,263
           Robert M. Chefitz                       120,991,501                                      15,657
           Howard A. Christensen                   120,774,714                                     232,444
           Maria de Lourdes Duke                   120,774,895                                     232,263
           John E. Mack III                        120,797,812                                     209,346
           Ben M. Enis                             117,096,478                                   3,910,680
           Carl M .Koupal, Jr.                     120,774,795                                     232,363
           Douglas T. Lake                         120,774,795                                     232,363
           John C. Nettels, Jr.                    120,967,336                                      39,822
           Thomas K. Rankin                        120,986,075                                      21,083
           Anthony D. Somma                        120,774,747                                     232,411
           James Q. Wilson                         120,977,565                                      29,593

ITEM 5.   OTHER INFORMATION.

    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits. The following exhibits are filed with this Current Report on Form 10-Q or incorporated by reference.

Exhibit
Number                     Exhibit Description


    27.1                            Financial Data Schedule.*

---------
* Filed herewith

(b) During the quarter ended June 30, 1999, the company filed four Reports on Form 8-K. A Current Report on Form 8-K dated April 1, 1999, reported the extension of filing of the Company's Form 10-K. A Current Report on Form 8-K dated July 2, 1999, reported the proposed sale of the Company's Mobile Division. A Current Report on Form 8-K dated August 12, 1999, reported second quarter earnings. A Current Report on Form 8-K/A dated August 13, 1999, reported a correction in Form 8-K filed on August 12, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:  August 16, 1999                     PROTECTION ONE, INC.
    ---------------------
                                           PROTECTION ONE ALARM MONITORING, INC.

                                           By:     /s/     Anthony D. Somma
                                                           Anthony D. Somma
                                                        Chief Financial Officer

                                  Exhibit List

Exhibit
Number                     Exhibit Description



    27.1                   Financial Data Schedule.