Form 10-Q
period 1999-09-30
PROTECTION ONE INC
filed 1999-11-12
CIK 916230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       or
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


              Delaware                                  Delaware
      (State or Other Jurisdiction            (State of Other Jurisdiction
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






    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of November 10, 1999, Protection One, Inc. had outstanding 126,944,077 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                 September 30,       December 31,
                                                                     1999                1998
                                                                --------------     ----------
                            ASSETS
                                                                                      (Restated)
Current assets:
      Cash and cash equivalents.........................          $   19,101          $   10,025
      Restricted cash...................................               8,991              11,987
      Marketable securities.............................               9,617              17,770
      Receivables, net..................................              67,932              61,262
      Inventories.......................................              10,976               7,895
      Prepaid expenses..................................               3,703               3,867
      Tax receivable & current deferred taxes...........              78,156              55,429
      Other assets......................................              20,107              19,605
                                                                  ----------          ----------
           Total current assets.........................             218,583             187,840
Property and equipment, net.............................              59,671              46,959
Customer accounts, net..................................           1,164,412           1,031,956
Goodwill and trademarks, net............................           1,118,678           1,175,153
Other...................................................              44,321              68,528
                                                                  ----------          ----------
   Total assets.........................................          $2,605,665          $2,510,436
                                                                  ==========          ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable..................................          $   21,668          $   16,374
      Accrued liabilities...............................              73,121              77,412
      Purchase holdbacks................................              45,422              42,303
      Long-term debt, current portion...................              34,469              40,838
      Capital leases, current portion...................               1,655               1,361
      Deferred revenue..................................              62,367              57,703
                                                                  ----------          ----------
           Total current liabilities....................             238,702             235,991
Long-term debt, net of current portion..................           1,074,731             926,784
Capital leases, net of current portion..................                  --                 187
Other liabilities.......................................               3,154               3,238
                                                                ----------------   ----------------
   Total liabilities....................................           1,316,587           1,166,200

Commitments and contingencies ( See Note 6)

Stockholders' equity:
Preferred  stock,  $0.10 par value,  5,000,000  authorized,
  none outstanding......................................                 --                 --
Common   stock,   $0.01  par   value,   150,000,000   shares
  authorized, 126,890,169  shares  issued and  outstanding,
  at September 30, 1999 and 126,838,741 at
  December 31, 1998...............                                     1.269               1.268
   Additional paid-in capital...........................           1,392,342           1,392,256
   Accumulated other comprehensive income, net..........              (4,376)             (2,576)
   Accumulated  deficit.................................            (100,157)            (46,712)
                                                                  ----------          ----------
           Total stockholders' equity...................           1,289,078           1,344,236
                                                                  ----------          ----------
   Total liabilities and stockholders equity............          $2,605,665          $2,510,436
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

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

              (Dollars in thousands, except for per share amounts)
                                   (Unaudited)

                                                        Nine Months Ended September 30,_
                                                           1999                   1998
                                                  ---------------------  -------------
                                                                             (Restated)
Revenues:
      Monitoring and related services.........           $386,283               $254,749
      Installation and other..................            66,197                 22,347
                                                         -------                 ------
           Total revenues.....................           452,480                277,096

Cost of revenues:
      Monitoring and related services.........            99,497                 71,914
      Installation and other..................            33,472                 16,113
                                                         -------                -------
           Total cost of revenues.............           132,969                 88,027
                                                         -------                -------

           Gross profit.......................           319,511                189,069

Selling, general and administrative expense...           134,711                 69,987
Amortization  of  intangibles  and  depreciation         182,606                 81,064
expense.......................................
Acquisition expense...........................            21,932                 14,470
Employee severance and transition cost........             4,308                     --
                                                         -------                 ------
           Operating income...................           (24,046)                23,548
Other income/expense:
      Interest expense, net...................            64,334                 21,297
      Interest expense to parent, net.........                --                 16,033
      Gain on sale of Mobile Services Group...           (17,249)                    --
      Other...................................               (71)               (20,785)
                                                         -------                -------
                Income   (loss)   before  income
taxes &                                                  (71,060)                 7,003
                  extraordinary item..........
Income tax (expense) benefit..................            17,615                 (6,251)
                                                         -------                -------
Income (loss)before extraordinary item........           (53,445)                   752
  Extraordinary gain, net of tax..............                --                  1,591
                                                         -------                -------
     Net income (loss)........................           $(53,445)              $ 2,343
                                                         ========               =======

Other comprehensive income:
  Unrealized loss on marketable  securities,
    net of tax....................................       $(3,888)               $(1,959)
  Unrealized  loss on currency  translation,
    net of tax....................................          (488)                    --
                                                           -----                --------

Comprehensive income (loss):                             $(57,821)              $   384
                                                         ========               =======

     Income (loss) per common share...........           $  (0.42)              $  0.01
                                                         ========               =======
     Extraordinary gain per common share                 $  (0.00)              $  0.02
                                                         ========               =======
     Net income(loss) per common share                   $  (0.42)              $  0.03
                                                         ========               =======


     Weighted average common shares
     outstanding (in thousands)...............            126,872               102,445





             The accompanying notes are an integral part of these
                       consolidated financial statements.



                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

              (Dollars in thousands, except for per share amounts)
                                   (Unaudited)

                                                        Three Months Ended September 30,_
                                                           1999                     1998
                                                  ---------------------    -------------
                                                                               (Restated)
Revenues:
      Monitoring and related services.........           $131,220                 $96,527
      Installation and other..................            21,911                    6,734
                                                         -------                  -------
           Total revenues.....................           153,131                  103,261

Cost of revenues:
      Monitoring and related services.........            39,631                   27,159
      Installation and other..................            10,181                    5,396
                                                         -------                  -------
           Total cost of revenues.............            49,812                   32,555
                                                         -------                  -------

           Gross profit.......................           103,319                   70,706

Selling, general and administrative expense...            50,203                   23,454
Amortization  of  intangibles  and  depreciation          94,250                   31,761
expense.......................................
Acquisition expense...........................            10,298                    4,970
Employee severance and transition cost........             2,309                       --
                                                         -------                  -------
           Operating income...................           (53,741)                  10,521
Other income/expense:
      Interest expense, net...................            22,319                    7,875
      Interest expense to parent, net.........                --                    4,554
      Gain on sale of Mobile Services Group...           (17,249)                      --
      Other...................................               945                   (7,372)
                                                         -------                  -------
      Income (loss) before income tax.........           (59,756)                   5,464
Income tax (expense) benefit..................            18,770                   (4,489)
                                                         -------                  -------
      Net income (loss).......................          $(40,986)                 $   975
                                                        ========                  =======
Other comprehensive income:
  Unrealized loss on marketable  securities,
    net of tax....................................       $(3,888)               $(1,959)
  Unrealized  loss on currency  translation,
    net of tax....................................          (488)                    --
                                                           -----                --------

Comprehensive income (loss):                             $(45,362)              $  (984)
                                                         ========               =======

     Net income (loss) per common share...........       $  (0.32)              $  0.01
                                                         ========               =======

     Weighted average common shares outstanding
      (in thousands)..............................       126,890                127,345




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)


                                                                  Nine Months Ended September 30,
                                                                    1999                   1998
                                                           ---------------------  -------------

                                                                                       (Restated)
Cash flow from operating activities:
Net income (loss)......................................          $ (53,445)              $ 2,343
Adjustments  to reconcile  net income  (loss) to net cash
provided
  by operating activities:
    Extraordinary gain.................................                 --                (1,591)
    Gain on sale of Mobile Services Group..............            (17,249)                   --
    Gain on Guardian stock exchange transaction........                 --                (2,498)
    Amortization and depreciation......................            182,606                81,064
    Accretion of discount note interest................             (5,057)                4,635
    Deferred income taxes..............................            (20,795)                5,817
    Provision for doubtful accounts....................             16,933                 7,762
    Loss on sale of marketable securities..............              1,910                    --
Changes in assets and liabilities, net of effects of acquisitions:
    Receivables, net...................................            (17,505)               (3,550)
    Other current assets...............................             (1,120)               (8,765)
    Accounts payable...................................              5,302                (4,051)
    Other liabilities..................................            (15,644)                1,368
                                                                 ---------               -------
         Net cash provided by operating activities.....             75,936                82,534
                                                                 ---------               -------

Cash flows from investing activities:
    Purchase of installed security systems.............           (207,657)             (228,352)
    Purchase of property and equipment.................            (26,679)              (18,933)
    Purchase (sale) of marketable securities...........              2,722               (14,365)
    Acquisition of alarm companies, net of cash received           (27,408)             (554,230)
    Proceeds from sale of Mobile Services  Group,  net of           19,087                    --
cash paid..............................................
    Investment in Guardian.............................                 --                (4,131)
                                                                 ---------               -------
         Net cash used in investing activities.........           (239,935)              (820,011)
                                                                 ---------               --------

Cash flows from financing activities:
    Proceeds from equity offering......................                 --               402,322
    Payments on long-term debt.........................                 --               (86,205)
    Proceeds from long term-debt.......................            171,725               247,160
    Funding from parent................................                434               113,239
    Stock options and warrants exercised...............                273                   820
                                                                 ---------               -------
         Net cash provided by financing activities.....            172,432               677,336
                                                                 ---------               -------
Effect of exchange rate changes on cash and equivalents                643                    --
                                                                 ---------               -------
         Net  increase   (decrease)   in  cash  and  cash            9,076               (60,141)
equivalents............................................
Cash and cash equivalents:
    Beginning of period................................             10,025                75,556
                                                                 ---------               -------
    End of period......................................          $  19,101               $15,415
                                                                 =========               =======

Interest paid during the period........................          $  54,437               $ 7,316
                                                                 =========               =======
Taxes paid during the period...........................          $     285               $    42
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

    As of September 30, 1999, Protection One is an approximately 85% owned subsidiary of Westar Capital, Inc. ("Westar Capital"), a wholly owned subsidiary of Western Resources, Inc. ("Western Resources").

    The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC").

    In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. All adjustments made were normal recurring adjustments except for the adjustment related to the change in accounting principle for customer accounts discussed in Note 3. The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. Certain purchase price allocations for acquisitions made in 1999 were made on a preliminary basis and are subject to change.

2.       Restatement of Financial Statements:

    The Company has restated its 1998 financial statements and its interim financial statements for the quarters ended March 31, 1999 and June 30, 1999. These restatements result from a revaluation of amounts assigned to acquired customers in the Multifamily business segment. During 1998, the Company acquired businesses in its Multifamily business segment and allocated a portion of the purchase price to the customer accounts acquired. During the third quarter of 1999, management analyzed the initial purchase price allocations for these acquisitions and increased the amount allocated to customer accounts by $19 million, reduced goodwill by $13 million and increased deferred taxes payable by $6 million. Due to the difference in periods over which customer accounts and goodwill are amortized, net income was decreased for each of the reported periods in 1999 and 1998 as follows:

                           As Previously Reported             Restatement                 As Restated
                         ----------------------------  --------------------------- ---------------------------
                                          Earnings                     Earnings                    Earnings
                            Amount        Per Share       Amount      Per Share       Amount      Per Share
                         --------------  ------------  ------------- -------------  ------------ -------------
                                          (Dollars in thousands, except for per share amounts)
Income (loss) before
   extraordinary gain
-----------------------
1998 - Quarter Ended:
   March 31                 $   398         $  -           $(204)        $ -          $   194      $   -
   June 30                     (199)           -            (221)          (.01)         (420)         (.01)
   September 30               1,206             .01         (229)          -              977           .01
   December 31               (5,459)           (.05)        (229)          -           (5,688)         (.05)
                         --------------  ------------  ------------- -------------  ------------ -------------
For the Year Ended
December 31, 1998           $(4,054)        $  (.04)       $(883)        $ (.01)      $(4,937)     $   (.05)
                         ==============  ============  ============= =============  ============ =============

Net income (loss)
-----------------------
1999 - Quarter Ended:
   March 31                 $(4,553)        $  (.04)       $(232)        $ -          $(4,785)     $   (.04)
   June 30                   (7,441)           (.06)        (232)          -           (7,673)         (.06)
1998 - Quarter Ended:
   March 31                     398            -            (204)          -              194          -
   June 30                    1,392             .02         (221)          (.01)        1,171           .01
   September 30               1,206             .01         (229)          -              977           .01
   December 31               (5,459)           (.05)        (229)          -           (5,688)         (.05)
                         --------------
                                         ============  ============= =============  ============ =============
For the Year Ended
December 31, 1998           $(2,463)        $  (.02)       $(883)        $ (.01)      $(3,346)     $   (.03)
                         ==============  ============  ============= =============  ============ =============

    The  restatements  did not impact  previously  reported  revenues and do not impact the Company's net cash flow.


3.       Change in Accounting Principle:

    The Company historically amortized the costs it allocated to its customer accounts by using the straight-line method over a ten-year life. The straight-line method, indicated in Accounting Principles Board Opinion No. 17 as the appropriate method for such assets, has been the predominant method used to amortize customer accounts in the monitored services industry. Management is not aware of whether the economic life or the rate of realization for the Company's customer accounts differs materially from other monitored services companies.

    The choice of a ten-year life was based on management's estimates and judgments about the amounts and timing of expected future revenues from these assets, the rate of attrition of such revenue over customer life, and average customer account life. Ten years was used because, in management's opinion, it would adequately match amortization cost with anticipated revenue from those assets even though many accounts were expected to produce revenue over periods substantially longer than ten years. Effectively, it expensed the asset costs ratably over an "expected average customer life" that was shorter than the expected life of the revenue stream, thus implicitly giving recognition to projected revenues for a period beyond ten years.

    The Company has recently concluded a comprehensive review of its amortization policy that was undertaken during the third quarter of 1999. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and the Company's historical attrition experience. After completing the review, management identified three distinct pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to the Company's North America, Multifamily and Europe business segments. These separate pools will be used going forward. For the North America and Europe pools, the analyzed data indicated to management that the Company can expect attrition to be greatest in years one through five of asset life and that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Management has elected to change to that method. No change was made in the method used for the Multifamily pool.

    The Company's amortization rates for the North America and Europe customer pools consider the average estimated remaining life and historical and projected attrition rates. The average estimated remaining life for each customer pool is as follows:

                       Average Estimated
                         Remaining Life
     Pool                   (Years)                          Method
---------------      -------------------       --------------------------------
North America               8-10                Ten-year 130% declining balance
Europe                       10                 Ten-year 125% declining balance
Multifamily                  12                 Ten-year straight-line

    Adoption of the declining balance method effectively shortens the estimated expected average customer life for these two customer pools, and does so in a way that does not make it possible to distinguish the effect of a change in method (straight-line to declining balance) from the change in estimated lives. In such cases, generally accepted accounting principles require that the effect of such a change be recognized in operations in the period of the change, rather than as a cumulative effect of a change in accounting principle. Accordingly, the effect of the change in accounting principle increased amortization expense reported in the third quarter by $47 million. Similarly, accumulated amortization recorded on the balance sheet would have been approximately $41 million higher if the Company had historically used the declining balance method through the end of the second quarter of 1999.

4.       Customer Accounts:

    Customer accounts are stated at cost. The cost includes amounts paid to dealers and the estimated fair value of accounts acquired in business acquisitions. Internal costs incurred in support of acquiring customer accounts are expensed as incurred. Customer accounts consist of the following (in thousands):


                                                 Nine Months Ended                Year Ended
                                                September 30, 1999             December 31, 1998
                                              ------------------------      ------------------------
Customer accounts                                     $ 1,150,342                   $   558,805
Acquisition of customer accounts                          291,550                       601,063
Non-cash charges to purchase holdbacks                     (9,918)                       (9,526)
                                                      -----------                   -----------
Total customer accounts                                 1,431,974                     1,150,342
Less accumulated amortization                             267,562                       118,386
                                                      -----------                   -----------
Customer accounts, net                                 $1,164,412                    $1,031,956
                                                      ===========                    ==========


    In conjunction with certain purchases of customer accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying attrition of the acquired customer accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. As of September 30, 1999 and December 31, 1998, purchase holdbacks were $45.4 million and $42.3 million, respectively.

     As the result of the attrition rates for the North America pool, the Company intends to hire an appraiser to perform a current lifing study to assess the impact of the 1999 customer service issues on the estimated long-term revenues to be received from the current North America account base. Upon completion of the study, the Company will consider the reasonableness of the value of its North America account base and the current amortization rates. This could result in a change in amortization rate. The Company intends to perform an evaluation for potential impairment taking into account the results of this study. Amounts involved may be material and would represent a non-cash charge to earnings.

5.       Debt:

    During the first nine months of 1999 the Company borrowed approximately $173 million on its senior credit facility. As of September 30, 1999 and December 31, 1998, total borrowings under this facility were approximately $215 million and $42 million, respectively. In addition, there were outstanding letters of credit of approximately $5 million at September 30, 1999. Available borrowings under the credit facility were approximately $30 million as of September 30, 1999 and November 10, 1999.

    The Company borrows to fund operations in excess of internally generated cash under its senior credit facility. The Company's ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.0 to 1.0 and an interest coverage ratio of 2.75 to 1.0. At year end 1999, the leverage ratio required under the credit facility will be reduced to 4.5 to 1.0. As of September 30, 1999, the ratios were approximately
6.7 to 1.0 and 2.0 to 1.0.

    The indentures governing the Company's outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company's ability to incur indebtedness. The Company is in compliance with all covenants contained in these indentures.

    The senior credit facility lenders have waived compliance with the current leverage and interest coverage ratio covenants through December 3, 1999. In connection with the waiver, the amount of the credit facility was reduced from $500 million to $250 million. The Company will not, absent successful implementation of the alternatives discussed below, be in compliance with the current leverage and interest coverage ratio covenants in the credit facility following the expiration of the waiver. The Company is discussing waivers or amendments to the senior credit facility with the lenders and exploring other alternatives to address these covenant restrictions and the reduced amount of the credit facility, including selling assets to reduce debt or refinancing the facility. The credit facility lenders have requested that the Company obtain credit support for the facility from Western Resources or one of its affiliates. The Company's public debt contains restrictions on providing certain forms of credit support to the credit facility. Further, there can be no assurance that Western Resources or its affiliates will provide any credit support to the lenders under the facility. If the Company's negotiations with its senior credit facility lenders are not successful, the Company will be in default under the credit facility. If the lenders elect to accelerate the outstanding indebtedness under the credit facility, this action would result in defaults under the indentures governing certain of the Company's outstanding notes and the repayment of the notes could be accelerated if the defaults were not cured within applicable grace periods. The Company would not be able to repay its indebtedness if repayment is accelerated. Even if the lenders elect not to accelerate the outstanding indebtedness under the credit facility, the Company will likely experience shortfalls in liquidity which would adversely impact the Company's ability to meet its cash obligations and have a material adverse effect upon the Company's financial position and results of operations. If the Company is unable to maintain adequate liquidity, Western Resources may choose to make additional investments in the Company, but it is not obligated to do so. Management believes the Company will be able to address this matter in a manner so that there is no default under the credit facility or significant impact on its liquidity, but no assurances can be given that the Company will be able to do so or the terms thereof. See Note 11 for recent developments concerning a review of the Company's capital structure and financial alternatives.

6.       Commitments and Contingencies:

    The Company has been advised by the Division of Corporation Finance that, in the view of the staff, there are errors in the Company's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. The Company has had extensive discussions with the SEC staff about the methodology used by the Company to amortize customer accounts, the purchase price allocation to customer accounts in the Network Multifamily acquisition and other matters. The Company has restated its financial statements for certain prior periods and has changed the accounting principle used for the amortization of customer accounts as discussed above in Notes 2 and 3. The SEC staff has not indicated it concurs with, nor has the SEC staff determined not to object to, the restatements or the change in accounting principle. The Company cannot predict whether the SEC staff will make additional comments or take other action that will further impact its financial statements or the effect or timing of any such action.

    Six Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm
Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). On September 10, 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. As of November 10, 1999, none of these dealers have commenced arbitration. Other Protection One dealers have threatened litigation or arbitration based upon similar claims. The Company believes it has complied with the terms of these contracts and intends to vigorously defend its position. The Company cannot currently predict the impact of these disputes with dealers which could be material.

    Under the Company's agreements with dealers, the Company may be required to purchase customer accounts on an ongoing basis. The Company is currently spending approximately $15 million per month to purchase these customer accounts.

    The Company, its subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring"), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, David Lyons v. Protection One, Inc., et al., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999 which consolidated four pending purported class actions, the plaintiffs filed a single Consolidated Amended Class Action Complaint ("Amended Complaint") on October 15, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One, including an unnamed former executive officer and an unnamed former staff accountant, have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against Western Resources and Westar Capital as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. The time for the defendants to respond to the Amended Complaint has not yet expired. The Company believes that all the claims asserted in the Amended Complaint are without merit and intends to defend against them vigorously. We cannot currently predict the impact of this litigation which could be material.

    The Company is a party to claims and matters of litigation incidental to the normal course of its business. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of such matters will not have a material adverse effect upon the Company's combined financial position or results of operations.

7.       Segment Reporting:

    The Company's reportable segments include North America, Multifamily, and Europe. North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States and Canada. Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings. The Europe segment provides security alarm services in Europe.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's 1998 Form 10-K/A, subject to the change in accounting principle for amortization expense discussed in Note 3 above. The Company manages its business segments based on earnings before interest and income taxes (EBIT).



                      Nine Months Ended September 30, 1999
                             (Dollars in thousands)

                                                         North
                                                         America    Multifamily     Europe     Consolidated

     Revenues from customers:
           Monitoring and related services.........    $ 290,180    $  25,680     $  70,423    $ 386,283
           Installation and rental.................       11,009        3,218        51,970       66,197
                                                       ---------    ---------     ---------    ---------
                Total..............................      301,189       28,898       122,393      452,480
     EBITDA........................................      115,170       12,170        35,528      162,868
     Amortization  of  intangibles  and  depreciation    153,531        7,003        22,072      182,606
     expense.......................................
     Other1........................................      (12,825)          --          (187)     (13,012)
     Earnings before interest and income taxes.....      (25,536)       5,167        13,643       (6,726)

                      Nine Months Ended September 30, 1998
                             (Dollars in thousands)


                                                         North
                                                         America    Multifamily     Europe2    Consolidated

    Revenues from customers:
           Monitoring and related services.........    $ 231,202    $  21,041     $ 2,506      $ 254,749
           Installation and rental.................       17,613        2,351       2,383         22,347
                                                       ---------    ---------     --------     ---------

                Total..............................      248,815       23,392       4,889        277,096

     EBITDA........................................       95,451        9,152           9        104,612
     Amortization  of  intangibles  and  depreciation     74,953        5,520         591         81,064
     expense.......................................
     Other income..................................      (20,785)          --          --        (20,785)
     Earnings before interest and income taxes.....       41,283        3,632        (582)        44,333


                      Three Months Ended September 30, 1999
                             (Dollars in thousands)

                                                         North
                                                         America    Multifamily     Europe     Consolidated

     Revenues from customers:
           Monitoring and related services.........    $  98,568    $   8,697     $  23,955    $ 131,220
           Installation and rental.................        3,500          970        17,441       21,911
                                                       ---------    ---------     ---------    ---------
                Total..............................      102,068        9,667        41,396      153,131
     EBITDA........................................       26,800        4,025        11,993       42,818
     Amortization  of  intangibles  and  depreciation     80,655        2,388        11,207       94,250
     expense.......................................
     Other1........................................      (13,969)          --           (26)     (13,995)
     Earnings before interest and income taxes.....      (39,886)       1,637           812      (37,437)


                      Three Months Ended September 30, 1998
                             (Dollars in thousands)

                                                         North
                                                         America    Multifamily     Europe2    Consolidated
     Revenues from customers:
           Monitoring and related services.........    $  87,560    $   7,510     $   1,457    $  96,527
           Installation and rental.................        5,105          424         1,205        6,734
                                                       ---------    ---------     ---------    ---------
                Total..............................       92,665        7,934         2,662      103,261
     EBITDA........................................       39,020        3,427          (165)      42,282
     Amortization  of  intangibles  and  depreciation     29,400        1,963           398       31,761
     expense.......................................
     Other income..................................       (7,372)          --            --       (7,372)
     Earnings before interest and income taxes.....       16,992        1,464          (563)      17,893


1 "Other" includes employee severance and transition cost, gain on sale of Mobile Services Group, and other (income) expense.
2 Results for Protection One Europe do not include the operations of CET which was acquired September 30, 1998.


8.       Related Party Transactions

    In the third quarter, the Company signed a letter of intent with Paradigm Direct LLC ("Paradigm") concerning a three year marketing relationship. Western Resources has a 40% ownership interest in Paradigm. The proposed arrangement contemplates that the Company will purchase a targeted number of accounts from Paradigm during each year of the agreement following an initial pilot program, with 50,000 accounts targeted for the first year. Paradigm will be paid $775 per installed account that generates monthly recurring revenue of $32.95 per month and meets certain other criteria and an annual fee, in arrears, of $20 for each account that remains in good standing for the life of the account. In addition, the Company will purchase leads that satisfy certain criteria at $115 per lead. The Company will have the right to terminate the agreement if Paradigm does not deliver the targeted number of accounts or attrition exceeds certain levels for accounts purchased or if the pilot program proves unsuccessful.

    In connection with the marketing arrangement, the Company's marketing personnel will be transferred to Paradigm. During the pilot program period and the first year of the agreement, the Company will reimburse Paradigm for the overhead associated with these persons plus 10%. Overhead is defined as current salary plus benefits, but the 10% mark-up is limited to base salaries. The number of persons for which Paradigm will be reimbursed for overhead will be adjusted annually by agreement.

    The Company expensed $1 million paid to Paradigm in the third quarter in connection with start up costs relative to this program. The first marketing year would start following completion of a pilot program. The Company will pay $857 per new account for up to 2,500 accounts sold during the pilot program. The pilot program is expected to be completed by the end of the first quarter 2000.

    The Company entered into a service agreement with Western Resources during the third quarter. Pursuant to this agreement Western Resources will provide administrative services including accounting, human resources, legal, facilities and technology. The Company accrued $450,000 for services provided in the third quarter.

9.       Income Taxes

     The income tax benefit recorded for the nine-month period ended September 30, 1999 is 25% of the pre-tax loss. This rate represents the expected effective rate for 1999. This effective rate was adjusted in the third quarter to reflect the revised expected annual operating performance. The change in the expected annual effective rate increased the tax benefit recorded in the third quarter by approximately $3.8 million. The difference between the expected annual effective rate of 31% and the federal statutory rate of 35% is primarily attributable to non-deductible goodwill amortization. The Company has a tax sharing agreement with Western Resources which allows it to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return.

10.      Sale of Mobile Services Group

     During the third quarter, the Company sold the assets which had comprised its Mobile Services Group. Cash proceeds of this sale approximated $20 million and the Company recorded a pre-tax gain of approximately $17 million.

11.      Recent Developments:

     In October 1999, the Company and Western Resources jointly announced a review of the capital structure and financial alternatives for the Company, including: review of the Company's capital structure; changes in financial ownership interests, including spinning or splitting off some portion or all of Western Resources' interest; potential purchase of selected Protection One assets by Western Resources; seeking new sources of debt and equity capital; refinancing existing debt; the repurchase of Protection One debt by either Protection One or Western Resources; and other options.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Unless the context otherwise indicates, all references in this Report on Form 10-Q (this "Report") to the "Company," "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Protection One Alarm Monitoring") and Protection One's other wholly owned subsidiaries. Protection One's primary asset is, and Protection One operates primarily through, its investments in Protection One Alarm Monitoring and its other wholly owned subsidiaries. Both Protection One and Protection One Alarm Monitoring are Delaware corporations organized in September 1991.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1998 Annual Report on Form 10-K/A.

     Certain matters discussed here and elsewhere in this Form 10-Q are forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like the Company believes, anticipates, expects or words of similar meaning. Forward-looking statements describe the Company's future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, restructuring the dealer program and the methods of customer acquisition, litigation, the outcome of accounting issues being reviewed by the SEC staff, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest, Year 2000 Issue, ability to enter new markets successfully and capitalize on growth opportunities, events in foreign markets in which investments have been made, and accounting matters. What happens in each case could vary materially from what the Company expects because of such things as future economic conditions; legislative developments; competitive markets; and other circumstances affecting anticipated operations, revenues and costs.

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

    Our principal activity is responding to the security and safety needs of our customers. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. Security systems are designed to detect burglaries, fires and other events. Through a network of 57 service branches and 11 satellite offices in North America and 51 service branches in continental Europe and the United Kingdom, we provide maintenance service of security systems and, in certain markets, armed response to verify that an actual emergency has occurred.

    We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers. We believe residential customers, who represent in excess of 80% of our customer base, are most attractive because of lower penetration in this market and thus stronger growth prospects, higher gross margins and larger potential size. In prior years, the Company's strategy was focused primarily on growing its customer account base to achieve critical mass. We believe we have reached such critical mass and our strategic focus has now shifted to the following areas:

-        Improving customer service;

-        Reducing attrition;

-        Reducing customer acquisition costs; and

- Integrating and building infrastructure such as common platforms for our central stations, billing, and other applications.

    Our company is divided into three business segments:

    Protection One North America ("North America") generated approximately $301.2 million, or 66.6%, of our revenues in the first nine months of 1999 and is comprised of Protection One Alarm Monitoring-our core alarm monitoring business based in Culver City, California.

    Multifamily generated approximately $28.9 million, or 6.4%, of our revenues in the first nine months of 1999 and is comprised of our alarm monitoring business servicing the multifamily/apartment market based in Addison, Texas.

    Protection One Europe ("Europe") generated approximately $122.4 million, or 27.0%, of our revenues in the first nine months of 1999 and is comprised of:

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

  Attrition

    Subscriber attrition has a direct impact on our results of operations since it affects both our revenues and amortization expense. We define attrition as a ratio, the numerator of which is the number of lost customer accounts for a given period, net of certain adjustments, and the denominator of which is the average number of accounts for a given period. The adjustments made to lost accounts are primarily related to those accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience.

    The Company's actual attrition experience shows that the relationship period with any individual customer can vary significantly and may be substantially shorter or longer than ten years. Customers discontinue service with the Company for a variety of reasons, including relocation, service issues and cost. A portion of the acquired customer base can be expected to discontinue service with the Company every year. Any significant change in the pattern of the Company's historical attrition experience would have a material effect on the Company's results of operations.

    The Company monitors attrition each quarter based on an annualized and trailing twelve-month basis. This method utilizes each segment's average customer account base for the applicable period in measuring attrition. Therefore, in periods of customer account growth, customer attrition may be understated and in periods of customer account decline, customer attrition may be overstated. When necessary the Company will adjust amortization of the cost of customer accounts.

     During 1999, the Company has experienced an increase in customer attrition. Total attrition for the trailing twelve months ended September 30, 1999 was 12.2% compared to 10.5% for the trailing twelve months ended June 30, 1999. Annualized total attrition for the quarter ended September 30, 1999 was 16.0% compared to 14.3% for the quarter ended June 30, 1999.

    Customer attrition by business segment for the period ended September 30, 1999 is summarized below:

                            Customer Account Attrition
                                September 30, 1999
                         ---------------------------------
                          Annualized           Trailing
                           Current              Twelve
                           Quarter              Month
                         -------------       -------------
North America                 19.1%              14.2%
Europe                         4.5%               4.8%
Multifamily                    7.6%               6.5%
Total Company                 16.0%              12.2%

     As the result of the attrition rates for the North America pool, the Company intends to engage an appraiser to perform a current lifing study to assess the impact of the 1999 customer service issues on the estimated long-term revenues to be received from the current North America account base. Upon completion of the study, the Company will consider the reasonableness of the value of its North America account base and the current amortization rates. This could result in a change in amortization rate. The Company intends to perform an evaluation for potential impairment taking into account the results of this study. Amounts involved may be material and would represent a non-cash charge to earnings.

     The Company is addressing customer service issues which management believes have impacted attrition. In this regard, 150 service representatives were added in the second quarter and the Company has increased training and technology investments. As a result of these initiatives, there were improvements in the third quarter in measurements of key performance metrics such as abandonment rates, acknowledgement time, average speed of answer and service repair backlog. Additional customer service initiatives are under way with a goal of reducing attrition rates. These include, but are not limited to, special retention teams, new billing system implementation, proactive customer interaction, and focusing the organization on customer service. No assurance can be given that these efforts will be successful in reducing customer attrition.

  Recent Developments

     Change in Accounting Principle. The Company historically amortized the costs it allocated to its customer accounts by using the straight-line method over a ten-year life. The straight-line method, indicated in Accounting Principles Board Opinion No. 17 as the appropriate method for such assets, has been the predominant method used to amortize customer accounts in the monitored services industry. Management is not aware of whether the economic life or the rate of realization for the Company's customer accounts differs materially from other monitored services companies.

    The choice of a ten-year life was based on management's estimates and judgments about the amounts and timing of expected future revenues from these assets, the rate of attrition of such revenue over customer life, and average customer account life. Ten years was used because, in management's opinion, it would adequately match amortization cost with anticipated revenue from those assets even though many accounts were expected to produce revenue over periods substantially longer than ten years. Effectively, it expensed the asset costs ratably over an "expected average customer life" that was shorter than the expected life of the revenue stream, thus implicitly giving recognition to projected revenues for a period beyond ten years.

    The Company has recently concluded a comprehensive review of its amortization policy that was undertaken during the third quarter of 1999. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and the Company's historical attrition experience. After completing the review, management identified three distinct pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to the Company's North America, Multifamily and Europe business segments. These separate pools will be used going forward. For the North America and Europe pools, the analyzed data indicated to management that the Company can expect attrition to be greatest in years one through five of asset life and that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Management has elected to change to that method. No change was made in the method used for the Multifamily pool.

    The Company's amortization rates for the North America and Europe customer pools consider the average estimated remaining life and historical and projected attrition rates. The average estimated remaining life for each customer pool is as follows:
                       Average Estimated
                        Remaining Life
    Pool                    (Years)                         Method
---------------      ---------------------       -----------------------------
North America                8-10                Ten-year 130% declining balance
Europe                        10                 Ten-year 125% declining balance
Multifamily                   12                 Ten-year straight-line

    Adoption of the declining balance method effectively shortens the estimated expected average customer life for these two customer pools, and does so in a way that does not make it possible to distinguish the effect of a change in method (straight-line to declining balance) from the change in estimated lives. In such cases, generally accepted accounting principles require that the effect of such a change be recognized in operations in the period of the change, rather than as a cumulative effect of a change in accounting principle. Accordingly, the effect of the change in accounting principle increased amortization expense reported in the third quarter by $47 million. Similarly, accumulated amortization recorded on the balance sheet would have been approximately $41 million higher if the Company had historically used the declining balance method through the end of the second quarter of 1999.

    Sale of Mobile Services Group. The sale of our Mobile Services Group to ATX Technologies ("ATX") was announced on June 28, 1999 and consummated on August 25, 1999. The sales price was approximately $20 million in cash plus a note and a preferred stock investment in ATX. The Company will continue to deliver mobile services through a reseller arrangement with ATX. For the nine months ended September 30, 1999, the net loss attributable to the Mobile Services Group was approximately $2.6 million. In August, the Company recorded a gain on the sale of approximately $11.2 million, net of tax.

    SEC Review. The Company has been advised by the Division of Corporation Finance that, in the view of the staff, there are errors in the Company's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. The Company has had extensive discussions with the SEC staff about the methodology used by the Company to amortize customer accounts, the purchase price allocation to customer accounts in the Network Multifamily acquisition and other matters. The Company has restated its financial statements for certain prior periods and has changed the accounting principle used for the amortization of customer accounts as discussed above in Notes 2 and 3 to the Consolidated Financial Statements. The SEC staff has not indicated it concurs with, nor has the SEC staff determined not to object to, the restatements or the change in accounting principle. The Company cannot predict whether SEC staff will make additional comments or take other action that will further impact its financial statements or the effect or timing of any such action.

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

     In the third quarter, the Company continued to identify steps that could be taken to reduce the cost of acquired accounts and reduce attrition by acquiring higher quality accounts. As a result, the Company began notifying dealers that it does not intend to renew their contracts under their current terms and conditions when they expire. The term of dealer contracts ranges from one to five years and automatically renews unless notice of non-renewal is given by either party as provided in the contract. The Company is attempting to renew contracts with terms providing for a lower cost for acquired customer accounts based upon the multiple of monthly recurring revenue and other revised terms that improve the quality of the acquired customer accounts. The Company cannot predict whether it will be successful in renewing existing dealer contracts, or entering into contracts with new dealers, on acceptable terms. This could result in a loss of dealers and fewer customer accounts available for purchase. The failure to replace customer accounts could have a material adverse impact on our financial condition. Efforts to date have reduced the number of accounts being purchased from dealers each month from 25,000 in March to 10,600 in October.

    Six Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm
Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). On September 10, 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. As of November 10, 1999, none of these dealers have commenced arbitration. Other Protection One dealers have threatened litigation or arbitration based upon similar claims. The Company believes it has complied with the terms of these contracts and intends to vigorously defend its position. The Company cannot currently predict the impact of these disputes with dealers which could be material.

    Termination of Lifeline Proposed Merger. In September 1999, Protection One and Lifeline Systems, Inc. terminated their proposed merger due to delays in obtaining effectiveness of the registration statement covering the proposed issuance of shares of Protection One in the transaction. Protection One recorded a charge of approximately $3.7 million for costs related to the transaction, including a termination fee of $1 million.

    Sale of Canadian Operations. In September 1999, Protection One and VOXCOM, Incorporated ("VOXCOM") entered into a definitive purchase agreement for the sale of Protection One's Canadian operations to VOXCOM for approximately $27 million, including approximately $23 million in cash. The parties subsequently terminated the purchase agreement because VOXCOM was unable to obtain financing for the transaction. The Company continues to evaluate options for its Canadian operations.

    Capital Structure Review. In October 1999, Protection One and Western Resources jointly announced a review of the capital structure and financial alternatives for the Company, including: review of Protection One's capital structure; changes in financial ownership interests, including spinning or splitting off some portion or all of Western Resources' interest; potential purchase of selected Protection One assets by Western Resources; seeking new sources of debt and equity capital; refinancing existing debt; the repurchase of Protection One debt either by Protection One or Western Resources; and other options. It is anticipated the review process will be completed by the end of the first quarter of 2000. If Western Resources ceases to own specified percentages of Protection One's equity securities, an event of default will occur under the agreement governing the senior credit facility and the Company will be obligated to make an offer to purchase its outstanding notes under the indentures governing the notes. Protection One cannot prevent Western Resources from pursuing a financial alternative that could result in such an event of default.

    Administrative Services. In October 1999, the Company entered into a services agreement with Western Resources to provide administrative services to the Company, including accounting, legal, facilities, human resources, information technology, and supply chain services. The Company will pay Western Resources for these services based upon various hourly charges, negotiated fees and out of pocket expenses.

    Lifing Study. The Company hired an independent appraiser to perform a lifing study of the estimated average remaining life, as of the date of the acquisition, of customer accounts acquired by the Company in five major acquisitions. The results of the lifing study are summarized below:

                                                       Estimated
        Acquisition                              Average Remaining Life

        Westinghouse                                      8
        Protection One                                   10
        Multimedia                                    9.5 - 10
        Network Multifamily                              12
        CET                                              10

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

    General. Results for the nine months ended September 30, 1999 (the "first three quarters of 1999") reflect a full nine months of operations for security businesses acquired by Protection One in Europe subsequent to May, 1998, while results for the comparable period in 1998 reflect primarily the operations of Protection One North America. In the first three quarters of 1998, the Company added approximately 680,000 customers through acquisitions that were completed at various times throughout the period. Accordingly, the results of the first three quarters of 1999 contain a full nine months of operations for such acquisitions. Increases in revenues and expense items discussed below are attributable to five factors, as appropriate: (i) changes in the financial results of Protection One North America; (ii) the 1998 Acquisitions; (iii) the acquisition of alarm businesses in Europe in the second quarter and late in the third quarter of 1998; (iv) a significant increase in the level of customers added through the Dealer Program; and (v) the change in accounting principle adopted during the third quarter. Discussion of results in future periods may not include specific discussion of contributions from the 1998 Acquisitions, which consist primarily of Comsec, Multimedia and Network.

    Revenues for the first three quarters of 1999 increased by approximately $175.4 million, or 63.3%, to $452.5 million from $277.1 million for the comparable period in 1998. The primary reason for the increase in revenues is due to acquired businesses included in Protection One Europe, which had revenue increases of $117.5 million or 67.0% of the total increase in revenues. Approximately $26.4 million of this amount was recognized as a result of ongoing reductions in the liability under the Company's recourse financing agreements. Protection One Europe contributed $4.9 million of revenues in the comparable period in 1998 compared to $122.4 million for the nine months ended September 30, 1999. Monitoring and related services revenues increased by approximately $131.5 million, or 51.6%. Approximately 51.6% of the increase in such revenues is due to Protection One Europe, with most of the remaining increase attributed to the 1998 Acquisitions and the growth of Protection One North America and Multifamily.

    Installation and other revenues increased by $43.8 million, or 196.2% to $66.2 million from $22.3 million, reflecting additional installation and other revenues of $49.6 million from Protection One Europe and a decrease of $6.6 million in Protection One North America installation revenues. We maintain internal sales and installation capabilities in certain areas, such as Network Multifamily, our commercial installations and our European operations where we principally lease security systems to customers.

    Cost of revenues for the first three quarters of 1999 increased by approximately $44.9 million, or 51.0%, to $133.0 million from $88.0 million. Protection One Europe contributed $34.0 million or 75.6%, of the increase in cost of revenues. Cost of revenues for Protection One North America increased $11.9 million or 26.4%. Cost of revenues for Multifamily decreased $0.9 million, or 2%. Cost of revenues as a percentage of total revenue decreased to 29.4% for the first three quarters of 1999 from 31.8% for the comparable period in 1998. Protection One Europe's cost of revenues as a percentage of total revenues decreased to 29.9% for the nine months ended September 30, 1999 compared to 54.5% for the nine months ended September 30, 1998. It should be noted that for the nine months ended September 30, 1998, Protection One Europe consisted only of Hambro Countrywide Security, which was acquired in May 1998, which had total revenues of $4.9 million and cost of revenues of $2.7 million for the period. Protection One North America cost of revenues as a percentage of total revenues decreased to 29.4% for the nine months ended September 30, 1999 from 30.8% in the comparable period in 1998. Monitoring and related service expenses increased by approximately $27.6 million, or 38.4%, primarily due to Protection One
Europe, which accounted for approximately 49.3% of the total increase and Protection One North America which contributed 45.8% or $12.6 million of the increase. Monitoring and related service expenses as a percentage of monitoring related services revenues decreased to 25.8% for the first three quarters of 1999, from 28.2% in the comparable period in 1998.

    Installation and other cost of revenues increased by $17.4 million, or 107.7%, reflecting primarily installation activities from Protection One Europe.

    Gross profit for the first three quarters of 1999 was approximately $319.5 million, representing an increase of $130.4 million or 69.0%, over the $189.1 million of gross profit recognized in the comparable period in 1998. Such increase is primarily due to the contribution by Protection One Europe of $83.5 million, or approximately 64.0%, with the 1998 Acquisitions and the growth of Protection One North America comprising the remainder of the increase. Gross profit as a percentage of total revenues was 70.6% for the first three quarters of 1999, compared to 68.2% for the comparable period in 1998. The increase in gross profit as a percentage of revenues is due to the cost of revenues factors noted above.

    Selling, general and administrative expenses ("S,G&A") rose to $134.7 million in the first three quarters of 1999, an increase of approximately
$64.7 million, or 92.5%, over S,G&A in the comparable period in 1998. Approximately $47.3 million or 73.1% of the increase is due to Protection One Europe, with the growth and integration efforts of Protection One North America and the 1998 Acquisitions contributing 22.1% of the increase. Such figure as a percentage of total revenues increased from 25.3% in the first three quarters of 1998 to 29.9% in the first three quarters of 1999. The increase in S,G&A as a percentage of total revenues reflects the higher percentage of S,G&A as a percentage of revenues from Protection One Europe of approximately 40.5%. The higher percentage of S,G&A for Protection One Europe is due to the internal sales and installation activities.

    Acquisition expenses for the first three quarters of 1999 increased to $21.9 million, an increase of approximately $7.4 million, or 51.6% from $14.5 million in the comparable period in 1998. Approximately half of the increase is due to the termination costs related to the Lifeline merger. Efforts to integrate the 1998 Acquisitions and costs related to the national Dealer Program comprise the balance.

    Amortization of intangibles and depreciation expense was $182.6 million for the first three quarters of 1999, an increase of $101.5 million, or
125.3% over the $81.0 million in the comparable period in 1998. Approximately half of the increase ($47.0 million or 46.3%) is due to the change in accounting method and finalization of certain purchase price allocations. Approximately $31.6 million or 31.1% of the increase is due primarily to the 1998 Acquisitions and the growth in our Dealer Program in Protection One North America. Depreciation and amortization expense from Protection One Europe represented $21.5 million, or approximately 21.2% of the increase. See Note 3 to Consolidated Financial Statements.

     Employee severance and transition cost for the first three quarters of 1999 was $4.3 million. Approximately $3.2 million is the cost associated with the severance of certain of our former officers and the balance of the costs are related to the transition of the Company's financial functions from Irving, Texas to Topeka, Kansas.

    Other income (expense) totaled $(47.0) million of expense in the first nine months of 1999, as compared to $(16.5) million of expense in the comparable period in 1998. Interest expense increased by $27.0 million to $64.3 million during the nine months ended September 30, 1999, compared to $37.3 million for the nine months ended September 30 1998, reflecting the increased debt level when compared to the third quarter of 1998 and the recognition of $7.1 million of interest being recorded as a result of ongoing reductions in the liability under the Company's recourse financing agreements in Europe. Other expense in the first three quarters of 1999 was offset by the gain on the sale of the Company's Mobile Services Group in the amount of $17.2 million.
Other expense in the first three quarters of 1998 was significantly offset by other income of $20.8 million, reflecting a gain on repurchase of certain contracts.

    Income tax (expense) benefit totaled $17.6 million for the nine months ended September 30, 1999. The increase in the benefit for the nine months ended
September 30, 1999 is due primarily to the change in accounting method. Typically, the Company's provision for income taxes is higher than the effective rate primarily due to the non-deductibility of goodwill amortization which was incurred as a result of its acquisition program. We consolidate with our parent company, Western Resources, Inc. for federal tax reporting purposes. We do not consolidate Protection One Europe for tax reporting purposes.

    Balance sheet data. At September 30, 1999, the Company's working capital deficit was $20.1 million compared to a working capital deficit of $48.2 million at December 31, 1998. This decrease in the working capital deficit of $28.1 million is primarily due to an increase in current deferred tax assets of $22.7 million and net receivables of $6.7 million.

    Goodwill and trademarks, net and customer accounts, net, increased to $2.3 billion at September 30, 1999, from $2.2 billion at December 31, 1998. This net increase of approximately $76.0 million, or 3.5% reflects the addition of approximately 264,000 customer accounts, offset by amortization expense for the first nine months of 1999 of $171.4 million. See Note 4 to Consolidated Financial Statements for further discussion.

    Total stockholders' equity decreased approximately $55.1 million to $1,289.1 million from $1,344.2 million at December 31, 1998. The decrease in such figure reflects the net loss of $53.4 million for the nine months ended September 30, 1999 and the increase in the unrealized loss on marketable securities and currency translation.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

    Revenues for the third quarter of 1999 increased by approximately $49.8 million, or 48.3%, to $153.1 million from $103.3 million for the comparable period in 1998. Approximately 77.7% or $38.7 million of this increase is due to acquired businesses included in Protection One Europe. Approximately $8.1 million of the increase at Protection One Europe was recognized as a result of ongoing reductions in the liability under the Company's recourse financing agreements. Protection One North America contributed $9.4 million or 18.9% of the total increase in revenues. Monitoring and related services revenues increased by approximately $34.7 million, or 35.9%. The majority of the increase is due to Protection One Europe (approximately $22.5 million or 64.8%) with the 1998 Acquisitions and the growth of Protection One North America comprising $11.0 million or 31.7% of the increase.

    Installation and other revenues increased by $15.2 million, or 225.4% to $21.9 million from $6.7 million, reflecting additional installation revenues of $16.2 million from Protection One Europe and $0.5 million from Multifamily offset by a decrease of $1.6 million in Protection One North America installation revenues. The decline in Protection One North America installation revenues reflects our conversion of substantially all sales and installation activities previously conducted by an internal sales force to the Dealer Program. We maintain internal sales and installation capabilities in certain areas, such as our Network Multifamily Security subsidiary, our commercial installations and our European operations where we principally rent security systems.

    Cost of revenues for the third quarter of 1999 increased by approximately $17.3 million, or 53.0%, to $49.8 million from $32.5 million. Protection One Europe contributed $11.5 million or 66.4% of the increase in cost of revenues. Protection One North America's cost of revenues increased by $5.4 million or 31.5% of the increase. Cost of revenues as a percentage of total revenue increased to 32.5% for the third quarter of 1999 from 31.5% for the comparable period in 1998. Protection One North America cost of revenues as a percentage of total revenues for the quarter ended September 30, 1999 increased to 33.2% from 30.7% for the quarter ended September 30, 1998. Such increase for Protection One North America is attributable to increased staffing in the Company's customer care centers. Monitoring and related services expenses increased by approximately $12.5 million, or 45.9%, primarily due to Protection One Europe, which accounts for approximately $5.3 million or 42.7% of the total increase. Monitoring and related services expenses as a percentage of monitoring and related services revenues increased to 30.2% for the third quarter of 1999, from 28.1% in the comparable period in 1998. Protection One North America monitoring and related expenses as a percentage of monitoring and related revenues increased to 31.9% for the quarter ended September 30, 1999 from 28.6% for the quarter ended September 30, 1998. As noted above, such increase is due to higher staffing levels at the Company's customer care centers.

    Installation and other cost of revenues increased by $4.8 million, or 88.7%, reflecting primarily installation activities from Protection One Europe in the amount of $6.1 million offset by a decrease of $1.0 million and $0.3 million in the installation activities of Protection One North America and Multifamily, respectively.

    Gross profit for the third quarter of 1999 was approximately $103.3 million, representing an increase of $32.6 million, or 46.1%, over the $70.7 million of gross profit recognized in the comparable period in 1998. Such increase is primarily due to the contribution by Protection One Europe of $27.3 million, or approximately 83.6%, with the 1998 Acquisitions and the growth of Protection One North America comprising approximately $4.0 million or 12.2% and Multifamily the remainder of the increase. Gross profit as a percentage of total revenues was 67.5% for the third quarter of 1999, compared to 68.5% for the comparable period in 1998. The decrease in gross profit as a percentage of revenues is due to the cost of revenues factors noted above.

    Selling, general and administrative expenses ("S,G&A") rose to $50.2 million in the third quarter of 1999, an increase of approximately $26.8 million, or 114.0%, over S,G&A in the comparable period in 1998. Approximately $14.8 million or 55.2% of the increase is due to Protection One Europe. Protection One North America S,G&A expenses increased $11.1 million or 55.5% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. The majority of the increase in such expenses is due to a larger customer account base and efforts to integrate the 1998 Acquisitions. Other items contributing to the increased expense include higher professional fees, higher provision for bad debt expense and additional costs associated with changes in the dealer program. Such figure as a percentage of total revenues increased from 22.7% in the third quarter of 1998 to 32.8% in the third quarter of 1999 due to the factors previously listed. The increase in S,G&A as a percentage of total revenues reflects the higher percentage of S,G&A as a percentage of revenues from Protection One Europe of approximately 39.0%. The higher percentage of S,G&A for Protection One Europe is due to the internal sales and installation activities.

    Acquisition expenses for the third quarter of 1999 increased to $10.3 million, an increase of approximately $5.3 million, or 107.2% from $5.0 million in the comparable period in 1998. $3.7 million of the increase is related to the termination of the Lifeline merger. Efforts to integrate the 1998 Acquisitions and costs related to the national Dealer Program comprise the balance.

    Amortization of intangibles and depreciation expense was $94.3 million for the third quarter of 1999, an increase of $62.5 million, or 196.8% over the $31.8 million in the comparable period in 1998. Approximately $46.9 million or 75.1% of the increase is related to the change in accounting method. The balance of the increase in Protection One North America amortization and depreciation expense is due to the higher amortization and depreciation expense related to the 1998 Acquisitions and the growth in our Dealer Program. Depreciation and amortization expense from Protection One Europe represented $10.8 million, or approximately 17.3% of the increase. See Note 3 to Consolidated Financial Statements for further discussion.

    Other income (expense) totaled $(6.0) million of expense in the third quarter of 1999, as compared to $(5.1) million of expense in the comparable period in 1998. Interest expense increased by $9.9 million, or 79.6% to $22.3 million during the quarter ended September 30, 1999, compared to $12.4 million for the quarter ended September 30, 1998, reflecting the increased debt level when compared to the third quarter of 1998 and the recognition of $2.1 million of interest being recorded as a result of ongoing reductions in the liability under the Company's recourse financing agreements in Europe. The increase in debt was used to fund accounts purchased under the Dealer Program, acquisitions and operations. Other expense in the third quarter of 1999 was significantly offset by other income of $17.3 million, reflecting a gain on sale of the Company's Mobile Services Group. Other expense in the third quarter of 1998 was significantly offset by other income of approximately $7.4 million, reflecting the gain on the repurchase of certain contracts.

    Income tax (expense) benefit totaled $18.8 million for the quarter ended September 30, 1999. The income tax benefit recorded by the Company is primarily due to the impact of the change in accounting method related to subscriber accounts. Typically, the Company's provision for income taxes is higher than the effective rate primarily due to the non-deductibility of goodwill amortization which was incurred as a result of its acquisition program. We consolidate with our parent company, Western Resources, Inc. for federal tax reporting purposes. We do not consolidate Protection One Europe for tax reporting purposes.

Liquidity and Capital Resources

    The Company borrows to fund operations in excess of internally generated cash under its senior credit facility. The Company's ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.0 to 1.0 and an interest coverage ratio of 2.75 to 1.0. At year end 1999, the leverage ratio required under the credit facility will be reduced to 4.5 to 1.0. As of September 30, 1999, the ratios were approximately
6.7 to 1.0 and 2.0 to 1.0. The Company currently borrows approximately $20 million per month, principally to fund the purchase of customer accounts.

    The indentures governing the Company's outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company's ability to incur indebtedness. The Company is in compliance with all covenants contained in these indentures.

    The senior credit facility lenders have waived compliance with the current leverage and interest coverage ratio covenants through December 3, 1999. In connection with the waiver, the amount of the credit facility was reduced from $500 million to $250 million. The Company will not, absent successful implementation of the alternatives discussed below, be in compliance with the current leverage and interest coverage ratio covenants in the credit facility following the expiration of the waiver. The Company is discussing waivers or amendments to the senior credit facility with the lenders and exploring other alternatives to address these covenant restrictions and the reduced amount of the credit facility, including selling assets to reduce debt or refinancing the facility. The credit facility lenders have requested that the Company obtain credit support for the facility from Western Resources or one of its affiliates. The Company's public debt contains restrictions on providing certain forms of credit support to the credit facility. Further, there can be no assurance that Western Resources or its affiliates will provide any credit support to the lenders under the facility. If the Company's negotiations with its senior credit facility lenders are not successful, the Company will be in default under the credit facility. If the lenders elect to accelerate the outstanding indebtedness under the credit facility, this action would result in defaults under the indentures governing certain of the Company's outstanding notes and the repayment of the notes could be accelerated if the defaults were not cured within applicable grace periods. The Company would not be able to repay its indebtedness if repayment is accelerated. Even if the lenders elect not to accelerate the outstanding indebtedness under the credit facility, the Company will likely experience shortfalls in liquidity which would adversely impact the Company's ability to meet its cash obligations and have a material adverse effect upon the Company's financial position and results. The Company has been advised by its independent public accountants that if the issues related to the Company's credit facility have not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1999, their auditors' report on those financial statements may be qualified as being subject to the ultimate outcome of that contingency. If the Company is unable to maintain adequate liquidity, Western Resources may choose to make additional investments in the Company, but it is not obligated to do so. Management believes the Company will be able to address this matter in a manner so that there is no default under the credit facility or significant impact on its liquidity, but no assurances can be given that the Company will be able to do so or the terms thereof. See Note 11 to the Consolidated Financial Statements for recent developments concerning a review of the Company's capital structure and financial alternatives.

    Cash will also be generated from recurring revenue from our security alarm monitoring services customer base, which generated $162.9 million of EBITDA in the nine months ended September 30, 1999. Cash flow from operations per the statement of cash flows was $75.9 million. EBITDA is derived by adding to income
(loss) before income taxes, the sum of interest expense, depreciation and amortization expense and employee severance and transition costs, and deducting the gain on sale of Mobile Services Group and other income. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative of neither operating performance nor cash flows available to fund our cash needs. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Our computation of EBITDA may not be comparable to other similarly titled measures of other companies.

    We generated $75.9 million of net cash provided by operating activities for the nine months ended September 30, 1999, compared to the $85.5million net cash provided by operating activities in the nine months ended September 30, 1998. The decrease in net cash provided by operating activities reflects the impact of approximately $23 million in interest payments on debt incurred in 1998.

    We used $239.4 million of net cash in investing activities for the nine months ended September 30, 1999, compared to the use of $820.0 million for the comparable period in 1998. Investing activities during the nine months ended September 30, 1999, included Dealer Program purchases and enterprise-wide software expenditures. Investing activities during the nine months ended September 30, 1998, included the acquisition of Multimedia, Campagnie Europeenne de Telesecurite ("CET"), Comsec, Canguard and Hambro as well as Dealer Program purchases.

    We generated $172.4 million of net cash through financing activities for the nine months ended September 30, 1999, compared to generating $677.3 million for the nine months ended September 30, 1998. We obtained funding of approximately $173 million through our $250 million senior credit facility.

    In response to liquidity and operational issues and the announcement by Western Resources that it is exploring strategic alternatives for Protection One (See "Recent Developments- Capital Structure Review"), Moody's, S & P and Fitch downgraded their ratings on our credit facility and outstanding securities. These ratings as of November 10, 1999 were as follows:

                              Senior                   Senior
                            Unsecured               Subordinated
                               Debt                Unsecured Debt
                         -----------------      ---------------------
S & P                           BB                       B+
Moody's                        Ba3                       B2
Fitch                           BB                       B+

    The indentures governing the Senior Subordinated Discount Notes and Senior Subordinated Notes contain certain restrictions on the transfer of Company funds, including dividends, loans and advances made by the Company. Refer to the Company's 1998 Form 10-K/A for additional information on these notes.

    As a result of the Company's failure to complete an exchange offer for the outstanding senior subordinated notes issued in December 1998, the interest rate on the notes increased to 8 5/8% per annum in June 1999.

    Material Commitments. Under the Company's agreements with dealers, the Company may be required to purchase customer accounts on an ongoing basis. The Company is currently spending approximately $15 million per month to purchase these customer accounts.

    Capital Expenditures. We anticipate making capital expenditures in 1999 of approximately $35 million, including $20.0 million to complete the development and installation of our new software platforms, $5.0 million for computer hardware to replace and upgrade existing operations and $10.0 million for other capital items. These are estimates, but actual expenditures in 1999 for these and possibly other items not presently anticipated are not expected to vary materially from these estimates.

    Tax Matters. Protection One is consolidated into income tax returns filed by its parent, Western Resources. The two parties have entered into a tax sharing agreement whereby Western Resources will make cash payments to us for current tax benefits utilized for income tax return purposes and which will require cash payments from us for current tax expenses incurred for income tax return purposes. This arrangement has allowed us to provide a current tax benefit for the year ended December 31, 1998, as well as for the nine months ended September 30, 1999.

    In the future, if and when we generate income for tax return purposes, we will proportionately over time utilize existing net operating loss carryforwards in amounts up to approximately $60 million. Currently, the deferred tax assets related to the net operating loss carryforwards are fully reserved due to uncertainty as to their future realizability. However, when net operating loss carryforwards are utilized, the relief of the corresponding reserve will not create a benefit, but, as required by generally accepted accounting principles, will reduce our goodwill balances. The net financial statement effect of this treatment will cause us to recognize deferred tax expense we might otherwise not recognize.

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

      We have reviewed our computer programs, computer hardware and embedded systems identified as critical to our businesses and operational needs to assess and to correct any components that could be affected by the change of date to January 1, 2000, as well as other dates in 2000. In addition, we engaged an outside consulting firm with an international reputation in Year 2000 compliance to conduct an independent validation and verification (IV&V) of our Y2K readiness programs.

    We have completed the review and assessment of our systems, although changes in the state of compliance or preparedness within companies that provide services or equipment to us will require us to continue our evaluations of these third-party vendors as the need arises or as prudence dictates, until January 1, 2000 or later if need be.

     A number of our accounts are monitored by other firms on Protection One's behalf. In the Protection One North America monitoring division, we are assimilating these accounts into our own facilities, but will not have completed this effort prior to January 1, 2000. We therefore evaluated these third-party monitoring (TPM) firms and their facilities for Y2K readiness and used the results of this evaluation as inputs to our account-assimilation priorities. In the European division, TPMs will be continued in operation in Germany, Belgium, Netherlands and Switzerland until superceded by Protection One-owned facilities. Evaluation of these third-party monitoring firms (one for each of the four countries) will be completed prior to the end of November 1999. U.K. accounts have been consolidated into the Protection One U.K. monitoring facility in London, with the exception of one remaining TPM. This TPM is now being evaluated for Y2K compliance. Network Multifamily does not use TPMs. The total number of TPM accounts is less than 7% of all accounts as of September 30, 1999, and is expected to be less than 4% at year-end 1999.

     Our Year 2000 policy requires testing as a method for verifying the Year 2000 readiness of business-critical items. For those items that are impossible to test, other methods may be used to identify the readiness status, provided adequate contingency plans are established to provide a workaround or backup for the item. Development of contingency plans commenced in January 1999 and concluded in October 1999. Testing and refinement of contingency plans, and mobilization for "Millennium Day", commenced in the third quarter and will conclude in the fourth quarter of 1999. Protection One North America's equipment testing is scheduled to be completed by December 20, 1999.

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

    In the Protection One North America Monitoring division, remediation of known non-compliant computer-based systems has been completed except for one billing system serving some 50,000 accounts. Remediation and testing of this system is scheduled to be completed by the end of November. Remediation and testing of systems at Network Multifamily is complete. In Europe and UK, remediation  of  in-house  systems  will  conclude  in  November  1999.  In  all divisions, readiness verification (testing of business-critical systems previously assessed as Y2K-compliant) is proceeding in priority order, and will continue throughout the calendar year, as a double-check. A substantial amount of readiness verification has already been completed on Protection One North America Monitoring major systems, with only non-critical errors found.

    We have estimated the total cost to update all critical operating systems for Year 2000 readiness to be less than $5.0 million. As of September 30, 1999, approximately $3.5 million of these costs had been incurred. These costs include labor for both company employees and contract personnel used in the Year 2000 program and non-labor costs for software tools used in the remediation and testing efforts, replacement software, replacement hardware, replacement embedded devices, and other such costs associated with testing and replacement. Management continues to review the projected costs associated with the Year 2000 readiness. To date, the costs of the Year 2000 readiness program have been substantially information-technology related. Non-information technology systems are highly critical to our business, but are largely beyond our ability to control. This includes telephones, electricity, water, transportation, and governmental infrastructure.

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

    The table below summarizes the status of the components of the Year 2000 Readiness Program as of September 30, 1999.


                                             North American           Network Multi-Family        Protection One Europe
Phase:                                         Monitoring
                                         ------------------------    ------------------------    ------------------------
Identification and assessment                   Completed                   Completed                     Completed

Remediation and unit testing                  95% Complete                  Completed                 90% Complete
Comprehensive      Y2K     readiness
verification:
Guidelines and tools                            Completed                   Completed                   Completed
Testing                                       70% Complete                     Completed              85% Complete
Contingency planning:
Guidelines and tools                            Completed                   Completed                   Completed
Plan development                                Completed                   Completed                 90% Complete
Contingency    plan    testing   and
resourcing:
Guidelines and tools                            Completed                   Completed                   Completed
Testing and resourcing                    In progress Sept-Nov        In progress Sept-Nov        In progress Sept-Nov
                                                  1999                        1999                        1999
Mobilization, alert, and standby           In progress Nov-Dec         In progress Nov-Dec         In progress Nov-Dec
                                                  1999                        1999                        1999


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has not experienced any significant changes in its exposure to market risk since December 31, 1998. For additional information on the Company's market risk, see the Form 10-K/A dated December 31, 1998.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

    The Company, its subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring"), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, David Lyons v. Protection One, Inc., et al., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999 which consolidated four pending purported class actions, the plaintiffs filed a single Consolidated Amended Class Action Complaint ("Amended Complaint") on October 15, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One, including an unnamed former executive officer and an unnamed former staff accountant, have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against Western Resources and Westar Capital as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. The time for the defendants to respond to the Amended Complaint has not yet expired. The Company believes that all the claims asserted in the Amended Complaint are without merit and intends to defend against them vigorously. We cannot currently predict the impact of this litigation which could be material.

    Six Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm
Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). On September 10, 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. As of November 10, 1999, none of these dealers have commenced arbitration. Other Protection One dealers have threatened litigation or arbitration based upon similar claims. The Company believes it has complied with the terms of these contracts and intends to vigorously defend its position. The Company cannot currently predict the impact of these disputes with dealers which could be material.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

    None.

ITEM 5.   OTHER INFORMATION.

    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits. The following exhibits are filed with this Current Report on Form 10-Q or incorporated by reference.

Exhibit
Number                     Exhibit Description

10.1 Waiver letter dated as of September 30, 1999 among Protection One Alarm Monitoring, Inc., Bank of America, N.A., as Administrative Agent, and the Syndication Agent, the Documentation Agent and the Lenders named in the Credit Agreement dated as of December 21, 1998 to which all such persons are a party.

10.2 Waiver letter dated as of October 29, 1999 among Protection One Alarm Monitoring, Inc., Bank of America, N.A., as Administrative Agent, and the Syndication Agent, the Documentation Agent and the Lenders named in the Credit Agreement dated as of December 21, 1998 to which all such persons are a party.

10.3 Service Agreement dated as of April 1, 1999 between Western Resources, Inc. and Protection One, Inc. and Exhibits 3 and 4 thereto dated October 14, 1999.

10.4 Letter of Intent dated September 16, 1999 between Paradigm Direct LLC and Protection One Alarm Monitoring, Inc.

18.1              Letter of Arthur Andersen LLP regarding Change in Accounting
                  Principle

27.1              Financial Data Schedule

---------

(b) During the quarter ended September 30, 1999, the Company filed six Reports on Form 8-K. A Current Report on Form 8-K dated July 2, 1999, reported the proposed sale of the Company's Mobile Services Group. A Current Report on Form 8-K dated August 12, 1999, reported second quarter earnings. A Current Report on Form 8-K/A dated August 13, 1999, reported a correction in the Form 8-K filed on August 12, 1999. A current report on Form 8-K dated August 26, 1999, reported the sale of the Company's Mobile Services Group to ATX Technologies. A current report on Form 8-K dated September 3, 1999, reported the termination of the proposed merger with Lifeline Systems, Inc. A current report on Form 8-K dated September 29, 1999, reported the proposed sale of the Company's Canadian operations.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999                  PROTECTION ONE, INC.
    --------------------
                                         PROTECTION ONE ALARM MONITORING, INC.

                                         By:       /s/     Anthony D. Somma
                                                           Anthony D. Somma
                                                        Chief Financial Officer

                                  Exhibit List

Exhibit
Number                     Exhibit Description

10.1 Waiver letter dated as of September 30, 1999 among Protection One Alarm Monitoring, Inc., Bank of America, N.A., as Administrative Agent, and the Syndication Agent, the Documentation Agent and the Lenders named in the Credit Agreement dated as of December 21, 1998 to which all such persons are a party.

10.2 Waiver letter dated as of October 29, 1999 among Protection One Alarm Monitoring, Inc., Bank of America, N.A., as Administrative Agent, and the Syndication Agent, the Documentation Agent and the Lenders named in the Credit Agreement dated as of December 21, 1998 to which all such persons are a party.

10.3 Service Agreement dated as of April 1, 1999 between Western Resources, Inc. and Protection One, Inc. and Exhibits 3 and 4 thereto dated October 14, 1999.

10.4 Letter of Intent dated September 16, 1999 between Paradigm Direct LLC and Protection One Alarm Monitoring, Inc.

18.1              Letter of Arthur Andersen LLP regarding Change in Accounting
                  Principle

27.1              Financial Data Schedule