Form 10-K/A
period 1998-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 1999-12-27
CIK 916230, 916310

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

    PROTECTION ONE EUROPE generated approximately $44 million, or 10%, of our revenues in 1998 and is comprised of:

    - Protection One Continental Europe--our alarm monitoring business servicing continental Europe, established from our purchase of Compagnie Europeenne de Telesecurite ("CET") in September 1998, described below, based in Paris and Vitrolles, France and offices in Germany, Switzerland, Belgium and the Netherlands and

    - Protection One United Kingdom--our alarm monitoring business servicing the United Kingdom, established from our purchase of Hambro Countrywide Security in May 1998, described below, based in Basingstoke, United Kingdom.

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

                                  CURRENT NUMBER OF    CAPACITY OF
LOCATION                         CUSTOMERS MONITORED    FACILITY         PRIMARY MARKETS

-------------------------------  --------------------  -----------  --------------------------

Beaverton, OR..................          275,000          500,000   Residential/Commercial
Addison, TX.....................         285,000          500,000   Multi-Family
Hagerstown, MD.................           65,000          150,000   Residential/Wholesale
Irving, TX.....................          340,000          750,000   Residential/Commercial
Orlando, FL....................          100,000          500,000   Wholesale
Wichita, KS....................          147,000          500,000   Residential/Commercial
Ottawa, Ontario................           20,000           35,000   Residential
Vancouver, B.C.................           20,000           35,000   Residential


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

    - MEDICAL INFORMATION SERVICE, which provides a responder with our customers' specific medical needs, as well as emergency contacts whether home or away.

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

    WE HAVE HAD A HISTORY OF LOSSES.

    We incurred a net loss of $3.3 million (restated) in 1998 (a net loss of $11.5 million excluding the effect of non-recurring income, net), $42.7 million in 1997, and $0.7 million in 1996, and Westinghouse Security (our predecessor for accounting purposes) reported net losses of $4.9 million, $5.9 million,

$1.8 million and $9.2 million in fiscal 1996, 1995, 1994 and 1993, respectively. These losses reflect, among other factors:

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

    Additionally, please be aware that:

    - As of December 31, 1998, we had outstanding long-term indebtedness, excluding capital leases, of $884.4 million, total indebtedness of $967.6 million, an accumulated deficit of $46.7 million and stockholders' equity of $1,344.2 million. Our ratio of total indebtedness to stockholders' equity was 0.72 and total indebtedness to total capitalization was 0.42 as of December 31, 1998.

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

    As of December 31, 1998, our cost of intangible assets, net of accumulated amortization, was approximately $2.2 billion, which constituted approximately 87.9% of the book value of our total assets. In contrast to the 10-year life for amortization of subscriber accounts, we amortize goodwill over a 40-year life. As a result of discussions with the SEC staff, we are reviewing our methodology for amortizing customer accounts. While we believe our amortization method is consistent with industry practices, a significant change in the amortization method would likely have a material effect on our consolidated results of operations but would not reduce EBITDA. We also believe that the use of a 40-year estimated useful life for goodwill is appropriate because the many intangibles associated with our acquisitions will survive the estimated useful life of our customer accounts and management believes should add value to the organization over an extended period of time.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes to the financial statements of Protection One and the audited financial statements and the related notes to the financial statements of Westinghouse Security, included in Item 8 of this report. The Company has restated its consolidated financial statements as of December 31, 1998 and for the year then ended. See Note 2(A) to the Consolidated Financial Statements. All amounts are in thousands, except per share and customer data, unless otherwise noted. Prior to November 24, 1997, Protection One was a standalone security business. On November 24, 1997, pursuant to a contribution agreement dated July 30, 1997, between Protection One and Western Resources, Protection One acquired WestSec and Westar, which together were the Western Resources security businesses, and Centennial Security Holdings, Inc. ("Centennial"). As a result of the November 1997 business combination, Western Resources, through its wholly owned subsidiary Westar Capital, Inc. owned approximately 85.4% of Protection One at December 31, 1997.

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

    The operating results of the Western Resources security businesses for the year ended December 31, 1995, can be considered nominal in relation to the accompanying consolidated statements of operations. The 1995 results are comprised of only two months of start-up activity. Summarized operating results are as follows (in thousands):

Revenue.................................................................  $     344
Gross Profit..........................................................          189
Net income..............................................................         18


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

              (dollars in thousands, except for per share amounts)

                                              PROTECTION ONE                                PREDECESSOR
                                 -----------------------------------------  -------------------------------------------
                                  YEAR ENDED                                 53 WEEKS       52 WEEKS       52 WEEKS
                                 DECEMBER 31,   YEAR ENDED   YEAR ENDED        ENDED          ENDED          ENDED
                                     1998       DECEMBER 31,  DECEMBER 31,   DECEMBER 30,   DECEMBER 20,   DECEMBER 20,
                                   RESTATED       1997        1996           1996           1995           1994
                                 ------------  ------------  -------------  -------------  -------------  -------------

STATEMENTS OF OPERATIONS DATA

Revenues.......................   $  421,095    $  144,773     $   8,097      $ 110,881      $  88,710      $  67,253
Cost of revenues...............      131,791        35,669         3,348         25,960         17,280         15,224
                                 ------------  ------------  -------------  -------------  -------------  -------------
Gross profit...................      289,304       109,104         4,749         84,921         71,430         52,029
Selling, general and
  administrative expenses......      111,798        80,755         5,091         60,166         50,919         27,448
Acquisition and transition

  expense......................       20,298         2,108            --            101            101             --
Amortization of intangibles and
  depreciation expense.........      119,211        39,822           609         21,613         17,804         13,959
Other charges:
  Impairment of customer

    accounts...................           --        12,750            --             --             --             --
  Merger related costs.........                     11,542            --             --             --             --
  Employee severance costs.....        3,400            --            --             --             --             --
                                 ------------  ------------  -------------  -------------  -------------  -------------
Operating income (loss)........       34,597       (37,873)         (951)         3,041          2,606         10,622
Interest expense, net..........       55,990        33,483            15         10,879         12,159         13,467
Other non-recurring (income)

  expense......................      (20,570)           --            --             --             --             --
                                 ------------  ------------  -------------  -------------  -------------  -------------
Income (loss) before income
  taxes and extraordinary

  gain--net of taxes...........         (823)      (71,356)         (966)        (7,838)        (9,553)        (2,845)
Income tax (expense) benefit...       (4,114)       28,628           310          2,978          3,630          1,081
                                 ------------  ------------  -------------  -------------  -------------  -------------
Income (loss) before

  extraordinary gain...........       (4,937)      (42,728)         (656)        (4,860)        (5,923)        (1,764)
Extraordinary gain, net of
  tax..........................        1,591            --            --             --             --             --
                                 ------------  ------------  -------------  -------------  -------------  -------------
Net income (loss)..............   $   (3,346)   $  (42,728)    $    (656)     $  (4,860)     $  (5,923)     $  (1,764)
                                 ------------  ------------  -------------  -------------  -------------  -------------
                                 ------------  ------------  -------------  -------------  -------------  -------------
Net income (loss) per share....   $     (.03)   $    (0.60)    $   (0.01)
                                 ------------  ------------  -------------
                                 ------------  ------------  -------------
CONSOLIDATED BALANCE SHEET DATA

Working capital (deficit)......   $  (90,568)   $   41,539     $ (19,447)     $ (19,515)     $ (13,035)     $ (11,551)
Customer accounts, net.........    1,031,956       530,312       265,530        157,969        138,620        114,236
Goodwill and trademarks, net...    1,175,153       672,776       218,991         11,102         11,397         11,691
Total assets...................    2,510,436     1,414,567       506,647        187,456        170,907        145,062
Long term debt, including
  capital leases...............      884,554       343,942        60,505         47,931         52,511         58,475
Total stockholders' equity.....    1,344,236       940,550       410,430        106,140         89,120         60,108
OTHER OPERATING DATA

MRR (a)........................   $   37,920    $   19,137     $   8,974      $   7,870      $   6,437      $   5,231
Number of customers at end of
  period.......................    1,541,526       756,818       424,100        313,784        265,839        214,785
Ratio of earnings to fixed
  charges (b)..................           --            --            --             --             --             --
EBITDA (c).....................   $  162,491    $   26,241     $    (342)     $  24,654      $  20,410      $  24,581
Cash flows from operations.....   $   85,150        (4,928)          (91)        23,729         15,073         21,644
Cash flows used in investment
  activities...................     (893,947)     (156,684)     (369,536)       (40,460)       (43,094)       (46,741)
Cash flows from financing
  activities...................      744,479       237,000       369,682         16,734         28,129         22,287


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

    The following table provides a calculation of recurring EBITDA for each of the periods presented above:

                                       PROTECTION ONE
                               -------------------------------               PREDECESSOR
                                                                -------------------------------------
                                   YEAR ENDED DECEMBER 31,       53 WEEKS     52 WEEKS     52 WEEKS
                               -------------------------------     ENDED        ENDED        ENDED
                                 1998                           DECEMBER     DECEMBER     DECEMBER
                              RESTATED      1997       1996      30, 1996     20, 1995     20, 1994
                               ---------  ---------  ---------  -----------  -----------  -----------
                                   (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)

Income (loss) before income
  taxes and extraordinary
  item.......................  $    (823) $ (71,356) $    (966)  $  (7,838)   $  (9,553)   $  (2,845)
Plus:
  Interest expense, net......     55,990     33,483         15      10,879       12,159       13,467
  Other charges..............      8,683     24,292         --          --           --           --
  Amortization of intangibles
    and depreciation
    expense..................    119,211     39,822        609      21,613       17,804       13,959
Less:
  Other non-recurring
    (income) expense.........    (20,570)        --         --          --           --           --
                               ---------  ---------  ---------  -----------  -----------  -----------
EBITDA.......................  $ 162,491  $  26,241  $    (342)  $  24,654    $  20,410    $  24,581
                               ---------  ---------  ---------  -----------  -----------  -----------
                               ---------  ---------  ---------  -----------  -----------  -----------



    Other charges in 1998 represents severance and relocation payments of $3,400 related to our 1998 reorganization and costs of $5,283 incurred to replace signage for the Western Resources security business, after the merger of the Western Resources security business with Protection One in 1998. Other charges in 1997 represent the impairment of Western Resource security business customer accounts and non-recurring charges related to the merger of Protection One and the Western Resources security business.

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

    RESTATEMENT. We restated our 1998 consolidated financial statements. The impact of the restatement on the quarterly results in 1998 have been reflected in Note 19 to the financial statements.

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

                                                                  FISCAL YEARS ENDED
                                                                     DECEMBER 31,
                                                      ------------------------------------------
                                                              1998
                                                            RESTATED                1997
                                                      --------------------  --------------------
                                                                (DOLLARS IN THOUSANDS)
Revenues:

  Monitoring and related services...................  $ 375,840       89.3% $ 126,630       87.5%
  Installation and rental...........................     45,255       10.7     18,143       12.5
                                                      ---------  ---------  ---------  ---------
    Total revenues..................................    421,095      100.0    144,773      100.0
Cost of revenues:
  Monitoring and related services...................    103,521       24.6     32,656       22.5
  Installation and other............................     28,270        6.7      3,013        2.1
                                                      ---------  ---------  ---------  ---------
    Total cost of revenues..........................    131,791       31.3     35,669       24.6
    Gross profit....................................    289,304       68.7    109,104       75.4
Selling, general and administrative expenses........    111,798       26.5     80,755       55.8
Acquisition and transition expense..................     20,298        4.8      2,108        1.5
Amortization of intangibles and depreciation
  expense...........................................    119,211       28.3     39,822       27.5
Other charges.......................................      3,400        0.9     24,292       16.8
                                                      ---------  ---------  ---------  ---------
    Operating income (loss).........................  $  34,597       8.2% $  (37,873)     (26.2)%
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------



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

    AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for 1998 increased by $79.4 million, or 199%, to $119.2 million from $39.8 million in 1997. We spent approximately $601 million to purchase customer accounts and incurred $530 million in cost allocated to goodwill during 1998 from our purchases of security alarm companies, portfolios of customer accounts, and individual new customers through our dealer program. We amortize customer accounts over 10 years and goodwill over 40 years, in each case using a straight-line method. Additional considerations relating to our treatment of customer accounts are discussed under the heading "Forward Looking Statements--We lose some of our customers over time."

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

    OPERATING INCOME for 1998 was $34.6 million, compared to an operating loss of $(37.9) million in 1997. If we remove the impact of other charges in each of 1997 and 1998, operating income increased from a loss of $(13.6) million in 1997 to operating income of $38.0 million in 1998.

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

    OTHER NON-RECURRING (INCOME) EXPENSE in 1998 totaled $20.6 million of income, compared to zero in 1997. In 1998, we recognized a non-recurring gain on the repurchase of customer contracts covered by a financing arrangement with New York Life Secured Asset Management Company, Ltd. (SAMCO), a third party, in the amount of $16.4 million. In 1997, we recorded this obligation at $68.5 million in the valuation of the assets and liabilities we acquired in the acquisition of Westinghouse Security System and increased the liability to $69.1 million for increases in the market value of these accounts estimated to have occurred in 1997, recording the $583,000 increase as interest expense. This amount was based upon management's estimate, as specified by the agreement, of the market value of the customer contracts considering the prices that large customer bases were being sold in the market, which was experiencing rapid consolidation and higher prices; verbal discussions with the third party on their expectations on settlement; and based upon the provisions of the financing agreement. During 1998, in a series of negotiations, we purchased the customer contracts for $52.7 million. We were successful in the settlement of a lower amount based upon the following (1) it was determined through litigation in 1998 that we could immediately discontinue service to these customers if sold to a third party, (2) there was an expectation that if sold to a third party, customer losses would occur upon transition of the accounts, and (3) due to the reduction in 1998 of the market value of large customer bases in general, resulting from a reduction in the number of buyers and competition for large customer bases in the market. We were able to sustain our position that a lower value was appropriate by entering into litigation and through the final mediation of the dispute between the parties.

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

    BALANCE SHEET DATA. The table below compares several key statistics from our consolidated balance sheets as of December 31, 1998 and 1997:

                                                          AT DECEMBER 31,
                                                        --------------------
                                                          1998
                                                        RESTATED     1997
                                                        ---------  ---------
                                                            (DOLLARS IN
                                                             THOUSANDS)

Working capital (deficit).............................  $ (90,568) $  41,539
Customer accounts, net................................  1,031,956    530,312
Goodwill and trademarks, net........................... 1,175,153    672,776

Current liabilities...................................    278,408    129,449
Long-term debt, net of current portion................    884,367    343,338
Stockholders' equity..................................  1,344,236    940,550


    As of December 31, 1998, our working capital deficit was $90.6 million, compared to working capital of $41.5 million as of December 31, 1997. Working capital represents current assets less current liabilities, including the current portion of long-term debt. The decline in working capital reflects reductions in our cash balance of approximately $65.5 million and a decrease in the current portion of our income tax receivable of $19.3 million. An increase in current liabilities also contributed to the decline in working capital. The most significant changes in current liabilities includes an increase of $30.9 million in purchase holdbacks, an increase of $62.0 million in the current portion of long term debt, and an increase of $23.8 million in deferred revenue. We generate purchase holdbacks when we acquire security alarm companies, portfolios of customer accounts or individual customer contracts from our dealer program. We retain a portion of the purchase price in each case, subject to negotiation, to offset the loss of the acquired customers. Our purchase holdbacks typically represent between 0% and 20% of the purchase price, and typically are in effect for up to one year. Deferred revenue represents amounts billed to customers in advance of providing service. We expect deferred revenue to continue to fluctuate with the size of our customer base.

    Long-term debt, net of current portion increased by $541.0 million, reflecting the issuance of $600.0 million of new debt, the assumption of long-term debt obligations in our acquisitions, and offset slightly by the repayment of debt from the proceeds from our equity offerings. Stockholders' equity increased by $403.7 million, reflecting primarily the issuance of $401.8 million of common stock in two offerings in June 1998. Our retained losses increased from $43.4 million at December 31, 1997 to $46.7 million at December 31, 1998, reflecting a 1998 net loss of approximately $3.3 million.

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

                                                                      PROTECTION ONE                  PREDECESSOR
                                                           ------------------------------------    -----------------
                                                             FISCAL YEARS ENDED DECEMBER 31,       FISCAL YEAR ENDED
                                                           ------------------------------------      DECEMBER 31,
                                                                                                   -----------------
                                                                 1997                1996                1996
                                                           -----------------    ---------------    -----------------
                                                                  (DOLLARS IN THOUSANDS)              (DOLLARS IN
                                                                                                      THOUSANDS)
Revenues:

  Monitoring and related services......................    $126,630     87.5%   $6,382     78.8%   $ 93,765     84.6%
  Installation and rental..............................      18,143     12.5     1,715     21.2      17,116     15.4
                                                           --------    -----    ------    -----    --------    -----
    Total revenues.....................................     144,773    100.0%    8,097    100.0%    110,881    100.0%
Cost of revenues:
  Monitoring and related services......................      32,656     22.5%    1,761     21.7%     24,987     22.5%
  Installation and other...............................       3,013      2.1     1,587     19.6         973      0.9
                                                           --------    -----    ------    -----    --------    -----
    Total cost of revenues.............................      35,669     24.6     3,348     41.3      25,960     23.4

    Gross profit.......................................     109,104     75.4     4,749     58.7      84,921     76.6

  Selling, general and administrative expenses.........      80,755     55.8     5,091     62.9      60,166     54.3
  Acquisition and transition expense...................       2,108      1.5        --       --         101      0.1
  Amortization of intangibles and depreciation
    expense............................................      39,822     27.5       609      7.5      21,613     19.5
  Other charges........................................      24,292     16.8        --       --          --       --
                                                           --------    -----    ------    -----    --------    -----
    Operating income (loss)............................    $(37,873)   (26.2)%  $ (951)   (11.7)%  $  3,041      2.7%
                                                           --------    -----    ------    -----    --------    -----
                                                           --------    -----    ------    -----    --------    -----



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

                                                                          FISCAL YEAR ENDED
                                                                          DECEMBER 31, 1997
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

       2.  The following Exhibits:

EXHIBIT

NO.        EXHIBIT DESCRIPTION
------     ---------------------------------------------------------------------

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

  2.8 Conditional Purchase Agreement, dated as of August 6, 1998, between certain directors and/or officers of Compagnie Europeenne de
             Telesecurite and Monitoring (incorporated by reference to Exhibit 2.8 to the Annual Report on Form 10-K filed by POI and
             Monitoring for the year ended December 31, 1998 (the "Fiscal 1998
             Form 10-K")).

  2.9        Stock Subscription Agreement, dated as of October 21, 1998, between
             Guardian and Westar Security (incorporated by reference to Exhibit 2.9 to the Fiscal 1998 Form 10-K).

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

  4.17 Indenture, dated as of December 21, 1998, among Monitoring, as issuer, POI, as guarantor, and The Bank of New York, as trustee
             (incorporated by reference to Exhibit 4.17 to the Fiscal 1998
             Form 10-K).

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

 10.27       Revolving Credit Agreement among Monitoring, borrower, NationsBank,
             N.A., administrative agent, First Union National Bank, syndication agent, Toronto Dominion (Texas), Inc., documentation agent, and Lenders named therein, dated December 21, 1998 (the "Revolving
             Credit Agreement") (incorporated by reference to Exhibit 10.27 to the Fiscal 1998 Form 10-K).

 10.28       First Amendment to the Revolving Credit Agreement, dated as of February
             26, 1999 (incorporated by reference to Exhibit 10.28 to the Fiscal
             1998 Form 10-K).

 12.1        Statement regarding Computation of Earnings to Fixed Charges.+

 16.1        Letter from Coopers & Lybrand to the Securities and Exchange
             Commission re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to Amendment No. 1 to the Current Report on
             Form 8-K filed by POI and Monitoring dated February 5, 1998).

 21.1 Subsidiaries of POI and Monitoring (incorporated by reference to Exhibit 21.1 to the Fiscal 1998 Form 10-K).

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

99.2         Registration Rights Agreement, dated December 21, 1998, among
             Monitoring, POI and various subsidiary guarantors and Morgan
             Stanley & Co. Incorporated, Chase Securities Inc; First Union
             Capital Markets, NationsBanc Montgomery Securities LLC and TD
             Securities (USA), Inc. (the "Placement Agents") (incorporated by reference to Exhibit 99.2 to the Fiscal 1998 Form 10-K).

99.3 Placement Agreement, dated December 16, 1998, among Monitoring, POI and various subsidiary guarantors and the Placement Agents
             (incorporated by reference to Exhibit 99.3 to the Fiscal 1998 Form
             10-K).

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Protection One, Inc.:

    We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. The consolidated financial statements as of December 31, 1998 and for the year then ended have been restated (See Note 2(A)). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protection One, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Dallas, Texas

January 19, 1999 (except with respect to the matters discussed in Note 2(A) and Note 20 as to which the date is November 3, 1999)

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                            YEARS ENDED DECEMBER
                                                                                                    31,
                                                                                           ----------------------
                                                                                              1998          1997
                                                                                           ----------   ----------
                                                                                            RESTATED
                                                                                            NOTE 2(A)
                                                     ASSETS

Current assets:

  Cash and cash equivalents..............................................................  $   10,025  $   75,556
  Restricted cash........................................................................      11,987          --
  Marketable securities..................................................................      17,770       5,701
  Receivables, net.......................................................................      61,262      20,302
  Inventories............................................................................       7,895         556
  Prepaid expenses.......................................................................       3,867         367
  Income tax receivable..................................................................       5,886      25,200
  Deferred tax assets, current...........................................................      49,543      40,186
  Other..................................................................................      19,605       3,120
                                                                                           ----------  ----------
    Total current assets.................................................................     187,840     170,988
Property and equipment, net..............................................................      46,959      14,934
Customer accounts, net...................................................................   1,031,956     530,312
Goodwill and trademarks, net.............................................................   1,175,153     672,776
Deferred tax assets......................................................................      38,326      16,383
Other....................................................................................      30,202       9,174
                                                                                           ----------  ----------
Total Assets.............................................................................  $2,510,436  $1,414,567
                                                                                           ----------  ----------
                                                                                           ----------  ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable.......................................................................  $   16,374  $    6,235
  Accrued liabilities....................................................................      77,412      56,163
  Purchase holdbacks.....................................................................      42,303      11,444
  Long-term debt, current portion........................................................      83,255      21,217
  Capital leases, current portion........................................................       1,361         490
  Deferred revenue.......................................................................      57,703      33,900
                                                                                           ----------  ----------
    Total current liabilities............................................................     278,408     129,449
Long-term debt, net of current portion...................................................     884,367     343,338
Capital leases, net of current portion...................................................         187         604
Other liabilities........................................................................       3,238         626
                                                                                           ----------  ----------
Total Liabilities........................................................................   1,166,200     474,017
Commitments and contingencies (see Note 15)
Stockholders' equity:

Preferred stock, $.10 par value, 5,000,000 shares authorized.............................          --          --
Common Stock, $.01 par value, 150,000,000 shares authorized, 126,838,741 shares and
  83,362,938 shares issued and outstanding at December 31, 1998 and 1997, respectively...       1,268         834
Additional paid-in capital...............................................................   1,392,256     983,082
Unrealized loss on marketable securities, net of tax.....................................      (1,848)         --
Unrealized loss on currency translation, net of tax......................................        (728)         --
Retained losses..........................................................................     (46,712)    (43,366)
                                                                                           ----------  ----------
  Total stockholders' equity.............................................................   1,344,236     940,550
                                                                                           ----------  ----------
Total Liabilities and Stockholders' Equity...............................................  $2,510,436  $1,414,567
                                                                                           ----------  ----------
                                                                                           ----------  ----------



The accompanying notes are an integral part of these consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------
                                                                                        1998        1997         1996
                                                                                      ---------  ---------     ---------
                                                                                      RESTATED
                                                                                      NOTE 2(A)
Revenues:

  Monitoring and related services...................................................  $ 375,840   $ 126,630   $   6,382
  Installation and rental...........................................................     45,255      18,143       1,715
                                                                                      ---------  -----------  ---------
    Total revenues..................................................................    421,095     144,773       8,097
Cost and expenses:
  Monitoring and related services...................................................    103,521      32,656       1,761
  Installation and other............................................................     28,270       3,013       1,587
                                                                                      ---------  -----------  ---------
    Total cost of revenues..........................................................    131,791      35,669       3,348
    Gross profit....................................................................    289,304     109,104       4,749
Selling, general and administrative expenses........................................    111,798      80,755       5,091
Acquisition expense.................................................................     20,298       2,108          --
Amortization of intangibles and depreciation expense................................    119,211      39,822         609
Other charges:

  Impairment of customer accounts...................................................         --      12,750          --
  Merger related costs..............................................................         --      11,542          --
  Employee severance costs..........................................................      3,400          --          --
                                                                                      ---------  -----------  ---------
    Operating income (loss).........................................................     34,597     (37,873)       (951)
Interest expense:
  Interest expense, net.............................................................     33,869      33,483          15
  Interest expense to parent, net...................................................     22,121          --          --
Other (income) expense:

  Non-recurring gain on contract repurchase.........................................    (16,348)         --          --
  Non-recurring gain on exchange of securities......................................     (3,000)         --          --
  Other.............................................................................     (1,222)         --          --
                                                                                      ---------  -----------  ---------
Income (loss) before income taxes and extraordinary gain............................       (823)    (71,356)       (966)
Income tax (expense) benefit........................................................     (4,114)     28,628         310
                                                                                      ---------  -----------  ---------
Income (loss) before extraordinary gain.............................................     (4,937)    (42,728)       (656)
Extraordinary gain, net of tax effect of $2,730.....................................      1,591          --          --
                                                                                      ---------  -----------  ---------
  Net income (loss).................................................................  $  (3,346)  $ (42,728)  $    (656)
                                                                                      ---------  -----------  ---------
                                                                                      ---------  -----------  ---------
Other comprehensive income:

  Unrealized loss on marketable securities, net of tax effect of $1,107.............  $  (1,848)  $      --   $      --
  Unrealized loss on currency translation, net of tax effect of $485................       (728)         --          --
                                                                                      ---------  -----------  ---------
Comprehensive income (loss).........................................................  $  (5,922)  $ (42,728)  $    (656)
                                                                                      ---------  -----------  ---------
Net income (loss) per common share (basic and diluted):

  Income (loss) before extraordinary gain per common share..........................  $    (.05)  $    (.60)  $    (.01)
  Extraordinary gain per common share...............................................        .02          --          --
                                                                                      ---------  -----------  ---------
  Net income (loss) per common share................................................  $    (.03)  $    (.60)  $    (.01)
                                                                                      ---------  -----------  ---------
                                                                                      ---------  -----------  ---------



The accompanying notes are an integral part of these consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                   RESTATED
                                                                                   NOTE 2(A)
Cash flows from operating activities:

Net income (loss)................................................................  $  (3,346) $(42,728) $    (656)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:

  Extraordinary gain.............................................................     (1,591)       --          --
  Gain on exchange transaction...................................................     (3,000)       --          --
  Gain on contract repurchase....................................................    (16,348)       --          --
  Amortization of intangibles and depreciation...................................    119,211    39,822         609
  Accretion of debt premium......................................................      3,034     1,026          --
  Net deferred taxes.............................................................     12,531    (3,888)         --
  Provision for doubtful accounts................................................     10,567     3,657         184
  Other charges..................................................................      3,400    36,592          --
Changes in assets and liabilities, net of effects of acquisitions:

  Receivables....................................................................    (19,040)   (2,467)     (1,424)
  Inventories....................................................................     (3,810)      940        (540)
  Prepaid expenses...............................................................     (3,821)      294         (32)
  Other current assets...........................................................    (13,615)  (28,988)       (200)
  Accounts payable...............................................................     (2,710)      492          41
  Accrued liabilities............................................................      5,925   (10,350)      1,749
  Deferred revenue...............................................................     (2,237)      670         178
                                                                                   ---------  ---------  ---------
    Net cash provided by (used in) operating activities..........................     85,150    (4,928)        (91)
Cash flows from investing activities:
  Purchase of property and equipment.............................................    (32,711)   (3,826)       (977)
  Purchase/placement of installed security systems...............................   (277,667)  (29,043)     (1,392)
  Purchase of marketable securities..............................................    (15,149)       --          --
  Distribution to equityholders in acquisition transaction.......................         --  (106,321)         --
  Acquisition of alarm companies, net of cash received...........................   (549,196)  (17,494)   (357,269)
  Investment in Guardian.........................................................    (14,224)       --          --
  Other investment...............................................................     (5,000)       --      (9,898)
                                                                                   ---------  ---------  ---------
    Net cash used in investing activities........................................   (893,947) (156,684)   (369,536)
Cash flows from financing activities:
  Proceeds from equity offering..................................................    406,264        --          --
  Payments on long-term debt.....................................................   (512,190)  (63,749)         --
  Proceeds from long-term debt issuances.........................................    642,417        --          53
  Stock options and warrants exercised...........................................        878        --          --
  Cash funding from parent.......................................................    213,910   300,749     369,629
  Cost related to equity offering................................................     (4,867)       --          --
  Cost related to debt issuances.................................................     (1,933)       --          --
                                                                                   ---------  ---------  ---------
    Net cash provided by financing activities....................................    744,479   237,000     369,682
                                                                                   ---------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents.....................     (1,213)       --          --
                                                                                   ---------  ---------  ---------
    Net (decrease) increase in cash and cash equivalents.........................    (65,531)   75,388          55
Cash and cash equivalents:
  Beginning of period............................................................     75,556       168         113
                                                                                   ---------  ---------  ---------
  End of period..................................................................  $  10,025  $ 75,556   $     168
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Cash paid for interest...........................................................  $  18,422  $ 10,202   $      --
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Cash paid for taxes..............................................................  $     311  $     --   $      --
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Non-cash financing:

    Contribution of net assets from Parent.......................................  $      --  $109,219   $      --
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------



The accompanying notes are an integral part of these consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                   COMMON STOCK                     ADDITIONAL                                TOTAL
                              -----------------------  CONTRIBUTED    PAID-IN     RETAINED    UNREALIZED   STOCKHOLDERS'
                                SHARES      AMOUNT       CAPITAL      CAPITAL      LOSSES        LOSS         EQUITY
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------
DECEMBER 31, 1995...........          --   $      --    $   5,373    $      --    $      18    $      --    $    5,391
Net investments and advances
  from WRI..................          --          --      379,229           --           --           --       379,229
Contribution by WRI of Small
  Subs......................          --          --       26,466           --           --           --        26,466
Net loss....................          --          --           --           --         (656)          --          (656)
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------
DECEMBER 31, 1996...........          --          --      411,068           --         (638)          --       410,430

Net investment and advances
  from WRI..................          --          --       43,827           --           --           --        43,827
Recapitalization............  68,673,402         687     (454,895)     454,208           --           --            --
Shares issued--in reverse
  purchase acquisition......  14,689,230         147           --      528,874           --           --       529,021
Exercise of options.........         306          --           --           --           --           --            --
Net loss ...................          --          --           --           --      (42,728)          --       (42,728)
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------
DECEMBER 31, 1997             83,362,938         834           --      983,082      (43,366)          --       940,550

Equity offerings, net of
  cost......................  42,764,644         427           --      401,397           --           --       401,824
Shares
  issued--Acquisitions......     539,584           5           --        6,716           --           --         6,721
Shares issued--ESPP.........      61,980           1           --          532           --           --           533
Exercise of options and
  warrants..................     109,595           1           --          529           --           --           530
Unrealized loss-marketable
  securities................          --          --           --           --           --       (1,848)       (1,848)
Unrealized loss-currency
  translation...............          --          --           --           --           --         (728)         (728)
Net loss....................          --          --           --           --       (3,346)          --        (3,346)
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------
DECEMBER 31, 1998 (AS

RESTATED NOTE 2(A))........ $126,838,741  $   1,268    $      --    $1,392,256   $ (46,712)   $  (2,576)   $ 1,344,236
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------
                              ----------  -----------  -----------  -----------  -----------  -----------  ------------



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

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) RESTATEMENT

    The Company has restated its consolidated financial statements as of December 31, 1998 and for the year then ended. These restatements result from a revaluation of amounts assigned to acquired customers in the Multifamily business segment. During 1998, the Company acquired businesses in its Multifamily business segment and allocated a portion of the purchase price to the customer accounts acquired. Management has analyzed the initial purchase price allocations for these acquisitions and increased the amount allocated to customer accounts by $19 million, reduced goodwill by $13 million and increased deferred taxes payable by $6 million. The total effect of the restatement was to decrease previously reported 1998 net income by $883,000 or $.01 per share due to the difference in periods over which customer accounts and goodwill are amortized. The net effect of adjustments made to 1998 quarterly reported results is disclosed in Note 19.

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

    The cost of customer accounts is amortized on a straight-line basis over a 10-year period. It is the Company's policy to evaluate acquired customer account loss on a quarterly basis utilizing historical loss rates for the customer accounts in total and, when necessary, adjust amortization over the remaining useful life. Accumulated amortization of the investment in customer accounts at December 31, 1997 and 1998 was $28.5 and $118.4, respectively. As a result of discussions with the staff of the SEC the Company is

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) reviewing its method of amortizing the cost of customer accounts. The Company believes its amortization method is consistent with industry practices. A significant change in the amortization method would likely have a material effect on Company's results of operations.

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

                                                                        YEARS ENDED DECEMBER
                                                                                 31
                                                                        ----------------------
                                                                         1998(A)
                                                                           RESTATED     1997(A)
                                                                        ----------  ----------

Revenues..............................................................  $  562,130  $  449,957
Income (loss) before extraordinary items..............................     (23,243)    (20,420)
Net income (loss).....................................................     (23,139)    (20,420)
Per common share, basic and diluted...................................
  Income (loss) before extraordinary items............................        (.22)       (.29)
  Net income (loss)...................................................        (.21)       (.29)



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

                                               12/31/96     PROVISION   UTILIZED    12/31/97     PROVISION   UTILIZED    12/31/98
                                              -----------  -----------  ---------  -----------  -----------  ---------  -----------

Severance and Relocation....................   $      --    $   2,000   $    (775)  $   1,225    $   1,000   $  (1,328)  $     897


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

7. CUSTOMER ACCOUNTS:

    The following is a rollforward of the investment in customer accounts (at cost) for the following years:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                             1998       1997
                                                                          ----------  --------

Beginning customer accounts, net........................................  $  530,312  $265,530
Acquisition of customer accounts........................................     601,063   301,566
Amortization of customer accounts.......................................     (89,893)  (23,985)
Special charge to recognize abnormal customer loss......................          --   (12,750)
Non-cash charges against purchase holdbacks.............................      (9,526)      (49)
                                                                          ----------  --------
Ending customer accounts, net...........................................  $1,031,956  $530,312
                                                                          ----------  --------
                                                                          ----------  --------



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

8. GOODWILL AND TRADEMARKS, NET:

    Goodwill and trademarks consist of the following:

                                                            DECEMBER 31,
                                                        --------------------
                                                          1998       1997
                                                        ---------  ---------

Goodwill and trademarks............................... $1,206,248  $ 679,839
Less accumulated amortization.........................     31,095      7,063
                                                        ---------  ---------
                                                       $1,175,153  $ 672,776
                                                        ---------  ---------
                                                        ---------  ---------



    The amortization of goodwill charged to expense was $24,032, and $6,543, and $520 for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 respectively.

9. LONG-TERM DEBT:

    Long-term debt is comprised of the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------

New Senior Credit Facility..............................  $  42,417  $      --
Senior Subordinated Notes...............................    350,000         --
Senior Unsecured Notes..................................    250,000         --
Senior Subordinated Discount Notes......................    125,590    191,926
Convertible Senior Subordinated Notes...................    103,500    103,500
CET Recourse Financing Agreements.......................     93,541         --
Other...................................................      2,574         --
SAMCO Contract Financing................................         --     69,129
Less current portion....................................    (83,255)   (21,217)
                                                          ---------  ---------
                                                          $ 884,367  $ 343,338
                                                          ---------  ---------
                                                          ---------  ---------



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

                                                                                  YEAR ENDED
                                                                             DECEMBER 31, 1998
                                                                             -----------------
Net loss:
  As reported..............................................................      $  (3,346)
  Pro forma................................................................         (4,816)
Net loss per common share (basic and diluted):

  As reported..............................................................      $   (0.03)
  Pro forma................................................................          (0.04)


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

13. INCOME TAXES:

    Components of income tax (expense) benefit are as follows:

                                                                        YEARS ENDED DECEMBER
                                                                                  31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Federal--
  Current.............................................................  $    6,798  $   21,640
  Deferred............................................................      (9,481)      3,411
State--
  Current.............................................................       1,541       3,090
  Deferred............................................................      (3,050)        487
Foreign tax expense, current..........................................      (2,652)         --
                                                                        ----------  ----------
                                                                            (6,844)     28,628

Less tax on extraordinary gain........................................      (2,730)         --
                                                                        ----------  ----------
  Total...............................................................  $   (4,114) $   28,628
                                                                        ----------  ----------
                                                                        ----------  ----------



    The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Federal statutory tax rate.................................................         35%        35%
State income taxes, net of Federal benefit.................................          5%         6%
Non-deductible goodwill....................................................       (540)%        (1)%
                                                                              ---------        ---
                                                                                  (500)%        40%
                                                                              ---------        ---
                                                                              ---------        ---

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

    Deferred income tax assets and liabilities were composed of the following:

                                                                              DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Deferred tax asset (liability) current:
  Accrued liabilities.................................................  $   12,127  $   19,413
  Accounts receivable, due to allowance...............................      15,583       2,083
  Acquisition holdbacks...............................................      12,238       6,684
  Other...............................................................       9,595      12,006
                                                                        ----------  ----------
                                                                        $   49,543  $   40,186
                                                                        ----------  ----------
                                                                        ----------  ----------

Deferred tax asset (liability) noncurrent:
  Recourse financing contracts........................................  $   30,162  $       --
  Net operating loss carryforwards....................................      27,327      16,943
  Valuation allowance.................................................     (27,327)    (16,943)
  Customer accounts...................................................       9,506       1,580
  Property & equipment................................................      (1,762)      3,429
  OID amortization....................................................       6,592      16,824
  Other...............................................................      (6,172)     (5,450)
                                                                        ----------  ----------
                                                                        $   38,326  $   16,383
                                                                        ----------  ----------
                                                                        ----------  ----------

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


SUMMARIZED BALANCE SHEET                                                 DECEMBER 31, 1997
------------------------                                                 -----------------
Assets
  Current assets...........................................................     $   110,350
  Customer accounts and intangibles, net...................................         221,360
  Goodwill and patents.....................................................         398,891
  Other noncurrent assets..................................................          42,076
Liabilities and Stockholder Equity
  Deferred revenue.........................................................          16,457
  Other current liabilities................................................          20,710
  Long-term debt, net of current portion...................................         301,605
  Other long-term liabilities..............................................             703
  Stockholders' equity.....................................................         464,086





                                                                      FOR THE PERIOD FROM
                                                                     NOVEMBER 24, 1997, TO
SUMMARIZED STATEMENT OF OPERATIONS                                      DECEMBER 31, 1997
----------------------------------                                    --------------------
Revenues..........................................................   $   10,812
Gross Profit......................................................        7,527
Net loss..........................................................        5,451

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

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


18. SEGMENT REPORTING (CONTINUED)
Reportable segments (in millions):

                                                               PROTECTION ONE NORTH AMERICA
                                                          ---------------------------------------   PROTECTION ONE        TOTAL
                                                          MONITORING     MULTIFAMILY      TOTAL         EUROPE        CONSOLIDATED
                                                          -----------  ---------------  ---------  -----------------  -------------
Revenue from external customers:
  Monitoring and related services.......................   $     321      $      29     $     350      $      26        $     376
  Installation and rental...............................          23              4            27             18               45
                                                          -----------           ---     ---------          -----           ------
    Total...............................................         344             33           377             44              421
Amortization of intangibles and depreciation expense....         108              7           115              4              119
Interest expense........................................          39             13            52              4               56
Net income (loss).......................................           4           (10)           (6)             3               (3)
Segment assets..........................................       1,987            222         2,209            301            2,510
Expenditures for property...............................          29              1            30              3               33
Expenditures for subscriber accounts....................         271              5           276              2              278



    Protection One currently has operations based in three foreign countries. Financial data for these locations for 1998 is as follows:


                                                       FRANCE      UK       CANADA
                                                     ----------  -------  ---------
Total Revenues..................................  $   34,994  $   8,731  $   3,756
Total Assets.....................................     275,229     25,855     30,129


    In 1997, Protection One operated under a single reportable segment providing alarm monitoring services to over 750,000 residential and small business customers in the United States. Accordingly, no further segment presentation beyond the consolidated financial statements is warranted.

19. UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of the unaudited quarterly financial information for 1998 as restated and 1997:


                                                                  MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                                 -----------  ---------  ------------  ------------
                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
---------------------------------------------------------------
Revenues.......................................................   $  76,795   $  97,041   $  103,261    $  143,998
Gross profit...................................................      52,802      65,561       70,706       100,235
Income (loss) before extraordinary gain........................         194        (420)         977        (5,688)
Net income.....................................................         194       1,171          977        (5,688)
Basic and diluted income (loss) per share:

  Income (loss) before extraordinary gain......................          --       (.01)          .01          (.05)
  Net income (loss)............................................          --         .01          .01          (.05)

1997
---------------------------------------------------------------
Revenues.......................................................   $  32,576   $  31,338   $   32,814    $   48,045
Gross profit...................................................      23,981      22,256       21,867        41,000
Net income (loss)..............................................      (4,269)     (6,619)      (6,777)      (25,063)
Basic and diluted income (loss) per share......................        (.06)       (.09)        (.10)         (.35)

In addition, the net effect of the restatement discussed in Note 2 has been reflected in the appropriate quarterly results as follows:


                           AS PREVIOUSLY REPORTED      RESTATEMENT              AS RESTATED
                           ---------------------       -----------              ------------
                                    EARNINGS                  EARNINGS                  EARNINGS
                           AMOUNT   PER SHARE       AMOUNT   PER SHARE        AMOUNT   PER SHARE
                           ------   ---------       ------   ---------        ------   ---------
                                   (Dollars in thousands, except for per share amounts)
INCOME (LOSS) BEFORE
  EXTRAORDINARY GAIN
--------------------
1998 - Quarter Ended:
   March 31                  $398         $ -        $(204)      $   -          $194      $   -
   June 30                   (199)          -         (221)       (.01)         (420)      (.01)
   September 30             1,206         .01         (229)          -           977        .01
   December 31             (5,459)       (.05)        (229)          -        (5,688)      (.05)
                          -------       ------       ------     ------      -------      ------
For the Year Ended
December 31, 1998         $(4,054)      $(.04)       $(883)      $(.01)      $(4,937)     $(.05)
                          ========      ======       ======      ======      ========     ======

NET INCOME (LOSS)
------------------
1998 - Quarter Ended:
   March 31               $   398       $   -        $(204)      $   -          $194      $   -
   June 30                  1,392         .02         (221)       (.01)        1,171        .01
   September 30             1,206         .01         (229)          -           977        .01
   December 31             (5,459)       (.05)        (229)          -        (5,688)      (.05)
                          --------      ------       ------      ------      --------     -----
For the Year Ended
December 31, 1998         $(2,463)      $(.02)       $(883)      $(.01)      $(3,346)     $(.03)
                          ========      ======       ======      ======      ========     ======

The restatements did not impact previously reported revenues and do not impact the Company's net cash flow.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

20. SUBSEQUENT EVENTS--MERGERS AND ACQUISITIONS (UNAUDITED):

CHANGE IN ACCOUNTING PRINCIPLE

The Company concluded a comprehensive review of its customer account amortization policy that was undertaken during the third quarter of 1999. As a result, management identified three distinct pools; North America, Multifamily and Europe. A change in accounting principle was made in the third quarter of 1999, from a ten year straight-line to a ten year declining balance (accelerated) method for the North America and Europe pools to more closely match future amortization costs with the estimated revenue stream. No change was made in the method used for the Multifamily pool.

LIQUIDITY

The Company borrows to fund operations in excess of internally generated cash under its senior credit facility. The Company's ability to borrow under the facility is subject to compliance with certain financial covenants, of which the Company was out of compliance with at September 30, 1999. The senior credit facility lenders have waived compliance with the current leverage and interest coverage ratio covenants through December 17, 1999. In connection with the waiver, the amount of the credit facility was reduced from $500 million to $250 million. Accordingly, the Company's borrowings under the senior credit facility have been reclassified from long-term to current in the accompanying financial statements. The Company may not be in compliance with the current leverage and interest coverage ratio covenants in the credit facility following the expiration of the waiver. Management believes the Company will be able to address this matter in a manner so that there is no default under the credit facility or significant impact on its liquidity, but no assurances can be given that the Company will be able to do so or the terms thereof.

LITIGATION

Six Protection One dealers have filed a class action lawsuit in the U.S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled TOTAL SECURITY SOLUTIONS, INC., ET AL. V. PROTECTION ONE ALARM MONITORING, INC., Civil Action No. 3:99CV-326-H (filed May 21, 1999). On September 10, 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff' pursuit of arbitration as required by the terms of their agreements. As of November 10, 1999, none of these dealers have commenced arbitration. Other Protection One dealers have threatened litigation or arbitration based upon similar claims. The Company believed it has complied with the terms of these contracts and intends to vigorously defend its position. The Company cannot currently predict the impact of these disputes with dealers which could be material.

The Company, its subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring"), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, David Lyons v. Protection One, Inc., et al., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999 which consolidated four pending purported class actions, the plaintiffs filed a single Consolidated Amended Class Action Complaint ("Amended Complaint") on October 15, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One, including an unnamed former executive officer and an unnamed former staff accountant, have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against Western Resources and Westar Capital as controlling persons under Sections 11 and 15 of he Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. The time for the defendants to respond to the Amended Complaint has not yet expired. The Company believes that all the claims asserted in the Amended Complaint are without merit and intends to defend against them vigorously. The Company cannot currently predict the impact of the litigation which could be material.

LIFELINE PROPOSED MERGER

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Protection One, Inc.:

    We have audited in accordance with generally accepted auditing standards, the financial statements listed in the index on F-1 of this Annual Report on Form 10-K and have issued our reports thereon. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The consolidated financial statements of Protection One as of December 31, 1998 and for the year then ended have been restated. (See Note 2(A)to the consolidated financial statements of Protection One.) These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Dallas, Texas

January 19, 1999, (except with respect to the matters discussed in Note 2(A) and Note 20 to the consolidated financial statements as to which the date is November 3, 1999)

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                        CHARGED TO
                                          BALANCE AT     CHARGED TO        OTHER                      BALANCE AT
                                           BEGINNING        COSTS        ACCOUNTS                       END OF
DESCRIPTION                                OF PERIOD    AND EXPENSES        (a)      DEDUCTIONS (b)     PERIOD
----------------------------------------  -----------  ---------------  -----------  --------------  ------------
YEAR ENDED DECEMBER 31, 1996
Allowances deducted from assets for
  doubtful accounts.....................   $      50      $     184      $   4,179     $       --     $    4,413
YEAR ENDED DECEMBER 31, 1997
Allowances deducted from assets for
  doubtful accounts.....................       4,413          3,657          4,578         (7,441)         5,207
YEAR ENDED DECEMBER 31, 1998
Allowances deducted from assets for
  doubtful accounts.....................       5,207         10,567          2,289         (1,070)        16,993



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

                   WESTINGHOUSE SECURITY (PREDECESSOR ENTITY)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         (DOLLAR AMOUNTS IN THOUSANDS)


                                           BALANCE AT     CHARGED TO      CHARGED TO
                                            BEGINNING        COSTS           OTHER       DEDUCTIONS     BALANCE AT
DESCRIPTION                                 OF PERIOD    AND EXPENSES      ACCOUNTS          (a)       END OF PERIO
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




          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------


     /s/ JOHN E. MACK III         Chief Executive Officer
------------------------------    (Principal Executive        December 23, 1999
       John E. Mack III           Officer)

                                  Chief Financial
        /s/ TONY SOMMA            Officer, Secretary and
------------------------------    Treasurer (Principal        December 23, 1999
          Tony Somma              Financial and Accounting
                                  Officer)

  /s/ HOWARD A. CHRISTENSEN
------------------------------    Director                    December 23, 1999
    Howard A. Christensen

       /s/ BEN M. ENIS
------------------------------    Director                    December 23, 1999
         Ben M. Enis

 /s/ CHARLES Q. CHANDLER IV
------------------------------    Director                    December 23, 1999
    Charles Q. Chandler IV

/s/ DOUGLAS T. LAKE
------------------------------    Chairman of the Board of    December 23, 1999
     Douglas T. Lake              Directors

   /s/ CARL M. KOUPAL, JR.
------------------------------    Director                    December 23, 1999
     Carl M. Koupal, Jr.

   /s/ MARIA DE LOURDES DUKE
------------------------------    Director                    December 23, 1999
   Maria de Lourdes Duke

   /s/ JOHN C. NETTELS, JR.
------------------------------    Director                    December 23, 1999
     John C. Nettels, Jr.

     /s/ JAMES Q. WILSON
------------------------------    Director                    December 23, 1999
       James Q. Wilson