Form 10-K405
period 1999-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2000-03-29
CIK 916230, 916310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)
   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        0-24780                                                33-73002-01
                (Commission File Number)                                 (Commission File Number)

                  PROTECTION ONE, INC.                            PROTECTION ONE ALARM MONITORING, INC.
               (Exact Name of Registrant                                 Exact Name of Registrant
                as Specified in Charter)                                 as Specified in Charter)

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

                 6011 BRISTOL PARKWAY,                                    6011 BRISTOL PARKWAY,
             CULVER CITY, CALIFORNIA, 90230                           CULVER CITY, CALIFORNIA, 90230
        (Address of Principal Executive Offices,                 (Address of Principal Executive Offices,
                  Including Zip Code)                                      Including Zip Code)

                     (310) 342-6300                                           (310) 342-6300
            (Registrant's Telephone Number,                          (Registrant's Telephone Number,
                  Including Area Code)                                     Including Area Code)

                         ------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------  ----------------------------------------------------
 Common Stock, par value $.01 per share, of Protection One,                 New York Stock Exchange
 Inc. 6 3/4% Convertible Senior Subordinated Notes Due 2003
  of Protection One Alarm Monitoring, Inc., Guaranteed by
                    Protection One, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                                     (NONE)
                                (Title of Class)

    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of common stock of Protection One, Inc. held by nonaffiliates on March 24, 2000 (based on the last sale price of such shares on the New York Stock Exchange) was $32,213,180.

    As of March 24, 2000, Protection One, Inc. had 126,945,337 shares of Common Stock outstanding, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions I (1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format set forth therein.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of Protection One, Inc.'s proxy statement on Schedule 14A to be furnished to stockholders in connection with its Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K. Such proxy statement is expected to be filed with the Commission prior to April 29, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
                           PART I
Item 1. Business............................................      3
Item 2. Properties..........................................     24
Item 3. Legal Proceedings...................................     24
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     25

                          PART II
Item 5. Market for Registrants' Common Equity and Related
  Stockholder Matters.......................................     25
Item 6. Selected Financial Data.............................     26
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     29
Item 7A. Qualitative and Quantitative Disclosure About
  Market Risk...............................................     41
Item 8. Financial Statements and Supplementary Data.........     41
Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................     41

                          PART III
Item 10. Directors and Executive Officers of the
  Registrants...............................................     42
Item 11. Executive Compensation.............................     42
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................     42
Item 13. Certain Relationships and Related Transactions.....     42

                          PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
  on Form 8-K...............................................     43

                                     PART I
                           FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K (this "Report") and the materials incorporated by reference herein include "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we "believe," "expect," "anticipate" or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among others, the factors discussed in the section entitled "Risk Factors." The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. BUSINESS

    Unless the context otherwise indicates, all references in this Report to the "Company", "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Protection One Alarm Monitoring") and Protection One's other wholly owned subsidiaries. Protection One's sole asset is, and Protection One operates solely through, its investment in Protection One Alarm Monitoring and Protection One's other wholly owned subsidiaries. Each of Protection One and Protection One Alarm Monitoring is a Delaware corporation organized in September 1991.

OVERVIEW

    Protection One is one of the leading providers of life safety and property monitoring services, providing electronic monitoring and maintenance of its alarm systems in 1999 to nearly 1.6 million customers in North America and Europe. We also provide our customers with enhanced services that include:

    - extended service protection;

    - patrol and alarm response;

    - two-way voice communication;

    - medical information service; and

    - cellular back-up.

    Approximately 85% of our revenues are contractually recurring for monitoring alarm security systems and other related services. We have grown rapidly by participating in the organic growth in the alarm industry and by acquiring other alarm companies.

    Our European operations were sold on February 29, 2000. See "Recent Developments--Sale of European Assets and Other Transactions" below.

BUSINESS

    Our principal activity is responding to the security and safety needs of our customers. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. Security systems are designed to detect burglaries, fires and other events. Through a network of 57 service branches and 13 satellite offices in

North America and 65 service branches in continental Europe and the United Kingdom, we provide maintenance service of security systems and, in certain markets, armed response to verify that an actual emergency has occurred.

    We provide our services to the residential (both single family and multifamily residences), commercial and wholesale customers. At December 31, 1999, our customer base composition was as follows:

MARKET SEGMENT                                                PERCENTAGE OF TOTAL
--------------                                                -------------------
Single family and commercial................................           72%
Multifamily/Apartment.......................................           18%
Wholesale...................................................           10%
                                                                      ---
      Total.................................................          100%
                                                                      ===

    Wholesale customers represent those customers that are served by smaller independent alarm dealers that do not have a monitoring station and therefore subcontract monitoring services from us.

    Our company was divided into three business segments in 1999:

    PROTECTION ONE NORTH AMERICA ("North America") generated approximately $403.3 million, or 66.6%, of our revenues in 1999 and is comprised of Protection One Alarm Monitoring-our core alarm monitoring business based in Culver City, California.

    NETWORK MULTIFAMILY ("Multifamily") generated approximately $38.9 million, or 6.4%, of our revenues in 1999 and is comprised of our alarm monitored business servicing the multifamily/apartment market based in Addison, Texas.

    PROTECTION ONE EUROPE ("Europe") generated approximately $163.0 million, or 27.0%, of our revenues in 1999 and is comprised of:

    - Protection One Continental Europe--our alarm monitoring business servicing continental Europe, established from our purchase of Compagnie Europeenne de Telesecurite ("CET") in September 1998, based in Paris and Vitrolles, France and offices in Germany, Switzerland, Belgium and the Netherlands; and

    - Protection One United Kingdom--our alarm monitoring business servicing the United Kingdom, established from our purchase of Hambro Countrywide Security in May 1998, based in Basingstoke, United Kingdom.

    Our European operations were sold on February 29, 2000. See "Recent Developments--Sale of European Assets and Other Transactions" below.

OVERVIEW OF 1999 ACTIVITIES

    DEALER PROGRAM. In 1998, we expanded our dealer program (Dealer Program) for the North American single family residential market. As part of the Dealer Program, we entered into contracts with dealers, typically independent alarm companies, providing for the purchase of customer accounts generated by the dealer on an ongoing basis. We maintained a limited internal sales staff and relied on the Dealer Program for the generation of substantially all new customer accounts in 1999.

    In 1999, we began identifying steps that could be taken to reduce the cost of acquired accounts and reduce attrition by acquiring higher quality accounts. As part of this process, we began notifying dealers that we did not intend to renew their contracts under their current terms and conditions when they expire. The terms of dealer contracts ranges from one to five years and automatically renews unless notice of non-renewal is given by either party as provided in the contracts. In many cases, we entered into new contracts with existing dealers, as well as entered into contracts with new dealers, with terms providing for a lower cost for acquired customer accounts based upon the multiple of monthly recurring revenue and other revised terms that improve the quality of the acquired customer accounts. In other cases, the existing contracts were terminated with settlements deducted from established reserves and therefore having no impact on earnings. These actions have resulted in a loss of dealers and therefore fewer customer accounts available for purchase. The failure to replace customer accounts could have a material adverse impact on our financial condition. The number of accounts being purchased decreased significantly from 25,000 in March 1999 to approximately 3,500 in January 2000. See "Item 3--Legal Proceedings."

    Our new focus is on diversifying our customer acquisition strategy to include a more balanced mix of dealers, internal sales, "tuck-in" acquisitions and direct marketing, thereby placing less reliance on account generation through the Dealer Program. See further discussion in Strategy section below.

    SEC REVIEW. As previously disclosed, we were advised by the Division of Corporation Finance of the SEC that, in the view of the staff, there are errors in our financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. We had extensive discussions with the SEC staff about the methodology we used to amortize customer accounts, the purchase price allocation to customer accounts in the Multifamily acquisition and other matters. The SEC staff has not indicated it concurs with, nor has the SEC staff determined not to object to, the restatements made in 1999, the change in accounting principle for customer accounts, or the change in estimated useful life for goodwill. We cannot predict whether the SEC staff will make additional comments or take other action that will further impact our financial statements or the effect or timing of any such action.

    IMPAIRMENT TEST. During the fourth quarter, we performed an impairment test of our customer accounts and related goodwill under the guidance of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121). Paragraph 6 of SFAS 121 indicates that an impairment loss should be recognized only if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets grouped at the lowest level of identifiable cash flows. After performing the test, management determined that there currently is not an impairment of the customer accounts.

    CHANGE IN ACCOUNTING PRINCIPLE. In 1999, we announced a change in accounting principle relating to the amortization of customer accounts. Historically, we amortized the costs allocated to customer accounts by using the straight-line method over a 10-year life. The straight-line method, indicated in Accounting Principles Board Opinion No. 17 as an appropriate method for such assets, has been the predominant method used to amortize customer accounts in the monitored services industry. Management is not aware of whether the economic life or the rate of realization for our customer accounts differs materially from other monitored services companies.

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

    We concluded a comprehensive review of our amortization policy that was undertaken during the third quarter of 1999. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience. After completing the review, management identified three distinct pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to our North America, Multifamily and the former Europe business segments. The separate pools for North

America and Multifamily will be used going forward. The pool for Europe will no longer be relevant to us in light of the sale of the European operations. For the North America and Europe pools, the analyzed data indicated to management that we can expect attrition to be greatest in years one through five of asset life and that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Management has elected to change to that method. No change was made in the method used for the Multifamily pool.

    Our amortization rates for the North America and Europe customer pools consider the average estimated remaining life and historical and projected attrition rates. The average estimated remaining life for each customer pool is as follows:

                                           AVERAGE
                                          ESTIMATED
                                        REMAINING LIFE
POOL                                       (YEARS)                       METHOD
----                                    --------------   --------------------------------------
North America.........................       8-10        Ten-year 130% declining balance
Europe................................         10        Ten-year 125% declining balance
Multifamily...........................         12        Ten-year straight-line

    Adoption of the declining balance method effectively shortens the estimated expected average customer life for these two customer pools. It is not possible to distinguish the effect of a change in method (straight-line to declining balance) from the change in estimated lives.

    SALE OF MOBILE SERVICES GROUP. The sale of our Mobile Services Group to ATX Technologies ("ATX") was announced on June 28, 1999 and consummated on August 25, 1999. The sales price was approximately $20 million in cash plus a note and a preferred stock investment in ATX. We recorded a gain on the sale of approximately $11.2 million, net of tax.

RECENT DEVELOPMENTS

    SALE OF EUROPEAN ASSETS AND OTHER TRANSACTIONS. On February 29, 2000, we sold our European operations and certain investments to Westar Capital, Inc. ("Westar Capital"), a wholly owned subsidiary of Western Resources, Inc. ("Western Resources"), that owns approximately 85% of our common stock. We received consideration of approximately $244 million, comprised of approximately $183 million in cash and certain of the outstanding debt securities of Protection One Alarm Monitoring that Westar Capital had acquired with a market value of approximately $61 million. As part of this transaction, Westar Capital agreed to pay us a portion of the net gain, if any, on a subsequent sale of the European business on a declining basis over the four years following the closing. The cash proceeds of the sale were used to reduce the $240 million outstanding balance under the $250 million Senior Credit Facility provided by Westar Capital to Protection One Alarm Monitoring.

    Westar Capital also transferred to us debt securities of Protection One Alarm Monitoring and a note for payment of certain intercompany amounts owed by Westar Capital to us.

    The aggregate carrying value of debt securities received in these transactions was approximately $134.6 million. Upon the receipt of these securities, we recorded an extraordinary gain from the cancellation of debt of approximately $27 million, net of tax. See Note 19 of "Notes to Consolidated Financial Statements" for a description of the debt transferred.

    Upon the recommendation of a special committee of the Protection One Board of Directors, the independent directors of the Protection One and Monitoring Boards of Directors approved these transactions. The special committee received a "fairness opinion" from an investment banker with regard to the sale of our European operations. The independent directors of both Boards also approved the amendment to our Senior Credit Facility described below.

    AMENDMENT TO CREDIT AGREEMENT WITH WESTAR CAPITAL. On December 17, 1999, Westar Capital became the lender under our Senior Credit Facility. Concurrent with the sale of our European operations discussed above, the Senior Credit Facility was amended to, among other things, (1) reduce the commitment to $115 million (resulting in availability of approximately $58 million after application of proceeds from the sale of the European operations), (2) increase the leverage ratio covenant to 5.75 to 1.0, (3) reduce the interest coverage ratio to 2.10 to 1.0, (4) change the termination date to January 2, 2001,
(5) change the loan pricing grid to one based on leverage ratio rather than credit rating, (6) allow for the inclusion of certain add-backs to the calculation of EBITDA, (7) eliminate as an Event of Default Western Resources' failure to own more than 50% of our outstanding common stock, (8) waive compliance with the leverage ratio and interest coverage ratio covenants for the fiscal quarters ended September 30, 1999 and December 31, 1999, and (9) provide for an increase in the amount of the commitment by up to $40 million for the purpose of consummating acquisitions approved by Westar Capital.

    CHANGE IN ESTIMATE OF USEFUL LIFE OF GOODWILL. In conjunction with the impairment test for customer accounts, we re-evaluated the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful life of goodwill. Management concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, will be amortized over its remaining useful life based on a 20-year life. On our existing account base, we anticipate that this will result in an increase in annual goodwill amortization of approximately $24 million for North America and $6 million for Multifamily. The additional goodwill recorded for Europe prior to its sale on February 29, 2000 was approximately $1 million.

ATTRITION

    Subscriber attrition has a direct impact on our results of operations since it affects both our revenues and amortization expense. We define attrition as a ratio, the numerator of which is the number of lost customer accounts for a given period, net of certain adjustments, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. The adjustments made to lost accounts are primarily related to those accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience.

    Our actual attrition experience shows that the relationship period with any individual customer can vary significantly and may be substantially shorter or longer than ten years. Customers discontinue service with us for a variety of reasons, including relocation, service issues and cost. A portion of the acquired customer base can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.

    We monitor attrition each quarter based on an annualized and trailing twelve-month basis. This method utilizes each segment's average customer account base for the applicable period in measuring attrition. Therefore, in periods of customer account growth, customer attrition may be understated and in periods of customer account decline, customer attrition may be overstated. When appropriate, we will adjust amortization of the cost of customer accounts.

    Customer attrition by business segment for the year ended December 31, 1999 and 1998 is summarized below:

                                                   CUSTOMER ACCOUNT ATTRITION
                                          ---------------------------------------------
                                            DECEMBER 31, 1999       DECEMBER 31, 1998
                                          ---------------------   ---------------------
                                          ANNUALIZED   TRAILING   ANNUALIZED   TRAILING
                                            FOURTH      TWELVE      FOURTH      TWELVE
                                           QUARTER      MONTH      QUARTER      MONTH
                                          ----------   --------   ----------   --------
North America...........................     16.3%       16.0%        8.3%       11.0%
Europe..................................     15.6%        9.6%         (a)         (a)
Multifamily.............................      8.0%        7.6%        3.2%        4.6%
Total Company...........................     14.7%       14.0%        6.9%        9.4%

------------------------

    (a) European operations acquired in 1998.

    As the result of the attrition rates for the North America pool, we engaged an appraiser to perform a current lifing study to assess the impact of our 1999 customer service issues on the estimated long-term revenues to be received from the current North America account base. Based on the results of this study, we determined that the current amortization rates remain appropriate. We also reduced the period over which we amortize goodwill from 40 years to 20 years as discussed above.

    See "Strategy--Focusing on Customer Service and Reducing Attrition" for a discussion of our efforts to reduce attrition.

STRATEGY

    In prior years, our strategy was focused primarily on growing our customer base to achieve critical mass. We believe we have reached this objective and our strategic focus has now shifted to the following areas:

    - improving customer service

    - reducing attrition

    - reducing customer acquisition costs, and diversifying our customer acquisition strategy to include dealers, internal sales, tuck-in acquisitions and direct marketing

    - integrating and building infrastructure such as common platforms for our central stations, billing and other applications

    - enhancing revenues and margins by offering additional services to new and existing customers

    - establishing name recognition by targeting our growth to areas near existing branches to increase customer density

    - growing our commercial business

    The primary goals with this strategy are to increase cash flow to reinvest in the business and to reduce customer attrition. The principal components of our strategy are as follows:

    FOCUSING ON CUSTOMER SERVICE AND REDUCING ATTRITION

    Our customer care centers are located in our service centers and answer non-emergency customer inquiries. Operators answer inbound calls to our help desk and assist customers with understanding and resolving operating issues related to their security systems. If an operator is unable to resolve an issue over the phone, a technician is typically dispatched through a repair order that is entered into our centralized field scheduling system.

    Our commitment to quality customer service intensified with the addition of 150 service representatives late in the second quarter of 1999. We also increased training and technology investments. As a result of these initiatives, there were improvements in the third and fourth quarters of 1999 in measurements of key performance metrics such as abandonment rates, acknowledgement time, average speed of answer and service repair backlog. Additional customer service initiatives are under way with a goal of reducing attrition rates. These include, but are not limited to, special retention teams, new billing system implementation, proactive customer interaction, and focusing the organization on customer service. We have also started converting our multiple monitoring and billing systems to one integrated system which management believes will further enhance customer service. However, no assurance can be given that these efforts will be successful in reducing customer attrition.

    We expect that significant investments in our customer service response systems and training will be required as part of our ongoing effort to become the highest quality service provider in the industry.

    CUSTOMER ACQUISITION STRATEGY

    Despite the amount of significant consolidation activity that has occurred in the alarm industry over the last several years, the industry in North America and Europe remains highly fragmented. SDM Magazine (formerly Security Distribution Magazine) estimates that there are over 16,000 alarm companies in North America alone. The top 100 companies in the North American industry represent only 25% of the total revenue in that industry. The remaining 75% are comprised of small, local alarm companies with annual revenues typically less than $1 million. Management estimates that the combined customer base of these small alarm companies exceeds eight million customers, indicating that the consolidation trend in the alarm industry will likely continue.

    From November 1997 through December 1998, we completed in excess of 30 transactions, adding approximately one million new customers and establishing our market position. In 1998, we also expanded the Dealer Program for the North American single family residential market. While we relied primarily on the Dealer Program for our growth in 1999, we shifted our focus to a more diverse customer acquisition strategy including a more balanced mix of dealers, internal sales, "tuck-in" acquisitions and direct marketing, thereby placing less reliance on account generation through the Dealer Program.

    In February 2000, we started a commission only internal sales program, with a goal of acquiring accounts at a cost lower than our external programs. This program utilizes our existing branch infrastructure in 11 markets. We are also pursuing alignments with strategic partners in an effort to further diversify our marketing distribution channels.

    To enhance our direct marketing efforts, we entered into an agreement with Paradigm Direct LLC ("Paradigm"). As part of this agreement, our marketing department moved to Paradigm with the goal to improve the return on investment of marketing dollars. Westar Capital has a 40% ownership interest in Paradigm.

    Multifamily markets its services and products primarily to developers, owners and managers of apartment complexes and other multifamily dwellings. Multifamily grows its business through national and regional advertising, a nationwide professional field sales force and affiliations with professional industry-related associations. We believe this targeted internal sales effort is an effective means of generating sales in the multifamily market, which is comprised primarily of developers and professionals that can be identified and contacted with relative ease.

    INTEGRATING AND BUILDING INFRASTRUCTURE

    During 2000, the technology infrastructure of our North America segment will be integrated into common customer service, monitoring, billing, collection and financial systems. Our primary objective is to standardize operations nationwide. We believe the operational efficiencies from these initiatives will improve gross profit margins and reduce attrition.

    SELLING ADDITIONAL SERVICES TO INCREASE REVENUES AND MARGINS.

    As a means to increase revenues and margins, we provide our new and existing customers with an array of additional value-added services to help broaden our customer relationships. Our enhanced services include extended service protection, several different types of alarm verification, commercial open/close reports, patrol services, and wireless backup services. These enhanced services also position us as a full service provider and provides us more features to sell in our solicitation of new customers.

    ESTABLISHING NAME RECOGNITION

    We believe there is a unique opportunity to build a preeminent consumer brand name in the security industry which would enable us to add new customers at a lower cost than our competitors and improve customer retention. We plan to target our growth to areas near existing branches thereby increasing customer density in those locations. Our service and response vehicles, dealer marketing efforts, yard signs, and internet affinity advertising serve as a base from which to launch further brand development efforts. We believe that a well recognized brand supports our goal of becoming the industry leader and broadening our customer relationships.

    GROWING OUR COMMERCIAL BUSINESS

    During the fourth quarter of 1999, we conducted a strategic evaluation of our commercial business and decided to renew our focus on this business segment. Through our Cranford, New Jersey and Lenexa, Kansas branches we install commercial systems ranging from large industrial to storefront retail. Products range from serving as an installation subcontractor, often receiving ongoing monitoring and/or service, to a more all-inclusive role in designing, installing, servicing and monitoring a system. These branches integrate multiple systems, usually intrusion detection, CCTV and access control allowing the customer to control multiple systems through one interface.

THE SECURITY ALARM INDUSTRY

    The North American alarm industry is large, growing rapidly and characterized by a high degree of fragmentation, low residential penetration and a continuing trend towards consolidation. Over the last several years, many of the largest security alarm companies in North America and Europe have been acquired leaving few large national and Pan-European alarm companies. Potential new entrants into the alarm industry are now faced with few, if any, large alarm companies available for purchase. We believe that the larger, more cost efficient alarm companies with access to capital will continue to grow faster than the industry average. According to SDM Magazine, we were the third largest electronic security systems and services company based on 1998 gross revenue. SDM Magazine further reports that the largest 100 companies in the U.S. alarm industry experienced growth of 23% and 14.8% in 1999 and 1998 respectively, compared to industry growth rates of 6.8% and 8.6% in 1999 and 1998 respectively.

    We believe that several favorable demographic trends, including the aging population, two-income families, home officing as well as a strong economy and the increased perception of crime have all contributed to an increased demand for security alarm services. Due to our size and density in key markets and our technology infrastructure, assuming successful completion of the enhancements in progress, we believe we will be well positioned to take advantage of the continued growth of the industry.

OPERATIONS

    Our operations consist principally of alarm monitoring, customer service functions and branch operations.

    CENTRALIZED MONITORING, CUSTOMER SERVICE AND CUSTOMER SOLICITATION

    CUSTOMER SECURITY ALARM SYSTEMS. Security alarm systems include many different types of devices installed at customers' premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. In general, systems for multi-family and residential applications tend to be smaller in size than those used by commercial customers, and also tend to generate a lower level of alarm signals than in commercial applications. These devices are connected to a computerized control panel that communicates through the phone lines to a service center. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated, and can transmit that information to a central monitoring station.

    The basic system includes monitoring of the front and back doors of a home, one keypad, an interior motion detection device, a central processing unit with the ability to communicate signals to our central monitoring station, a siren, window decals and a yard sign. This basic system often will be offered for little or no up-front price, but will be sold to a customer with additional equipment customized to a customer's specific needs. Such equipment add-ons include additional perimeter and interior protection, fire protection devices (heat and smoke detectors), environmental protection devices (freeze sensors and water detectors), panic buttons and home automation devices (lighting or appliance controls).

    CUSTOMER CONTRACTS. Our alarm monitoring customer contracts generally have initial terms ranging from one to five years in duration, and provide for automatic renewals for a fixed period (typically one year) unless we or the customer elect to cancel the contract at the end of its term. Typically, customers sign alarm monitoring contracts that include a bundled monthly charge for monitoring, extended service protection and a rebate against the homeowners' insurance deductibles in the event of a loss. Extended service protection covers the normal costs of repair of the security system after the expiration of the security system's initial warranty period. Although a customer may elect to sign an alarm monitoring contract that excludes extended service protection, few customers choose to do so, and we believe the bundling of monitoring and extended service protection provides additional value to customers and allows us to provide more efficient field repair services.

    SERVICE CENTERS. We maintain eight major service centers in North America to provide monitoring services to the majority of our customer base. In the United Kingdom, our service center was based in metropolitan London. In Continental Europe, our service centers were based in Paris and in metropolitan Marseilles, France. The table below provides additional detail about the North American monitoring centers:

                               CURRENT NUMBER OF CUSTOMERS
LOCATION                                MONITORED               PRIMARY MARKETS
--------                       ---------------------------   ----------------------
Beaverton, OR................            305,000             Residential/Commercial
Addison, TX..................            295,000             Multi-Family
Hagerstown, MD...............             80,000             Residential/Wholesale
Irving, TX...................            430,000             Residential/Commercial
Orlando, FL..................            125,000             Wholesale
Wichita, KS..................            210,000             Residential/Commercial
Ottawa, Ontario..............             20,000             Residential
Vancouver, B.C...............             20,000             Residential

    Each service center incorporates the use of communications and computer systems that route incoming alarm signals and telephone calls to operators. Each service center currently monitors signals largely on a geographic basis. We are currently standardizing our operating platforms so that the centers will be effectively integrated with signals routed to the centers on a capacity basis, rather than on a geographic basis. We expect that the use of a single operating platform in North America will enable us to realize overall operating efficiencies through the ability to monitor more effectively alarm signal patterns and adjust service center staffing levels accordingly.

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

    Our service centers operate 24 hours per day, seven days a week, including all holidays. Each operator within a service center monitors a computer screen that presents information concerning the nature of the alarm signal, the customer whose alarm has been activated, and the premises on which such alarm is located. Other non-emergency administrative signals are generated by low battery status, deactivation and reactivation of the alarm monitoring system, and test signals, and are processed automatically by computer.

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

    WHOLESALE MONITORING. Through our service centers in Orlando, Florida, Hagerstown, Maryland, and Vancouver, British Columbia, we provide wholesale monitoring services to independent alarm companies. Under the typical arrangement, alarm companies subcontract monitoring services to us, primarily because such companies do not have their own monitoring capabilities. We may also provide billing and other services. Dealers retain ownership of monitoring contracts and are responsible for every other aspect of the relationship with customers, including field repair service.

    CUSTOMER CARE SERVICES. Our customer care centers are co-located in our service centers and process non-emergency communications. Operators receive inbound customer calls and the customer service group addresses customer questions and concerns about billing, service, credit and alarm activation issues. The help desk staff assists customers in understanding and resolving mechanical and operating issues related to security systems. A field repair scheduling function sets up technician appointments. We also operate a dedicated customer service call center in Chatsworth, CA to address questions that customers or potential customers have about our services, as well as outbound sales and marketing activities and collections.

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

    BRANCH OPERATIONS

    We maintain approximately 57 service branches in North America from which we provide field repair, customer care, alarm response and sales services and approximately 13 satellite locations from which we provide field repair services. Our branch infrastructure plays an important role in enhancing customer satisfaction, reducing customer loss and building brand awareness.

    FIELD REPAIR. Field repair personnel are trained by Protection One to provide repair services for the various types of security systems utilized by our customers. We strive to execute prompt service scheduling and first call repair for customers. Field personnel also provide quality and related compliance inspections for new installations performed by our dealers.

    Repair services generate revenues primarily through billable field service calls and recurring payments under our extended service protection program. The increasing density of our customer base permits more effective scheduling and routing of field service technicians and results in economies of scale.

    ALARM RESPONSE AND PATROL. We offer our customers in Southern California and Las Vegas alarm response and patrol enhanced services in addition to our other services. These armed officers supplement our alarm monitoring service by providing "alarm response service" to alarm system activations, "patrol service" consisting of routine patrol of customers' premises and neighborhoods and, in a few cases, "special watch" services, such as picking up mail and newspapers and increased surveillance when the customer is traveling. Our patrol officers observe and report potential criminal activity at a customer's home.

    We believe that demand for alarm response and patrol services is likely to increase as a result of a trend on the part of local police departments to limit their response to alarm activations and other factors that may lead to a decrease of police presence. The Private Sector Liaison Committee of the International Association of Chiefs of Police has established Non-Sworn Alarm Responder Guidelines to provide standards for private alarm response officers. We believe that further demand for such services should enable us to further increase customer density in our routes, thereby increasing margins. In addition, our offer of patrol and alarm response services is a sales method used to attract customers of other alarm monitoring companies that do not provide such services. To the extent that further demand develops for patrol and alarm response services, we believe that our current presence will enable us to increase our conversions of customers to our services. No assurance can be given that demand for such services will increase.

SALES AND MARKETING

    As discussed above, we entered into an agreement with Paradigm concerning a three year marketing relationship. As part of this arrangement, Paradigm will conduct marketing activities under the name Protection One Marketing Services ("POMS"). Certain marketing personnel were reallocated from Protection One to POMS. For the first year under the agreement, we agreed to reimburse POMS on a monthly basis for an amount estimated to approximate the current salary plus benefits of the reallocated employees, plus a 10% mark-up.

    During the last two years, we have concentrated our advertising and marketing efforts to support the Dealer Program. Our advertising and marketing efforts are now implemented through POMS. POMS intends to utilize television, radio, newspaper, direct mail, and internet channels for promotional messages to create sales leads and to increase awareness of the Protection One brand. In addition, POMS intends to use both inbound and outbound telemarketing to generate leads. POMS will install all new customer systems they sell over the telephone and then sell the account to Protection One. Leads will be sold to us if the prospective customer requests direct involvement with a company representative.

    Multifamily sales and marketing activities consist of national and regional advertising, nationwide professional field sales efforts, centralized inbound and outbound sales functions, prospective acquisition marketing efforts and professional industry-related association affiliation. Services are sold directly to the property owner, and payment is based on a lease price on a per-unit basis. Ongoing service for the duration of the lease includes equipment, maintenance, 24-hour monitoring from our central monitoring station, customer service and individual market support. Property owner contracts generally have initial terms ranging from five to ten years in duration, and provide for automatic renewal for a fixed period (typically five years) unless Multifamily or the subscriber elects to cancel the contract at the end of its term.

    DEALER MARKETING

    The dealer marketing program provides support services to dealers as they grow their independent businesses. On behalf of the Dealer Program participants, we obtain purchase discounts on security systems, coordinate cooperative dealer advertising and provide assistance in marketing and employee training support services.

    Dealer contracts provide for the purchase of the dealers' customer accounts by us on an ongoing basis. The dealers install specified alarm systems (which have a Protection One logo on the keypad), arrange for customers to enter into Protection One alarm monitoring agreements, and install Protection One yard signs and window decals. In addition, we require dealers to qualify prospective customers by meeting a minimum credit standard. See "Overview of 1999 Developments--Dealer Program" above.

    INTERNAL SALES

    The Telesales department, located at the Chatsworth, California service center, focuses on selling new systems to inbound residential callers over the telephone. Along with sales professionals at our branch offices, the Telesales department also tracks previous customers' homes to sign up new owners when they move into such homes. The sales professionals also generate revenue from selling equipment upgrades and add-ons to existing customers and by attracting competitors' customers to our services. In 2000, we anticipate increasing our sales force in our branch offices in an effort to create more internally generated customers.

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

COMPETITION

    The security alarm industry is highly competitive and highly fragmented. In North America, there are only five alarm companies that offer services across the U.S. and Canada with the remainder being either large regional or small, privately held alarm companies. Based on number of residential customers, we believe the top five alarm companies in North America are:

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

    Competition in the security alarm industry is based primarily on reliability of equipment, market visibility, services offered, reputation for quality of service, price and the ability to identify and to solicit prospective customers as they move into homes. We believe that we compete effectively with other national, regional and local security alarm companies due to our reputation for reliable equipment and services, our prominent presence in the areas surrounding our branch offices and dealers, our ability to offer combined monitoring, repair and enhanced services, our low cost structure and our marketing alliance with Paradigm.

INTELLECTUAL PROPERTY

    We own trademarks related to the name and logo for each of Protection One, Network Multifamily Security as well as a variety of trade and service marks related to individual services we provide. We own certain proprietary software applications, which we use to provide services to our customers.

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

    Our alarm response and patrol services require our employees to respond to emergencies that may entail risk of harm to such employees and to others. We employ over 100 patrol and alarm response officers who are subject to pre-employment screening and training. Officers are subject to local and federal background checks and drug screening before being hired, and are required to have gun and baton permits and state and city guard licenses. Officers also must be licensed by states to carry firearms and to provide patrol services. We are one of a few companies to have an in-house training academy that prepares officer candidates for employment. Our training program includes arrest procedures, criminal law, weaponless defense, firearms and baton usage, patrol tactics, and first-aid and CPR. After graduating from the Protection One Patrol Academy, a new officer rides along with a field training officer for two weeks to gain experience. In total, an officer candidate undergoes approximately five weeks of specific training, which amount exceeds all state requirements. Although we conduct extensive screening and training of our employees, the nature of patrol and alarm response service subjects us to greater risks related to accidents or employee behavior than other types of businesses.

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

EMPLOYEES

    At December 31, 1999, we employed approximately 4,600 individuals on a full-time basis, including approximately 1,500 employees in Europe. Approximately 970 of the employees in France were covered by a collective bargaining agreement. We believe that we have good relations with our employees.

                                  RISK FACTORS

CAUTIONARY STATEMENTS REGARDING FUTURE RESULTS OF OPERATIONS

    You should read the following risk factors in conjunction with discussions of factors discussed elsewhere in this and other of our filings with the SEC. These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to public companies with broad operations, such as us. Like other businesses, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance or that of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community and other factors beyond our control.

WE HAVE HAD A HISTORY OF LOSSES.

    We incurred net losses of $82.9 million in 1999 (a net loss of $94.1 million excluding the effect of the Mobile Services Group gain, net), $3.3 million in 1998 (a net loss of $11.5 million excluding the effect of non-recurring income, net), and $42.7 million in 1997. These losses reflect, among other factors:

    - substantial charges incurred by us for amortization of purchased customer accounts;

    - interest incurred on indebtedness;

    - other charges required to manage operations; and

    - costs associated with the integration of the acquisitions we have made.

    The charges identified above will increase as we continue to purchase customer accounts or increase indebtedness, or if interest rates on our indebtedness increases. There can be no assurance that we will attain profitable operations on an annual basis or at all.

THE COMPETITIVE MARKET FOR THE ACQUISITION AND CREATION OF ACCOUNTS MAY AFFECT
  OUR FUTURE PROFITABILITY.

    In the past, we have grown very rapidly by acquiring portfolios of alarm monitoring accounts through acquisitions and dealer purchases. Our current strategy is to reduce the cost of acquiring such accounts and to utilize other customer account acquisition channels such as an internal sales force and direct marketing to complement our existing channels of acquiring customer accounts. We compete with major firms, some of whom have greater financial resources than we do, or may be willing to offer higher prices than we are prepared to offer to purchase subscriber accounts. The effect of competition may be to reduce the purchase opportunities available to us, or to increase the price we pay for subscriber accounts, which could have a material adverse effect on our return on investment in such accounts on our business, and results of operations, financial condition, prospects and ability to service debt.

THE INTEGRATION OF ACQUIRED BUSINESSES REQUIRES SUBSTANTIAL MANAGEMENT TIME AND
  EFFORT.

    Significant acquisitions, including the 1997 business combination with the security businesses of Western Resources, place very significant demands on us with respect to management, operational resources and the integration of financial and internal control systems. Our future operating results will depend, in part, on our ability to continue to implement and to improve our operating and financial systems and to expand, to train and to manage our employee base. Significant risks also exist in the consolidation of our systems, operations and administrative functions. Significant changes in quarterly revenues and costs may result from the execution of this business strategy, resulting in fluctuating financial results.

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

WE WILL NEED ADDITIONAL FUNDING TO FINANCE OUR FUTURE GROWTH.

    Our purchases of customer accounts through the Dealer Program and acquisitions of portfolios of customer accounts and new lines of business have historically generated cash needs that exceed the net cash provided by our operating activities. We intend to continue to pursue customer account growth through the Dealer Program, "tuck-in" acquisitions, Paradigm and internal sales, even though our principal focus will shift from growth to improving our service, reducing attrition of current customers and integrating and building infrastructure. As a result, our cash requirements will be less in 2000 than those in 1998 and 1999, but nonetheless are expected to exceed cash flows from operations. As a result, additional funding from additional borrowings under our credit facility or through the sale of additional securities is expected to be required in the future. Our credit ratings have recently been downgraded which may make obtaining additional funding more difficult or costly. Depending on the price at which new equity, if any, is sold, the issuance of additional equity securities may dilute voting power, percentage ownership and earnings per common share realized by then current stockholders.

    Any inability to obtain funding through external financing could adversely affect our ability to increase our customers, revenues and cash flows from operations. There can be no assurance that we will be able to obtain external funding on favorable terms or at all.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT, WHICH COULD CONSTRAIN OUR GROWTH OR OTHERWISE DISADVANTAGE STOCKHOLDERS.

    We have, and will likely continue to have, a large amount of consolidated indebtedness when compared to the equity of our stockholders. The terms of various indentures and credit agreements governing our indebtedness, limit the incurrence of additional indebtedness. We may incur additional indebtedness in the future in order to fund future acquisitions of subscriber accounts.

    Additionally, please be aware that:

    - As of December 31, 1999, we had outstanding long-term indebtedness of $1.077 billion, total indebtedness of $1.113 billion, an accumulated deficit of $129.6 million and stockholders' equity of $1.263 billion. Our ratio of total indebtedness to total capitalization was 0.47 as of December 31, 1999. As of February 29, 2000, after giving effect to the sale of our European assets and other transactions, we had outstanding long-term indebtedness of $744.3 million, total indebtedness of $744.6 million, an accumulated deficit of $129.6 million and stockholders' equity of $1.305 billion. Our ratio of total indebtedness to total capitalization decreased to 0.36 as of February 29, 2000.

    - As of December 31, 1999, we had $225.0 million of debt outstanding under our Senior Credit Facility, or 20.3% of total indebtedness, bearing interest at a weighted average floating interest rate of 7.9%. At February 29, 2000, we had approximately $57 million of debt outstanding under our Senior Credit Facility, or 7.7% of total indebtedness, bearing interest at a weighted average floating interest rate of 8.2%. Therefore, our financial results are and will continue to be affected by changes in prevailing interest rates. The Senior Credit Facility matures on January 2, 2001. Our inability to refinance the credit facility or find additional financing could adversely affect our ability to meet our cash obligations.

    A large amount of indebtedness could have negative consequences, including, without limitation:

    - our ability to obtain additional financing in the future for working capital, acquisitions of subscriber accounts, capital expenditures, general corporate purposes or other purposes;

    - our ability to withstand a downturn in our business or the economy generally; and

    - our ability to compete against other less leveraged companies.

    The indentures governing our debt securities require that we offer to repurchase the securities in certain circumstances following a change of control.

    Our ability to satisfy any payment obligations will depend, in large part, on our performance, which will ultimately be affected by general economic and business factors, many of which will be outside management's control. We believe that the cash flow from operations combined with borrowings under the Senior Credit Facility will be enough to meet our expenses and interest obligations. However, if these payment obligations cannot be satisfied, we will be forced to find alternative sources of funds by selling assets, restructuring, refinancing debt or seeking additional equity capital. There can be no assurance that any of these alternative sources would be available on satisfactory terms or at all.

WE LOSE SOME OF OUR CUSTOMERS OVER TIME.

    We experience the loss of accounts as a result of, among other factors:

    - relocation of customers;

    - adverse financial and economic conditions;

    - competition from other alarm service companies; and

    - customer service and operational difficulties with integration of acquired customers.

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

    When acquiring accounts, we seek under terms of the purchase agreement to withhold a portion of the purchase price as a partial reserve against a greater than expected loss of customers. If the actual rate of customer loss for the accounts acquired is greater than the assumed rate at the time of the acquisition, and damages can not be recouped from the portion of the purchase price held back from the seller, this loss of customers could have a material adverse effect on our business, financial condition, results of operations, prospects or ability to service our debt obligations. Moreover, there can be no assurance that we will be able to obtain purchase price holdbacks in future acquisitions, particularly acquisitions of large portfolios. We have no assurance that actual rates of customer losses for acquired accounts will not be greater than the rate we have assumed or historically incurred. Moreover, we are not able to predict accurately the impact that acquired accounts will have on the overall rate of customer losses.

    As of December 31, 1999, our cost of intangible assets, net of accumulated amortization, was approximately $2.2 billion, which constituted approximately 87.6% of the book value of our total assets. As a result of discussions with the SEC staff in the third quarter, we reviewed our methodology for amortizing customer accounts. A discussion of the results of this review is set forth in the caption "Overview of 1999 Activities--Change in Accounting Principle," above.

    The effects of the gross number of lost customers have historically been offset by a combination of factors that has resulted in an overall increase in the number of customers and/or revenue, including:

    - adding new accounts from customers who move into premises previously occupied by prior customers and in which security alarm systems are installed;

    - accounts for which we obtain a guarantee from the seller that allows us to "put" back to the seller canceled accounts; and

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

OUR DEBT AGREEMENTS IMPOSE OPERATIONAL RESTRICTIONS ON US.

    The indentures governing our public indebtedness require us to satisfy certain financial covenants in order to borrow additional funds. The most restrictive of these covenants are set forth below:

    - Total debt to annualized EBITDA for the most recent quarter must be less than 6.0;

    - Annualized EBITDA for the most recent quarter to interest expense must be greater than 2.25; and

    - Senior debt to annualized EBITDA must be less than 4 to 1.

    In each case, the ratio should reflect the impact of acquisitions and other capital investments for the entire period covered by the calculation. Other financial covenants are also described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Material Commitments." Our ability to comply with the ratios and the tests will be affected by events outside our control and there can be no assurance that we will meet those tests. A breach of any of the covenants or failure to meet the tests could result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable. In the case of the Senior Credit Facility, if we are unable to pay the amounts due, the lender could accelerate the indebtedness under the Senior Credit Facility, which would in turn be an event of default under our various indentures governing our publicly held indebtedness. There can be no assurance that our assets would be sufficient to repay our indebtedness in full. We have had to obtain waivers of compliance with certain covenants and provisions under the Senior Credit Facility in the past. There can be no assurance we can obtain any such waivers if they are required in the future.

    Certain restrictions contained in our credit agreement with Westar Capital are discussed under the caption "Recent Developments--Amendment to Credit Agreement with Westar Capital," above.

DIVERSIFICATION OF OUR CUSTOMER ACQUISITION STRATEGY.

    During the period 1995 through 1997, we increasingly began to rely on independent dealers as a source for new accounts. Our reliance on the Dealer Program is being reduced, however it remains an avenue of growth for the company. Our Dealer Program competes with other major alarm monitoring firms that also acquire accounts through these independent dealers. Some of these firms with competitive dealer programs have substantial financial resources, including ADT and the security subsidiaries of the Ameritech Corporation. We are also aware of other national firms with competitive dealer programs including Monitronics International, Inc., DMAC, as well as several large regional dealer programs. There can be no assurance that we will be able to retain or expand our current dealer base or that competitive offers to dealers will not require us to pay higher prices to dealers for subscriber accounts than have previously been paid. Such events could reduce our growth rate and increase our use of cash to fund growth. A lower growth rate or higher use of cash could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to service debt obligations.

    We plan to diversify our customer account acquisition strategy to include greater reliance on an internal sales force and our marketing agreement with Paradigm. There can be no assurance that such a strategy will be successful, or profitable and such events could reduce our rate of growth and increase our use of cash. A lower growth rate or increased cash needs could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to service debt obligations.

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

WESTAR CAPITAL IS OUR PRINCIPAL STOCKHOLDER.

    Westar Capital owned approximately 85% of the outstanding common stock of Protection One as of December 31, 1999. As long as Westar Capital continues to beneficially own in excess of 50% of the shares of Protection One common stock outstanding, Westar Capital will be able to direct the election of all directors of Protection One and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving Protection One, our acquisition or disposition of material assets and our incurrence of indebtedness and the payment of dividends on Protection One common stock. Similarly, Westar Capital will continue to have the power to determine matters submitted to a vote of Protection One's stockholders without the consent of other stockholders, to prevent or cause a change in control of Protection One and could take other actions that might be favorable to Western Resources and Westar Capital, whether or not these actions would be favorable to Protection One or its stockholders generally.

WE FACE CHALLENGES ASSOCIATED WITH OUR OPERATIONAL REORGANIZATION.

    In December1998, we announced that we had reorganized our operating structure into new divisions in order to better manage the increased scale and scope of operations. We also created a non-operating Executive Division with the intent to focus senior management's time on key strategic and capital formation initiatives. In 1999, we replaced several key management personnel and moved the accounting and finance functions to Topeka, Kansas. In 1999, we also entered into a service agreement with Western Resources pursuant to which Western Resources provides us certain administrative services including accounting, human resources, legal, facilities and technology. There can be no assurance that we will be able to realize the intended benefits of our new operating structure. Moreover, we face certain risks and uncertainties associated with management and operational reorganizations, including those relating to:

    - changes in management responsibility and reporting structures;

    - potential lack of communications until new reporting and communication structure becomes familiar;

    - potential loss of cohesive operational strategies; and

    - potential employee turnover.

    If we are unable to manage successfully these risks and uncertainties, there can be no assurance that the new operating structure will not have a material adverse affect upon our business, financial condition, results of operations, prospects and ability to service debt obligations.

ITEM 2: PROPERTIES

    We maintain our executive offices at 6011 Bristol Parkway, Culver City, California 90230 and our main financial and administrative offices at 818 S. Kansas Avenue, Topeka, Kansas 66612. We operate primarily from the following facilities, although we lease office space for our approximately 57 service branch offices and 13 satellite branches in North America.

LOCATION                            SIZE (SQ. FT.)   LEASE/OWN           PRINCIPAL PURPOSE
--------                            --------------   ---------           -----------------
UNITED STATES
Addison, TX.......................      28,512         Lease     Service center/administrative
                                                                 headquarters
Beaverton, OR.....................      44,600         Lease     Service center
Chatsworth, CA....................      43,472         Lease     Marketing call center
Culver City, CA...................      23,520         Lease     Former Corporate headquarters (1)
Culver City, CA...................       8,029         Lease     Current Corporate headquarters
Hagerstown, MD....................      21,370         Lease     Service center
Irving, TX........................      53,750         Lease     Service center
Irving, TX........................      54,394         Lease     Administrative functions
Orlando, FL.......................      11,020         Lease     Wholesale service center
Topeka, KS........................       6,996         Lease     Financial/administrative
                                                                 headquarters
Wichita, KS.......................      50,000           Own     Service center/administrative
                                                                 functions
CANADA
Ottawa, ON........................       7,937         Lease     Service center/administrative
                                                                 headquarters
Vancouver, BC.....................       5,177         Lease     Service center
EUROPE (2)
Basingstoke (London), UK..........       3,500         Lease     Financial/administrative
                                                                 headquarters/ service center
Paris, FR.........................       3,498         Lease     Financial/administrative
                                                                 headquarters/ service center
Vitrolles (Marseilles), FR........      13,003         Lease     Administrative/service center

------------------------

(1) In March 2000, the lease for our former corporate headquarters was terminated.

(2) On February 29, 2000, we sold our European operations. See "Recent Developments--Sale of European Assets and Other Transactions".

ITEM 3: LEGAL PROCEEDINGS

    We and certain of our present and former officers and directors, are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, RONALD CATS, ET AL V. PROTECTION ONE, INC., ET AL., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. In March 2000, plaintiffs filed a Second Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through November 12, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against us, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One, have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against Western Resources and Westar Capital as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. We believe that all the claims asserted in the Amended Complaint are without merit and intends to defend against them vigorously. We cannot currently predict the impact of this litigation which could be material.

    Six Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the our interpretation of their dealer contracts. The action is styled TOTAL SECURITY SOLUTIONS, INC., ET AL. V. PROTECTION ONE ALARM MONITORING, INC., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. As of March 17, 2000, none of these dealers have commenced arbitration.

    Other Protection One dealers have threatened litigation or arbitration based upon a variety of theories surrounding calculations of holdback and other payments. We believe we have complied with the terms of these contracts and intend to vigorously defend our position. Although we believe that no individual such claim will have a material adverse effect, we cannot currently predict the aggregate impact of these disputes with dealers which could be material.

    We are party to claims and matters of litigation incidental to the normal course of business. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management, the resolution of such matters will not have a material adverse effect upon our financial position or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    No matters were submitted to Protection One's stockholders following our annual meeting in 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE INFORMATION

    Our common stock has been listed on the New York Stock Exchange since November 6, 1998 under the symbol "POI" and was previously quoted on the National Market System of the Nasdaq Stock Market under the symbol "ALRM". The table below sets forth for each of the calendar quarters indicated, the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange or the

Nasdaq Stock Market, as applicable, and the dividends per share declared on our common stock. All prices are as reported by the National Quotation Bureau, Incorporated.

                                                                     PROTECTION ONE COMMON
                                                                             STOCK
                                                              ------------------------------------
                                                                 HIGH          LOW       DIVIDENDS
                                                              ----------   -----------   ---------
1998:
First Quarter...............................................  $   13 1/2   $   10 1/16          --
Second Quarter..............................................      13 7/8        9 7/16          --
Third Quarter...............................................      12 1/8         5 7/8          --
Fourth Quarter..............................................      12 1/4         7 7/8          --

1999:
First Quarter...............................................  $    9 3/8   $     6 1/4          --
Second Quarter..............................................       5 5/8         3 7/8          --
Third Quarter...............................................       6 1/4         2 3/4          --
Fourth Quarter..............................................           4        1 7/16          --

DIVIDEND INFORMATION

    Holders of Protection One common stock are entitled to receive only dividends declared by the board of directors from funds legally available for dividends to stockholders.

    Other than a $7.00 cash distribution paid to holders of record of Protection One common stock as of November 24, 1997, to holders of outstanding options to purchase Protection One common stock and to holders of warrants exercisable for Protection One common stock, all in connection with the combination of the Protection One and Western Resources security businesses in November 1997, Protection One has never paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. The indenture governing the 13 5/8% Senior Subordinated Discount Notes due 2005 of Protection One Alarm Monitoring, and the credit agreement relating to its Senior Credit Facility restrict Protection One Alarm Monitoring's ability to pay dividends or make other distributions to its corporate parent. Consequently, these agreements restrict our ability to declare or pay any dividend on, or make any other distribution in respect of, our capital stock.

NUMBER OF STOCKHOLDERS

    As of December 31, 1999, there were approximately 104 stockholders of record who held shares of our common stock, as shown on the records of our transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes to the financial statements of Protection One. All amounts are in thousands, except per share and customer data, unless otherwise noted. Prior to November 24, 1997, Protection One was a stand-alone security business. On November 24, 1997, pursuant to a contribution agreement dated July 30, 1997, between Protection One and Western Resources, Protection One acquired WestSec and Westar Capital, which together were the Western Resources security businesses ("WRSB"), and Centennial Security Holdings, Inc. ("Centennial"). As a result of the November 1997 business combination, Western Resources, through its wholly owned subsidiary Westar Capital owned approximately 85% of Protection One at December 31, 1997.

    The November 1997 business combination was accounted for as a reverse purchase acquisition which treats WRSB as the accounting acquiror. Accordingly, the results of operations of Protection One and Centennial have been included in the consolidated financial data only since November 24, 1997.

    The 1996 historical financial data of Protection One are those of WRSB, the accounting acquiror. On December 30, 1996, Western Resources, through its indirect wholly owned subsidiary, WestSec, purchased the assets and assumed certain liabilities comprising the security business of Westinghouse Security Systems from Westinghouse Electric Corporation. Westinghouse Security Systems is deemed to be a predecessor of Protection One.

    Selected financial data for 1995 and 1996 were derived from the financial statements of Westinghouse Security Systems for those years. Per share data is omitted because Westinghouse Security Systems was wholly owned by Westinghouse Electric Corporation.

                                                      PROTECTION ONE                                    PREDECESSOR
                                -----------------------------------------------------------   -------------------------------
                                 YEAR ENDED      YEAR ENDED      YEAR ENDED     YEAR ENDED    53 WEEKS ENDED   52 WEEKS ENDED
                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 30,     DECEMBER 20,
                                    1999            1998            1997           1996            1996             1995
                                ------------   --------------   ------------   ------------   --------------   --------------
                                   (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)        (DOLLARS IN THOUSANDS, EXCEPT
                                                                                                  FOR PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA
Revenues......................   $  605,176      $  421,095      $  144,773     $   8,097        $110,881         $ 88,710
Cost of revenues..............      184,006         129,083          35,669         3,348          25,960           17,280
                                 ----------      ----------      ----------     ---------        --------         --------
Gross profit..................      421,170         292,012         109,104         4,749          84,921           71,430

Selling, general and
  administrative expenses.....      185,989         114,506          80,755         5,091          60,166           50,919
Acquisition and transition
  expense.....................       27,451          20,298           2,108            --             101              101
Amortization of intangibles
  and depreciation expense....      237,243         119,211          39,822           609          21,613           17,804
Other charges:
  Impairment of customer
    accounts..................           --              --          12,750            --              --               --
  Merger related costs........           --              --          11,542            --              --               --
  Severance and relocation
    costs.....................        5,809           3,400              --            --              --               --
                                 ----------      ----------      ----------     ---------        --------         --------
Operating income (loss).......      (35,322)         34,597         (37,873)         (951)          3,041            2,606
Interest expense, net.........       87,037          55,990          33,483            15          10,879           12,159

Other non-recurring (income)
  expense.....................      (12,869)        (20,570)             --            --              --               --
                                 ----------      ----------      ----------     ---------        --------         --------
Income (loss) before income
  taxes and extraordinary
  gain--net of taxes..........     (109,490)           (823)        (71,356)         (966)         (7,838)          (9,553)
Income tax (expense)
  benefit.....................       28,276          (4,114)         28,628           310           2,978            3,630
                                 ----------      ----------      ----------     ---------        --------         --------
Income (loss) before
  extraordinary gain..........      (81,214)         (4,937)        (42,728)         (656)         (4,860)          (5,923)
Extraordinary gain, net of
  tax.........................       (1,691)          1,591              --            --              --               --
                                 ----------      ----------      ----------     ---------        --------         --------
Net income (loss).............   $  (82,905)     $   (3,346)     $  (42,728)    $    (656)       $ (4,860)        $ (5,923)
                                 ==========      ==========      ==========     =========        ========         ========
Net income (loss) per share...   $     (.65)     $     (.03)     $    (0.60)    $   (0.01)
                                 ==========      ==========      ==========     =========
CONSOLIDATED BALANCE SHEET
  DATA
Working capital (deficit).....   $  (27,933)     $  (90,568)     $   41,539     $ (19,447)       $(19,515)        $(13,035)
Customer accounts, net........    1,139,066       1,031,956         530,312       265,530         157,969          138,620
Goodwill and trademarks,
  net.........................    1,101,788       1,175,153         672,776       218,991          11,102           11,397
Total assets..................    2,558,235       2,510,436       1,414,567       506,647         187,456          170,907
Long term debt, including
  capital leases..............    1,077,152         884,554         343,942        60,505          47,931           52,511
Total stockholders' equity....    1,262,597       1,344,236         940,550       410,430         106,140           89,120

                                                      PROTECTION ONE                                    PREDECESSOR
                                -----------------------------------------------------------   -------------------------------
                                 YEAR ENDED      YEAR ENDED      YEAR ENDED     YEAR ENDED    53 WEEKS ENDED   52 WEEKS ENDED
                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 30,     DECEMBER 20,
                                    1999            1998            1997           1996            1996             1995
                                ------------   --------------   ------------   ------------   --------------   --------------
                                   (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)        (DOLLARS IN THOUSANDS, EXCEPT
                                                                                                  FOR PER SHARE AMOUNTS)
OTHER OPERATING DATA
Number of customers at end of
  period......................    1,623,201       1,557,996         756,818       424,100         313,784          265,839
EBITDA (a)....................   $  207,730      $  162,491      $   26,241     $    (342)       $ 24,654         $ 20,410
Cash flows from operations....   $   91,268      $   85,150          (4,928)          (91)         23,729           15,073
Cash flows used in investment
  activities..................     (272,225)       (893,947)       (156,684)     (369,536)        (40,460)         (43,094)
Cash flows from financing
  activities..................      177,674         744,479         237,000       369,682          16,734           28,129

------------------------------

(a) Earnings before interest, taxes, depreciation and amortization (EBITDA) is derived by adding to income (loss) before income taxes, the sum of:

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

    The following table provides a calculation of EBITDA for each of the periods presented above:

                                                                   PROTECTION ONE                           PREDECESSOR
                                                     ------------------------------------------   -------------------------------
                                                              YEAR ENDED DECEMBER 31,             53 WEEKS ENDED   52 WEEKS ENDED
                                                     ------------------------------------------    DECEMBER 30,     DECEMBER 20,
                                                       1999        1998       1997       1996          1996             1995
                                                     ---------   --------   --------   --------   --------------   --------------
                                                               (DOLLARS IN THOUSANDS)                 (DOLLARS IN THOUSANDS)
Loss before income taxes and extraordinary item....  $(109,490)  $   (823)  $(71,356)   $(966)       $(7,838)         $(9,553)
Plus:
  Interest expense, net............................     87,037     55,990     33,483       15         10,879           12,159
  Other charges....................................      5,809      8,683     24,292       --             --               --
  Amortization of intangibles and depreciation
    expense........................................    237,243    119,211     39,822      609         21,613           17,804
Less:
  Other non-recurring income.......................    (12,869)   (20,570)        --       --             --               --
EBITDA.............................................  $ 207,730   $162,491   $ 26,241    $(342)       $24,654          $20,410
                                                     =========   ========   ========    =====        =======          =======

    Other charges in 1999 represents severance charges of $3.2 million and transition costs of $2.6 million relating to the move of the finance and accounting offices from Irving, Texas to Topeka, Kansas. Other charges in 1998 represents severance and relocation payments of $3.4 million related to our 1998 reorganization and costs of $5.3 million incurred to replace signage for WRSB after the merger of WRSB with Protection One in 1998. Other charges in 1997 represent the write down of customer accounts and merger costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    In Management's Discussion and Analysis we explain our general financial condition and operating results, including:

    - What factors impact our business

    - What our earnings and costs were in 1999 and 1998

    - Why these earnings and costs differed from year to year

    - How our earnings and costs affect our overall financial condition

    - What we expect our capital expenditures to be for the years 2000 through 2002

    - How we plan to pay for these future capital expenditures

    - Other items we believe may materially affect our financial condition or earnings

    As you read Management's Discussion and Analysis, please refer to our Consolidated Statements of Income. These statements show our operating results for 1999, 1998, and 1997. In Management's Discussion and Analysis, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Income.

OVERVIEW OF 1999 ACTIVITIES

    GENERAL. Approximately 85% of our revenues in 1999 came from monitoring and servicing security systems located in single family homes, apartments and condominiums and businesses. We had over 1.6 million customers at December 31, 1999, most of whom pay us under contracts for our monitoring and other security services. We also bill customers on a time and material basis for service visits if they do not have extended service contracts. While we typically require payment for monitoring services in advance, we recognize monitoring and related services revenues only as we provide the service. The remainder of our revenue is from the sale and installation of security systems, add-ons and upgrades. We recognize revenues from these other activities in the period of installation.

    During 1999, we experienced significant levels of attrition which had a direct impact on our results of operations since it affects both our revenues and amortization expense. We believe the high levels of attrition were caused by customer service deficiencies and operational difficulties relating to the integration of acquired customers into our operations. We hired an additional 150 service representatives late in the second quarter of the year and increased our training and technology investments in an effort to address the customer service concerns. We have also scaled back our growth rate which allows us to focus more attention on the current customer base and the integration of new customers.

    SEC REVIEW. As previously disclosed, we were advised by the Division of Corporation Finance of the SEC that, in the view of the staff, there are errors in our financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. We had extensive discussions with the SEC staff about the methodology we used to amortize customer accounts, the purchase price allocation to customer accounts in the Multifamily acquisition and other matters. The SEC staff has not indicated it concurs with, nor has the SEC staff determined not to object to, the restatements made in 1999, the change in accounting principle for customer accounts, or the change in estimated useful life for goodwill. We cannot predict whether the SEC staff will make additional comments or take other action that will further impact our financial statements or the effect or timing of any such action.

    ACCOUNTING CHANGE. We performed a review of our amortization policy relating to customer accounts and identified three distinct pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to our North America and Multifamily business segments and our former European business segment. For the North America and Europe pools, the analyzed data indicated that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. We elected to change to that method for our North America and Europe pools of customers. No change was made in the method used for the Multifamily pool. See Note 2 of "Notes to Consolidated Financial Statements" for further discussion.

    IMPAIRMENT TEST. We also performed an impairment test of our customer accounts and related goodwill under the guidance of the Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF(SFAS 121). Paragraph 6 of SFAS 121 indicates that an impairment loss should be recognized only if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset(s) grouped at the lowest level of identifiable cash flows. After performing the test, management determined that the customer accounts currently are not impaired.

    SALE OF NON-STRATEGIC ASSETS. The sale of our Mobile Services Group to ATX Technologies ("ATX") was announced on June 28, 1999 and consummated on August 25, 1999. The sales price was approximately $20 million in cash plus a note and a preferred stock investment in ATX. We recorded a gain on the sale of approximately $17.2 million.

    MONTHLY RECURRING REVENUE. At various times during the year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. We had approximately $39.7 million
($32.6 million excluding our European operations) of monthly recurring revenue as of December 31, 1999. Historically, we have grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts. The impact of this increase in customer accounts is included in results of operations only from the date of acquisition, therefore, our revenues are not necessarily proportional to the level of our investment of capital reported at the end of the period upon which a return must be earned. We believe monthly recurring revenue enhances an investor's understanding of our financial condition, results of operations and cash flows because it provides a measure of the revenue that can be used to derive estimates of annual revenue acquired in the acquisitions for a full year of operations. As a result, monthly recurring revenue can be compared to the level of investment in the statement of financial condition. Further, we believe an investor's consideration of monthly recurring revenue, relative to our customer base, helps identify trends in monthly recurring revenue per customer. Monthly recurring revenue does not measure profitability or performance, and does not include any allowance for future customer losses or allowance for doubtful accounts.

    We do not have sufficient information as to the losses of acquired accounts to predict with absolute certainty the amount of acquired monthly recurring revenue that will be realized in future periods or the impact of the losses of acquired accounts on our overall rate of customer loss. Our computation of monthly recurring revenue may not be comparable to other similarly titled measures of other companies and monthly recurring revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.

    Our monthly recurring revenue includes amounts to be recognized as a result of ongoing reductions in the liability under our recourse financing agreements. Also included are billable amounts to customers with past due balances. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customer at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in our customer loss calculations described below.

    CUSTOMER AND REVENUE LOSSES. Like most monitored security companies, we invest significant amounts to generate new customers, and we seek to maintain long-term relationships with our customers by providing excellent service. We measure the loss of our customers to verify that our investment in new customers is generating a satisfactory rate of return and that our amortization policy is reasonable.

    We define attrition as a ratio, the numerator of which is the number of lost customer accounts for a given period, net of certain adjustments, and the denominator of which is the average number of accounts for a given period. In some instances the company uses estimates to derive attrition data. The adjustments made to lost accounts are primarily related to those accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience.

    Our actual attrition experience shows that the relationship period with any individual customer can vary significantly and may be substantially shorter or longer than ten years. Customers discontinue service for a variety of reasons, including relocation, service issues and cost. A portion of the acquired customer base can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.

    We monitor attrition each quarter based on an annualized and trailing twelve-month basis. This method utilizes each segment's average customer account base for the applicable period in measuring attrition. Therefore, in periods of customer account growth, customer attrition may be understated and in periods of customer account decline, customer attrition may be overstated. When necessary we will adjust amortization of the cost of customer accounts.

    For the period ended December 31, 1999, our total company quarterly annualized and trailing twelve month attrition rates were 14.7% and 14.0%, respectively. The table below shows the change in our total company customer base and the increase in attrition from 1998 to 1999:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
Beginning Balance, January 1,..........................  1,557,996      937,480
Additions, net of holdback put backs...................    288,581      738,163
Customer losses, net of holdback put backs.............   (223,376)    (117,647)
                                                         ---------    ---------
Ending Balance, December 31,...........................  1,623,201    1,557,996
                                                         =========    =========
Twelve month trailing attrition........................       14.0%         9.4%
                                                         =========    =========

RECENT DEVELOPMENTS

    SALE OF EUROPEAN ASSETS AND OTHER TRANSACTIONS. On February 29, 2000, we sold our European operations and certain investments to Westar Capital. We received consideration of approximately $244 million, comprised of approximately $183 million in cash and certain of the outstanding debt securities of Protection One Alarm Monitoring that Westar Capital had acquired with a market value of approximately $61 million. As part of this transaction, Westar Capital agreed to pay us a portion of the net gain, if any, on a subsequent sale of the European business on a declining basis over the four years following the closing. The cash proceeds of the sale were used to reduce the $240 million outstanding balance under the $250 million Senior Credit Facility provided by Westar Capital to Protection One Alarm Monitoring.

    Westar Capital also transferred to us debt securities of Protection One Alarm Monitoring and a note for payment of certain intercompany amounts owed by Westar Capital to us.

    The aggregate carrying value of debt securities received in these transactions was approximately $134.6 million. Upon the receipt of these securities, we recorded an extraordinary gain from the cancellation of debt of approximately $27 million, net of tax. See Note 19 of "Notes to Consolidated Financial Statements" for a description of the debt transferred.

    Upon the recommendation of a special committee of the Protection One Board of Directors, the independent directors of the Protection One and Monitoring Boards of Directors approved these transactions. The special committee received a "fairness opinion" from an investment banker with regard to the sale of our European operations. The independent directors of both Boards also approved the amendment to our Senior Credit Facility as discussed below.

    SENIOR CREDIT FACILITY. At the beginning of 1999, we had a $500 million Senior Credit Facility from a group of lenders. The amount of the credit facility was reduced to $250 million at the end of the third quarter in connection with obtaining a waiver of compliance with the then applicable leverage and interest ratio coverage covenants. We attempted to renegotiate the terms of the Senior Credit Facility during the fourth quarter but were unsuccessful. As a result, Westar Capital purchased the outstanding loans from our lenders and became the lender under the Senior Credit Facility.

    Concurrently with the sale of our European operations to Westar Capital on February 29, 2000, the outstanding principal balance of the facility was reduced to $57 million and the facility was amended to, among other things, (1) reduce the commitment to $115 million (resulting in availability of approximately
$58 million after application of proceeds from the sale of the European operations), (2) increase the leverage ratio covenant to 5.75 to 1.0,
(3) reduce the interest coverage ratio to 2.10 to 1.0, (4) change the termination date to January 2, 2001, (5) change the loan pricing grid to one based on leverage ratio rather than credit rating, (6) allow for the inclusion of certain add-backs to the calculation of EBITDA, (7) eliminate as an Event of Default Western Resources' failure to own more than 50% of our outstanding common stock, (8) waive compliance with the leverage ratio and interest coverage ratio covenants for the fiscal quarters ended September 30, 1999 and December 31, 1999, and (9) provide for an increase in the amount of the commitment by up to $40 million for the purpose of consummating acquisitions approved by Westar Capital.

    CHANGE IN ESTIMATE OF USEFUL LIFE OF GOODWILL. In conjunction with the impairment test for customer accounts, we re-evaluated the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful life of goodwill. Management concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, will be amortized over its remaining useful life based on a 20-year life. On our existing account base, we anticipate that this will result in an increase in annual goodwill amortization of approximately $24 million for North America and $6 million for Multifamily. The additional goodwill recorded for Europe prior to its sale on February 29, 2000, was approximately $1 million.

RESULTS OF OPERATIONS

    We separate our business into three reportable segments: North America, Multifamily and Europe. North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States and Canada. Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings. The Europe segment provides security alarm services in Europe and was sold in February 2000.

    NORTH AMERICA SEGMENT

    We present the table below to show how the North America operating results have changed over the past three years. Next to each year's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses. The 1997 results reflect WRSB for the entire year, and one month of the operations of Protection One and

Centennial Security each, while 1998 results reflect an entire year of WRSB, Protection One, Centennial Security and all of the acquisitions since their respective closing dates.

                                                                YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------
                                                1999                     1998                     1997
                                         -------------------      -------------------      -------------------
                                                                (DOLLARS IN THOUSANDS)
Revenues:
  Monitoring and related services......  $387,962     96.2%       $321,085     93.4%       $126,630     87.5%
  Installation and rental..............    15,307      3.8          22,869      6.6          18,143     12.5
                                         --------    -----        --------    -----        --------    -----
  Total revenues.......................   403,269    100.0         343,954    100.0         144,773    100.0
Cost of revenues:
  Monitoring and related services......   108,875     27.0          93,569     27.2          32,656     22.5
  Installation and rental..............    12,646      3.1          14,030      4.1           3,013      2.1
                                         --------    -----        --------    -----        --------    -----
  Total cost of revenues...............   121,521     30.1         107,599     31.3          35,669     24.6
                                         --------    -----        --------    -----        --------    -----
  Gross profit.........................   281,748     69.9         236,355     68.7         109,104     75.4

Selling, general and administrative
  expenses.............................   106,482     26.4          86,843     25.2          80,755     55.8
Acquisition and transition expense.....    26,405      6.6          20,275      5.9           2,108      1.5
Amortization of intangibles and
  depreciation expense.................   198,264     49.2         107,545     31.3          39,822     27.5
Other charges..........................     5,809      1.4           3,400      1.0          24,292     16.8
                                         --------    -----        --------    -----        --------    -----
Operating income (loss)................  $(55,212)   (13.7)%      $ 18,292      5.3%       $(37,873)   (26.2)%
                                         ========    =====        ========    =====        ========    =====

    1999 COMPARED TO 1998. We had a net increase of 8,595 customers in 1999 as compared to a net increase of 445,156 customers in 1998. Accordingly, results for 1999 include a full year of operations with the customers added throughout 1998. We believe this to be the primary reason for our increase in revenues and associated cost of revenues in 1999 as compared to 1998. Further analysis between the two years is discussed below.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
Beginning Balance, January 1,..........................  1,196,047      750,891
Additions, net of holdback put backs...................    200,407      552,015
Customer losses, net of holdback put backs.............   (191,812)    (106,859)
                                                         ---------    ---------
Ending Balance, December 31,...........................  1,204,642    1,196,047
                                                         =========    =========
Twelve month trailing attrition........................       16.0%        11.0%
                                                         =========    =========

    MONITORING AND RELATED SERVICE REVENUES for 1999 increased by
$66.9 million, or 20.8%, to $388.0 million from $321.1 million for 1998. The primary reason for the increase in 1999 revenues is because we had a full year of revenues from the additional customers added throughout 1998. An increase in our base monitoring and service fees also increased revenue in 1999.

    INSTALLATION AND RENTAL REVENUES, which consist primarily of revenues generated from our internal installations of new alarm systems, decreased by 33.2% to $15.3 million in 1999, compared to $22.9 million in 1998. This decrease in revenues is due primarily to the reduction of our internal sales and installation activities that resulted from our reliance on the Dealer Program for residential customers in 1999. We continued our internal sales program and recorded installation revenues through the first half of 1998, but then relied almost entirely on the Dealer Program to acquire new customers for the balance of 1998 and all of 1999.

    COST OF MONITORING AND RELATED SERVICES REVENUES for 1999 increased by
$15.3 million, or 16.3%, to $108.9 million from $93.6 million for 1998. Cost of monitoring and related services revenues as a percentage of the related revenues decreased from 29.1% during 1998 to 28.0% during 1999. Monitoring and related services expense for 1999 increased primarily due to a full year of operations of the three major service centers and three smaller satellite monitoring facilities acquired in 1998. We also incurred additional expense in 1999 relating to the addition of customer service representatives in the second quarter.

    COST OF INSTALLATION AND RENTAL REVENUES for 1999 decreased by
$1.4 million, or 9.9%, to $12.6 million from $14.0 million in 1998. This decrease corresponds with the decrease in the internal installations in 1999. Installation and other cost of revenues as a percentage of installation and other revenues increased to 82.6% in 1999 from 61.4% in 1998.

    GROSS PROFIT for 1999 increased by $45.3 million, or 19.2%, to $281.7 million from $236.4 million in 1998. Contribution of new customers by the Dealer Program and acquisitions produced the increase in gross profit. As a percentage of total revenues, gross profit was 69.9% for 1999 compared to 68.7% for 1998. The increase in gross profit as a percentage of total revenues reflects cost savings from the consolidation of some of our monitoring operations, offset by a partial year of expense associated with additional customer service representatives. Gross margin will be negatively impacted in the future by the full year impact of additional customer service representatives reflected in cost of monitoring and related service revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for 1999 increased by
$19.6 million, or 22.6%, to $106.5 million from $86.8 million in 1998. The increase is attributable to costs associated with the overall increase in the average number of customers billed, additional bad debt expense of approximately $10.5 million resulting from higher attrition, costs associated with Year 2000 compliance, professional fees and salary increases.

    ACQUISITION EXPENSES for 1999 increased by $6.1 million, or 30.2%, to $26.4 million from $20.3 million in 1998. We aggregate expenses incurred in the acquisition and integration of customers in this line item. These expenses include yard signs, the cost of monitoring acquired accounts by a third party, and the reprogramming of alarm panels for new customers. The increase in 1999 is primarily attributable to costs of $4.0 million associated with the restructuring of the Dealer Program and $3.7 million of costs related to the unsuccessful merger with Lifeline, offset by reduced transition expenses associated with acquisitions. In 1998 we incurred $5.3 million in additional customer transition expenses, primarily yard signs for WRSB customers related to the merger of WRSB and Protection One. We incurred expenses to develop and manage our Dealer Program, as well as to contact, assimilate and solicit acquired and new customers for new services.

    AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for 1999 increased by $90.8 million, or 84.4%, to $198.3 million from $107.5 million in 1998. As discussed above in "Overview of 1999 Activities", we changed our amortization method from a 10-year straight line method to a 10-year declining balance method which resulted in an increase in amortization expense in 1999 of approximately $50 million. The balance of the increase is primarily attributed to a full year of amortization expense on subscribers acquired during 1998. In 1999 and 1998, we amortized goodwill over 40 years using a straight-line method. Goodwill amortization expense increased $3.1 million to $21.6 million in 1999.

    OTHER CHARGES for 1999 increased by $2.4 million, to $5.8 million from $3.4 million in 1998. We incurred $5.8 million for severance and relocation expenses associated with a reorganization of our operations in 1999 and $3.4 million for such expenses in late 1998.

    INTEREST EXPENSE, NET for 1999 increased by $23.7 million, or 45.2%, to $76.1 million from $52.4 million in 1998, reflecting our use of debt to finance a substantial portion of our customer account growth.

    OTHER NON-RECURRING (INCOME) EXPENSE in 1999 totaled $12.7 million of income compared to $20.5 million of income in 1998. In 1999, other income consisted primarily of a gain on the sale of our Mobile Services

Group of $17.2 million and dividend income reduced by losses on sales of marketable securities of $7.7 million. In 1998, we recognized a non-recurring gain on the repurchase of customer contracts covered by a financing arrangement with New York Life Secured Asset Management Company, Ltd. (SAMCO), a third party, of approximately $16.4 million. Also during 1998, we restructured our investment in a security monitoring company and recognized a non-recurring gain of approximately $3.0 million.

    1998 COMPARED TO 1997. The 1997 results reflect WRSB for the entire year, and one month of the operations of Protection One and Centennial Security each, while 1998 results reflect an entire year of WRSB, Protection One, Centennial Security and all of the acquisitions since their respective closing dates. The 1998 results also include a partial year of operations resulting from the additions of customers throughout the year from various acquisitions and the dealer program.

    MONITORING AND RELATED SERVICE REVENUES for 1998 increased by
$194.4 million, or 153.6%, to $321.1 million from $126.6 million for 1997. Monitoring and related service revenues increased due to our acquisitions and new customers purchased through our dealer program. The majority of additional revenues in 1998 were attributable to North America's dealer program and acquisitions. We added approximately $5.3 million of monthly recurring revenue from our dealer program and approximately $7.3 million of monthly recurring revenue from our acquisitions. Because purchases from the dealer program and acquisitions occurred throughout the year, not all of the $12.6 million of acquired monthly recurring revenue is reflected in 1998 results.

    INSTALLATION AND RENTAL REVENUES, which consist primarily of revenues generated from installing new alarm systems, increased by $4.8 million, or 26.0% to $22.9 million in 1998, compared to $18.1 million in 1997. At the time of the combination of WRSB with Protection One, we committed to a plan to wind down internal sales activities and increase reliance on the Dealer Program as a source of new customers. The scaling back of these activities took place through the first half of 1998.

    COST OF MONITORING AND RELATED SERVICES REVENUES for 1998 increased by
$60.9 million, or 186.5% to $93.6 million from $32.7 million for 1997. Total cost of revenues as a percentage of total revenues increased to 31.3% during 1998 from 24.6% during 1997. Monitoring and related services expenses for 1998 increased due to the acquisition of three major service centers and three smaller satellite monitoring facilities in the U.S. Monitoring and service activities at our existing facilities increased as well, due to new customers generated by our Dealer Program. Monitoring and related services expenses as a percentage of monitoring and related services revenues increased to 29.1% in 1998 from 25.8% during 1997. The percentage increased due to the expenses of the acquired facilities, as well as expenses from several higher cost subcontract monitoring agreements.

    COST OF INSTALLATION AND RENTAL REVENUES for 1998 increased by
$11.0 million, or 365.6%, to $14.0 million from $3.0 million in 1997. The increase in expense reflects the cost of equipment, installation labor and other expenses incurred in the installation of security alarm systems. Installation and other cost of revenues as a percentage of installation and other revenues increased to 61.4% in 1998 from 16.6% in 1997. Acquired commercial installation activities generated lower profit margins due to declining installation revenues and the selling outright, rather than leasing, of security alarm systems.

    GROSS PROFIT for 1998 increased by $127.3 million, or 116.6%, to $236.4 million from $109.1 million in 1997. Contribution of new customers by the Dealer Program and acquisitions produced the increase in gross profit. As a percentage of total revenues, gross profit was 68.7% for 1998 compared to 75.4% for 1997. The decline in gross profit as a percentage of total revenues reflects the higher monitoring, field service and installation expenses noted above.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for 1998 increased by
$6.1 million, or 7.5%, to $86.8 million from $80.8 million in 1997. The increase in expenses resulted primarily from acquisitions, partially offset by a reduction in sales and related expenses. The transition of our primary distribution channel from an internal sales force to the Dealer Program resulted in sales commissions declining by approximately

$9.0 million. We also reduced advertising and telemarketing activities that formerly supported the internal sales force.

    ACQUISITION EXPENSES for 1998 increased by $18.2 million, or 861.8%, to $20.3 million from $2.1 million in 1997. We aggregate expenses incurred in the acquisition and integration of customers in this line item. These expenses include the replacement of yard signs and the reprogramming of alarm panels for new customers. In 1998, we incurred $5.3 million in additional customer transition costs, primarily yard signs for WRSB customers related to the merger of WRSB and Protection One. We incurred expenses to develop and manage our Dealer Program, as well as to contact, assimilate and solicit acquired and new customers for new services. Other acquisition expenses were incurred in connection with our dealer program and the costs related to maintaining an acquisition department.

    AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for 1998 increased by $67.7 million, or 170.1%, to $107.5 million from $39.8 million in 1997. We spent approximately $442.6 million to purchase customer accounts and incurred
$211.0 million in cost allocated to goodwill during 1998 from our purchases of security alarm companies, portfolios of customer accounts, and individual new customers through our Dealer Program. In 1998, we amortized customer accounts over a 10-year straight-line method and goodwill over 40 years using a straight-line method. Additional considerations relating to our treatment of customer accounts are discussed under the heading "Risk Factors--We lose some of our customers over time."

    OTHER CHARGES for 1998 decreased by $20.9 million, or 86.0% to $3.4 million from $24.3 million in 1997. We incurred $3.4 million for severance and relocation expenses associated with a reorganization of our operations in 1998. Other charges for 1997 of consisted of $12.8 million for impairment of customer accounts and $11.5 million of merger related costs. The merger related costs consisted of $3.6 million for inventory and other asset losses, $4.1 million for disposition of fixed assets, $2.0 million for closure of duplicate facilities and approximately $1.9 million for severance compensation and benefits.

    INTEREST EXPENSE, NET for 1998 increased by $18.9 million, or 56.4%, to $52.4 million from $33.5 million in 1997, reflecting our use of debt to finance a substantial portion of our customer account growth.

    OTHER NON-RECURRING (INCOME) EXPENSE in 1998 totaled $20.6 million of income compared to zero in 1997. In 1998, we recognized a non-recurring gain on the repurchase of customer contracts covered by a financing arrangement with New York Life Secured Asset Management Company, Ltd. (SAMCO), a third party, in the amount of $16.4 million. Also during 1998, we restructured our investment in a security monitoring company and recognized a non-recurring gain of approximately $3.0 million.

    MULTIFAMILY SEGMENT

    Our Multifamily segment was created when we acquired Multifamily effective January 1, 1998 under the terms of a purchase option granted to us by Western Resources. We paid approximately $180 million for what we believe to be the leading provider of security alarm monitoring services to apartment complexes and other multifamily dwellings. The change in Multifamily's customer base for 1998 and 1999 is shown below:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Beginning Balance, January 1,.............................  285,954    186,590
Additions, net of holdback put backs......................   30,973    110,152
Customer losses, net of holdback put backs................  (21,967)   (10,788)
                                                            -------    -------
Ending Balance, December 31,..............................  294,960    285,954
                                                            =======    =======
Twelve month trailing attrition...........................      7.6%       4.6%
                                                            =======    =======

    We present the table below to show how the 1999 Multifamily operating results compare with the 1998 operating results. During 1998, over 80,000 accounts were acquired in two acquisitions that increased monthly recurring revenues by approximately $550,000, or $6.6 million per year. About 39,000 of these accounts were acquired in May with the balance acquired in September. The 1999 results reflect a full year of operations with these acquired accounts which is the primary reason that revenues and associated expenses are higher in 1999.

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                     1999                  1998
                                                              -------------------   -------------------
                                                                       (DOLLARS IN THOUSANDS)
Revenues:
  Monitoring and related services...........................  $34,309      88.2%    $29,356      87.8%
  Installation and rental...................................    4,592      11.8       4,061      12.2
                                                              -------     -----     -------     -----
  Total revenues............................................   38,901     100.0      33,417     100.0

Cost of revenues:
  Monitoring and related services...........................    7,565      19.4       5,852      17.5
  Installation and rental...................................    3,448       8.9       3,820      11.4
                                                              -------     -----     -------     -----
  Total cost of revenues....................................   11,013      28.3       9,672      28.9
                                                              -------     -----     -------     -----
  Gross profit..............................................   27,888      71.7      23,745      71.1
Selling, general and administrative expenses................   11,339      29.2       9,767      29.2
Acquisition and transition expense..........................      313       0.8           0       0.0
Amortization of intangibles and depreciation expense........    9,507      24.4       7,721      23.1
                                                              -------     -----     -------     -----
Operating income............................................  $ 6,729      17.3%    $ 6,257      18.7%
                                                              =======     =====     =======     =====

    MONITORING AND RELATED SERVICES REVENUES for 1999 increased by
$5.0 million, or 16.9%, to $34.3 million from $29.4 million for 1998. Multifamily's additional revenues in 1999 were primarily attributable to the 1998 acquisitions.

    COST OF MONITORING AND RELATED REVENUES for 1999 increased by $1.7 million, or 29.3%, to $7.6 million from $5.9 million for 1998. Monitoring and related services expenses as a percentage of monitoring and related services revenues increased to 22.0% in 1999 from 19.9% during 1998. The percentage increase is due primarily to the lower contracted recurring revenues on the accounts acquired in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for 1999 increased by
$1.5 million, or 15.3%, to $11.3 million from $9.8 million in 1998. The increase resulted primarily from increased selling expense attributable to a 20% increase in contract sales and increased general and administrative expenses principally associated with the 1998 acquisitions.

    ACQUISITION EXPENSES for 1999 was $0.3 million and zero in 1998. We aggregate expenses incurred in the acquisition and integration of customers in this line item. These expenses principally relate to the conversion of customer account data into Multifamily's monitoring database from the 1998 acquisitions.

    AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for 1999 increased by $1.8 million, or 23.1%, to $9.5 million from $7.7 million in 1998. We amortize customer accounts over 10 years using a straight-line method and goodwill over 40 years using a straight-line method. Additional considerations relating to our treatment of customer accounts are discussed under the heading "Risk Factors--We lose some of our customers over time."

    EUROPE SEGMENT

    On May 18, 1998, we acquired all of the capital stock of Hambro Countrywide Security, the fifth largest security company in the United Kingdom with operations throughout the United Kingdom, for approximately $18 million. On September 30, 1998, we established a major presence in Western Europe by purchasing the common stock of Compagnie Europeenne de Telesecurite ("CET"), a public company with 60,000 customers for approximately $140 million. We also assumed liabilities for recourse financing contracts sold to a third party financing company in the acquisition.

    In 1999, we acquired approximately 34,000 additional customers through four acquisitions in the United Kingdom. These additional customers produced an increase in monthly recurring revenues of approximately $1.0 million. The change in our customer base for 1999 is shown below:

                                                       1999
                                                     --------
Beginning Balance, January 1,......................   75,995
Additions, net of holdback put backs...............   57,201
Customer losses, net of holdback put backs.........   (9,597)
                                                     -------
Ending Balance, December 31,.......................  123,599
                                                     =======
Twelve month trailing attrition....................      9.6%
                                                     =======

    The results of operations for 1999 include a full year of operations for the 1998 acquisitions as well as a partial year of operations for the 1999 acquisitions. We experienced a net increase of 47,604 customers in 1999 or a 62.6% increase over the ending 1998 amount of 75,995. The operating results below reflect the partial year of operations reported in 1998 and the significant increase in customers during 1999.

                                                YEAR ENDED              PERIOD ENDED
                                             DECEMBER 31, 1999        DECEMBER 31, 1998
                                            -------------------      -------------------
                                                   1999                     1998
                                            -------------------      -------------------
                                                       (DOLLARS IN THOUSANDS)
Revenues:
  Monitoring and related services.........  $ 92,793     56.9%       $25,400      58.1%
  Installation and rental.................    70,213     43.1         18,324      41.9
                                            --------    -----        -------     -----
  Total revenues..........................   163,006    100.0         43,724     100.0

Cost of revenues:
  Monitoring and related services.........    21,110     13.0          4,100       9.4
  Installation and rental.................    30,361     18.6          7,712      17.6
                                            --------    -----        -------     -----
  Total cost of revenues..................    51,471     31.6         11,812      27.0
                                            --------    -----        -------     -----
  Gross profit............................   111,535     68.4         31,912      73.0
Selling, general and administrative
  expenses................................    68,169     41.8         17,897      40.9
Acquisition and transition expense........       733      0.4             22       0.1
Amortization of intangibles and
  depreciation expense....................    29,472     18.1          3,945       9.0
                                            --------    -----        -------     -----
Operating income..........................  $ 13,161      8.1%       $10,048      23.0%
                                            ========    =====        =======     =====

    CET has recognized as a financing transaction, cash received through the sale of security equipment and future cash flows to be received under security equipment operating lease agreements with customers to a third-party financing company. A liability has been recorded for the proceeds of these sales as the finance company has recourse to CET in the event of nonpayment by customers of their equipment rental obligations. The average implicit interest rate in the financing is approximately 18%. Accordingly, the liability is reduced, rental revenue is recognized, and interest expense is being recorded as these recourse obligations are reduced through the cash receipts paid to the financing company over the term of the related equipment rental agreements which average four years. The liability is increased as new security monitoring equipment and equipment rental agreements are sold to the finance company that have recourse provisions.

    Revenues of approximately $33.8 million in 1999 and 10.2 million in 1998 were recognized as revenue as a result of ongoing reductions in the liability under these recourse obligations. In relation to this revenue, we have also recognized interest expense of approximately $8.9 million and $3.0 million and depreciation expense of approximately $5.8 million and $1.8 million for 1999 and 1998 respectively.

    As discussed above in "Overview of 1999 Activities", we changed our amortization method from a 10-year straight line method to a 10-year declining balance method which resulted in an increase in amortization expense in 1999 of approximately $2.5 million. The balance of the increase is primarily attributed to a full year of amortization expense on subscribers acquired during 1998. In 1999 and 1998, we amortized goodwill over 40 years using a straight-line method. Goodwill amortization expense increased $2.3 million to $3.7 million in 1999.

YEAR 2000 ISSUE.

    We experienced no business disruptions as a result of the transition from December 31, 1999 to January 1, 2000, or as a result of "leap day" on February 29, 2000. As of December 31, 1999, we expensed $4.3 million to complete remediation and testing of mission critical systems necessary to continue to provide monitored services to its customers. We expect to incur minimal costs in 2000 to complete remediation of less important systems as we expect no Year 2000 issues to arise in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We believe we currently maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash will be generated from a combination of our existing $115 million Senior Credit Facility, which had approximately $58 million of availability at February 29, 2000, subject to compliance with the provisions of the debt covenants in the agreement, as well as revenue from our security monitoring customer base which generated
$207.7 million of positive EBITDA in 1999. Cash flow from operations reflected in the statement of cash flows was $91.3 million. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund our cash needs. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. We believe that presentation of EBITDA enhances an understanding of our financial condition, results of operations and cash flows because EBITDA is used to satisfy our debt service obligations and our capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Our computation of EBITDA may not be comparable to other similarly titled measures of other companies.

    OPERATING CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999. Our operating activities provided net cash flows of $91.3 million, an increase of $6.1 million from 1998. We believe this improvement is due to increased recurring revenue generated from the customer accounts added in 1998 primarily through business combinations and the Dealer Program, as well as the net additions in customers during 1999.

    INVESTING CASH FLOWS DURING 1999. We used a net $272.2 million in investing activities, primarily to purchase new customer accounts from our external dealers. This was significantly less than the prior year use of $893.9 million. This decrease was primarily due to a decline in acquisitions of alarm companies of approximately $521.8 million.

    FINANCING CASH FLOWS DURING 1999. We increased our borrowings under our credit facility by $183.0 million, primarily to fund purchases of new customer accounts. During 1999, borrowings under the facility were at interest rates based on either the Prime Rate or a Eurodollar Rate. At December 31, 1999 the facility had a weighted average interest rate of 7.9% and an outstanding balance of $225 million. This credit facility was amended on February 29, 2000. See "Recent Developments" above.

    MATERIAL COMMITMENTS. We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of December 31, 1999 and as of February 29, 2000 (after the completion of the sale of the European operations):

                                                       DECEMBER 31,   FEBRUARY 29,
DEBT SECURITY                         MATURITY DATE        1999           2000
-------------                         --------------   ------------   ------------
Convertible Senior Subordinated
Notes (a)...........................  September 2003    $  103,500      $ 53,950
Senior Subordinated Discount
  Notes.............................       June 2005       107,900        72,200
Senior Unsecured Notes..............     August 2005       250,000       250,000
Senior Subordinated Notes...........    January 2009       350,000       303,890
Senior Credit Facility..............    January 2001       225,000        57,000
                                                        ----------      --------
                                                        $1,036,400      $737,040
                                                        ==========      ========

------------------------

    (a) These notes are convertible into Protection One common stock at a price of $11.19 per share, which is currently above the price at which our shares are traded in the public stock markets.

    All of these debt instruments contain restrictions based on "EBITDA". The definition of EBITDA varies among the various indentures and the Senior Credit Facility. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense. However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

    Our Senior Credit Facility and the indentures relating to our public notes contain the financial covenants summarized below:

DEBT INSTRUMENT                                 FINANCIAL COVENANT
---------------                        -------------------------------------
Senior Credit Facility (as amended on
  February 29, 2000).................  Total consolidated debt/annualized most recent quarter EBITDA
                                       less than 5.75 to 1.0.
                                       Consolidated annualized most recent
                                       quarter EBITDA/latest four fiscal
                                       quarters interest expense
                                       greater than 2.10 to 1.0
Senior Subordinated Notes............  Current fiscal quarter EBITDA/current fiscal quarter interest expense
                                       greater than 2.25 to 1.0
Senior Subordinated Discount Notes...  Total debt/annualized fourth quarter
                                       EBITDA
                                       less than 6.0 to 1.0
                                       Senior debt/annualized fourth quarter
                                       EBITDA
                                       less than 4.0 to 1.0

    From September 30, 1999 through February 29, 2000, we received waivers from compliance with the then-applicable leverage and interest coverage ratio covenants under the Senior Credit Facility. At

December 31, 1999, we were in compliance with the covenants under the Senior Credit Facility and the indentures relating to our public debt. See further discussion in "Recent Developments" below.

    These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

    CREDIT RATINGS. In November 1999, in response to liquidity and operational issues and the announcement by Western Resources that it is exploring strategic alternatives for Protection One, Moody's, S & P and Fitch downgraded their ratings on our credit facility and outstanding debt securities. S & P and Fitch currently have our ratings on negative watch. On March 24, 2000, Moody's further downgraded their ratings on our outstanding securities with outlook remaining negative. As of March 24, 2000, these ratings were as follows:

                                       SENIOR         SENIOR
                                      UNSECURED    SUBORDINATED
                                        DEBT      UNSECURED DEBT
                                      ---------   --------------
S & P...............................   BB-            B
Moody's.............................    B2          Caa1
Fitch...............................    BB           B+

    CAPITAL EXPENDITURES. We anticipate making capital expenditures of approximately $85 million in 2000. Of such amount, we believe we will invest approximately $65 million to acquire customer accounts, $10 million to complete the development and installation of our new software platforms, $5 million for replacement of vehicles, and $5 million for other capital items. Capital expenditures for 2001 and 2002 are expected to be approximately $123 million each year of which approximately $108 million would be to acquire accounts and $15 million for vehicles and other capital items. These estimates are prepared for planning purposes and may be revised. Actual expenditures for these and possibly other items not presently anticipated may vary from these estimates during the course of the years presented.

ITEM 7A. MARKET RISK DISCLOSURE

    We are exposed to market risk, including changes in the market price, foreign currency exchange rates, equity instrument investment prices, as well as interest rates.

    - FOREIGN CURRENCY EXCHANGE RATES. During 1998, we acquired overseas operations which have functional currencies other than the US dollar. As of December 31, 1999 the unrealized loss on currency translation, presented as a separate component of stockholders' equity and reported within other comprehensive income was approximately $1.3 million pretax. A 10% change in the currency exchange rates would have an immaterial effect on other comprehensive loss.

    - EQUITY INSTRUMENT INVESTMENTS. We have approximately $33.1 million of marketable securities and other investments, as of December 31, 1999. We do not hedge these investments and are exposed to the risk of changing market prices. A 10% change in the market value of these instruments would have approximately a $2.1 million impact on other comprehensive loss.

    - INTEREST RATE EXPOSURE. We have approximately $225.0 million of long-term variable rate debt as of December 31, 1999. A 100 basis point change in the debt benchmark rate would impact net income by approximately
      $1.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our consolidated financial statements and supplementary data, together with the reports of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. See "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

    FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Information relating to our directors and nominees for directors is set forth under the heading "Election of Directors" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 23, 2000, which will be filed with the Securities and Exchange Commission prior to April 29, 2000, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to our executive officers and executive compensation is set forth under the heading "Executive Officers; Executive Compensation and Related Information" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 23, 2000, which will be filed with the Securities and Exchange Commission prior to April 29, 2000, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to the security ownership of certain beneficial owners and management is set forth under the headings "Security Ownership of certain Beneficial Owners" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 23, 2000 which will be filed with the Securities and Exchange Commission prior to April 29, 2000, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions concerning directors and executive officers is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 23, 2000, which will be filed with the Securities and Exchange Commission prior to April 29, 2000, and which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

       1. The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements.

       2.  The following Exhibits:

EXHIBIT NO.                                 EXHIBIT DESCRIPTION
-----------             ------------------------------------------------------------
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

          2.3           Conditional Purchase Agreement, dated as of August 6, 1998, between certain directors and/or officers of Compagnie
                        Europeenne de Telesecurite and Monitoring.

          2.4           Amended and Restated Agreement and Plan of Contribution and
                        Merger dated as of October 21, 1998 by and among POI,
                        Protection Acquisition Holding Corporation, P-1 Merger Sub,
                        Inc. (Mass.), P-1 Merger Sub, Inc. (Del.) and Lifeline
                        Systems, Inc. (incorporated by reference to Exhibit 2.1 to
                        Registration Statement on Form S-4 of Petroleum One
                        Acquisition Holding Corporation filed on December 10, 1998).

          2.5           Amendment No. 2 dated February 29, 2000 to the Contribution
                        Agreement (incorporated by reference to Exhibit 10.2 to the
                        Current Report on Form 8-K filed by POI and Monitoring dated
                        February 29, 2000).

          3.1           Fifth Amended and Restated Certificate of Incorporation of
                        POI, as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1997 (the "Fiscal 1997 Form
                        10-K")).

          3.2           Amendment dated as of November 24, 1997 to Fifth Amended and
                        Restated Certificate of Incorporation of Protection One.

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

EXHIBIT NO.                                 EXHIBIT DESCRIPTION
-----------             ------------------------------------------------------------
          3.5           Bylaws of Monitoring (incorporated by reference to Exhibit
                        3.2 to the Annual Report on Form 10-K filed by POI and,
                        inter alia, Monitoring for the year ended September 30,
                        1994).

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

          4.7           Indenture, dated as of August 17, 1998, among Monitoring, as issuer, POI as guarantor, and The Bank of New York, as
                        trustee (incorporated by reference to Exhibit 4.1 to the
                        Registration Statement on Form 9-4 filed by POI and
                        Monitoring on September 22, 1998).

          4.8           Indenture, dated as of December 21, 1998, among Monitoring, as issuer, POI, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the
                        Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1998 (the "Fiscal 1998 Form
                        10-K)).

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

         10.2           Warrant Agreement dated as of November 3, 1993, between
                        Monitoring and United States Trust Company of New York, as
                        Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Registration
                        Statement 33-73002) originally filed by POI, Monitoring and certain former subsidiaries of Monitoring on December 15,
                        1993 (the "1993 Form S-4")).

EXHIBIT NO.                                 EXHIBIT DESCRIPTION
-----------             ------------------------------------------------------------
         10.3           Registration Rights Agreement dated as of November 3, 1993, among Monitoring, POI, certain former subsidiaries of
                        Monitoring and Bear, Stearns & Co., Inc. (incorporated by
                        reference to Exhibit 4.4 to the 1993 Form S-4).

         10.4           Warrant Agreement dated as of May 17, 1995, between POI and
                        The First National Bank of Boston, as Warrant Agent
                        (incorporated by reference to Exhibit 10.40 to the 1995 Form
                        S-4).

         10.5           Employment Agreement dated as of November 24, 1997, between
                        Protection One and John E. Mack, III (incorporated by
                        reference to Exhibit 10.6 to the November 1997 Form 8-K).*

         10.6           Consulting Agreement dated as of February 19, 1996, between
                        POI and Dr. Ben Enis (incorporated by reference to Exhibit
                        10.7 to the Quarterly Report on Form 10-Q filed by POI and
                        Monitoring for the quarter ended June 30, 1996).*

         10.7 1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit 10.23 to the Fiscal 1996 Form 10-K).*

         10.8 1997 Long-Term Incentive Plan of POI (incorporated by reference to Appendix F to POI's proxy statement dated
                        November 7, 1997).*

         10.9           Notes Registration Rights Agreement dated as of May 17,
                        1995, among POI, Monitoring, Morgan Stanley & Co.,
                        Incorporated and Montgomery Securities (incorporated by reference to Exhibit 4.2 to the 1995 Form S-4).

        10.10           Credit Facility Agreement between Westar Capital, Inc., as
                        Lender, and Monitoring, as borrower, dated as of April 1, 1998 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by POI and Monitoring on
                        May 15, 1998).

        10.11           Revolving Credit Agreement among Monitoring, borrower,
                        NationsBank, N.A., administrative agent, First Union
                        National Bank, syndication agent, Toronto Dominion (Texas),
                        Inc., documentation agent, and Lenders named therein, dated
                        December 21, 1998 (the "Revolving Credit Agreement")
                        (incorporated by reference to Exhibit 10.11 to the Fiscal
                        1998 Form 10-K).

        10.12           First Amendment to the Revolving Credit Agreement, dated as of February 26, 1999 (incorporated by reference to Exhibit
                        10.12 to the Fiscal 1998 Form 10-K).

        10.13           Agreement, dated as of February 29, 2000, by and among POI,
                        Monitoring, and Westar Capital, Inc. (incorporated by
                        reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).

        10.14           Second Amendment of Credit Agreement, effective as of
                        February 29, 2000, between Monitoring and Westar Capital,
                        Inc., as Administrative Agent and a Lender (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).

        10.15           Registration Rights Agreement, dated December 21, 1998,
                        among Monitoring, POI and various subsidiary guarantors and
                        Morgan Stanley & Co. Incorporated, Chase Securities Inc;
                        First Union Capital Markets, NationsBanc Montgomery
                        Securities LLC and TD Securities (USA), Inc. (the "Placement
                        Agents").

        10.16 Form of Change of Control Agreements with Annette M. Beck and Anthony Somma.+

EXHIBIT NO.                                 EXHIBIT DESCRIPTION
-----------             ------------------------------------------------------------
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

+  Filed herewith.

(b) During the last quarter of the fiscal year covered by this Report, POI and Monitoring filed six Reports on Form 8-K. A Current Report on Form 8-K dated October 1, 1999 reported the receipt of a 30-day waiver on Monitoring's Senior Credit Facility and a reduction in the amount of the facility to $250 million. A Current Report on Form 8-K dated October 7, 1999 reported Western Resources and POI were reviewing the capital structure and financial alternatives for POI. A Current Report on Form 8-K dated November 1, 1999 reported the extension until December 3, 1999 of the Senior Credit Facility bank waiver. A Current Report on Form 8-K dated November 16, 1999 reported the change in accounting principle relating to amortization of customer accounts and third quarter earnings. A Current Report on Form 8-K dated December 3, 1999 reported the extension until December 17, 1999 of the Senior Credit Facility bank waiver. A Current Report dated December 20, 1999 reported the assumption by Westar Capital of the lenders' obligations under Monitoring's Senior Credit Facility and the extension until January 15, 2000 of the Senior Credit Facility bank waiver.

                     PROTECTION ONE, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
PROTECTION ONE, INC. AND SUBSIDIARIES
  Report of Independent Public Accountants..................    F-2
  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................    F-3
  Consolidated Statements of Operations and Comprehensive
    Loss for the Years Ended December 31, 1999, 1998 and
    1997....................................................    F-4
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999, 1998 and 1997........................    F-5
  Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 1999, 1998, 1997 and 1996......    F-6
  Notes to Consolidated Financial Statements................    F-7
FINANCIAL SCHEDULES
  Protection One, Inc. and Subsidiaries--Schedule
    II--Valuation and Qualifying Accounts...................    S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Protection One, Inc.:

    We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protection One, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

    As explained in Note 2(f) to the financial statements, effective
September 1, 1999, the Company changed its method of amortization for customer accounts for its North America and Europe segments from the straight-line method to a declining balance (accelerated) method.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II--Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Kansas City, Missouri

March 10, 2000

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                 1999         1998
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $    7,658   $   10,025
  Restricted cash...........................................      11,175       11,987
  Marketable securities.....................................       6,664       17,770
  Receivables, net..........................................      71,716       61,262
  Inventories...............................................      12,908        7,895
  Prepaid expenses..........................................       3,471        3,867
  Related party tax receivable..............................      31,056        5,886
  Deferred tax assets, current..............................      28,400       49,543
  Other.....................................................      13,332       19,605
                                                              ----------   ----------
  Total current assets......................................     186,380      187,840
Property and equipment, net.................................      60,912       46,959
Customer accounts, net......................................   1,139,066    1,031,956
Goodwill, net...............................................   1,101,788    1,175,153
Deferred tax assets.........................................      30,771       38,326
Other.......................................................      39,318       30,202
                                                              ----------   ----------
Total Assets................................................  $2,558,235   $2,510,436
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   35,498   $   84,616
  Accounts payable..........................................      23,205       16,374
  Accrued liabilities.......................................      74,248       77,412
  Purchase holdbacks........................................      20,213       42,303
  Deferred revenue..........................................      61,149       57,703
                                                              ----------   ----------
  Total current liabilities.................................     214,313      278,408
Long-term debt, net of current portion......................   1,077,152      884,554
Other liabilities...........................................       4,173        3,238
                                                              ----------   ----------
Total Liabilities...........................................   1,295,638    1,166,200
Commitments and contingencies (see Note 16)
Stockholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares
  authorized................................................          --           --
Common Stock, $.01 par value, 150,000,000 shares authorized,
  126,945,337 shares and 126,838,741 shares issued and
  outstanding at December 31, 1999 and 1998, respectively...       1,269        1,268
Additional paid-in capital..................................   1,392,750    1,392,256
Unrealized loss on marketable securities, net of tax........        (995)      (1,848)
Unrealized loss on currency translation, net of tax.........        (810)        (728)
Retained losses.............................................    (129,617)     (46,712)
                                                              ----------   ----------
  Total stockholders' equity................................   1,262,597    1,344,236
                                                              ----------   ----------
Total Liabilities and Stockholders' Equity..................  $2,558,235   $2,510,436
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Monitoring and related services...........................  $515,065   $375,840   $126,630
  Installation and rental...................................    90,111     45,255     18,143
                                                              --------   --------   --------
  Total revenues............................................   605,176    421,095    144,773
Cost of revenues:
  Monitoring and related services...........................   137,551    103,521     32,656
  Installation and rental...................................    46,455     25,562      3,013
                                                              --------   --------   --------
  Total cost of revenues....................................   184,006    129,083     35,669
                                                              --------   --------   --------
  Gross profit..............................................   421,170    292,012    109,104
                                                              --------   --------   --------
Operating Expenses:
  Selling, general and administrative expenses..............   185,989    114,506     80,755
  Acquisition expense.......................................    27,451     20,298      2,108
  Amortization of intangibles and depreciation expense......   237,243    119,211     39,822
  Other charges:
  Impairment of customer accounts...........................        --         --     12,750
  Merger related costs......................................        --         --     11,542
  Severance and relocation costs............................     5,809      3,400         --
                                                              --------   --------   --------
Total operating expenses....................................   456,492    257,415    146,977
                                                              --------   --------   --------
  Operating income (loss)...................................   (35,322)    34,597    (37,873)
Interest expense:
  Interest expense, net.....................................    87,037     33,869     33,483
  Related party interest expense, net.......................        --     22,121         --
Other (income) expense:
  Non-recurring gain on contract repurchase.................        --    (16,348)        --
  Gain on sale of Mobile Services Group.....................   (17,249)        --         --
  Other.....................................................     4,380     (4,222)        --
                                                              --------   --------   --------
Loss before income taxes and extraordinary gain.............  (109,490)      (823)   (71,356)
Income tax (expense) benefit................................    28,276     (4,114)    28,628
                                                              --------   --------   --------
Loss before extraordinary gain..............................   (81,214)    (4,937)   (42,728)
Extraordinary gain (loss), net of tax effect of $911 and
  $2,730....................................................    (1,691)     1,591         --
                                                              --------   --------   --------
  Net loss..................................................  $(82,905)  $ (3,346)  $(42,728)
                                                              ========   ========   ========
Other comprehensive loss:
  Unrealized loss on marketable securities, net of tax
    effect of $664 and $1,107...............................  $   (995)  $ (1,848)  $     --
  Unrealized loss on currency translation, net of tax effect
    of $540 and $485........................................      (810)      (728)        --
                                                              --------   --------   --------
Comprehensive loss..........................................  $(84,710)  $ (5,922)  $(42,728)
                                                              ========   ========   ========
Net loss per common share (basic and diluted):
  Loss before extraordinary gain per common share...........  $   (.64)  $   (.05)  $   (.60)
  Extraordinary gain (loss) per common share................      (.01)       .02         --
                                                              --------   --------   --------
  Net loss per common share.................................  $   (.65)  $   (.03)  $   (.60)
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows from operating activities:
Net loss....................................................  $ (82,905)  $  (3,346)  $ (42,728)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Extraordinary loss (gain).................................      1,691      (1,591)         --
  Gain on sale of Mobile Services Group.....................    (17,249)         --          --
  Gain on exchange transaction..............................         --      (3,000)         --
  Gain on contract repurchase...............................         --     (16,348)         --
  Amortization of intangibles and depreciation..............    237,243     119,211      39,822
  Accretion of debt premium.................................     (6,799)      3,034       1,026
  Net deferred taxes........................................    (31,072)     12,531      (3,888)
  Provision for doubtful accounts...........................     25,534      10,567       3,657
  Loss (gain) on sale of marketable securities..............      7,666        (185)         --
  Other.....................................................    (26,383)     (3,561)     36,592
Changes in assets and liabilities, net of effects of
acquisitions:
  Receivables...............................................    (28,473)    (19,040)     (2,467)
  Inventories...............................................     (3,246)     (3,810)        940
  Prepaid expenses..........................................        586      (3,821)        294
  Other current assets......................................       (604)    (13,615)    (28,988)
  Accounts payable..........................................      6,877      (2,710)        492
  Accrued liabilities.......................................      4,923      13,071     (10,350)
  Deferred revenue..........................................      3,479      (2,237)        670
                                                              ---------   ---------   ---------
  Net cash provided by (used in) operating activities.......     91,268      85,150      (4,928)
Cash flows from investing activities:
  Purchase of property and equipment, net...................    (32,644)    (32,711)     (3,826)
  Purchase of installed security systems....................   (241,000)   (277,667)    (29,043)
  Sale (purchase) of equity securities......................      9,739     (20,149)         --
  Distribution to equityholders in acquisition
    transaction.............................................         --          --    (106,321)
  Proceeds from sale of Mobile Services Group, net of cash
    paid....................................................     19,087          --          --
  Acquisition of alarm companies, net of cash received......    (27,407)   (549,196)    (17,494)
  Other investments.........................................         --     (14,224)         --
                                                              ---------   ---------   ---------
  Net cash used in investing activities.....................   (272,225)   (893,947)   (156,684)
Cash flows from financing activities:
  Proceeds from equity offering.............................         --     406,264          --
  Payments on long-term debt................................    (39,008)   (512,190)    (63,749)
  Proceeds from long-term debt issuances....................    213,310     642,417          --
  Issuance costs and other..................................      3,372      (5,922)         --
  Proceeds from related party debt..........................         --     213,910     300,749
                                                              ---------   ---------   ---------
  Net cash provided by financing activities.................    177,674     744,479     237,000
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
equivalents.................................................        916      (1,213)         --
                                                              ---------   ---------   ---------
  Net (decrease) increase in cash and cash equivalents......     (2,367)    (65,531)     75,388
Cash and cash equivalents:
  Beginning of period.......................................     10,025      75,556         168
                                                              ---------   ---------   ---------
  End of period.............................................  $   7,658   $  10,025   $  75,556
                                                              =========   =========   =========
Cash paid for interest......................................  $  68,420   $  18,422   $  10,202
                                                              =========   =========   =========
Cash paid for taxes.........................................  $     783   $     311   $      --
                                                              =========   =========   =========
  Non-cash financing:
Contribution of net assets from Parent......................  $      --   $      --   $ 109,219
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                     ACCUMULATED
                                       COMMON STOCK                       ADDITIONAL                    OTHER           TOTAL
                                  -----------------------   CONTRIBUTED     PAID-IN     RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                     SHARES       AMOUNT      CAPITAL       CAPITAL      LOSSES         LOSS           EQUITY
                                  ------------   --------   -----------   -----------   ---------   -------------   -------------
COMMON STOCK
DECEMBER 31, 1996...............  $         --   $    --     $ 411,068    $        --   $    (638)     $    --       $  410,430
Net investment and advances from
  Western Resources.............            --        --        43,827             --          --           --           43,827
Recapitalization................    68,673,402       687      (454,895)       454,208          --           --               --
Shares issuedYreverse purchase
  acquisition...................    14,689,230       147            --        528,874          --           --          529,021
Exercise of options.............           306        --            --             --          --           --               --
Net loss........................            --        --            --             --     (42,728)          --          (42,728)
                                  ------------   -------     ---------    -----------   ---------      -------       ----------
DECEMBER 31, 1997...............    83,362,938       834            --        983,082     (43,366)          --          940,550
Equity offerings, net of cost...    42,764,644       427            --        401,397          --           --          401,824
Shares issued--acquisitions.....       539,584         5            --          6,716          --           --            6,721
Shares issuedYESPP..............        61,980         1            --            532          --           --              533
Exercise of options and
  warrants......................       109,595         1            --            529          --           --              530
Unrealized loss--marketable
  securities....................            --        --            --             --          --       (1,848)          (1,848)
Unrealized loss--currency
  translation...................            --        --            --             --          --         (728)            (728)
Net loss........................            --        --            --             --      (3,346)          --           (3,346)
                                  ------------   -------     ---------    -----------   ---------      -------       ----------
DECEMBER 31, 1998...............   126,838,741   $ 1,268            --    $ 1,392,256   $ (46,712)     $(2,576)      $1,344,236
Shares issued--acquisitions.....         3,613        --            --             39          --           --               39
Shares issued--ESPP.............       102,983         1            --            455          --           --              456
Unrealized loss--marketable
  securities....................            --        --            --             --          --          853              853
Unrealized loss--currency
  translation...................            --        --            --             --          --          (82)             (82)
Net loss........................            --        --            --             --     (82,905)          --          (82,905)
                                  ------------   -------     ---------    -----------   ---------      -------       ----------
DECEMBER 31, 1999...............   126,945,337   $ 1,269     $      --    $ 1,392,750   $(129,617)     $(1,805)      $1,262,597
                                  ============   =======     =========    ===========   =========      =======       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

1. THE COMPANY:

    Protection One, Inc. ("Protection One", a Delaware corporation; the "Company") is a publicly traded security alarm monitoring company. Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business customers in North America, and until February 29, 2000, the United Kingdom and Continental Europe. Westar Capital, Inc. ("Westar Capital"), a wholly-owned subsidiary of Western Resources, Inc. ("Western Resources"), owns approximately 85% of the Company's common stock.

    Prior to November 24, 1997, Protection One was a stand-alone security business. On November 24, 1997, Protection One acquired Western Resources security business ("WRSB") and Centennial Security Holdings, Inc. ("Centennial"), which was accounted for as a reverse purchase acquisition. Accordingly, the results of operations of Protection One and Centennial are not included in the consolidated financial statements prior to November 24, 1997.

    The Company prepares its financial statements in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements include the accounts of Protection One's wholly owned subsidiaries. The Company's principal subsidiaries include Protection One Alarm Monitoring, Inc. ("Monitoring"), Network Multifamily Security Corporation ("Multifamily"), and Compagnie Europeenne de Telesecurite ("CET"). All significant intercompany balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) REVENUE RECOGNITION

    Revenues are recognized when monitoring, extended service protection, patrol, repair and other services are provided. Deferred revenues result from customers who are billed for monitoring, extended service protection and patrol and alarm response services in advance of the period in which such services are provided, on a monthly, quarterly or annual basis.

(B) INVENTORIES

    Inventories, comprised of alarm systems and parts, are stated at the lower of average cost or market.

(C) PROPERTY AND EQUIPMENT

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

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Estimated useful lives of property and equipment are as follows:

Furniture, fixtures and equipment...........................            5--10 years
Data processing and telecommunication.......................         8 mos--5 years
Leasehold improvements......................................            5--10 years
Vehicles....................................................                5 years
Buildings...................................................               40 years

(D) INCOME TAXES

    The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are periodically reviewed for recoverability.

    The Company has a tax sharing agreement with Western Resources. This pro rata tax sharing agreement enables the Company to be reimbursed for tax benefits utilized by Western Resources. The Company has recorded an income tax receivable for amounts due from Western Resources pursuant to this agreement. If the Company did not file its taxes on a consolidated basis with Western Resources, the Company's deferred tax assets may not be realizable and the Company may not be in a position to record a tax benefit for losses incurred.

(E) COMPREHENSIVE LOSS

    During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". Comprehensive loss comprises net loss plus the unrealized gains and losses associated with foreign currency translations and available-for-sale investment securities.

(F) CUSTOMER ACCOUNTS

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

    The choice of a ten-year life was based on management's estimates and judgments about the amounts and timing of expected future revenues from these assets, the rate of attrition of such revenue over customer life, and average customer account life. Ten years was used because, in management's opinion, it

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) would adequately match amortization cost with anticipated revenue from those assets even though many accounts were expected to produce revenue over periods substantially longer than ten years. Effectively, it expensed the asset ratably over an "expected average customer life" that was shorter than the expected life of the revenue stream, thus implicitly giving recognition to projected revenues for a period beyond ten years.

    The Company conducted a comprehensive review of its amortization policy during the third quarter of 1999. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and the Company's historical attrition experience. After completing the review, management identified three distinct pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to the Company's North America, Multifamily and Europe business segments. For the North America and Europe pools, the analyzed data indicated to management that the Company can expect attrition to be greatest in years one through five of asset life and that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Management has elected to change to that method. No change was made in the method used for the Multifamily pool.

    The Company's amortization rates for the North America and Europe customer pools consider the average estimated remaining life and historical and projected attrition rates. The average estimated remaining life for each customer pool is as follows:

                                AVERAGE ESTIMATED
POOL                          REMAINING LIFE (YEARS)              METHOD
----                          ----------------------   ----------------------------
North America...............           8-10            Ten-year 130% declining
                                                       balance
Europe......................             10            Ten-year 125% declining
                                                       balance
Multifamily.................             12            Ten-year straight-line

    Adoption of the declining balance method effectively shortens the estimated expected average customer life for these two customer pools, and does so in a way that does not make it possible to distinguish the effect of a change in method (straight-line to declining balance) from the change in estimated lives. In such cases, generally accepted accounting principles require that the effect of such a change be recognized in operations in the period of the change, rather than as a cumulative effect of a change in accounting principle. We changed to the declining balance method in the third quarter of 1999. Accordingly, the effect of the change in accounting principle increased amortization expense reported in the third quarter of 1999 by $47,000. Accumulated amortization recorded on the balance sheet would have been approximately $41,000 higher through the end of the second quarter of 1999 if the Company had historically used the declining balance method.

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", long-lived assets held and used by Protection One are evaluated for recoverability on a periodic basis or as circumstances warrant. An impairment would be recognized when the undiscounted expected future operating cash flows derived from customer accounts is less than the carrying value of capitalized customer accounts and goodwill.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Due to the high level of customer attrition experienced in 1999 and the decline in market value of the Company's publicly traded equity and debt securities, management performed an impairment test on its customer account asset in the fourth quarter and concluded that no impairment has occurred. The Company also reevaluated its amortization estimates and concluded no change was needed.

(G) GOODWILL

    The excess of the cost over the fair value of net assets of businesses acquired is recorded as goodwill. The Company has historically amortized goodwill on a straight-line basis over 40 years. The carrying value of goodwill was included in the Company's evaluation of recoverability of customer accounts. No reduction in the carrying value was necessary at December 31, 1999.

    In conjunction with the impairment test for customer accounts, the Company re-evaluated the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful life of goodwill. The Company concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, will be amortized over its remaining useful life based on a 20-year life. The resulting increase in annual goodwill amortization on the Company's existing account base will be approximately $24,000 for North America and $6,000 for Multifamily. The additional goodwill recorded for Europe prior to its sale on February 29, 2000, was approximately $1,000.

    Amortization expense was $29,960, $24,032 and $6,543 for the years ended December 31, 1999, 1998, 1997 respectively. Accumulated amortization was $62,687 and $31,095 at December 31, 1999 and 1998 respectively.

(H) CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

(I) RESTRICTED CASH

    Restricted cash primarily consists of cash held in escrow pursuant to one of the Company's 1998 acquisitions.

(J) RECEIVABLES

    Gross receivables, which consist primarily of trade accounts receivable, of $102,405 at December 31, 1999 and $78,255 at December 31, 1998, have been reduced by allowances for doubtful accounts of $30,689 and $16,993, respectively.

(K) MARKETABLE SECURITIES

    Management classifies its marketable securities as "Available-for-Sale" in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, any unrealized

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) gains and losses are reported as a component of Other Comprehensive Income
(Loss) in accordance with SFAS No. 130 "Reporting Comprehensive Income". Gains or losses on securities sold are calculated based on the specific identification method.

(L) ADVERTISING COSTS

    Printed materials are generally expensed as incurred. Broadcast advertising costs are generally expensed upon the first broadcast of the respective advertisement. Total advertising expense was $3,005, $3,659, and $9,906 during the years ended December 31, 1999, 1998, and 1997, respectively.

(M) CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial, dispersed across a wide geographic base. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for potential credit losses. The Company has customers located throughout the United States and Canada. The Company does not believe a significant risk of loss from a concentration of credit risk exists.

(N) ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133 and No. 137 "Accounting for Derivative Instruments and Hedging Activities" establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in the derivative's fair value will be required to be recognized currently in earnings unless specific hedge accounting criteria are met. In addition, the Statements will require the Company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not traditionally been required to utilize derivative instruments in managing its business. Therefore, management has not yet determined what, if any, the impact these pronouncements will have upon adoption. These Statements are effective for all fiscal years, beginning after June 15, 2000. The Company expects to adopt these statements on January 1, 2001.

(O) LOSS PER SHARE

    Loss per share is presented in accordance with SFAS No. 128 "Earnings Per Share". Weighted average shares outstanding were as follows:

                                                                      DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         -----------   -----------   ----------
Weighted average shares outstanding....................  126,889,802   107,998,917   70,202,716

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
(P) PRIOR YEAR RECLASSIFICATIONS

    Certain reclassifications have been made to prior year information to conform with current year presentation.

3. ACQUISITION TRANSACTIONS:

    The Company acquired a significant number of security companies in 1998 and 1997. The largest acquisitions included Protection One in November 1997, Multifamily in January 1998, Multimedia Security Services, Inc. in March 1998, and CET in September 1998. All companies acquired have been accounted for using the purchase method. The principal assets acquired in the acquisitions are customer accounts. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. The resulted operations have been included in the consolidated results of operations of the Company from the date of the acquisition.

    The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997, assume all material business combinations occurred at January 1, 1997.

                                                              YEARS ENDED
                                                              DECEMBER 31
                                                          -------------------
                                                          1998(A)    1997(A)
                                                          --------   --------
Revenues................................................  $562,130   $449,957
Loss before extraordinary items.........................   (23,243)   (20,420)
Net loss................................................   (23,139)   (20,420)
Per common share, basic and diluted
  Loss before extraordinary items.......................      (.22)      (.29)
  Net loss..............................................      (.21)      (.29)

------------------------

(A) Excludes other charges of $3,400 in 1998 and $24,292 in 1997 and nonrecurring gains of $20,570 in 1998.

    The pro forma financial information is not necessarily indicative of the results of operations had the entities been combined for the entire period nor do they purport to be indicative of results which will be obtained in the future.

    During 1999, the Company completed four acquisitions, all in the United Kingdom, for a combined purchase price of approximately $32,000. The Company's purchase price allocations for the 1999 acquisitions are preliminary and may be adjusted as additional information is obtained.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

4. EQUITY SECURITIES:

MARKETABLE SECURITIES

    At December 31, 1999 and 1998, respectively, the Company has equity security investments classified as available-for-sale. The cost, unrealized holding gains and losses, and fair value of the available-for-sale securities were as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Cost......................................................  $ 8,292    $20,725
Unrealized loss...........................................   (1,628)    (2,955)
                                                            -------    -------
Aggregate fair value......................................  $ 6,664    $17,770
                                                            -------    -------
Proceeds..................................................  $ 4,737    $ 2,584
                                                            -------    -------
Realized gain (loss)......................................  $(7,666)   $   185
                                                            =======    =======

OTHER INVESTMENTS

    The Company owns preferred stock in a security monitoring company. The total amount invested approximates $26,517 and $26,397 at December 31, 1999 and 1998, respectively. The Company accounts for this investment using the cost method.

5. PROPERTY AND EQUIPMENT:

    Property and equipment are summarized as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Furniture, fixtures and equipment.........................  $16,401    $18,679
Data processing and telecommunication.....................   60,548     36,057
Leasehold improvements....................................    2,219      1,826
Vehicles..................................................    7,019      3,720
Buildings and other.......................................    3,732        777
                                                            -------    -------
                                                             89,919     61,059
Less accumulated depreciation.............................  (29,007)   (14,100)
                                                            -------    -------
Property and equipment, net...............................  $60,912    $46,959
                                                            =======    =======

    Depreciation expense was $19,187, $7,221, and $1,938 for the years ended December 31, 1999, December 31, 1998 and December 31, 1997 respectively.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

6. CUSTOMER ACCOUNTS:

    The following is a rollforward of the investment in customer accounts (at cost) for the following years:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Beginning customer accounts, net.....................  $1,031,956   $  530,312
Acquisition of customer accounts.....................     333,195      601,063
Amortization of customer accounts....................    (189,214)     (89,893)
Non-cash charges against purchase holdbacks..........     (36,871)      (9,526)
                                                       ----------   ----------
Ending customer accounts, net........................  $1,139,066   $1,031,956
                                                       ==========   ==========

    Accumulated amortization of the investment in customer accounts at December 31, 1999 and 1998 was $307,600 and $118,400, respectively.

    In conjunction with certain purchases of customer accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying losses of the acquired customer accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. The estimated expected amount to be paid at the end of the holdback period is capitalized and an equivalent current liability established at the time of purchase.

    The following is a rollforward of purchase holdbacks for the following years:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
PURCHASE HOLDBACKS:
Balance, beginning of year................................  $42,303    $11,444
Additions.................................................   26,499     72,673
Non-cash charges against customer accounts................  (36,871)    (9,526)
Cash payments to sellers..................................  (11,718)   (32,288)
                                                            -------    -------
Balance, end of year......................................  $20,213    $42,303
                                                            =======    =======

    Purchase holdback periods are negotiated between Protection One and sellers or dealers, but typically range from zero to 12 months. At the end of the period prescribed by the purchase holdback, Protection One verifies customer losses experienced during the period and calculates a final payment to the seller or dealer. The purchase holdback is extinguished at the time of final payment and a corresponding adjustment is made in the customer intangible to the extent the final payment varies from the estimated liability established at the time of purchase.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

7. LONG-TERM DEBT:

    Long-term debt and the fixed or weighted average interest rates are as follows:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
Senior Credit Facility with Westar Capital, maturing January
  2001, variable rate 7.9% (a)..............................  $  225,000   $     --
Senior Credit Facility, maturing December 2001, variable
  rate 6.8% (a).............................................          --     42,417
Senior Subordinated Notes, maturing January 2009, fixed rate
  8.125%....................................................     350,000    350,000
Senior Unsecured Notes, maturing August 2005, fixed
  7.375%....................................................     250,000    250,000
Senior Subordinated Discount Notes, maturing June 2005,
  effective rate of 6.4%....................................     118,791    125,590
Convertible Senior Subordinated Notes, maturing September
  2003, fixed 6.75%.........................................     103,500    103,500
CET Recourse Financing Agreements, average effective rate
  18% and 15%, in 1999 and 1998, respectively...............      60,838     93,541
Other, including capital leases.............................       4,521      4,122
                                                              ----------   --------
                                                               1,112,650    969,170
Less current portion........................................     (35,498)   (84,616)
                                                              ----------   --------
Total long-term debt........................................  $1,077,152   $884,554
                                                              ==========   ========

------------------------

(a) Represents weighted average of borrowings under facility at year end.

SENIOR CREDIT FACILITY WITH WESTAR CAPITAL

    In December 1999, the Company obtained a Senior Credit Facility with Westar Capital. The facility originally provided for revolving borrowings of up to $250,000 and was to expire in December 2001. This facility has been subsequently amended to (1) reduce the facility to $115,000, (2) revise certain financial covenants, and (3) change the maturity date to January 2, 2001. The interest rate on this facility will be variable. At February 29, 2000, the average rate on borrowings from this facility was 8.2%.

SENIOR CREDIT FACILITY

    During 1999, Westar Capital acquired the Senior Credit Facility from Protection One's lenders. Accordingly, the Company recognized an extraordinary loss of $1,691, net of tax on this transaction.

SENIOR SUBORDINATED NOTES

    In 1998, the Company issued $350,000 of unsecured Senior Subordinated Notes. The notes are redeemable at the Company's option, in whole or in part, at a predefined price.

    The Company did not complete a required exchange offer during 1999. As a result, the interest rate on this facility increased to 8 5/8% in June, 1999. If the exchange offer is completed, the interest rate will revert back to 8 1/8%. Interest on this facility is payable semi-annually on January 15 and July 15.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

7. LONG-TERM DEBT: (CONTINUED)
SENIOR UNSECURED NOTES

    In 1998, the Company issued $250,000 of Senior Unsecured Notes. Interest is payable semi-annually on February 15 and August 15. The notes are redeemable at the Company's option, in whole or in part, at a predefined price.

SENIOR SUBORDINATED DISCOUNT NOTES

    In 1995, the Company issued $166,000 of unsecured Senior Subordinated Discount Notes with a fixed interest rate of 13 5/8%. Interest payments began in 1999 and are payable semi-annually on June 30 and December 31. In connection with the acquisition of Protection One in 1997, these notes were restated to fair value reflecting a current market yield of approximately 6.4%. This resulted in bond premium being recorded to reflect the increase in value of the notes as a result of the decline in interest rates since the note issuance. The revaluation had no impact on the expected cash flow to existing noteholders.

    In 1998, the Company redeemed notes with a book value of $69,370 and recorded an extraordinary gain on the extinguishment of $1,591, net of tax. The remaining notes are redeemable at the Company's option, in whole or in part, at anytime on or after June 30, 2000, at a predefined price.

CONVERTIBLE SENIOR SUBORDINATED NOTES

    In 1996, the Company issued $103,500 of Convertible Senior Subordinated Notes. Interest is payable semi-annually on March 15 and September 15. The notes are convertible at any time at a conversion price of $11.19 per share. The notes are redeemable, at the Company's option, at a specified redemption price, beginning September 19, 1999.

CET RECOURSE FINANCING AGREEMENTS

    The Company's subsidiary CET has recognized as a financing transaction cash received through the sale of security equipment and future cash flows to be received under security equipment operating lease agreements with customers to a third-party financing company. A liability has been recorded for the proceeds of these sales as the finance company has recourse to CET in the event of nonpayment by customers of their equipment rental obligations. The average implicit interest rate in the financing is 18% at December 31, 1999. Accordingly, the liability is reduced, rental revenue is recognized, and interest expense is being recorded as these recourse obligations are reduced through the cash receipts paid to the financing company over the term of the related equipment rental agreements which average four years. The liability is increased as new security monitoring equipment and equipment rental agreements are sold to the finance company that have recourse provisions.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

7. LONG-TERM DEBT: (CONTINUED)
DEBT MATURITIES

    Debt maturities over the next five years are as follows:

2000........................................................  $   35,498
2001........................................................     247,676
2002........................................................       5,574
2003........................................................     105,111
2004........................................................          --
2005 and thereafter.........................................     718,791
                                                              ----------
Total.......................................................  $1,112,650
                                                              ==========

EXTINGUISHMENT OF DEBT IN 2000

    Subsequent to year end and in connection with the sale of its European operations and certain other assets, the Company acquired its bonds held by Westar Capital with a book value of $134,552. The acquisition of these bonds will be accounted for as an extinguishment of debt in the first quarter of 2000. See Note 19 for additional information.

FINANCIAL AND OPERATING COVENANTS

    All of these debt instruments contain restrictions based on "EBITDA". The definition of EBITDA varies among the various indentures and the Senior Credit Facility. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense. However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

    The Company's credit facilities contain financial and operating covenants which may restrict the Company's ability to incur additional debt, pay dividends, make loans or advances and sell assets. The financial covenants as of December 31, 1999 unless noted otherwise, are summarized as follows:

DEBT INSTRUMENT                                             FINANCIAL COVENANT
---------------                                ---------------------------------------------
Senior Credit Facility (as amended on          Total consolidated debt/annualized most
  February 29, 2000).........................  recent quarter EBITDA-less than 5.75 to 1.0
                                               Consolidated annualized most recent quarter
                                               EBITDA/latest four fiscal quarters interest
                                               expense-greater than 2.10 to 1.0
Senior Subordinated Notes....................  Current fiscal quarter EBITDA/current fiscal quarter interest expense-greater than 2.25 to
                                               1.0
Senior Subordinated Discount Notes...........  Total debt/annualized fourth quarter EBITDA less than 6.0 to 1.0 Senior debt/annualized
                                               fourth quarter EBITDA-less than 4.0 to 1.0

    From September 30, 1999 through February 29, 2000, we received waivers from compliance with the then-applicable leverage and interest coverage ratio covenants under the Senior Credit Facility. We are

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

7. LONG-TERM DEBT: (CONTINUED)
currently in compliance with the financial covenants under the Senior Credit Facility and the indentures relating to our public debt. See Note 19 for additional information.

    The indentures governing the Company's debt securities require that the Company offer to repurchase the securities in certain circumstances following a change of control.

8. RELATED PARTY TRANSACTIONS

    The Company entered into a three year marketing agreement with Paradigm Direct LLC ("Paradigm") during 1999. Westar Capital has a 40% ownership interest in Paradigm. Under the arrangement, the Company will purchase a targeted number of accounts from Paradigm during each year of the agreement following an initial pilot program. During 1999, the Company expensed $1,000 paid to Paradigm in the third quarter in connection with start up costs relative to this program and has prepaid approximately $1,000 for anticipated account purchases.

    The Company also entered into a service agreement with Western Resources during the third quarter of 1999. Pursuant to this agreement, Western Resources provides administrative services including accounting, human resources, legal, facilities and technology. Since entering into the agreement, the Company incurred charges of approximately $2,000, which were based upon various hourly charges, negotiated fees and out of pocket expenses.

    Debt repayments of $512,190 in 1998 were primarily paid to Westar Capital after obtaining proceeds from the issuance of the Senior Subordinated Notes.

    See Note 12 Income Taxes for information with respect to the tax sharing agreement with Western Resources and Note 19 Subsequent Events for information with respect to the sale to Westar Capital of our European operations.

9. SALE OF MOBILE SERVICES GROUP

    During the third quarter of 1999, the Company sold the assets which comprised its Mobile Services Group. Cash proceeds of this sale approximated $20,000 and the Company recorded a pre-tax gain of approximately $17,000.

10. OTHER CHARGES:

    In December 1997, Protection One incurred charges of $12,750 to write down the value of the customer account base due to excessive losses associated with a specific acquisition and $11,542 to reflect the closing of business activities of WRSB that were no longer of continuing value to the combined operations.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

11. STOCK WARRANTS AND OPTIONS:

    The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for stock issued to Employees." Under ABP No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

    A summary of warrant and option activity for Protection One from November 1997 through December 31, 1999 is as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                               WARRANTS     EXERCISE
                                                              AND OPTIONS    PRICE
                                                              -----------   --------
Outstanding and exercisable at November 24, 1997 (1)........   2,366,741    $ 5.805
Granted.....................................................          --         --
Exercised...................................................        (306)     0.050
Surrendered.................................................          --         --
                                                              ----------    -------
Outstanding and exercisable at December 31, 1997............   2,366,435    $ 5.805
Granted.....................................................   1,246,500     11.033
Exercised...................................................    (109,595)     5.564
Surrendered.................................................    (117,438)    10.770
Adjustment to May 1995 warrants.............................      36,837         --
                                                              ----------    -------
Outstanding at December 31, 1998............................   3,422,739    $ 7.494
                                                              ==========    =======
Exercisable at December 31, 1998............................   2,263,239    $ 5.681
                                                              ==========    =======
Outstanding and exercisable at December 31, 1998............   3,422,739    $ 7.494
Granted.....................................................   1,092,908      7.905
Exercised...................................................           0         --
Surrendered.................................................    (956,511)    10.124
                                                              ----------    -------
Outstanding at December 31, 1999............................   3,559,136    $12.252
                                                              ==========    =======
Exercisable at December 31, 1999............................   2,313,309    $ 6.358
                                                              ==========    =======

------------------------

(1) As WRSB had no outstanding stock at or prior to November 24, 1997 there were no related options.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

11. STOCK WARRANTS AND OPTIONS: (CONTINUED)
    The table below summarizes stock options and warrants outstanding as of December 31, 1999:

                                                                               WEIGHTED-
                                                                 NUMBER OF      AVERAGE      WEIGHTED
                                                                 SHARES OF     REMAINING     AVERAGE
                                                  RANGE OF        COMMON      CONTRACTUAL    EXERCISE
DESCRIPTION                                    EXERCISE PRICE      STOCK     LIFE IN YEARS    PRICE
-----------                                    ---------------   ---------   -------------   --------
EXERCISABLE
Fiscal 1995..................................  $6.375-$9.125        64,800      5 years      $ 6.491
Fiscal 1996..................................    8.00-10.313       178,400      6 years        8.031
Fiscal 1996..................................    13.750-15.5        69,000      6 years       14.924
Fiscal 1997..................................       9.500          136,000      7 years        9.500
Fiscal 1997..................................      15.000           25,000      7 years       15.000
Fiscal 1997..................................      14.268           50,000      2 years       14.268
Fiscal 1998..................................      11.000          367,499      8 years       11.000
Fiscal 1998..................................      8.5625           16,331      8 years       8.5625
Fiscal 1999..................................      8.9275           87,600      9 years       8.9275
KOP Warrants.................................       3.633          103,697      1 years        3.633
1993 Warrants................................       0.167          428,400      4 years        0.167
1995 Note Warrants...........................       3.890          786,277      5 years        3.890
Other........................................       0.050              305      7 years        0.050
                                                                 ---------
                                                                 2,313,309

NOT EXERCISABLE
1998 options.................................  $   11.000          333,001      8 years      $11.000
1998 options.................................      8.5625           32,660      8 years       8.5625
1999 options.................................      8.9275          686,500      9 years       8.9275
1999 options.................................    3.875-6.125       193,666      9 years        5.855
                                                                 ---------
                                                                 1,245,827
                                                                 ---------
OUTSTANDING..................................                    3,559,136
                                                                 =========

    On July 9, 1997, Protection One granted an option to purchase an aggregate of 50,000 shares of common stock in connection with an acquisition. The option has a term of four years. The purchase price of the shares issuable pursuant to the option is greater than the fair market value of the common stock at the date of the option grant.

1994 STOCK OPTION PLAN

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

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

11. STOCK WARRANTS AND OPTIONS: (CONTINUED)
    A summary of options issued under the Plan by fiscal year are as follows:

                                                     SHARES GRANTED   TOTAL SHARES
                                                      TO OFFICERS       GRANTED
                                                     --------------   ------------
1995...............................................      132,000        266,000
1996...............................................      400,000        638,800
1997...............................................      100,000        375,444

    The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of common stock at the date of option grant. The vesting period was accelerated on November 24, 1997 and all remaining options are currently exercisable.

1997 LONG-TERM INCENTIVE PLAN

    The 1997 Long-Term Incentive Plan (the "LTIP"), approved by the Protection One stockholders on November 24, 1997, provides for the award of incentive stock options to directors, officers and key employees. Under the LTIP, 4,200,000 shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One. The LTIP provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

    A summary of options issued under the LTIP by fiscal year are as follows:

                                                     SHARES GRANTED   TOTAL SHARES
                                                      TO OFFICERS       GRANTED
                                                     --------------   ------------
1998...............................................      690,000       1,246,500
1999...............................................      399,700       1,092,908

    Each option has a term of 10 years and vests ratably over 3 years. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the common stock at the date of the option grant.

    The weighted average fair value of options granted during 1999 and 1998 and estimated on the date of grant were $6.87 and $5.41, respectively. The fair value was calculated for the respective year using the following assumptions:

                                                          YEAR ENDED DECEMBER 31,
                                                         -------------------------
                                                           1999             1998
                                                         --------         --------
Dividend yield.........................................     0.00%            0.00%
Expected stock price volatility........................    64.06%           61.72%
Risk free interest rate................................     6.76%            5.50%
Expected option life...................................  6 years          6 years

    No compensation cost has been recognized for issuance under the plans in 1999 and 1998. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

11. STOCK WARRANTS AND OPTIONS: (CONTINUED)
SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and income per share would have been as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                          1999             1998
                                                        --------         --------
Net loss:
  As reported.........................................  $(82,905)        $(3,346)
  Pro forma...........................................   (85,837)         (4,816)

Net loss per common share (basic and diluted):
  As reported.........................................  $   (.65)        $  (.03)
  Pro forma...........................................      (.68)           (.04)

    As there were no options granted by the Company during 1997, there is no related compensation expense.

12. INCOME TAXES:

    Components of income tax (expense) benefit are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                         -------------------------
                                                           1999             1998
                                                         --------         --------
Federal--
  Current..............................................  $10,769          $ 6,798
  Deferred.............................................   20,226           (9,481)
State--
  Current..............................................       --            1,541
  Deferred.............................................     (374)          (3,050)
Foreign tax expense, current...........................   (1,434)          (2,652)
                                                         -------          -------
                                                          29,187           (6,844)
Tax on extraordinary item..............................     (911)           2,730
                                                         -------          -------
  Total................................................  $28,276          $(4,114)
                                                         =======          =======

    The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1999             1998
                                                       --------         --------
Federal statutory tax rate...........................       35 %             35 %
State income taxes, net of Federal benefit...........        -                5 %
Non-deductible goodwill..............................       (9)%           (540)%
                                                       -------          -------
                                                            26 %           (500)%
                                                       =======          =======

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

12. INCOME TAXES: (CONTINUED)
    A tax sharing agreement between Protection One and Western Resources provides for payments to Protection One for tax benefits utilized by Western Resources. Accordingly, the receivable of $31,100 at December 31, 1999 reflects a receivable of $20,300 for the tax benefit Western Resources utilized in its 1998 consolidated income tax return, and $10,800 for the estimated tax benefit to be utilized by Western Resources in its 1999 consolidated income tax return. In February 2000, Protection One received payment from Western Resources for the 1998 tax receivable.

    Prior to the November 24, 1997 transaction with Western Resources, Protection One had net operating loss carryforwards for federal income tax return purposes. Current tax regulations limit the use of these NOL carryforwards first to 1) the taxable income earned by Protection One and consolidated subsidiaries subsequent to November 24, 1997, and 2) as a result of an ownership change of Protection One, as defined in Section 382 of the Internal Revenue Code, realization of these amounts is subject to further certain annual limitations for total taxable income generated. As a result, management has determined that it is more likely than not that the NOL carryforwards will not be utilized and that a valuation allowance of $27,327 is appropriate in accordance with Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

    Deferred income tax assets and liabilities were composed of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Deferred tax asset, current:
  Accrued liabilities.....................................  $ 3,009    $12,127
  Accounts receivable, due to allowance...................    8,167     15,583
  Acquisition and dealer..................................   15,023     12,238
  Other...................................................    2,201      9,595
                                                            -------    -------
                                                            $28,400    $49,543
                                                            =======    =======
Deferred tax asset, noncurrent:
  Recourse financing contracts............................  $25,908    $30,162
  Customer accounts.......................................   13,346      9,506
  Property & equipment....................................  (10,756)    (1,762)
  OID amortization........................................    7,742      6,592
  Other...................................................   (5,469)    (6,172)
                                                            -------    -------
                                                            $30,771    $38,326
                                                            =======    =======

13. EMPLOYEE BENEFIT PLANS:

401(K) PLAN

    The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the "Protection One 401(k) Plan"). The Company, at its election, also may make contributions to the Protection One 401(k) Plan, which contributions will be allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution may be made in

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

13. EMPLOYEE BENEFIT PLANS: (CONTINUED)
Common Stock, in cash or in a combination of both stock and cash. For the years ended December 31, 1999, 1998, and 1997, Protection One made a matching contribution to the plan of $944, $992, and $34, respectively.

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

    Through Protection One's 1998 acquisitions, a number of defined contribution plans have been acquired. These plans either have been merged or will be merged into the Protection One 401(k) Plan.

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

    Termination of a participant's employment for any reason (including death, disability or retirement) cancels participation in the Employee Stock Purchase Plan immediately. The Employee Stock Purchase Plan will in all events terminate upon the earliest to occur of

    - the last business day in September 2005

    - the date on which all shares available for issuance under the plan have been sold, and

    - the date on which all purchase rights are exercised in connection with an acquisition of Protection One of all or substantially all of its assets.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

14. LEASES:

    The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under non-cancelable operating leases are as follows:

YEAR ENDED DECEMBER 31,
-----------------------
  2000......................................................  $10,068
  2001......................................................    9,081
  2002......................................................    7,670
  2003......................................................    5,653
  2004......................................................    3,838
  Thereafter................................................    4,496
                                                              -------
                                                              $40,806
                                                              =======

    Total rent expense for the years ended December 31, 1999, 1998 and 1997, was $10,635, $7,220, and $4,654, respectively.

15. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS:

    For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities.

    The carrying value of the Company's marketable securities were approximately $1,628 greater than their fair value, based on quoted market prices.

    Because of the related party nature of the Company's Senior Credit Facility, it is not possible to estimate the fair value of this obligation.

    The fair value of the Company's publicly traded and other long-term debt are estimated based on quoted market prices for the issues. Fair value of other long-term debt is estimated at carrying value. At

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

15. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED)
December 31, 1999, the fair value and carrying amount of the Company's other long-term debt was as follows:

                                                                       CARRYING
                                                          FAIR VALUE    VALUE
                                                          ----------   --------
Publicly Traded Debt:
  Senior Subordinated Notes (8.125%)....................   $178,500    $350,000
  Senior Unsecured Notes (7.375%).......................    182,500     250,000
  Senior Subordinated Discount Notes (13.625%)..........     69,056     118,791
  Convertible Senior Subordinated Notes (6.75%).........     51,750     103,500
                                                           --------    --------
Total Publicly Traded Debt..............................   $481,806    $822,291
                                                           ========    ========

Other Long-Term Debt:
  CET Recourse Financing Agreements.....................   $ 28,606    $ 28,606
  Other CET Debt........................................        988         988
  Other Debt............................................        267         267
                                                           --------    --------
Total Other Long-Term Debt:.............................     29,861      29,861
                                                           --------    --------
                                                           $511,667    $852,152
                                                           ========    ========

    At December 31, 1998, the fair value of the Company's long-term debt was $841,209, compared to a carrying value of $831,664. The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

16. COMMITMENTS AND CONTINGENCIES

    As previously disclosed, the Company has been advised by the Division of Corporation Finance of the SEC that, in the view of the staff, there are errors in the Company's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. The Company has had extensive discussions with the SEC staff about the methodology used by the Company to amortize customer accounts, the purchase price allocation to customer accounts in the Multifamily acquisition and other matters. The SEC staff has not indicated it concurs with, nor has the SEC staff determined not to object to, the restatements made in 1999, the change in accounting principle for customer accounts, or the change in estimated useful life for goodwill. The Company cannot predict whether the SEC staff will make additional comments or take other action that will further impact its financial statements or the effect or timing of any such action.

    The Company, Monitoring, and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, RONALD CATS, ET AL V. PROTECTION ONE, INC., ET AL., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. In March 2000, plaintiffs filed a Second Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through November 12, 1999. The Amended Complaint asserts claims under

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One, have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against Western Resources and Westar Capital as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. The Company believes that all the claims asserted in the Amended Complaint are without merit and intends to defend against them vigorously. We cannot currently predict the impact of this litigation which could be material.

    Six Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled TOTAL SECURITY SOLUTIONS, INC., ET AL. V. PROTECTION ONE ALARM MONITORING, INC., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. As of March 17, 2000, none of these dealers have commenced arbitration.

    Other Protection One dealers have threatened litigation or arbitration based upon a variety of theories surrounding calculations of holdback and other payments. The Company believes it has complied with the terms of these contracts and intends to vigorously defend its position. Although the Company believes that no individual such claim will have a material adverse effect, the Company cannot currently predict the aggregate impact of these disputes with dealers which could be material.

    The Company is a party to claims and matters of litigation incidental to the normal course of its business. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of such matters will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

    Under the Company's agreements with dealers, the Company may be required to purchase customer accounts on an ongoing basis. The Company is currently spending less than $5,000 per month to purchase these customer accounts.

17. SEGMENT REPORTING

    The Company's operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets.

    Protection One's reportable segments include North America, Multifamily, and Europe. North America provides residential, commercial, and wholesale security alarm monitoring services, which include

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

17. SEGMENT REPORTING (CONTINUED)
sales, installation and related servicing of security alarm systems for residential and business customers in the United States and Canada. Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings. Europe provides security alarm services to residential and business customers in Europe.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company manages its business segments based on earnings before interest, income taxes, depreciation and amortization (EBITDA).

    Reportable segments (in thousands):

                                                        FOR THE YEAR ENDED DECEMBER 31, 1999
                                             -----------------------------------------------------------
                                             NORTH AMERICA   MULTIFAMILY    EUROPE    CONSOLIDATED TOTAL
                                             -------------   -----------   --------   ------------------
Revenue....................................    $  403,269      $ 38,901    $163,006       $  605,176
EBITDA.....................................       148,861        16,236      42,633          207,730
Amortization of intangibles and
  depreciation expense.....................       198,264         9,507      29,472          237,243
Operating income (loss)....................       (55,212)        6,729      13,161          (35,322)
Segment assets.............................     1,991,211       225,550     341,474        2,558,235
Expenditures for property, net.............        27,008           826       4,810           32,644
Expenditures for subscriber accounts,
  net......................................       224,855         9,715       6,430          241,000

                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                             -----------------------------------------------------------
                                             NORTH AMERICA   MULTIFAMILY    EUROPE    CONSOLIDATED TOTAL
                                             -------------   -----------   --------   ------------------
Revenue....................................    $  343,954      $ 33,417    $ 43,724       $  421,095
EBITDA.....................................       129,237        13,978      13,993          157,208
Amortization of intangibles and
  depreciation expense.....................       107,545         7,721       3,945          119,211
Operating Income...........................        18,292         6,257      10,048           34,597
Segment assets.............................     1,986,695       222,657     301,084        2,510,436
Expenditures for property, net.............        29,092           950       2,669           32,711
Expenditures for subscriber accounts,
  net......................................       271,399         4,365       1,903          277,667

    Protection One currently has international operations. International data for these locations for 1999 and 1998, respectively, is as follows:

                                                               1999                  1998
                                                        -------------------   -------------------
                                                         EUROPE     CANADA     EUROPE     CANADA
                                                        --------   --------   --------   --------
Total Revenues........................................  $163,006   $ 8,073    $ 43,724   $ 3,756
Total Assets..........................................   341,474    26,854     301,084    30,129

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

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

17. SEGMENT REPORTING (CONTINUED)
    See Note 19 Subsequent Events for information with respect to the sale to Western Resources of the Company's European operations on February 29, 2000.

18. UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of the unaudited quarterly financial information for 1999 and 1998, respectively:

                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31    TOTAL
                                         --------   --------   ------------   -----------   --------
                                            (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
1999
Revenues...............................  $148,547   $150,801     $153,131      $152,697     $605,176
Gross profit...........................   107,273    108,919      103,319       101,659      421,170
Loss before extraordinary loss.........    (4,785)    (7,673)     (40,986)      (27,770)     (81,214)
Net loss...............................    (4,785)    (7,673)     (40,986)      (29,461)     (82,905)
Basic and diluted loss per share:
  Loss before extraordinary loss.......      (.04)      (.06)        (.32)         (.22)        (.64)
  Net loss.............................      (.04)      (.06)        (.32)         (.23)        (.65)

1998
Revenues...............................  $ 76,795   $ 97,041     $103,261      $143,998     $421,095
Gross profit...........................    52,802     65,561       70,706       102,943      292,012
Net income (loss) before extraordinary
  gain.................................       194       (420)         977        (5,688)      (4,937)
Net income (loss)......................       194      1,171          977        (5,688)      (3,346)
  Loss before extraordinary gain.......         -       (.01)         .01          (.05)        (.05)
  Net loss.............................         -        .01          .01          (.05)        (.03)

19. SUBSEQUENT EVENTS:

    RELATED PARTY SALE AND AMENDMENT TO REVOLVING CREDIT AGREEMENT.  On
February 29, 2000 the Company sold its European operations and certain investments to Westar Capital. The consideration received was approximately $244,000, comprised of approximately $183,000 in cash and certain of the Company's outstanding debt securities Westar Capital had acquired in open market purchases for approximately $61,000. As part of the agreement, Westar Capital agreed to pay Protection One a portion of the net gain, if any, on a subsequent sale of the business on a declining basis over the four years following the closing. The cash proceeds of the sale were used to reduce the $240,000 outstanding balance under the $250,000 Senior Credit Facility between the Company and Westar Capital.

    Concurrently, the Senior Credit Facility was amended to, among other things,
(1) reduce the commitment to $115,000 (resulting in availability of approximately $58,000 after the sale of the European operations), (2) increase the leverage ratio covenant to 5.75 to 1.0, (3) reduce the interest coverage ratio to 2.10 to 1.0, (4) change the termination date to January 2, 2001,
(5) change the loan pricing grid to one based on leverage ratio rather than credit rating, (6) allow for the inclusion of certain add-backs to the calculation of EBITDA, (7) eliminate as an Event of Default Western Resources' failure to own more than 50% of the Company, (8) waive compliance with the leverage ratio and interest coverage ratio covenants

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

19. SUBSEQUENT EVENTS: (CONTINUED)
for the fiscal quarters ended September 30, 1999 and December 31, 1999, and
(9) provide for an increase in the amount of the commitment by up to $40,000 for the purpose of consummating acquisitions approved by Westar Capital.

    Westar Capital also transferred to Protection One certain outstanding debt securities of the Company and a note for payment of certain intercompany amounts owed by Westar Capital to the Company. In connection with that transaction and the sale of our European operations and certain other investments to Westar Capital, the carrying amount for the respective debt securities received were as follows:

DEBT SECURITY (COUPON)                         CARRYING AMOUNT
----------------------                         ---------------
Senior Subordinated Discount Notes
  (13.625%)..................................      $ 38,892
Convertible Senior Subordinated Notes
  (6.75%)....................................      $ 49,550
Senior Subordinated Notes (8.125%)...........      $ 46,110
                                                   --------
Total........................................      $134,552
                                                   ========

    The Company will record an extraordinary gain of approximately $27,000 (net of tax effect) in the first quarter of 2000 for the difference between the carrying value of the debt and the basis of the debt securities acquired by the Company. No gain or loss was recognized on the related party sale of the European operations. The transactions were approved by the independent directors of the Protection One and Monitoring Boards of Directors upon the recommendation of a special committee of the Protection One Board of Directors. The special committee obtained a "fairness opinion" from an investment banker with regard to the sale of the European operations.

PRO FORMA FINANCIAL INFORMATION:

    The following unaudited pro forma consolidated results of operations for the year ended December 31, 1999, assume the sale of the Company's European operations occurred at January 1, 1999.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                            ---------------------
                                                            (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
Revenues..................................................          $442,170
Loss before extraordinary item............................           (53,140)
Net loss..................................................           (54,831)
Net loss per common share (basic and diluted):
  Loss before extraordinary item..........................              (.42)
  Net loss................................................              (.43)

    The pro forma financial information is not necessarily indicative of the results of operations had the sale of the European operations to Westar Capital been reflected for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

                     PROTECTION ONE, INC. AND SUBSIDIARIES

          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

19. SUBSEQUENT EVENTS: (CONTINUED)
    The following unaudited proforma consolidated assets and liabilities as of December 31, 1999 assume the sale occurred on December 31, 1999.

                                              DECEMBER 31, 1999
                                              -----------------
                                               (IN THOUSANDS)
Total assets................................     $2,247,479
Total liabilities...........................      1,078,570

                     PROTECTION ONE, INC. AND SUBSIDIARIES

                 SCHEDULE IIYVALUATION AND QUALIFYING ACCOUNTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                  BALANCE AT                       CHARGED TO
                                  BEGINNING    CHARGED TO COSTS      OTHER                         BALANCE AT
DESCRIPTION                       OF PERIOD      AND EXPENSES     ACCOUNTS (A)   DEDUCTIONS (B)   END OF PERIOD
-----------                       ----------   ----------------   ------------   --------------   -------------
Year ended December 31, 1997
Allowances deducted from assets
  for doubtful accounts.........     4,413           3,657            4,578          (7,441)          5,207
Year ended December 31, 1998
Allowances deducted from assets
  for doubtful accounts, as
  restated......................     5,207          10,567            2,289          (1,070)         16,993
Year ended December 31, 1999
Allowances deducted from assets
  for doubtful accounts.........    16,993          21,641                -          (7,945)         30,689

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ JOHN E. MACK III                   Chief Executive Officer
     -------------------------------------------         (Principal Executive          March 28, 2000
                  John E. Mack III                       Officer)

                                                       Chief Financial Officer,
                   /s/ TONY SOMMA                        Secretary and Treasurer
     -------------------------------------------         (Principal Financial and      March 28, 2000
                     Tony Somma                          Accounting Officer)

                  /s/ ANNETTE BECK
     -------------------------------------------       Director                        March 28, 2000
                   Annette M. Beck

              /s/ HOWARD A. CHRISTENSEN
     -------------------------------------------       Director                        March 28, 2000
                Howard A. Christensen

                  /s/ JOHN B. DICUS
     -------------------------------------------       Director                        March 28, 2000
                    John B. Dicus

              /s/ MARIA DE LOURDES DUKE
     -------------------------------------------       Director                        March 28, 2000
                Maria de Lourdes Duke

                   /s/ BEN M. ENIS
     -------------------------------------------       Director                        March 28, 2000
                     Ben M. Enis

               /s/ DONALD A. JOHNSTON
     -------------------------------------------       Director                        March 28, 2000
                 Donald A. Johnston

                 /s/ DOUGLAS T. LAKE
     -------------------------------------------       Director                        March 28, 2000
                   Douglas T. Lake

               /s/ CARL M. KOUPAL, JR.
     -------------------------------------------       Director                        March 28, 2000
                 Carl M. Koupal, Jr.

                /s/ JOHN H. ROBINSON
     -------------------------------------------       Director                        March 28, 2000
                  John H. Robinson

                 /s/ JAMES Q. WILSON
     -------------------------------------------       Director                        March 28, 2000
                   James Q. Wilson