Form 10-K405/A
period 1999-12-31
PROTECTION ONE INC
filed 2000-03-30
CIK 916230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A

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
   (Commission File Number)             (Commission File Number)
     Protection One, Inc.          Protection One Alarm Monitoring, Inc.
(Exact Name of Registrant as           Exact Name of Registrant as
   Specified in Charter)                 Specified in Charter)

         Delaware                               Delaware
(State of Other Jurisdiction           (State or Other Jurisdiction
 of Incorporation or Organization)       of Incorporation or Organization)

        93-1063818                             93-1064579
(I.R.S. Employer Identification No.)   (I.R.S. Employer Identification No.)

6011 Bristol Parkway, Culver City,      6011 Bristol Parkway, Culver City,
  California, 90230                        California, 90230
(Address of Principal Executive Offices, (Address of Principal Executive
 Including Zip Code)                        Offices, Including Zip Code)

    (310) 342-6300                               (310) 342-6300
(Registrant's Telephone Number,          (Registrant's Telephone Number,
 Including Area Code)                      Including Area Code)

                            -----------

      Securities  registered  pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share,          New York Stock Exchange
of Protection One, Inc. 6 3/4% Convertible
Senior Subordinated Notes Due 2003 of
Protection One Alarm Monitoring, Inc.,
Guaranteed by Protection One, Inc.

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

          This amendment to the 1999 Form 10K as originally filed is made solely to correct this signature page.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                          PROTECTION ONE, INC.
                                          PROTECTION ONE ALARM MONITORING, INC.

                March 28, 2000            By:          TONY SOMMA
                                              --------------------------------
                                               Tony  Somma
                                               Chief   Financial   Officer,
                                               Secretary and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

       Signature                    Title                       Date

                           Chief Executive Officer
    JOHN E. MACK III      (Principal Executive Officer)     March 28, 2000
---------------------------
    John E. Mack III
                            Chief Financial Officer,
                           Secretary and Treasurer          March 28, 2000
    TONY SOMMA             (Principal Financial and
---------------------------  Accounting Officer)
    Tony Somma

                                  Director                  March 28, 2000
    ANNETTE BECK
--------------------------
    Annette M. Beck

                                  Director                  March 28, 2000
    HOWARD A. CHRISTENSEN
---------------------------
    Howard A. Christensen

                                  Director                  March 28, 2000
    JOHN B. DICUS
---------------------------
    John B. Dicus

                                  Director                  March 28, 2000
    MARIA DE LOURDES DUKE
---------------------------
    Maria de Lourdes Duke

                                  Director                   March 28, 2000
    BEN M. ENIS
---------------------------
    Ben M. Enis

                                  Director                   March 28, 2000
    DONALD A. JOHNSTON
---------------------------
    Donald A. Johnston

                                  Director                   March 28, 2000
    DOUGLAS T. LAKE
--------------------------
    Douglas T. Lake

                                  Director                   March 28, 2000
    CARL M. KOUPAL, JR.
----------------------------
    Carl M. Koupal, Jr.

                                  Director                   March 28, 2000
    JOHN H. ROBINSON
----------------------------
    John H. Robinson

                                  Director                   March 28, 2000
    JAMES Q. WILSON
----------------------------
    James Q. Wilson