Form 10-Q
period 2000-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2000-05-05
CIK 916230, 916310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       or
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

          6011 BRISTOL PARKWAY,                   6011 BRISTOL PARKWAY,
        CULVER CITY, CALIFORNIA 90230         CULVER CITY, CALIFORNIA 90230
(Address of Principal Executive Offices,     (Address of Principal Executive
            Including Zip Code)               Offices, Including Zip Code)

             (310) 342-6300                          (310) 342-6300
     (Registrant's Telephone Number,         (Registrant's Telephone Number,
          Including Area Code)                       Including Area Code)






    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of May 1, 2000, Protection One, Inc. had outstanding 127,029,361 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                             MARCH 31,           DECEMBER 31,
                                                                               2000                  1999
                                                                          --------------        -------------
                            ASSETS
Current assets:
      Cash and cash equivalents ................................          $     1,612           $     7,658
      Restricted cash ..........................................                  779                11,175
      Marketable securities ....................................                   --                 6,664
      Receivables, net .........................................               39,495                71,716
      Inventories ..............................................               10,617                12,908
      Prepaid expenses .........................................                2,420                 3,471
      Related party tax receivable & current deferred
       tax assets ..............................................               42,592                59,456
      Other assets .............................................                9,210                13,332
                                                                          -----------           -----------
           Total current assets ................................              106,725               186,380
Property and equipment, net ....................................               49,998                60,912
Customer accounts, net .........................................            1,000,952             1,139,066
Goodwill, net ..................................................              933,337             1,101,788
Other ..........................................................               27,526                70,089
                                                                          -----------           -----------
   Total assets ................................................          $ 2,118,538           $ 2,558,235
                                                                          ===========           ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt ........................          $    37,774           $    35,498
      Accounts payable .........................................                5,967                23,205
      Accrued liabilities ......................................               51,248                74,248
      Purchase holdbacks .......................................                8,763                20,213
      Deferred revenue .........................................               52,889                61,149
                                                                          -----------           -----------
           Total current liabilities ...........................              156,641               214,313
Long-term debt, net of current portion .........................              664,962             1,077,152
Other liabilities ..............................................                  597                 4,173
                                                                          -----------           -----------
   Total liabilities ...........................................              822,200             1,295,638

Commitments and contingencies ( See Note 6)

Stockholders' equity:
   Preferred stock, $0.10 par value, 5,000,000 authorized, none
   outstanding .................................................                   --                    --
   Common stock, $0.01 par value, 150,000,000 shares authorized,
   126,945,337 shares issued and outstanding at March 31, 2000
   and December 31, 1999 .......................................                1,269                 1,269
   Additional paid-in capital ..................................            1,420,828             1,392,750
   Accumulated other comprehensive income, net .................                  (99)               (1,805)
   Accumulated  deficit ........................................             (125,660)             (129,617)
                                                                          -----------           -----------
           Total stockholders' equity ..........................            1,296,338             1,262,597
                                                                          -----------           -----------
   Total liabilities and stockholders' equity ..................          $ 2,118,538           $ 2,558,235
                                                                          ===========           ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

              (Dollars in thousands, except for per share amounts)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------------
                                                                        2000             1999
                                                                  ----------------   ---------------
Revenues:
      Monitoring and related services .....................          $ 116,171           $ 127,244
      Installation and rental .............................             18,552              21,303
                                                                     ---------           ---------
           Total revenues .................................            134,723             148,547

Cost of revenues:
      Monitoring and related services .....................             33,762              29,697
      Installation and rental .............................             10,110              11,784
                                                                     ---------           ---------
           Total cost of revenues .........................             43,872              41,481
                                                                     ---------           ---------

           Gross profit ...................................             90,851             107,066

Operating expenses:
     Selling, general and administrative expenses .........             41,044              40,400

     Amortization of intangibles and depreciation expense .             60,097              43,006
     Acquisition expense ..................................              4,362               4,866
      Severance and other nonrecurring expense ............              3,050               2,000
                                                                     ---------           ---------
Total operating expenses ..................................            108,553              90,272
                                                                     ---------           ---------
           Operating income (loss) ........................            (17,702)             16,794
Other (income) expense:
      Interest expense, net ...............................             19,481              20,171
      Other ...............................................               (282)               (345)
                                                                     ---------           ---------
           Loss before income taxes & extraordinary gain ..            (36,901)             (3,032)
Income tax (expense) benefit ..............................              8,932              (1,753)
                                                                     ---------           ---------
Loss before extraordinary item ............................            (27,969)             (4,785)
Extraordinary gain, net of tax effect of $17,191 ..........             31,926                --
                                                                     ---------           ---------
     Net income (loss).....................................          $   3,957           $  (4,785)
                                                                     =========           =========

Other comprehensive income (loss):
      Unrealized gain (loss) on marketable securities, net
of tax effect of $633 and $511 ............................          $     995           $    (767)
      Unrealized gain (loss) on currency  translation, net
of tax effect of $474 and $521 ............................                711                (781)
                                                                     ---------           ---------

Comprehensive income (loss): ..............................          $   5,663           $  (6,333)
                                                                     =========           =========

     Loss per common share ................................          $   (0.22)          $   (0.04)
                                                                     =========           =========
     Extraordinary gain per common share ..................          $    0.25           $    --
                                                                     =========           =========
     Net income(loss) per common share ....................          $    0.03           $   (0.04)
                                                                     =========           =========

      Weighted average common shares outstanding (in
      thousands) ..........................................            126,945             126,839

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------------
                                                                              2000                1999
                                                                         ---------------     ---------------
Cash flow from operating activities:
Net income (loss) ................................................          $   3,957           $  (4,785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Extraordinary gain ...........................................            (31,926)                 --
    Amortization of intangibles and depreciation .................             60,097              43,006
    Accretion of debt premium ....................................             (1,573)             (1,659)
    Deferred income taxes ........................................             (9,321)              1,760
    Provision for doubtful accounts ..............................              6,811               3,043
    Loss on sale of marketable securities ........................               --                   343
    Other ........................................................             (3,520)             (4,817)
Changes in assets and liabilities, net of effects of
acquisitions and dispositions:
    Receivables, net .............................................              4,256              (1,865)
    Other current assets .........................................            (10,550)              1,253
    Accounts payable .............................................                197                 380
    Other liabilities ............................................             (5,082)             (1,991)
                                                                            ---------           ---------
         Net cash provided by operating activities ...............             13,346              34,668
                                                                            ---------           ---------

Cash flows from investing activities:
    Purchase of installed security systems, net ..................            (13,180)            (78,601)
    Purchase of property and equipment, net ......................             (5,089)            (12,170)
    Sale of investments ..........................................                 --               2,544
    Acquisition of alarm companies, net of cash received .........                 --             (20,722)
    Sale of European operations and other investments ............            183,025                  --
                                                                            ---------           ---------
         Net cash provided by (used in) investing activities......            164,756            (108,949)
                                                                            ---------           ---------

    Payments on long-term debt ...................................           (212,594)                 --
    Proceeds from long term-debt .................................             26,087              82,130
    Funding from parent ..........................................              2,414                (222)
                                                                            ---------           ---------
         Net cash provided by (used in) financing activities......           (184,093)             81,908
                                                                            ---------           ---------
Effect of exchange rate changes on cash and equivalents ..........                (55)               (964)
                                                                            ---------           ---------
         Net increase (decrease) in cash and cash equivalents.....             (6,046)              6,663

Cash and cash equivalents:
    Beginning of period ..........................................              7,658              10,025
                                                                            ---------           ---------
    End of period ................................................          $   1,612           $  16,688
                                                                            =========           =========

Interest paid during the period ..................................          $  31,244           $  13,524
                                                                            =========           =========
Taxes paid during the period .....................................          $      72           $     256
                                                                            =========           =========


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         In the first quarter of 2000 the Company sold its European operations for $225,000 and certain investments for $19,000 to Westar Capital, as discussed in Note 3. In exchange, the Company received $183,025 in cash and $60,975 market value of its outstanding bonds. The Company also received $14,985 market value of its bonds and a $14,198 note receivable from Westar Capital for payment of the Company's 1998 income tax receivable of $20,287 and an intercompany receivable of $8,896.


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

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION:

    Protection One, Inc., a Delaware corporation ("Protection One" or the "Company"), is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business subscribers in North America, and until February 29, 2000, the United Kingdom and Continental Europe.

    Westar Capital, Inc. ("Westar Capital"), a wholly-owned subsidiary of Western Resources, Inc. ("Western Resources"), owns approximately 85% of the Company's common stock. The accompanying unaudited consolidated financial statements include the accounts of Protection One and its wholly owned subsidiaries.

    The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

    In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

    The Company expects to adopt two new statements on January 1, 2001. SFAS No. 133 and No. 137, "Accounting for Derivative Instruments and Hedging Activities" establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in the derivative's fair value will be required to be recognized currently in earnings unless specific hedge accounting criteria are met. In addition, the statements will require the Company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not traditionally been required to utilize derivative instruments in managing its business. Therefore, management has not yet determined what, if any, the impact these pronouncements will have upon adoption.

    Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.       CHANGE IN ACCOUNTING ESTIMATE:

    The excess of the cost over the fair value of net assets of businesses acquired is recorded as goodwill. The Company has historically amortized goodwill on a straight-line basis over 40 years. The Company re-evaluated the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful life of goodwill. The Company concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, is being amortized over its remaining useful life based on a 20-year life. The resulting increase in annual goodwill amortization on the Company's existing account base will be approximately $24,000 for North America and $6,000 for Multifamily. The additional goodwill recorded for Europe prior to its sale on February 29, 2000 was approximately $1,000.

    The change in estimate resulted in additional goodwill amortization for the first quarter of 2000 of $7,968. The resulting reduction to net income was $7,064 or a decrease in earnings per share of $0.06.

    Amortization expense for the three months ended March 31, 2000 and March 31, 1999, was $14,897 and $8,469, respectively.

3.       RELATED PARTY SALE AND AMENDMENT TO REVOLVING CREDIT AGREEMENT:

     On February 29, 2000 the Company sold its European operations and certain investments to Westar Capital. The consideration received was approximately $244,000, comprised of approximately $183,025 in cash and certain of the Company's outstanding debt securities Westar Capital had acquired in open market purchases for approximately $60,975. As part of the agreement, Westar Capital agreed to pay Protection One a portion of the net gain, if any, on a subsequent sale of the business on a declining basis over the four years following the closing. The cash proceeds of the sale were used to reduce the $240,000 outstanding balance under the $250,000 Senior Credit Facility between the Company and Westar Capital.

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

    Westar Capital also transferred to Protection One certain outstanding debt securities of the Company and a note for payment of certain intercompany amounts owed by Westar Capital to the Company. In March 2000, the note with Westar Capital was reduced by $9,304 through delivery of additional outstanding debt securities of the Company.

    The carrying amount for the respective debt securities received for the above transactions were as follows:


                                            February 29             March
Debt Security (Interest Rate)               Transaction          Transactions             Total
-------------------------------------    -------------------    ---------------    ---------------------
Senior  Subordinated  Discount Notes
(13.625%)                                     $38,892               $4,832               $43,724
Convertible Senior Subordinated
Notes (6.75%)                                  49,550                   --                49,550
Senior Subordinated Notes (8.125%)             46,110               10,000                56,110
                                         -------------------    ---------------    ---------------------
Totals                                        $134,552             $14,832               $149,384
                                         ===================    ===============    =====================

     No gain or loss was recognized on the related party sale of the European operations. Adjustments were made to Additional Paid-In Capital to reflect the amounts that would have been considered gains or losses had the buyer not been a related party. The transactions were approved by the independent directors of the Protection One and Monitoring Boards of Directors upon the recommendation of a special committee of the Protection One Board of Directors. The special committee obtained a "fairness opinion" from an investment banker with regard to the sale of the European operations.

     PRO FORMA FINANCIAL INFORMATION:

     The following unaudited pro forma consolidated results of operations for the quarters ended March 31, 2000 and March 31,1999 assume the sale of the European operations occurred on January 1, 1999.


                                                             QUARTER ENDED MARCH 31,
                                                             -----------------------
                                                               2000             1999
                                                               ----             ----
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Revenues ....................................               $106,818         $109,014
Loss before extraordinary item ..............                (24,126)          (3,735)
Net income (loss) ...........................                  7,800           (3,735)
Net income (loss) per common share (basic and
  diluted):
  Loss before extraordinary item ............                   (.19)            (.03)
  Net income (loss) .........................                    .06             (.03)

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


                                                   DECEMBER 31, 1999
                                                ---------------------
                                                   (IN THOUSANDS)
Total assets...................................           $2,247,479
Total liabilities..............................            1,078,570


4.       CUSTOMER ACCOUNTS:

    The following reflects the changes in the Company's investment in customer accounts (at cost) for the following periods:


                                                Three Months Ended                 Year Ended
                                                  March 31, 2000                December 31, 1999
                                              ------------------------      -----------------------
Beginning customer accounts, net                      $ 1,139,066                   $ 1,031,956
Acquisition of customer accounts, net                       7,930                       333,195
Amortization of customer accounts, net                    (36,876)                     (189,214)
Non-cash charges to purchase holdbacks                     (1,362)                      (36,871)
Sale of European operations                              (107,806)                           --
                                              ------------------------      -----------------------
Total customer accounts                                $1,000,952                    $1,139,066
                                              ========================      =======================

    Accumulated amortization of the investment in customer accounts at March 31, 2000 and December 31, 1999 was $316,121 and $307,600 respectively. The 1999 accumulated amortization excluding Europe was $282,399.

    In conjunction with certain purchases of customer accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying losses of the acquired customer accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. The estimated amount to be paid at the end of the holdback period is capitalized and an equivalent current liability established at the time of purchase. As of March 31, 2000 and December 31, 1999, purchase holdbacks were $8,763 and $20,213, respectively.

5.       DEBT:

    During the first quarter of 2000 the Company's outstanding debt decreased by $445,201. The decrease resulted primarily from the $183,025 reduction of the Senior Credit Facility and the extinguishment of debt securities received in the sale of the European operations and related party transactions, as discussed in Note 3. In March 2000, the Company used available cash to pay down an additional $20,000 of the Senior Credit Facility and also purchased an additional $6,000 face value of the

Senior Subordinated Discount Notes. The total first quarter extraordinary gain from this extinguishment of debt and the extinguishment of the debt securities received in the transactions with Westar Capital is $31,926, net of tax of $17,191.

    As of March 31, 2000, and December 31, 1999, total borrowings under the Senior Credit Facility were $37,000 and $225,000, respectively. The remaining availability under this facility as of March 31, 2000, and December 31, 1999 was $78,000 and $25,000, respectively. The Company's ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of
2.10 to 1.0. At March 31, 2000, these ratios were approximately 4.4 to 1.0 and 2.7 to 1.0, respectively.

    The indentures governing the Company's outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company's ability to incur indebtedness. The Company is in compliance with all covenants contained in these indentures.

6.       COMMITMENTS AND CONTINGENCIES:

    As previously disclosed, the Company has been advised by the Division of Corporation Finance of the SEC that, in the view of the staff, there are errors in the Company's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. The Company has had extensive discussions with the SEC staff about the methodology used by the Company to amortize customer accounts, the purchase price allocation to customer accounts in the Multifamily and Westinghouse Security Systems acquisitions and other matters. These discussions are continuing. The SEC staff has not indicated it concurs with, nor has the SEC staff determined not to object to, the restatements to the Company's financial statements made in 1999, the change in accounting principle for customer accounts, or the change in estimated useful life for goodwill. The Company cannot predict whether the SEC staff will make additional comments or take other action that will further impact its financial statements or the effect or timing of any such action.

    The Company, its subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring"), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, RONALD CATS, ET AL V. PROTECTION ONE, INC., ET AL., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. In March 2000, plaintiffs filed a Second Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through November 12, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against Western Resources and Westar Capital as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under
Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. The Company believes that all the claims asserted in the Amended Complaint are without merit and intends to defend against them vigorously. We cannot currently predict the impact of this litigation which could be material.

    Six Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled TOTAL SECURITY SOLUTIONS, INC., ET AL. V. PROTECTION ONE ALARM MONITORING, INC., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. As of May 1, 2000, none of these dealers have commenced arbitration.

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

7.       SEGMENT REPORTING:

    The Company's reportable segments include North America, Multifamily and Europe. North America provides residential, commercial and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States and Canada. Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings. The Europe segment provided security alarm services to residential and business customers in Europe.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's 1999 Form 10-K. The Company manages its business segments based on earnings before interest, income taxes, depreciation and amortization (EBITDA).

                        THREE MONTHS ENDED MARCH 31, 2000
                             (Dollars in thousands)

                                                         North
                                                         -----
                                                         America    Multifamily    Europe(2)   Consolidated
                                                         -------    -----------    ---------   ------------
     Revenues......................................      $96,678       10,141        27,904      134,723
     EBITDA........................................       34,923        4,122         6,400       45,445
     Amortization  of  intangibles  and  depreciation     50,843        3,834         5,420       60,097
     expense.......................................
     Other(1)......................................        3,050           --            --        3,050
     Operating income (loss).......................      (18,970)         288           980      (17,702)


                        THREE MONTHS ENDED MARCH 31, 1999
                             (Dollars in thousands)

                                                         North
                                                         -----
                                                         America    Multifamily     Europe     Consolidated
                                                         -------    -----------     ------     ------------
     Revenues......................................      $99,017       $9,996       $39,534     $148,547
     EBITDA........................................       45,015        4,598        12,187       61,800
     Amortization  of  intangibles  and  depreciation     35,223        2,297         5,486       43,006
     expense.......................................
     Other(1)......................................        2,000           --            --        2,000
     Operating income..............................        7,792        2,301         6,701       16,794


(1) "Other" includes employee severance in 1999, and employee severance and costs related to the sale of the European operations in 2000.
(2) Information for Europe is for the two months ended February 29, 2000.

8.       RELATED PARTY TRANSACTIONS:

    In the first quarter, the Company expensed $1,087 for marketing services provided under the marketing agreement it has with Paradigm Direct LLC ("Paradigm"). Westar Capital has a 40% ownership interest in Paradigm. During the first quarter, the Company began acquiring new accounts under the Paradigm pilot program which is anticipated to be extended through June 30, 2000. At March 31, 2000, the Company has a prepaid balance with Paradigm of approximately $1,018 for anticipated account purchases.

    During the first quarter of 2000, the Company incurred charges of approximately $738 for services under the services agreement with Western Resources.

    At March 31, 2000, the Company had a note receivable from Westar Capital of $4,895, related accrued interest income of $103 and a net intercompany balance owed to Western Capital of $1,747 primarily for intercompany billings for services provided under the services agreement.

    At March 31, 2000, the Company had outstanding borrowings of $37,000 from the Senior Credit Facility held by Westar Capital. During the first quarter of 2000, interest expense of $3,473 was accrued on borrowings from this facility and total interest payments of $4,223 were made to Westar Capital.

9.       INCOME TAXES:

     The income tax benefit recorded for the three-month period ended March 31, 2000 is approximately 24% of the pre-tax loss. This rate represents the expected effective rate for 2000. The difference between the expected annual effective rate of 24% and the federal statutory rate of 35% is primarily attributable to non-deductible goodwill amortization. The Company has a tax sharing agreement with Western Resources which allows it to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return. If the Company did not file its taxes on a consolidated basis with Western Resources, the Company's deferred tax assets might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.

10.      UNREALIZED GAINS AND LOSSES:

     The following reflects the changes in unrealized gains and losses in marketable securities and in currency fluctuations for the quarter ended March 31, 2000:


Unrealized loss on marketable securities                        ($1,202)
     Less:  reclassification adjustment for losses
            included in sale of European operations              (2,830)
                                                                --------
Net unrealized gain                                              $1,628
                                                                ========

Unrealized loss on currency translation                         ($1,236)
     Less:  reclassification adjustment for losses
            included in sale of European operations              (2,421)
                                                                --------
Net unrealized gain                                              $1,185
                                                                ========



11.      RECENT DEVELOPMENTS:

     On March 29, 2000, Western Resources announced that its Board of Directors had approved the separation of its electric utility business from its non-electric businesses. Western Resources indicated that the separation is expected to be accomplished by means of a voluntary exchange offer. The exchange offer will provide Western Resources shareholders with the opportunity to exchange some or all of their Western Resources common stock for shares in Westar Capital. Western Resources also indicated that Westar Capital is expected to consist of the approximate 85% ownership interest in the Company, an approximate 45% ownership interest in ONEOK Inc., a Tulsa-based natural gas company, a 100% ownership interest in Protection One Europe (formerly the Europe segment of the Company), and a 40% ownership in Paradigm Direct LLC, and other investments.

    The Western Resources announcement indicates that Westar Capital expects to make a partial disposition of its interest in the Company through the issuance of $15,000 in preferred stock to a third party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

    Certain matters discussed here and elsewhere in this Form 10-Q are forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like the Company believes, anticipates, expects or words of similar meaning. Forward-looking statements describe the Company's future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, restructuring the dealer program and the methods of customer acquisition, litigation, the outcome of accounting issues being reviewed by the SEC staff, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest, ability to enter new markets successfully and capitalize on growth opportunities, and accounting matters. What happens in each case could vary materially from what the Company expects because of such things as future economic conditions; legislative developments; competitive markets; and other circumstances affecting anticipated operations, revenues and costs.

                 -----------------------------------------------

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

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1999 Annual Report on Form 10-K.

OVERVIEW

    Protection One is one of the leading providers of property monitoring services, providing electronic monitoring and maintenance of its alarm systems to nearly 1.5 million customers in North America. We also provide our customers with enhanced services that include:

    -   extended service protection;

    -   patrol and alarm response;

    -   two-way voice communication;

    -   medical information service; and

    -   cellular back-up.

    Approximately 85% of our revenues are contractually recurring for monitoring alarm security systems and other related services.

    Our principal activity is responding to the security and safety needs of our customers. Our revenues are generated primarily from recurring monthly payments for monitoring and servicing the alarm systems that are installed in our customers' homes and businesses. Security systems are designed to detect burglaries, fires and other events. Through a network of 57 service branches and 13 satellite offices we provide repair service of security systems and, in certain markets, armed response to verify that an actual emergency has occurred.

    We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers. In prior years, the Company's strategy was focused primarily on growing its customer account base to achieve critical mass. We believe we have reached such critical mass and our strategic focus has now shifted to the following areas:

    -   improving customer service;

    -   reducing attrition;

    - reducing customer acquisition costs, and diversifying our customer acquisition strategy to include dealers, internal sales, tuck-in acquisitions and direct marketing;

    - integrating and building infrastructure such as common platforms for our central stations, billing, and other applications;

    - enhancing revenues and margins by offering additional services to new and existing customers;

    - establishing name recognition by targeting our growth to areas near existing branches to increase customer density; and

    -   growing our commercial business.


    Our company is divided into two business segments:

    PROTECTION ONE NORTH AMERICA ("North America") generated approximately $96.7 million, or 71.8%, of our revenues in the first quarter of 2000 and is comprised of Protection One Alarm Monitoring-our core alarm monitoring business based in Culver City, California.

    MULTIFAMILY generated approximately $10.1 million, or 7.5%, of our revenues in the first quarter of 2000 and is comprised of our alarm monitoring business servicing the multifamily/apartment market based in Addison, Texas.

    On February 29, 2000 we sold Protection One Europe ("Europe") which generated approximately $27.9 million of revenues through February 29, 2000. Europe was comprised of:

    - Protection One Continental Europe - an alarm monitoring business servicing continental Europe established from our purchase of Compagnie Europeenne de Telesecurite ("CET") in September 1998, based in Paris and Vitrolles, France with offices in Germany, Switzerland, Belgium and the Netherlands; and

    - Protection One United Kingdom - an alarm monitoring business servicing the United Kingdom established from our purchase of Hambro Countrywide Security in May 1998, based in Basingstoke, United Kingdom.

    SALE OF EUROPEAN ASSETS AND OTHER TRANSACTIONS

    On February 29, 2000 the Company sold its European operations and certain investments to Westar Capital. The consideration received was approximately $244 million, comprised of approximately $183 million in cash and certain of the Company's outstanding debt securities Westar Capital had acquired in open market purchases for approximately $61 million. As part of the agreement, Westar Capital agreed to pay Protection One a portion of the net gain, if any, on a subsequent sale of the business on a declining basis over the four years following the closing. The cash proceeds of the sale were used to reduce the $240 million outstanding balance under the $250 million Senior Credit Facility between the Company and Westar Capital.

    Concurrently, the Senior Credit Facility was amended to, among other things, (1) reduce the commitment to $115 million (resulting in availability of approximately $58 million after the sale of the European operations), (2) increase the leverage ratio covenant to 5.75 to 1.0, (3) reduce the interest coverage ratio to 2.10 to 1.0, (4) change the termination date to January 2, 2001, (5) change the loan pricing grid to one based on leverage ratio rather than credit rating, (6) allow for the inclusion of certain add-backs to the calculation of EBITDA, (7) eliminate as an Event of Default Western Resources' failure to own more than 50% of the Company, (8) waive compliance with the leverage ratio and interest coverage ratio covenants for the fiscal quarters ended September 30, 1999 and December 31, 1999, and (9) provide for an increase in the amount of the commitment by up to $40 million for the purpose of consummating acquisitions approved by Westar Capital.

    Westar Capital also transferred to Protection One certain outstanding debt securities of the Company and a note for payment of certain intercompany amounts owed by Westar Capital to the Company. In March 2000, the note with Westar Capital was reduced by $9.3 million through delivery of additional outstanding debt securities of the Company.

    The carrying amount for the respective debt securities received for the above transactions were as follows:

                                                           February 29           March
             Debt Security (Interest Rate)                 Transaction        Transactions           Total
             -------------------------------------       ----------------    ---------------    ----------------
                                                                              (in thousands)
             Senior Subordinated Discount Notes
             (13.625%)                                       $38,892              $4,832            $43,724
             Convertible Senior Subordinated
             Notes (6.75%)                                    49,550                --               49,550
             Senior Subordinated Notes (8.125%)               46,110              10,000             56,110
                                                         ----------------    ---------------    ----------------
             Totals                                         $134,552            $14,832            $149,384
                                                         ================    ===============    ================

     No gain or loss was recognized on the related party sale of the European operations. Adjustments were made to Additional Paid-In Capital to reflect the amounts that would have been considered gains or losses had the buyer not been a related party. The transactions were approved by the independent directors of the Protection One and Monitoring Boards of Directors upon the recommendation of a special committee of the Protection One Board of Directors. The special committee obtained a "fairness opinion" from an investment banker with regard to the sale of the European operations.

CHANGE IN ESTIMATE OF USEFUL LIFE OF GOODWILL

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

    Customer attrition by business segment for the three months ended March 31, 2000 and 1999 is summarized below:


                                                        CUSTOMER ACCOUNT ATTRITION
                                 --------------------------------------------------------------------------
                                 --------------------------------    --------------------------------------
                                         MARCH 31, 2000                         MARCH 31, 1999
                                 --------------- ----------------    ------------------- ------------------
                                   ANNUALIZED       TRAILING             ANNUALIZED          TRAILING
                                 FIRST QUARTER       TWELVE                FIRST              TWELVE
                                                      MONTH               QUARTER              MONTH
                                 --------------- ----------------    ------------------- ------------------
            North America            11.9%          16.1%                 11.2%               8.9%
            Europe (a)               10.9%          10.2%                  4.4%                (c)
            Multifamily               7.9%           8.3%                  4.9%               4.5%
            Total Company (b)        11.1%          14.3%                 10.0%               8.1%

------------------------

        (a) Europe represents annualized activity through February 29, 2000.
        (b) Does not include Europe.
        (c) European operations were acquired in 1998 and disposed of on February 29, 2000.

    The Company experienced high levels of attrition for the North America segment in 1999 with quarterly annualized attrition reaching peak levels of 19.1% and 16.3% in the third and fourth quarters, respectively. The quarterly annualized attrition rate for North America in the first quarter of 2000 was 11.9% as compared to 11.2% in the first quarter of 1999. Management believes the significant decrease in attrition for North America over the last three quarters is a result of efforts to improve customer service and collections of outstanding accounts. The increase in attrition for Multifamily is partly due to an adjustment to the calculation of attrition for certain accounts related to businesses acquired by Multifamily in 1998.

SEC REVIEW

    As previously disclosed, we were advised by the Division of Corporation Finance of the SEC that, in the view of the staff, there are errors in the Company's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. We had extensive discussions with the SEC staff about the methodology we used to amortize customer accounts, the purchase price allocation to customer accounts in the Network Multifamily and Westinghouse Security Systems acquisitions and other matters. These discussions are continuing. The SEC staff has not indicated it concurs with, nor has the SEC staff determined not to object to, the restatements to the Company's financial statements made in 1999, the change in accounting principle for customer accounts, or the change in estimated useful life goodwill. The Company cannot predict whether the SEC staff will make additional comments or take other action that will further impact its financial statements or the effect or timing of any such action.

DEALER PROGRAM

    The number of accounts being purchased through the dealer program has decreased significantly from over 25,000 in March 1999 to less than 2,500 in March 2000. While our previous customer acquisition strategy relied primarily on the dealer program, our new customer acquisition strategy relies on a more balanced mix of dealers, internal sales, "tuck-in" acquisitions and direct marketing. In February 2000, we started a commission only internal sales program, with a goal of acquiring accounts at a cost lower than our external programs. This program utilizes our existing branch infrastructure in 11 markets. We have therefore decreased our reliance on account generation through the dealer program.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    We separate our business into three reportable segments: North America, Multifamily, and through February 29, 2000, Europe. North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States and Canada. Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings. The Europe segment provided security alarm services in Europe and was sold on February 29, 2000.

         NORTH AMERICA SEGMENT

    We present the table below for comparison of the North America operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

                                                                        THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------------------------------
                                                                       2000                       1999
                                                             ------------------------  --------------------------
            Revenues:                                                      (DOLLARS IN THOUSANDS)
              Monitoring and related services.............       $93,167       96.4%        $95,247        96.2%
              Installation and rental.....................         3,511         3.6          3,770          3.8
                                                             ------------  ----------  -------------  -----------

              Total revenues..............................        96,678       100.0         99,017        100.0


            Cost of revenues:
              Monitoring and related services.............        28,125        29.1         23,833         24.1
              Installation and rental.....................         3,224         3.3          3,561          3.6
                                                             ------------  ----------  -------------  -----------

              Total cost of revenues......................        31,349        32.4         27,394         27.7

                                                             ------------  ----------  -------------  -----------
              Gross profit................................        65,329        67.6         71,623         72.3

            Selling, general and administrative expenses..        26,261        27.2         21,889         22.1
            Acquisition and transition expense............         4,145         4.3          4,719          4.8
            Amortization of intangibles and
              depreciation expense........................        50,843        52.6         35,223         35.5
            Other charges.................................         3,050         3.1          2,000          2.0

                                                             ------------  ----------  -------------  -----------
            Operating income (loss).......................     $(18,970)     (19.6)%         $7,792         7.9%
                                                             ============  ==========  =============  ===========


         2000 COMPARED TO 1999. We had a net decrease of 26,246 customers in the first quarter of 2000 as compared to a net increase of 32,367 customers in the first quarter of 1999. The average customer base for the first quarters of 2000 and 1999 were 1,191,519 and 1,212,231, respectively, or a decrease of 20,712 customers. The decrease in customers is primarily attributable to the significant decrease in the number of accounts being purchased from dealers which has not yet been offset by growth from our other customer acquisition strategies.

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -----------------------------
                                                                                         2000            1999
                                                                                    --------------  -------------
             Beginning Balance, January 1,.......................................       1,204,642      1,196,047
             Additions, net of holdback put backs................................           9,280         66,269
             Customer losses, net of holdback put backs..........................        (35,526)       (33,902)
                                                                                    --------------  -------------
             Ending Balance, March 31,...........................................       1,178,396      1,228,414
                                                                                    ==============  =============

             Annualized quarterly attrition......................................           11.9%          11.2%
                                                                                    ==============  =============

         MONITORING AND RELATED SERVICE REVENUES decreased approximately $2.3 million in the first quarter of 2000 as compared to the first quarter of 1999 due to the smaller average customer base. The average monthly revenue per account based on the average number of customers for the respective period was $26.06 for 2000 and $26.19 for 1999. Although we have had some price increases during the past year, an increase in customer credits issued in the first quarter of 2000 more than offset the higher monthly rates. We issued additional customer credits to maintain customer goodwill because of billing problems encountered when we implemented a new billing and collections system in our Beaverton monitoring station. We believe these problems have been corrected and therefore expect the level of credits to decrease in the second quarter of 2000.

         INSTALLATION AND RENTAL REVENUES consist primarily of revenues generated from our internal installations of new alarm systems. These revenues decreased by approximately $0.26 million or 6.9% from the first quarter of 1999.

         COST OF MONITORING AND RELATED SERVICES REVENUES for the first quarter of 2000 increased by $4.3 million, or 18.0%, to $28.1 million from $23.8 million for the first quarter of 1999. Compensation costs for the monitoring stations increased by approximately $2.7 million due primarily to an increase in personnel from approximately 1,090 to 1,300 employees. The increase in employees is a direct result of our efforts to improve the level of customer service. In addition, telecom costs increased $0.4 million, vehicle costs increased $0.6 million and parts and materials costs increased $0.8 million.

         COST OF INSTALLATION AND RENTAL REVENUES was $0.34 million or 9.5% less than in the first quarter of 1999. These costs as a percentage of installation and rental revenues were approximately 92% for the first quarter of 2000 as compared to approximately 94% for the first quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $4.4 million from $21.9 million in the first quarter of 1999 to $26.3 million in the first quarter of 2000. The increase is generally comprised of an increase in bad debt and collection expenses of approximately $2.1 million, and an increase of $1.6 million in subcontract expense primarily for outside information technology support. We attribute these increases to problems encountered in connection with the implementation of our new billing and collection software which started in November 1999. We believe the significant problems have been resolved and that these costs will decrease in the second quarter.

         ACQUISITION EXPENSES generally decreased due to the reduced level of account acquisitions in the first quarter of 2000 as compared to 1999. In the first quarter of 1999 we acquired nearly 27,000 new accounts, over 90% of which were through the dealer program. In the first quarter of 2000 we acquired 4,239 accounts, approximately 50% of which were through the dealer program. The most significant decrease was third party monitoring expense which dropped from $1.9 million to $0.8 million. This decrease was a direct result of our concentrated effort in late 1999 to move such accounts to our own monitoring stations. The overall decrease was partially offset by increases in costs related to the old dealer program of $1.9 million.

         AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for the first quarter of 2000 increased by $15.6 million, or 44.3%, to $50.8 million from $35.2 million in the first quarter of 1999. As discussed in our 1999 Annual Report on Form 10-K, we changed our amortization method from a 10-year straight line method to a 10-year declining balance method as of the third quarter in 1999. Therefore, the amortization expense for the first quarter of 1999 was calculated using a straight line method whereas the amortization expense for the first quarter of 2000 is calculated using the declining balance method. Subscriber amortization for these periods increased from $26.7 million for the first quarter of 1999 to $32.4 million for the first quarter of 2000.

     As discussed above, we also changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, in amortization expense increased $5.0 million from $6.0 million in the first quarter of 1999 to $11.0 million for the first quarter of 2000. Additionally, in the first quarter of 2000 depreciation expense increased $4.8 million from $2.6 million for the first quarter of 1999 to $7.4 million in the first quarter of 2000. This increase is due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. We have decided to move to another general ledger and accounts receivable system in 2000 which we believe is better suited to our needs. Depreciation charges for the old system have been accelerated so that no remaining costs will be left unamortized when we move to the new systems later in 2000.

         OTHER CHARGES for the first quarter of 1999 consisted of officer's severance costs of $2.0 million. For the first quarter of 2000, these charges consist of $1.5 million for officer's severance and $1.55 million for expenses relating to the sale of the European operations.

         INTEREST EXPENSE, NET for the first quarter was $18.4 million and $17.1 million for 2000 and 1999, respectively. During the first quarter of 1999, borrowings under the Senior Credit Facility rose from $42.4 million to $124.0 million with interest rates as low as 6.2%. During the first quarter of 2000, borrowings under the Senior Credit Facility decreased from $225.0 million to $37.0 million at interest rates ranging from 7.8% to 8.4%. In the first quarter of 1999 we accrued interest charges on the $350 million Senior Subordinated Notes at 8.125%, however, since we have not completed the required exchange offer, the interest rate relating to this debt increased to 8.625% in June 1999. Total debt decreased during the first quarter of 2000 from $1,048.1 million to $702.4 million.

         MULTIFAMILY SEGMENT

     We present the table below for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------------------------------
                                                                               2000                       1999
                                                                     -------------------------   -----------------------
                                                                                    (DOLLARS IN THOUSANDS)

Revenues:
  Monitoring and related services............................             $8,688        85.7%       $8,580         85.8%
  Installation and rental....................................              1,453         14.3        1,416          14.2
                                                                     ------------  -----------   ----------   -----------

  Total revenues.............................................             10,141        100.0        9,996         100.0

Cost of revenues:
  Monitoring and related services............................              1,935         19.1        1,676          16.8
  Installation and rental....................................              1,382         13.6        1,042          10.4
                                                                     ------------  -----------   ----------   -----------

  Total cost of revenues.....................................              3,317         32.7        2,718          27.2

                                                                     -----------  -----------    ----------   ----------
  Gross profit...............................................              6,824         67.3        7,278          72.8
Selling, general and administrative expenses.................              2,702         26.7        2,680          26.8
Amortization of intangibles and depreciation expense.........              3,834         37.8        2,297          23.0
                                                                     ------------  -----------   ----------   -----------

Operating income.............................................               $288         2.8%       $2,301         23.0%
                                                                     ============  ===========   ==========   ===========


         2000 COMPARED TO 1999. We increased our customer base a total of 6,719 customers, or 2.3%, from March 31, 1999 to March 31, 2000. The average customer base was 295,982 for the first quarter of 2000 compared to 288,119 for the first quarter of 1999. The change in Multifamily's customer base for the period is shown below.

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   ------------------------
                                                                                      2000         1999
                                                                                   -----------  -----------


Beginning Balance, January 1,.......................................                  294,960      285,954
Additions, net of holdback put backs................................                    7,868        7,849
Customer losses, net of holdback put backs..........................                   (5,825)      (3,519)
                                                                                   -----------  -----------
Ending Balance .....................................................                  297,003      290,284
                                                                                   ===========  ===========

Annualized quarterly attrition......................................                     7.9%         4.9%
                                                                                   ===========  ===========


         MONITORING AND RELATED SERVICES REVENUES for the first quarter increased by $0.1 million, or 1.2%, to $8.7 million from $8.6 million for the first quarter of 1999.

         COST OF MONITORING AND RELATED REVENUES for the first quarter of 2000 increased by $0.2 million, or 15.4% to $1.9 million from $1.7 million for the first quarter of 1999. Monitoring and related service expenses as a percentage of monitoring and related service revenues increased to 22.2% from 19.5% during 1999. The percentage increase is primarily related to an increase in salaries as a result of the current competitive labor market.

         COST OF INSTALLATION AND RENTAL REVENUES increased by $0.4 million or 32.6% to $1.4 million in the first quarter of 2000 from $1.0 million in the first quarter of 1999. Installation and rental cost of revenues increased primarily due to the significant number of installations in 1999 which used less sophisticated monitoring equipment than Multifamily's standard contracts, combined with the increased use in 2000 of wireless systems which is expected to reduce future service costs.

         AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for the first quarter of 2000 increased by $1.9 million, or 102.5% to $3.8 million in 1999 reflecting a change in estimate of goodwill life to 20 years which will increase annual goodwill amortization by approximately $5 million.

         EUROPE SEGMENT

    The results of operations for the first quarter of 2000 reflect only those results through February 29, 2000. The operating results for the first quarter of 1999 reflect activity for the three months ended March 31, 1999.

                                                                   TWO MONTHS ENDED            THREE MONTHS ENDED
                                                                     FEBRUARY 29,                  MARCH 31,
                                                               --------------------------   -------------------------
                                                                         2000                         1999
                                                               --------------------------   -------------------------
                                                                                (DOLLARS IN THOUSANDS)


Revenues:
  Monitoring and related services............................       $14,316        51.3%        $23,417        59.2%
  Installation and rental....................................        13,588         48.7         16,117         40.8
                                                               -------------  -----------   ------------   ----------

  Total revenues.............................................        27,904        100.0         39,534        100.0

Cost of revenues:
  Monitoring and related services............................         3,702         13.3          4,187         10.6
  Installation and rental....................................         5,504         19.7          7,181         18.2
                                                               -------------  -----------   ------------   ----------

  Total cost of revenues.....................................         9,206         33.0         11,368         28.8

                                                               -------------  -----------   ------------   ----------
  Gross profit...............................................        18,698         67.0         28,166         71.2
Selling, general and administrative expenses.................        12,081         43.3         15,831         40.0
Acquisition and transition expense...........................           217          0.8            148          0.4
Amortization of intangibles and depreciation expense.........         5,420         19.4          5,486         13.9
                                                               -------------  -----------   ------------   ----------

Operating income.............................................          $980         3.5%         $6,701        16.9%
                                                               =============  ===========   ============   ==========

    2000 COMPARED TO 1999. The change in our customer base from January 1, 2000 through February 29, 2000 is shown below:

                                                                            TWO MONTHS
                                                                              ENDED
                                                                           FEBRUARY 29,
                                                                         ----------------
                                                                              2000
                                                                         ----------------
Beginning Balance, January 1,.......................................             123,599
Additions, net of holdback put backs................................               5,718
Customer losses, net of holdback put backs..........................              (2,285)
                                                                         ----------------
Ending Balance .....................................................             127,032
                                                                         ================

Annualized  attrition for two months ended February 29, 2000........               10.9%
                                                                         ================

    Revenues of approximately $4.5 million in the first two months of 2000 and $9.5 million in the first quarter of 1999 were recognized as revenue as a result of ongoing reductions in the liability under recourse obligations. In relation to this revenue, we also recognized interest expense of approximately $1.0 million and $2.7 million and depreciation expense of approximately $0.8 million and $1.6 million for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

    We believe we currently maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash will be generated from a combination of our existing $115.0 million Senior Credit Facility, which had approximately $78 million of availability at March 31, 2000, subject to compliance with the provisions of the debt covenants in the agreement, as well as revenue from our security monitoring customer base which generated $39.0 million of positive EBITDA from the North America and Multifamily operations in the first quarter of 2000. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund our cash needs. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. We believe that presentation of EBITDA enhances an understanding of our financial condition, results of operations and cash flows because EBITDA is used to satisfy our debt service obligations and our capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Our computation of EBITDA may not be comparable to other similarly titled measures of other companies.

    The Senior Credit Facility matures on January 2, 2001. As of May 4, 2000, we have borrowed $49.0 million from this facility. We intend to refinance the Senior Credit Facility with a third party lender prior to the maturity date. There is no assurance we will be able to obtain financing on similar terms with no disruption to our operations or liquidity, or at all.

         OPERATING CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000. Our operating activities provided net cash flows of $13.3 million, a decrease of $21.3 million from the comparable period for 1999, primarily due to a decrease in EBITDA of $16.4 million from $61.8 million in the first quarter of 1999 to
45.4 million in the first quarter of 2000.

         INVESTING CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000. Our investing activities provided net cash flows of $164.8 million in the first quarter of 2000 compared to a use of cash of $108.9 in the first quarter of 1999. This increase is due to the sale of the European operations and certain other investments to Westar Capital for $183.0 million in cash along with $61.0 million in other consideration. We also reduced the purchases of customer accounts and fixed assets by $93.2 million from $111.5 million in the first quarter of 1999 to $18.3 million in the first quarter of 2000.

         FINANCING CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000. We decreased our borrowings under our Senior Credit Facility by $188.0 million. At March 31, 2000 the Senior Credit Facility had a weighted average interest rate of 8.4% and an outstanding balance of $37.0 million.

MATERIAL COMMITMENTS

    We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of March 31, 2000 and as of March 31, 1999:

                                                                      MARCH 31,             MARCH 31,
              DEBT SECURITY                     MATURITY DATE            2000                 1999
------------------------------------------- ---------------------- -----------------     ---------------

Convertible Senior Subordinated
Notes (a)                                      September 2003            $ 53,950            $103,500
Senior Subordinated Discount Notes                June 2005                61,765             107,900
Senior Unsecured Notes                           August 2005              250,000             250,000
Senior Subordinated Notes                       January 2009              293,890             350,000
Senior Credit Facility                          January 2001               37,000             124,000
                                                                   -----------------     ---------------
                                                                         $696,605            $935,400
                                                                   =================     ===============

-----------------

(a) These notes are convertible into Protection One common stock at a price of $11.19 per share, which is currently above the price at which our shares are traded in the public stock markets.

    We are in compliance with the financial covenants under the amended Senior Credit Facility and the indentures for the first quarter of 2000.

    In March 2000, Moody's, S & P and Fitch downgraded their ratings on our outstanding securities with outlook remaining negative. As of May 4, 2000, these ratings were as follows:

                                              Senior                   Senior
                                            Unsecured               Subordinated
                                               Debt                Unsecured Debt
                                         -----------------      ---------------------
                S & P                           B+                       B-
                Moody's                         B2                      Caa1
                Fitch                           B+                       B-

    In April, we purchased an additional $21.9 million face value of our debt securities which resulted in an extraordinary gain, net of tax, of $4.8 million in the second quarter. We may also acquire additional debt securities in the open market or through negotiated transactions based upon market conditions and other factors. We expect that we would also realize an extraordinary gain on extinguishment of debt on any such purchases.

CAPITAL EXPENDITURES

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

    TAX MATTERS

    Protection One is consolidated into income tax returns filed by its parent, Western Resources. The two parties have entered into a tax sharing agreement whereby Western Resources will make cash payments to us for current tax benefits utilized for income tax return purposes and which will require cash payments from us for current tax expenses incurred for income tax return purposes. This arrangement has allowed us to provide a current tax benefit for the year ended December 31, 1999, as well as for the three months ended March 31, 2000. If the Company did not file its taxes on a consolidated basis with Western Resources, the Company's deferred tax assets might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has not experienced any significant changes in its exposure to market risk since December 31, 1999. For additional information on the Company's market risk, see the Form 10-K for the year ended December 31, 1999.

                                     PART II

                           OTHER INFORMATION [UPDATE]

ITEM 1.   LEGAL PROCEEDINGS.

    Information relating to legal proceedings is set forth in Note 6 of the Notes to Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

    None.

ITEM 5.   OTHER INFORMATION.

    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.   [UPDATE]

    (a) Exhibits. The following exhibit is filed with this Current Report on Form 10-Q or incorporated by reference.


    EXHIBIT
    NUMBER        EXHIBIT DESCRIPTION
    ------        -------------------

        27.1   Financial Data Schedule.



---------

(b) During the quarter ended March 31, 2000, the Company filed five Reports on Form 8-K. A Current Report on Form 8-K dated January 18, 2000, reported the receipt of a waiver on Monitoring's Senior Credit Facility until January 31, 2000. A Current Report on Form 8-K dated January 26, 2000, reported Western Resources reached agreement with its banks to eliminate the cross-default provisions relating to the Company. A Current Report on Form 8-K dated February 1, 2000, reported the receipt of a waiver on Monitoring's Senior Credit Facility until February 29, 2000. A current report on Form 8-K dated February 29, 2000, reported the sale of the Company's European operations and certain investments to Westar Capital. A Current Report on Form 8-K dated March 29, 2000, reported fourth quarter and 1999 year-end earnings.

                               SIGNATURES [UPDATE]

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:          May 4, 2000                PROTECTION ONE, INC.
    -------------------------------
                                          PROTECTION ONE ALARM MONITORING, INC.

                                          By:    /s/     Anthony D. Somma
                                             -----------------------------------
                                                         Anthony D. Somma
                                                       Chief Financial Officer

                                  EXHIBIT LIST

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
------            -------------------
 27.1             Financial Data Schedule.