Form 10-Q
period 2000-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2000-08-11
CIK 916230, 916310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or
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

          6011 BRISTOL PARKWAY,                    6011 BRISTOL PARKWAY,
      CULVER CITY, CALIFORNIA 90230            CULVER CITY, CALIFORNIA 90230
    (Address of Principal Executive           (Address of Principal Executive
      Offices, Including Zip Code)              Offices, Including Zip Code)

             (310) 342-6300                           (310) 342-6300
     (Registrant's Telephone Number,          (Registrant's Telephone Number,
          Including Area Code)                      Including Area Code)




    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 2000, Protection One, Inc. had outstanding 126,611,300 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                           FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this Form 10-Q are forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like the Company believes, anticipates, expects or words of similar meaning. Forward-looking statements describe the Company's future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, restructuring the dealer program and the methods of customer acquisition, the implementation of new financial and billing information systems, litigation, the outcome of accounting issues being reviewed by the SEC staff, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest, ability to enter new markets successfully and capitalize on growth opportunities, and accounting matters. What happens in each case could vary materially from what the Company expects because of such things as future economic conditions; legislative developments; competitive markets; and other circumstances affecting anticipated operations, revenues and costs.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2000                1999
                                                                               --------------     ----------------
                            ASSETS
Current assets:
      Cash and cash equivalents........................................          $    3,229          $    7,658
      Restricted cash..................................................                 779              11,175
      Marketable securities............................................                  --               6,664
      Receivables, net.................................................              36,210              71,716
      Inventories......................................................              10,806              12,908
      Prepaid expenses.................................................               2,547               3,471
      Related party tax receivable & current deferred tax assets.......              42,678              59,456
      Other assets.....................................................               3,396              13,332
                                                                                 ----------          ----------
           Total current assets........................................              99,645             186,380
Property and equipment, net............................................              44,778              60,912
Customer accounts, net.................................................             970,688           1,139,066
Goodwill, net..........................................................             919,722           1,101,788
Other..................................................................              25,694              70,089
                                                                                 ----------          ----------
   Total assets........................................................          $2,060,527          $2,558,235
                                                                                 ==========          ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt................................          $   70,909          $   35,498
      Accounts payable.................................................               5,634              23,205
      Accrued liabilities..............................................              49,953              74,248
      Purchase holdbacks...............................................               5,868              20,213
      Deferred revenue.................................................              51,258              61,149
                                                                                 ----------          ----------
           Total current liabilities...................................             183,622             214,313
Long-term debt, net of current portion.................................             593,433           1,077,152
Other liabilities......................................................                 538               4,173
                                                                                 ----------          ----------
   Total liabilities...................................................             777,593           1,295,638

Commitments and contingencies ( See Note 6)

Stockholders' equity:
   Preferred stock, $0.10 par value, 5,000,000 authorized, none
   outstanding.........................................................                  --                  --
   Common stock, $0.01 par value, 150,000,000 shares authorized,
    126,611,300 and 126,945,337 shares issued and outstanding at June 30,
    2000 and December 31, 1999, respectively...........................               1,270               1,269
   Additional paid-in capital..........................................           1,414,409           1,392,750
   Accumulated other comprehensive income, net.........................                (365)             (1,805)
   Accumulated deficit.................................................            (131,579)           (129,617)
   Treasury stock, at cost, 423,500 and no shares at June 30, 2000 and
    December 31, 1999 respectively                                                     (801)                 --
                                                                                 ----------          ----------
           Total stockholders' equity..................................           1,282,934           1,262,597
                                                                                 ----------          ----------
   Total liabilities and stockholders' equity..........................          $2,060,527          $2,558,235
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

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

              (Dollars in thousands, except for per share amounts)
                                   (Unaudited)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                           2000                 1999
                                                                     -----------------    -----------------
Revenues:
      Monitoring and related services.........................             $212,986              $252,807
      Installation and rental.................................               22,965                44,286
                                                                            -------              --------
           Total revenues.....................................              235,951               297,093

Cost of revenues:
      Monitoring and related services.........................               62,978                58,205
      Installation and rental.................................               13,409                23,583
                                                                            -------              --------
           Total cost of revenues.............................               76,387                81,788
                                                                            -------              --------

           Gross profit.......................................              159,564               215,305

Operating expenses:
     Selling, general and administrative expense..............               70,031                83,620
     Amortization of intangibles and depreciation expense.....              115,237                88,356
     Acquisition expense......................................                6,676                11,633
     Severance and other nonrecurring expense.................                3,050                 2,000
                                                                            -------              --------
Total operating expenses......................................              194,994               185,609
                                                                            -------              --------
           Operating income (loss)............................              (35,430)               29,696
Other (income) expense:
      Interest expense, net...................................               33,091                42,015
      Other...................................................                 (291)               (1,015)
                                                                            -------              --------
           Loss before income taxes
              and extraordinary gain..........................              (68,230)              (11,304)
Income tax (expense) benefit..................................               16,995                (1,155)
                                                                            -------              --------
Loss before extraordinary gain................................              (51,235)              (12,459)
  Extraordinary gain, net of tax effect of $26,531............               49,273                    --
                                                                            -------              --------
           Net loss...........................................              $(1,962)             $(12,459)
                                                                            =======              ========

Other comprehensive income (loss):
      Unrealized gain (loss) on marketable securities, net of tax           $   995              $ (1,647)
      Unrealized gain (loss) on currency translation, net of tax                444                (1,093)
                                                                            -------              --------

Comprehensive loss                                                          $  (523)             $(15,199)
                                                                            =======              ========
    Loss per common share                                                   $ (0.40)             $  (0.10)
                                                                            =======              ========
    Extraordinary gain per common share.......................              $  0.38              $     --
                                                                            =======              ========
    Net loss per common share.................................              $ (0.02)             $  (0.10)
                                                                            =======              ========


     Weighted average common shares outstanding (in
thousands)....................................................              126,970               126,862


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

              (Dollars in thousands, except for per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED JUNE 30,
                                                  --------------------------------------------
                                                          2000                   1999
                                                  ---------------------  ---------------------
Revenues:
      Monitoring and related services............      $  96,815               $126,585
      Installation and rental....................          4,413                 22,983
                                                       ---------               --------
           Total revenues........................        101,228                149,568

Cost of revenues:
      Monitoring and related services............         29,216                 29,283
      Installation and rental....................          3,299                 11,832
                                                       ---------               --------
           Total cost of revenues................         32,515                 41,115
                                                       ---------               --------

           Gross profit..........................         68,713                108,453

Operating expenses:
     Selling, general and administrative expense.         28,420                 43,435
     Amortization of intangibles and depreciation
      expense....................................         55,140                 45,350
     Acquisition expense.........................          2,880                  6,767
                                                       ---------               --------
Total operating expenses.........................         86,440                 95,552
                                                       ---------               --------
           Operating income (loss)...............        (17,727)                12,901
Other (income) expense:
      Interest expense, net......................         13,610                 21,844
      Other......................................             (8)                  (671)
                                                       ---------               --------
      Loss before income taxes
       and extraordinary gain....................        (31,329)                (8,272)
Income tax benefit...............................          8,063                    598
                                                       ---------               --------
Loss before extraordinary gain...................        (23,266)                (7,674)
Extraordinary gain, net of tax effect of $9,340..         17,347                     --
                                                       ---------               --------
      Net loss...................................      $  (5,919)              $ (7,674)
                                                       =========               ========

Other comprehensive loss:
      Unrealized loss on marketable securities,
       net of tax................................      $      --               $   (880)
      Unrealized loss on currency translation,
       net of tax................................           (267)                  (312)
                                                       ---------               --------

Comprehensive loss                                     $  (6,186)              $ (8,866)
                                                       =========               ========

      Loss per common share......................      $   (0.18)              $  (0.06)
                                                       =========               ========
      Extraordinary gain per common share........      $    0.13               $     --
                                                       =========               ========
      Net loss per common share..................      $   (0.05)              $  (0.06)
                                                       =========               ========


      Weighted average common shares
outstanding (in thousands).......................        126,952                126,888

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                           --------------------------------------------
                                                                    2000                   1999
                                                           ---------------------  ---------------------
Cash flow from operating activities:
Net loss...............................................          $  (1,962)             $ (12,459)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Extraordinary gain.................................            (49,273)                    --
    Amortization and depreciation......................            115,237                 88,356
    Accretion of discount note interest................             (2,469)                (3,345)
    Deferred income taxes..............................            (17,536)                   904
    Provision for doubtful accounts....................             10,592                  6,092
    Loss on sale of marketable securities..............                 --                    344
    Other charges......................................             (3,512)                 2,000
Changes in assets and liabilities:
    Receivables, net...................................              3,980                 (8,278)
    Other current assets...............................            (10,212)                (3,433)
    Accounts payable...................................               (133)                 4,576
    Other liabilities..................................            (11,216)                (2,824)
                                                                 ---------              ---------
         Net cash provided by operating activities.....             33,496                 71,933
                                                                 ---------              ---------

Cash flows from investing activities:
    Purchase of installed security systems, net........            (20,943)              (154,571)
    Purchase of property and equipment, net............             (7,591)               (19,534)
    Sale of investments................................                 --                  2,540
    Acquisition of alarm companies, net of cash
     received..........................................                 --                (20,722)
    Sale of European operations and other investments..            183,025                     --
                                                                 ---------              ---------
         Net cash provided by (used in) investing
          activities...................................            154,491               (192,287)
                                                                 ---------              ----------

Cash flows from financing activities:
    Repayments on Senior Credit Facility, net..........           (155,000)               129,583
    Payments on long-term debt.........................            (46,518)                (2,067)
    Proceeds from long-term debt.......................              6,087                     --
    Funding from (payment to) Parent...................              3,473                    (50)
    Acquisition of treasury stock......................               (801)                    --
    Stock options and warrants exercised...............                160                    273
                                                                 ---------              ---------
         Net cash provided by (used in) financing
          activities...................................           (192,599)               127,739
                                                                 ---------              ---------
Effect of exchange rate changes on cash and
 equivalents...........................................                183                    571
                                                                 ---------              ---------
         Net increase (decrease) in cash and cash
          equivalents..................................             (4,429)                 7,956
Cash and cash equivalents:
    Beginning of period................................              7,658                 10,025
                                                                 ---------              ---------
    End of period......................................          $   3,229              $  17,981
                                                                 =========              =========

Interest paid during the period........................          $  40,469              $  22,184
                                                                 =========              =========
Taxes paid during the period...........................          $     293              $     256
                                                                 =========              =========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         In the first quarter of 2000, the Company sold its European operations for $225,000 and certain investments for $19,000 to Westar Capital, as discussed in Note 3. In exchange, the Company received $183,025 in cash and $60,975 market value of its outstanding bonds. Also in the first quarter of 2000, the Company received $14,985 market value of its bonds and a $14,198 note receivable from Westar Capital for payment of the Company's 1998 income tax receivable of $20,287 and an intercompany receivable of $8,896. Westar Capital repaid all but $223 of the note by delivering $13,975 in market value of the Company's debt securities in March and April of 2000. The balance of the note was repaid in April.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION:

    Protection One, Inc., a Delaware corporation ("Protection One" or the "Company"), is a holding company principally engaged through its subsidiaries in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business subscribers in North America, and until February 29, 2000, the United Kingdom and Continental Europe.

    Westar Capital, Inc. ("Westar Capital"), a wholly owned subsidiary of Western Resources, Inc. ("Western Resources"), owns approximately 85% of the Company's common stock. The accompanying unaudited consolidated financial statements include the accounts of Protection One and its wholly owned subsidiaries.

    The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). See
Note 6 below regarding discussions with the SEC staff concerning certain accounting matters.

    In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

    The Company expects to adopt two new statements on January 1, 2001. SFAS No. 133 and No. 137, "Accounting for Derivative Instruments and Hedging Activities" establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the derivative's fair value will be required to be recognized currently in earnings unless specific hedge accounting criteria are met. In addition, the statements will require the Company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not traditionally been required to utilize derivative instruments in managing its business. Therefore, management has not yet determined what, if any, impact these pronouncements will have upon adoption.

    Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.       CHANGE IN ACCOUNTING ESTIMATE:

    The excess of the cost over the fair value of net assets of businesses acquired is recorded as goodwill. The Company has historically amortized goodwill on a straight-line basis over 40 years. In the first quarter of 2000, the Company re-evaluated the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful life of goodwill. The Company concluded that due to continued losses, increased levels of attrition experienced in 1999 and other factors, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, is being amortized over its remaining useful life based on a 20-year life. The resulting increase in annual goodwill amortization on the Company's existing account base will be approximately $24,000 for North America and $6,000 for Multifamily. The additional goodwill recorded for Europe prior to its sale on February 29, 2000 was approximately $1,000.

    The change in estimate resulted in additional goodwill amortization for the three months and six months ended June 30, 2000 of $7,428 and $15,396 respectively. The resulting reduction to net income for those periods was $6,523 and $13,587 respectively, or a decrease in earnings per share of $0.05 and $0.11, respectively.

    Goodwill amortization expense for the six months ended June 30, 2000 and June 30, 1999, was $28,409 and $15,951, respectively. Goodwill amortization expense for the three months ended June 30, 2000 and June 30, 1999, was $13,512 and $7,481, respectively.

3.       RELATED PARTY SALE AND AMENDMENT TO REVOLVING CREDIT AGREEMENT:

     On February 29, 2000, the Company sold its European operations and certain investments to Westar Capital. The consideration received was approximately $244,000, comprised of approximately $183,025 in cash and certain of the Company's outstanding debt securities Westar Capital had acquired in open market purchases for approximately $60,975. As part of the agreement, Westar Capital agreed to pay Protection One a portion of the net gain, if any, on a subsequent sale of the business on a declining basis over the four years following the closing. The cash proceeds of the sale were used to reduce the $240,000 outstanding balance under the $250,000 Senior Credit Facility between the Company and Westar Capital.

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

    Westar Capital also transferred to the Company $14,985 market value of the Company's debt securities and a note in the amount of $14,198 in payment of the Company's 1998 income tax receivable of $20,287 and an intercompany receivable of $8,896. Westar Capital repaid all but $223 of the note by delivering
$13,975 in market value of the Company's debt securities in March and April 2000. The balance of the note was repaid in April 2000.

     The carrying amount for the respective debt securities received for the above transactions were as follows:

                                            February 29        Settlement
Debt Security (Interest Rate)               Transaction          of Note           Total
-------------------------------------    -----------------    --------------   --------------
Senior   Subordinated  Discount
Notes (13.625%)                              $ 38,892             $ 4,832        $ 43,724
Convertible Senior Subordinated
Notes (6.75%)                                  49,550                  --          49,550
Senior    Subordinated    Notes
(8.125%)                                       46,110              17,500          63,610
                                             --------             -------        --------
Totals                                       $134,552             $22,332        $156,884
                                             ========             =======        ========

     An extraordinary gain of $32.4 million net of tax of $17.4 million was recorded on the extinguishment of the debt securities received in these transactions, however no gain or loss was recognized on the related party sale of the European operations. Adjustments were made to Additional Paid-In Capital to reflect the amounts that would have been considered gains or losses had the buyer not been a related party. The transactions were approved by the independent directors of the Protection One and Monitoring Boards of Directors upon the recommendation of a special committee of the Protection One Board of Directors. The special committee obtained a "fairness opinion" from an investment banker with regard to the sale of the European operations.

         PRO FORMA FINANCIAL INFORMATION:

     The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2000 and June 30, 1999 assume the sale of the European operations occurred on January 1, 1999.

                                                                    SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------------
                                                                      2000             1999
                                                               ----------------------------------
                Revenues......................................         $208,046        $216,096
                Loss before extraordinary item................          (47,196)         (8,174)
                Net income (loss).............................            2,076          (8,174)
                Net income (loss) per common share (basic and
                  diluted):
                  Loss before extraordinary item..............             (.37)           (.06)
                  Net income (loss)...........................              .02            (.06)

     The pro forma financial information is not necessarily indicative of the results of operations had the sale of the European operations to Westar Capital been reflected for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

     The following unaudited proforma consolidated assets and liabilities as of December 31, 1999 assume the sale occurred on December 31, 1999.

                                                                   DECEMBER 31, 1999
                                                                ----------------------
                Total assets..................................              $2,247,479
                Total liabilities.............................               1,078,570

4.       CUSTOMER ACCOUNTS:

    The following reflects the changes in the Company's investment in customer accounts (at cost) for the following periods:

                                                                    Six Months Ended                Year Ended
                                                                      June 30, 2000              December 31, 1999
                                                                ------------------------      -----------------------
                Beginning customer accounts, net                        $ 1,139,066                   $ 1,031,956
                Acquisition of customer accounts, net                        21,716                       333,195
                Amortization of customer accounts, net                      (70,692)                     (189,214)
                Purchase holdbacks and other                                (11,596)                      (36,871)
                Sale of European operations                                (107,806)                           --
                                                                ------------------------      -----------------------
                Total customer accounts                                 $   970,688                   $ 1,139,066
                                                                ========================      =======================

    Accumulated amortization of the investment in customer accounts at June 30, 2000 and December 31, 1999 was $349,937 and $307,600 respectively. At December 31, 1999 accumulated amortization excluding Europe was $282,399.

    In conjunction with certain purchases of customer accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying losses of the acquired customer accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. The estimated amount to be paid at the end of the holdback period is capitalized and an equivalent current liability established at the time of purchase. As of June 30, 2000 and December 31, 1999, purchase holdbacks were $5,868 and $20,213, respectively.

5.       DEBT:

    During the first six months of 2000, the Company reduced outstanding debt by $446,083. The reduction included extinguishing debt securities in the face amount of $221,349 for less than carrying value resulting in an extraordinary gain of $49,273 net of tax of $26,531. The decrease resulted primarily from the $183,025 reduction of the Senior Credit Facility and the extinguishment of $134,552 in debt securities received in the sale of the European operations and related party transactions, as discussed in Note 3. In the second quarter of 2000, the Company used available cash and borrowings under the Senior Credit Facility to purchase $70,497 of debt securities from Westar Capital and in open market transactions for less than carrying value resulting in an extraordinary gain of $17,347 net of tax of $9,340. See Note 8 below.

    As of June 30, 2000 and December 31, 1999, total borrowings under the Senior Credit Facility were $70,000 and $225,000, respectively. The remaining availability under this facility as of June 30, 2000 and December 31, 1999 was $45,000 and $25,000, respectively. The Company's ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0. At June 30, 2000, these ratios were approximately 4.2 to 1.0 and 2.7 to 1.0, respectively.

    The indentures governing the Company's outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company's ability to incur indebtedness. The Company is in compliance with all covenants contained in these indentures.

6.       COMMITMENTS AND CONTINGENCIES:

    The Company, its subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring"), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, RONALD CATS, ET AL V. PROTECTION ONE, INC., ET AL., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. In March 2000, plaintiffs filed a Second Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through November 12, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and
Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against Western Resources and Westar Capital as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 12, 2000, the Company and the other defendants filed motions to dismiss in part the Amended Complaint. These motions are currently pending. The Company believes that all the claims asserted in the Amended Complaint are without merit and intends to defend against them vigorously. We cannot currently predict the impact of this litigation which could be material.

    Six Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled TOTAL SECURITY SOLUTIONS, INC., ET AL. V. PROTECTION ONE ALARM MONITORING, INC., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. On June 23, 2000, the Court denied plaintiffs' motion to have collective arbitration. As of August 7, 2000, none of these dealers individually has commenced arbitration.

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

    The Company is a party to claims and matters of litigation incidental to the normal course of its business. Additionally, the Company receives notices of consumer complaints filed with various state agencies. The Company has developed a dispute resolution process for addressing these administrative complaints. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of such matters will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

SEC REVIEW

    As previously disclosed, the Company has been advised by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission that, in its view, there are errors in the Company's previously filed financial statements that are material and which, in the view of the Staff, have had the effect of inflating reported earnings commencing with the year ended December 31, 1997. The Company has had extensive discussions with the Staff and exchanged numerous letters extending over a period of more than 18 months about the purchase price allocated to intangible customer accounts in the Multifamily and Westinghouse Security Systems acquisitions, the methodology used to amortize intangible customer accounts and other matters. In the Company's Form 10-Q for the quarter ended September 30 1999, the Company disclosed that it restated its financial statements for 1998 and for the quarters ended March 31, 1999 and June 30, 1999 to reallocate portions of the initial purchase price for acquired businesses in our Multifamily business segment. The reallocations involved an increase of the amount allocated to customer accounts by $19,000, a reduction of goodwill by $13,000 and an increase in deferred taxes payable by $6,000. In addition, following the conclusion of a comprehensive review of its amortization policy undertaken during the third quarter of 1999, the Company changed the method historically used for amortizing the cost of customer accounts for the North American and Europe customer pools. The method used for these pools changed from a straight-line amortization over ten years to a ten-year 130% declining balance method in the case of the North America pool and a 125% declining balance method in the case of the Europe pool. The adoption of the declining balance method effectively shortened the estimated expected average customer life of these two customer pools. For further discussion of these changes and their effect on the Company's financial results reference is made to the Company's Form 10-Q for the quarter ended September 30, 1999.

    Following the announcement of these changes, the Company had no further communications from the Staff until April 4, 2000 when in response to its inquiry concerning processing of filings by Protection One, the Staff resumed its inquiry on these matters.

    In a letter from the SEC Staff dated May 16, 2000, the Staff stated that "the information that [Protection One] provided strongly suggests the presence of departures from GAAP in Western Resources' accounting for the acquisition of [Westinghouse Security Systems], and in the subsequent accounting for those acquired assets by [Protection One]." More specifically, the Staff's letter states that it is concerned that Western Resources and Protection One "improperly inflated" reported earnings following the Westinghouse Security Systems acquisition. This letter also contains comments and requests for information concerning the initial and final valuation of Westinghouse Security Systems' customer accounts, the $12,750 write down of the value of customer accounts acquired from Westinghouse Security Systems that was recorded in the fourth quarter of 1997, shortening of the estimated life of customer accounts acquired from Westinghouse Security Systems no later than the end of 1997 and the valuation of acquired alarm monitoring software.

    The Company responded by letter dated May 31, 2000 to each of the comments contained in the Staff`s May 16th letter, indicated its strong disagreement with the views of the Staff and stated its belief that there are no issues of "inflated earnings," "departures from GAAP," or "errors" in its historic financial statements. The Company's independent public accountants, Arthur Andersen LLP, indicated they concurred with the accounting decisions of Protection One.

    After another exchange of letters in June as a result of which the Company supplied more information to the Staff, on July 6, 2000, Company personnel and their advisors met with members of the Staff.

    Thereafter, in a letter dated July 7, 2000 the Staff stated that Protection One's financial statements should be "revised to reflect corrections of accounting errors and revisions of disclosures" as more fully discussed in the July 7th letter. The Staff's letter discussed six areas which it believed required changes. Four of those areas relate to the acquisition of the security business of Westinghouse. The remaining two areas related to the accounting for ordinary amortization of security accounts and the accounting for the effects of unanticipated customer attrition. Among other things, the Staff stated its view that aspects of the Company's accounting for the acquisition of the Westinghouse security business "could" be indicative of "manipulative intent"--a statement with which the Company strongly disagrees.

    By letter dated July 25, 2000, Protection One advised the Staff of Protection One's strong disagreement with the views of the Staff regarding these accounting matters. Arthur Andersen LLP has reviewed the correspondence, been consulted on responses to the SEC and have confirmed to the SEC Staff that they are not aware of modifications needed to fairly present the Company's historical financial statements.

    On July 25, 2000, the Staff advised the Company orally that this matter had been referred to the Enforcement Division of SEC for consideration. The Company has not been contacted by the staff of the Division of Enforcement. By letter dated July 27, 2000, the Staff advised the Company that they had reviewed Protection One's letter of July 25th and requested that Protection One amend its filings "in a manner that is fully responsive to our July 7th letter without further delay." The Staff advised that if amendments were not filed promptly, they would consider what action, if any, would be appropriate under the circumstances. In the Company's July 25th letter, the Company requested the opportunity to meet again together with more senior members of the Staff to discuss these matters further. A meeting with the Staff is being arranged.

    At present, the Company is unable to predict the outcome of its disagreements with the Staff. To date, discussions with the Staff have occurred over 18 months and the process of resolving these matters could extend over a protracted period. Were the Company to make revisions to its financial statements, based upon its understanding of the Staff's request (the Staff has never indicated what values alternative to the ones used by Protection One it would find to be acceptable), such revisions would result in a material adverse effect on the Company's financial position and results of operations. The Company cannot predict what action the Staff may take, including enforcement action, that will further impact the Company or its financial statements, or the effect or timing of any such action if taken.


7.       SEGMENT REPORTING:

    The Company's reportable segments include North America, Multifamily and until February 29, 2000, Europe. North America provides residential, commercial and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States and Canada. Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings. The Europe segment provided security alarm services to residential and business customers in Europe.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's 1999 Form 10-K. The Company manages its business segments based on earnings before interest, income taxes, depreciation and amortization (EBITDA).

                         SIX MONTHS ENDED JUNE 30, 2000
                             (Dollars in thousands)

                                                                     North
                                                                     -----
                                                                    America    Multifamily     Europe(2)    Consolidated
                                                                    -------    -----------     ---------    ------------
     Revenues.................................................     $188,456       19,591        27,904        235,951
     EBITDA...................................................       68,220        8,237         6,400         82,857
     Amortization of intangibles and depreciation expense.....      102,098        7,719         5,420        115,237
     Other(1).................................................        3,050           --            --          3,050
     Operating income (loss)..................................      (36,928)         518           980        (35,430)

                         SIX MONTHS ENDED JUNE 30, 1999
                             (Dollars in thousands)

                                                                     North
                                                                     -----
                                                                    America    Multifamily     Europe     Consolidated
                                                                    -------    -----------     ------     ------------
     Revenues.................................................     $196,865      $19,231       $80,997     $297,093
     EBITDA...................................................       88,371        8,145        23,536      120,052
     Amortization of intangibles and depreciation expense.....       72,876        4,615        10,865       88,356
     Other(1).................................................        2,000           --            --        2,000
     Operating income.........................................       13,495        3,530        12,671       29,696


                        THREE MONTHS ENDED JUNE 30, 2000
                             (Dollars in thousands)

                                                                     North
                                                                     -----
                                                                    America    Multifamily     Europe(2)    Consolidated
                                                                    -------    -----------     -------    ------------
     Revenues.................................................      $91,777        9,451            --      101,228
     EBITDA...................................................       33,297        4,116            --       37,413
     Amortization of intangibles and depreciation expense.....       51,255        3,885            --       55,140
     Operating income (loss)..................................      (17,958)         231            --      (17,727)


                        THREE MONTHS ENDED JUNE 30, 1999
                             (Dollars in thousands)

                                                                     North
                                                                     -----
                                                                    America    Multifamily     Europe     Consolidated
                                                                    -------    -----------     ------     ------------
     Revenues.................................................      $98,870       $9,235       $41,463     $149,568
     EBITDA...................................................       43,356        3,547        11,348       58,251
     Amortization of intangibles and depreciation expense.....       37,653        2,318         5,379       45,350
     Operating income.........................................        5,703        1,229         5,969       12,901


(1) "Other" includes employee severance in 1999, and employee severance and costs related to the sale of the European operations in 2000.
(2) Information for Europe is for the two months ended February 29, 2000.

8.       RELATED PARTY TRANSACTIONS:

    The Company is a party to a marketing agreement with Paradigm Direct LLC ("Paradigm"). Westar Capital has a 40% ownership interest in Paradigm. For the three and six months ended June 30, 2000, the Company expensed $1,087 and $2,267 for marketing services provided by Paradigm pursuant to the marketing agreement. The pilot program contemplated by the marketing agreement concluded on June 30, 2000 with unsatisfactory results. The Company is currently evaluating modifications to the marketing and customer acquisition strategies developed by Paradigm. At June 30, 2000, the Company has a refundable prepaid balance with Paradigm of approximately $921.

    For the three and six months ended June 30, 2000, the Company incurred charges of approximately $738 and $2,353, respectively, for administrative and other services provided by Western Resources pursuant to a service agreement. At June 30, 2000, the Company had a net intercompany balance due to Western Resources of $2,583 primarily for these services.

    At June 30, 2000, the Company had outstanding borrowings of $70,000 from the Senior Credit Facility with Westar Capital. During the six months ended June 30, 2000, interest expense of $4,601 was accrued on borrowings from this facility and total interest payments of $4,987 were made to Westar Capital.

    The Company purchased approximately $59,520 of its outstanding debt securities from Westar Capital during the first six months of 2000, $45,065 of which were purchased in the three months ended June 30, 2000. This includes debt securities received in settlement of the note receivable discussed in Note 3. These purchases resulted in an extraordinary gain of $15,342 net of tax of $8,261 for the six months ended June 30, 2000 and $11,843 net of tax of $6,377 for the three months ended June 30, 2000.

    See Note 3 above for a discussion of the sale of the Company's European operations to Westar Capital.

9.       INCOME TAXES:

     The income tax benefit recorded for the six-month period ended June 30, 2000 is approximately 25% of the pre-tax loss. This rate represents the expected effective rate for 2000. The difference between the expected annual effective rate of 25% and the federal statutory rate of 35% is primarily attributable to non-deductible goodwill amortization. The Company has a tax sharing agreement with Western Resources which allows it to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return. If the Company did not file its taxes on a consolidated basis with Western Resources, the Company's deferred tax assets might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.

10.      UNREALIZED GAINS AND LOSSES:

     The following reflects the changes in unrealized gains and losses in marketable securities and in currency fluctuations for the six-months ended June 30, 2000:

     Unrealized loss on marketable securities                        $ (1,202)
         Less:   reclassification  adjustment  for
         losses  included  in  sale  of   European
         operations                                                     2,830
                                                                    ------------
     Net unrealized gain                                             $  1,628
                                                                    ============

     Unrealized loss on currency translation                         $ (1,681)
         Less:   reclassification  adjustment  for
         losses  included  in  sale  of   European
         operations                                                     2,421
                                                                    ------------
     Net unrealized gain                                             $    740
                                                                    ============



11.      RECENT DEVELOPMENTS:

     On March 28, 2000, Western Resources Board of Directors approved the separation of its electric utility business from its non-electric businesses. On May 18, 2000, Western Resources announced that its Board of Directors had authorized management to explore strategic alternatives for the electric utility business. Western Resources indicated that it currently expects to identify a strategic partner for the electric business prior to year end. Western Resources also indicated that the non-electric businesses are expected to consist of the approximate 85% ownership interest in the Company, an approximate 45% ownership interest in ONEOK Inc., a Tulsa-based natural gas company, a 100% ownership interest in Protection One Europe (formerly the Europe segment of the Company), and a 40% ownership in Paradigm Direct LLC, and other investments. The Company can give no assurances as to whether or when the separation or the strategic transaction may occur.

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

OVERVIEW

    Protection One is one of the leading providers of property monitoring services, providing electronic monitoring and maintenance of its alarm systems to over 1.4 million customers in North America. We also provide our residential customers with enhanced services that include:

    -   extended service protection;

    -   patrol and alarm response;

    -   two-way voice communication;

    -   medical information service; and

    -   cellular back-up.

    Approximately 85% of our revenues are contractually recurring for monitoring alarm security systems and other related services.

    Our principal activity is responding to the security and safety needs of our customers. Our revenues are generated primarily from recurring monthly payments for monitoring and servicing the alarm systems that are installed in our customers' homes and businesses. Security systems are designed to detect burglaries, fires and other events. Through a network of approximately 70 service branches and satellite offices we provide repair service of security systems and, in certain markets, armed response to verify that an actual emergency has occurred.

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


    Our company is divided into two business segments:

    PROTECTION ONE NORTH AMERICA ("North America") generated approximately $188.5 million, or 79.9%, of our revenues in the first six months of 2000 and is comprised of Protection One Alarm Monitoring-our core alarm monitoring business based in Culver City, California.

    MULTIFAMILY generated approximately $19.6 million, or 8.3%, of our revenues in the first six months of 2000 and is comprised of our alarm monitoring business servicing the multifamily/apartment market based in Addison, Texas.

    On February 29, 2000, we sold Protection One Europe ("Europe") which generated approximately $27.9 million of revenues through February 29, 2000. Europe was comprised of:

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

    Westar Capital also transferred to the Company $14.9 million market value of the Company's debt securities and a note in the amount of $14.2 million for payment of the Company's 1998 income tax receivable of $20.3 million and an intercompany receivable of $8.9 million. Westar Capital repaid all but $0.2 million of the note by delivering $14.0 million in market value of the Company's debt securities in March and April of 2000. The balance of the note was repaid in April 2000.

    The carrying amount for the respective debt securities received for the above transactions were as follows:

                                                      February 29           Settlement
        Debt Security (Interest Rate)                 Transaction            of Note             Total
        -------------------------------------       ---------------       --------------     --------------
                                                    (in thousands)        (in thousands)     (in thousands)
        Senior  Subordinated   Discount
        Notes (13.625%)                                 $38,892              $ 4,832            $ 43,724
        Convertible Senior Subordinated
        Notes (6.75%)                                    49,550                   --              49,550
        Senior    Subordinated    Notes
        (8.125%)                                         46,110               17,500              63,610
                                                       --------              -------            --------
        Totals                                         $134,552              $22,332            $156,884
                                                       ========              =======            ========

     An extraordinary gain of $32.4 million net of tax of $17.4 million was recorded on the extinguishment of the debt securities received in these transactions, however no gain or loss was recognized on the related party sale of the European operations. Adjustments were made to Additional Paid-In Capital to reflect the amounts that would have been considered gains or losses had the buyer not been a related party. The transactions were approved by the independent directors of the Protection One and Monitoring Boards of Directors upon the recommendation of a special committee of the Protection One Board of Directors. The special committee obtained a "fairness opinion" from an investment banker with regard to the sale of the European operations.

CHANGE IN ESTIMATE OF USEFUL LIFE OF GOODWILL

     In the first quarter, we re-evaluated the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful life of goodwill. Management concluded that due to continued losses, increased levels of attrition experienced in 1999 and other factors, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, will be amortized over its remaining useful life based on a 20-year life. On our existing account base, we anticipate that this will result in an increase in annual goodwill amortization of approximately $24 million for North America and $6 million for Multifamily. The additional goodwill recorded for Europe prior to its sale on February 29, 2000 was approximately $1 million.

ATTRITION

     Subscriber attrition has a direct impact on our results of operations since it affects both our revenues and amortization expense. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of certain adjustments, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. The adjustments made to lost accounts are primarily related to those accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. We do not reduce the gross accounts lost during a period by "move in" accounts, which are accounts where a new customer moves into a home installed with the Company's security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a residence monitored by a competitor requests that the Company provide monitoring services.

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

    Customer attrition by business segment for the periods ended June 30, 2000 and 1999 are summarized below:

                                                    CUSTOMER ACCOUNT ATTRITION
                             --------------------------------------------------------------------------
                                      JUNE 30, 2000                          JUNE 30, 1999
                             --------------------------------    --------------------------------------
                               ANNUALIZED       TRAILING             ANNUALIZED          TRAILING
                                 SECOND          TWELVE                SECOND             TWELVE
                                QUARTER           MONTH               QUARTER              MONTH
                             --------------------------------    --------------------------------------
    North America                 14.2%          15.5%                 15.9%               11.9%
    Multifamily                   16.1%           9.9%                  9.7%                5.9%
    Total Company *               14.6%          14.4%                 14.8%               10.8%

------------------------

             *  Does not include Europe segment.

    The Company experienced high levels of attrition for the North America segment in 1999 with quarterly annualized attrition reaching peak levels of 15.9%, 19.1% and 16.3% in the second, third and fourth quarters, respectively. The quarterly annualized attrition rate for North America in the first quarter of 2000 was 11.9% as compared to 11.2% in the first quarter of 1999. The quarterly annualized attrition rate for North America in the second quarter of 2000 increased to 14.2% from 11.9% in the first quarter but decreased from the 1999 second quarter attrition rate of 15.9%. Management believes the general decline in attrition for North America from the peak levels in 1999 is a result of efforts to improve customer service and collections of outstanding accounts. The increase in the attrition rate for Multifamily in the second quarter of 2000 is due to nonpayment of approximately 7,000 subscribers related to one developer. Had these accounts not attrited, the annualized attrition for Multifamily would have been approximately 7.2% and the twelve months trailing attrition percentage for Multifamily would have been approximately 7.5%. The Company is pursuing contractual remedies for nonpayment of these accounts.

     In the second quarter we identified customer accounts which were incorrectly entered into our system, represent duplicate existing accounts or represent accounts for which credit and collection activities have not occurred. We have reported in our balance of customer accounts all accounts recorded in our billing system as customers. We currently have approximately 30,000 accounts which we are analyzing and will adjust our customer base appropriately either by reducing the number of accounts reported or by including such accounts in our reported attrition. We do not expect any material adverse effect on our financial statements or results of operations because we do not record revenue on these accounts until received.

CUSTOMER CREATION AND MARKETING

    For the three and six months ended June 30, 2000, our North America segment added 11,259 and 24,988 accounts, respectively, and our Multifamily segment added 11,252 and 19,120 accounts, respectively. While our previous customer acquisition strategy relied primarily on the dealer program, our new customer acquisition strategy relies on a mix of dealers, internal sales, "tuck-in" acquisitions and direct marketing.

    The number of accounts being purchased through the dealer program decreased significantly from 126,779 for the six months ended June 30, 1999 to 14,334 for the six months ended June 30, 2000. For the three months ended June 30, 2000, the dealer program produced 4,922 accounts, or approximately 44% of the total number of accounts purchased during such period. We expect small increases in the number of accounts purchased through the dealer program over the remainder of 2000. In February 2000, we started a commission only internal sales program, with a goal of acquiring accounts at a cost lower than our external programs. We currently have a commissioned sales force of approximately 160 persons which we plan to expand through the remainder of the year. This program utilizes our existing branch infrastructure in 54 markets. The internal sales program generated 6,196 accounts in the three months ended June 30, 2000. We expect the number of accounts produced by this program to increase as it becomes more established. Our pilot program with Paradigm Direct LLC which utilized direct marketing to produce customer accounts was concluded on June 30, 2000 with unsatisfactory results. We are currently evaluating modifications to the marketing and customer acquisition strategies developed by Paradigm.

SEC REVIEW

    As we have previously disclosed, we have been advised by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission that, in its view, there are errors in our previously filed financial statements that are material and which, in the view of the Staff, have had the effect of inflating reported earnings commencing with the year ended December 31, 1997. We have had extensive discussions with the Staff and exchanged numerous letters extending over a period of more than 18 months about the purchase price allocated to intangible customer accounts in the Multifamily and Westinghouse Security Systems acquisitions, the methodology we used to amortize intangible customer accounts and other matters. In our Form 10-Q for the quarter ended September 30 1999, we disclosed that we restated our financial statements for 1998 and for the quarters ended March 31, 1999 and June 30, 1999 to reallocate portions of the initial purchase price for acquired businesses in our Multifamily business segment. The reallocations involved an increase of the amount allocated to customer accounts by $19 million, a reduction of goodwill by $13 million and an increase in deferred taxes payable by $6 million. In addition, following the conclusion of a comprehensive review of our amortization policy undertaken during the third quarter of 1999, we changed the method we had historically used for amortizing the cost of customer accounts for our North American and Europe customer pools. The method used for these pools changed from a straight-line amortization over ten years to a ten-year 130% declining balance method in the case of the North America pool and a 125% declining balance method in the case of the Europe pool. The adoption of the declining balance method effectively shortened the estimated expected average customer life of these two customer pools. For further discussion of these changes and their effect on our financial results reference is made to our Form 10-Q for the quarter ended September 30, 1999.

    Following our announcement of these changes, we had no further communications from the Staff until April 4, 2000 when in response to our inquiry concerning processing of filings by Protection One, the Staff resumed its inquiry on these matters.

    In a letter from the SEC Staff dated May 16, 2000, the Staff stated that "the information that [Protection One] provided strongly suggests the presence of departures from GAAP in Western Resources' accounting for the acquisition of [Westinghouse Security Systems], and in the subsequent accounting for those acquired assets by [Protection One]." More specifically, the Staff's letter states that it is concerned that Western Resources and Protection One "improperly inflated" reported earnings following the Westinghouse Security Systems acquisition. This letter also contains comments and requests for information concerning the initial and final valuation of Westinghouse Security Systems' customer accounts, the $12.75 million write down of the value of customer accounts acquired from Westinghouse Security Systems that was recorded in the fourth quarter of 1997, shortening of the estimated life of customer accounts acquired from Westinghouse Security Systems no later than the end of 1997 and the valuation of acquired alarm monitoring software.

    We responded by letter dated May 31, 2000 to each of the comments contained in the Staff`s May 16th letter, indicated our strong disagreement with the views of the Staff and stated our belief that there are no issues of "inflated earnings," "departures from GAAP," or "errors" in our historic financial statements. Our independent public accountants, Arthur Andersen LLP, indicated they concurred with the accounting decisions of Protection One.

    After another exchange of letters in June as a result of which we supplied more information to the Staff, on July 6, 2000, Company personnel and our advisors met with members of the Staff.

    Thereafter, in a letter dated July 7, 2000 the Staff stated that Protection One's financial statements should be "revised to reflect corrections of accounting errors and revisions of disclosures" as more fully discussed in the July 7th letter. The Staff's letter discussed six areas which it believed required changes. Four of those areas relate to the acquisition of the security business of Westinghouse. The remaining two areas related to the accounting for ordinary amortization of security accounts and the accounting for the effects of unanticipated customer attrition. Among other things, the Staff stated its view that aspects of our accounting for the acquisition of the Westinghouse security business "could" be indicative of "manipulative intent"--a statement with which we strongly disagree.

    By letter dated July 25, 2000, Protection One advised the Staff of Protection One's strong disagreement with the views of the Staff regarding these accounting matters. Arthur Andersen LLP has reviewed the correspondence, been consulted on responses to the SEC and have confirmed to the SEC Staff that they are not aware of modifications needed to fairly present our historical financial statements.

    On July 25, 2000, the Staff advised us orally that this matter had been referred to the Enforcement Division of SEC for consideration. We have not been contacted by the staff of the Division of Enforcement. By letter dated July 27, 2000, the Staff advised us that they had reviewed Protection One's letter of July 25th and requested that Protection One amend its filings "in a manner that is fully responsive to our July 7th letter without further delay." The Staff advised that if amendments were not filed promptly, they would consider what action, if any, would be appropriate under the circumstances. In our July 25th letter, we had requested the opportunity to meet again together with more senior members of the Staff to discuss these matters further. A meeting with the Staff is being arranged.

    At present, we are unable to predict the outcome of our disagreements with the Staff. To date, our discussions with the Staff have occurred over 18 months and the process of resolving these matters could extend over a protracted period. Were we to make revisions to our financial statements, based upon our understanding of the Staff's request (the Staff has never indicated what values alternative to the ones used by Protection One it would find to be acceptable), such revisions would result in a material adverse effect on our financial position and results of operations. We cannot predict what action the Staff may take, including enforcement action, that will further impact us or our financial statements, or the effect or timing of any such action if taken.

OPERATING RESULTS

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

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         NORTH AMERICA SEGMENT

    We present the table below for comparison of the North America operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of our total revenues so that you can make comparisons about the relative change in revenues and expenses.

                                                             SIX MONTHS ENDED JUNE 30,
                                                ----------------------------------------------------
                                                         2000                        1999
                                                ------------------------  --------------------------
                                                              (DOLLARS IN THOUSANDS)
  Revenues:
    Monitoring and related services..........      $181,291       96.2%       $189,357        96.2%
    Installation and rental..................         7,165         3.8          7,508          3.8
                                                ------------  ----------  -------------  -----------
    Total revenues...........................       188,456       100.0        196,865        100.0

  Cost of revenues:
    Monitoring and related services..........        55,365        29.4         45,930         23.3

    Installation and rental..................         5,793         3.1          6,965          3.6
                                                ------------  ----------  -------------  -----------
    Total cost of revenues...................        61,158        32.5         52,895         26.9
                                                ------------  ----------  -------------  -----------
    Gross profit.............................       127,298        67.5        143,970         73.1

  Selling, general and administrative
    expenses.................................        52,619        27.9         44,707         22.7
  Acquisition and transition expense.........         6,459         3.4         10,892          5.5
  Amortization of intangibles and
    depreciation expense.....................       102,098        54.2         72,876         37.0
  Other charges..............................         3,050         1.6          2,000          1.0
                                                ------------  ----------  -------------  -----------
  Operating income (loss)....................     $(36,928)     (19.6)%        $13,495         6.9%
                                                ============  ==========  =============  ===========

         2000 COMPARED TO 1999. We had a net decrease of 62,112 customers in the first two quarters of 2000 as compared to a net increase of 50,717 customers in the first two quarters of 1999. The average customer base for the first six months of 2000 and 1999 was 1,173,586 and 1,221,406 respectively, or a decrease of 47,820 customers. The decrease in customers is primarily attributable to the significant decrease in the number of accounts being purchased from dealers which has not yet been offset by growth from our other customer acquisition strategies. We do not expect our customer acquisitions to replace all accounts lost through attrition at least through the remainder of 2000. Accordingly, our total customer base is likely to decline based upon historical rates of attrition which is likely to result in declining revenues. Our current focus remains on the completion of our current infrastructure projects, the development of cost effective marketing programs and the generation of positive cash flow, all of which we believe will build the foundation for future growth.

    The following table shows the change in the North America customer account base:

                                                                         SIX MONTHS ENDED(1)
                                                                         ------------------
                                                                             JUNE 30,
                                                                             --------
                                                                        2000            1999
                                                                   --------------  -------------
  Beginning Balance, January 1,.................................       1,204,642      1,196,047
  Additions.....................................................          24,988        142,631
  Customer losses not guaranteed with holdback put backs........        (76,612)       (83,239)
  Customer losses guaranteed with holdback put backs............        (10,488)        (8,675)
                                                                   --------------  -------------
  Ending Balance ..............................................       1,142,530      1,246,764
                                                                   ==============  =============

  Annualized attrition..........................................           13.1%          13.6%
                                                                   ==============  =============

(1) See "Attrition" for discussion of possible adjustment.

         MONITORING AND RELATED SERVICE REVENUES decreased approximately $8.1 million in the first six months of 2000 as compared to the first six months of 1999 primarily due to the decline in our customer base. An additional factor was the issuance of more customer credits during the first six months of 2000 as compared to 1999. A significant portion of these credits were goodwill credits issued to customers in the first quarter as a result of billing problems encountered when we implemented a new billing and collections system in our Beaverton monitoring station late in 1999. The problems with this system have been corrected and the issuance of credits for this purpose has decreased.

         INSTALLATION AND RENTAL REVENUES consist primarily of revenues generated from our internal installations of new alarm systems. These revenues decreased by approximately $0.34 million or 4.6% from the first half of 1999.

         COST OF MONITORING AND RELATED SERVICES REVENUES for the first six months of 2000 increased by $9.4 million, or 20.5%, to $55.3 million from $45.9 million for the first six months of 1999. Compensation costs for the monitoring stations increased by approximately $3.6 million due primarily to an increase in personnel. The increase in employees is a direct result of our efforts to improve the level of customer service. Parts and materials costs increased by $2.5 million, telecom costs increased $1.0 million and vehicle costs increased $0.7 million

         COST OF INSTALLATION AND RENTAL REVENUES was $1.2 million or 16.8% less than in the first half of 1999. These costs as a percentage of installation and rental revenues were approximately 81% for the first half of 2000, as compared to approximately 93% for the first half of 1999. Parts and materials decreased by $1.5 million.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $7.9 million from $44.7 million in the first half of 1999 to $52.6 million in the first half of 2000. Bad debt and collection expenses increased approximately $3.4 million as a result of an increased focus on collecting aged trade receivables. Subcontract expense for outside information technology support increased approximately $2.6 million due primarily to work performed in connection with the implementation of our new billing and collection software which started in November 1999. Sales commission expense increased $0.6 million as a result of the expansion of our internal commissioned sales force. In addition, telecom costs increased $1.0 million.

         ACQUISITION EXPENSES decreased $4.4 million in the first half of 2000 from $10.9 million in the first half of 1999 to $6.5 million. During these respective periods for 2000 and 1999, third party monitoring costs decreased by $2.4 million, signs and decals expense decreased by $1.8 million, printing expense decreased by $0.9 million and compensation expense decreased by $0.8 million. These decreases are a direct result of the significant decline in the number of new accounts acquired from 142,631 in the first six months of 1999 to 24,988 accounts acquired in the first six months of 2000. This decline is primarily due to the restructuring of our dealer program. Partially offsetting these decreases in 2000 were $1.6 million in costs related to winding down the old dealer program, along with an increase of $0.5 million in reprogramming expense. The decrease in third party monitoring expense and associated increase in reprogramming expense are a result of our concentrated effort in late 1999 to move such accounts to our own monitoring stations.

         AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for the first half of 2000 increased by $29.2 million, or 40.1%, to $102.1 million from $72.9 million in the first half of 1999. As discussed in our 1999 Annual Report on Form 10-K, we changed our amortization method from a 10-year straight line method to a 10-year declining balance method as of the third quarter in 1999. Therefore, the amortization expense for the first half of 1999 was calculated using a straight line method whereas the amortization expense for the first half of 2000 is calculated using the declining balance method. Subscriber amortization for these periods increased from $55.8 million for the first half of 1999 to $65.0 million for the first half of 2000.

     As discussed above, we also changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, our amortization expense increased $10.7 million from $11.4 million in the first half of 1999 to $22.1 million for the first half of 2000. Additionally, in the first half of 2000, depreciation expense increased $9.2 million from $5.7 million for the first half of 1999 to $14.9 million. This increase is due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. We have decided to move to another general ledger and accounts receivable system in 2000 which we believe is better suited to our needs.

         OTHER CHARGES for the first half of 1999 consisted of officer's severance costs of $2.0 million. For the first half of 2000, these charges consist of $1.5 million for officer's severance and $1.55 million for expenses relating to the sale of the European operations.

         INTEREST EXPENSE, NET for the first six months of 2000 and 1999 was $32.2 million and $35.9 million, respectively. During the first half of 1999, borrowings under the Senior Credit Facility increased from $42.4 million to $172.0 million with interest rates ranging from 6.19% to 7.75%. During the first half of 2000, borrowings under the Senior Credit Facility decreased from $225.0 million to $70.0 million at interest rates ranging from 7.8% to 8.9%. In the first half of 1999, we accrued interest charges on the $350 million Senior Subordinated Notes at 8.125%, however, since we have not completed the required exchange offer, the interest rate relating to this debt increased to 8.625% in June 1999. Total debt decreased during the first half of 2000 from $1.1 billion to $664 million, a decrease of $446 million.

         MULTIFAMILY SEGMENT

     We present the table below for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------------------------
                                                                               2000                       1999
                                                                     -------------------------   -----------------------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues:
  Monitoring and related services............................            $17,379        88.7%      $16,982         88.3%
  Installation and rental....................................              2,212         11.3        2,249          11.7
                                                                     ------------  -----------   ----------   -----------
  Total revenues.............................................             19,591        100.0       19,231         100.0

Cost of revenues:
  Monitoring and related services............................              3,911         20.0        3,438          17.9
  Installation and rental....................................              2,112         10.8        1,785           9.3
                                                                     ------------  -----------   ----------   -----------
  Total cost of revenues.....................................              6,023         30.8        5,223          27.2

                                                                     ------------  -----------   ----------   ----------
  Gross profit...............................................             13,568         69.2       14,008          72.8
Selling, general and administrative expenses.................              5,331         27.2        5,550          28.8
Acquisition and transition expense...........................                 --           --          313           1.6
Amortization of intangibles and depreciation expense.........              7,719         39.4        4,615          24.0
                                                                     ------------  -----------   ----------   -----------
Operating income.............................................               $518         2.6%       $3,530         18.4%
                                                                     ============  ===========   ==========   ===========

         2000 COMPARED TO 1999. We increased our customer base a total of 6,188 customers from June 30, 1999 to June 30, 2000. The average customer base is 295,649 for the first half of 2000 compared to 288,052 for the first half of 1999. The change in Multifamily's customer base for the period is shown below.

                                                                                       SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   ------------------------
                                                                                      2000         1999
                                                                                   -----------  -----------
          Beginning Balance, January 1,.......................................        294,960      285,954
          Additions...........................................................         19,120       14,782
          Customer losses.....................................................       (17,742)     (10,586)
                                                                                   -----------  -----------
          Ending Balance .....................................................        296,338      290,150
                                                                                   -----------  -----------

          Annualized attrition................................................          12.0%         7.4%
                                                                                   ===========  ===========

         The increase in the attrition rate for Multifamily for the six months ended June 30, 2000 is due to nonpayment of approximately 7,000 subscribers related to one developer. Had these accounts not attrited, the annualized quarterly attrition would have been approximately 7.2%. The Company is pursuing contractual remedies for nonpayment of these accounts.

         MONITORING AND RELATED SERVICES REVENUES for the first half of 2000 increased by $0.4 million, or 2.3%, to $17.4 million from $17.0 million for the first half of 1999 due primarily to the larger customer base in 2000.

         COST OF MONITORING AND RELATED REVENUES for the first half of 2000 increased by $.5 million, or 13.8% to $3.9 million from $3.4 million for the first half of 1999. Monitoring and related service expenses, as a percentage of monitoring and related service revenues, increased to 22.5% for the first six months of 2000 from 20.2% for the first six months of 1999. This increase is primarily related to higher employment costs resulting from the current competitive labor market and an increase in claims experience on our self funded medical insurance plan.

         COST OF INSTALLATION AND RENTAL REVENUES increased by $.3 million or 18.3% to $2.1 million from $1.8 million in 1999. Installation and rental cost of revenues, as a percentage of installation and rental revenues, increased to 95.5% in the first six months of 2000 from 79.4% in the first six months of 1999. This increase is primarily due to the significant number of installations in 1999 which used less sophisticated monitoring equipment than Multifamily's standard contracts, combined with the increased use in 2000 of wireless systems, which are more expensive but expected to reduce future service costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE decreased 4.0% or $.2 million in 2000 to $5.3 million from $5.5 million as a result of a temporary decline in the sales force.

         AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for the first half of 2000 increased by $3.1 million, or 67.3% from $4.6 million in 1999 to $7.7 million in 2000. This increase is primarily due to the change in estimate of goodwill life from 40 years to 20 years resulting in an increase in goodwill amortization expense of $2.3 million. Subscriber amortization increased by $0.8 million due to the increasing customer base being amortized.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         NORTH AMERICA SEGMENT

    We present the table below for comparison of the North America operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

                                                           THREE MONTHS ENDED JUNE 30,
                                                ---------------------------------------------------
                                                         2000                       1999
                                                ------------------------  -------------------------
                                                              (DOLLARS IN THOUSANDS)
  Revenues:
    Monitoring and related services..........       $88,124       96.0%        $95,132       96.2%
    Installation and rental..................         3,653         4.0          3,738         3.8
                                                ------------  ----------  -------------  ----------
    Total revenues...........................        91,777       100.0         98,870       100.0

  Cost of revenues:
    Monitoring and related services..........        27,240        29.7         22,872        23.1
    Installation and rental..................         2,569         2.8          3,413         3.5
                                                ------------  ----------  -------------  ----------
    Total cost of revenues...................        29,809        32.5         26,285        26.6

                                                ------------  ----------  -------------  ----------
    Gross profit.............................        61,968        67.5         72,585        73.4

  Selling, general and administrative                25,791        28.1         23,056        23.3
    expenses.................................
  Acquisition and transition expense.........         2,880         3.1          6,173         6.2
  Amortization of intangibles and
    depreciation expense.....................        51,255        55.8         37,653        38.1
                                                ------------  ----------  -------------  ----------
  Operating income (loss)....................     $(17,958)     (19.5)%         $5,703        5.8%
                                                ============  ==========  =============  ==========

         2000 COMPARED TO 1999. We had a net decrease of 35,866 customers in the second quarter of 2000 as compared to a net increase of 18,350 customers in the second quarter of 1999. The average customer base for the second quarters of 2000 and 1999 was 1,160,463 and 1,237,589, respectively, or a decrease of 77,126 customers. The decrease in customers is primarily attributable to the significant decrease in the number of accounts being purchased from dealers which has not yet been offset by growth from our other customer acquisition strategies. We do not expect our customer acquisitions to replace customers lost through attrition at least through the remainder of 2000. Accordingly, our total customer base is likely to decline based upon historical rates of attrition which is likely to result in declining revenues. Our current focus remains on the completion of our current infrastructure projects, the development of cost effective marketing programs, and the generation of positive cash flow, all of which we believe will build the foundation for future growth.

    The following table shows the change in the North America customer account base:

                                                                                      THREE MONTHS ENDED(1)
                                                                                      ---------------------
                                                                                              JUNE 30
                                                                                              -------
                                                                                       2000             1999
                                                                                   -------------   -------------
            Beginning Balance, April 1..........................................      1,178,396       1,228,414
            Additions...........................................................         11,259          72,498
            Customer losses not guaranteed with holdback putbacks...............       (41,086)        (49,337)
            Customer losses guaranteed with holdback putbacks...................        (6,039)         (4,811)
                                                                                   -------------   -------------
            Ending Balance ....................................................      1,142,530       1,246,764
                                                                                   =============   =============

            Annualized quarterly attrition......................................          14.2%           15.9%
                                                                                   =============   =============

(1) See "Attrition" for discussion of possible adjustment.

         MONITORING AND RELATED SERVICE REVENUES decreased approximately $7.0 million in the second quarter of 2000 as compared to the second quarter of 1999 primarily due to the decline in our customer base. An additional factor was the issuance of more customer credits during the second quarter of 2000 compared to 1999.

         INSTALLATION AND RENTAL REVENUES consist primarily of revenues generated from our internal installations of new alarm systems. These revenues decreased by approximately $0.1 million or 2.3% from the second quarter of 1999.

         COST OF MONITORING AND RELATED SERVICES REVENUES for the second quarter of 2000 increased by $4.4 million, or 19.1%, to $27.2 million from $22.9 million for the second quarter of 1999. Compensation costs for the monitoring stations increased by approximately $1.4 million due primarily to an increase in personnel. The increase in employees is a direct result of our efforts to improve the level of customer service. In addition, parts and materials costs increased by $1.8 million and telecom costs increased $0.6 million.

         COST OF INSTALLATION AND RENTAL REVENUES was $0.84 million or 24.7% less than in the second quarter of 1999. These costs as a percentage of installation and rental revenues were approximately 70% for the second quarter of 2000 as compared to approximately 91% for the second quarter of 1999. Parts and materials decreased by $1.2 million. Partially offsetting this decrease, compensation and subcontract labor costs increased approximately $0.3 million.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $2.7 million from $23.1 million in the second quarter of 1999 to $25.8 million in the second quarter of 2000. Bad debt and collection expenses increased $1.3 million as a result of an increased focus on collecting aged receivables. Subcontract expense related to outside information technology support increased approximately $1.0 million due primarily to work performed in connection with the implementation of our new billing and collection software. Sales commission expense increased
$0.9 million as a result of the expansion of our internal commissioned sales force.

         ACQUISITION EXPENSES decreased $3.3 million in the second quarter of 2000 from $6.2 million in the second quarter of 1999 to $2.9 million. During these respective periods for 2000 and 1999, third party monitoring costs decreased by $1.3 million, signs and decals expense decreased by $1.3 million, printing expense decreased by $0.7 million and compensation expense decreased by $0.3 million. These decreases are a direct result of the significant decline in the number of new accounts acquired from 72,498 in the three months ended June 30, 1999 to 11,259 accounts acquired in the three months ended June 30, 2000. This decline is primarily due to the restructuring of our dealer program. Partially offsetting these decreases in 2000, were $0.2 million in costs related to winding down the old dealer program, along with an increase of $0.4 million in reprogramming expense. The decrease in third party monitoring expense and associated increase in reprogramming expense are a result of our concentrated effort in late 1999 to move such accounts to our own monitoring stations.

         AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for the second quarter of 2000 increased by $13.6 million, or 36.1%, to $51.3 million from $37.7 million in the second quarter of 1999. As discussed in our 1999 Annual Report on Form 10-K, we changed our amortization method from a 10-year straight line method to a 10-year declining balance method effective in the third quarter in 1999. Therefore, the amortization expense for the second quarter of 1999 was calculated using a straight line method whereas the amortization expense for the second quarter of 2000 is calculated using the declining balance method. Subscriber amortization for these periods increased from $29.1 million for the second quarter of 1999 to $32.6 million for the second quarter of 2000.

     As discussed above, we also changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, in amortization expense increased $5.7 million from $5.4 million in the second quarter of 1999 to $11.1 million for the second quarter of 2000. Additionally, in the second quarter of 2000 depreciation expense increased $4.5 million from $3.1 million for the second quarter of 1999 to $7.6 million in the second quarter of 2000. This increase is due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. We have decided to move to another general ledger and accounts receivable system in 2000 which we believe is better suited to our needs.

         INTEREST EXPENSE, NET for the second quarter was $13.6 million and $18.8 million for 2000 and 1999, respectively. During the second quarter of 1999, borrowings under the Senior Credit Facility rose from $124.0 million to $172.0 million with interest rates ranging from 6.19% to 7.75%. During the second quarter of 2000, the Senior Credit Facility increased from $37.0 million to $70.0 million at interest rates ranging from 8.4% to 8.9%. For most of the second quarter of 1999, we accrued interest charges on the $350 million Senior Subordinated Notes at 8.125%, however, since we have not completed the required exchange offer, the interest rate relating to this debt increased to 8.625% in June 1999. Total debt decreased by $38.3 million during the second quarter of 2000 from $702.4 million to $664.1 million.

         MULTIFAMILY SEGMENT

     We present the table below for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                     ---------------------------------------------------
                                                                               2000                       1999
                                                                     -------------------------   -----------------------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues:
  Monitoring and related services............................             $8,691        92.0%       $8,402        91.0%
  Installation and rental....................................                760          8.0          833          9.0
                                                                     ------------  -----------   ----------   ----------
  Total revenues.............................................              9,451        100.0        9,235        100.0

Cost of revenues:
  Monitoring and related services............................              1,976         20.9        1,761         19.1
  Installation and rental....................................                730          7.8          768          8.3
                                                                     ------------  -----------   ----------   ----------
  Total cost of revenues.....................................              2,706         28.7        2,529         27.4

                                                                      -----------  -----------   ----------   ----------
  Gross profit...............................................              6,745         71.3        6,706         72.6
Selling, general and administrative expenses.................              2,629         27.8        2,846         30.8
Acquisition and transition expense...........................                 --           --          313          3.4
Amortization of intangibles and depreciation expense.........              3,885         41.1        2,318         25.1
                                                                     ------------  -----------   ----------   ----------
Operating income.............................................               $231         2.4%       $1,229        13.3%
                                                                     ============  ===========   ==========   ==========

         2000 COMPARED TO 1999. We increased our customer base a total of 6,188 customers, or 2.1%, from June 30, 1999 to June 30, 2000. The average customer base was 296,671 for the second quarter of 2000 compared to 290,217 for the second quarter of 1999. The change in Multifamily's customer base for the period is shown below.

                                                                                                 THREE MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                              ------------------------
                                                                                                 2000         1999
                                                                                              -----------  -----------
           Beginning Balance, April 1,.........................................                  297,003      290,284
           Additions...........................................................                   11,252        6,933
           Customer losses.....................................................                 (11,917)      (7,067)
                                                                                              -----------  -----------
           Ending Balance .....................................................                  296,338      290,150
                                                                                              ===========  ===========

           Annualized quarterly attrition......................................                    16.1%         9.7%
                                                                                              ===========  ===========

         The increase in the attrition rate for Multifamily for the six months ended June 30, 2000, is due to nonpayment of approximately 7,000 subscribers related to one developer. Had these accounts not attrited, the annualized quarterly attrition would have been approximately 6.6%. The Company is pursuing contractual remedies for nonpayment of these accounts.

         MONITORING AND RELATED SERVICES REVENUES for the second quarter of 2000 increased by $0.3 million, or 3.4%, to $8.7 million from $8.4 million for the second quarter of 1999 due primarily to the larger customer base in 2000.

         COST OF MONITORING AND RELATED REVENUES for the quarter ending June 30, 2000 increased by $.2 million, or 12.2% to $2.0 million from $1.8 million for the second quarter of 1999. Monitoring and related service expenses as a percentage of monitoring and related service revenues increased to 22.7% for the quarter ended June 30, 2000 from 21.0% for the quarter ended June 30, 1999. This is primarily due to increased employment costs resulting from the current competitive labor market and increased claims experience on our self funded medical insurance plan.

         COST OF INSTALLATION AND RENTAL REVENUES decreased by $0.04 million or 4.9% to $0.73 million in the second quarter of 2000 from $0.77 million in the second quarter of 1999.

         AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for the second quarter in 2000 increased by $1.6 million, or 67.6% from $2.3 million in 1999 to $3.9 million in 2000. This increase is primarily due to the change in estimate of goodwill life from 40 to 20 years resulting in an increase in goodwill amortization expense of $1.1 million. Subscriber amortization increased by $0.4 million due to the increasing customer base being amortized.

LIQUIDITY AND CAPITAL RESOURCES

     We believe we currently maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash will be generated from a combination of our existing $115.0 million Senior Credit Facility, which had approximately $45 million of availability at June 30, 2000, subject to compliance with the provisions of the debt covenants in the agreement, as well as revenue from our security monitoring customer base which generated $76.4 million of positive EBITDA from the North America and Multifamily operations in the first six months of 2000. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund our cash needs. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. We believe that presentation of EBITDA enhances an understanding of our financial condition, results of operations and cash flows because EBITDA is used to satisfy our debt service obligations and our capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Our computation of EBITDA may not be comparable to other similarly titled measures of other companies.

     The Senior Credit Facility matures on January 2, 2001. As of July 31, 2000, we had borrowed $70.0 million from this facility. We intend to renew or refinance the Senior Credit Facility prior to the maturity date. Since the Senior Credit Facility was last renewed, interest rates have increased and market conditions for comparable borrowers have become more difficult. There is no assurance we will be able to renew the facility or obtain new financing on similar terms with no disruption to our operations or liquidity, or at all.

         OPERATING CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000. Our operating activities provided net cash flows of $33.5 million, a decrease of $38.4 million from the comparable period for 1999, primarily due to a decrease in EBITDA of $37.1 million from $120.0 million for the first six months of 1999 to $82.9 million for the first six months of 2000.

         INVESTING CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000. Our investing activities provided net cash flows of $154.5 million in the first six months of 2000 compared to a use of cash of $192.3 million in the first six months of 1999. This increase is due to the sale of the European operations and certain other investments to Westar Capital for $183.0 million in cash along with $61.0 million in other consideration. We also reduced the purchases of customer accounts and fixed assets by $145.6 million from $174.1 million in the first six months of 1999 to $28.5 million in the first six months of 2000.

         FINANCING CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000. We decreased our net borrowings under our Senior Credit Facility by $155.0 million during the first six months of 2000. We paid down $183.0 million as a result of the sale of our European operations to Westar Capital. Excluding this transaction, we had net borrowings of $28.0 million under our Senior Credit Facility during the first six months of 2000. We also repurchased certain of our outstanding debt securities with cash outlays totaling $46.4 million during this period. At June 30, 2000 the Senior Credit Facility had a weighted average interest rate of 8.9% and outstanding borrowings of $70.0 million.

     During the second quarter of 2000 we purchased 423,500 shares of our outstanding common stock for a total of $0.8 million. These shares are reflected in our equity section of the balance sheet as treasury stock, at cost. We may continue to acquire additional shares of our common stock based upon market conditions and other factors.

     We may also continue to acquire additional debt securities in the open market or through negotiated transactions based upon market conditions and other factors. We expect that we would also realize an extraordinary gain on extinguishment of debt on any such purchases.

MATERIAL COMMITMENTS

     We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of June 30, 2000 and as of June 30, 1999.

                                                                       JUNE 30,             JUNE 30,
              DEBT SECURITY                     MATURITY DATE            2000               1999 (b)
------------------------------------------------------------------------------------     ----------------
                                                                    (in thousands)        (in thousands)
Convertible Senior Subordinated
Notes (a)                                      September 2003            $ 28,185            $103,500
Senior Subordinated Discount Notes                June 2005                49,826             107,900
Senior Unsecured Notes                           August 2005              250,000             250,000
Senior Subordinated Notes                       January 2009              262,040             350,000
Senior Credit Facility                          January 2001               70,000             172,000
                                                                   -----------------     ----------------
                                                                         $660,051            $983,400
                                                                   =================     ================

-----------------

(a) These notes are convertible into Protection One common stock at a price of $11.19 per share, which is currently above the price at which our shares are traded in the public stock markets.
(b) Excludes the debt of our European segment which was sold to Westar Capital on February 29, 2000.

     We are in compliance with the financial covenants under the amended Senior Credit Facility and the indentures for the second quarter ended June 30, 2000.

     In March 2000, Moody's, S & P and Fitch downgraded their ratings on our outstanding securities with outlook remaining negative. As of August 3, 2000, these ratings were as follows:

                                  Senior                   Senior
                                Unsecured               Subordinated
                                   Debt                Unsecured Debt
                             -----------------      ---------------------
    S & P                           B+                       B-
    Moody's                         B2                      Caa1
    Fitch                           B+                       B-


CAPITAL EXPENDITURES

     We anticipate making capital expenditures of approximately $55 million in 2000. Of such amount, we believe we will invest approximately $35 million to acquire customer accounts, $10 million to complete the development and installation of our new software platforms, $5 million for replacement of vehicles, and $5 million for other capital items. Capital expenditures for 2001 and 2002 are expected to be approximately $123 million each year of which approximately $108 million would be to acquire accounts and $15 million for vehicles and other capital items. These estimates are prepared for planning purposes and may be revised. Actual expenditures for these and possibly other items not presently anticipated may vary from these estimates during the course of the years presented.

    TAX MATTERS

      Protection One is consolidated into income tax returns filed by its parent, Western Resources. The two parties have entered into a tax sharing agreement whereby Western Resources will make cash payments to us for current tax benefits utilized for income tax return purposes and which will require cash payments from us for current tax expenses incurred for income tax return purposes. This arrangement has allowed us to provide a current tax benefit for the year ended December 31, 1999, as well as for the six months ended June 30, 2000. If the Company did not file its taxes on a consolidated basis with Western Resources, the Company's deferred tax assets might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.

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

    None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

    The 2000 annual meeting of Protection One, Inc.'s stockholders (the "Annual Meeting") was held on May 23, 2000. All directors nominated were elected at the Annual Meeting. For the election of directors, the results were as follows:

                  Nominee                          Votes For                  Votes Withheld
           John B. Dicus                           124,123,953                   43,356
           Howard A. Christensen                   124,118,240                   49,069
           Maria de Lourdes Duke                   124,117,495                   49,814
           Ben M. Enis                             124,118,940                   48,369
           Donald A. Johnston                      124,119,350                   47,959
           John H. Robinson, Jr.                   124,122,950                   44,359
           Carl M .Koupal, Jr.                     123,105,488                1,061,821
           Douglas T. Lake                         123,106,733                1,060,576
           Annette M. Beck                         124,116,998                   50,311
           Anthony D. Somma                        124,122,940                   44,369
           James Q. Wilson                         124,124,043                   43,266

ITEM 5.   OTHER INFORMATION.

    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits. The following exhibit is filed with this Current Report on Form 10-Q or incorporated by reference.


    EXHIBIT
    NUMBER    EXHIBIT DESCRIPTION
    -------   -------------------
       27.1   Financial Data Schedule.

------------

(b) During the quarter ended June 30, 2000, the Company filed one Current Report on Form 8-K dated May 9, 2000, which reported on a presentation to analysts in New York, New York.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:       August 10, 2000              PROTECTION ONE, INC.
     -------------------------------     PROTECTION ONE ALARM MONITORING, INC.

                                         By:   /s/   Anthony D. Somma
                                            ---------------------------------
                                                     Anthony D. Somma
                                                  Chief Financial Officer