Form 10-Q/A
period 2000-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2000-10-26
CIK 916230, 916310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       or
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

                                EXPLANATORY NOTE


     The undersigned hereby amend their quarterly report on Form 10-Q for the quarterly period ended March 31, 2000 (filed on May 5, 2000), as follows:

     (a) Note 5 to the financial statements included in Item 1 of Part I is amended to change the amount of the debt reduction in the first quarter to $407,689, as correctly reflected in the balance sheet as of March 31,2000.

     (b) The discussion of acquisition expenses in the section including the comparison of operating results for the three months ended March 31, 2000 to March 31, 1999 is amended to change the number of customer accounts acquired in the first quarter from 4,239 customers to 13,729 customers. The correct number of acquired accounts was used for purposes of all attrition calculations.

     (c) Part II is amended to delete the word "update" when used in the headings appearing therein.

                                     PART I


ITEM 1.   FINANCIAL STATEMENTS


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5    DEBT:

     During the first quarter of 2000 the Company's outstanding debt decreased by $407,689. The decrease resulted primarily from the $183,025 reduction of the Senior Credit Facility and the extinguishment of debt securities received in the sale of the European operations and related party transactions, as discussed in
Note 3. In March 2000, the Company used available cash to pay down an additional $20,000 of the Senior Credit Facility and also purchased an additional $6,000 face value of the Senior Subordinated Discount Notes. The total first quarter extraordinary gain from this extinguishment of debt and the extinguishment of the debt securities received in the transactions with Westar Capital is $31,926, net of tax of $17,191.

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

The indentures governing the Company's outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company's ability to incur indebtedness. The Company is in compliance with all covenants contained in these indentures

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

                                                           THREE MONTHS ENDED MARCH 31,
                                                ----------------------------------------------------
                                                         2000                       1999
                                                ------------------------  --------------------------
  Revenues:                                                   (DOLLARS IN THOUSANDS)
    Monitoring and related services..........       $93,167        96.4%       $95,247         96.2%
    Installation and rental..................         3,511         3.6          3,770          3.8
                                                ------------  ----------  -------------  -----------
    Total revenues...........................        96,678       100.0         99,017        100.0

  Cost of revenues:
    Monitoring and related services..........        28,125        29.1         23,833         24.1
    Installation and rental..................         3,224         3.3          3,561          3.6
                                                ------------  ----------  -------------  -----------
    Total cost of revenues...................        31,349        32.4         27,394         27.7
                                                ------------  ----------  -------------  -----------
    Gross profit.............................        65,329        67.6         71,623         72.3

  Selling, general and administrative
    expenses.................................        26,261        27.2         21,889         22.1
  Acquisition and transition expense.........         4,145         4.3          4,719          4.8
  Amortization of intangibles and
    depreciation expense.....................        50,843        52.6         35,223         35.5
  Other charges..............................         3,050         3.1          2,000          2.0
                                                ------------  ----------  -------------  -----------
  Operating income (loss)....................     $ (18,970)      (19.6)%       $7,792          7.9%
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

     ACQUISITION EXPENSES generally decreased due to the reduced level of account acquisitions in the first quarter of 2000 as compared to 1999. In the first quarter of 1999 we acquired nearly 27,000 new accounts, over 90% of which were through the dealer program. In the first quarter of 2000 we acquired 13,729 accounts, approximately 50% of which were through the dealer program. The most significant decrease was third party monitoring expense which dropped from $1.9 million to $0.8 million. This decrease was a direct result of our concentrated effort in late 1999 to move such accounts to our own monitoring stations. The overall decrease was partially offset by increases in costs related to the old dealer program of $1.9 million.

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

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------------------------------
                                                                               2000                       1999
                                                                     -------------------------   -----------------------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues:
  Monitoring and related services............................             $8,688         85.7%      $8,580          85.8%
  Installation and rental....................................              1,453         14.3        1,416          14.2
                                                                     ------------  -----------   ----------   -----------
  Total revenues.............................................             10,141        100.0        9,996         100.0

Cost of revenues:
  Monitoring and related services............................              1,935         19.1        1,676          16.8
  Installation and rental....................................              1,382         13.6        1,042          10.4
                                                                     ------------  -----------   ----------   -----------
  Total cost of revenues.....................................              3,317         32.7        2,718          27.2

                                                                     ------------  -----------   ----------   -----------
  Gross profit...............................................              6,824         67.3        7,278          72.8
Selling, general and administrative expenses.................              2,702         26.7        2,680          26.8
Amortization of intangibles and depreciation expense.........              3,834         37.8        2,297          23.0
                                                                     ------------  -----------   ----------   -----------

Operating income.............................................               $288          2.8%      $2,301          23.0%
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

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             ------------------------
                                                                                2000         1999
                                                                             -----------  -----------
     Beginning Balance, January 1,.......................................       294,960      285,954
     Additions, net of holdback put backs................................         7,868        7,849
     Customer losses, net of holdback put backs..........................        (5,825)      (3,519)
                                                                             ===========  ===========
     Ending Balance .....................................................       297,003      290,284
                                                                             ===========  ===========

     Annualized quarterly attrition......................................           7.9%         4.9%
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
                                                               =============  ===========   ============   ==========

     2000 Compared to 1999. The change in our customer base from January 1, 2000 through February 29, 2000 is shown below:


                                                                             TWO MONTHS
                                                                               ENDED
                                                                            FEBRUARY 29,
                                                                            ------------
                                                                                2000
                                                                             -----------
     Beginning Balance, January 1,.......................................       123,599
     Additions, net of holdback put backs................................         5,718
     Customer losses, net of holdback put backs..........................        (2,285)
                                                                             -----------
     Ending Balance .....................................................       127,032
                                                                             ===========

     Annualized  attrition for two months ended February 29, 2000........          10.9%
                                                                             ===========

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

Date:   October 26, 2000               PROTECTION ONE, INC.
     ----------------------            PROTECTION ONE ALARM MONITORING, INC.

                                       By:  /s/ Anthony D. Somma
                                           ----------------------------
                                                Anthony D. Somma
                                             Chief Financial Officer