Form 10-Q
period 2000-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2000-11-07
CIK 916230, 916310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       or
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




     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 1, 2000, Protection One, Inc. had outstanding 126,305,100 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

                           FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Form 10-Q are forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like the Company believes, anticipates, expects or words of similar meaning. Forward-looking statements describe the Company's future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, restructuring the dealer program and the methods of customer acquisition, the implementation of new financial and billing information systems, litigation, the outcome of accounting issues being reviewed by the SEC staff, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest, ability to enter new markets successfully and capitalize on growth opportunities, and accounting matters. What happens in each case could vary materially from what the Company expects because of such things as future economic conditions; legislative developments; the possible separation of Westar Industries, Inc. from Western Resources; the possible consummation of a strategic transaction by Western Resources; competitive markets; and other circumstances affecting anticipated operations, revenues and costs.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                     2000                  1999
                                                                --------------       --------------
                            ASSETS
Current assets:
   Cash and cash equivalents............................          $    1,162         $    7,658
   Restricted cash......................................                 779              11,175
   Marketable securities................................                  --               6,664
   Receivables, net.....................................              34,811              71,716
   Inventories..........................................              10,861              12,908
   Prepaid expenses.....................................               2,522               3,471
   Related party tax receivable & current deferred taxes              57,304              59,456
   Other assets.........................................               2,687              13,332
                                                                  ----------          ----------
      Total current assets..............................             110,126             186,380
Property and equipment, net.............................              47,480              60,912
Customer accounts, net..................................             941,652           1,139,066
Goodwill, net...........................................             884,256           1,101,788
Other...................................................              43,025              70,089
                                                                  ----------          ----------
   Total assets.........................................          $2,026,539          $2,558,235
                                                                  ==========          ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt....................          $   72,659          $   35,498
   Accounts payable.....................................               5,505              23,205
   Accrued liabilities..................................              43,659              74,248
   Purchase holdbacks...................................               4,541              20,213
   Deferred revenue.....................................              47,556              61,149
                                                                  ----------          ----------
        Total current liabilities.......................             173,920             214,313
Long-term debt, net of current portion..................             593,307           1,077,152
Other liabilities.......................................                 307               4,173
                                                                  ----------          ----------
        Total liabilities...............................             767,534           1,295,638

Commitments and contingencies ( See Note 6)

Stockholders' equity:
   Preferred stock, $0.10 par value, 5,000,000
   authorized, none outstanding.............................              --                  --
   Common stock, $0.01 par value, 150,000,000 shares
   authorized, 126,324,200 and 126,945,337 shares issued
   and outstanding at September 30, 2000 and December 31,
   1999, respectively .....................................            1,270               1,269
   Additional paid-in capital..............................        1,414,409           1,392,750
   Accumulated other comprehensive income, net.............             (633)             (1,805)
   Accumulated deficit.....................................         (154,837)           (129,617)
   Treasury stock, at cost, 710,600 and no shares at
   September 30, 2000 and December 31, 1999 respectively...           (1,204)                 --
                                                                  ----------          ----------
           Total stockholders' equity...................           1,259,005           1,262,597
                                                                  ----------          ----------
   Total liabilities and stockholders' equity...........          $2,026,539          $2,558,235
                                                                  ==========          ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

              (Dollars in thousands, except for per share amounts)
                                   (Unaudited)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                              2000              1999
                                                     -----------------    -----------------
Revenues:
  Monitoring and related services.............             $307,776             $381,770
  Installation and rental.....................               27,801               66,197
                                                           --------             --------
           Total revenues.....................              335,577              447,967
Cost of revenues:
      Monitoring and related services.........               94,545               95,985
      Installation and rental.................               16,431               33,863
                                                           --------             --------
           Total cost of revenues.............              110,976              129,848
                                                           --------             --------

           Gross profit.......................              224,601              318,119
Operating expenses:
     Selling expense..........................               14,002               37,298
     General and administrative expense.......               85,209               96,021
     Amortization of intangibles and
     depreciation expense.....................              165,984              182,606
     Acquisition expense......................                8,924               21,932
     Severance and other .....................                3,050                4,308
                                                           --------             --------
Total operating expenses......................              277,169              342,165
                                                           --------             --------
           Operating loss.....................              (52,568)             (24,046)
Other (income) expense:
      Interest expense, net...................               46,917               64,334
      Gain on sale of Mobile Services Group...                   --              (17,249)
      Other...................................                 (295)                 (71)
                                                           --------             --------
           Loss before income taxes
              And extraordinary gain..........              (99,190)             (71,060)
Income tax benefit............................               24,697               17,615
                                                           --------             --------
Loss before extraordinary gain................              (74,493)             (53,445)
Extraordinary gain, net of tax effect
  of $26,531..................................               49,273                   --
                                                           --------             --------
           Net loss...........................             $(25,220)            $(53,445)
                                                           ========             ========

Other comprehensive income/(loss):
      Unrealized gain (loss) on marketable securities,
        net of tax................................         $    995             $ (3,888)
      Unrealized gain (loss) on currency translation,
         net of tax...............................              177                 (488)
                                                           --------             --------
Comprehensive loss ...............................         $(24,048)            $ (57,821)
                                                           ========             =========
    Loss per common share ........................         $  (0.58)            $   (0.42)
                                                           ========             =========
    Extraordinary gain per common share...........         $   0.38             $      --
                                                           ========             =========
      Net loss per common share...................         $  (0.20)            $   (0.42)
                                                           ========             =========
      Weighted average common shares outstanding
(in thousands)....................................          126,962              126,872

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

              (Dollars in thousands, except for per share amounts)
                                   (Unaudited)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                           2000                   1999
                                                  ---------------------  ---------------
Revenues:
      Monitoring and related services.........         $  94,790               $128,962
      Installation and rental.................             4,837                 21,911
                                                       ---------               --------
           Total revenues.....................            99,627                150,873
Cost of revenues:
      Monitoring and related services.........            31,567                 37,780
      Installation and rental.................             3,023                 10,280
                                                       ---------               --------
           Total cost of revenues.............            34,590                 48,060
                                                       ---------               --------

           Gross profit.......................            65,037                102,813

Operating expenses:
     Selling expense..........................             2,916                 11,882
     General and administrative expense.......            26,264                 37,815
     Amortization of intangibles and
     depreciation expense.....................            50,747                 94,250
     Acquisition expense......................             2,248                 10,298
     Employee severance and other.............                --                  2,309
                                                       ---------               --------
Total operating expenses......................            82,175                156,554
                                                         -------                -------
     Operating loss...........................           (17,138)               (53,741)
Other (income) expense:
      Interest expense, net...................            13,826                 22,319
      Gain on sale of Mobile Services Group...                --                (17,249)
      Other...................................                (5)                   945
                                                       ---------               --------
      Loss before income taxes................           (30,959)               (59,756)
Income tax benefit............................             7,702                 18,770
                                                       ---------               --------
      Net loss................................           (23,257)               (40,986)

Other comprehensive loss:
      Unrealized loss on marketable  securities,
        net of tax.............................        $      --               $ (3,888)
      Unrealized  loss on currency  translation,
        net of tax..............................            (267)                  (488)
                                                       ---------               --------

Comprehensive loss..............................       $ (23,524)              $(45,362)
                                                       =========               ========

      Net loss per common share.................       $   (0.18)              $  (0.32)
                                                       =========               ========
      Weighted average common shares outstanding
        (in thousands)..........................         126,581                126,890

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PROTECTION ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                    2000                   1999
                                                           ---------------------  ---------------
Cash flow from operating activities:
Net loss...............................................          $ (25,220)             $ (53,445)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Extraordinary gain.................................            (49,273)                    --
    Gain on sale of Mobile Services Group..............                 --                (17,249)
    Amortization and depreciation......................            165,984                182,606
    Accretion of discount note interest................             (2,595)                (5,057)
    Deferred income taxes..............................            (25,478)               (20,795)
    Provision for doubtful accounts....................             12,943                 16,933
    Loss on sale of marketable securities..............                 --                  1,910
    Other charges......................................             (3,512)               (16,106)
Changes in assets and liabilities:
    Receivables, net...................................              3,120                (17,505)
    Other current assets...............................             (9,617)                (1,120)
    Accounts payable...................................               (260)                 5,302
    Other liabilities..................................            (21,204)                   462
                                                                 ---------              ---------
         Net cash provided by operating activities.....             44,888                 75,936
                                                                 ---------              ---------

Cash flows from investing activities:
    Purchase of installed security systems, net........            (27,456)              (207,657)
    Purchase of property and equipment, net............            (13,918)               (26,679)
    Sale of European operations and other investments..            183,025                  2,722
    Acquisition of alarm companies, net of cash received                --                (27,408)
    Proceeds from sale of Mobile Services Group, net
      cash paid........................................                 --                 19,087
         Net cash provided by (used in) investing
           activities..................................            141,651               (239,935)
                                                                 ---------              ---------

Cash flows from financing activities:
    Repayments on Senior Credit Facility, net .........           (153,000)                    --
    Payments on long-term debt.........................            (46,767)                    --
    Proceeds from long-term debt.......................              6,087                171,725
    Funding from Parent................................              1,508                    434
    Acquisition of Treasury Stock......................             (1,204)                    --
    Stock options and warrants exercised...............                160                    273
                                                                 ---------              ---------
         Net cash provided by (used in) financing
          activities...................................           (193,216)               172,432
                                                                 ---------              ---------
Effect of exchange rate changes on cash and equivalents                181                    643
                                                                 ---------              ---------
         Net increase (decrease) in cash and cash
          equivalents..................................             (6,496)                 9,076
Cash and cash equivalents:
    Beginning of period................................              7,658                 10,025
                                                                 ---------              ---------
    End of period......................................          $   1,162              $  19,101
                                                                 =========              =========

Interest paid during the period........................          $  63,683              $  54,437
                                                                 =========              =========
Taxes paid during the period...........................          $     514              $     285
                                                                 =========              =========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     In the first quarter of 2000, the Company sold its European operations for $225,000 and certain investments for $19,000 to Westar Industries, Inc. (then named Westar Capital, Inc.). In exchange, the Company received $183,025 in cash and $60,975 market value of its outstanding bonds. Also in the first quarter of 2000, the Company received $14,985 market value of its bonds and a $14,198 note receivable from Westar Industries for payment of the Company's 1998 income tax receivable of $20,287 and an intercompany receivable of $8,896. Westar Industries repaid all but $223 of the note by delivering $13,975 in market value of the Company's debt securities in March and April of 2000. The balance of the note was repaid in April.

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

     Westar Industries, Inc., formerly named Westar Capital, Inc., ("Westar Industries"), a wholly owned subsidiary of Western Resources, Inc. ("Western Resources"), owns approximately 85% of the Company's common stock. The accompanying unaudited consolidated financial statements include the accounts of Protection One and its wholly owned subsidiaries.

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

     In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     The change in estimate resulted in additional goodwill amortization for the three months and nine months ended September 30, 2000 of $7,210 and $22,606 respectively. The resulting reduction to net income for those periods was $6,305 and $19,892 respectively, or a decrease in earnings per share of $0.05 and $0.16, respectively.

     Goodwill amortization expense for the nine months ended September 30, 2000 and September 30, 1999, was $41,883 and $23,190, respectively. Goodwill amortization expense for the three months ended September 30, 2000 and September 30, 1999, was $13,474 and $7,239, respectively.

3.       PRO FORMA FINANCIAL INFORMATION:

     The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2000 and September 30, 1999 assume the sale of the European operations occurred on January 1, 1999.


                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------
                                                                   2000             1999
                                                                   ----             ----
      Revenues........................................           $307,673         $325,574
      Loss before extraordinary item..................            (70,455)         (45,432)
      Net loss........................................            (21,183)         (45,432)
      Net loss per common share (basic and diluted):
        Loss before extraordinary item................              (0.55)           (0.36)
        Net loss......................................              (0.17)           (0.36)

     The pro forma financial information is not necessarily indicative of the results of operations had the sale of the European operations to Westar Industries been reflected for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

     The following unaudited proforma consolidated assets and liabilities as of December 31, 1999 assume the sale occurred on December 31, 1999.

                                                       DECEMBER 31, 1999
                                                     ----------------------
     Total assets...................................            $2,247,479
     Total liabilities..............................             1,078,570


4.       CUSTOMER ACCOUNTS:

     The following reflects the changes in the Company's investment in customer accounts (at cost) for the following periods:

                                                   Nine Months Ended                 Year Ended
                                                  September 30, 2000             December 31, 1999
                                                  ------------------            --------------------
Beginning customer accounts, net                        $ 1,139,066                     $ 1,031,956
Acquisition of customer accounts, net                        28,846                         333,195
Amortization of customer accounts, net                     (104,676)                       (189,214)
Purchase holdbacks and other                                (13,778)                        (36,871)
Sale of European operations                                (107,806)                             --
                                                  -----------------             -------------------
Total customer accounts                                  $  941,652                      $1,139,066
                                                  =================             ===================

     Accumulated amortization of the investment in customer accounts at September 30, 2000 and December 31, 1999 was $383,786 and $307,600 respectively. At December 31, 1999 accumulated amortization excluding Europe was $282,399.

     In conjunction with certain purchases of customer accounts, the Company withholds a portion of the purchase price as a reserve to offset qualifying losses of the acquired customer accounts for a specified period as provided for in the purchase agreements, and as a reserve for purchase price settlements of assets acquired and liabilities assumed. The estimated amount to be paid at the end of the holdback period is capitalized and an equivalent current liability established at the time of purchase. As of September 30, 2000 and December 31, 1999, purchase holdbacks were $4,541 and $20,213, respectively.

5.       DEBT:

     During the first nine months of 2000, the Company reduced outstanding debt by $444,459. The reduction included extinguishing debt securities in the face amount of $221,349 for less than carrying value resulting in an extraordinary gain of $49,273 net of tax of $26,531. The decrease resulted primarily from the $183,025 reduction of the Senior Credit Facility and the extinguishment of $134,552 in debt securities received in the sale of the European operations. In the second quarter of 2000, the Company used available cash and borrowings under the Senior Credit Facility to purchase $70,497 of debt securities from Westar Industries and in open market transactions for less than carrying value resulting in an extraordinary gain of $17,347 net of tax of $9,340. In the third quarter of 2000, the Company increased borrowings under the Senior Credit Facility by $2,000. See Note 8 below.

     As of September 30, 2000 and December 31, 1999, total borrowings under the Senior Credit Facility were $72,000 and $225,000, respectively. The remaining availability under this facility as of September 30, 2000 and December 31, 1999 was $43,000 and $25,000, respectively. The Company's ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0. At September 30, 2000, these ratios were approximately 4.6 to 1.0 and 2.5 to 1.0, respectively.

     The indentures governing the Company's outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company's ability to incur indebtedness. The Company is in compliance with all covenants contained in these indentures.

6.       COMMITMENTS AND CONTINGENCIES:

     The Company, its subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring"), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, RONALD CATS, ET AL V. PROTECTION ONE, INC., ET AL., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. In March 2000, plaintiffs filed a Second Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through November 12, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against Western Resources and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under
Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 12, 2000, the Company and the other defendants filed motions to dismiss in part the Amended Complaint. On August 31, 2000, the plaintiffs filed their papers in opposition to our motions. These motions are currently pending. The Company believes that all the claims asserted in the Amended Complaint are without merit, however the Company cannot currently predict the impact of this litigation which could be material.

     Six former Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled TOTAL SECURITY SOLUTIONS, INC., ET AL. V. PROTECTION ONE ALARM MONITORING, INC., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. On June 23, 2000, the Court denied plaintiffs' motion to have collective arbitration. On or about October 4, 2000, notwithstanding the Court's denial of plaintiffs' motion to have collective arbitration, the six former dealers filed a Motion to Compel Consolidated Arbitration with the American Arbitration Association ("AAA").

     Other Protection One dealers have filed or threatened litigation or arbitration based upon a variety of theories surrounding calculations of holdback and other payments. The Company believes it has complied with the terms of these contracts and although the Company believes that no individual such claim will have a material adverse effect, the Company cannot currently predict the aggregate impact of these disputes with dealers which could be material.

     On October 2, 2000, the Company as successor-in-interest to Centennial Security, Inc., was served with a demand for arbitration by Crimebusters, Inc., before the AAA wherein Crimebusters is seeking $7,000 in damages due to alleged defaults by the Company under an asset purchase agreement between Crimebusters, ET AL and Centennial Security, Inc. The Company has filed claims alleging fraud, willful misconduct and breach of contract against Crimebusters, ET AL in the United States District Court for the District of Connecticut, PROTECTION ONE ALARM MONITORING, INC. V CRIMEBUSTERS, INC., FIRST FEDERAL SECURITY SYSTEMS, INC. AND ANTHONY PERROTTI, JR., Civil Action No. 300CV-1932DJS, and in addition has demanded that Crimebusters withdraw the demand for arbitration, and requested of AAA that the arbitration action be dismissed or indefinitely stayed pending the resolution of the District Court litigation. The ultimate outcome cannot presently be determined and the Company cannot currently predict the impact of this litigation which could be material.

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

SEC REVIEW

     As previously disclosed, the Company has been advised by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission that, in its view, there are errors in the Company's previously filed financial statements that are material and which, in the view of the Staff, have had the effect of inflating reported earnings commencing with the year ended December 31, 1997. The Company has had extensive discussions with the Staff and exchanged numerous letters extending over a period of more than 20 months about the purchase price allocated to intangible customer accounts in the Westinghouse Security Systems acquisition, the methodology used to amortize intangible customer accounts and other matters.

     In a letter from the SEC Staff dated May 16, 2000, the Staff stated that "the information that [Protection One] provided strongly suggests the presence of departures from GAAP in Western Resources' accounting for the acquisition of Westinghouse Security System[s], and in the subsequent accounting for those acquired assets by Protection One." More specifically, the Staff's letter states that it is concerned that Western Resources and Protection One "improperly inflated" reported earnings following the Westinghouse Security Systems acquisition. This letter also contains comments and requests for information concerning the initial and final valuation of Westinghouse Security Systems' customer accounts, the $12,750 write down of the value of customer accounts acquired from Westinghouse Security Systems that was recorded in the fourth quarter of 1997, shortening of the estimated life of customer accounts acquired from Westinghouse Security Systems no later than the end of 1997 and the valuation of acquired alarm monitoring software.

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

     On July 25, 2000, the Staff advised the Company orally that this matter had been referred to the Enforcement Division of SEC for consideration. By letter dated July 27, 2000, the Staff advised the Company that they had reviewed Protection One's letter of July 25th and requested that Protection One amend its filings "in a manner that is fully responsive to our July 7th letter without further delay." The Staff advised that if amendments were not filed promptly, they would consider what action, if any, would be appropriate under the circumstances. In the Company's July 25th letter, the Company requested the opportunity to meet again together with more senior members of the Staff to discuss these matters further. A meeting with the Staff took place on September 8, 2000.

     In October 2000, the Company was notified by the SEC of the Staff's position on the outstanding open issues. The Staff has requested the Company obtain an appraisal of the Westinghouse accounts and revise the purchase price allocation for such accounts based on the fair value determined by such appraisal, implement an eight year accelerated amortization method on the Westinghouse accounts, revalue a financing transaction secured by customer accounts consistent with the results of the appraisal and reverse the $12,750 write down recorded in December 1997 of the value of customer accounts acquired in the Westinghouse transaction. Upon completion of the appraisal, the Staff has requested the Company restate its historical financial statements to reflect such adjustments.

     The Company is in the process of hiring an appraiser to independently determine the fair value of the Westinghouse accounts. Once completed, the Company will evaluate the results, communicate with the Staff of the SEC and decide upon the necessary accounting revisions. Were the Company to make revisions to its financial statements, based upon its understanding of the Staff's request, such revisions could result in a material adverse effect on its financial position and results of operations.

     At present, the Company is unable to predict the outcome of these accounting matters. To date, discussions with the Staff have occurred over 20 months and the process of resolving these matters could extend over a protracted period. The Company cannot predict what action the Staff may take, including enforcement action, that will further impact the Company or its financial statements, or the effect or timing of any such action if taken.


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

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (Dollars in thousands)

                                                         NORTH
                                                         AMERICA    MULTIFAMILY   EUROPE(2)    CONSOLIDATED
                                                        --------    -----------   ---------    ------------
     Revenues......................................     $277,828       29,845        27,904       335,577
     EBITDA........................................       96,905       13,161         6,400       116,466
     Amortization of intangibles and depreciation
       expense.....................................      148,920       11,644         5,420       165,984
     Other(1)......................................        3,050           --            --         3,050
     Operating income (loss).......................      (55,065)       1,517           980       (52,568)
     Subscriber capital expenditures...............       20,813        4,332         2,312        27,457

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (Dollars in thousands)


                                                         NORTH
                                                         AMERICA    MULTIFAMILY     EUROPE     CONSOLIDATED
                                                        --------    -----------    --------    ------------
     Revenues......................................     $296,676      $28,898      $122,393      $447,967
     EBITDA........................................      115,170       12,170        35,528       162,868
     Amortization of intangibles and depreciation
       expense.....................................      153,531        7,003        22,072       182,606
     Other(1)......................................        4,308           --            --         4,308
     Operating income..............................      (42,669)       5,167        13,456       (24,046)
     Subscriber capital expenditures...............      195,277        6,783         5,597       207,657

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                             (Dollars in thousands)

                                                         NORTH
                                                         AMERICA    MULTIFAMILY  EUROPE(2)     CONSOLIDATED
                                                        --------    -----------  ---------     ------------
     Revenues......................................      $89,372       10,255            --       99,627
     EBITDA........................................       28,685        4,924            --       33,609
     Amortization of intangibles and depreciation
       expense.....................................       46,822        3,925            --       50,747
     Other(1)......................................           --           --            --           --
     Operating income (loss).......................      (18,137)         999            --      (17,138)
     Subscriber capital expenditures...............        5,191        1,322            --        6,513

                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                             (Dollars in thousands)


                                                         NORTH
                                                         AMERICA    MULTIFAMILY     EUROPE     CONSOLIDATED
                                                         -------    -----------     ------     ------------
     Revenues......................................      $99,810       $9,667       $41,396     $150,873
     EBITDA........................................       26,800        4,025        11,993       42,818
     Amortization of intangibles and depreciation
       expense.....................................       80,655        2,388        11,207       94,250
     Other(1)......................................        2,309           --            --        2,309
     Operating income..............................      (56,164)       1,637           786      (53,741)
     Subscriber capital expenditures...............       51,734        2,249          (897)      53,086

    (1) "Other" includes employee severance in 1999, and employee severance and costs related to the sale of the European operations in 2000.
    (2) Information for Europe is for the two months ended February 29, 2000.

8.       RELATED PARTY TRANSACTIONS:

     The Company was a party to a marketing agreement with Paradigm Direct LLC ("Paradigm") which was terminated as of September 30, 2000. Westar Industries has a 40% ownership interest in Paradigm. For the three and nine months ended September 30, 2000, the Company expensed $1,638 and $4,290 for marketing services provided by Paradigm pursuant to the marketing agreement. At September 30, 2000, the Company has a net balance due to Paradigm of approximately $400 for these services. Beginning in September 2000, the Company is managing all marketing related projects in-house.

     For the three and nine months ended September 30, 2000, the Company incurred charges of approximately $2,175 and $4,674, respectively, for administrative and other services provided by Western Resources pursuant to a service agreement. At September 30, 2000, the Company had a net intercompany balance due to Western Resources of $618 primarily for these services.

     At September 30, 2000, the Company had outstanding borrowings of $72,000 from the Senior Credit Facility with Westar Industries. During the nine months ended September 30, 2000, interest expense of $6,297 was accrued on borrowings from this facility and total interest payments of $6,696 were made to Westar Industries.

     The Company acquired approximately $59,520 of its outstanding debt securities from Westar Industries during the first six months of 2000. These purchases resulted in an extraordinary gain of $15,342 net of tax of $8,261 for the nine months ended September 30, 2000. No such debt was acquired during the three months ended September 30, 2000.

     At September 30, 2000 the Company had a receivable balance of $28,647 relating to the tax sharing agreement it has with Western Resources. See Note 9 for further discussion relating to income taxes.

9.       INCOME TAXES:

     The income tax benefit recorded for the nine-month period ended September 30, 2000 is approximately 25% of the pre-tax loss. This rate represents the expected effective rate for 2000. The difference between the expected annual effective rate of 25% and the federal statutory rate of 35% is primarily attributable to non-deductible goodwill amortization. The Company has a tax sharing agreement with Western Resources which allows it to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return. If the Company did not file its taxes on a consolidated basis with Western Resources, the Company's deferred tax assets might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.

     During the third quarter of 2000 the Company reversed a deferred tax valuation allowance of $21,890 relating to acquired net operating loss carryforwards and reduced goodwill by this same amount. The Company originally had determined that it was more likely than not that the NOL's acquired through acquisitions would not be utilized and therefore established the valuation allowance. However, due to a change in federal tax regulations regarding the utilization of acquired NOL carryforwards, approximately $19,000 of these NOL's were utilized in 1999 with the balance expected to be utilized in 2000.

10.      UNREALIZED GAINS AND LOSSES:

     The following reflects the changes in unrealized gains and losses in marketable securities and in currency fluctuations for the nine-months ended September 30, 2000:


     Unrealized loss on marketable securities                   $ (1,202)
         Less: reclassification adjustment for
         losses included in sale of European operations            2,830
                                                                --------
     Net unrealized gain                                        $  1,628
                                                                ========

     Unrealized loss on currency translation                    $ (2,126)
         Less: reclassification adjustment for
         losses included in sale of European operations            2,421
                                                                --------
     Net unrealized gain                                        $    295
                                                                ========


11.      RECENT DEVELOPMENTS:

     On March 28, 2000, Western Resources Board of Directors approved the separation of its electric utility business from its non-electric businesses. On May 18, 2000, Western Resources announced that its Board of Directors had authorized management to explore strategic alternatives for the electric utility business. Western Resources also indicated that the non-electric businesses are expected to consist of the approximate 85% ownership interest in the Company, an approximate 45% ownership interest in ONEOK Inc., a Tulsa-based natural gas company, a 100% ownership interest in Protection One Europe

(formerly the Europe segment of the Company), and a 40% ownership in Paradigm Direct LLC, and other investments. On October 5, 2000, Westar Industries filed a registration statement with the SEC which covers the proposed sale of approximately 9.9% of Westar Industries common stock now owned by Western Resources through the exercise of non-transferable rights proposed to be distributed by Western Resources to its shareholders. After completion of the rights offering, assuming full exercise of the rights, Western Resources will own approximately 90.1% of Westar Industries. The registration statement has not yet become effective. The Company can give no assurances as to whether or when the registration statement will become effective or the separation or the strategic transaction may occur.

     On September 15, 2000, the Company announced that it is considering new sources of financing, including new credit facilities with third parties or the sale of assets, including the possible sale of Network Multifamily to Westar Industries. The credit facility with Westar Industries currently expires on January 2, 2001. Westar has advised the Company that while it would consider an extension of the credit facility upon terms reflecting current market conditions, it desires the Company to find alternatives to the credit facility upon its expiration because of the previously announced restructuring of Westar Industries. The Company has established a special committee of its Board of Directors to evaluate any transaction with Westar Industries.

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

OVERVIEW

     Protection One is one of the leading providers of property monitoring services, providing electronic monitoring and maintenance of its alarm systems to approximately 1.4 million customers in North America.

    Our company is divided into two business segments:

     PROTECTION ONE NORTH AMERICA ("North America") generated approximately $277.8 million, or 82.8%, of our revenues in the first nine months of 2000 and is comprised of Protection One Alarm Monitoring-our core alarm monitoring business.

     MULTIFAMILY generated approximately $29.8 million, or 8.9%, of our revenues in the first nine months of 2000 and is comprised of our alarm monitoring business servicing the multifamily/apartment market.

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

     SALE OF EUROPEAN ASSETS AND OTHER TRANSACTIONS

     On February 29, 2000 the Company sold its European operations and certain investments to Westar Industries. The consideration received was approximately $244 million, comprised of approximately $183 million in cash and certain of the Company's outstanding debt securities Westar Industries had acquired in open market purchases for approximately $61 million. As part of the agreement, Westar Industries agreed to pay Protection One a portion of the net gain, if any, on a subsequent sale of the business on a declining basis over the four years following the closing. The cash proceeds of the sale were used to reduce the $240 million outstanding balance under the $250 million Senior Credit Facility between the Company and Westar Industries.

     ACQUISITION OF POWERCALL SECURITY

     On November 3, 2000, we signed an agreement to acquire the customer accounts, assets and operations of PowerCall Security, a subsidiary of Southern Company for approximately $11 million plus working capital. PowerCall Security has approximately 17,000 security customers in Georgia, Alabama, Florida, and Mississippi which generate over $300,000 of monthly recurring revenue. The transaction is scheduled to close prior to December 31, 2000.

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

     Customer attrition by business segment for the periods ended September 30, 2000 and 1999 are summarized below:


                                                   CUSTOMER ACCOUNT ATTRITION
                             --------------------------------------------------------------------------
                                     SEPTEMBER 30, 2000                     SEPTEMBER 30, 1999
                             --------------- ----------------    ------------------- ------------------
                               ANNUALIZED       TRAILING             ANNUALIZED          TRAILING
                                 THIRD           TWELVE                THIRD              TWELVE
                                QUARTER          MONTH                QUARTER              MONTH
                             --------------- ----------------    ------------------- ------------------
North America                     18.3%          15.3%                 19.1%               14.2%
Multifamily                        5.8%           9.4%                  7.6%                6.5%
Total Company*                    15.7%          14.1%                 16.9%               12.7%

------------------------
     *  Does not include Europe segment.

     The Company experienced high levels of attrition for the North America segment in 1999 with successive quarterly annualized attrition of 11.2%, 15.9%, 19.1% and 16.3%. The quarterly annualized attrition rate for North America for each of the first three successive quarters of 2000 is 11.9%, 14.2% and 18.3%.

     In the second quarter we disclosed that we had identified approximately 30,000 customer accounts which were either incorrectly entered into our system, represented duplicate existing accounts or represented accounts for which credit and collection activities had not occurred. These accounts remained in our balance of customer accounts at the end of the second quarter. During the third quarter we completed our review of these accounts by performing additional analysis and collection procedures. Where necessary we discontinued our monitoring service and attrited the account.

     CUSTOMER CREATION AND MARKETING

     For the three and nine months ended September 30, 2000, our North America segment added 12,574 and 37,562 accounts, respectively, although our net number of customers decreased by 57,417 and 119,529 accounts, respectively. The Multifamily segment added 11,451 and 30,571 accounts respectively, with its net number of customers increasing by 7,130 and 8,508 accounts, respectively. While our previous customer acquisition strategy relied primarily on the dealer program, our new customer acquisition strategy relies on a mix of dealers, internal sales, and "tuck-in" acquisitions. The number of accounts being purchased through the dealer program decreased significantly from 172,104 for the nine months ended September 30, 1999 to 18,382 for the nine months ended September 30, 2000. For the three months ended September 30, 2000, the dealer program produced 4,048 accounts, or approximately 32% of the total number of accounts acquired during such period. We expect small increases in the number of accounts purchased through the dealer program over the remainder of 2000. In February 2000, we started a commission only internal sales program, with a goal of acquiring accounts at a cost lower than our external programs. We currently have a commissioned sales force of approximately 185 persons which we plan to expand through the remainder of the year. This program utilizes our existing branch infrastructure in approximately 70 markets. The internal sales program generated 8,219 accounts in the three months ended September 30, 2000. We expect the number of accounts produced by this program to increase as it becomes more established. Our pilot program with Paradigm Direct LLC which utilized direct marketing to produce customer accounts was concluded on June 30, 2000 and the relationship was terminated as of September 30, 2000.

     SEC REVIEW

     As we have previously disclosed, we have been advised by the Staff of the Division of Corporation Finance of the Securities and

Exchange Commission that, in its view, there are errors in our previously filed financial statements that are material and which, in the view of the Staff, have had the effect of inflating reported earnings commencing with the year ended December 31, 1997. We have had extensive discussions with the Staff and exchanged numerous letters extending over a period of more than 20 months about the purchase price allocated to intangible customer accounts in the Westinghouse Security Systems acquisition, the methodology we used to amortize intangible customer accounts and other matters.

     In a letter from the SEC Staff dated May 16, 2000, the Staff stated that "the information that [Protection One] provided strongly suggests the presence of departures from GAAP in Western Resources' accounting for the acquisition of Westinghouse Security System[s], and in the subsequent accounting for those acquired assets by Protection One." More specifically, the Staff's letter states that it is concerned that Western Resources and Protection One "improperly inflated" reported earnings following the Westinghouse Security Systems acquisition. This letter also contains comments and requests for information concerning the initial and final valuation of Westinghouse Security Systems' customer accounts, the $12.75 million write down of the value of customer accounts acquired from Westinghouse Security Systems that was recorded in the fourth quarter of 1997, shortening of the estimated life of customer accounts acquired from Westinghouse Security Systems no later than the end of 1997 and the valuation of acquired alarm monitoring software.

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

     On July 25, 2000, the Staff advised us orally that this matter had been referred to the Enforcement Division of SEC for consideration. By letter dated July 27, 2000, the Staff advised us that they had reviewed Protection One's letter of July 25th and requested that Protection One amend its filings "in a manner that is fully responsive to our July 7th letter without further delay." The Staff advised that if amendments were not filed promptly, they would consider what action, if any, would be appropriate under the circumstances. In our July 25th letter, we had requested the opportunity to meet again together with more senior members of the Staff to discuss these matters further. A meeting with the Staff took place on September 8, 2000.

     In October 2000, we were notified by the SEC of the Staff's position on the outstanding open issues. The Staff has requested us to obtain an appraisal of the Westinghouse accounts and revise the purchase price allocation for such accounts based on the fair value determined by such appraisal, implement an eight year accelerated amortization method on the Westinghouse accounts, revalue a financing transaction secured by customer accounts consistent with the results of the appraisal and reverse the $12.75 million write down recorded in December 1997 of the value of customer accounts acquired in the Westinghouse transaction. Upon completion of the appraisal, the Staff has requested that we restate our historical financial statements to reflect such adjustments.

     We are in the process of hiring an appraiser to independently determine the fair value of the Westinghouse accounts. Once completed, we will evaluate the results, communicate with the Staff of the SEC and decide upon the necessary accounting revisions. Were we to make revisions to our financial statements, based upon our understanding of the Staff's request, such revisions could result in a material adverse effect on our financial position and results of operations.

     At present, we are unable to predict the outcome of these accounting matters. To date, discussions with the Staff have occurred over 20 months and the process of resolving these matters could extend over a protracted period. We cannot predict what action the Staff may take, including enforcement action, that will further impact us or our financial statements, or the effect or timing of any such action if taken.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         NORTH AMERICA SEGMENT

     The following table provides for comparison of the North America operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of our total revenues so that you can make comparisons about the relative change in revenues and expenses.


                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                ----------------------------------------------------
                                                         2000                       1999
                                                ------------------------  --------------------------
                                                              (DOLLARS IN THOUSANDS)
   Revenues:
    Monitoring and related services..........      $266,973       96.1%       $285,668        96.3%
    Installation and rental..................        10,855         3.9         11,008          3.7
                                                ------------  ----------  -------------  -----------
    Total revenues...........................       277,828       100.0        296,676        100.0
   Cost of revenues:
    Monitoring and related services..........        84,935        30.6         75,576         25.5
    Installation and rental..................         7,909         2.9          9,301          3.1
                                                ------------  ----------  -------------  -----------
    Total cost of revenues...................        92,844        33.5         84,877         28.6
                                                ------------  ----------  -------------  -----------
    Gross profit.............................       184,984        66.5        211,799         71.4
  Selling expense............................         5,664         2.0          4,243          1.4
  General and administrative expenses........        73,709        26.5         71,466         24.1
  Acquisition and transition expense.........         8,706         3.1         20,920          7.0
  Amortization of intangibles and
    depreciation expense.....................       148,920        53.6        153,531         51.8
  Other charges..............................         3,050         1.1          4,308          1.5
                                                ------------  ----------  -------------  -----------
  Operating income (loss)....................      $(55,065)      (19.8)%     $(42,669)       (14.4)%
                                                ===========  ==========  =============  ===========


     2000 COMPARED TO 1999. We had a net decrease of 119,529 customers in the first nine months of 2000 as compared to a net increase of 34,498 customers in the first nine months of 1999. The average customer base for the first nine months of 2000 and 1999 was 1,144,878 and 1,213,296 respectively, or a decrease of 68,418 customers. The decrease in customers is primarily because our present customer acquisition strategies have not been able to generate accounts in a sufficient volume to replace accounts lost through attrition. We do not expect our customer acquisitions to replace all accounts lost through attrition at least through the first half of 2001. Accordingly, our total customer base is likely to decline based upon historical rates of attrition which is likely to result in declining revenues. Our focus remains on the completion of our current infrastructure projects, the development of cost effective marketing programs, development of our commercial business and the generation of positive cash flow.

     The following table shows the change in the North America customer account base:


                                                                          NINE MONTHS ENDED (1)
                                                                               SEPTEMBER 30,
                                                                           2000            1999
                                                                       --------------  -------------
Beginning Balance, January 1,.......................................       1,204,642      1,196,047
Additions...........................................................          37,562        192,952
Customer losses not guaranteed with holdback put backs..............        (127,692)      (142,288)
Customer losses guaranteed with holdback put backs and other........         (29,399)       (16,166)
                                                                       --------------  ------------
Ending Balance......................................................       1,085,113      1,230,545
                                                                       =============  =============

Annualized attrition................................................            15.3%          15.6%
                                                                       =============  =============


(1)      See "Attrition", above, for discussion of other adjustments.

     MONITORING AND RELATED SERVICE REVENUES decreased approximately $18.7 million or 6.5% in the first nine months of 2000 as compared to the first nine months of 1999 primarily due to the decline in our customer base. An additional factor was the issuance of more customer credits during the first nine months of 2000 as compared to 1999. A significant portion of these credits were goodwill credits issued to customers in the first quarter as a result of billing problems encountered when we implemented a new billing and collections system in our Beaverton monitoring station late in 1999. The problems with this system have been corrected and the issuance of credits for this purpose has decreased.

     INSTALLATION AND RENTAL REVENUES consist primarily of revenues generated from our internal installations of new alarm systems. These revenues decreased by approximately $0.15 million or 1.4% from the first nine months of 1999.

     COST OF MONITORING AND RELATED SERVICES REVENUES for the first nine months of 2000 increased by $9.3 million, or 12.4%, to $84.9 million from $75.6 million for the first nine months of 1999. Compensation costs for the monitoring stations increased by approximately $3.8 million due primarily to an increase in personnel. The increase in employees is a direct result of our efforts to improve the level of customer service. In addition, parts and materials costs increased by $4.1 million and vehicle costs increased $1.3 million.

     COST OF INSTALLATION AND RENTAL REVENUES was $1.4 million or 15.0% less than in the first nine months of 1999. These costs as a percentage of installation and rental revenues were approximately 73% for the first nine months of 2000, as compared to approximately 84% for the first nine months of 1999. Parts and materials decreased by $2.2 million and subcontract labor increased by $0.6 million.

     SELLING EXPENSE was $1.4 million or 33.4% greater than in the first nine months of 1999. This increase is primarily due to an increase in sales commissions stemming from our increased emphasis on internal account growth.

     GENERAL AND ADMINISTRATIVE EXPENSES increased $2.2 million from $71.5 million in the first nine months of 1999 to $73.7 million in the first nine months of 2000. Bad debt and collection expenses decreased approximately $1.5 million. Subcontract expense for outside information technology support increased approximately $3.6 million due primarily to work performed in connection with the implementation of our new billing, collection and monitoring software.

     ACQUISITION EXPENSES decreased $12.2 million in the first half of 2000 from $20.9 million in the first nine months of 1999 to $8.7 million. During these respective periods for 2000 and 1999, third party monitoring costs decreased by $4.3 million, signs and decals expense decreased by $1.2 million, printing expense decreased by $1.8 million and compensation expense decreased by $0.9 million. These decreases are a direct result of the significant decline in the number of new accounts acquired from 192,952 in the first nine months of 1999 to 37,562 accounts acquired in the first nine months of 2000. This decline is primarily due to the restructuring of our dealer program. The decrease in third party monitoring expense and associated increase in reprogramming expense are a result of our concentrated effort in late 1999 to move such accounts to our own monitoring stations. Additionally, in the third quarter of 1999, $3.7 million of costs relating to the termination of the Lifeline merger were expensed.

     AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for the first nine months of 2000 decreased by $4.6 million, or 3.0%, to $148.9 million from $153.5 million in the first nine months of 1999. Subscriber amortization for the nine months ended September 30, 2000 and 1999 was $97.7 million and $128.5 million, respectively, a decrease of $30.8 million. As discussed in our 1999 Annual Report on Form 10-K, we changed our amortization method from a 10-year straight line method to a 10-year declining balance method as of the third quarter in 1999. The cumulative effect of this change in accounting principle was approximately $37.7 million including approximately $29.5 million of additional amortization from the effect of the change on amortization in years prior to 1999.

     As discussed above, we also changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, our amortization expense increased $16.6 million from $16.6 million in the first nine months of 1999 to $33.2 million for the first nine months of 2000. Additionally, in the first nine months of 2000, depreciation expense increased $9.6 million from $8.4 million for the first nine months of 1999 to $18.0 million. This increase is due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. We have decided to move to another general ledger and accounts receivable system in 2000 which we believe is better suited to our needs.

     OTHER CHARGES for the first nine months of 1999 consisted of officer's severance costs of $3.2 million and $1.1 million in non recurring costs incurred to transition certain back office functions from Irving, Texas to Topeka, Kansas. For the first nine months of 2000, these charges consist of $1.5 million for officer's severance and $1.55 million for expenses relating to the sale of the European operations.

     INTEREST EXPENSE, NET for the first nine months of 2000 and 1999 was $45.6 million and $55.6 million, respectively. During the first nine months of 1999, borrowings under the Senior Credit Facility increased from $42.4 million to $215.0 million with interest rates ranging from 6.19% to 7.75%. During the first nine months of 2000, borrowings under the Senior Credit Facility decreased from $225.0 million to $72.0 million at interest rates ranging from 7.8% to 8.9%. In the first half of 1999, we accrued interest charges on the $350 million Senior Subordinated Notes at 8.125%, however, since we have not completed the required exchange offer, the interest rate relating to this debt increased to 8.625% in June 1999. Total debt decreased during the first nine months of 2000 from $1.1 billion to $665 million, a decrease of $444 million.

     MULTIFAMILY SEGMENT

     The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                     ---------------------------------------------------
                                                                               2000                       1999
                                                                     -------------------------   -----------------------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues:
  Monitoring and related services............................            $26,486         88.7 %    $25,679         88.9%
  Installation and rental....................................              3,359         11.3        3,219         11.1
                                                                     ------------    ----------- ----------   ----------
  Total revenues.............................................             29,845        100.0       28,898        100.0

Cost of revenues:
  Monitoring and related services............................              5,907         19.8        5,591         19.3
  Installation and rental....................................              3,020         10.1        2,741          9.5
                                                                     ------------  -----------   ----------   -----------
  Total cost of revenues.....................................              8,927         29.9        8,332          28.8
                                                                        -----------  -----------    ----------   ----------
  Gross profit...............................................             20,918         70.1       20,566          71.2
Selling expense..............................................              1,868          6.3        1,902           6.6
General and administrative expenses..........................              5,889         19.7        6,181          21.4
Acquisition and transition expense...........................                 --           --          313           1.1
Amortization of intangibles and depreciation expense.........             11,644         39.0        7,003          24.2
                                                                     ------------  -----------   ----------   -----------
Operating income.............................................             $1,517          5.1%     $ 5,167          17.9%
                                                                     ============  ===========   ==========   ===========


     2000 COMPARED TO 1999. We had a net increase of 8,508 customers in the first nine months of 2000 as compared to a net increase of 3,294 customers in the first nine months of 1999. The average customer base is 299,214 for the first nine months of
                                       23

2000 compared to 287,601 for the first nine months of 1999. The change in Multifamily's customer base for the period is shown below.


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                                2000         1999
                                                             -----------  -----------
  Beginning Balance, January 1,.........................        294,960      285,954
  Additions.............................................         30,571       19,416
  Customer losses.......................................        (22,063)     (16,122)
                                                             ----------   ----------
  Ending Balance .......................................        303,468      289,248
                                                             ==========   ==========

  Annualized attrition..................................            9.8%         7.5%
                                                             ==========   ==========

     The increase in the attrition rate for Multifamily for the nine months ended September 30, 2000 is due to nonpayment of approximately 7,000 subscribers related to one developer. Had these accounts not attrited, the annualized attrition would have been approximately 6.7%. The Company is pursuing contractual remedies for nonpayment of these accounts.

     MONITORING AND RELATED SERVICES REVENUES for the first nine months of 2000 increased by $0.8 million, or 3.1%, to $26.5 million from $25.7 million for the first nine months of 1999 due primarily to the larger customer base in 2000.

     COST OF MONITORING AND RELATED REVENUES for the first nine months of 2000 increased by $.3 million, or 5.7% to $5.9 million from $5.6 million for the first nine months of 1999. Monitoring and related service expenses, as a percentage of monitoring and related service revenues, increased to 22.3% for the first nine months of 2000 from 21.8% for the first nine months of 1999. This increase is primarily related to higher employment costs resulting from the current competitive labor market and an increase in claims experience on a self-funded medical insurance plan.

     COST OF INSTALLATION AND RENTAL REVENUES increased by $.3 million or 10.2% to $3.0 million from $2.7 million in 1999. Installation and rental cost of revenues, as a percentage of installation and rental revenues, increased to 89.9% in the first nine months of 2000 from 85.2% in the first nine months of 1999. This increase is primarily due to the significant number of installations in 1999 which used less sophisticated monitoring equipment than Multifamily's standard contracts, combined with the increased use in 2000 of wireless systems, which are more expensive but expected to reduce future service costs.

     AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for the first nine months of 2000 increased by $4.6 million, or 66.3% from $7.0 million in 1999 to $11.6 million in 2000. This increase is primarily due to the change in estimate of goodwill life from 40 years to 20 years resulting in an increase in goodwill amortization expense of $3.7 million. Subscriber amortization increased by $0.8 million due to the increasing customer base being amortized.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     NORTH AMERICA SEGMENT

     The following table provides information for comparison of the North America operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.


                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------
                                                         2000                       1999
                                                ------------------------  -------------------------
  Revenues:                                                   (DOLLARS IN THOUSANDS)
    Monitoring and related services..........     $  85,682       95.9%       $ 96,310       96.5%
    Installation and rental..................         3,690         4.1          3,500         3.5
                                                ------------  ----------  -------------  ----------
    Total revenues...........................        89,372       100.0         99,810       100.0



  Cost of revenues:
    Monitoring and related services..........        29,570        33.1         29,646        29.7
    Installation and rental..................         2,115         2.4          2,335         2.3
                                                ------------  ----------  -------------  ----------
    Total cost of revenues...................        31,685        35.5         31,981        32.0
                                                ------------  ----------  -------------  ----------
    Gross profit.............................        57,687        64.5         67,829        68.0

  Selling expense............................         2,363         2.6          1,329         1.3
  General and administrative expenses........        24,391        27.3         29,673        29.8
  Acquisition and transition expense.........         2,248         2.5         10,027        10.0
  Amortization of intangibles and
    depreciation expense.....................        46,822        52.4         80,655        80.8

  Other charges..............................            --          --          2,309         2.3
                                                ------------  ----------  -------------  ----------
  Operating income (loss)....................     $ (18,137)      (20.3)%     $(56,164)      (56.2)%
                                                ============  ==========  =============  ==========


     2000 COMPARED TO 1999. We had a net decrease of 57,417 customers in the third quarter of 2000 as compared to a net decrease of 16,219 customers in the third quarter of 1999. The average customer base for the third quarters of 2000 and 1999 was 1,113,822 and 1,238,655, respectively, or a decrease of 124,833 customers. The decrease in customers is primarily because our present customer acquisition strategies have not been able to generate accounts in a sufficient volume to replace accounts lost through attrition. We do not expect our customer acquisitions to replace customers lost through attrition at least through the first half of 2001. Accordingly, our total customer base is likely to decline based upon historical rates of attrition which is likely to result in declining revenues. Our focus remains on the completion of our current infrastructure projects, the development of cost effective marketing programs, the development of our commercial business and the generation of positive cash flow.

     The following table shows the change in the North America customer account base:


                                                                          THREE MONTHS ENDED (1)
                                                                               SEPTEMBER 30
                                                                       -----------------------------
                                                                           2000            1999
                                                                       -------------   -------------
Beginning Balance, July 1...........................................      1,142,530       1,246,764
Additions...........................................................         12,574          50,321
Customer losses not guaranteed with holdback putbacks...............        (51,080)        (59,049)
Customer losses guaranteed with holdback putbacks and other ........        (18,911)         (7,491)
                                                                       ------------    ------------
Ending Balance......................................................      1,085,113       1,230,545
                                                                       ============    ============

Annualized quarterly attrition......................................           18.3%           19.1%
                                                                       =============   ============


     (1) See "Attrition", above, for discussion of other adjustments.

     MONITORING AND RELATED SERVICE REVENUES decreased approximately $10.6 million or 11.0% in the third quarter of 2000 as compared to the third quarter of 1999 primarily due to the decline in our customer base.

     INSTALLATION AND RENTAL REVENUES consist primarily of revenues generated from our internal installations of new alarm systems. These revenues increased by approximately $0.2 million or 5.4% from the third quarter of 1999.

     COST OF MONITORING AND RELATED SERVICES REVENUES for the third quarter of 2000 decreased by $0.1 million, or 0.2%, to $29.5 million from $29.6 million for the third quarter of 1999. Parts and materials costs increased by $1.6 million and telecom costs decreased $1.7 million.

     COST OF INSTALLATION AND RENTAL REVENUES was $0.22 million or 9.4% less than in the third quarter of 1999. These costs as a percentage of installation and rental revenues were approximately 57% for the third quarter of 2000 as compared to approximately 67% for the third quarter of 1999. Parts and materials decreased by $0.6 million. Partially offsetting this decrease, compensation and subcontract labor costs increased approximately $0.3 million.

     SELLING EXPENSE was $1.0 million or 77.8% greater than in the third quarter of 1999. This increase is primarily due to an increase in sales commissions and employee compensation stemming from our increased emphasis on internal account growth.

     GENERAL AND ADMINISTRATIVE EXPENSES decreased $5.3 million from $29.7 million in the third quarter of 1999 to $24.4 million in the third quarter of 2000. Bad debt and collection expenses decreased $6.4 million primarily due to adjustments made during the third quarter of 1999 increasing the valuation allowance on accounts receivable. Subcontract expense related to outside information technology support increased approximately $1.0 million due primarily to work performed in connection with the implementation of our new billing, collection and monitoring software.

     ACQUISITION EXPENSES decreased $7.8 million in the third quarter of 2000 from $10.0 million in the third quarter of 1999 to $2.2 million. During these respective periods for 2000 and 1999, third party monitoring costs decreased by $1.8 million and costs related to winding down the old dealer program decreased by $2.3 million. Additionally, in the third quarter of 1999, $3.7 million of costs were expensed relating to the termination of the Lifeline merger.

     AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for the third quarter of 2000 decreased by $33.8 million, or 41.9%, to $46.8 million from $80.7 million in the third quarter of 1999. Subscriber amortization for the three months ended September 30, 2000 and 1999 was $32.7 million and $72.8 million, respectively, a decrease of $40.1 million. As discussed in our 1999 Annual Report on Form 10-K, we changed our amortization method from a 10-year straight line method to a 10-year declining balance method as of the third quarter in 1999. The cumulative effect of this change in accounting principle was approximately $37.7 million.

     As discussed above, we also changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, in amortization expense increased $5.9 million from $5.2 million in the third quarter of 1999 to $11.1 million for the third quarter of 2000. Additionally, in the third quarter of 2000 depreciation expense increased $0.3 million from $2.7 million for the third quarter of 1999 to $3.0 million in the third quarter of 2000.

     INTEREST EXPENSE, NET for the third quarter was $13.8 million and $19.8 million for 2000 and 1999, respectively. During the third quarter of 1999, borrowings under the Senior Credit Facility rose from $172.0 million to $215.0 million with interest rates ranging from 6.50% to 7.75%. During the third quarter of 2000, the Senior Credit Facility increased from $70.0 million to $72.0 million at interest rates approximating 8.9%. Total debt at September 30, 2000 and 1999 was $665.7 million and $1.1 billion respectively.

     MULTIFAMILY SEGMENT

     The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.


                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------
                                                                 2000                       1999
                                                       -------------------------   -----------------------
                                                                      (DOLLARS IN THOUSANDS)
Revenues:
  Monitoring and related services....................       $9,108         88.8%      $8,697           90%
  Installation and rental............................        1,147         11.2          970           10
                                                       ------------  -----------   ----------   ---------
  Total revenues.....................................       10,255        100.0        9,667        100.0

Cost of revenues:
  Monitoring and related services....................        1,997         19.4        2,153         22.3
  Installation and rental............................          908          8.9          955          9.9
                                                       ------------  -----------   ----------   ---------
  Total cost of revenues.............................        2,905         28.3        3,108         32.2

                                                          -----------  -----------    ----------   ------



  Gross profit.......................................        7,350         71.7        6,559         67.8
Selling expenses.....................................          552          5.4          463          4.8
General and administrative expenses..................        1,874         18.3        2,071         21.4
Amortization of intangibles and depreciation expense.        3,925         38.3        2,388         24.7
                                                       ------------  -----------   ----------   ----------
Operating income.....................................         $999          9.7%      $1,637         16.9%
                                                       ============  ===========   ==========   ==========


     2000 COMPARED TO 1999. We had a net increase of 7,130 customers in the third quarter of 2000 as compared to a net decrease of 902 customers in the third quarter of 1999. The average customer base was 299,903 for the third quarter of 2000 compared to 289,699 for the third quarter of 1999. The change in Multifamily's customer base for the period is shown below.

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        -----------------------
                                                          2000         1999
                                                        ----------  -----------
Beginning Balance, July 1,..............................  296,338      290,150
Additions...............................................   11,451        4,634
Customer losses.........................................   (4,321)      (5,536)
                                                        ---------   ----------
Ending Balance .........................................  303,468      289,248
                                                        =========   ===========

Annualized quarterly attrition..........................     5.8%         7.6%
                                                        ==========  ===========


     MONITORING AND RELATED SERVICES REVENUES for the third quarter of 2000 increased by $0.4 million, or 4.6%, to $9.1 million from $8.7 million for the third quarter of 1999 due primarily to the larger customer base in 2000.

     COST OF MONITORING AND RELATED REVENUES for the quarter ending September 30, 2000 decreased by $.2 million, or 7.3% to $2.0 million from $2.2 million for the third quarter of 1999. Monitoring and related service expenses, as a percentage of monitoring and related service revenues decreased to 21.9% for the quarter ended September 30, 2000 from 24.8% for the quarter ended September 30, 1999. This is primarily due to reduced employment cost resulting from the increased call center automation.

     COST OF INSTALLATION AND RENTAL REVENUES decreased by $0.05 million or 5% to $0.91 million in the third quarter of 2000 from $0.96 million in the third quarter of 1999. Installation and rental cost of revenues, as a percentage of installation and rental revenues, decreased to 79.1% for the third quarter of 2000 from 98.5% for the third quarter of 1999. This decline is principally due to the sale of certain access control contracts which provided greater installation margins than standard alarm sales.

     GENERAL AND ADMINISTRATIVE EXPENSE decreased 9.5%, or $.2 million in 2000 to $1.9 million from $2.1 million as a result of a temporary decline in the sales force.

     AMORTIZATION OF INTANGIBLES AND DEPRECIATION EXPENSE for the third quarter in 2000 increased by $1.5 million, or 64.4% from $2.4 million in 1999 to $3.9 million in 2000. This increase is primarily due to the change in estimate of goodwill life from 40 to 20 years resulting in an increase in goodwill amortization expense of $1.2 million. Subscriber amortization increased by $0.3 million due to the increasing customer base being amortized.

LIQUIDITY AND CAPITAL RESOURCES

     We believe we currently maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash will be generated from a combination of our existing $115.0 million Senior Credit Facility, which had approximately $43 million of availability at September 30, 2000, subject to compliance with the provisions of the debt covenants in the agreement, as well as revenue from our security monitoring customer base which generated $110.1 million of positive EBITDA from the North America and Multifamily operations in the first nine months of 2000. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund our cash needs. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. We believe that presentation of EBITDA enhances an understanding of our financial condition, results of operations and cash flows because EBITDA is used to satisfy our debt service obligations and our capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Our computation of EBITDA may not be comparable to other similarly titled measures of other companies.

     On September 15, 2000, we announced that we are considering new sources of financing, including new credit facilities with third parties or the sale of assets, including the possible sale of Multifamily to Westar Industries. The credit facility with Westar Industries currently expires on January 2, 2001. Westar Industries has advised us that while it would consider an extension of the credit facility upon terms reflecting current market conditions, it prefers we find alternatives to the credit facility upon its expiration because of the previously announced restructuring of Westar Industries. We have established a special committee of our Board of Directors to evaluate any transaction with Westar Industries. Due to our credit downgrades received in 2000 by rating agencies, higher interest rates and a more difficult lending market, it is not known on what terms a credit facility could be obtained or if a credit facility could be obtained at all. Similarly, there is no assurance we will be able to sell assets.

     OPERATING CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000. Our operating activities provided net cash flows of $44.9 million, a decrease of $31.0 million from the comparable period for 1999, primarily due to a decrease in EBITDA of $46.4 million from $162.9 million for the first nine months of 1999 to $116.5 million for the first nine months of 2000.

     INVESTING CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000. Our investing activities provided net cash flows of $141.7 million in the first nine months of 2000 compared to a use of cash of $239.9 million in the first nine months of 1999. This increase is due to the sale of the European operations and certain other investments to Westar Industries for $183.0 million in cash along with $61.0 million in other consideration. We also reduced the purchases of customer accounts and fixed assets by $192.9 million from $234.3 million in the first nine months of 1999 to $41.4 million in the first nine months of 2000.

     FINANCING CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000. We decreased our net borrowings under our Senior Credit Facility by $153.0 million during the first nine months of 2000. We paid down $183.0 million as a result of the sale of our European operations to Westar Industries. Excluding this transaction, we had net borrowings of $30.0 million under our Senior Credit Facility during the first nine months of 2000. We also repurchased certain of our outstanding debt securities for cash totaling $46.8 million during this period. At September 30, 2000, the Senior Credit Facility had a weighted average interest rate of 8.9% and outstanding borrowings of $72.0 million.

     During the nine months ended September 30, 2000 we purchased 710,600 shares of our outstanding common stock for a total of $1.2 million. These shares are reflected in our equity section of the balance sheet as treasury stock, at cost. We may continue to acquire additional shares of our common stock based upon market conditions and other factors.

     We may also continue to acquire additional debt securities in the open market or through negotiated transactions based upon market conditions and other factors. We expect that we would also realize an extraordinary gain on extinguishment of debt on any such purchases.

MATERIAL COMMITMENTS

     We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of September 30, 2000 and as of September 30, 1999.

                                                                     SEPTEMBER 30,        SEPTEMBER 30,
              DEBT SECURITY                     MATURITY DATE            2000                1999 (b)
------------------------------------------- ---------------------- ------------------    -----------------
                                                                   (in thousands)        (in thousands)
Convertible Senior Subordinated
Notes (a)                                      September 2003           $ 28,185             $103,500
=======================================================================================================
                                       28


Senior Subordinated Discount Notes               June 2005                49,826              107,900
Senior Unsecured Notes                          August 2005              250,000              250,000
Senior Subordinated Notes                       January 2009             262,040              350,000
Senior Credit Facility                          January 2001              72,000              215,000
                                                                  ------------------     ----------------
                                                                        $662,051           $1,026,400
                                                                  ==================     ================
--------------

     (a) These notes are convertible into Protection One common stock at a price of $11.19 per share, which is currently above the price at which our shares are traded in the public stock markets.
     (b) Excludes the debt of our European segment which was sold to Westar Industries on February 29, 2000.

     We are in compliance with the financial covenants under the amended Senior Credit Facility and the indentures for the third quarter ended September 30, 2000.

     In March 2000, Moody's, S & P and Fitch downgraded their ratings on our outstanding securities with outlook remaining negative. As of November 1, 2000, these ratings were as follows:


                              Senior                   Senior
                            Unsecured               Subordinated
                               Debt                Unsecured Debt
                         -----------------      ---------------------
S & P                           B+                       B-
Moody's                         B2                      Caa1
Fitch                           B+                       B-


CAPITAL EXPENDITURES

     We anticipate making capital expenditures of approximately $65 million in 2000. Of such amount, we plan to invest approximately $45 million to acquire customer accounts, $10 million to complete the development and installation of our new software platforms, $5 million for replacement of vehicles, and $5 million for other capital items. Capital expenditures for 2001 are expected to be approximately $84 million of which approximately $67 million would be to acquire accounts and $17 million for vehicles and other capital items. Capital expenditures for 2002 are expected to be approximately $108 million of which approximately $92 million would be to acquire accounts and $16 million for vehicles and other capital items. These estimates are prepared for planning purposes and may be revised. Actual expenditures for these and possibly other items not presently anticipated may vary from these estimates during the course of the years presented.

     TAX MATTERS

     Protection One is consolidated into income tax returns filed by its parent, Western Resources. The two parties have entered into a tax sharing agreement whereby Western Resources will make cash payments to us for current tax benefits utilized for income tax return purposes and which will require cash payments from us for current tax expenses incurred for income tax return purposes. This arrangement has allowed us to provide a current tax benefit for the year ended December 31, 1999, as well as for the nine months ended September 30, 2000. If the Company did not file its taxes on a consolidated basis with Western Resources, the Company's deferred tax assets might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred. We would cease filing consolidated tax returns with Western
Resources upon its consummation of a strategic transaction and the completion of our separation from Western Resources.

     During the third quarter of 2000 we reversed a deferred tax valuation allowance of $21.9 million relating to acquired net operating loss carryforwards and reduced goodwill by this same amount. We originally had determined that it was more likely than not that the NOL's acquired through acquisitions would not be utilized and therefore established the valuation allowance. However, due to a change in federal tax regulations regarding the utilization of acquired NOL carryforwards, approximately $19 million of these NOL's were utilized in 1999 with the balance expected to be utilized in 2000.

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

    None.

ITEM 5.   OTHER INFORMATION.

    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibit is filed with this Current Report on Form 10-Q or incorporated by reference.

    EXHIBIT
     NUMBER     EXHIBIT DESCRIPTION
    --------    -------------------

     27.1     Financial Data Schedule.

---------

     (b) During the quarter ended September 30, 2000, the Company filed one Current Report on Form 8-K filed July 28, 2000, disclosing the status of the SEC Staff review of Company accounting matters.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:    November 6, 2000               PROTECTION ONE, INC.
     -----------------------------      PROTECTION ONE ALARM MONITORING, INC.

                                        By: /s/ Anthony D. Somma
                                           -----------------------------------
                                                Anthony D. Somma
                                             Chief Financial Officer