Form 10-K405/A
period 1999-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2001-02-02
CIK 916230, 916310

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

0-24780	33-73002-01
(Commission File Number)	(Commission File Number)
Protection One, Inc.	Protection One Alarm Monitoring, Inc.
(Exact Name of Registrant as Specified in Charter)	Exact Name of Registrant as Specified in Charter)
Delaware	Delaware
(State of Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)
93-1063818	93-1064579
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
6011 Bristol Parkway, Culver City, California, 90230	6011 Bristol Parkway, Culver City, California, 90230
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)
(310) 342-6300	(310) 342-6300
(Registrant's Telephone Number, Including Area Code)	(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share, of Protection One, Inc.	New York Stock Exchange
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

PART I

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K/A-2 (this "Report") and the materials incorporated by reference herein include "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we "believe," "expect," "anticipate" or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among others, the factors discussed in the section entitled "Risk Factors." The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

INTRODUCTORY NOTE—RESTATEMENT

    Following extensive conversations with the Staff of the SEC which have been previously disclosed, we have restated our Consolidated Financial Statements as of December 31, 1999, 1998 and 1997 and for the years then ended and for each of the three fiscal quarters ended March 31, 2000, June 30, 2000, and September 30, 2000. This restatement primarily relates to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security Systems (WSS) acquisition. A description of the adjustments which comprise the restatement is disclosed in Note 2 of the Consolidated Financial Statements filed with this Form 10-K/A-2. A summary of the restated unaudited quarterly financial information for 1999, 1998, and 1997 is disclosed in Note 19 of such Consolidated Financial Statements.

    For the purpose of this Form 10-K/A-2, we have amended and restated in its entirety the 1999 Form 10-K/A. In order to preserve the nature and the character of the disclosures as of the date of the original 1999 Form 10-K, no attempt has been made in this Form 10-K/A-2 to modify or update such disclosures except as required to reflect the results of the restatement.

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

Overview

    Protection One is one of the leading providers of life safety and property monitoring services, providing electronic monitoring and maintenance of its alarm systems in 1999 to nearly 1.6 million customers in North America and Europe. We also provide our customers with enhanced services that include:

  •
  extended service protection;

  •
  patrol and alarm response;

  •
  two-way voice communication;

  •
  medical information service; and

  •
  cellular back-up.

    Approximately 85% of our revenues are contractually recurring for monitoring alarm security systems and other related services. We have grown rapidly by participating in the organic growth in the alarm industry and by acquiring other alarm companies.

    Our European operations were sold on February 29, 2000. See "Recent Developments—Sale of European Assets and Other Transactions" below.

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

    We provide our services to the residential (both single family and multifamily residences), commercial and wholesale customers. At December 31, 1999, our customer base composition was as follows:

Market Segment	Percentage of Total
Single family and commercial	72%
Multifamily/Apartment	18%
Wholesale	10%

Total	100%

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

    Protection One Europe ("Europe") generated approximately $163.0 million, or 27.0%, of our revenues in 1999 and is comprised of:

  •
  Protection One Continental Europe—our alarm monitoring business servicing continental Europe, established from our purchase of Compagnie Européenne de Télésecurité ("CET") in September 1998, based in Paris and Vitrolles, France and offices in Germany, Switzerland, Belgium and the Netherlands; and

  •
  Protection One United Kingdom—our alarm monitoring business servicing the United Kingdom, established from our purchase of Hambro Countrywide Security in May 1998, based in Basingstoke, United Kingdom.

    Our European operations were sold on February 29, 2000. See "Recent Developments—Sale of European Assets and Other Transactions" below.

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

    In 1999, we began identifying steps that could be taken to reduce the cost of acquired accounts and reduce attrition by acquiring higher quality accounts. As part of this process, we began notifying dealers that we did not intend to renew their contracts under their current terms and conditions when they expire. The terms of dealer contracts ranges from one to five years and automatically renews unless notice of non-renewal is given by either party as provided in the contracts. In many cases, we entered into new contracts with existing dealers, as well as entered into contracts with new dealers, with terms providing for a lower cost for acquired customer accounts based upon the multiple of monthly recurring revenue and other revised terms that improve the quality of the acquired customer accounts. In other cases, the existing contracts were terminated with settlements deducted from established reserves and therefore having no impact on earnings. These actions have resulted in a loss of dealers and therefore fewer customer accounts available for purchase. The failure to replace customer accounts could have a material adverse impact on our financial condition. The number of accounts being purchased decreased significantly from 25,000 in March 1999 to approximately 3,500 in January 2000. See "Item 3—Legal Proceedings."

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

    Change in Accounting Principle.  In 1999, we announced a change in accounting principle relating to the amortization of customer accounts. Historically, we amortized the costs allocated to customer accounts by using the straight-line method over a 10-year life for all customer accounts, except WSS customer accounts which utilize an eight-year accelerated amortization method. The straight-line method, indicated in Accounting Principles Board Opinion No. 17 as an appropriate method for such assets, has been the predominant method used to amortize customer accounts in the monitored services industry. Management is not aware of whether the economic life or the rate of realization for our customer accounts differs materially from other monitored services companies.

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

    We concluded a comprehensive review of our amortization policy that was undertaken during the third quarter of 1999. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience. After completing the review, management identified three distinct pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to our North America, Multifamily and the former Europe business segments. Separate pools for North America and Multifamily will be used going forward. The pool for Europe will no longer be relevant to us in light of the sale of the European operations. For the North America and Europe pools, the analyzed data indicated to management that we can expect attrition to be greatest in years one through five of asset life and that a change from a straight-line to a 10-year declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Management initially elected to change to that method for all customer accounts in the North America and Europe pools, except for the WSS accounts which utilize an eight-year accelerated amortization method. No change was made in the method used for the Multifamily pool. See Notes 2 and 3 of "Notes to Consolidated Financial Statements" for further discussion.

    Our amortization rates for the North America and Europe customer pools consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Customer Pool	Amortization Method
North America
—Acquired Westinghouse Customers	Eight-year 120% declining balance
—Other Customers	Ten-year 130% declining balance
Europe	Ten-year 125% declining balance
Multifamily	Ten-year straight-line

    Adoption of the declining balance method effectively shortens the estimated expected average customer life for these customer pools. It is not possible to distinguish the effect of a change in method (straight-line to declining balance) from the change in estimated lives.

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

    The aggregate carrying value of debt securities received in these transactions was approximately $134.6 million. Upon the receipt of these securities, we recorded an extraordinary gain from the cancellation of debt of approximately $27 million, net of tax. See Note 20 of "Notes to Consolidated Financial Statements" for a description of the debt transferred.

    A special committee of the Protection One Board of Directors approved these transactions after obtaining a "fairness opinion" from an investment banker. The special committee also approved the amendment to our Senior Credit Facility described below.

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

    Change in Estimate of Useful Life of Goodwill.  In conjunction with the impairment test for customer accounts, we re-evaluated the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful life of goodwill. Management concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, will be amortized over its remaining useful life based on a 20-year life. On our existing account base, we anticipate that this will result in an increase in annual goodwill amortization of approximately $23 million for North America and $6 million for Multifamily. The additional goodwill recorded for Europe prior to its sale on February 29, 2000 was approximately $1 million.

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

    Customer attrition by business segment for the years ended December 31, 1999 and 1998 is summarized below:

	Customer Account Attrition
	December 31, 1999		December 31, 1998
	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
North America	16.3%	16.0%	8.3%	11.0%
Europe	15.6%	9.6%	(a)	(a)
Multifamily	8.0%	7.6%	3.2%	4.6%
Total Company	14.7%	14.0%	6.9%	9.4%

(a)
European operations acquired in the fourth quarter of 1998.

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

    See "Strategy—Focusing on Customer Service and Reducing Attrition" for a discussion of our efforts to reduce attrition.

Strategy

    In prior years, our strategy was focused primarily on growing our customer base to achieve critical mass. We believe we have reached this objective and our strategic focus has now shifted to the following areas:

  •
  improving customer service

  •
  reducing attrition

  •
  reducing customer acquisition costs, and diversifying our customer acquisition strategy to include dealers, internal sales, tuck-in acquisitions and direct marketing

  •
  integrating and building infrastructure such as common platforms for our central stations, billing and other applications

  •
  enhancing revenues and margins by offering additional services to new and existing customers

  •
  establishing name recognition by targeting our growth to areas near existing branches to increase customer density

  •
  growing our commercial business

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

Location	Current Number of Customers Monitored	Primary Markets
Beaverton, OR	305,000	Residential/Commercial
Addison, TX	295,000	Multi-Family
Hagerstown, MD	80,000	Residential/Wholesale
Irving, TX	430,000	Residential/Commercial
Orlando, FL	125,000	Wholesale
Wichita, KS	210,000	Residential/Commercial
Ottawa, Ontario	20,000	Residential
Vancouver, B.C.	20,000	Residential

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

  •
  Extended Service Protection, which covers the normal costs of repairing the system during normal business hours, after the expiration of the initial warranty period.

  •
  Two-Way Voice Communication (Remote Audio Verification), which consists of the ability, in the event of an alarm activation, to listen and to talk to persons at the monitored premises from the service center through speakers and microphones located within the premises. Among other things, such remote audio verification helps us to determine whether an alarm activation is a false alarm.

  •
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

  •
  Wireless Back-Up, which permits the alarm system to send signals over a cellular telephone or dedicated radio system, in the event that regular telephone service is interrupted.

  •
  Alarm Response and Patrol Service, which provides customers in selected markets with rapid, on-premises response to and verification of alarms by armed officers.

  •
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

    Dealer contracts provide for the purchase of the dealers' customer accounts by us on an ongoing basis. The dealers install specified alarm systems (which have a Protection One logo on the keypad), arrange for customers to enter into Protection One alarm monitoring agreements, and install Protection One yard signs and window decals. In addition, we require dealers to qualify prospective customers by meeting a minimum credit standard. See "Overview of 1999 Developments—Dealer Program" above.

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

Competition

    The security alarm industry is highly competitive and highly fragmented. In North America, there are only five alarm companies that offer services across the U.S. and Canada with the remainder being either large regional or small, privately held alarm companies. Based on number of residential customers, we believe the top five alarm companies in North America are:

  •
  ADT Security Services, a subsidiary of Tyco International, Inc. ("ADT");

  •
  Protection One;

  •
  SecurityLink from Ameritech, Inc., a subsidiary of Ameritech Corporation;

  •
  Brinks Home Security Inc., a subsidiary of The Pittston Services Group of North America; and

  •
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

Regulatory Matters

    A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include:

  •
  subjecting alarm monitoring companies to fines or penalties for transmitting false alarms;

  •
  permitting of individual alarm systems and the revocation of such permits following a specified number of false alarms;

  •
  imposing fines on alarm customers for false alarms;

  •
  imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms; and

  •
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

We have had a history of losses.

    We incurred net losses of $80.7 million in 1999 (a net loss of $91.9 million excluding the effect of the Mobile Services Group gain, net), $17.8 million in 1998, and $42.3 million in 1997. These losses reflect, among other factors:

  •
  substantial charges incurred by us for amortization of purchased customer accounts;

  •
  interest incurred on indebtedness;

  •
  other charges required to manage operations; and

  •
  costs associated with the integration of the acquisitions we have made.

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

    Acquisitions of subscriber account portfolios involve a number of uncertainties. Sellers in smaller transactions typically do not have audited historical financial information with respect to the acquired accounts. Therefore, in making acquisition decisions, we have generally relied on management's knowledge of the industry, due diligence procedures and representations and warranties of the sellers. There can be no assurance that these representations and warranties are or will be true and complete or, if these representations and warranties are inaccurate, that we will be able to uncover any inaccuracies in the course of its due diligence or recover damages from the seller in an amount sufficient to fully compensate it for any resulting losses. Risks associated with these uncertainties include, without limitation, the following:

  •
  the possibility of unanticipated problems not discovered prior to the acquisition;

  •
  additional expenses required to integrate the acquired company's systems;

  •
  higher than expected account customer losses; and

  •
  for acquisitions that are structured as stock purchases of other companies, the assumption of unexpected liabilities and losses from the disposition of unnecessary or undesirable assets of the acquired companies.

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

    Additionally, please be aware that:

  •
  As of December 31, 1999, we had outstanding long-term indebtedness of $1.077 billion, total indebtedness of $1.113 billion, an accumulated deficit of $141.5 million and stockholders' equity of $1.217 billion. Our ratio of total indebtedness to total capitalization was 48% as of December 31, 1999.

  •
  As of February 29, 2000, after giving effect to the sale of our European assets and other transactions, we had outstanding long-term indebtedness of $686.8 million, total indebtedness of $744.6 million, an accumulated deficit of $131.0 million and stockholders' equity of $1.291 billion. Our ratio of total indebtedness to total capitalization decreased to 37% as of February 29, 2000.

  •
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

  •
  our ability to obtain additional financing in the future for working capital, acquisitions of subscriber accounts, capital expenditures, general corporate purposes or other purposes;

  •
  our ability to withstand a downturn in our business or the economy generally; and

  •
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

    We experience the loss of accounts as a result of, among other factors:

  •
  relocation of customers;

  •
  adverse financial and economic conditions;

  •
  competition from other alarm service companies; and

  •
  customer service and operational difficulties with integration of acquired customers.

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

    As of December 31, 1999, our cost of intangible assets, net of accumulated amortization, was approximately $2.2 billion, which constituted approximately 87% of the book value of our total assets. As a result of discussions with the SEC staff in the third quarter, we reviewed our methodology for amortizing customer accounts. A discussion of the results of this review is set forth in the caption "Overview of 1999 Activities—Change in Accounting Principle," above. See Note 2 to the Consolidated Financial Statements.

    The effects of the gross number of lost customers have historically been offset by a combination of factors that has resulted in an overall increase in the number of customers and/or revenue, including:

  •
  adding new accounts from customers who move into premises previously occupied by prior customers and in which security alarm systems are installed;

  •
  accounts for which we obtain a guarantee from the seller that allows us to "put" back to the seller canceled accounts; and

  •
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

  •
  Total debt to annualized EBITDA for the most recent quarter must be less than 6.0;

  •
  Annualized EBITDA for the most recent quarter to interest expense must be greater than 2.25; and

  •
  Senior debt to annualized EBITDA must be less than 4 to 1.

    In each case, the ratio should reflect the impact of acquisitions and other capital investments for the entire period covered by the calculation. Other financial covenants are also described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Commitments." Our ability to comply with the ratios and the tests will be affected by events outside our control and there can be no assurance that we will meet those tests. A breach of any of the covenants or failure to meet the tests could result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable. In the case of the Senior Credit Facility, if we are unable to pay the amounts due, the lender could accelerate the indebtedness under the Senior Credit Facility, which would in turn be an event of default under our various indentures governing our publicly held indebtedness. There can be no assurance that our assets would be sufficient to repay our indebtedness in full. We have had to obtain waivers of compliance with certain covenants and provisions under the Senior Credit Facility in the past. There can be no assurance we can obtain any such waivers if they are required in the future.

    Certain restrictions contained in our credit agreement with Westar Capital are discussed under the caption "Recent Developments—Amendment to Credit Agreement with Westar Capital," above.

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

    In December 1998, we announced that we had reorganized our operating structure into new divisions in order to better manage the increased scale and scope of operations. We also created a non-operating Executive Division with the intent to focus senior management's time on key strategic and capital formation initiatives. In 1999, we replaced several key management personnel and moved the accounting and finance functions to Topeka, Kansas. In 1999, we also entered into a service agreement with Western Resources pursuant to which Western Resources provides us certain administrative services including accounting, human resources, legal, facilities and technology. There can be no assurance that we will be able to realize the intended benefits of our new operating structure. Moreover, we face certain risks and uncertainties associated with management and operational reorganizations, including those relating to:

  •
  changes in management responsibility and reporting structures;

  •
  potential lack of communications until new reporting and communication structure becomes familiar;

  •
  potential loss of cohesive operational strategies; and

  •
  potential employee turnover.

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

Location	Size (sq. ft.)	Lease/Own	Principal Purpose
United States
Addison, TX	28,512	Lease	Service center/administrative headquarters
Beaverton, OR	44,600	Lease	Service center
Chatsworth, CA	43,472	Lease	Marketing call center
Culver City, CA	23,520	Lease	Former Corporate headquarters(1)
Culver City, CA	8,029	Lease	Current Corporate headquarters
Hagerstown, MD	21,370	Lease	Service center
Irving, TX	53,750	Lease	Service center
Irving, TX	54,394	Lease	Administrative functions
Orlando, FL	11,020	Lease	Wholesale service center
Topeka, KS	6,996	Lease	Financial/administrative headquarters
Wichita, KS	50,000	Own	Service center/administrative functions
Canada
Ottawa, ON	7,937	Lease	Service center/administrative headquarters
Vancouver, BC	5,177	Lease	Service center
Europe (2)
Basingstoke (London), UK	3,500	Lease	Financial/administrative headquarters/service center
Paris, FR	3,498	Lease	Financial/administrative headquarters/service center
Vitrolles (Marseilles), FR	13,003	Lease	Administrative/service center

(1)
In March 2000, the lease for our former corporate headquarters was terminated.

(2)
On February 29, 2000, we sold our European operations. See "Recent Developments—Sale of European Assets and Other Transactions".

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

	Protection One Common Stock
	High		Low		Dividends
1997:
First Quarter	$11	1/8	$7	3/8	—
Second Quarter	14	1/8	9	1/4	—
Third Quarter	21	3/4	13	3/8	—
Fourth Quarter	20	1/8	10	3/4	$7.00
1998:
First Quarter	$13	1/2	$10	1/16	—
Second Quarter	13	7/8	9	7/16	—
Third Quarter	12	1/8	5	7/8	—
Fourth Quarter	12	1/4	7	7/8	—
1999:
First Quarter	$9	3/8	$6	1/4	—
Second Quarter	5	5/8	3	7/8	—
Third Quarter	6	1/4	2	3/4	—
Fourth Quarter	4		1	7/16	—

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

Number of Stockholders

    As of December 31, 1999, there were approximately 104 stockholders of record who held shares of our common stock, as shown on the records of Protection One's transfer agent.

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

SELECTED CONSOLIDATED FINANCIAL DATA

					Predecessor
	Protection One
					53 weeks ended December 30, 1996	52 weeks ended December 20, 1995
	Year ended December 31, 1999	Year ended December 31, 1998	Year ended December 31, 1997	Year ended December 31, 1996
	RESTATED	RESTATED	RESTATED
	(dollars in thousands, except for per share amounts)				(dollars in thousands, except for per share amounts)
Statements of operations data
Revenues	$605,176	$421,095	$144,773	$8,097	$110,881	$88,710
Cost of revenues	184,006	129,083	35,669	3,348	25,960	17,280

Gross profit	421,170	292,012	109,104	4,749	84,921	71,430
Selling, general and administrative expenses	185,989	114,506	80,755	5,091	60,166	50,919
Acquisition and transition expense	27,451	20,298	2,108		101	101
Amortization of intangibles and depreciation expense	233,906	126,664	51,936	609	21,613	17,804
Other charges:
Merger related costs	—	—	11,542	—	—	—
Severance and relocation costs	5,809	3,400	—	—	—	—

Operating income (loss)	(31,985)	27,144	(37,237)	(951)	3,041	2,606
Interest expense, net	87,037	55,990	33,483	15	10,879	12,159
Other non-recurring (income) expense	(12,869)	(5,733)	—	—	—	—

Income (loss) before income taxes and extraordinary gain—net of taxes	(106,153)	(23,113)	(70,720)	(966)	(7,838)	(9,553)
Income tax (expense) benefit	27,108	3,689	28,405	310	2,978	3,630

Income (loss) before extraordinary gain	(79,045)	(19,424)	(42,315)	(656)	(4,860)	(5,923)
Extraordinary gain, net of tax	(1,691)	1,591	—	—	—	—

Net income (loss)	$(80,736)	$(17,833)	$(42,315)	$(656)	$(4,860)	$(5,923)

Net income (loss) per share	$(.64)	$(.17)	$(.60)	$(0.01)	—	—

Consolidated balance sheet data
Working capital (deficit)	$(27,933)	$(90,568)	$40,231	$(19,447)	$(19,515)	$(13,035)
Customer accounts, net	1,132,095	1,022,863	529,886	265,530	157,969	138,620
Goodwill and trademarks, net	1,056,671	1,128,819	625,228	218,991	11,102	11,397
Total assets	2,512,558	2,462,590	1,366,371	506,647	187,456	170,907
Long term debt, including capital lease	1,077,152	884,554	327,797	60,505	47,931	52,511
Total stockholders' equity	1,216,920	1,296,390	907,191	410,430	106,140	89,120
Other operating data
Number of customers at end of period	1,623,201	1,557,996	756,818	424,100	313,784	265,839
EBITDA (a)	$207,730	$162,491	$26,241	$(342)	$24,654	$20,410
Cash flows from operations	$91,268	$85,150	(4,928)	(91)	23,729	15,073
Cash flows used in investment activities	(272,225)	(893,947)	(156,684)	(369,536)	(40,460)	(43,094)
Cash flows from financing activities	177,674	744,479	237,000	369,682	16,734	28,129

(a)
Earnings before interest, taxes, depreciation and amortization (EBITDA) is derived by adding to income (loss) before income taxes, the sum of:
•
interest expense, net;
•
other charges;
•
depreciation and amortization expense; and
•
deducting other non-recurring (income) expense items.

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

    The following table provides a calculation of EBITDA for each of the periods presented above:

	Protection One				Predecessor
	Year Ended December 31,				53 weeks ended December 30, 1996	52 weeks ended December 20, 1995
	1999	1998	1997	1996
	RESTATED	RESTATED	RESTATED
	(dollars in thousands)				(dollars in thousands)
Loss before income taxes and extraordinary item	$(106,153)	$(23,113)	$(70,720)	$(966)	$(7,838)	$(9,553)
Plus:
Interest expense, net	87,037	55,990	33,483	15	10,879	12,159
Other charges	5,809	8,683	11,542	—	—	—
Amortization of intangibles and depreciation expense	233,906	126,664	51,936	609	21,613	17,804
Less:
Other non-recurring income	(12,869)	(5,733)	—	—	—	—

EBITDA	$207,730	$162,491	$26,241	$(342)	$24,654	$20,410

    Other charges in 1999 represents severance charges of $3.2 million and transition costs of $2.6 million relating to the move of the finance and accounting offices from Irving, Texas to Topeka, Kansas. Other charges in 1998 represents severance and relocation payments of $3.4 million related to our 1998 reorganization and costs of $5.3 million incurred to replace signage for WRSB after the merger of WRSB with Protection One in 1998. Other charges in 1997 represent merger costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

Introduction

    In Management's Discussion and Analysis we explain our general financial condition and operating results, including:

  •
  What factors impact our business

  •
  What our earnings and costs were in 1999, 1998 and 1997

  •
  Why these earnings and costs differed from year to year

  •
  How our earnings and costs affect our overall financial condition

  •
  What we expect our capital expenditures to be for the years 2000 through 2002

  •
  How we plan to pay for these future capital expenditures

  •
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

    Accounting Change.  Historically we amortized our customer accounts using a 10-year straight-line amortization method for all customer accounts except for WSS accounts which use an eight-year accelerated amortization method. In the third quarter of 1999, we performed a review of our amortization policy relating to customer accounts and identified three distinct pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to our North America and Multifamily business segments and our former European business segment. For the North America and Europe pools, the analyzed data indicated that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Management elected to change to that method for customer accounts in the North America and Europe pools, except for the WSS accounts which use an eight-year accelerated amortization method. No change was made in the method used for the Multifamily pool. See Notes 2 and 3 of "Notes to Consolidated Financial Statements" for further discussion.

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

    Sale of Non-Strategic Assets.  The sale of our Mobile Services Group to ATX Technologies ("ATX") was announced on June 28, 1999 and consummated on August 25, 1999. The sales price was approximately $20 million in cash plus a note and a preferred stock investment in ATX. We recorded a pre-tax gain on the sale of approximately $17.2 million.

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

    For the period ended December 31, 1999, our total company quarterly annualized and trailing twelve month attrition rates were 14.7% and 14.0%, respectively. The table below shows the change in our total company customer base and the increase in attrition from 1997 to 1999:

	Year Ended December 31,
	1999	1998	1997
Beginning Balance, January 1,	1,557,996	937,480	424,100
Additions, net of holdback put backs	288,581	738,163	390,620
Customer losses, net of holdback put backs	(223,376)	(117,647)	(57,902)

Ending Balance, December 31,	1,623,201	1,557,996	756,818

The January 1, 1998 balance increased for customers acquired in the Network Multifamily Security acquisition, which was completed effective January 1, 1998.

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

    A special committee of the Protection One Board of Directors approved these transactions after obtaining a "fairness opinion" from an investment banker. The special committee also approved the amendment to our Senior Credit Facility as discussed below.

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

    Change in Estimate of Useful Life of Goodwill.  In conjunction with the impairment test for customer accounts, we re-evaluated the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful life of goodwill. Management concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, will be amortized over its remaining useful life based on a 20-year life. On our existing account base, we anticipate that this will result in an increase in annual goodwill amortization of approximately $23 million for North America and $6 million for Multifamily. The additional goodwill recorded for Europe prior to its sale on February 29, 2000, was approximately $1 million.

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

	Year Ended December 31,
	1999		1998		1997
	RESTATED		RESTATED		RESTATED
	(dollars in thousands)
Revenues:
Monitoring and related services	$387,962	96.2%	$321,085	93.4%	$126,630	87.5%
Installation and rental	15,307	3.8	22,869	6.6	18,143	12.5

Total revenues	403,269	100.0	343,954	100.0	144,773	100.0
Cost of revenues:	`
Monitoring and related services	108,875	27.0	93,569	27.2	32,656	22.5
Installation and rental	12,646	3.1	14,030	4.1	3,013	2.1

Total cost of revenues	121,521	30.1	107,599	31.3	35,669	24.6

Gross profit	281,748	69.9	236,355	68.7	109,104	75.4
Selling, general and administrative expenses	106,482	26.4	86,843	25.2	80,755	55.8
Acquisition and transition expense	26,405	6.6	20,275	5.9	2,108	1.5
Amortization of intangibles and depreciation expense	194,927	48.4	114,998	33.4	51,936	35.8
Other charges	5,809	1.4	3,400	1.0	11,542	8.0

Operating income (loss)	$(51,875)	(12.9)%	$10,839	3.2%	$(37,237)	(25.7)%

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

	Year Ended December 31,
	1999	1998
Beginning Balance, January 1,	1,196,047	750,891
Additions, net of holdback put backs	200,407	552,015
Customer losses, net of holdback put backs	(191,812)	(106,859)

Ending Balance, December 31,	1,204,642	1,196,047

Twelve month trailing attrition	16.0%	11.0%

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

    Amortization of intangibles and depreciation expense for 1999 increased by $79.9 million, or 69.5%, to $194.9 million from $115.0 million in 1998. As discussed above in "Overview of 1999 Activities", we changed our amortization method for most of our North American customers from a 10-year straight line method to a 10-year declining balance method which substantially increased amortization expense in 1999. Another primary factor resulting in the increase is the full year of amortization expense on subscribers acquired during 1998. These increases were partially offset by a $1.9 million decrease in the amortization of the Westinghouse customers under the 8-year accelerated amortization method.

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

    Other non-recurring (income) expense in 1999 totaled $12.7 million of income compared to $5.7 million of income in 1998. In 1999, other income consisted primarily of a gain on the sale of our Mobile Services Group of $17.2 million and dividend income reduced by losses on sales of marketable securities of $7.7 million. In 1998, we recognized a non-recurring gain on the repurchase of customer contracts covered by a financing arrangement with New York Life Secured Asset Management Company, Ltd. (SAMCO), a third party, of approximately $1.5 million. Also during 1998, we restructured our investment in a security monitoring company and recognized a non-recurring gain of approximately $3.0 million.

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

    Amortization of intangibles and depreciation expense for 1998 increased by $63.1 million, or 121.6%, to $115.0 million from $51.9 million in 1997. We spent approximately $442.6 million to purchase customer accounts and incurred $211.0 million in cost allocated to goodwill during 1998 from our purchases of security alarm companies, portfolios of customer accounts, and individual new customers through our Dealer Program. In 1998, we amortized most customer accounts over a 10-year straight-line method and goodwill over 40 years using a straight-line method. These increases were partially offset by a $5.9 million decrease in amortization of the Westinghouse customers under the 8-year accelerated amortization method. Additional considerations relating to our treatment of customer accounts are discussed under the heading "Risk Factors-We lose some of our customers over time."

    Other charges for 1998 decreased by $8.1 million, or 70.4% to $3.4 million from $11.5 `million in 1997. We incurred $3.4 million for severance and relocation expenses associated with a reorganization of our operations in 1998. Other charges for 1997 consisted of $11.5 million of merger related costs. The merger related costs consisted of $3.6 million for inventory and other asset losses, $4.1 million for disposition of fixed assets, $2.0 million for closure of duplicate facilities and approximately $1.9 million for severance compensation and benefits.

    Interest expense, net for 1998 increased by $18.9 million, or 56.4%, to $52.4 million from $33.5 million in 1997, reflecting our use of debt to finance a substantial portion of our customer account growth.

    Other non-recurring (income) expense in 1998 totaled $5.7 million of income compared to zero in 1997. In 1998, we recognized a non-recurring gain on the repurchase of customer contracts covered by a financing arrangement with New York Life Secured Asset Management Company, Ltd. (SAMCO), a third party, in the amount of $1.5 million. Also during 1998, we restructured our investment in a security monitoring company and recognized a non-recurring gain of approximately $3.0 million.

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

	Year Ended December 31,
	1999	1998
Beginning Balance, January 1,	285,954	186,590
Additions, net of holdback put backs	30,973	110,152
Customer losses, net of holdback put backs	(21,967)	(10,788)

Ending Balance, December 31,	294,960	285,954

Twelve month trailing attrition	7.6%	4.6%

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

	Year Ended December 31,
	1999		1998
	(dollars in thousands)
Revenues:
Monitoring and related services	$34,309	88.2%	$29,356	87.8%
Installation and rental	4,592	11.8	4,061	12.2

Total revenues	38,901	100.0	33,417	100.0
Cost of revenues:
Monitoring and related services	7,565	19.4	5,852	17.5
Installation and rental	3,448	8.9	3,820	11.4

Total cost of revenues	11,013	28.3	9,672	28.9

Gross profit	27,888	71.7	23,745	71.1
Selling, general and administrative expenses	11,339	29.2	9,767	29.2
Acquisition and transition expense	313	0.8	0	0.0
Amortization of intangibles and depreciation expense	9,507	24.4	7,721	23.1

Operating income	$6,729	17.3%	$6,257	18.7%

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

    Amortization of intangibles and depreciation expense for 1999 increased by $1.8 million, or 23.1%, to $9.5 million from $7.7 million in 1998. We amortize customer accounts over 10 years using a straight-line method and goodwill over 40 years using a straight-line method. Additional considerations relating to our treatment of customer accounts are discussed under the heading "Risk Factors—We lose some of our customers over time."

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

    In 1999, we acquired approximately 34,000 additional customers through four acquisitions in the United Kingdom. These additional customers produced an increase in monthly recurring revenues of approximately $1.0 million. The change in our customer base for 1999 is shown below:

1999
Beginning Balance, January 1,	75,995
Additions, net of holdback put backs	57,201
Customer losses, net of holdback put backs	(9,597)

Ending Balance, December 31,	123,599

Twelve month trailing attrition	9.6%

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

	Year Ended December 31, 1999		Period Ended December 31, 1998
	1999		1998
	(dollars in thousands)
Revenues:
Monitoring and related services	$92,793	56.9%	$25,400	58.1%
Installation and rental	70,213	43.1	18,324	41.9

Total revenues	163,006	100.0	43,724	100.0
Cost of revenues:
Monitoring and related services	21,110	13.0	4,100	9.4
Installation and rental	30,361	18.6	7,712	17.6

Total cost of revenues	51,471	31.6	11,812	27.0

Gross profit	111,535	68.4	31,912	73.0
Selling, general and administrative expenses	68,169	41.8	17,897	40.9
Acquisition and transition expense	733	0.4	22	0.1
Amortization of intangibles and depreciation expense	29,472	18.1	3,945	9.0

Operating income	$13,161	8.1%	$10,048	23.0%

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

Debt Security	Maturity Date	December 31, 1999	February 29, 2000
Convertible Senior Subordinated Notes(a)	September 2003	$103,500	$53,950
Senior Subordinated Discount Notes	June 2005	107,900	72,200
Senior Unsecured Notes	August 2005	250,000	250,000
Senior Subordinated Notes	January 2009	350,000	303,890
Senior Credit Facility	January 2001	225,000	57,000

		$1,036,400	$737,040

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

    Our Senior Credit Facility and the indentures relating to our public notes contain the financial covenants summarized below:

Debt Instrument	Financial Covenant
Senior Credit Facility (as amended on February 29, 2000)	Total consolidated debt/annualized most recent quarter EBITDA less than 5.75 to 1.0.
Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense greater than 2.10 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized fourth quarter EBITDA less than 6.0 to 1.0 Senior debt/annualized fourth quarter EBITDA less than 4.0 to 1.0

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

S & P and Fitch currently have the our ratings on negative watch. On March 24, 2000, Moody's further downgraded their ratings on our outstanding securities with outlook remaining negative. As of March 24, 2000, these ratings were as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt
S & P	BB-	B
Moody's	B2	Caa1
Fitch	BB	B+

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

  •
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

  •
  Equity Instrument Investments. We have approximately $33.1 million of marketable securities and other investments, as of December 31, 1999. We do not hedge these investments and are exposed to the risk of changing market prices. A 10% change in the market value of these instruments would have approximately a $2.1 million impact on other comprehensive loss.

  •
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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this report:

1.
The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements.

2.
The following Exhibits:

Exhibit No.	Exhibit Description
2.1	Contribution Agreement dated as of July 30, 1997 (the "Contribution Agreement"), between Western Resources and Protection One, Inc. ("POI") (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by POI(1) and Protection One Alarm Monitoring, Inc. ("Monitoring")(2) dated July 30, 1997 (the "July 1997 Form 8-K")).
2.2	Amendment No. 1 dated October 2, 1997, to the Contribution Agreement (incorporated by reference to Exhibit 99.1 to the Current Report of Form 8-K filed by POI and Monitoring dated October 2, 1997).
2.3	Conditional Purchase Agreement, dated as of August 6, 1998, between certain directors and/or officers of Compagnie Européenne de Télésécurité and Monitoring.
2.4	Amended and Restated Agreement and Plan of Contribution and Merger dated as of October 21, 1998 by and among POI, Protection Acquisition Holding Corporation, P-1 Merger Sub, Inc. (Mass.), P-1 Merger Sub, Inc. (Del.) and Lifeline Systems, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of Petroleum One Acquisition Holding Corporation filed on December 10, 1998).
2.5	Amendment No. 2 dated February 29, 2000 to the Contribution Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
3.1	Fifth Amended and Restated Certificate of Incorporation of POI, as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1997 (the "Fiscal 1997 Form 10-K")).
3.2	Amendment dated as of November 24, 1997 to Fifth Amended and Restated Certificate of Incorporation of Protection One.
3.3	By-laws of POI (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1996).
3.4	Certificate of Incorporation of Monitoring, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (Registration Number 333-09401) originally filed by Monitoring and, inter alia, POI on August 1, 1996 (the "August 1996 Form S-3")).
3.5	Bylaws of Monitoring (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by POI and, inter alia, Monitoring for the year ended September 30, 1994).
4.1	Indenture dated as of May 17, 1995, among Monitoring, as Issuer, POI, inter alia, as Guarantor, and The First National Bank of Boston ("FNBB"), as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 33-94684) originally filed by POI and, inter alia, Monitoring on July 18, 1995 (the "1995 Form S-4")).

4.2	First Supplemental Indenture dated as of July 26, 1996, among Monitoring, as Issuer, POI, inter alia, as Guarantor and State Street Bank and Trust Company ("SSBTC") as successor to FNBB as Trustee (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1996 (the "Fiscal 1996 Form 10-K")).
4.3	Second Supplemental Indenture dated as of October 28, 1996, among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the Fiscal 1996 Form 10-K) ).
4.4	Subordinated Debt Shelf Indenture dated as of August 29, 1996, among Monitoring as Issuer, POI as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the August 1996 Form S-3).
4.5	Supplemental Indenture No. 1 dated as of September 20, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by POI and Monitoring and dated September 20, 1996 (the "September 1996 Form 8-K")).
4.6	Supplemental Indenture No. 2 dated as of October 28, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.6 to the Fiscal 1996 Form 10-K).
4.7	Indenture, dated as of August 17, 1998, among Monitoring, as issuer, POI as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 9-4 filed by POI and Monitoring on September 22, 1998).
4.8	Indenture, dated as of December 21, 1998, among Monitoring, as issuer, POI, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1998 (the "Fiscal 1998 Form 10-K"))
10.1	Stock Purchase Warrant dated as of September 16, 1991, issued by POI to Merita Bank, Ltd. (formerly Kansallis-Osake-Pankki) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed by POI and, inter alia, Monitoring for the quarter ended March 31, 1994).
10.2	Warrant Agreement dated as of November 3, 1993, between Monitoring and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Registration Statement 33-73002) originally filed by POI, Monitoring and certain former subsidiaries of Monitoring on December 15, 1993 (the "1993 Form S-4")).
10.3	Registration Rights Agreement dated as of November 3, 1993, among Monitoring, POI, certain former subsidiaries of Monitoring and Bear, Stearns & Co., Inc. (incorporated by reference to Exhibit 4.4 to the 1993 Form S-4).
10.4	Warrant Agreement dated as of May 17, 1995, between POI and The First National Bank of Boston, as Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995 Form S-4).
10.5	Employment Agreement dated as of November 24, 1997, between Protection One and John E. Mack, III (incorporated by reference to Exhibit 10.6 to the November 1997 Form 8-K).*
10.6	Consulting Agreement dated as of February 19, 1996, between POI and Dr. Ben Enis (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended June 30, 1996).*

10.7	1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit 10.23 to the Fiscal 1996 Form 10-K).*
10.8	1997 Long-Term Incentive Plan of POI (incorporated by reference to Appendix F to POI's proxy statement dated November 7, 1997).*
10.9	Notes Registration Rights Agreement dated as of May 17, 1995, among POI, Monitoring, Morgan Stanley & Co., Incorporated and Montgomery Securities (incorporated by reference to Exhibit 4.2 to the 1995 Form S-4).
10.10	Credit Facility Agreement between Westar Capital, Inc., as Lender, and Monitoring, as borrower, dated as of April 1, 1998 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by POI and Monitoring on May 15, 1998).
10.11	Revolving Credit Agreement among Monitoring, borrower, NationsBank, N.A., administrative agent, First Union National Bank, syndication agent, Toronto Dominion (Texas), Inc., documentation agent, and Lenders named therein, dated December 21, 1998 (the "Revolving Credit Agreement") (incorporated by reference to Exhibit 10.11 to the Fiscal 1998 Form 10-K).
10.12	First Amendment to the Revolving Credit Agreement, dated as of February 26, 1999 (incorporated by reference to Exhibit 10.12 to the Fiscal 1998 Form 10-K).
10.13	Agreement, dated as of February 29, 2000, by and among POI, Monitoring, and Westar Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
10.14	Second Amendment of Credit Agreement, effective as of February 29, 2000, between Monitoring and Westar Capital, Inc., as Administrative Agent and a Lender (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
10.15	Registration Rights Agreement, dated December 21, 1998, among Monitoring, POI and various subsidiary guarantors and Morgan Stanley & Co. Incorporated, Chase Securities Inc; First Union Capital Markets, NationsBanc Montgomery Securities LLC and TD Securities (USA), Inc. (the "Placement Agents").
10.16	Form of Change of Control Agreement with Annette M. Beck and Anthony Somma.†
12.1	Restated Statement regarding Computation of Earnings to Fixed Charges.†
16.1	Letter from Coopers & Lybrand to the Securities and Exchange Commission re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to Amendment No. 1 to the Current Report on Form 8-K filed by POI and Monitoring dated February 5, 1998).
21.1	Subsidiaries of POI and Monitoring.†
23.1	Consent of Arthur Andersen LLP.†
27	Restated Financial Data Schedule.†

*
Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to Item 14(c) of Form 10-K.

†
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

PROTECTION ONE, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Protection One, Inc.:

    We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries as of December 31, 1999, 1998 and 1997 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 (1999, 1998 and 1997 as restated, see Note 2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protection One, Inc. and subsidiaries as of December 31, 1999, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

    As explained in Note 3(f) to the financial statements, effective September 1, 1999, the Company changed its method of amortization for customer accounts for most of its North America and Europe segments from the straight-line method to a declining balance (accelerated) method.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen, LLP

Kansas City, Missouri

March 10, 2000, except with respect to the matter discussed in Note 2, as to which the date is February 1, 2001.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except for per share amounts)

	1999	1998	1997
	RESTATED NOTE 2	RESTATED NOTE 2	RESTATED NOTE 2
ASSETS
Current assets:
Cash and cash equivalents	$7,658	$10,025	$75,556
Restricted cash	11,175	11,987	—
Marketable securities	6,664	17,770	5,701
Receivables, net	71,716	61,262	20,302
Inventories	12,908	7,895	556
Prepaid expenses	3,471	3,867	367
Related party tax receivable	31,056	5,886	25,200
Deferred tax assets, current	28,400	49,543	40,186
Other	13,332	19,605	3,120

Total current assets	186,380	187,840	170,988
Property and equipment, net	60,912	46,959	14,934
Customer accounts, net	1,132,095	1,022,863	529,886
Goodwill, net	1,056,671	1,128,819	625,228
Deferred tax assets	37,182	45,907	16,161
Other	39,318	30,202	9,174

Total Assets	$2,512,558	$2,462,590	$1,366,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$35,498	$84,616	$23,015
Accounts payable	23,205	16,374	6,235
Accrued liabilities	74,248	77,412	56,163
Purchase holdbacks	20,213	42,303	11,444
Deferred revenue	61,149	57,703	33,900

Total current liabilities	214,313	278,408	130,757
Long-term debt, net of current portion	1,077,152	884,554	327,797
Other liabilities	4,173	3,238	626

Total Liabilities	1,295,638	1,166,200	459,180
Commitments and contingencies (see Note 17)
Stockholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—	—
Common Stock, $.01 par value, 150,000,000 shares authorized, 126,945,337 shares, 126,838,741 shares and 83,362,938 shares issued and outstanding at December 31, 1999, 1998, and 1997, respectively	1,269	1,268	834
Additional paid-in capital	1,358,978	1,358,484	949,310
Unrealized loss on marketable securities, net of tax	(995)	(1,848)	—
Unrealized loss on currency translation, net of tax	(810)	(728)	—
Retained losses	(141,522)	(60,786)	(42,953)

Total stockholders' equity	1,216,920	1,296,390	907,191

Total Liabilities and Stockholders' Equity	$2,512,558	$2,462,590	$1,366,371

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except for per share amounts)

	Year Ended December 31,
	1999	1998	1997
	RESTATED NOTE 2	RESTATED NOTE 2	RESTATED NOTE 2
Revenues:
Monitoring and related services	$515,065	$375,840	$126,630
Installation and rental	90,111	45,255	18,143

Total revenues	605,176	421,095	144,773
Cost of revenues:
Monitoring and related services	137,551	103,521	32,656
Installation and rental	46,455	25,562	3,013

Total cost of revenues	184,006	129,083	35,669

Gross profit	421,170	292,012	109,104

Operating Expenses:
Selling, general and administrative expenses	185,989	114,506	80,755
Acquisition expense	27,451	20,298	2,108
Amortization of intangibles and depreciation expense	233,906	126,664	51,936
Other charges:
Merger related costs	—	—	11,542
Severance and relocation costs	5,809	3,400	—

Total operating expenses	453,155	264,868	146,341

Operating income (loss)	(31,985)	27,144	(37,237)
Interest expense:
Interest expense, net	87,037	33,869	33,483
Related party interest expense, net	—	22,121	—
Other (income) expense:
Non-recurring gain on contract repurchase	—	(1,511)	—
Gain on sale of Mobile Services Group	(17,249)	—	—
Other	4,380	(4,222)	—

Loss before income taxes and extraordinary gain	(106,153)	(23,113)	(70,720)
Income tax (expense) benefit	27,108	3,689	28,405

Loss before extraordinary gain	(79,045)	(19,424)	(42,315)
Extraordinary gain (loss), net of tax effect of $911 and $2,730	(1,691)	1,591	—

Net loss	$(80,736)	$(17,833)	$(42,315)

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax effect of $664 and $1,107	$(995)	$(1,848)	$—
Unrealized loss on currency translation, net of tax effect of $540 and $485	(810)	(728)	—

Comprehensive loss	$(82,541)	$(20,409)	$(42,315)

Net loss per common share (basic and diluted):
Loss before extraordinary gain per common share	$(.62)	$(.18)	$(.60)
Extraordinary gain (loss) per common share	(.02)	.01	—

Net loss per common share	$(.64)	$(.17)	$(.60)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	1999	1998	1997
	RESTATED NOTE 2	RESTATED NOTE 2	RESTATED NOTE 2
Cash flows from operating activities:
Net loss	$(80,736)	$(17,833)	$(42,315)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary loss (gain)	1,691	(1,591)	—
Gain on sale of Mobile Services Group	(17,249)	—	—
Gain on exchange transaction	—	(3,000)	—
Gain on contract repurchase	—	(1,511)	—
Amortization of intangibles and depreciation	233,906	126,664	51,936
Accretion of debt premium	(6,799)	3,034	1,026
Net deferred taxes	(29,904)	4,728	(3,665)
Provision for doubtful accounts	25,534	10,567	3,657
Loss (gain) on sale of marketable securities	7,666	(185)	—
Other	(26,383)	(3,561)	23,842
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(28,473)	(19,040)	(2,467)
Inventories	(3,246)	(3,810)	940
Prepaid expenses	586	(3,821)	294
Other current assets	(604)	(13,615)	(28,988)
Accounts payable	6,877	(2,710)	492
Accrued liabilities	4,923	13,071	(10,350)
Deferred revenue	3,479	(2,237)	670

Net cash provided by (used in) operating activities	91,268	85,150	(4,928)
Cash flows from investing activities:
Purchase of property and equipment, net	(32,644)	(32,711)	(3,826)
Purchase of installed security systems	(241,000)	(277,667)	(29,043)
Sale (purchase) of equity securities	9,739	(20,149)	—
Distribution to equityholders in acquisition transaction	—	—	(106,321)
Proceeds from sale of Mobile Services Group, net of cash paid	19,087	—	—
Acquisition of alarm companies, net of cash received	(27,407)	(549,196)	(17,494)
Other investments	—	(14,224)	—

Net cash used in investing activities	(272,225)	(893,947)	(156,684)
Cash flows from financing activities:
Proceeds from equity offering	—	406,264	—
Payments on long-term debt	(39,008)	(512,190)	(63,749)
Proceeds from long-term debt issuances	213,310	642,417	—
Issuance costs and other	3,372	(5,922)	—
Proceeds from related party debt	—	213,910	300,749

Net cash provided by financing activities	177,674	744,479	237,000

Effect of exchange rate changes on cash and cash equivalents	916	(1,213)	—

Net (decrease) increase in cash and cash equivalents	(2,367)	(65,531)	75,388
Cash and cash equivalents:
Beginning of period	10,025	75,556	168

End of period	$7,658	$10,025	$75,556

Cash paid for interest	$68,420	$18,422	$10,202

Cash paid for taxes	$783	$311	$—

Non-cash financing:
Contribution of net assets from Parent	$—	$—	$109,219

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollar amounts in thousands)

	Shares	Amount	Contributed Capital	Additional Paid-In Capital	Retained Losses	Accumulated other comprehensive loss	Total Stockholders' Equity
Common Stock
December 31, 1996	-	$-	$377,296	$-	$(638)	$-	$376,658
Net investment and advances from Western Resources	-	-	43,827	-	-	-	43,827
Recapitalization	68,673,402	687	(421,123)	420,436	-	-	-
Shares issued-reverse purchase acquisition	14,689,230	147	-	528,874	-	-	529,021
Exercise of options	306	-	-	-	-	-	-
Net loss	-	-	-	-	(42,315)	-	(42,315)

December 31, 1997 (As Restated—Note 2)	83,362,938	$834	-	$949,310	$(42,953)	-	$907,191
Equity offerings, net of cost	42,764,644	427	-	401,397	-	-	401,824
Shares issued-acquisitions	539,584	5	-	6,716	-	-	6,721
Shares issued-ESPP	61,980	1	-	532	-	-	533
Exercise of options and warrants	109,595	1	-	529	-	-	530
Unrealized loss-marketable securities	-	-	-	-	-	(1,848)	(1,848)
Unrealized loss-currency translation	-	-	-	-	-	(728)	(728)
Net loss	-	-	-	-	(17,833)	-	(17,833)

December 31, 1998 (As Restated—Note 2)	126,838,741	$1,268	$-	$1,358,484	$(60,786)	$(2,576)	$1,296,390
Shares issued-acquisitions	3,613	-	-	39	-	-	39
Shares issued-ESPP	102,983	1	-	455	-	-	456
Unrealized loss-marketable securities	-	-	-	-	-	853	853
Unrealized loss-currency translation	-	-	-	-	-	(82)	(82)
Net loss	-	-	-	-	(80,736)	-	(80,736)

December 31, 1999 (As Restated—Note 2)	126,945,337	$1,269	$-	$1,358,978	$(141,522)	$(1,805)	$1,216,920

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

2. Restatement of Financial Statements:

    Following extensive conversations with the staff of the SEC which have previously been disclosed, the Company has restated its Consolidated Financial Statements as of December 31, 1999, 1998 and 1997 and for the years then ended and for each of the three fiscal quarters ended March 31, 2000, June 30, 2000, and September 30, 2000. This restatement primarily relates to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security Systems (WSS) acquisition. A description of the principal adjustments which comprise the restatement are as follows:

    The first adjustment reflects a change in the historical amortization expense recorded for customer accounts acquired in the WSS acquisition. The life of the acquired WSS customers was initially estimated at ten years. Straight-line amortization had originally been implemented. With the restatement, an eight-year estimated life and an accelerated amortization method will be used for customers acquired from WSS as of the acquisition date.

    The second adjustment reverses a special charge of $12,750 for excess customer attrition that was recorded in the fourth quarter of 1997. This charge had been recorded for attrition experienced in the WSS customer account base in 1997.

    The third adjustment reduces a repurchase obligation (SAMCO contract financing) to more closely match the estimated fair value of the obligation to the estimated fair value of WSS customer accounts on a per account basis. This change in valuation has the effect of reducing the obligation and goodwill and eliminating $14,837 of a non-recurring $16,348 pre-tax gain that was reported in 1998 when this obligation was repaid.

    The fourth adjustment reduces goodwill as a result of a purchase price adjustment related to the WSS acquisition. Goodwill has been reduced by the amount of the claim made by our parent company of $33,772. A receivable had not originally been recorded for this claim. The change was made to establish this receivable by our parent which reduces recorded goodwill at the Company. Our parent entered into a comprehensive settlement agreement with Westinghouse in November 2000 and received $37,500.

    A summary of the significant effects of the restatement is as follows:

		Restatement Adjustments
	As Previously Reported	WSS Accelerated Amortization	Special Charge	SAMCO Repurchase Obligation	WSS Goodwill Reduction	As Restated
	(Dollars in thousands, except for per share amounts)
At December 31, 1999
Customer accounts, net	$1,139,066	$(19,721)	$12,750	$—	$—	$1,132,095
Goodwill, net	1,101,788	—	—	(13,878)	(31,239)	1,056,671
Deferred tax asset, noncurrent	30,771	6,902	(4,462)	4,858	(887)	37,182
Retained losses	(129,617)	(12,819)	8,288	(9,020)	1,646	(141,522)
Additional paid-in-capital	1,392,750	—	—	—	(33,772)	1,358,978
For the year ended December 31, 1999
Amortization of intangibles and depreciation expense	$237,243	$(2,122)	$—	$(371)	$(844)	$233,906
Loss before extraordinary item	(81,214)	1,379	—	241	549	(79,045)
Income tax (expense) benefit	28,276	(743)	—	(130)	(295)	27,108
Net loss	(82,905)	1,379	—	241	549	(80,736)
Net Loss per common share	(0.65)	.01	—	—	—	(.64)
		Restatement Adjustments
	As Previously Reported	WSS Accelerated Amortization	Special Charge	SAMCO Repurchase Obligation	WSS Goodwill Reduction	As Restated
	(Dollars in thousands, except for per share amounts)
At December 31, 1998
Customer accounts, net	$1,031,956	$(21,843)	$12,750	$—	$—	$1,022,863
Goodwill, net	1,175,153	—	—	(14,250)	(32,084)	1,128,819
Deferred tax asset, noncurrent	38,326	7,645	(4,462)	4,988	(590)	45,907
Retained Losses	(46,712)	(14,198)	8,288	(9,261)	1,097	(60,786)
Additional paid-in-capital	1,392,256	—	—	—	(33,772)	1,358,484
For the year ended December 31, 1998
Amortization of intangibles and depreciation expense	$119,211	8,668	—	(371)	(844)	$126,664
Non-recurring gain on contract repurchase	(16,348)	—	—	14,837	—	(1,511)
Loss before extraordinary item	(4,937)	(5,634)	—	(9,402)	549	(19,424)
Income tax (expense) benefit	(4,114)	3,034	—	5,064	(295)	3,689
Net loss	(3,346)	(5,634)	—	(9,402)	549	(17,833)
Net Loss per common share	(0.03)	(.05)	—	(.09)	—	(.17)

		Restatement Adjustments
	As Previously Reported	WSS Accelerated Amortization	Special Charge	SAMCO Repurchase Obligation	WSS Goodwill Reduction	As Restated
	(Dollars in thousands, except for per share amounts)
At December 31, 1997
Customer accounts, net	$530,312	$(13,176)	$12,750	$—	$—	$529,886
Goodwill, net	672,776	—	—	(14,620)	(32,928)	625,228
Deferred tax asset, noncurrent	16,383	4,611	(4,462)	(76)	(295)	16,161
Current portion of long-term debt	21,707	—	—	1,308	—	23,015
Long term portion of long-term debt	343,942	—	—	(16,145)	—	327,797
Retained Losses	(43,366)	(8,564)	8,288	141	548	(42,953)
Additional paid-in-capital	983,082	—	—	—	(33,772)	949,310
For the year ended December 31, 1997
Amortization of intangibles and depreciation expense	$39,822	$13,175	$—	$(217)	$(844)	$51,936
Impairment of customer accounts	(12,750)	—	12,750	—	—	—
Loss before extraordinary item	(42,728)	(8,564)	8,288	141	548	(42,315)
Income tax (expense) benefit	28,628	4,611	(4,462)	(76)	(296)	28,405
Net loss	(42,728)	(8,564)	8,288	141	548	(42,315)
Net Loss per common share	(0.60)	(.12)	.12	—	—	(.60)

    The net effect of adjustments made to the 1999, 1998 and 1997 quarterly reported results is disclosed in Note 19.

    Prior to this restatement, during the third quarter of 1999 the Company changed its amortization method for its customer account intangible assets from a straight-line to an accelerated method to more closely match future amortization cost with the estimated revenue stream from these assets.  The effect of the change in accounting principle increased amortization expense reported in the third quarter of 1999 by $47,000. The change in the WSS customer account amortization method restates the results of 1997, 1998 and 1999 and thereby reduces the cumulative charge recorded in the third quarter of 1999.

3. Summary of Significant Accounting Policies:

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

    Estimated useful lives of property and equipment are as follows:

Furniture, fixtures and equipment	5 - 10 years
Data processing and telecommunication	8 mos - 5 years
Leasehold improvements	5 - 10 years
Vehicles	5 years
Buildings	40 years

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

    The Company historically amortized the costs it allocated to its customer accounts by using the straight-line method over a ten-year life for all customer accounts, except WSS customer accounts which utilize an eight-year accelerated amortization method. The straight-line method, indicated in Accounting Principles Board Opinion No. 17 as the appropriate method for such assets, has been the predominant method used to amortize customer accounts in the monitored services industry. Management is not aware of whether the economic life or the rate of realization for the Company's customer accounts differs materially from other monitored services companies.

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

    The Company conducted a comprehensive review of its amortization policy during the third quarter of 1999. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and the Company's historical attrition experience. After completing the review, management identified three distinct pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to the Company's North America, Multifamily and Europe business segments. Separate pools for North America and Multifamily will be used going forward. For the North America and Europe pools, the analyzed data indicated to management that the Company can expect attrition to be greatest in years one through five of asset life and that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Management has elected to change to that method for all customer accounts in the North America and Europe pools, except for accounts acquired in the Westinghouse acquisition which are utilizing an accelerated method. No change was made in the method used for the Multifamily pool. See Note 2 for additional information.

    The Company's amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
North America
—Acquired Westinghouse Customers	Eight-year 120% declining balance
—Other Customers	Ten year 130% declining balance
Europe	Ten-year 125% declining balance
Multifamily	Ten-year straight-line

    Adoption of the declining balance method effectively shortens the estimated expected average customer life for these two customer pools, and does so in a way that does not make it possible to distinguish the effect of a change in method (straight-line to declining balance) from the change in estimated lives. In such cases, generally accepted accounting principles require that the effect of such a change be recognized in operations in the period of the change, rather than as a cumulative effect of a change in accounting principle. We changed to the declining balance method in the third quarter of 1999 for European and North American customers which had been amortized on a straight-line basis. Accordingly, the effect of the change in accounting principle increased amortization expense reported in the third quarter of 1999 by $40,000. Accumulated amortization recorded on the balance sheet would have been approximately $34,000 higher through the end of the second quarter of 1999 if the Company had historically used the declining balance method.

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", long-lived assets held and used by Protection One are evaluated for recoverability on a periodic basis or as circumstances warrant. An impairment would be recognized when the undiscounted expected future operating cash flows by customer pool derived from customer accounts is less than the carrying value of capitalized customer accounts and goodwill.

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

    In conjunction with the impairment test for customer accounts, the Company re-evaluated the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful life of goodwill. The Company concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, will be amortized over its remaining useful life based on a 20-year life. The resulting increase in annual goodwill amortization on the Company's existing account base will be approximately $23,000 for North America and $6,000 for Multifamily. The additional goodwill recorded for Europe prior to its sale on February 29, 2000, was approximately $1,000.

    Amortization expense was $28,745, $22,816 and $5,483 for the years ended December 31, 1999, 1998, 1997 respectively. Accumulated amortization was $59,195, $29,015 and $5,998 at December 31, 1999, 1998 and 1997 respectively.

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

(j) Receivables

    Gross receivables, which consist primarily of trade accounts receivable, of $102,405 at December 31, 1999, $78,255 at December 31, 1998 and $25,509 at December 31, 1997 have been reduced by allowances for doubtful accounts of $30,689, $16,993 and $5,207, respectively.

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

(o) Loss Per Share

    Loss per share is presented in accordance with SFAS No. 128 "Earnings Per Share". Weighted average shares outstanding were as follows:

	December 31,
	1999	1998	1997
Weighted average shares outstanding	126,889,802	107,998,917	70,202,716

(p) Prior Year Reclassifications

    Certain reclassifications have been made to prior year information to conform with current year presentation.

4. Acquisition Transactions:

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

    The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997, assume all material business combinations occurred at January 1, of the year acquired:

	Years ended December 31
	1998(A)	1997(A)
	Restated Note 2
Revenues	$562,130	$449,957
Loss before extraordinary items	(37,729)	(20,007)
Net loss	(37,626)	(20,007)
Per common share, basic and diluted
Loss before extraordinary items	(.35)	(.28)
Net loss	(.35)	(.28)

(A)
Excludes other charges of $3,400 in 1998 and $11,542 in 1997 and nonrecurring gains of $(5,733) in 1998.

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

5. Equity Securities:

Marketable Securities

    At December 31, 1999, 1998 and 1997, respectively, the Company has equity security investments classified as available-for-sale. The cost, unrealized holding gains and losses, and fair value of the available-for-sale securities were as follows:

	December 31,
	1999	1998	1997
Cost	$8,292	$20,725	$5,701
Unrealized loss	(1,628)	(2,955)	—

Aggregate fair value	$6,664	$17,770	$5,701

Proceeds	$4,737	$2,584	$—

Realized gain (loss)	$(7,666)	$185	$—

Other Investments

    The Company owns preferred stock in a security monitoring company. The total amount invested approximates $26,517, $26,397 and $9,173 at December 31, 1999, 1998 and 1997, respectively. The Company accounts for this investment using the cost method.

6. Property and Equipment:

    Property and equipment are summarized as follows:

	December 31,
	1999	1998	1997
Furniture, fixtures and equipment	$16,401	$18,679	$9,699
Data processing and telecommunication	60,548	36,057	4,634
Leasehold improvements	2,219	1,826	1,351
Vehicles	7,019	3,720	1,987
Buildings and other	3,732	777	439

	89,919	61,059	18,110
Less accumulated depreciation	(29,007)	(14,100)	(3,176)

Property and equipment, net	$60,912	$46,959	$14,934

    Depreciation expense was $19,187, $7,221, and $1,938 for the years ended December 31, 1999, December 31, 1998 and December 31, 1997 respectively.

7. Customer Accounts:

    The following is a rollforward of the investment in customer accounts (at cost) for the following years:

	December 31,
	1999	1998	1997
	RESTATED NOTE 2	RESTATED NOTE 2	RESTATED NOTE 2
Beginning customer accounts, net	$1,022,863	$529,886	$265,530
Acquisition of customer accounts	333,195	601,063	308,647
Amortization of customer accounts	(187,092)	(98,560)	(44,242)
Non-cash charges against purchase holdbacks	(36,871)	(9,526)	(49)

Ending customer accounts, net	$1,132,095	$1,022,863	$529,886

    Accumulated amortization of the investment in customer accounts at December 31, 1999, 1998 and 1997 was $328,787, $141,695 and $43,134, respectively.

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

    The following is a rollforward of purchase holdbacks for the following years:

	December 31,
	1999	1998	1997
Purchase Holdbacks:
Balance, beginning of year	$42,303	$11,444	$146
Purchase holdbacks acquired in acquisition	—	—	10,610
Additions	26,499	72,673	1,369
Non-cash charges against customer accounts	(36,871)	(9,526)	(341)
Cash payments to sellers	(11,718)	(32,288)	(340)

Balance, end of year	$20,213	$42,303	$11,444

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

8. Long-Term Debt:

    Long-term debt and the fixed or weighted average interest rates are as follows:

	December 31
	1999	1998	1997
			RESTATED NOTE 2
Senior Credit Facility with Westar Capital, maturing January 2001, variable rate 7.9%(a)	$225,000	$—	$—
Senior Credit Facility, maturing December 2001, variable rate 6.8%(a)	—	42,417	—
Senior Subordinated Notes, maturing January 2009, fixed rate 8.125%	350,000	350,000	—
Senior Unsecured Notes, maturing August 2005, fixed 7.375%	250,000	250,000	—
Senior Subordinated Discount Notes, maturing June 2005, effective rate of 6.4%	118,791	125,590	191,926
Convertible Senior Subordinated Notes, maturing September 2003, fixed 6.75%	103,500	103,500	103,500
CET Recourse Financing Agreements, average effective rate 18% and 15%, in 1999 and 1998 respectively	60,838	93,541	—
SAMCO Contract Financing	—	—	54,292
Other, including capital leases	4,521	4,122	1,094

	1,112,650	969,170	350,812
Less current portion	(35,498)	(84,616)	(23,015)

Total long-term debt	$1,077,152	$884,554	$327,797

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

Debt Maturities

    Debt maturities over the next five years are as follows:

2000	$35,498
2001	247,676
2002	5,574
2003	105,111
2004	—
2005 and thereafter	718,791

Total	$1,112,650

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

    The Company's credit facilities contain financial and operating covenants which may restrict the Company's ability to incur additional debt, pay dividends, make loans or advances and sell assets. The financial covenants as of December 31, 1999 unless noted otherwise, are summarized as follows:

Debt Instrument	Financial Covenant
Senior Credit Facility (as amended on February 29, 2000)	Total consolidated debt/annualized most recent quarter EBITDA—less than 5.75 to 1.0 Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense—greater than 2.10 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized fourth quarter EBITDA—less than 6.0 to 1.0 Senior debt/annualized fourth quarter EBITDA—less than 4.0 to 1.0

    From September 30, 1999 through February 29, 2000, the Company received waivers from compliance with the then-applicable leverage and interest coverage ratio covenants under the Senior Credit Facility. At December 31, 1999, the Company was in compliance with the covenants under the

8. Long-Term Debt: (Continued)

Senior Credit Facility and the indentures relating to the Company's public debt. See Note 19 for additional information.

    The indentures governing the Company's debt securities require that the Company offer to repurchase the securities in certain circumstances following a change of control.

9. Related Party Transactions

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

10. Sale of Mobile Services Group

    During the third quarter of 1999, the Company sold the assets which comprised its Mobile Services Group. Cash proceeds of this sale approximated $20,000 and the Company recorded a pre-tax gain of approximately $17,000.

11. Other Charges:

    In December 1997, Protection One incurred charges of $11,542 to reflect the closing of business activities of WRSB that were no longer of continuing value to the combined operations.

12. Stock Warrants and Options:

    The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for stock issued to Employees." Under ABP No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

    A summary of warrant and option activity for Protection One from November 1997 through December 31, 1999 is as follows:

	Warrants And Options	Weighted Average Exercise Price
Outstanding and exercisable at November 24, 1997 (1)	2,366,741	$5.805
Granted	—	—
Exercised	(306)	0.050
Surrendered	—	—

Outstanding and exercisable at December 31, 1997	2,366,435	$5.805
Granted	1,246,500	11.033
Exercised	(109,595)	5.564
Surrendered	(117,438)	10.770
Adjustment to May 1995 warrants	36,837	—
Outstanding at December 31, 1998	3,422,739	$7.494

Exercisable at December 31, 1998	2,263,239	$5.681

Outstanding and exercisable at December 31, 1998	3,422,739	$7.494

Granted	1,092,908	7.905
Exercised	0	—
Surrendered	(956,511)	10.124

Outstanding at December 31, 1999	3,559,136	$12.252

Exercisable at December 31, 1999	2,313,309	$6.358

(1)
As WRSB had no outstanding stock at or prior to November 24, 1997 there were no related options.

    The table below summarizes stock options and warrants outstanding as of December 31, 1999:

Description	Range of Exercise Price	Number Of Shares Of Common Stock	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price
Exercisable
Fiscal 1995	$6.375 - $9.125	64,800	5 years	$6.491
Fiscal 1996	8.00 - 10.313	178,400	6 years	8.031
Fiscal 1996	13.750 - 15.5	69,000	6 years	14.924
Fiscal 1997	9.500	136,000	7 years	9.500
Fiscal 1997	15.000	25,000	7 years	15.000
Fiscal 1997	14.268	50,000	2 years	14.268
Fiscal 1998	11.000	367,499	8 years	11.000
Fiscal 1998	8.5625	16,331	8 years	8.5625
Fiscal 1999	8.9275	87,600	9 years	8.9275
KOP Warrants	3.633	103,697	1 years	3.633
1993 Warrants	0.167	428,400	4 years	0.167
1995 Note Warrants	3.890	786,277	5 years	3.890
Other	0.050	305	7 years	0.050
		2,313,309
Not exercisable
1998 options	$11.000	333,001	8 years	$11.000
1998 options	8.5625	32,660	8 years	8.5625
1999 options	8.9275	686,500	9 years	8.9275
1999 options	3.875 - 6.125	193,666	9 years	5.855
		1,245,827
Outstanding		3,559,136

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

12. Stock Warrants and Options: (Continued)

    A summary of options issued under the Plan by fiscal year are as follows:

	Shares Grantd To Officers	Total Shares Granted
1995	132,000	266,000
1996	400,000	638,800
1997	100,000	375,444

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

    A summary of options issued under the LTIP by fiscal year are as follows:

	Shares Granted To Officers	Total Shares Granted
1998	690,000	1,246,500
1999	399,700	1,092,908

    Each option has a term of 10 years and vests ratably over 3 years. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the common stock at the date of the option grant.

    The weighted average fair value of options granted during 1999 and 1998 estimated on the date of grant were $6.87 and $5.41, respectively. The fair value was calculated for the respective year using the following assumptions:

	Year Ended December 31,
	1999	1998
Dividend yield	0.00%	0.00%
Expected stock price volatility	64.06%	61.72%
Risk free interest rate	6.76%	5.50%
Expected option life	6 years	6 years

    No compensation cost has been recognized for issuance under the plans in 1999 and 1998. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and income per share would have been as follows:

	Year ended December 31,
	1999	1998
	RESTATED NOTE 2	RESTATED NOTE 2
Net loss:
As reported	$(80,736)	$(17,833)
Pro forma	(83,668)	(19,303)
Net loss per common share (basic and diluted):
As reported	$(.64)	$(.17)
Pro forma	(.66)	(.18)

    As there were no options granted by the Company during 1997, there is no related compensation expense.

13. Income Taxes:

    Components of income tax (expense) benefit are as follows:

	Year ended December 31,
	1999	1998	1997
	RESTATED NOTE 2	RESTATED NOTE 2	RESTATED NOTE 2
Federal
Current	$10,769	$6,798	$21,640
Deferred	18,147	(1,511)	3,214
State
Current	—	1,541	3,090
Deferred	(374)	(487)	461
Foreign tax expense, current	(1,434)	(2,652)	—

	27,108	3,689	28,405
Tax on extraordinary item	(911)	2,730	—

Total	$26,197	$6,419	28,405

    The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

	Year ended December 31,
	1999	1998	1997
	RESTATED NOTE 2	RESTATED NOTE 2	RESTATED NOTE 2
Federal statutory tax rate	35%	35%	35%
State income taxes, net of Federal benefit	—	5%	6%
Non-deductible goodwill	(9)%	(24)%	(1)%

	26%	16%	40%

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

    Deferred income tax assets and liabilities were composed of the following:

	December 31,
	1999	1998	1997
	RESTATED NOTE 2	RESTATED NOTE 2	RESTATED NOTE 2
Deferred tax asset, current:
Accrued liabilities	$3,009	$12,127	$19,413
Accounts receivable, due to allowance	8,167	15,583	2,083
Acquisition and dealer	15,023	12,238	6,684
Other	2,201	9,595	12,006

	$28,400	$49,543	$40,186

Deferred tax asset, noncurrent:
Recourse financing contracts	$25,908	$30,162	$—
Customer accounts	15,786	12,689	1,729
Property & equipment	(10,756)	(1,762)	3,429
OID amortization	7,742	6,592	16,824
Other	(1,498)	(1,774)	(5,821)

	$37,182	$45,907	$16,161

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

    Termination of a participant's employment for any reason (including death, disability or retirement) cancels participation in the Employee Stock Purchase Plan immediately. The Employee Stock Purchase Plan will in all events terminate upon the earliest to occur of

  •
  the last business day in September 2005

  •
  the date on which all shares available for issuance under the plan have been sold, and

  •
  the date on which all purchase rights are exercised in connection with an acquisition of Protection One of all or substantially all of its assets.

15. Leases:

    The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,
2000	$10,068
2001	9,081
2002	7,670
2003	5,653
2004	3,838
Thereafter	4,496

$40,806

    Total rent expense for the years ended December 31, 1999, 1998 and 1997, was $10,635, $7,220, and $4,654, respectively.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

    The fair value of the Company's publicly traded and other long-term debt are estimated based on quoted market prices for the issues. Fair value of other long-term debt is estimated at carrying value. At December 31, 1999, the fair value and carrying amount of the Company's other long-term debt was as follows:

	Fair Value	Carrying Value
Publicly Traded Debt:
Senior Subordinated Notes (8.125%)	$178,500	$350,000
Senior Unsecured Notes (7.375%)	182,500	250,000
Senior Subordinated Discount Notes (13.625%)	69,056	118,791
Convertible Senior Subordinated Notes (6.75%)	51,750	103,500

Total Publicly Traded Debt	$481,806	$822,291

Other Long-Term Debt:
CET Recourse Financing Agreements	$28,606	$28,606
Other CET Debt	988	988
Other Debt	267	267

Total Other Long-Term Debt:	29,861	29,861

	$511,667	$852,152

    At December 31, 1998, the fair value of the Company's long-term debt was $841,209, compared to a carrying value of $831,664. The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

17. Commitments and Contingencies

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

18. Segment Reporting

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

    Reportable segments (in thousands):

	For the year ended December 31, 1999
	North America	Multifamily	Europe	Consolidated Total
	RESTATED NOTE 2			RESTATED NOTE 2
Revenue	$403,269	$38,901	$163,006	$605,176
EBITDA	148,861	16,236	42,633	207,730
Amortization of intangibles and depreciation expense	194,927	9,507	29,472	233,906
Operating income (loss)	(51,875)	6,729	13,161	(31,985)
Segment assets	1,945,534	225,550	341,474	2,512,558
Expenditures for property, net	27,008	826	4,810	32,644
Expenditures for subscriber accounts, net	224,855	9,715	6,430	241,000
	For the year ended December 31, 1998
	North America	Multifamily	Europe	Consolidated Total
	RESTATED NOTE 2			RESTATED NOTE 2
Revenue	$343,954	$33,417	$43,724	$421,095
EBITDA	129,237	13,978	13,993	157,208
Amortization of intangibles and depreciation expense	114,998	7,721	3,945	126,664
Operating Income	10,839	6,257	10,048	27,144
Segment assets	1,938,849	222,657	301,084	2,462,590
Expenditures for property, net	29,092	950	2,669	32,711
Expenditures for subscriber accounts, net	271,399	4,365	1,903	277,667

    Protection One currently has international operations. International data for these locations for 1999 and 1998 respectively, is as follows:

	1999		1998
	Europe	Canada	Europe	Canada
Total Revenues	$163,006	$8,073	$43,724	$3,756
Total Assets	341,474	26,854	301,084	30,129

    In 1997, Protection One operated under a single reportable segment providing alarm monitoring services to over 750,000 residential and small business customers located in North America.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except for per share amounts)

18.  Segment Reporting (Continued)

    See Note 20 Subsequent Events for information with respect to the sale to Western Resources of the Company's European operations on February 29, 2000.

19.  Unaudited Quarterly Financial Information

    The following is a summary of the restated unaudited quarterly financial information for 1999, 1998 and 1997, respectively:

	March 31	June 30	September 30	December 31	Total
	(amounts in thousands, except for per share amounts)
1999
Revenues	$148,547	$150,801	$153,131	$152,697	$605,176
Gross profit	107,273	108,919	103,319	101,659	421,170
Loss before extraordinary loss	(5,693)	(8,581)	(36,029)	(28,742)	(79,045)
Net loss	(5,693)	(8,581)	(36,029)	(30,433)	(80,736)
Basic and diluted loss per share:
Loss before extraordinary loss	(.04)	(.07)	(.28)	(.23)	(.62)
Net loss	(.04)	(.07)	(.28)	(.25)	(.64)
1998
Revenues	$76,795	$97,041	$103,261	$143,998	$421,095
Gross profit	52,802	65,561	70,706	102,943	292,012
Net income (loss) before extraordinary gain	(2,125)	(8,123)	(3,693)	(5,483)	(19,424)
Net income (loss)	(2,125)	(6,532)	(3,693)	(5,483)	(17,833)
Income (loss) before extraordinary gain	(.03)	(.09)	(.03)	(.03)	(.18)
Net income (loss)	(.03)	(.07)	(.03)	(.04)	(.17)
1997
Revenues	$32,576	$31,338	$32,814	$48,045	$144,773
Gross profit	23,981	22,256	21,867	41,000	109,104
Net loss before extraordinary gain	(7,497)	(8,217)	(7,857)	(18,744)	(42,315)
Net loss	(7,497)	(8,217)	(7,857)	(18,744)	(42,315)
Loss before extraordinary gain	(.11)	(.12)	(.11)	(.26)	(.60)
Net loss	(.11)	(.12)	(.11)	(.26)	(.60)

    In addition, the net effect of the restatement discussed in Note 2 has been reflected in the appropriate quarterly results as follows:

	As Previously Reported		Restatement		As Restated
	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share
	(Dollars in thousands, except for per share amounts)
Loss before extraordinary gain
1999—Quarter Ended:
March 31	$(4,785)	$(.04)	$(908)	$—	$(5,693)	$(.04)
June 30	(7,673)	(.06)	(908)	(.01)	(8,581)	(.07)
September 30	(40,986)	(.32)	4,957.04		(36,029)	(.28)
December 31	(27,770)	(.22)	(972)	(.01)	(28,742)	(.23)

For the Year Ended December 31, 1999	$(81,214)	$(.64)	$2,169	$.02	$(79,045)	$(.62)

Net loss
1999—Quarter Ended:
March 31	(4,785)	(.04)	(908)	—	(5,693)	(.04)
June 30	(7,673)	(.06)	(908)	(.01)	(8,581)	(.07)
September 30	(40,986)	(.32)	4,957.04		(36,029)	(.28)
December 31	(29,461)	(.23)	(972)	(.02)	(30,433)	(.25)

For the Year Ended December 31, 1999	$(82,905)	$(.65)	$2,169	$.01	$(80,736)	$(.64)

	As Previously Reported		Restatement		As Restated
	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share
	(Dollars in thousands, except for per share amounts)
Income (loss) before extraordinary gain
1998—Quarter Ended:
March 31	$194	$—	$(2,319)	$(.03)	$(2,125)	$(.03)
June 30	(420)	(.01)	(7,703)	(.08)	(8,123)	(.09)
September 30	977.01		(4,670)	(.04)	(3,693)	(.03)
December 31	(5,688)	(.05)	205.02		(5,483)	(.03)

For the Year Ended December 31, 1998	$(4,937)	$(.05)	$(14,487)	$(.13)	$(19,424)	$(.18)

Net income (loss)
1998—Quarter Ended:
March 31	194	—	(2,319)	(.03)	(2,125)	(.03)
June 30	1,171.01		(7,703)	(.08)	(6,532)	(.07)
September 30	977.01		(4,670)	(.04)	(3,693)	(.03)
December 31	(5,688)	(.05)	205.01		(5,483)	(.04)

For the Year Ended December 31, 1998	$(3,346)	$(.03)	$(14,487)	$(.14)	$(17,833)	$(.17)

	As Previously Reported		Restatement		As Restated
	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share
	(Dollars in thousands, except for per share amounts)
Loss before extraordinary gain
1997—Quarter Ended:
March 31	$(4,269)	$(.06)	$(3,228)	$(.05)	$(7,497)	$(.11)
June 30	(6,619)	(.09)	(1,598)	(.03)	(8,217)	(.12)
September 30	(6,777)	(.10)	(1,080)	(.01)	(7,857)	(.11)
December 31	(25,063)	(.35)	6,319.09		(18,744)	(.26)

For the Year Ended December 31, 1997	$(42,728)	$(.60)	$413	$—	$(42,315)	$(.60)

Net loss
1997—Quarter Ended:
March 31	(4,269)	(.06)	(3,228)	(.05)	(7,497)	(.11)
June 30	(6,619)	(.09)	(1,598)	(.03)	(8,217)	(.12)
September 30	(6,777)	(.10)	(1,080)	(.01)	(7,857)	(.11)
December 31	(25,063)	(.35)	6,319.09		(18,744)	(.26)

For the Year Ended December 31, 1997	$(42,728)	$(.60)	$413	$—	$(42,315)	$(.60)

    The restatements did not impact previously reported revenues or gross profits.

20.  Subsequent Events:

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

    Westar Capital also transferred to Protection One certain outstanding debt securities of the Company and a note for payment of certain intercompany amounts owed by Westar Capital to the Company. The carrying amount for the respective debt securities received were as follows:

Debt Security (Coupon)	Carrying Amount
Senior Subordinated Discount Notes (13.625%)	$38,892
Convertible Senior Subordinated Notes (6.75%)	$49,550
Senior Subordinated Notes (8.125%)	$46,110

Total	$134,552

    The Company will record an extraordinary gain of approximately $27,000 (net of tax effect) in the first quarter of 2000 for the difference between the carrying value of the debt and the basis of the debt securities acquired by the Company. No gain or loss was recognized on the related party sale of the European operations. Those transactions were approved by a special committee of the Protection One Board of Directors. The special committee obtained a "fairness opinion" from an investment banker.

Pro Forma Financial Information:

    The following unaudited pro forma consolidated results of operations for the year ended December 31, 1999, assume the sale of the Company's European operations occurred at January 1, 1999.

Year Ended December 31, 1999
(in thousands, except per share amounts) RESTATED NOTE 2
Revenues	$442,170
Loss before extraordinary item	(50,971)
Net loss	(52,662)
Net loss per common share (basic and diluted):
Loss before extraordinary item	(.40)
Net loss	(.42)

    The pro forma financial information is not necessarily indicative of the results of operations had the sale of the European operations to Westar Capital been reflected for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

    The following unaudited proforma consolidated assets and liabilities as of December 31, 1999 assume the sale occurred on December 31, 1999.

December 31, 1999
(in thousands) RESTATED NOTE 2
Total assets	$2,201,802
Total liabilities	1,078,570

PROTECTION ONE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

Description	Balance at Beginning of period	Charged to costs and expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of period
Year ended December 31, 1997
Allowances deducted from assets for doubtful accounts	$4,413	$3,657	$4,578	$(7,441)	$5,207
Year ended December 31, 1998
Allowances deducted from assets for doubtful accounts, as restated	5,207	10,567	2,289	(1,070)	16,993
Year ended December 31, 1999
Allowances deducted from assets for doubtful accounts	16,993	21,641	—	(7,945)	30,689

  (a)
  Allowances associated with receivables purchased in conjunction with acquisition of customer accounts and business acquisitions.

  (b)
  Results from write-offs of accounts receivable.

S-1

SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.
February 1, 2001	By:	/s/ ANTHONY D. SOMMA Anthony D. Somma Chief Financial Officer, Secretary and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANNETTE M. BECK Annette M. Beck	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 1, 2001
/s/ ANTHONY D. SOMMA Anthony D. Somma	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	February 1, 2001
/s/ HOWARD A. CHRISTENSEN Howard A. Christensen	Director	February 1, 2001
/s/ JOHN B. DICUS John B. Dicus	Director	February 1, 2001
/s/ MARIA DE LOURDES DUKE Maria de Lourdes Duke	Director	February 1, 2001
/s/ BEN M. ENIS Ben M. Enis	Director	February 1, 2001
/s/ DONALD A. JOHNSTON Donald A. Johnston	Director	February 1, 2001

/s/ CARL M. KOUPAL, JR. Carl M. Koupal, Jr.	Director	February 1, 2001
/s/ JOHN H. ROBINSON John H. Robinson	Director	February 1, 2001
/s/ RITA A. SHARPE Rita A. Sharpe	Director	February 1, 2001
/s/ STEVEN V. WILLIAMS Steven V. Williams	Director	February 1, 2001
/s/ JAMES Q. WILSON James Q. Wilson	Director	February 1, 2001

QuickLinks

TABLE OF CONTENTS
PART I FORWARD-LOOKING STATEMENTS
INTRODUCTORY NOTE—RESTATEMENT
  ITEM 1. BUSINESS
  Overview
  Business
  Overview of 1999 Activities
  Recent Developments
  Attrition
  Strategy
  The Security Alarm Industry
  Operations
  Sales and Marketing
  Acquisition Solicitation and Integration
  Competition
  Intellectual Property
  Regulatory Matters
  Risk Management
  Employees
RISK FACTORS
  Cautionary Statements Regarding Future Results of Operations
  We have had a history of losses.
  The competitive market for the acquisition and creation of accounts may affect our future profitability.
  The integration of acquired businesses requires substantial management time and effort.
  We could discover problems with acquired businesses after their acquisition.
  We will need additional funding to finance our future growth.
  We have a substantial amount of debt, which could constrain our growth or otherwise disadvantage stockholders.
  We lose some of our customers over time.
  Our debt agreements impose operational restrictions on us.
  Diversification of our customer acquisition strategy.
  Declines in new construction of multi-family dwellings may affect our sales in this marketplace.
  Westar Capital is our principal stockholder.
  We face challenges associated with our operational reorganization.
  ITEM 2: PROPERTIES
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Introduction
  Overview of 1999 Activities
  Recent Developments
  Results of Operations
  Year 2000 issue.
  Liquidity and Capital Resources
  ITEM 7A. MARKET RISK DISCLOSURE
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
PROTECTION ONE, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollar amounts in thousands, except for per share amounts)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Dollar amounts in thousands, except for per share amounts)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Dollar amounts in thousands)
PROTECTION ONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except for per share amounts)
  Pro Forma Financial Information:
PROTECTION ONE, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollar amounts in thousands)
SIGNATURES