Form 10-Q/A
period 2000-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2001-02-02
CIK 916230, 916310

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A - 2

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

0-24780 (Commission File Number)	33-73002-01 (Commission File Number)
PROTECTION ONE, INC. (Exact Name of Registrant As Specified In Its Charter)	PROTECTION ONE ALARM MONITORING, INC. (Exact Name of Registrant As Specified In Its Charter)
Delaware (State or Other Jurisdiction Of Incorporation or Organization)	Delaware (State or Other Jurisdiction of Incorporation or Organization)
93-1063818 (I.R.S. Employer Identification No.)	93-1064579 (I.R.S. Employer Identification No.)
6011 Bristol Parkway, Culver City, California 90230 (Address of Principal Executive Offices, Including Zip Code)	6011 Bristol Parkway, Culver City, California 90230 (Address of Principal Executive Offices, Including Zip Code)
(310) 342-6300 (Registrant's Telephone Number, Including Area Code)	(310) 342-6300 (Registrant's Telephone Number, Including Area Code)

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

INTRODUCTORY NOTE—RESTATEMENT

    Following extensive conversations with the Staff of the SEC which have been previously disclosed, we have restated our Consolidated Financial Statements as of December 31, 1999, 1998 and 1997 and for the years then ended and for each of the three fiscal quarters ended March 31, 2000, June 30, 2000, and September 30, 2000. This restatement primarily relates to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security Systems (WSS) acquisition. A description of the adjustments which comprise the restatement is disclosed in Note 2 of the Consolidated Financial Statements filed with this Form 10-Q/A-2.

    For the purpose of this Form 10-Q/A-2 we have amended and restated in its entirety the March 31, 2000 Form 10-Q/A. In order to preserve the nature and the character of the disclosures as of the date of the original March 31, 2000 Form 10-Q, no attempt has been made in this Form 10-Q/A-2 to modify or update such disclosures except as required to reflect the results of the restatement.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

    (Dollars in thousands)

(Unaudited)

	March 31, 2000	December 31, 1999
	RESTATED NOTE 2
ASSETS
Current assets:
Cash and cash equivalents	$1,612	$7,658
Restricted cash	779	11,175
Marketable securities	—	6,664
Receivables, net	39,495	71,716
Inventories	10,617	12,908
Prepaid expenses	2,420	3,471
Related party tax receivable & current deferred tax assets	42,592	59,456
Other assets	9,210	13,332

Total current assets	106,725	186,380
Property and equipment, net	49,998	60,912
Customer accounts, net	991,911	1,132,095
Goodwill, net	888,878	1,056,671
Other	34,431	76,500

Total assets	$2,071,943	$2,512,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$37,774	$35,498
Accounts payable	5,967	23,205
Accrued liabilities	51,248	74,248
Purchase holdbacks	8,763	20,213
Deferred revenue	52,889	61,149

Total current liabilities	156,641	214,313
Long-term debt, net of current portion	664,962	1,077,152
Other liabilities	597	4,173

Total liabilities	822,200	1,295,638
Commitments and contingencies (See Note 7)
Stockholders' equity:
Preferred stock, $0.10 par value, 5,000,000 authorized, none outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 126,945,337 shares issued and outstanding at March 31, 2000 and December 31, 1999	1,269	1,269
Additional paid-in capital	1,387,056	1,358,978
Accumulated other comprehensive income, net	(99)	(1,805)
Accumulated deficit	(138,483)	(141,522)

Total stockholders' equity	1,249,743	1,216,920

Total liabilities and stockholders' equity	$2,071,943	$2,512,558

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2000	1999
	RESTATED NOTE 2
Revenues:
Monitoring and related services	$116,171	$127,244
Installation and rental	18,552	21,303

Total revenues	134,723	148,547
Cost of revenues:
Monitoring and related services	33,762	29,697
Installation and rental	10,110	11,784

Total cost of revenues	43,872	41,481

Gross profit	90,851	107,066
Operating expenses:
Selling, general and administrative expenses	41,044	40,400
Amortization of intangibles and depreciation expense	61,508	44,403
Acquisition expense	4,362	4,866
Severance and other nonrecurring expense	3,050	2,000

Total operating expenses	109,964	91,669

Operating income (loss)	(19,113)	15,397
Other (income) expense:
Interest expense, net	19,481	20,171
Other	(282)	(345)

Loss before income taxes & extraordinary gain	(38,312)	(4,429)
Income tax (expense) benefit	9,426	(1,264)

Loss before extraordinary item	(28,886)	(5,693)
Extraordinary gain, net of tax effect of $17,191	31,926	—

Net income (loss)	$3,040	$(5,693)

Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax effect of $633 and $511	$995	$(767)
Unrealized loss on currency translation, net of tax effect of $474 and $521	711	(781)

Comprehensive income (loss):	$4,746	$(7,241)

Loss per common share	$(0.23)	$(0.04)

Extraordinary gain per common share	$0.25	$—

Net income(loss) per common share	$0.02	$(0.04)

Weighted average common shares outstanding (in thousands)	126,945	126,839

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2000	1999
	RESTATED NOTE 2
Cash flow from operating activities:
Net income (loss)	$3,040	$(5,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	(31,926)	—
Amortization of intangibles and depreciation	61,508	44,403
Accretion of debt premium	(1,573)	(1,659)
Deferred income taxes	(9,815)	1,271
Provision for doubtful accounts	6,811	3,043
Loss on sale of marketable securities	—	343
Other	(3,520)	(4,817)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	4,256	(1,865)
Other current assets	(10,550)	1,253
Accounts payable	197	380
Other liabilities	(5,082)	(1,991)

Net cash provided by operating activities	13,346	34,668

Cash flows from investing activities:
Purchase of installed security systems, net	(13,180)	(78,601)
Purchase of property and equipment, net	(5,089)	(12,170)
Sale of investments	—	2,544
Acquisition of alarm companies, net of cash received	—	(20,722)
Sale of European operations and other investments	183,025	—

Net cash provided by (used in) investing activities	164,756	(108,949)

Payments on long-term debt	(212,594)	—
Proceeds from long term-debt	26,087	82,130
Funding from parent	2,414	(222)

Net cash provided by (used in) financing activities	(184,093)	81,908

Effect of exchange rate changes on cash and equivalents	(55)	(964)

Net increase (decrease) in cash and cash equivalents	(6,046)	6,663
Cash and cash equivalents:
Beginning of period	7,658	10,025

End of period	$1,612	$16,688

Interest paid during the period	$31,244	$13,524

Taxes paid during the period	$72	$256

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

    The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K/A-2 filed with the Securities and Exchange Commission (the "SEC").

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

2.  Restatement of Financial Statements:

    Following extensive conversations with the staff of the SEC which have previously been disclosed, the Company has restated its Consolidated Financial Statements as of December 31, 1999, 1998 and 1997 and for the years then ended and for each of the three fiscal quarters ended March 31, 2000, June 30, 2000, and September 30, 2000. This restatement primarily relates to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security

Systems (WSS) acquisition. A description of the principal adjustments which comprise the restatement is as follows:

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

    A summary of the net effect of the restatement has been reflected in the quarterly results for the three month periods ending March 31 as follows:

	As Previously Reported		Restatement		As Restated
	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share
	(Dollars in thousands, except for per share amounts)
Loss before extraordinary gain
Quarter Ended:
March 31, 2000	$(27,969)	$(.22)	$(917)	$(.01)	$(28,886)	$(.23)
March 31, 1999	(4,785)	(.04)	(908)	—	(5,693)	(.04)
Net income (loss)
Quarter Ended:
March 31, 2000	$3,957	$.03	$(917)	$(.01)	$3,040	$.02
March 31, 1999	(4,785)	(.04)	(908)	—	(5,693)	(.04)

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

    See the Company's Form 10-Q/A for the quarter ended September 30, 2000 for a more detailed breakdown of the restatement items for the quarterly periods restated in 2000.

3.  Change in Accounting Estimate:

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

    The change in estimate resulted in additional goodwill amortization for the first quarter of 2000 of $7,613. The resulting reduction to net income was $6,833 or a decrease in earnings per share of $0.05.

    Amortization expense for the three months ended March 31, 2000 and March 31, 1999, was $14,239 and $8,165, respectively.

4.  Related Party Sale and Amendment to Revolving Credit Agreement:

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

    The carrying amount for the respective debt securities received for the above transactions were as follows:

Debt Security (Interest Rate)	February 29 Transaction	March Transactions	Total
Senior Subordinated Discount Notes (13.625%)	$38,892	$4,832	$43,724
Convertible Senior Subordinated Notes (6.75%)	49,550	—	49,550
Senior Subordinated Notes (8.125%)	46,110	10,000	56,110

Totals	$134,552	$14,832	$149,384

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

	Quarter Ended March 31,
	2000	1999
	(in thousands, except per share amounts) RESTATED NOTE 2
Revenues	$106,818	$109,014
Loss before extraordinary item	(25,043)	(4,643)
Net income (loss)	6,883	(4,643)
Net income (loss) per common share (basic and diluted):
Loss before extraordinary item	(.20)	(.04)
Net income (loss)	.05	(.04)

    The pro forma financial information is not necessarily indicative of the results of operations had the sale of the European operations to Westar Capital been reflected for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

    The following unaudited proforma consolidated assets and liabilities as of December 31, 1999 assume the sale occurred on December 31, 1999.

December 31, 1999
(in thousands) RESTATED NOTE 2
Total assets	$2,201,802
Total liabilities	1,078,570

5. Customer Accounts:

    The following reflects the changes in the Company's investment in customer accounts (at cost) for the following periods:

	Three Months Ended March 31, 2000	Year Ended December 31, 1999
	RESTATED NOTE 2
Beginning customer accounts, net	$1,132,095	$1,022,863
Acquisition of customer accounts, net	7,930	333,195
Amortization of customer accounts, net	(38,946)	(187,092)
Non-cash charges to purchase holdbacks	(1,362)	(36,871)
Sale of European operations	(107,806)	—

Total customer accounts	$991,911	$1,132,095

    Accumulated amortization of the investment in customer accounts at March 31, 2000 and December 31, 1999 was $339,378 and $328,787 respectively. The 1999 accumulated amortization excluding Europe was $303,586.

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

6.  Debt:

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

7.  Commitments and Contingencies:

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

8.  Segment Reporting:

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

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's 1999 Form 10-K/A-2. The Company manages its business segments based on earnings before interest, income taxes, depreciation and amortization (EBITDA).

Three Months Ended March 31, 2000
(Dollars in thousands)
RESTATED
NOTE 2

	North America	Multifamily	Europe(2)	Consolidated
Revenues	$96,678	$10,141	$27,904	$134,723
EBITDA	34,923	4,122	6,400	45,445
Amortization of intangibles and depreciation expense	52,254	3,834	5,420	61,508
Other(1)	3,050	—	—	3,050
Operating income (loss)	(20,381)	288	980	(19,113)

Three Months Ended March 31, 1999
(Dollars in thousands)
RESTATED
NOTE 2

	North America	Multifamily	Europe	Consolidated
Revenues	$99,017	$9,996	$39,534	$148,547
EBITDA	45,015	4,598	12,187	61,800
Amortization of intangibles and depreciation expense	36,620	2,297	5,486	44,403
Other(1)	2,000	—	—	2,000
Operating income	6,395	2,301	6,701	15,397

(1)
"Other" includes employee severance in 1999, and employee severance and costs related to the sale of the European operations in 2000.

(2)
Information for Europe is for the two months ended February 29, 2000.

9.  Related Party Transactions:

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

10.  Income Taxes:

    The income tax benefit recorded for the three-month period ended March 31, 2000 is approximately 25% of the pre-tax loss. This rate represents the expected effective rate for 2000. The difference between the expected annual effective rate of 25% and the federal statutory rate of 35% is primarily attributable to non-deductible goodwill amortization. The Company has a tax sharing agreement with Western Resources which allows it to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return. If the Company did not file its taxes on a consolidated basis with Western Resources, the Company's deferred tax assets might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.

11.  Unrealized Gains and Losses:

    The following reflects the changes in unrealized gains and losses in marketable securities and in currency fluctuations for the quarter ended March 31, 2000:

Unrealized loss on marketable securities	$(1,202)
Less: reclassification adjustment for losses included in sale of European operations	(2,830)

Net unrealized gain	$1,628

Unrealized loss on currency translation	$(1,236)
Less: reclassification adjustment for losses included in sale of European operations	(2,421)

Net unrealized gain	$1,185

12. Recent Developments:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Certain matters discussed here and elsewhere in this Form 10-Q/A-2 are forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like the Company believes, anticipates, expects or words of similar meaning. Forward-looking statements describe the Company's future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, restructuring the dealer program and the methods of customer acquisition, litigation, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest, ability to enter new markets successfully and capitalize on growth opportunities, and accounting matters. What happens in each case could vary materially from what the Company expects because of such things as future economic conditions; legislative developments; competitive markets; and other circumstances affecting anticipated operations, revenues and costs.

    Unless the context otherwise indicates, all references in this Report on Form 10-Q/A-2 (this "Report") to the "Company," "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Protection One Alarm Monitoring") and Protection One's other wholly owned subsidiaries.  Protection One's primary asset is, and Protection One operates primarily through, its investments in Protection One Alarm Monitoring and its other wholly owned subsidiaries. Both Protection One and Protection One Alarm Monitoring are Delaware corporations organized in September 1991.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1999 Annual Report on Form 10-K/A-2.

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
  improving customer service;

  •
  reducing attrition;

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

  •
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

    On February 29, 2000 we sold Protection One Europe ("Europe") which generated approximately $27.9 million of revenues through February 29, 2000. Europe was comprised of:

  •
  Protection One Continental Europe—an alarm monitoring business servicing continental Europe established from our purchase of Compagnie Europeenne de Telesecurite ("CET") in September 1998, based in Paris and Vitrolles, France with offices in Germany, Switzerland, Belgium and the Netherlands; and

  •
  Protection One United Kingdom—an alarm monitoring business servicing the United Kingdom established from our purchase of Hambro Countrywide Security in May 1998, based in Basingstoke, United Kingdom.

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

    Westar Capital also transferred to Protection One certain outstanding debt securities of the Company and a note for payment of certain intercompany amounts owed by Westar Capital to the Company. In March 2000, the note with Westar Capital was reduced by $9.3 million through the delivery of additional outstanding debt securities of the Company.

    The carrying amount for the respective debt securities received for the above transactions were as follows:

Debt Security (Interest Rate)	February 29 Transaction	March Transactions	Total
	(in thousands)
Senior Subordinated Discount Notes (13.625%)	$38,892	$4,832	$43,724
Convertible Senior Subordinated Notes (6.75%)	49,550	—	49,550
Senior Subordinated Notes (8.125%)	46,110	10,000	56,110

Totals	$134,552	$14,832	$149,384

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

    Customer attrition by business segment for the three months ended March 31, 2000 and 1999 is summarized below:

	Customer Account Attrition
	March 31, 2000		March 31, 1999
	Annualized First Quarter	Trailing Twelve Month	Annualized First Quarter	Trailing Twelve Month
North America	11.9%	16.1%	11.2%	8.9%
Europe(a)	10.9%	10.2%	4.4%	(c)
Multifamily	7.9%	8.3%	4.9%	4.5%
Total Company(b)	11.1%	14.3%	10.0%	8.1%

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

	Three Months Ended March 31,
	2000		1999
	(dollars in thousands) RESTATED
Revenues:
Monitoring and related services	$93,167	96.4%	$95,247	96.2%
Installation and rental	3,511	3.6	3,770	3.8

Total revenues	96,678	100.0	99,017	100.0
Cost of revenues:
Monitoring and related services	28,125	29.1	23,833	24.1
Installation and rental	3,224	3.3	3,561	3.6

Total cost of revenues	31,349	32.4	27,394	27.7

Gross profit	65,329	67.6	71,623	72.3
Selling, general and administrative expenses	26,261	27.2	21,889	22.1
Acquisition and transition expense	4,145	4.3	4,719	4.8
Amortization of intangibles and depreciation expense	52,254	54.1	36,620	37.0
Other charges	3,050	3.1	2,000	2.0

Operating income (loss)	$(20,381)	(21.1)%	$6,395	6.4%

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

	Three Months Ended March 31,
	2000	1999
Beginning Balance, January 1,	1,204,642	1,196,047
Additions, net of holdback put backs	9,280	66,269
Customer losses, net of holdback put backs	(35,526)	(33,902)
Ending Balance, March 31,	1,178,396	1,228,414
Annualized quarterly attrition	11.9%	11.2%

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

    Amortization of intangibles and depreciation expense for the first quarter of 2000 increased by $15.7 million, or 42.9%, to $52.3 million from $36.6 million in the first quarter of 1999. As discussed in our 1999 Annual Report on Form 10-K/A-2, we changed the amortization method on most of our customer base from a 10-year straight line method to a 10-year declining balance method as of the third quarter in 1999. Therefore, the amortization expense on these accounts for the first quarter of 1999 was calculated using a straight line method whereas the amortization expense for the first quarter of 2000 is calculated using the declining balance method. This change does not include our Westinghouse customer pool for which we adopted an 8-year accelerated amortization method from the date of the WSS acquisition. See Note 2 of the Consolidated Financial Statements. Subscriber amortization for these periods increased from $28.4 million for the first quarter of 1999 to $34.5 million for the first quarter of 2000.

    As discussed above, we also changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, amortization expense increased $4.7 million from $5.7 million in the first quarter of 1999 to $10.4 million for the first quarter of 2000. Additionally, in the first quarter of 2000 depreciation expense increased $4.8 million from $2.6 million for the first quarter of 1999 to $7.4 million in the first quarter of 2000. This increase is due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. We have decided to move to another general ledger and accounts receivable system in 2000 which we believe is better suited to our needs. Depreciation charges for the old system have been accelerated so that no remaining costs will be left unamortized when we move to the new systems later in 2000.

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

	Three Months Ended March 31,
	2000		1990
	(dollars in thousands)
Revenues:
Monitoring and related services	$8,688	85.7%	$8,580	85.8%
Installation and rental	1,453	14.3	1,416	14.2

Total revenues	10,141	100.0	9,996	100.0
Cost of revenues:
Monitoring and related services	1,935	19.1	1,676	16.8
Installation and rental	1,382	13.6	1,042	10.4

Total cost of revenues	3,317	32.7	2,718	27.2
Gross profit	6,824	67.3	7,278	72.8
Selling, general and administrative expenses	2,702	26.7	2,680	26.8
Amortization of intangibles and depreciation expense	3,834	37.8	2,297	23.0

Operating income	$288	2.8%	$2,301	23.0%

    2000 Compared to 1999.  We increased our customer base a total of 6,719 customers, or 2.3%, from March 31, 1999 to March 31, 2000. The average customer base was 295,982 for the first quarter of 2000 compared to 288,119 for the first quarter of 1999. The change in Multifamily's customer base for the period is shown below.

	Three Months Ended March 31,
	2000	1999
Beginning Balance, January 1,	294,960	285,954
Additions, net of holdback put backs	7,868	7,849
Customer losses, net of holdback put backs	(5,825)	(3,519)
Ending Balance	297,003	290,284
Annualized quarterly attrition	7.9%	4.9%

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

	Two Months Ended February 29,		Three Months Ended March 31,
	2000		1999

	(dollars in thousands)
Revenues:
Monitoring and related services	$14,316	51.3%	$23,417	59.2%
Installation and rental	13,588	48.7	16,117	40.8

Total revenues	27,904	100.0	39,534	100.0
Cost of revenues:
Monitoring and related services	3,702	13.3	4,187	10.6
Installation and rental	5,504	19.7	7,181	18.2

Total cost of revenues	9,206	33.0	11,368	28.8
Gross profit	18,698	67.0	28,166	71.2
Selling, general and administrative expenses	12,081	43.3	15,831	40.0
Acquisition and transition expense	217	0.8	148	0.4
Amortization of intangibles and depreciation expense	5,420	19.4	5,486	13.9

Operating income	$980	3.5%	$6,701	16.9%

    2000 Compared to 1999.  The change in our customer base from January 1, 2000 through February 29, 2000 is shown below:

Two Months Ended February 29, 2000
Beginning Balance, January 1,	123,599
Additions, net of holdback put backs	5,718
Customer losses, net of holdback put backs	(2,285)
Ending Balance	127,032
Annualized attrition for two months ended February 29, 2000	10.9%

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

Material Commitments

    We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of March 31, 2000 and as of March 31, 1999:

Debt Security	Maturity Date	March 31, 2000	March 31, 1999
Convertible Senior Subordinated Notes(a)	September 2003	$53,950	$103,500
Senior Subordinated Discount Notes	June 2005	61,765	107,900
Senior Unsecured Notes	August 2005	250,000	250,000
Senior Subordinated Notes	January 2009	293,890	350,000
Senior Credit Facility	January 2001	37,000	124,000

		$696,605	$935,400

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has not experienced any significant changes in its exposure to market risk since December 31, 1999. For additional information on the Company's market risk, see the Form 10-K/A-2 for the year ended December 31, 1999.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Information relating to legal proceedings is set forth in Note 7 of the Notes to Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits. The following exhibits are filed with this Current Report on Form 10-Q or incorporated by reference.

Exhibit Number	Exhibit Description
10.1	Marketing Agreement as of February 28, 2000 between Monitoring and Paradigm for marketing services.
27.1	Restated Financial Data Schedule.

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

Date:	February 1, 2001	PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.
		BY:	/S/ ANTHONY D. SOMMA Anthony D. Somma Chief Financial Officer

Exhibit List

Exhibit Number	Exhibit Description
10.1	Marketing Agreement as of February 28, 2000 between Monitoring and Paradigm for marketing services.
27.1	Restated Financial Data Schedule.

QuickLinks

INTRODUCTORY NOTE—RESTATEMENT
PART I FINANCIAL INFORMATION
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
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
Three Months Ended March 31, 2000 (Dollars in thousands) RESTATED NOTE 2
Three Months Ended March 31, 1999 (Dollars in thousands) RESTATED NOTE 2
FORWARD-LOOKING STATEMENTS
PART II OTHER INFORMATION
SIGNATURES
Exhibit List