Form 10-Q/A
period 2000-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2001-02-02
CIK 916230, 916310

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

FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this Form 10-Q are forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like the Company believes, anticipates, expects or words of similar meaning. Forward-looking statements describe the Company's future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, restructuring the dealer program and the methods of customer acquisition, the implementation of new financial and billing information systems, litigation, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest, ability to enter new markets successfully and capitalize on growth opportunities, and accounting matters. What happens in each case could vary materially from what the Company expects because of such things as future economic conditions; legislative developments; competitive markets; and other circumstances affecting anticipated operations, revenues and costs.

INTRODUCTORY NOTE—RESTATEMENT

    Following extensive conversations with the Staff of the SEC which have been previously disclosed, we have restated our Consolidated Financial Statements as of December 31, 1999, 1998 and 1997 and for the years then ended and for each of the three fiscal quarters ended March 31, 2000, June 30, 2000, and September 30, 2000. This restatement primarily relates to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security Systems (WSS) acquisition. A description of the adjustments which comprise the restatement is disclosed in Note 2 of the Consolidated Financial Statements filed with this Form 10-Q/A.

    For the purpose of this Form 10-Q/A we have amended and restated in its entirety the Form 10-Q. In order to preserve the nature and the character of the disclosures as of the date of the original June 30, 2000 Form 10-Q, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the results of the restatement.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

    (Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2000	December 31, 1999
	RESTATED NOTE 2
ASSETS
Current assets:
Cash and cash equivalents	$3,229	$7,658
Restricted cash	779	11,175
Marketable securities	—	6,664
Receivables, net	36,210	71,716
Inventories	10,806	12,908
Prepaid expenses	2,547	3,471
Related party tax receivable & current deferred tax assets	42,678	59,456
Other assets	3,396	13,332

Total current assets	99,645	186,380
Property and equipment, net	44,778	60,912
Customer accounts, net	959,578	1,132,095
Goodwill, net	875,921	1,056,671
Other	33,093	76,500

Total assets	$2,013,015	$2,512,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$70,909	$35,498
Accounts payable	5,634	23,205
Accrued liabilities	49,953	74,248
Purchase holdbacks	5,868	20,213
Deferred revenue	51,258	61,149

Total current liabilities	183,622	214,313
Long-term debt, net of current portion	593,433	1,077,152
Other liabilities	538	4,173

Total liabilities	777,593	1,295,638
Commitments and contingencies (See Note 7)
Stockholders' equity:
Preferred stock, $0.10 par value, 5,000,000 authorized, none outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 126,611,300 and 126,945,337 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively	1,270	1,269
Additional paid-in capital	1,380,637	1,358,978
Accumulated other comprehensive income, net	(365)	(1,805)
Accumulated deficit	(145,319)	(141,522)
Treasury stock, at cost, 423,500 and no shares at June 30, 2000 and December 31, 1999 respectively	(801)	—

Total stockholders' equity	1,235,422	1,216,920

Total liabilities and stockholders' equity	$2,013,015	$2,512,558

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2000	1999
	RESTATED NOTE 2
Revenues:
Monitoring and related services	$212,986	$252,807
Installation and rental	22,965	44,286

Total revenues	235,951	297,093
Cost of revenues:
Monitoring and related services	62,978	58,205
Installation and rental	13,409	23,583

Total cost of revenues	76,387	81,788

Gross profit	159,564	215,305
Operating expenses:
Selling, general and administrative expense	70,031	83,620
Amortization of intangibles and depreciation expense	118,059	91,150
Acquisition expense	6,676	11,633
Severance and other nonrecurring expense	3,050	2,000

Total operating expenses	197,816	188,403

Operating income (loss)	(38,252)	26,902
Other (income) expense:
Interest expense, net	33,091	42,015
Other	(291)	(1,015)

(Loss before income taxes and extraordinary gain)	(71,052)	(14,098)
Income tax (expense) benefit	17,983	(176)

Loss before extraordinary gain	(53,069)	(14,274)
Extraordinary gain, net of tax effect of $26,531	49,273	—

Net loss	$(3,796)	$(14,274)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	$995	$(1,647)
Unrealized gain (loss) on currency translation, net of tax	444	(1,093)

(Comprehensive loss)	$(2,357)	$(17,014)

Loss per common share	$(0.41)	$(0.11)

Extraordinary gain per common share	$0.38	$—

Net loss per common share	$(0.03)	$(0.11)

Weighted average common shares outstanding (in thousands)	126,970	126,862

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2000	1999
	RESTATED NOTE 2
Revenues:
Monitoring and related services	$96,815	$126,585
Installation and rental	4,413	22,983

Total revenues	101,228	149,568
Cost of revenues:
Monitoring and related services	29,216	29,283
Installation and rental	3,299	11,832

Total cost of revenues	32,515	41,115

Gross profit	68,713	108,453
Operating expenses:
Selling, general and administrative expense	28,420	43,435
Amortization of intangibles and depreciation expense	56,551	46,747
Acquisition expense	2,880	6,767

Total operating expenses	87,851	96,949

Operating income (loss)	(19,138)	11,504
Other (income) expense:
Interest expense, net	13,610	21,844
(Other)	(8)	(671)

Loss before income taxes and extraordinary gain	(32,740)	(9,669)
Income tax benefit	8,557	1,088

Loss before extraordinary gain	(24,183)	(8,581)
Extraordinary gain, net of tax effect of $9,340	17,347	—

Net loss	$(6,836)	$(8,581)

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	$—	$(880)
Unrealized loss on currency translation, net of tax	(267)	(312)

Comprehensive loss	$(7,103)	$(9,773)

Loss per common share	$(0.18)	$(0.07)

Extraordinary gain per common share	$0.13	$—

Net loss per common share	$(0.05)	$(0.07)

Weighted average common shares outstanding (in thousands)	126,952	126,888

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2000	1999
	RESTATED NOTE 2
Cash flow from operating activities:
Net loss	$(3,796)	$(14,274)
Adjustments to reconcile net loss to net cash provided by operating activities:
Extraordinary gain	(49,273)	—
Amortization and depreciation	118,059	91,150
Accretion of discount note interest	(2,469)	(3,345)
Deferred income taxes	(18,524)	(75)
Provision for doubtful accounts	10,592	6,092
Loss on sale of marketable securities	—	344
Other charges	(3,512)	2,000
Changes in assets and liabilities:
Receivables, net	3,980	(8,278)
Other current assets	(10,212)	(3,433)
Accounts payable	(133)	4,576
Other liabilities	(11,216)	(2,824)

Net cash provided by operating activities	33,496	71,933

Cash flows from investing activities:
Purchase of installed security systems, net	(20,943)	(154,571)
Purchase of property and equipment, net	(7,591)	(19,534)
Sale of investments	—	2,540
Acquisition of alarm companies, net of cash received	—	(20,722)
Sale of European operations and other investments	183,025	—

Net cash provided by (used in) investing activities	154,491	(192,287)

Cash flows from financing activities:
Repayments on Senior Credit Facility, net	(155,000)	129,583
Payments on long-term debt	(46,518)	(2,067)
Proceeds from long-term debt	6,087	—
Funding from (payment to) Parent	3,473	(50)
Acquisition of treasury stock	(801)	—
Stock options and warrants exercised	160	273

Net cash provided by (used in) financing activities	(192,599)	127,739

Effect of exchange rate changes on cash and equivalents	183	571

Net increase (decrease) in cash and cash equivalents	(4,429)	7,956
Cash and cash equivalents:
Beginning of period	7,658	10,025

End of period	$3,229	$17,981

Interest paid during the period	$40,469	$22,184

Taxes paid during the period	$293	$256

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

2.  Restatement of Financial Statements:

    Following extensive conversations with the staff of the SEC which have previously been disclosed, the Company has restated its Consolidated Financial Statements as of December 31, 1999, 1998 and 1997 and for the years then ended and for each of the three fiscal quarters ended March 31, 2000, June 30, 2000 and September 30, 2000. This restatement primarily relates to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security Systems (WSS) acquisition. A description of the principal adjustments which comprise the restatement is as follows:

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

    A summary of the net effect of the restatement has been reflected in the appropriate quarterly results as follows:

	As Previously Reported		Restatement		As Restated
	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share
	(Dollars in thousands, except for per share amounts)
Loss before extraordinary gain
For the six months ended:
June 30, 2000	$(51,235)	$(.40)	$(1,834)	$(.01)	$(53,069)	$(.41)
June 30, 1999	(12,459)	(.10)	(1,815)	(.01)	(14,274)	(.11)
Net loss
For the six months ended:
June 30, 2000	$(1,962)	$(.02)	$(1,834)	$(.01)	$(3,796)	$(.03)
June 30, 1999	(12,459)	(.10)	(1,815)	(.01)	(14,274)	(.11)

	As Previously Reported		Restatement		As Restated
	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share
	(Dollars in thousands, except for per share amounts)
Loss before extraordinary gain
For the three months ended:
June 30, 2000	$(23,266)	$(.18)	$(917)	$—	$(24,183)	$(.18)
June 30, 1999	(7,674)	(.06)	(907)	(.01)	(8,581)	(.07)
Net loss
For the three months ended:
June 30, 2000	$(5,919)	$(.05)	$(917)	$—	$(6,836)	$(.05)
June 30, 1999	(7,674)	(.06)	(907)	(.01)	(8,581)	(.07)

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

    The change in estimate resulted in additional goodwill amortization for the three months and six months ended June 30, 2000 of $7,073 and $14,686 respectively. The resulting reduction to net income for those periods was $6,293 and $13,126 respectively, or a decrease in earnings per share of $0.05 and $0.10, respectively.

    Goodwill amortization expense for the six months ended June 30, 2000 and June 30, 1999, was $27,092 and $15,343, respectively. Goodwill amortization expense for the three months ended June 30, 2000 and June 30, 1999, was $12,853 and $7,178, respectively.

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

    The carrying amount for the respective debt securities received for the above transactions were as follows:

Debt Security (Interest Rate)	February 29 Transaction	Settlement Of Note	Total
	(in thousands)	(in thousands)	(in thousands)
Senior Subordinated Discount Notes (13.625%)	$38,892	$4,832	$43,724
Convertible Senior Subordinated Notes (6.75%)	49,550	—	49,550
Senior Subordinated Notes (8.125%)	46,110	17,500	63,610

Totals	$134,552	$22,332	$156,884

    An extraordinary gain of $32,400 net of tax of $17,400 was recorded on the extinguishment of the debt securities received in these transactions, however no gain or loss was recognized on the related party sale of the European operations. Adjustments were made to Additional Paid-In Capital to reflect the amounts that would have been considered gains or losses had the buyer not been a related party. The transactions were approved by the independent directors of the Protection One and Monitoring Boards of Directors upon the recommendation of a special committee of the Protection One Board of Directors. The special committee obtained a "fairness opinion" from an investment banker with regard to the sale of the European operations.

Pro Forma Financial Information:

    The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2000 and June 30, 1999 assume the sale of the European operations occurred on January 1, 1999.

	Six Months Ended June 30,
	2000	1999
	RESTATED NOTE 2
Revenues	$208,046	$216,096
Loss before extraordinary item	(49,030)	(9,989)
Net income (loss)	242	(9,989)
Net income (loss) per common share (basic and diluted)
Loss before extraordinary item	(.39)	(.08)
Net income (loss)	—	(.08)

    The pro forma financial information is not necessarily indicative of the results of operations had the sale of the European operations to Westar Capital been reflected for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

    The following unaudited proforma consolidated assets and liabilities as of December 31, 1999 assume the sale occurred on December 31, 1999.

December 31, 1999
RESTATED NOTE 2
Total assets	$2,201,802
Total liabilities	1,078,570

5.  Customer Accounts:

    The following reflects the changes in the Company's investment in customer accounts (at cost) for the following periods:

	Six Months Ended June 30, 2000	Year Ended December 31, 1999
	RESTATED NOTE 2
Beginning customer accounts, net	$1,132,095	$1,022,863
Acquisition of customer accounts, net	21,716	333,195
Amortization of customer accounts, net	(74,831)	(187,092)
Purchase holdbacks and other	(11,596)	(36,871)
Sale of European operations	(107,806)	—

Total customer accounts	$959,578	$1,132,095

    Accumulated amortization of the investment in customer accounts at June 30, 2000 and December 31, 1999 was $375,264 and $328,787 respectively. At December 31, 1999 accumulated amortization excluding Europe was $303,586.

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

6.  Debt:

    During the first six months of 2000, the Company reduced outstanding debt by $446,083. The reduction included extinguishing debt securities in the face amount of $221,349 for less than carrying value resulting in an extraordinary gain of $49,273 net of tax of $26,531. The decrease resulted primarily from the $183,025 reduction of the Senior Credit Facility and the extinguishment of $134,552 in debt securities received in the sale of the European operations and related party transactions, as discussed in Note 3. In the second quarter of 2000, the Company used available cash and borrowings under the Senior Credit Facility to purchase $70,497 of debt securities from Westar Capital and in open market transactions for less than carrying value resulting in an extraordinary gain of $17,347 net of tax of $9,340. See Note 9 below.

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

8.  Segment Reporting:

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

Six Months Ended June 30, 2000
(Dollars in thousands)
RESTATED
NOTE 2

	North America	Multifamily	Europe(2)	Consolidated
Revenues	$188,456	$19,591	$27,904	$235,951
EBITDA	68,220	8,237	6,400	82,857
Amortization of intangibles and depreciation expense	104,920	7,719	5,420	118,059
Other(1)	3,050	—	—	3,050
Operating income (loss)	(39,750)	518	980	(38,252)

Six Months Ended June 30, 1999
(Dollars in thousands)
RESTATED
NOTE 2

	North America	Multifamily	Europe	Consolidated
Revenues	$196,865	$19,231	$80,997	$297,093
EBITDA	88,371	8,145	23,536	120,052
Amortization of intangibles and depreciation expense	75,670	4,615	10,865	91,150
Other(1)	2,000	—	—	2,000
Operating income	10,701	3,530	12,671	26,902

Three Months Ended June 30, 2000
(Dollars in thousands)
RESTATED
NOTE 2

	North America	Multifamily	Europe(2)	Consolidated
Revenues	$91,777	$9,451	$—	$101,228
EBITDA	33,297	4,116	—	37,413
Amortization of intangibles and depreciation expense	52,666	3,885	—	56,551
Operating income (loss)	(19,369)	231	—	(19,138)

Three Months Ended June 30, 1999
(Dollars in thousands)
RESTATED
NOTE 2

	North America	Multifamily	Europe	Consolidated
Revenues	$98,870	$9,235	$41,463	$149,568
EBITDA	43,356	3,547	11,348	58,251
Amortization of intangibles and depreciation expense	39,050	2,318	5,379	46,747
Operating income	4,306	1,229	5,969	11,504

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

    The Company acquired approximately $59,520 of its outstanding debt securities from Westar Capital during the first six months of 2000, $45,065 of which were purchased in the three months ended June 30, 2000. This includes debt securities received in settlement of the note receivable described in Note 3. These purchases resulted in an extraordinary gain of $15,342 net of tax of $8,261 for the six months ended June 30, 2000 and $11,843 net of tax of $6,377 for the three months ended June 30, 2000.

    See Note 4 above for a discussion of the sale of the Company's European operations to Westar Capital.

10.  Income Taxes:

    The income tax benefit recorded for the six-month period ended June 30, 2000 is approximately 26% of the pre-tax loss. This rate represents the expected effective rate for 2000. The difference between the expected annual effective rate of 26% and the federal statutory rate of 35% is primarily attributable to non-deductible goodwill amortization. The Company has a tax sharing agreement with Western Resources which allows it to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return. If the Company did not file its taxes on a consolidated basis with Western Resources, the Company's deferred tax assets might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.

11.  Unrealized Gains and Losses:

    The following reflects the changes in unrealized gains and losses in marketable securities and in currency fluctuations for the six-months ended June 30, 2000:

Unrealized loss on marketable securities	$(1,202)
Less: reclassification adjustment for losses included in sale of European operations	2,830

Net unrealized gain	$1,628

Unrealized loss on currency translation	$(1,681)
Less: reclassification adjustment for losses included in sale of European operations	2,421

Net unrealized gain	$740

12.  Recent Developments:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Unless the context otherwise indicates, all references in this Report on Form 10-Q/A (this "Report") to the "Company," "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Protection One Alarm Monitoring") and Protection One's other wholly owned subsidiaries. Protection One's primary asset is, and Protection One operates primarily through, its investments in Protection One Alarm Monitoring and its other wholly owned subsidiaries. Both Protection One and Protection One Alarm Monitoring are Delaware corporations organized in September 1991.

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

    The carrying amount for the respective debt securities received for the above transactions were as follows:

Debt Security (Interest Rate)	February 29 Transaction	Settlement of Note	Total
	(in thousands)	(in thousands)	(in thousands)
Senior Subordinated Discount Notes (13.625%)	$38,892	$4,832	$43,724
Convertible Senior Subordinated Notes (6.75%)	49,550	—	49,550
Senior Subordinated Notes (8.125%)	46,110	17,500	63,610

Totals	$134,552	$22,332	$156,884

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

    Customer attrition by business segment for the periods ended June 30, 2000 and 1999 are summarized below:

	Customer Account Attrition
	June 30, 2000		June 30, 1999
	Annualized Second Quarter	Trailing Twelve Month	Annualized Second Quarter	Trailing Twelve Month
North America	14.2%	15.5%	15.9%	11.9%
Multifamily	16.1%	9.9%	9.7%	5.9%
Total Company*	14.6%	14.4%	14.8%	10.8%

*
Does not include Europe segment.

    The Company experienced high levels of attrition for the North America segment in 1999 with quarterly annualized attrition reaching peak levels of 15.9%, 19.1% and 16.3% in the second, third and fourth quarters, respectively. The quarterly annualized attrition rate for North America in the first quarter of 2000 was 11.9% as compared to 11.2% in the first quarter of 1999. The quarterly annualized attrition rate for North America in the second quarter of 2000 increased to 14.2% from 11.9% in the first quarter but decreased from the 1999 second quarter attrition rate of 15.9%. Management believes the general decline in attrition for North America from the peak levels in 1999 is a result of efforts to improve customer service and collections of outstanding accounts. The increase in the attrition rate for Multifamily in the second quarter of 2000 is due to nonpayment of approximately 7,000 subscribers related to one developer. Had these accounts not attrited, the annualized quarterly attrition for Multifamily would have been approximately 6.6% and the twelve months trailing attrition percentage for Multifamily would have been approximately 7.5%. The Company is pursuing contractual remedies for nonpayment of these accounts.

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

Customer Creation and Marketing

    For the three and six months ended June 30, 2000, our North America segment added 11,259 and 24,988 accounts, respectively, and our Multifamily segment added 11,252 and 19,120 accounts respectively. While our previous customer acquisition strategy relied primarily on the dealer program, our new customer acquisition strategy relies on a mix of dealers, internal sales, "tuck-in" acquisitions and direct marketing. The number of accounts being purchased through the dealer program decreased significantly from 126,779 for the six months ended June 30, 1999 to 14,334 for the six months ended

June 30, 2000. For the three months ended June 30, 2000, the dealer program produced 4,922 accounts, or approximately 44% of the total number of accounts purchased during such period. We expect small increases in the number of accounts purchased through the dealer program over the remainder of 2000. In February 2000, we started a commission only internal sales program, with a goal of acquiring accounts at a cost lower than our external programs. We currently have a commissioned sales force of approximately 160 persons which we plan to expand through the remainder of the year. This program utilizes our existing branch infrastructure in 54 markets. The internal sales program generated 6,196 accounts in the three months ended June 30, 2000. We expect the number of accounts produced by this program to increase as it becomes more established. Our pilot program with Paradigm Direct LLC which utilized direct marketing to produce customer accounts was concluded on June 30, 2000 with unsatisfactory results. We are currently evaluating modifications to the marketing and customer acquisition strategies developed by Paradigm.

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

	Six Months Ended June 30,
	2000		1999
	(dollars in thousands) RESTATED NOTE 2
Revenues:
Monitoring and related services	$181,291	96.2%	$189,357	96.2%
Installation and rental	7,165	3.8	7,508	3.8

Total revenues	188,456	100.0	196,865	100.0
Cost of revenues:
Monitoring and related services	55,365	29.4	45,930	23.3
Installation and rental	5,793	3.1	6,965	3.6

Total cost of revenues	61,158	32.5	52,895	26.9

Gross profit	127,298	67.5	143,970	73.1
Selling, general and administrative expenses	52,619	27.9	44,707	22.7
Acquisition and transition expense	6,459	3.4	10,892	5.5
Amortization of intangibles and depreciation expense	104,920	55.7	75,670	38.5
Other charges	3,050	1.6	2,000	1.0

Operating income (loss)	$(39,750)	(21.1)%	$10,701	5.4%

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

    The following table shows the change in the North America customer account base:

	Six Months Ended(1) June 30,
	2000	1999
Beginning Balance, January 1,	1,204,642	1,196,047
Additions	24,988	142,631
Customer losses not guaranteed with holdback put backs	(76,612)	(83,239)
Customer losses guaranteed with holdback put backs	(10,488)	(8,675)

Ending Balance	1,142,530	1,246,764

Annualized attrition	13.1%	13.6%

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

    Cost of monitoring and related services revenues for the first six months of 2000 increased by $9.4 million, or 20.5%, to $55.3 million from $45.9 million for the first six months of 1999. Compensation costs for the monitoring stations increased by approximately $3.6 million due primarily to an increase in personnel. The increase in employees is a direct result of our efforts to improve the level of customer service. In addition, parts and materials costs increased by $2.5 million, telecom costs increased $1.0 million and vehicle costs increased $0.7 million

    Cost of installation and rental revenues was $1.2 million or 16.8% less than in the first half of 1999. These costs as a percentage of installation and rental revenues were approximately 81% for the first half of 2000, as compared to approximately 93% for the first half of 1999. Parts and materials decreased by $1.5 million.

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

    Amortization of intangibles and depreciation expense for the first half of 2000 increased by $29.2 million, or 38.6%, to $104.9 million from $75.7 million in the first half of 1999. As discussed in our 1999 Annual Report on Form 10-K/A-2, we changed the amortization method on most of our customer base from a 10-year straight line method to a 10-year declining balance method as of the third quarter in 1999. Therefore, the amortization expense on these accounts for the first half of 1999 was calculated using a straight line method whereas the amortization expense for the first half of 2000 is calculated using the declining balance method. This change does not include our Westinghouse customer pool for which we adopted an 8-year accelerated amortization method from the date of the WSS acquisition. See Note 2 of the Consolidated Financial Statements. Subscriber amortization for these periods increased from $59.2 million for the first half of 1999, to $69.2 million for the first half of 2000.

    As discussed above, we also changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, our amortization expense increased $10.2 million from $10.6 million in the first half of 1999, to $20.8 million for the first half of 2000. Additionally, in the first half of 2000, depreciation expense increased $9.2 million from $5.7 million for the first half of 1999 to $14.9 million. This increase is due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. We have decided to move to another general ledger and accounts receivable system in 2000 which we believe is better suited to our needs.

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

	Six Months Ended June 30,
	2000		1999
	(dollars in thousands)
Revenues:
Monitoring and related services	$17,379	88.7%	$16,982	88.3%
Installation and rental	2,212	11.3	2,249	11.7

Total revenues	19,591	100.0	19,231	100.0
Cost of revenues:
Monitoring and related services	3,911	20.0	3,438	17.9
Installation and rental	2,112	10.8	1,785	9.3

Total cost of revenues	6,023	30.8	5,223	27.2

Gross profit	13,568	69.2	14,008	72.8
Selling, general and administrative expenses	5,331	27.2	5,550	28.8
Acquisition and transition expense	—	—	313	1.6
Amortization of intangibles and depreciation expense	7,719	39.4	4,615	24.0

Operating income	$518	2.6%	$3,530	18.4%

    2000 Compared to 1999 We increased our customer base a total of 6,188 customers from June 30, 1999 to June 30, 2000. The average customer base is 295,649 for the first half of 2000 compared to 288,052 for the first half of 1999. The change in Multifamily's customer base for the period is shown below.

	Six Months Ended June 30,
	2000	1999
Beginning Balance, January 1,	294,960	285,954
Additions	19,120	14,782
Customer losses	(17,742)	(10,586)

Ending Balance	296,338	290,150

Annualized attrition	12.0%	7.4%

    The increase in the attrition rate for Multifamily for the six months ended June 30, 2000 is due to nonpayment of approximately 7,000 subscribers related to one developer. Had these accounts not attrited, the annualized attrition would have been approximately 7.2%. The Company is pursuing contractual remedies for nonpayment of these accounts.

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

	Three Months Ended June 30,
	2000		1999
	(dollars in thousands) RESTATED
Revenues:
Monitoring and related services	$88,124	96.0%	$95,132	96.2%
Installation and rental	3,653	4.0	3,738	3.8

Total revenues	91,777	100.0	98,870	100.0
Cost of revenues:
Monitoring and related services	27,240	29.7	22,872	23.1
Installation and rental	2,569	2.8	3,413	3.5

Total cost of revenues	29,809	32.5	26,285	26.6

Gross profit	61,968	67.5	72,585	73.4
Selling, general and administrative expenses	25,791	28.1	23,056	23.3
Acquisition and transition expense	2,880	3.1	6,173	6.2
Amortization of intangibles and depreciation expense	52,666	57.4	39,050	39.5

Operating income (loss)	$(19,369)	(21.1)%	$4,306	4.4%

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

    The following table shows the change in the North America customer account base:

	Three Months Ended(1) June 30
	2000	1999
Beginning Balance, April 1	1,178,396	1,228,414
Additions	11,259	72,498
Customer losses not guaranteed with holdback putbacks	(41,086)	(49,337)
Customer losses guaranteed with holdback putbacks	(6,039)	(4,811)

Ending Balance	1,142,530	1,246,764

Annualized quarterly attrition	14.2%	15.9%

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

    Amortization of intangibles and depreciation expense for the second quarter of 2000 increased by $13.7 million, or 35.1%, to $52.7 million from $39.0 million in the second quarter of 1999. As discussed in our 1999 Annual Report on Form 10-K/A-2, we changed the amortization method on most of our customer base from a 10-year straight line method to a 10-year declining balance method effective in the third quarter in 1999. Therefore, the amortization expense on these accounts for the second quarter of 1999 was calculated using a straight line method whereas the amortization expense for the second quarter of 2000 is calculated using the declining balance method. This change does not include our Westinghouse customer pool for which we adopted an 8-year accelerated amortization method from the date of the WSS acquisition. See Note 2 of the Consolidated Financial Statements. Subscriber amortization for these periods increased from $30.8 million for the second quarter of 1999 to $34.6 million for the second quarter of 2000.

    As discussed above, we also changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, amortization expense increased $5.5 million from $4.9 million in the second quarter of 1999 to $10.4 million for the second quarter of 2000. Additionally, in the second quarter of 2000 depreciation expense increased $4.5 million from $3.1 million for the second quarter of 1999 to $7.6 million in the second quarter of 2000. This increase is due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. We have decided to move to another general ledger and accounts receivable system in 2000 which we believe is better suited to our needs.

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

	Three Months Ended June 30,
	2000		1999
	(dollars in thousands)
Revenues:
Monitoring and related services	$8,691	92.0%	$8,402	91.0%
Installation and rental	760	8.0	833	9.0

Total revenues	9,451	100.0	9,235	100.0
Cost of revenues:
Monitoring and related services	1,976	20.9	1,761	19.1
Installation and rental	730	7.8	768	8.3

Total cost of revenues	2,706	28.7	2,529	27.4

Gross profit	6,745	71.3	6,706	72.6
Selling, general and administrative expenses	2,629	27.8	2,846	30.8
Acquisition and transition expense	—	—	313	3.4
Amortization of intangibles and depreciation expense	3,885	41.1	2,318	25.1

Operating income	$231	2.4%	$1,229	13.3%

    2000 Compared to 1999.  We increased our customer base a total of 6,188 customers, or 2.1%, from June 30, 1999 to June 30, 2000. The average customer base was 296,671 for the second quarter of 2000 compared to 290,217 for the second quarter of 1999. The change in Multifamily's customer base for the period is shown below.

	Three Months Ended June 30,
	2000	1999
Beginning Balance, April 1,	297,003	290,284
Additions	11,252	6,933
Customer losses	(11,917)	(7,067)

Ending Balance	296,338	290,150

Annualized quarterly attrition	16.1%	9.7%

    The increase in the attrition rate for Multifamily for the three months ended June 30, 2000, is due to nonpayment of approximately 7,000 subscribers related to one developer. Had these accounts not attrited, the annualized quarterly attrition would have been approximately 6.6%. The Company is pursuing contractual remedies for nonpayment of these accounts.

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

    Financing Cash Flows for the Six Months Ended June 30, 2000.  We decreased our net borrowings under our Senior Credit Facility by $155.0 million during the first six months of 2000. We paid down

$183.0 million as a result of the sale of our European operations to Westar Capital. Excluding this transaction, we had net borrowings of $28.0 million under our Senior Credit Facility during the first six months of 2000. We also repurchased certain of our outstanding debt securities with cash outlays totaling $46.4 million during this period. At June 30, 2000, the Senior Credit Facility had a weighted average interest rate of 8.9% and outstanding borrowings of $70.0 million.

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

Debt Security	Maturity Date	June 30, 2000	June 30, 1999(b)
		(in thousands)	(in thousands)
Convertible Senior Subordinated Notes(a)	September 2003	$28,185	$103,500
Senior Subordinated Discount Notes	June 2005	49,826	107,900
Senior Unsecured Notes	August 2005	250,000	250,000
Senior Subordinated Notes	January 2009	262,040	350,000
Senior Credit Facility	January 2001	70,000	172,000

		$660,051	$983,400

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

    The 2000 annual meeting of Protection One, Inc.'s stockholders (the "Annual Meeting") was held on May 23, 2000. All directors nominated were elected at the Annual Meeting. For the election of directors, the results were as follows:

Nominee	Votes For	Votes Withheld
John B. Dicus	124,123,953	43,356
Howard A. Christensen	124,118,240	49,069
Maria de Lourdes Duke	124,117,495	49,814
Ben M. Enis	124,118,940	48,369
Donald A. Johnston	124,119,350	47,959
John H. Robinson, Jr.	124,122,950	44,359
Carl M.Koupal, Jr.	123,105,488	1,061,821
Douglas T. Lake	123,106,733	1,060,576
Annette M. Beck	124,116,998	50,311
Anthony D. Somma	124,122,940	44,369
James Q. Wilson	124,124,043	43,266

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.  The following exhibit is filed with this Current Report on Form 10-Q or incorporated by reference.

Exhibit Number	Exhibit Description
27.1	Restated Financial Data Schedule.

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

QuickLinks

FORWARD-LOOKING STATEMENTS
INTRODUCTORY NOTE—RESTATEMENT
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Dollars in thousands, except for per share amounts) (Unaudited)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Dollars in thousands, except for per share amounts) (Unaudited)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
PROTECTION ONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share amounts) (Unaudited)
  Pro Forma Financial Information:
Six Months Ended June 30, 2000 (Dollars in thousands) RESTATED NOTE 2
Six Months Ended June 30, 1999 (Dollars in thousands) RESTATED NOTE 2
Three Months Ended June 30, 2000 (Dollars in thousands) RESTATED NOTE 2
Three Months Ended June 30, 1999 (Dollars in thousands) RESTATED NOTE 2
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Overview
  Change in Estimate of Useful Life of Goodwill
  Attrition
  Customer Creation and Marketing
  Operating Results
  Multifamily Segment
  Liquidity and Capital Resources
  Material Commitments
  Capital Expenditures
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES