Form 10-Q/A
period 2000-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2001-02-02
CIK 916230, 916310

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

    For the purpose of this Form 10-Q/A we have amended and restated in its entirety the September 30, 2000 Form 10-Q. In order to preserve the nature and the character of the disclosures as of the date of the original September 30, 2000 Form 10-Q, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the results of the restatement.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

    (Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2000	December 31, 1999
	RESTATED NOTE 2
ASSETS
Current assets:
Cash and cash equivalents	$1,162	$7,658
Restricted cash	779	11,175
Marketable securities	—	6,664
Receivables, net	34,811	71,716
Inventories	10,861	12,908
Prepaid expenses	2,522	3,471
Related party tax receivable & current deferred taxes	57,304	59,456
Other assets	2,687	13,332

Total current assets	110,126	186,380
Property and equipment, net	47,480	60,912
Customer accounts, net	928,471	1,132,095
Goodwill, net	841,115	1,056,671
Other	50,918	76,500

Total assets	$1,978,110	$2,512,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$72,659	$35,498
Accounts payable	5,505	23,205
Accrued liabilities	43,659	74,248
Purchase holdbacks	4,541	20,213
Deferred revenue	47,556	61,149

Total current liabilities	173,920	214,313
Long-term debt, net of current portion	593,307	1,077,152
Other liabilities	307	4,173

Total liabilities	767,534	1,295,638
Commitments and contingencies (See Note 7)
Stockholders' equity:
Preferred stock, $0.10 par value, 5,000,000 authorized, none outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 126,324,200 and 126,945,337 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively	1,270	1,269
Additional paid-in capital	1,380,637	1,358,978
Accumulated other comprehensive income, net	(633)	(1,805)
Accumulated deficit	(169,494)	(141,522)
Treasury stock, at cost, 710,600 and no shares at September 30, 2000 and December 31, 1999 respectively	(1,204)	—

Total stockholders' equity	1,210,576	1,216,920

Total liabilities and stockholders' equity	$1,978,110	$2,512,558

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

    (Dollars in thousands, except for per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
	RESTATED NOTE 2
Revenues:
Monitoring and related services	$307,776	$381,770
Installation and rental	27,801	66,197

Total revenues	335,577	447,967
Cost of revenues:
Monitoring and related services	94,545	95,985
Installation and rental	16,431	33,863

Total cost of revenues	110,976	129,848

Gross profit	224,601	318,119
Operating expenses:
Selling expense	14,002	37,298
General and administrative expense	85,209	96,021
Amortization of intangibles and depreciation expense	170,217	177,774
Acquisition expense	8,924	21,932
Severance and other	3,050	4,308

Total operating expenses	281,402	337,333

Operating loss	(56,801)	(19,214)
Other (income) expense:
Interest expense, net	46,917	64,334
Gain on sale of Mobile Services Group	—	(17,249)
Other	(295)	(71)

Loss before income taxes and extraordinary gain	(103,423)	(66,228)
Income tax benefit	26,179	15,925

Loss before extraordinary gain	(77,244)	(50,303)
Extraordinary gain, net of tax effect of $26,531	49,273	—

Net loss	$(27,971)	$(50,303)

Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	$995	$(3,888)
Unrealized gain/(loss) on currency translation, net of tax	177	(488)

Comprehensive loss	$(26,799)	$(54,679)

Loss per common share	$(0.60)	$(0.39)

Extraordinary gain per common share	$0.38	$—

Net loss per common share	$(0.22)	$(0.39)

Weighted average common shares outstanding (in thousands)	126,962	126,872

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2000	1999
	RESTATED NOTE 2
Revenues:
Monitoring and related services	$94,790	$128,962
Installation and rental	4,837	21,911

Total revenues	99,627	150,873
Cost of revenues:
Monitoring and related services	31,567	37,780
Installation and rental	3,023	10,280

Total cost of revenues	34,590	48,060

Gross profit	65,037	102,813
Operating expenses:
Selling expense	2,916	11,882
General and administrative expense	26,264	37,815
Amortization of intangibles and depreciation expense	52,158	86,624
Acquisition expense	2,248	10,298
Employee severance and other	—	2,309

Total operating expenses	83,586	148,928

Operating loss	(18,549)	(46,115)
Other (income) expense:
Interest expense, net	13,826	22,319
Gain on sale of Mobile Services Group	—	(17,249)
Other	(5)	945

Loss before income taxes	(32,370)	(52,130)
Income tax benefit	8,195	16,101

Net loss	(24,175)	(36,029)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	$—	$(3,888)
Unrealized loss on currency translation, net of tax	(267)	(488)

Comprehensive loss	$(24,442)	$(40,405)

Net loss per common share	$(0.19)	$(0.28)

Weighted average common shares outstanding (in thousands)	126,581	126,890

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
	RESTATED NOTE 2
Cash flow from operating activities:
Net loss	$(27,971)	$(50,303)
Adjustments to reconcile net loss to net cash provided by operating activities
Extraordinary gain	(49,273)	—
Gain on sale of Mobile Services Group	—	(17,249)
Amortization and depreciation	170,217	177,774
Accretion of discount note interest	(2,595)	(5,057)
Deferred income taxes	(26,960)	(19,105)
Provision for doubtful accounts	12,943	16,933
Loss on sale of marketable securities	—	1,910
Other charges	(3,512)	(16,106)
Changes in assets and liabilities:
Receivables, net	3,120	(17,505)
Other current assets	(9,617)	(1,120)
Accounts payable	(260)	5,302
Other liabilities	(21,204)	462

Net cash provided by operating activities	44,888	75,936

Cash flows from investing activities:
Purchase of installed security systems, net	(27,456)	(207,657)
Purchase of property and equipment, net	(13,918)	(26,679)
Sale of European operations and other investments	183,025	2,722
Acquisition of alarm companies, net of cash received	—	(27,408)
Proceeds from sale of Mobile Services Group, net cash paid	—	19,087

Net cash provided by (used in) investing activities	141,651	(239,935)

Cash flows from financing activities:
Repayments on Senior Credit Facility, net	(153,000)	—
Payments on long-term debt	(46,767)	—
Proceeds from long-term debt	6,087	171,725
Funding from Parent	1,508	434
Acquisition of Treasury Stock	(1,204)	—
Stock options and warrants exercised	160	273

Net cash provided by (used in) financing activities	(193,216)	172,432

Effect of exchange rate changes on cash and equivalents	181	643

Net increase (decrease) in cash and cash equivalents	(6,496)	9,076
Cash and cash equivalents:
Beginning of period	7,658	10,025

End of period	$1,162	$19,101

Interest paid during the period	$63,683	$54,437

Taxes paid during the period	$514	$285

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

    A summary of the net effect of the restatement has been reflected in the appropriate quarterly results as follows:

	As Previously Reported		Restatement		As Restated
	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share
	(Dollars in thousands, except for per share amounts)
Loss before extraordinary gain
For the nine months ended:
September 30, 2000	$(74,493)	$(.58)	$(2,751)	(.02)	$(77,244)	$(.60)
September 30, 1999	(53,445)	(.42)	3,142.03		(50,303)	(.39)
Net loss
For the nine months ended:
September 30, 2000	$(25,220)	$(.20)	$(2,751)	$(.02)	$(27,971)	$(.22)
September 30, 1999	(53,445)	(.42)	3,142.03		(50,303)	(.39)

	As Previously Reported		Restatement		As Restated
	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share
	(Dollars in thousands, except for per share amounts)
Loss before extraordinary gain
For the three months ended:
September 30,2000	$(23,257)	$(.18)	$(918)	$(.01)	$24,175)	$(.19)
September 30, 1999	(40,986)	(.32)	4,957.04		(36,029)	(.28)
Net loss
For the three months ended:
September 30, 2000	$(23,257)	$(.18)	$(918)	$(.01)	$(24,175)	$(.19)
September 30, 1999	(40,986)	(.32)	4,957.04		(36,029)	(.28)

    A summary of the significant effects of the restatement for the nine-month periods ending September 30, 2000 and 1999 identified above is as follows:

	Restatement Adjustments
	As Previously Reported	WSS Accelerated Amortization	Special Charge	SAMCO Repurchase Obligation	WSS Goodwill Reduction	As Restated
	(Dollars in thousands, except for per share amounts)
At September 30, 2000:
Customer Accounts, net	$941,652	$(25,931)	$12,750	$—	$—	$928,471
Goodwill, net	884,256	—	—	(13,280)	(29,861)	841,115
Other long-term assets (including deferred taxes)	43,025	9,076	(4,462)	4,648	(1,369)	50, 918
Retained losses	(154,837)	(16,855)	8,288	(8,632)	2,542	(169,494)
Additional paid-in-capital	1,414,409	—	—	—	(33,772)	1,380,637
For the nine months ended September 30, 2000:
Amortization of intangibles and depreciation expense	$165,984	$6,209	$—	$(598)	$(1,378)	$170,217
Loss before extraordinary item	(74,493)	(4,036)	—	389	896	(77,244)
Income tax (expense) benefit	24,697	2,173	—	(209)	(482)	26,179
Net loss	(25,220)	(4,036)	—	389	896	(27,971)
Net Loss per common share	(.20)	(.03)	—	—	.01	(.22)

For the nine months ended September 30, 1999:
Amortization of intangibles and depreciation expense	$182,606	$(3,921)	$—	$(278)	$(633)	$177,774
Loss before extraordinary item	(53,445)	2,549	—	181	412	(50,303)
Income tax (expense) benefit	17,615	(1,371)	—	(97)	(222)	15,925
Net loss	(53,445)	2,549	—	181	412	(50,303)
Net Loss per common share	(.42)	.02	—	—	.01	(.39)

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

    The change in estimate resulted in additional goodwill amortization for the three months and nine months ended September 30, 2000 of $6,855 and $21,541 respectively. The resulting reduction to net income for those periods was $6,075 and $19,200 respectively, or a decrease in earnings per share of $0.05 and $0.15, respectively.

    Goodwill amortization expense for the nine months ended September 30, 2000 and September 30, 1999, was $39,907 and $22,278, respectively. Goodwill amortization expense for the three months ended September 30, 2000 and September 30, 1999, was $12,815 and $6,935, respectively.

4.  Pro Forma Financial Information:

    The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2000 and September 30, 1999 assume the sale of the European operations occurred on January 1, 1999.

	Nine Months Ended September 30,
	2000	1999
	RESTATED NOTE 2
Revenues	$307,673	$325,574
Loss before extraordinary item	(73,206)	(42,290)
Net loss	(23,934)	(42,290)
Net loss per common share (basic and diluted):
Loss before extraordinary item	(0.58)	(0.33)
Net loss	(0.19)	(0.33)

    The pro forma financial information is not necessarily indicative of the results of operations had the sale of the European operations to Westar Industries been reflected for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

    The following unaudited proforma consolidated assets and liabilities as of December 31, 1999 assume the sale occurred on December 31, 1999.

December 31, 1999
RESTATED NOTE 2
Total assets	$2,201,802
Total liabilities	1,078,570

5.  Customer Accounts:

    The following reflects the changes in the Company's investment in customer accounts (at cost) for the following periods:

	Nine Months Ended September 30, 2000	Year Ended December 31, 1999
	RESTATED NOTE 2
Beginning customer accounts, net	$1,132,095	$1,022,863
Acquisition of customer accounts, net	28,846	333,195
Amortization of customer accounts, net	(110,886)	(187,092)
Purchase holdbacks and other	(13,778)	(36,871)
Sale of European operations	(107,806)	—

Total customer accounts	$928,471	$1,132,095

    Accumulated amortization of the investment in customer accounts at September 30, 2000 and December 31, 1999 was $411,182 and $303,787 respectively. At December 31, 1999 accumulated amortization excluding Europe was $303,586.

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

6.  Debt:

    During the first nine months of 2000, the Company reduced outstanding debt by $444,459. The reduction included extinguishing debt securities in the face amount of $221,349 for less than carrying value resulting in an extraordinary gain of $49,273 net of tax of $26,531. The decrease resulted primarily from the $183,025 reduction of the Senior Credit Facility and the extinguishment of $134,552 in debt securities received in the sale of the European operations. In the second quarter of 2000, the Company used available cash and borrowings under the Senior Credit Facility to purchase $70,497 of debt securities from Westar Industries and in open market transactions for less than carrying value resulting in an extraordinary gain of $17,347 net of tax of $9,340. In the third quarter of 2000, the Company increased borrowings under the Senior Credit Facility by $2,000. See Note 9 below.

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

    On October 2, 2000, the Company, as successor-in-interest to Centennial Security, Inc., was served with a demand for arbitration by Crimebusters, Inc., before the AAA wherein Crimebusters is seeking $7,000 in damages due to alleged defaults by the Company under an asset purchase agreement between Crimebusters, et al and Centennial Security, Inc. The Company has filed claims alleging fraud, willful misconduct and breach of contract against Crimebusters, et al in the United States District Court for the District of Connecticut, Protection One Alarm Monitoring, Inc. v Crimebusters, Inc., First Federal Security Systems, Inc. and Anthony Perrotti, Jr., Civil Action No. 300CV-1932DJS, and in addition has demanded that Crimebusters withdraw the demand for arbitration, and requested of AAA that the arbitration action be dismissed or indefinitely stayed pending the resolution of the District Court litigation. The ultimate outcome cannot presently be determined and the Company cannot currently predict the impact of this litigation which could be material.

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

Nine Months Ended September 30, 2000
(Dollars in thousands)
RESTATED
NOTE 2

	North America	Multifamily	Europe(2)	Consolidated
Revenues	$277,828	$29,845	$27,904	$335,577
EBITDA	96,905	13,161	6,400	116,466
Amortization of intangibles and depreciation expense	153,153	11,644	5,420	170,217
Other(1)	3,050	—	—	3,050
Operating income (loss)	(59,298)	1,517	980	(56,801)
Subscriber capital expenditures	20,812	4,332	2,312	27,456

Nine Months Ended September 30, 1999
(Dollars in thousands)
RESTATED
NOTE 2

	North America	Multifamily	Europe	Consolidated
Revenues	$296,676	$28,898	$122,393	$447,967
EBITDA	115,170	12,170	35,528	162,868
Amortization of intangibles and depreciation expense	148,699	7,003	22,072	177,774
Other(1)	4,308	—	—	4,308
Operating income (loss)	(37,837)	5,167	13,456	(19,214)
Subscriber capital expenditures	195,277	6,783	5,597	207,657

Three Months Ended September 30, 2000
(Dollars in thousands)
RESTATED
NOTE 2

	North America	Multifamily	Europe(2)	Consolidated
Revenues	$89,372	$10,255	$—	$99,627
EBITDA	28,685	4,924	—	33,609
Amortization of intangibles and depreciation expense	48,233	3,925	—	52,158
Other(1)	—	—	—	—
Operating income (loss)	(19,548)	999	—	(18,549)
Subscriber capital expenditures	5,191	1,322	—	6,513

Three Months Ended September 30, 1999
(Dollars in thousands)
RESTATED
NOTE 2

	North America	Multifamily	Europe	Consolidated
Revenues	$99,810	$9,667	$41,396	$150,873
EBITDA	26,800	4,025	11,993	42,818
Amortization of intangibles and depreciation expense	73,029	2,388	11,207	86,624
Other(1)	2,309	—	—	2,309
Operating income (loss)	(48,538)	1,637	786	(46,115)
Subscriber capital expenditures	51,734	2,249	(897)	53,086

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

    At September 30, 2000 the Company had a receivable balance of $28,647 relating to the tax sharing agreement it has with Western Resources. See Note 10 for further discussion relating to income taxes.

10.  Income Taxes:

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

11.  Unrealized Gains and Losses:

    The following reflects the changes in unrealized gains and losses in marketable securities and in currency fluctuations for the nine-months ended September 30, 2000:

Unrealized loss on marketable securities	$(1,202)
Less: reclassification adjustment for losses included in sale of European operations	2,830

Net unrealized gain	$1,628

Unrealized loss on currency translation	$(2,126)
Less: reclassification adjustment for losses included in sale of European operations	2,421

Net unrealized gain	$295

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

  •
  Protection One is one of the leading providers of property monitoring services, providing electronic monitoring and maintenance of its alarm systems to approximately 1.4 million customers in North America.

    Our company is divided into two business segments:

    Protection One North America ("North America") generated approximately $277.8 million, or 82.8%, of our revenues in the first nine months of 2000 and is comprised of Protection One Alarm Monitoring—our core alarm monitoring business.

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

  Acquisition of PowerCall Security

    On November 3, 2000 we signed an agreement to acquire the customer accounts, assets and operations of PowerCall Security, a subsidiary of Southern Company for approximately $11 million plus working capital. PowerCall Security has approximately 17,000 security customers in Georgia, Alabama, Florida and Mississippi which generate over $300,000 of monthly recurring revenue. The transaction is scheduled to close prior to December 31, 2000.

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

    Customer attrition by business segment for the periods ended September 30, 2000 and 1999 are summarized below:

	Customer Account Attrition
	September 30, 2000		September 30, 1999
	Annualized Third Quarter	Trailing Twelve Month	Annualized Third Quarter	Trailing Twelve Month
North America	18.3%	15.3%	19.1%	14.2%
Multifamily	5.8%	9.4%	7.6%	6.5%
Total Company*	15.7%	14.1%	16.9%	12.7%

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

	Nine Months Ended September 30,
	2000		1999
	(dollars in thousands) RESTATED
Revenues:
Monitoring and related services	$266,973	96.1%	$285,668	96.3%
Installation and rental	10,855	3.9	11,008	3.7

Total revenues	277,828	100.0	296,676	100.0
Cost of revenues:
Monitoring and related services	84,935	30.6	75,576	25.5
Installation and rental	7,909	2.9	9,301	3.1

Total cost of revenues	92,844	33.5	84,877	28.6

Gross profit	184,984	66.5	211,799	71.4
Selling expense	5,664	2.0	4,243	1.4
General and administrative expenses	73,709	26.5	71,466	24.1
Acquisition and transition expense	8,706	3.1	20,920	7.0
Amortization of intangibles and depreciation expense	153,153	55.1	148,699	50.2
Other charges	3,050	1.1	4,308	1.5

Operating income (loss)	$(59,298)	(21.3)%	$(37,837)	(12.8)%

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

    The following table shows the change in the North America customer account base:

	Nine Months Ended(1) September 30,
	2000	1999
Beginning Balance, January 1,	1,204,642	1,196,047
Additions	37,562	192,952
Customer losses not guaranteed with holdback put backs	(127,692)	(142,288)
Customer losses guaranteed with holdback put backs and other	(29,399)	(16,166)

Ending Balance	1,085,113	1,230,545

Annualized attrition	15.3%	15.6%

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

    Amortization of intangibles and depreciation expense for the first nine months of 2000 increased by $4.5 million, or 3.0%, to $153.2 million from $148.7 million in the first nine months of 1999. Subscriber amortization for the nine months ended September 30, 2000 and 1999 was $103.9 million and $124.6 million, respectively, a decrease of $20.7 million. As discussed in our 1999 Annual Report on Form 10-K/A-2, we changed the amortization method on most of our customer base from a 10-year straight line method to a 10-year declining balance method as of the third quarter in 1999. The cumulative effect of this change in accounting principle was approximately $28.6 million including approximately $20.2 million of additional amortization from the effect of the change on amortization in years prior to 1999. This change does not include our Westinghouse customer pool for which we adopted an 8-year accelerated amortization method from the date of the WSS acquisition. See Note 2 of the Consolidated Financial Statements.

    As discussed above, we also changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, our amortization expense increased $16.0 million from $15.2 million in the first nine months of 1999 to $31.2 million for the first nine months of 2000. Additionally, in the first nine months of 2000, depreciation expense increased $9.6 million from $8.4 million for the first nine months of 1999 to $18.0 million. This increase is due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. We have decided to move to another general ledger and accounts receivable system in 2000 which we believe is better suited to our needs.

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

	Nine Months Ended September 30,
	2000		1999
	(dollars in thousands)
Revenues:
Monitoring and related services	$26,486	88.7%	$25,679	88.9%
Installation and rental	3,359	11.3	3,219	11.1

Total revenues	29,845	100.0	28,898	100.0
Cost of revenues:
Monitoring and related services	5,907	19.8	5,591	19.3
Installation and rental	3,020	10.1	2,741	9.5

Total cost of revenues	8,927	29.9	8,332	28.8

Gross profit	20,918	70.1	20,566	71.2
Selling expense	1,868	6.3	1,902	6.6
General and administrative expenses	5,889	19.7	6,181	21.4
Acquisition and transition expense	—	—	313	1.1
Amortization of intangibles and depreciation expense	11,644	39.0	7,003	24.2

Operating income	$1,517	5.1%	$5,167	17.9%

    2000 Compared to 1999. We had a net increase of 8,508 customers in the first nine months of 2000 as compared to a net increase of 3,294 customers in the first nine months of 1999. The average customer base is 299,214 for the first nine months of 2000 compared to 287,601 for the first nine months of 1999. The change in Multifamily's customer base for the period is shown below.

	Nine Months Ended September 30,
	2000	1999
Beginning Balance, January 1,	294,960	285,954
Additions	30,571	19,416
Customer losses	(22,063)	(16,122)

Ending Balance	303,468	289,248

Annualized attrition	9.8%	7.5%

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

	Three Months Ended September 30,
	2000		1999
	(dollars in thousands) RESTATED
Revenues:
Monitoring and related services	$85,682	95.9%	$96,310	96.5%
Installation and rental	3,690	4.1	3,500	3.5

Total revenues	89,372	100.0	99,810	100.0
Cost of revenues:
Monitoring and related services	29,570	33.1	29,646	29.7
Installation and rental	2,115	2.4	2,335	2.3

Total cost of revenues	31,685	35.5	31,981	32.0

Gross profit	57,687	64.5	67,829	68.0
Selling expense	2,363	2.6	1,329	1.3
General and administrative expenses	24,391	27.3	29,673	29.8
Acquisition and transition expense	2,248	2.5	10,027	10.0
Amortization of intangibles and depreciation expense	48,233	54.0	73,029	73.2
Other charges	—	—	2,309	2.3

Operating loss	$(19,548)	(21.9)%	$(48,538)	(48.6)%

    2000 Compared to 1999. We had a net decrease of 57,417 customers in the third quarter of 2000 as compared to a net decrease of 16,219 customers in the third quarter of 1999. The average customer base for the third quarters of 2000 and 1999 was 1,113,822 and 1,238,655, respectively, or a decrease of 124,833 customers. The decrease in customers is primarily because our present customer acquisition strategies have not been able to generate accounts in a sufficient volume to replace accounts lost through attrition. We do not expect our customer acquisitions to replace customers lost through attrition at least through the first half of 2001. Accordingly, our total customer base is likely to decline based upon historical rates of attrition which is likely to result in declining revenues. Our focus remains on the completion of our current infrastructure projects, the development of cost effective marketing programs, the development of our commercial business and the generation of positive cash flow, all of which we believe will build the foundation for future growth.

    The following table shows the change in the North America customer account base:

	Three Months Ended(1) September 30
	2000	1999
Beginning Balance, July 1	1,142,530	1,246,764
Additions	12,574	50,321
Customer losses not guaranteed with holdback putbacks	(51,080)	(59,049)
Customer losses guaranteed with holdback putbacks and other	(18,911)	(7,491)

Ending Balance	1,085,113	1,230,545

Annualized quarterly attrition	18.3%	19.1%

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

    Amortization of intangibles and depreciation expense for the third quarter of 2000 decreased by $24.8 million, or 34.0%, to $48.2 million from $73.0 million in the third quarter of 1999. Subscriber amortization for the three months ended September 30, 2000 and 1999 was $34.8 million and $65.5 million, respectively, a decrease of $30.7 million. As discussed in our 1999 Annual Report on Form 10-K/A-2, we changed the amortization method on most of our customer base from a 10-year straight line method to a 10-year declining balance method as of the third quarter in 1999. The cumulative effect of this change in accounting principle was approximately $28.6 million including approximately $20.2 million of additional amortization from the effect of the change in amortization in years prior to 1999. This change does not include our Westinghouse customer pool for which we adopted an 8-year accelerated amortization method from the date of the WSS acquisition. See Note 2 of the Consolidated Financial Statements.

    As discussed above, we also changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, in amortization expense increased $5.7 million from $4.7 million in the third quarter of 1999 to $10.4 million for the third quarter of 2000. Additionally, in the third quarter of 2000 depreciation expense increased $0.3 million from $2.7 million for the third quarter of 1999 to $3.0 million in the third quarter of 2000.

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

	Three Months Ended September 30,
	2000		1999
	(dollars in thousands)
Revenues:
Monitoring and related services	$9,108	88.8%	$8,697	90%
Installation and rental	1,147	11.2	970	10

Total revenues	10,255	100.0	9,667	100.0
Cost of revenues:
Monitoring and related services	1,997	19.4	2,153	22.3
Installation and rental	908	8.9	955	9.9

Total cost of revenues	2,905	28.3	3,108	32.2

Gross profit	7,350	71.7	6,559	67.8
Selling expenses	552	5.4	463	4.8
General and administrative expenses	1,874	18.3	2,071	21.4
Amortization of intangibles and depreciation expense	3,925	38.3	2,388	24.7

Operating income	$999	9.7%	$1,637	16.9%

    2000 Compared to 1999. We had a net increase of 7,130 customers in the third quarter of 2000 as compared to a net decrease of 902 customers in the third quarter of 1999. The average customer base was 299,903 for the third quarter of 2000 compared to 289,699 for the third quarter of 1999. The change in Multifamily's customer base for the period is shown below.

	Three Months Ended September 30,
	2000	1999
Beginning Balance, July 1,	296,338	290,150
Additions	11,451	4,634
Customer losses	(4,321)	(5,536)

Ending Balance	303,468	289,248

Annualized quarterly attrition	5.8%	7.6%

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

Debt Security	Maturity Date	September 30, 2000	September 30, 1999(b)
		(in thousands)	(in thousands)
Convertible Senior Subordinated Notes(a)	September 2003	$28,185	$103,500
Senior Subordinated Discount Notes	June 2005	49,826	107,900
Senior Unsecured Notes	August 2005	250,000	250,000
Senior Subordinated Notes	January 2009	262,040	350,000
Senior Credit Facility	January 2001	72,000	215,000

		$662,051	$1,026,400

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
PROTECTION ONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share amounts) (Unaudited)
Nine Months Ended September 30, 1999 (Dollars in thousands) RESTATED NOTE 2
Three Months Ended September 30, 2000 (Dollars in thousands) RESTATED NOTE 2
Three Months Ended September 30, 1999 (Dollars in thousands) RESTATED NOTE 2
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Overview
  Attrition
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