Form 10-K
period 2000-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2001-04-02
CIK 916230, 916310

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

0-24780	33-73002-01
(Commission File Number)	(Commission File Number)
Protection One, Inc.	Protection One Alarm Monitoring, Inc.
(Exact Name of Registrant as Specified in Charter)	Exact Name of Registrant as Specified in Charter)
Delaware	Delaware
(State of Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)
93-1063818	93-1064579
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
818 S. Kansas Avenue, Topeka, Kansas 66612	818 S. Kansas Avenue, Topeka, Kansas 66612
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)
(785) 575-1707	(785) 575-1707
(Registrant's Telephone Number, Including Area Code)	(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share, of Protection One, Inc.	New York Stock Exchange
6 3/4% Convertible Senior Subordinated Notes Due 2003 of Protection One Alarm Monitoring, Inc., Guaranteed by Protection One, Inc.

Securities registered pursuant to Section 12(g) of the Act:

(None)
(Title of Class)

   Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of common stock of Protection One, Inc. held by nonaffiliates on March 27, 2001 (based on the last sale price of such shares on the New York Stock Exchange) was $19,675,229.

   As of March 27, 2001, Protection One, Inc. had 106,640,806 shares of Common Stock outstanding, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions I (1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format set forth therein.

DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of Protection One, Inc.'s proxy statement on Schedule 14A to be furnished to stockholders in connection with its Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K. Such proxy statement is expected to be filed with the Commission by April 30, 2001.

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

ITEM 1. BUSINESS

    Unless the context otherwise indicates, all references in this Report to the "Company", "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Protection One Alarm Monitoring") and Protection One Alarm Monitoring's other wholly owned subsidiaries. Protection One's sole asset is, and Protection One operates solely through, Protection One Alarm Monitoring and Protection One Alarm Monitoring's other wholly owned subsidiaries. Each of Protection One and Protection One Alarm Monitoring is a Delaware corporation organized in September 1991.

Overview

    Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to over 1.3 million customers in North America as of December 31, 2000. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers. At December 31, 2000, our customer base composition was as follows:

Market Segment	Percentage of Total
Single family and commercial	67%
Multifamily/Apartment	22
Wholesale	11

Total	100%

    Our company is divided into two business segments:

    Protection One North America ("North America") generated approximately $364.5 million, or 84.4%, of our revenues in 2000 and is comprised of Protection One Alarm Monitoring, our core alarm monitoring business.

    Network Multifamily ("Multifamily") generated approximately $39.4 million, or 9.1%, of our revenues in 2000 and is comprised of our alarm monitoring business servicing apartments, condominiums and other multifamily dwellings.

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

    Customer Contracts.  Our alarm monitoring customer contracts generally have initial terms ranging from two to ten years in duration, and provide for automatic renewals for a fixed period (typically one year) unless we or the customer elect to cancel the contract at the end of its term. Typically, customers sign alarm monitoring contracts that include a bundled monthly charge for monitoring, extended service protection and a rebate against the homeowners' insurance deductibles in the event of a loss. Extended service protection covers the normal costs of repair of the security system after the expiration of the security system's initial warranty period. Customers may elect to sign an alarm monitoring contract that excludes extended service protection.

    Service Centers.  In 2000, nine major service centers provided monitoring services to most our customer base. The table below provides additional detail about our monitoring centers:

Location	Current Number of Customers Monitored	Primary Markets
Beaverton, OR	300,000	Residential/Commercial
Addison, TX	305,000	Multi-Family
Hagerstown, MD(1)	60,000	Residential/Wholesale
Irving, TX	300,000	Residential/Commercial
Orlando, FL	125,000	Wholesale/Residential
Wichita, KS	195,000	Residential/Commercial
Portland, ME	30,000	Residential/Commercial
Ottawa, Ontario	20,000	Residential/Commercial
Vancouver, B.C.	20,000	Residential/Wholesale

(1)
The Hagerstown service center was closed in March 2001. These customers are now monitored at the Wichita service center.

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

    Common Technology Platform.  During 2000, North America began installing a technology platform, referred to as MAS®, or Monitored Automation Systems, that combines the customer service, monitoring, billing and collection functions into a single system. The Wichita service center was converted in January 2001, the Hagerstown service center was merged into the Wichita service center in March 2001, and the Beaverton and Irving centers are scheduled for conversion in 2001. We also completed the installation of a new financial system in all of our locations that we began using in January 2001. The MAS system will permit our service centers to operate on a capacity basis rather than a geographic basis which should provide additional operational efficiencies.

    Wholesale Monitoring.  Through our service centers in Orlando, Wichita and Vancouver, we provide wholesale monitoring services to independent alarm companies. Under the typical arrangement, alarm companies subcontract monitoring services to us, primarily because they do not have their own monitoring capabilities. We may also provide billing and other services. These independent alarm companies retain ownership of monitoring contracts and are responsible for every other aspect of the relationship with customers, including field repair service.

    Customer Care Services.  Our customer care centers are located in our service centers and process non-emergency communications. Operators receive inbound customer calls and the customer service group addresses customer questions and concerns about billing, service, credit and alarm activation issues. A help desk staff assists customers in understanding and resolving mechanical and operating issues related to security systems. A field repair scheduling function sets up technician appointments. We also operate a dedicated customer service call center in Wichita to address questions that customers or potential customers have about our services, as well as outbound sales and marketing activities and collections.

    Enhanced Services.  As a means to increase revenues and to enhance customer satisfaction, we offer customers an array of enhanced security services, including extended service protection and several different types of alarm verification. These services position us as a full service provider and give dealers more features to sell in their solicitation of new customers. Enhanced services include:

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

  •
  Wireless Back-Up, which permits the alarm system to send signals over a cellular telephone or dedicated radio system in the event that regular telephone service is interrupted.

  Branch Operations

    We maintain 69 service branches in North America from which we provide field repair, customer care, alarm response and sales services, and 11 satellite locations from which we provide field repair services. Our branch infrastructure plays an important role in enhancing customer satisfaction, reducing customer loss and building brand awareness.

    We train our field repair personnel to provide repair services for the various types of security systems utilized by our customers. Field personnel also provide quality and related compliance inspections for new installations performed by our dealers.

    Repair services generate revenues primarily through billable field service calls and recurring payments under our extended service protection program. By focusing growth in targeted areas we hope to increase the density of our customer base which will permit more effective scheduling and routing of field service technicians and result in economies of scale.

Sales and Marketing

    Our customer acquisition strategy relies on a mix of internal sales efforts, "tuck in" acquisitions, direct marketing and a dealer program. Our residential and commercial marketing activities are now centralized in our Topeka, Kansas office. Marketing and advertising initiatives include radio, television, newspaper, periodicals, billboards and direct mail. We continually evaluate our customer creation and marketing strategy, including each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

    Internal Sales.  In February 2000, we initiated a commission only sales team, now operating in all Protection One markets, with a goal of producing accounts at a cost lower than our external sales efforts. We currently have a commissioned sales force of over 300 persons. In 2001, we plan to continue adding to our sales force in our branch offices in an effort to create more internally generated customers.

    Telesales.  Our telesales department is located at our Wichita, Kansas service center. Along with sales professionals at most of our branch offices, the telesales department also tracks previous customers' homes to sign up new owners when they move into such homes. The sales professionals also generate revenue from selling equipment upgrades and add-ons to existing customers and by competing for those customers who are terminating their relationships with our competitors.

    Dealer Program.  We generate accounts through a dealer program comprised of direct dealers which are typically independent alarm companies with residential and small commercial sales, marketing and installation skills. Our dealers enter into contracts with us to generate new monitoring customers that we purchase from them on an ongoing basis. The dealers install specified alarm systems, arrange for customers to enter into Protection One alarm monitoring agreements, and install Protection One yard signs and window decals. In addition, dealers qualify prospective customers by meeting a minimum credit standard. Our dealer marketing program provides support services to dealers as they grow their independent businesses. On behalf of dealer program participants, we obtain purchase discounts on security systems, coordinate cooperative dealer advertising and provide assistance in marketing and employee training support services.

    Commercial Sales.  In May 2000, we formed a national account and commercial business team. Since that time, we have been concentrating on building our commercial sales division and have also implemented a national accounts program to capture new business. Our commercial products range from basic intrusion and fire detection equipment to fully integrated systems with card access, closed circuit television and voice/video monitoring. We have also assembled an engineered systems group to support our commercial efforts with the primary function of ensuring that our projects are bid and installed profitably.

    Multifamily Marketing.  Multifamily markets its services and products primarily to developers, owners and managers of apartment complexes and other multifamily dwellings. Multifamily sales and marketing activities consist of national and regional advertising, nationwide professional field sales efforts, centralized inbound and outbound sales functions, prospective acquisition marketing efforts and professional industry-related association affiliation. Services are sold directly to the property owner, and payment is based on monthly price on a per-unit basis. Ongoing service for the duration of the lease includes equipment, maintenance, 24-hour monitoring from our central monitoring station, customer service and individual market support. Property owner contracts generally have initial terms ranging from five to ten years in duration, and provide for automatic renewal for a fixed period (typically five years) unless Multifamily or the subscriber elects to cancel the contract at the end of its term.

Acquisition Opportunities

    Despite the amount of significant consolidation activity that has occurred in the alarm industry over the last several years, the industry in North America and Europe remains highly fragmented. SDM Magazine (formerly Security Distribution Magazine) estimates that there are over 15,000 alarm companies in North America alone. The top 100 companies in the North American industry represent only 28% of the total revenue in the industry. The remaining 72% of the revenues are represented by small, local alarm companies with annual revenues typically less than $2 million.

    We regularly evaluate acquisition opportunities, although we do not intend to grow rapidly through acquisitions as we have in the past. We actively seek to identify prospective "tuck-in" acquisitions of companies and dealers with targeted direct mail, trade magazine advertising, trade show participation, telemarketing, and contacts through various prominent vendors and other industry participants.

Attrition

    Subscriber attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of certain adjustments, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. We expect adjustments to lost accounts for purchase holdbacks will be lower in the future because we are purchasing fewer accounts in the types of transactions that create holdbacks and we have extinguished a substantial portion of our purchase holdback reserve. We do not reduce the gross accounts lost during a period by "move in" accounts, which are accounts where a new customer moves into a home installed with the Company's security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

    Our actual attrition experience shows that the relationship period with any individual customer can vary significantly. Customers discontinue service with us for a variety of reasons, including relocation, service issues and cost. A portion of the acquired customer base can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.

    We monitor attrition each quarter based on a quarterly annualized and trailing twelve-month basis. This method utilizes each segment's average customer account base for the applicable period in measuring attrition. Therefore, in periods of customer account growth, customer attrition may be understated and in periods of customer account decline, customer attrition may be overstated.

    Customer attrition by business segment for the years ended December 31, 2000, 1999 and 1998 is summarized below:

	Customer Account Attrition
	December 31, 2000		December 31, 1999		December 31, 1998
	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
North America	17.5%	15.4%	16.3%	16.0%	8.3%	11.0%
Multifamily	6.3%	8.9%	8.0%	7.6%	3.2%	4.6%
Total Company*	15.0%	14.0%	14.7%	14.3%	6.9%	9.4%

*
Does not include Europe segment.

Competition

    The security alarm industry is highly competitive. In North America, there are only five alarm companies that offer services across the U.S. and Canada with the remainder being either large regional or small, privately held alarm companies. Based on number of residential customers, we believe the top five alarm companies in North America are:

  •
  ADT Security Services, a subsidiary of Tyco International, Inc. ("ADT");

  •
  SecurityLink from Cambridge Securities (previously from Ameritech, Inc., a subsidiary of Ameritech Corporation);

  •
  Protection One;

  •
  Brinks Home Security Inc., a subsidiary of The Pittston Services Group of North America; and

  •
  Honeywell Inc.

    Competition in the security alarm industry is based primarily on reliability of equipment, market visibility, services offered, reputation for quality of service, price and the ability to identify and to solicit prospective customers as they move into homes. We believe that we compete effectively with other national, regional and local security alarm companies due to our reputation for reliable equipment and services, our prominent presence in the areas surrounding our branch offices and dealers, our ability to offer combined monitoring, repair and enhanced services.

Intellectual Property

    We own trademarks related to the name and logo for each of Protection One, Network Multifamily Security, PowerCall as well as a variety of trade and service marks related to individual services we provide. We own certain proprietary software applications, which we use to provide services to our customers. While we believe our trademarks and service marks and proprietary information are important to our business, other than the trademarks we own in our name and logo, we do not believe our inability to use any one of them would have a material adverse effect on our business as a whole.

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

  •
  requiring further verification of an alarm signal before the police will respond; and

  •
  subjecting alarm monitoring companies to fines or penalties for transmitting false alarms.

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

    Our advertising and sales practices are regulated in the United States by both the Federal Trade Commission and state consumer protection laws. In addition, certain administrative requirements and laws of the jurisdictions in which we operate also regulate such practices. Such laws and regulations include restrictions on the manner in which we promote the sale of our security alarm systems, the obligation to provide purchasers of our alarm systems with certain rescission rights and certain foreign jurisdictions' restrictions on a company's freedom to contract.

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

    Our alarm response and patrol services require our employees to respond to emergencies that may entail risk of harm to such employees and to others. We employ over 100 patrol and alarm response employees who are subject to pre-employment screening and training. Patrol employees are subject to local and federal background checks and drug screening before being hired, and are required to have gun and baton permits and state and city guard licenses. Patrol employees also must be licensed by states to carry firearms and to provide patrol services. Although we conduct extensive screening and training of our employees, the nature of patrol and alarm response service subjects us to greater risks related to accidents or employee behavior than other types of businesses.

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

Employees

    At December 31, 2000, we employed approximately 3,400 individuals on a full-time basis.

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

We have had a history of losses which are likely to continue.

    We incurred net losses of $57.2 million in 2000 (a net loss of $106.4 million excluding extraordinary gains of $49.3 million, net of tax), $80.7 million in 1999 (a net loss of $91.9 million excluding the effect of the Mobile Services Group gain, net of tax), $17.8 million in 1998, and $42.3 million in 1997. These losses reflect, among other factors:

  •
  lower revenues and increased costs per customer due to a smaller customer base;

  •
  substantial charges incurred by us for amortization of purchased customer accounts;

  •
  interest incurred on indebtedness;

  •
  other charges required to manage operations; and

  •
  costs associated with the integration of the acquisitions we have made.

    Substantial charges for amortization of purchased customer accounts will continue on our existing customer base and customer accounts we acquire in the future. We will also continue to incur substantial interest expense because we have substantial debt. We do not expect to attain profitable operations in the forseeable future.

The impact of recently proposed accounting changes relating to goodwill could be significant.

    The Financial Accounting Standards Board issued an exposure draft on February 14, 2001 which, if adopted as proposed, would establish a new accounting standard for the treatment of goodwill in a business combination. The new standard would continue to require recognition of goodwill as an asset in a business combination but would not permit amortization as currently required by APB Opinion No. 17, "Intangible Assets." The new standard would require that goodwill be separately tested for impairment using a fair-value based approach as opposed to an undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired the Company would be required to record a non-cash charge against income. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds the fair value. Goodwill would no longer be amortized on a current basis as is required under current accounting standards. The exposure draft contemplates this standard to become effective on July 1, 2001, although this effective date is not certain. Furthermore, the proposed standard could be modified prior to its adoption.

    If the new standard is adopted, any subsequent impairment test on our customer accounts would be performed on the customer accounts alone rather than in conjunction with goodwill utilizing an undiscounted cash flow test pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

    At December 31, 2000, we had $829.1 million in goodwill assets attributable to our acquisitions of businesses and $900.3 million in customer accounts. These intangible assets together represented 89.6% of the book value of our total assets. We recorded $52.4 million in goodwill amortization expense in 2000. If the new standard becomes effective July 1, 2001 as proposed, it is probable that we would be required to record a non-cash impairment charge. We cannot determine the amount at this time, but we believe the amount would be material and could be a substantial portion of our intangible assets. We would no longer record goodwill amortization expense. This impairment charge would have a material adverse effect on our results of operation and could have a material adverse effect on our business and financial condition.

The impact of class action litigation may be material.

    We, our subsidiary Protection One Alarm Monitoring, Inc., Westar Industries, and certain present and former officers and directors of the Company are defendants in a purported class action litigation pending in the United States District Court for the Central District of California brought on behalf of shareholders of Protection One. The plaintiffs are seeking unspecified compensatory damages based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading. We cannot currently predict the impact of this litigation which could be material. See "Legal Proceedings".

The competitive market for the acquisition and creation of accounts may affect our future profitability.

    In the past, we have grown very rapidly by acquiring portfolios of alarm monitoring accounts through acquisitions and dealer purchases. Our current strategy is to reduce the cost of acquiring such accounts and to utilize other customer account acquisition channels such as an internal sales force and direct marketing to complement our existing channels of acquiring customer accounts. We compete with major companies, some of whom have greater financial resources than we do, or may be willing to offer higher prices than we are prepared to offer to purchase subscriber accounts. The effect of competition may be to reduce the purchase opportunities available to us, or to increase the price we pay for subscriber accounts, which could have a material adverse effect on our return on investment in such accounts, and on our results of operations, financial condition, and ability to service debt.

We may experience difficulty integrating businesses we acquire.

    An important aspect of our acquisition program is the integration of customer accounts into our operations after purchase. Risks typically associated with acquisitions include, without limitation, the following:

  •
  the possibility of unanticipated problems not discovered prior to the acquisition;

  •
  additional expenses required to integrate the acquired company's systems;

  •
  higher than expected account customer losses resulting in lower than expected revenues;

  •
  the significant demands placed on management to resolve issues arising from acquisitions; and

  •
  for acquisitions that are structured as stock purchases of other companies, the assumption of unexpected liabilities and losses from the disposition of unnecessary or undesirable assets of the acquired companies.

We will need additional funding to finance our future growth.

    Our purchases of customer accounts and acquisitions of portfolios of customer accounts and new lines of business have historically generated cash needs that exceed the net cash provided by our operating activities. We intend to continue to pursue customer account growth through our various customer acquisition channels, even though our principal focus has shifted from growth to improving our service, reducing attrition of current customers and integrating and building infrastructure. As a result, our cash requirements were less in 2000 than those in 1999 and 1998, but nonetheless our cash requirements in 2001 are expected to exceed cash flows from operations. As a result, additional funding from additional borrowings under our Senior Credit Facility or through the sale of assets is expected to be required in the future. Our credit ratings were downgraded in March 2000 and again in March 2001 which will make obtaining additional funding more difficult and costly.

    Any inability to obtain funding through external financing could adversely affect our ability to increase our customers, revenues and cash flows from operations. There can be no assurance that we will be able to obtain external funding on favorable terms or at all.

We have a substantial amount of debt, which could constrain our growth.

    We have, and will likely continue to have, a large amount of consolidated indebtedness. The terms of various indentures and credit agreements governing our indebtedness, limit the incurrence of additional indebtedness. We may incur additional indebtedness in the future in order to fund future acquisitions of subscriber accounts.

    Additionally, please be aware that:

  •
  As of December 31, 2000, we had outstanding total indebtedness of $637.7 million, of which $637.2 million was long-term indebtedness.

  •
  As of December 31, 2000, we had $44.0 million of debt outstanding under our Senior Credit Facility bearing interest at a weighted average floating interest rate of 9.0%. As of March 30, 2001, we had $135 million of debt outstanding under our Senior Credit Facility bearing interest at a weighted average floating interest rate of 9.2%. Our Senior Credit Facility is provided by Westar Industries, Inc., our 85% parent, and matures on January 2, 2002.

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

    The indentures governing all of our debt securities require that we offer to repurchase the securities in certain circumstances following a change of control.

We will need to refinance our Senior Credit Facility.

    Our ability to refinance our Senior Credit Facility and satisfy any payment obligations will depend, in large part, on our performance, which will ultimately be affected by general economic and business factors, many of which will be outside management's control. We believe that our cash flow from operations combined with borrowings under the Senior Credit Facility will be enough to meet our expenses and interest obligations through at least January 1, 2002. In the event our parent, Westar Industries, does not extend our Senior Credit Facility beyond that date on its present terms and we are required to seek such financing from unaffiliated third parties, we may not be able to do so on terms as economically favorable as those under our present Senior Credit Facility or at all. We were unsuccessful in refinancing our Senior Credit Facility with unaffiliated third parties on satisfactory terms in 2000. If payment obligations cannot be satisfied, we will be forced to find alternative sources of funds by selling assets, restructuring, refinancing debt or seeking additional equity capital. There can be no assurance that any of these alternative sources would be available on satisfactory terms or at all.

Our debt agreements impose operational restrictions on us.

    The indentures governing our public indebtedness require us to satisfy certain financial covenants in order to borrow additional funds. The most restrictive of these covenants are set forth below:

  •
  Total debt to annualized EBITDA for the most recent quarter must be less than 6.0 to 1;

  •
  EBITDA to interest expense for the most recent quarter must be greater than 2.25 to 1; and

  •
  Senior debt to annualized EBITDA for the most recent quarter must be less than 4 to 1.

    In each case, the ratio reflects the impact of acquisitions and other capital investments for the entire period covered by the calculation.

    The indentures contain other covenants that impose operational restrictions on us. A violation of these restrictions would result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable.

We lose some of our customers over time.

    We experience the loss of accounts as a result of, among other factors:

  •
  relocation of customers;

  •
  adverse financial and economic conditions;

  •
  competition from other alarm service companies; and

  •
  customer service and operational difficulties with integration of acquired customers.

    We may experience the loss of newly acquired accounts to the extent we do not integrate or adequately service those accounts. Because some acquired accounts are prepaid on an annual, semiannual or quarterly basis, customer loss may not become evident for some time after an acquisition is consummated. An increase in the rate of customer loss could have a material adverse effect on our results of operations and financial condition.

    When acquiring accounts, we seek under terms of the purchase agreement to withhold a portion of the purchase price as a partial reserve against a greater than expected loss of customers. If the actual rate of customer loss for the accounts acquired is greater than the assumed rate at the time of the acquisition, and damages can not be recouped from the portion of the purchase price held back from the seller, the loss of customers could have a material adverse effect on our results of operations and financial condition. Moreover, we may not be able to obtain purchase price holdbacks in future acquisitions, particularly acquisitions of large portfolios and rates of customer losses for acquired accounts may be greater than the rate we have assumed or historically incurred. Moreover, we cannot predict the impact acquired accounts will have on the overall rate of attrition.

    As of December 31, 2000, the book value of intangible assets, net of accumulated amortization, was approximately $1.7 billion of which $829.1 million is goodwill, which constituted approximately 89.6% and 43.0% of the book value of our total assets, respectively. If we are required to write off a significant portion of these assets as a result of an impairment analysis our results of operations would be materially and adversely affected.

    During 2000 we continued to experience high levels of attrition in our North America segment which coupled with our change in focus from growth to strengthening our operations, resulted in a net loss of 141,527 customers or an 11.7% decrease in our customer base from January 1, 2000. This was the primary cause of our $33.1 million decline in monitoring and related service revenues in the North America segment from 1999 to 2000. We expect this trend will continue until the efforts we are making to acquire new accounts and reduce our rate of attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

Our customer acquisition strategies may not be successful.

    We have diversified our customer account acquisition strategy to include greater reliance on an internal sales force. There can be no assurance that this strategy will be successful. If the strategy is not successful, our customer base could continue to decline. The selling costs related to this strategy will increase our expenses and use of cash. A lower growth rate or increased cash needs could have a material adverse effect on our business, financial condition, results of operations, and ability to service debt obligations.

    Our dealer program competes with other major alarm monitoring firms that also acquire accounts through these independent dealers. Some of these firms with competitive dealer programs have substantial financial resources, including ADT and the security subsidiaries of Cambridge Securities. We are also aware of other national firms with competitive dealer programs including Monitronics International, Inc., DMAC, as well as several large regional dealer programs. There can be no assurance that we will be able to retain our current dealer base or that competitive offers to dealers will not require us to pay higher prices to dealers for subscriber accounts than have previously been paid. These strategies could reduce our growth rate and increase our use of cash to fund growth. A lower growth rate or higher use of cash could have a material adverse effect on our business, financial condition, results of operations, and ability to service debt obligations.

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

Westar Industries is our principal stockholder and senior lender.

    Westar Industries owned approximately 85% of the outstanding common stock of Protection One as of December 31, 2000. As long as Westar Industries continues to beneficially own in excess of 50% of the shares of Protection One common stock outstanding, Westar Industries will be able to direct the election of all directors of Protection One and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving Protection One, our acquisition or disposition of material assets and our incurrence of indebtedness. Similarly, Westar Industries will continue to have the power to determine matters submitted to a vote of Protection One's stockholders without the consent of other stockholders, to prevent or cause a change in control of Protection One and to take other actions that might be favorable to Western Resources and Westar Industries, whether or not these actions would be favorable to Protection One or its stockholders generally. In addition, Westar Industries is also our senior lender under our Senior Credit Facility as discussed above.

We obtain administrative services from Western Resources.

    Western Resources provides us certain administrative services pursuant to a services agreement including accounting, human resources, legal, facilities and technology services. If Western Resources completes its proposed merger with Public Service Company of New Mexico, Westar Industries (including us) will be separated from Western Resources. Westar Industries will enter into a services agreement with Western Resources pursuant to which Western Resources will continue to provide Westar Industries (including us) the services currently provided to us, but Western Resources will have the right to terminate this agreement beginning two years after the closing subject to providing one years' advance notice of termination. If the services agreement is terminated, our cost of obtaining such services from either a third party or by hiring sufficient staff to perform those services internally, may increase.

We have deferred tax assets we may not utilize.

    Western Resources makes payments to us for current tax benefits utilized by Western Resources in its consolidated tax return pursuant to a tax sharing agreement. If Western Resources completes its proposed transaction with Public Service Company of New Mexico, including the split-off of Westar Industries, we would no longer be able to file taxes on a consolidated basis with Western Resources. As a result, our net deferred tax assets of $85.6 million at December 31, 2000 might not be realizable and we might not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2: PROPERTIES

    We maintain our executive offices at 818 S. Kansas Avenue, Topeka, Kansas 66612. We operate primarily from the following facilities, although we lease office space for our 69 service branch offices and 11 satellite branches in North America.

Location	Size (sq. ft.)	Lease/Own	Principal Purpose
United States
Addison, TX	28,512	Lease	Service center/Multifamily administrative headquarters
Beaverton, OR	44,600	Lease	Service center
Hagerstown, MD(1)	21,370	Lease	Service center
Irving, TX	53,750	Lease	Service center
Irving, TX	27,197	Lease	Administrative functions
Orlando, FL	11,020	Lease	Wholesale service center
Topeka, KS	17,703	Lease	Financial/administrative headquarters
Wichita, KS	50,000	Own	Service center/administrative functions
Canada
Ottawa, ON	7,937	Lease	Service center/administrative headquarters
Vancouver, BC	5,177	Lease	Service center

(1)
In March 2001, this facility was closed.

ITEM 3: LEGAL PROCEEDINGS

    The Company, Protection One Alarm Monitoring, and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, Alec Garbini, et al v. Protection One, Inc., et al., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through February 2, 2001. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Protection One Alarm Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against Western Resources and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. Defendants have until April 9, 2001 to respond to the Amended Complaint. The Company intends to vigorously defend against all the claims asserted in the Amended Complaint. The Company cannot predict the impact of this litigation which could be material.

    An arbitration was commenced against Protection One and Protection One Alarm Monitoring by Ronald Cats in March 2000 alleging common law fraud, negligent misrepresentation and Oregon Blue Sky law claims based on the allegedly inflated stock price of the shares of Protection One stock received in connection with Protection One's acquisition of his alarm monitoring business. Mr. Cats also alleges breach of contract, conversion and breach of implied covenant of good faith and fair dealing allegedly arising in connection with the same acquisition. The statement of claim seeks undisclosed damages, injunctive and equitable relief. The arbitration is scheduled to begin in April 2001.

    Six former Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. On June 23, 2000, the Court denied plaintiffs' motion to have collective arbitration. On or about October 4, 2000, notwithstanding the Court's denial of plaintiffs' motion to have collective arbitration, the six former dealers filed a Motion to Compel Consolidated Arbitration with the American Arbitration Association ("AAA"). On November 21, 2000, the AAA denied the dealers' motion and advised they would proceed on only one matter at a time. As of March 19, 2001, no dealer has proceeded with arbitration.

    An arbitration was commenced against Protection One and Protection One Alarm Monitoring by Ralph Apa in December, 2000 alleging common law fraud, negligent misrepresentation and Oregon Blue Sky law claims based on the allegedly inflated stock price of the shares of Protection One stock received in connection with Protection One's acquisition of his alarm monitoring business on October 1, 1998. Mr. Apa also alleges breach of contract, breach of the covenant of good faith and fair dealing and conversion arising from the transaction. The statement of claim seeks undisclosed compensatory and punitive damages, interest and attorneys fees and costs. An arbitration date has not yet been set.

    Other Protection One dealers have filed or threatened litigation or arbitration based upon a variety of theories surrounding calculations of holdback and other payments. The Company believes it has complied with the terms of these contracts and although the Company believes that no individual such claim will have a material adverse effect, the Company cannot predict the aggregate impact of these disputes with dealers which could be material.

    On October 2, 2000, the Company, as successor-in-interest to Centennial Security, Inc., was served with a demand for arbitration by Crimebusters, Inc., before the American Arbitration Association wherein Crimebusters is seeking $7 million in damages due to alleged defaults by the Company under an asset purchase agreement between Crimebusters, et al and Centennial Security, Inc. The Company has filed claims alleging fraud, willful misconduct and breach of contract against Crimebusters, et al in the United States District Court for the District of Connecticut, Protection One Alarm Monitoring, Inc. v Crimebusters, Inc., First Federal Security Systems, Inc. and Anthony Perrotti, Jr., Civil Action No. 300CV-1932DJS, and in addition has demanded that Crimebusters withdraw the demand for arbitration, and requested of the American Arbitration Association that the arbitration action be dismissed or indefinitely stayed pending the resolution of the District Court litigation. The ultimate outcome cannot presently be determined and the Company cannot currently predict the impact of this litigation which could be material.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    No matters were submitted to Protection One's stockholders following our annual meeting in 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price Information

    Our common stock is listed on the New York Stock Exchange under the symbol "POI". The table below sets forth for each of the calendar quarters indicated, the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange. All prices are as reported by the National Quotation Bureau, Incorporated.

	High	Low
1999:
First Quarter	$9.3750	$6.2500
Second Quarter	5.6250	3.8750
Third Quarter	6.2500	2.7500
Fourth Quarter	4.0000	1.4375
2000:
First Quarter	$2.3125	$1.3750
Second Quarter	2.1875	1.0000
Third Quarter	2.5625	1.0000
Fourth Quarter	1.5625	0.3750

Dividend Information

    Holders of Protection One common stock are entitled to receive only dividends declared by the board of directors from funds legally available for dividends to stockholders.

    Other than a $7.00 cash distribution paid to holders of record of Protection One common stock as of November 24, 1997, to holders of outstanding options to purchase Protection One common stock and to holders of warrants exercisable for Protection One common stock, all in connection with the combination of the Protection One and Western Resources security businesses in November 1997, Protection One has never paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. The indenture governing the 8 1/8% Senior Subordinated Notes due 2009, the 13 5/8% Senior Subordinated Discount Notes due 2005 of Protection One Alarm Monitoring, and the credit agreement relating to its Senior Credit Facility restrict Protection One Alarm Monitoring's ability to pay dividends or make other distributions to its corporate parent. Consequently, these agreements restrict our ability to declare or pay any dividend on, or make any other distribution in respect of, our capital stock.

Number of Stockholders

    As of March 13, 2001, there were approximately 135 stockholders of record who held shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the audited consolidated financial statements and notes to the financial statements of Protection One. All amounts are in thousands, except per share and customer data, unless otherwise noted. Prior to November 24, 1997, Protection One was a stand-alone security business. On November 24, 1997, pursuant to a contribution agreement dated July 30, 1997, between Protection One and Western Resources, Protection One acquired WestSec, Inc. and Westar Security, Inc., which together were the Western Resources security businesses ("WRSB"), and Centennial Security Holdings, Inc. ("Centennial"). As a result of the November 1997 business combination, Western Resources, through its wholly owned subsidiary Westar Industries owned approximately 85% of Protection One at December 31, 1997.

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

    Selected financial data for 1996 was derived from the financial statements of Westinghouse Security Systems. Per share data is omitted because Westinghouse Security Systems was wholly owned by Westinghouse Electric Corporation.

SELECTED CONSOLIDATED FINANCIAL DATA

						Predecessor
	Protection One
						53 weeks Ended December 30, 1996
	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998	Year Ended December 31, 1997	Year Ended December 31, 1996
	(dollars in thousands, except for per share amounts and customer data)
Statements of operations data
Revenues	$431,764	$599,105	$421,095	$144,773	$8,097	$110,881
Cost of revenues	148,957	179,964	129,083	35,669	3,348	25,960

Gross profit	282,807	419,141	292,012	109,104	4,749	84,921
Selling, general and administrative expenses	125,964	183,947	114,506	80,755	5,091	60,166
Acquisition and transition expense	11,752	27,464	20,298	2,108		101
Amortization of intangibles and depreciation expense	222,992	233,906	126,664	51,936	609	21,613
Other charges:
Merger related costs	—	—	—	11,542	—	—
Severance and relocation costs	4,380	5,809	3,400	—	—	—

Operating income (loss)	(82,281)	(31,985)	27,144	(37,237)	(951)	3,041
Interest expense, net	60,332	87,037	55,990	33,483	15	10,879
Other non-recurring income	(297)	(12,869)	(5,733)	—	—	—

Loss before income taxes and extraordinary gain net of taxes	(142,316)	(106,153)	(23,113)	(70,720)	(966)	(7,838)
Income tax benefit	35,872	27,108	3,689	28,405	310	2,978

Loss before extraordinary gain	(106,444)	(79,045)	(19,424)	(42,315)	(656)	(4,860)
Extraordinary gain (loss), net of tax	49,273	(1,691)	1,591	—	—	—

Net loss	(57,171)	$(80,736)	$(17,833)	$(42,315)	$(656)	$(4,860)

Net loss per share	$(.45)	$(.64)	$(.17)	$(.60)	$(0.01)

Consolidated balance sheet data
Working capital (deficit)	$(27,417)	$(27,933)	$(90,568)	$40,231	$(19,447)	$(19,515)
Customer accounts, net	900,314	1,122,585	1,009,084	529,886	265,530	157,969
Goodwill and trademarks, net	829,145	1,056,671	1,128,819	625,228	218,991	11,102
Total assets	1,930,403	2,512,558	2,462,590	1,366,371	506,647	187,456
Long term debt, including capital lease	637,181	1,077,152	884,554	327,797	60,505	47,931
Total stockholders' equity	1,177,455	1,216,920	1,296,390	907,191	410,430	106,140
Other operating data
Number of customers at end of period	1,371,072	1,623,201	1,557,996	756,818	424,100	313,784
EBITDA(a)	$145,091	$207,730	$162,491	$26,241	$(342)	$24,654
Cash flows provided by (used in) operations	101,518	93,448	85,150	(4,928)	(91)	23,729
Cash flows provided by (used in) investment activities	117,150	(273,892)	(893,947)	(156,684)	(369,536)	(40,460)
Cash flows provided by (used in) financing activities	(223,764)	177,161	744,479	237,000	369,682	16,734

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

    The following table provides a calculation of EBITDA for each of the periods presented above:

	Protection One					Predecessor
	Year Ended December 31,					53 weeks Ended December 30, 1996
	2000	1999	1998	1997	1996
	(in thousands, except for per share amounts)
Loss before income taxes and extraordinary item	$(142,316)	$(106,153)	$(23,113)	$(70,720)	$(966)	$(7,838)
Plus:
Interest expense, net	60,332	87,037	55,990	33,483	15	10,879
Other charges	4,380	5,809	8,683	11,542	—	—
Amortization of intangibles and depreciation expense	222,992	233,906	126,664	51,936	609	21,613
Less:
Other non-recurring income	(297)	(12,869)	(5,733)	—	—	—

EBITDA	$145,091	$207,730	$162,491	$26,241	$(342)	$24,654

    Other charges in 2000 represents severance charges of $1.5 million, charges incurred relating to the sale of our European business of $1.6 million and transition costs of $1.3 million for the closure of our Culver City and Chatsworth facilities. Other charges in 1999 represents severance charges of $3.2 million and transition costs of $2.6 million relating to the move of the finance and accounting offices from Irving, Texas to Topeka, Kansas. Other charges in 1998 represents severance and relocation payments of $3.4 million related to our 1998 reorganization and costs of $5.3 million incurred to replace signage for WRSB after the merger of WRSB with Protection One in 1998. Other charges in 1997 represent merger costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

    In Management's Discussion and Analysis we explain our general financial condition and operating results, including:

  •
  What factors impact our business

  •
  What our earnings and costs were in 2000, 1999 and 1998

  •
  Why these earnings and costs differed from year to year

  •
  How our earnings and costs affect our overall financial condition

  •
  What we expect our capital expenditures to be for the years 2001 through 2003

  •
  How we plan to pay for these future capital expenditures

  •
  Other items we believe may materially affect our financial condition or earnings

    As you read Management's Discussion and Analysis, please refer to our Consolidated Statements of Operations and Comprehensive Loss. These statements show our operating results for 2000, 1999 and 1998. In Management's Discussion and Analysis, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Operations and Comprehensive Loss.

Summary of Significant Activities

    Net Loss.  We incurred a net loss of $57.2 million in 2000 (a net loss of $106.4 million excluding extraordinary gains of $49.3 million, net of tax). This net loss reflects a decline in revenues and substantial charges incurred by us for amortization of customer accounts and goodwill and interest incurred on indebtedness. We do not expect to have earnings in the foreseeable future.

    Related Party Transactions.  On February 29, 2000, the Company sold its European operations and certain investments to Westar Industries. The consideration received was approximately $244 million, comprised of approximately $183 million in cash and certain of the Company's outstanding debt securities Westar Industries had acquired in open market purchases for approximately $61 million. As part of the agreement, Westar Industries agreed to pay Protection One a portion of the net gain, if any, on a subsequent sale of the business on a declining basis over the four years following the closing. The cash proceeds of the sale were used to reduce the $240 million outstanding balance under the $250 million Senior Credit Facility between the Company and Westar Industries.

    Since Westar Industries is a related party, no gain or loss was recorded on the sale of our European operations and investments. We increased Additional Paid-In Capital $25.6 million to reflect the excess of the transaction price over carrying value on the sale of the European operations. We reduced Additional Paid-In Capital $16.7 million to reflect the excess of the carrying amount of the investments over the transaction price.

    Amendment to Credit Agreement with Westar Industries.  In December 2000, our Senior Credit Facility was amended to extend the maturity date to March 2, 2001 and to increase the interest rate to reflect current market conditions. On February 28, 2001, the Senior Credit Facility was further amended to, among other things, further extend the maturity date to January 2, 2002.

    Extinguishment of Debt and Extraordinary Gain.  During 2000 we reduced our debt by $474.9 million primarily through the sale of our European operations and purchases of debt securities from Westar Industries. We reduced outstanding borrowings under our Senior Credit Facility by

$181.0 million. We reduced $224.8 million in carrying value of our public debt by acquiring $190.8 million face value of our bonds from Westar Industries and $30.5 million face value of our bonds in open market purchases, all of which were retired. An extraordinary gain of $49.3 million, net of tax of $26.5 million, was recorded on these retirements.

    Change in Estimate of Useful Life of Goodwill.  In January 2000, we re-evaluated the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful life of goodwill. Management concluded that due to continued losses, levels of attrition experienced in 1999 and other factors, the estimated useful life of goodwill should be reduced from 40 years to 20 years as of January 1, 2000. After that date, remaining goodwill, net of accumulated amortization is being amortized over its remaining useful life based on a 20-year life. The change in estimate resulted in additional goodwill amortization for the year ended December 31, 2000 of $28.5 million. The resulting reduction to net income for the year was $25.4 million, or a decrease in earnings per share of $0.20.

    Impairment Test.  During the fourth quarter of 2000, we performed an impairment test of our customer accounts and related goodwill under the guidance of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). Paragraph 6 of SFAS 121 indicates that an impairment loss should be recognized only if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets grouped at the lowest level of identifiable cash flows. After performing the test, we determined that there was not an impairment.

    Monthly recurring revenue.  At various times during the year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. We had approximately $29.6 million and $39.7 million ($32.6 million excluding European operations) of monthly recurring revenue as of December 31, 2000 and 1999, respectively. The decrease is a result of our net loss of 128,530 customers during 2000. In 2000, we experienced a steady decline in our customer base.

    We are unable to predict the amount of acquired monthly recurring revenue that will be realized in future periods or the impact of the losses of acquired accounts on our overall rate of customer loss. Our computation of monthly recurring revenue may not be comparable to other similarly titled measures of other companies and monthly recurring revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.

    Our monthly recurring revenue includes amounts billable to customers with past due balances. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customer at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

    Customer Creation and Marketing.  For the year ended December 31, 2000, our North America segment added 67,160 accounts, although our net number of customers decreased by 141,527 accounts (net of 17,342 accounts acquired in the PowerCall acquisition). The Multifamily segment added 39,855 accounts, with its net number of customers increasing by 12,997 accounts. While our previous customer acquisition strategy for North America relied primarily on our dealer program, our new customer acquisition strategy relies on a mix of internal sales, "tuck-in" acquisitions, direct marketing and dealers. The number of accounts being purchased through our dealer program decreased significantly from 198,798 for the year ended December 31, 1999 to 21,817 for the year ended December 31, 2000. For the three months ended December 31, 2000, our dealer program produced 3,435 accounts, or approximately 12% of the total number of North America accounts acquired during such period (28% excluding the PowerCall acquisition of 17,342 accounts). In February 2000, we started a commission only internal sales program, with a goal of acquiring accounts at a cost lower than our external programs. We currently have a commissioned sales force of over 300 persons which we plan to expand in 2001. This program utilizes our existing branch infrastructure in approximately 70 markets. The internal sales program generated 27,259 accounts in 2000. We expect the number of accounts produced by this program to increase as it becomes more established. We continually evaluate our customer creation and marketing strategy, including each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

    Attrition.  Like most monitored security companies, we invest significant amounts to generate new customers, and we seek to maintain long-term relationships with our customers by providing excellent service. We measure the loss of our customers to verify that our investment in new customers is generating a satisfactory rate of return and that our amortization policy is reasonable.

    We define attrition as a ratio, the numerator of which is the number of lost customer accounts for a primarily given period, net of certain adjustments, and the denominator of which is the average number of accounts for a given period. In some instances the company uses estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience We expect adjustments to lost accounts for purchase holdbacks will be lower in the future because we are purchasing fewer accounts in the types of transactions that create holdbacks and we have extinguished a substantial portion of our purchase holdback reserve.

    Our actual attrition experience shows that the relationship period with any individual customer can vary significantly. Customers discontinue service for a variety of reasons, including relocation, service issues and cost. A portion of the acquired customer base can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.

    We monitor attrition each quarter based on a quarterly annualized and trailing twelve-month basis. This method utilizes each segment's average customer account base for the applicable period in measuring attrition. Therefore, in periods of customer account growth, customer attrition may be understated and in periods of customer account decline, customer attrition may be overstated.

    For the period ended December 31, 2000, our total company quarterly annualized and trailing twelve month attrition rates were 15.0% and 14.0%, respectively. The table below shows the change in our total company customer base (excluding the European segment) including customer additions and attrited customers from 2000 to 1998:

	Year Ended December 31,
	2000	1999	1998
Beginning Balance, January 1,	1,499,602	1,482,001	937,480
Additions	107,015	254,066	680,833
Customer losses not guaranteed with holdback put backs	(201,520)	(213,779)	(117,647)
Customer losses guaranteed with holdback put backs and other	(34,025)	(22,686)	(18,665)

Ending Balance, December 31,	1,371,072	1,499,602	1,482,001

Results of Operation

    We separate our business into two reportable segments: North America and Multifamily. North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States and Canada. Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

  North America Segment

    We present the table below to show how the North America operating results have changed over the past three years. Next to each year's results of operation, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Year Ended December 31,
	2000		1999		1998
	(dollars in thousands)
Revenues:
Monitoring and related services	$348,760	95.7%	$381,891	96.1%	$321,085	93.4%
Other	15,734	4.3	15,307	3.9	22,869	6.6

Total revenues	364,494	100.0	397,198	100.0	343,954	100.0
Cost of revenues:
Monitoring and related services	116,425	32.0	104,202	26.2	93,569	27.2
Other	11,474	3.1	12,552	3.2	14,030	4.1

Total cost of revenues	127,899	35.1	116,754	29.4	107,599	31.3

Gross profit	236,595	64.9	280,444	70.6	236,355	68.7
Selling, general and administrative expenses(1)	103,982	28.5	105,165	26.4	86,843	25.2
Acquisition and transition expense(2)	11,534	3.2	26,418	6.7	20,275	5.9
Amortization of intangibles and depreciation expense	201,976	55.4	194,927	49.1	114,998	33.4
Other charges	4,380	1.2	5,809	1.5	3,400	1.0

Operating income (loss)	$(85,277)	(23.4)%	$(51,875)	(13.1)%	$10,839	3.2%

(1)
Includes $6.5 million and $7.8 million of corporate expenses for 2000 and 1999, respectively. In 1998, such expenses were not separately identified.

(2)
Includes $4.2 million of corporate expenses relating to a failed merger attempt in 1999.

    2000 Compared to 1999.  We had a net decrease of 141,527 customers (net of 17,342 customers acquired in the acquisition of PowerCall) in 2000 as compared to a net increase of 8,595 customers in 1999. The average customer base was 1,133,879 for 2000 compared to 1,200,345 for 1999. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition. We expect that this trend will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. Our focus remains on the completion of our current infrastructure projects, the development of cost effective marketing programs, development of our commercial business and the generation of positive cash flow.

    Further analysis between the two years is discussed below.

	2000	1999	1998
Beginning Balance, January 1,	1,204,642	1,196,047	750,890
Additions	67,160	223,093	570,681
Customer losses not guaranteed with holdback put backs	(174,662)	(191,812)	(106,859)
Customer losses guaranteed with holdback put backs and other	(34,025)	(22,686)	(18,665)

Ending Balance, December 31,	1,063,115	1,204,642	1,196,047

Twelve month trailing attrition	15.4%	16.0%	11.0%

    Monitoring and related service revenues for 2000 decreased by $33.1 million, or 8.7%, to $348.8 million from $381.9 million for 1999. The decrease is primarily due to the decline in our customer base. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

    Other revenues increased by 2.8% to $15.7 million in 2000, compared to $15.3 million in 1999. These revenues consist primarily of outright sales of burglar alarms, closed circuit television, fire alarms and card access control systems.

    Cost of monitoring and related services revenues for 2000 increased by $12.2 million, or 11.7%, to $116.4 million from $104.2 million for 1999. Cost of monitoring and related services revenues as a percentage of the related revenues increased from 27.3% in 1999 to 33.4% in 2000. Compensation costs for the monitoring stations increased by approximately $4.9 million due primarily to an increase in personnel. In addition, parts and materials costs increased by $5.5 million and vehicle costs increased $1.7 million. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.

    Cost of other revenues for 2000 decreased by $1.1 million, or 8.6%, to $11.5 million from $12.6 million in 1999. Parts and materials decreased by $2.8 million and labor costs increased by $1.7 million. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold outright to our customers.

    Selling, general and administrative expenses for 2000 decreased by $1.2 million, or 1.1%, to $104.0 million from $105.2 million in 1999, but increased as a percentage of total revenues from 26.4% in 1999 to 28.5% in 2000. Selling expense increased $3.1 million to $8.7 million in 2000 from $5.6 million in 1999. This increase is primarily due to an increase in sales commissions stemming from our increased emphasis on internal account growth which we believe will further increase as we continue to grow our internal sales force. Bad debt and collection expenses decreased approximately $7.9 million primarily due to increased collection efforts in 2000. Subcontract expense for outside information technology support increased approximately $4.3 million due primarily to work performed in connection with the implementation of our new billing, collection and monitoring software.

    Acquisition expenses for 2000 decreased by $14.9 million, or 56.3%, to $11.5 million from $26.4 million in 1999. Third party monitoring costs decreased by $4.8 million, signs and decals expense decreased by $1.9 million, printing expense decreased by $1.7 million and compensation expense decreased by $1.0 million. These decreases are a direct result of the significant decline in the number of new accounts acquired from 223,093 in 1999 to 67,160 accounts acquired in 2000. This decline is primarily due to the restructuring of our dealer program. The decrease in third party monitoring expense and associated increase in reprogramming expense are a result of our concentrated effort in late 1999 to move such accounts to our own monitoring stations. Additionally, in the third quarter of 1999, $3.7 million of costs relating to the termination of the Lifeline merger were expensed.

    Amortization of intangibles and depreciation expense for 2000 increased by $7.0 million, or 3.6%, to $202.0 million from $194.9 million in 1999. Subscriber amortization for 2000 and 1999 was $139.0 million and $159.8 million respectively, a decrease of $20.8 million. We changed the amortization method on most of our customer base from a 10-year straight line method to a 10-year declining balance method as of the third quarter in 1999. The cumulative effect of this change in accounting principle was approximately $28.6 million including approximately $20.2 million of additional amortization from the effect of the change on amortization in years prior to 1999. This change does not include our Westinghouse customer pool for which we adopted an 8-year accelerated amortization method from the date of the WSS acquisition.

    As discussed above, we also changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, our goodwill amortization expense increased $21.0 million from $20.3 million in 1999 to $41.3 million in 2000. Additionally, in 2000, depreciation expense increased $6.9 million from $14.7 million in 1999 to $21.6 million. This increase is due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. In 2000, we moved to another general ledger and accounts receivable system better suited to meet our needs.

    Other charges for 1999 consisted of officers' severance costs of $3.2 million and $2.6 million in non recurring costs incurred to transition certain back office functions from Irving, Texas to Topeka, Kansas. For 2000 these charges consist of $1.5 million for officers' severance, $1.6 million for expenses relating to the sale of the European operations, and $1.3 million in costs relating to the closing of our Chatsworth, California and Culver City, California offices.

    Interest expense, net for 2000 and 1999 was $59.0 million and $76.1 million, respectively. This decrease is primarily a result of the reduction of approximately $475 million in outstanding debt during 2000.

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

    Monitoring and related service revenues for 1999 increased by $60.8 million, or 18.9%, to $381.9 million from $321.1 million for 1998. The primary reason for the increase in 1999 revenues is because we had a full year of revenues from the additional customers added throughout 1998. An increase in our base monitoring and service fees also increased revenue in 1999.

    Other revenues which consist primarily of revenues generated from our internal installations of new alarm systems, decreased by 33.2% to $15.3 million in 1999, compared to $22.9 million in 1998. This decrease in revenues is due primarily to the reduction of our internal sales and installation activities that resulted from our reliance on the dealer program for residential customers in 1999. We continued our internal sales program and recorded installation revenues through the first half of 1998, but then relied almost entirely on the dealer program to acquire new customers for the balance of 1998 and all of 1999.

    Cost of monitoring and related services revenues for 1999 increased by $10.6 million, or 11.4%, to $104.2 million from $93.6 million for 1998. Cost of monitoring and related services revenues as a percentage of the related revenues decreased from 29.1% during 1998 to 28.0% during 1999. Monitoring and related services expense for 1999 increased primarily due to a full year of operations of our three major service centers and three smaller satellite monitoring facilities acquired in 1998. We also incurred additional expense in 1999 relating to the addition of customer service representatives in the second quarter.

    Cost of other revenues for 1999 decreased by $1.4 million, or 10.5%, to $12.6 million from $14.0 million in 1998. This decrease corresponds with the decrease in the internal installations in 1999. Other cost of revenues as a percentage of other revenues increased to 82.6% in 1999 from 61.4% in 1998.

    Gross profit for 1999 increased by $44.1 million, or 18.7%, to $280.4 million from $236.4 million in 1998. Contribution of new customers through our dealer program and acquisitions produced the increase in gross profit. As a percentage of total revenues, gross profit was 70.6% for 1999 compared to 68.7% for 1998. The increase in gross profit as a percentage of total revenues reflects cost savings from the consolidation of some of our monitoring operations, offset by a partial year of expense associated with additional customer service representatives.

    Selling, general and administrative expenses for 1999 increased by $18.3 million, or 21.1%, to $105.2 million from $86.8 million in 1998. The increase is attributable to costs associated with the overall increase in the average number of customers billed, additional bad debt expense of approximately $10.5 million resulting from higher attrition, costs associated with Year 2000 compliance, professional fees and salary increases.

    Acquisition expenses for 1999 increased by $6.1 million, or 30.3% to $26.4 million from $20.3 million in 1998. We aggregate expenses incurred in the acquisition and integration of customers in this line item. These expenses include yard signs, the cost of monitoring acquired accounts by a third party, and the reprogramming of alarm panels for new customers. The increase in 1999 is primarily attributable to costs of $4.0 million associated with the restructuring of our dealer program and $3.7 million of costs related to the unsuccessful merger with Lifeline, offset by reduced transition expenses associated with acquisitions. In 1998 we incurred $5.3 million in additional customer transition expenses, primarily yard signs for WRSB customers related to the merger of WRSB and Protection One. We incurred expenses to develop and manage our dealer program, as well as to contact, assimilate and solicit acquired and new customers for new services.

    Amortization of intangibles and depreciation expense for 1999 increased by $79.9 million, or 69.5%, to $194.9 million from $115.0 million in 1998. In 1999, we changed our amortization method for most of our North American customers from a 10-year straight line method to a 10-year declining balance method which substantially increased amortization expense. Another primary factor resulting in the increase is the full year of amortization expense on subscribers acquired during 1998. These increases were partially offset by a $1.9 million decrease in the amortization of the Westinghouse customers under the 8-year accelerated amortization method.

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

  Multifamily Segment

    The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that comparisons about the relative change in revenues and expenses can be made.

	Year Ended December 31,
	2000		1999		1998
	(dollars in thousands)
Revenues:
Monitoring and related services	$35,250	89.5%	$34,309	88.2%	$29,356	87.8%
Other	4,116	10.5	4,592	11.8	4,061	12.2

Total revenues	39,366	100.0	38,901	100.0	33,417	100.0
Cost of revenues:
Monitoring and related services	8,223	20.9	7,565	19.5	5,852	17.5
Other	3,629	9.2	4,174	10.7	3,820	11.4

Total cost of revenues	11,852	30.1	11,739	30.2	9,672	28.9

Gross profit	27,514	69.9	27,162	69.8	23,745	71.1
Selling, general and administrative expenses	9,902	25.2	10,613	27.3	9,767	29.2
Acquisition and transition expense	—	0.0	313	0.8	—	0.0
Amortization of intangibles and depreciation expense	15,596	39.6	9,507	24.4	7,721	23.1

Operating income	$2,016	5.1%	$6,729	17.3%	$6,257	18.7%

    2000 Compared to 1999.  We had a net increase of 12,997 customers in 2000 as compared to a net increase of 9,006 customers in 1999. The average customer base was 301,459 for 2000 compared to 290,457 for 1999. The change in Multifamily's customer base for the period is shown below.

	Year Ended December 31,
	2000	1999	1998
Beginning Balance, January 1,	294,960	285,954	186,590
Additions, net of holdback put backs	39,855	30,973	110,152
Customer losses, net of holdback put backs	(26,858)	(21,967)	(10,788)

Ending Balance, December 31,	307,957	294,960	285,954

Twelve month trailing attrition	8.9%	7.6%	4.6%

    The increase in the attrition rate for Multifamily in 2000 is due to nonpayment of approximately 7,000 subscribers related to one developer. Had these accounts not attrited, the annualized attrition would have been approximately 6.5%. We are pursuing contractual remedies for nonpayment of these accounts.

    Monitoring and related services revenues for 2000 increased by $0.9 million, or 2.7%, to $35.2 million from $34.3 million for 1999. Multifamily's additional revenues in 2000 were primarily attributable to the increase in the subscriber base. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

    Other revenues decreased by $.5 million or 10.4% to $4.1 million in 2000 from $4.6 million in 1999 primarily due to a decrease in the number of outright sales installations.

    Cost of monitoring and related service revenues for 2000 increased by $.6 million, or 8.7%, to $8.2 million from $7.6 million for 1999. Monitoring and related service expenses, as a percentage of monitoring and related service revenues, increased to 23.3% for 2000 from 22% for 1999. This increase is primarily related to increased employment costs caused by the current competitive labor market and an increase in claims experience on a self-funded medical insurance plan.

    Cost of other revenues decreased by $.6 million or 13.1% to $3.6 million from $4.2 million in 1999. Other cost of revenues, as a percentage of other revenues, decreased to 88.2% in 2000 from 90.9% in 1999. This decline is principally due to an increase in sales of access control contracts with greater installation margins than the standard alarm sale and the access control sales installed in 1999.

    Selling, general and administrative expenses decreased $.7 million or 6.7% to $9.9 million in 2000 from $10.6 million in 1999 primarily due to a temporary decline in the sales force.

    Acquisition expenses for 2000 were zero and $.3 million in 1999. We aggregate expenses incurred in the acquisition and integration of customers in this line item. These expenses principally relate to the conversion of customer account data into Multifamily's monitoring database from acquisitions made in 1998.

    Amortization of intangibles and depreciation expense for 2000 increased by $6.1 million, or 64.0% to $15.6 million from $9.5 million in 1999. This increase is primarily due to the change in estimate of goodwill life from 40 years to 20 years resulting in an increase in goodwill amortization expense of $5.0 million. Subscriber amortization increased by $1.0 million due to the larger customer base being amortized.

    1999 Compared to 1998.  During 1998 over 80,000 accounts were acquired in two acquisitions that increased monthly recurring revenues by approximately $550,000, or $6.6 million per year. About 39,000 of these accounts were acquired in May with the balance acquired in September. The 1999 results reflect a full year of operations with these acquired accounts which is the primary reason that revenues and associated expenses are higher in 1999.

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

    Selling, general and administrative expenses for 1999 increased by $0.8 million, or 8.7%, to $10.6 million from $9.8 million in 1998. The increase resulted primarily from increased selling expense attributable to a 20% increase in contract sales and increased general and administrative expenses principally associated with the 1998 acquisitions.

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

Liquidity and Capital Resources

    We believe we will have sufficient cash to fund future operations of our business through January 1, 2002 from a combination of revenue from our security monitoring customer base which generated $138.7 million of positive EBITDA, excluding our European operations, in 2000 and from borrowings under our existing Senior Credit Facility, which had approximately $20 million of availability at March 30, 2001. We will need to extend the maturity date of our Senior Credit Facility with Westar

Industries or refinance the facility with an unaffiliated lender to have sufficient cash to fund operations after January 1, 2002. See "Risk Factors—We will need to refinance our Senior Credit Facility."

    EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund our cash needs. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. We believe that presentation of EBITDA enhances an understanding of our financial condition, results of operations and cash flows because EBITDA is used to satisfy our debt service obligations and our capital expenditures and other operational needs as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Our computation of EBITDA may not be comparable to other similarly titled measures of other companies.

    Operating Cash Flows for the Year Ended December 31, 2000.  Our operating activities provided net cash flows of $101.5 million, an increase of $8.1 million from 1999. This increase was primarily due to receipt of the 1998 and 1999 tax benefit payments from Westar Industries under our tax sharing agreement, offset by a decrease in deferred revenues. The decline in deferred revenues was the result of a decline in our account base in 2000 as compared to an increase in our account base in 1999. We expect the tax benefit payments we will receive from Western Resources in 2001 will be smaller than the payments received in 2000 because of the extraordinary gains recognized in 2000 from the retirement of bonds which reduced the amount of our losses available to be utilized by Western Resources in its consolidated tax return.

    Investing Cash Flows During 2000.  Investing cash flows provided $117.2 million of cash flow. This was comprised of $183.0 million of cash proceeds received from Westar Industries from the sale of our European operations and other investments, reduced by $18.6 million used to acquire fixed assets, $35.5 million used to acquire new customers and $11.7 million related to the PowerCall acquisition.

    Financing Cash Flows During 2000.  We used a net $223.8 million in financing activities. Borrowings under our Senior Credit Facility decreased by $181.0 million. We used the $183.0 million in cash received from the sale of our European operations and other investments to reduce borrowings under our Senior Credit Facility. We paid an additional $46.9 million to retire $69.1 million carrying amount of other outstanding debt. We also purchased $5.3 million in treasury stock during the year. Borrowings under our Senior Credit Facility in 2000 were at interest rates based on either the Prime Rate or a Eurodollar Rate. At December 31, 2000 the facility had a weighted average interest rate of 9.0% and an outstanding balance of $44.0 million.

    Debt and Equity Repurchase Plans.  We may from time to time purchase our debt and equity securities in the open market or through negotiated transactions. The timing and terms of purchases, and the amount of debt or equity actually purchased, will be determined based on market conditions and other factors. As of March 27, 2001, we had authority to purchase an additional 7,460,483 shares of our common stock.

    Material Commitments.  We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of December 31, 2000 (in thousands):

Debt Security	Maturity Date	December 31, 2000
Convertible Senior Subordinated Notes(a)	September 2003	$28,185
Senior Subordinated Discount Notes(b)	June 2005	49,826
Senior Unsecured Notes	August 2005	250,000
Senior Subordinated Notes	January 2009	262,040
Senior Credit Facility(c)	January 2002	44,000

		$634,051

(a)
These notes are convertible into Protection One common stock at a price of $11.19 per share, which is currently above the price at which our shares are traded in the public stock markets.

(b)
Does not include premium of $3.1 million at December 31, 2000.

(c)
Reflects amendments to the Senior Credit Facility extending the maturity date to January 2, 2002.

    Most of these debt instruments contain restrictions based on "EBITDA". The definition of EBITDA varies among the various indentures and the Senior Credit Facility. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense. However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

    Our Senior Credit Facility and the indentures relating to our public notes contain the financial covenants summarized below:

Debt Instrument	Financial Covenant
Senior Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA less than 5.75 to 1.0(a)
Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense greater than 2.10 to 1.0(b)
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA less than 6.0 to 1.0 Senior debt/annualized current quarter EBITDA less than 4.0 to 1.0

(a)
This covenant is reduced to 5.50 to 1.0 effective in the first quarter of 2001.

(b)
This covenant is increased to 2.25 to 1.0 effective in the first quarter of 2001.

    At December 31, 2000, we were in compliance with the covenants under the Senior Credit Facility and the indentures relating to our public debt.

    These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

    Credit Ratings.  On March 24, 2000 Moody's downgraded their ratings on our outstanding securities and on March 9, 2001, Moody's further downgraded these ratings citing concerns regarding our operations, leverage and liquidity over the intermediate term, with outlook remaining negative. S & P and Fitch currently have our ratings on negative watch. As of March 15, 2001 the ratings were as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt
S & P	B+	B-
Moody's	B3	Caa2
Fitch	B+	B-

    Capital Expenditures.  We anticipate making capital expenditures of approximately $85 million in 2001. Of such amount, we plan to invest approximately $65 million to acquire customer accounts and $20 million for fixed assets. Capital expenditures for 2002 and 2003 are expected to be approximately $100 million and $130 million, respectively. Of these amounts approximately $80 and $100 million would be to acquire accounts with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and possibly other items not presently anticipated may vary from these estimates during the course of the years presented. We believe that these capital requirements will be met in 2001 through the use of internally generated funds and drawings under our Senior Credit Facility. In subsequent years, we anticipate that these capital requirements will be met through the use of internally generated funds and external financings. See "Risk Factors"—We will need to refinance our Senior Credit Facility.

Subsequent Events

    Increase in Senior Credit Facility.  In the first quarter of 2001, pursuant to the terms of our Senior Credit Facility, we requested and Westar Industries approved a $40 million increase in the commitment under the facility.

    Retirement of Additional Debt.  In the first quarter of 2001, we purchased from Westar Industries $66.1 million face value of our bonds for $45.2 million. As a result of this transaction, an extraordinary gain of $13.4 million, net of tax will be recognized in the first quarter of 2001. The debt securities purchased are shown below:

Security	Carrying Amount	Transaction Price	Paid-In Capital(1)	Gain (loss)
	(in thousands)
Senior Subordinated Discount Notes (13.625%)	$10,692	$7,549	$394	$3,537
Convertible Senior Subordinated Notes (6.75%)	4,400	2,629	(25)	1,746
Senior Unsecured Notes (7.375%)	44,925	31,700	(705)	12,520
Senior Subordinated Notes (8.125%)	6,169	3,339	(15)	2,815

	$66,186	$45,217	$(351)	20,618

Tax expense				7,216

Extraordinary gain, net of tax				$13,402

(1)
Adjustments to Paid-In Capital represent the difference in fair value of the bonds from the date Westar Industries made the open market purchases to the date we acquired them.

    Additionally, through March 27, 2001, we purchased $17.5 million face value of Senior Subordinated Notes in the open market for $9.6 million which will result in an extraordinary gain of $7.6 million in the first quarter of 2001.

    Share Repurchases.  From January 1, 2001 through March 27, 2001, we purchased 13,712,704 shares of our common stock for $15.0 million of which 11,532,104 shares were purchased from Westar

Industries for $12.6 million. The purchases from Westar Industries maintained its proportionate ownership of our outstanding common stock. These shares are held as treasury stock.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    We are exposed to market risk, including changes in the market price, foreign currency exchange rates, equity instrument investment prices, as well as interest rates.

    Foreign currency exchange rates.  During 1998, we acquired Canadian operations with a functional currency other than the US dollar. As of December 31, 2000, the unrealized loss on currency translation, presented as a separate component of stockholders' equity and reported within other comprehensive income was approximately $0.6 million net of tax. A 10% change in the currency exchange rates would have an immaterial effect on other comprehensive loss.

    Interest Rate Exposure.  We have approximately $44.0 million of long-term variable rate debt as of December 31, 2000. A 100 basis point change in the debt benchmark rate would impact net income by approximately $0.3 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Information relating to our directors, nominees for directors and executive officers is set forth under the heading "Election of Directors" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 24, 2001, which will be filed with the Securities and Exchange Commission by April 30, 2001, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to our executive officers and executive compensation is set forth under the heading "Executive Officers; Executive Compensation and Related Information" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 24, 2001, which will be filed with the Securities and Exchange Commission by April 30, 2001, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to the security ownership of certain beneficial owners and management is set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Director" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 24, 2001 which will be filed with the Securities and Exchange Commission by April 30, 2001, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions concerning directors and executive officers is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 24, 2001, which will be filed with the Securities and Exchange Commission by April 30, 2001, and which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as a part of this report:

  1.
  The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements.

  2.
  The following Exhibits:

Exhibit No.	Exhibit Description
2.1	Contribution Agreement dated as of July 30, 1997 (the "Contribution Agreement"), between Western Resources and Protection One, Inc. ("POI") (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by POI and Protection One Alarm Monitoring, Inc. ("Monitoring") dated July 30, 1997 (the "July 1997 Form 8-K")). The Common File Number of POI is 0-24780. The Common File Number of Monitoring is 33-73002-01.
2.2	Amendment No. 1 dated October 2, 1997, to the Contribution Agreement (incorporated by reference to Exhibit 99.1 to the Current Report of Form 8-K filed by POI and Monitoring dated October 2, 1997).
2.3	Amendment No. 2 dated February 29, 2000 to the Contribution Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
3.1	Fifth Amended and Restated Certificate of Incorporation of POI, as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1997 (the "Fiscal 1997 Form 10-K")).
3.2	Amendment dated as of November 24, 1997 to Fifth Amended and Restated Certificate of Incorporation of POI.
3.3	By-laws of POI (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1996).
3.4	Certificate of Incorporation of Monitoring, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (Registration Number 333-09401) originally filed by Monitoring and, inter alia, POI on August 1,1996 (the "August 1996 Form S-3")).
3.5	Bylaws of Monitoring (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by POI and, inter alia, Monitoring for the year ended September 30, 1994).
4.1	Indenture dated as of May 17, 1995, among Monitoring, as Issuer, POI, inter alia, as Guarantor, and The First National Bank of Boston ("FNBB"), as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 33-94684) originally filed by POI and, inter alia, Monitoring on July 18, 1995 (the "1995 Form S-4")).
4.2	First Supplemental Indenture dated as of July 26, 1996, among Monitoring, as Issuer, POI, inter alia, as Guarantor and State Street Bank and Trust Company ("SSBTC") as successor to FNBB as Trustee (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1996 (the "Fiscal 1996 Form 10-K")).
4.3	Second Supplemental Indenture dated as of October 28, 1996, among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the Fiscal 1996 Form 10-K) ).

4.4	Third Supplemental Indenture dated as of February 14, 2000, among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee.†
4.5	Subordinated Debt Shelf Indenture dated as of August 29, 1996, among Monitoring as Issuer, POI as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the August 1996 Form S-3).
4.6	Supplemental Indenture No. 1 dated as of September 20, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by POI and Monitoring and dated September 20,1996 (the "September 1996 Form 8-K")).
4.7	Supplemental Indenture No. 2 dated as of October 28, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.6 to the Fiscal 1996 Form 10-K).
4.8	Supplemental Indenture No. 3 dated as of February 14, 2000, among Monitoring, as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee.†
4.9	Indenture, dated as of August 17, 1998, among Monitoring, as issuer, POI as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by POI and Monitoring on September 22, 1998).
4.10	Indenture, dated as of December 21, 1998, among Monitoring, as issuer, POI, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1998 (the "Fiscal 1998 Form 10-K"))
10.1	Stock Purchase Warrant dated as of September 16, 1991, issued by POI to Merita Bank, Ltd. (formerly Kansallis-Osake-Pankki) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed by POI and, inter alia, Monitoring for the quarter ended March 31, 1994).
10.2	Warrant Agreement dated as of November 3, 1993, between Monitoring and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Registration Statement 33-73002) originally filed by POI, Monitoring and certain former subsidiaries of Monitoring on December 15, 1993 (the "1993 Form S-4")).
10.3	Registration Rights Agreement dated as of November 3, 1993, among Monitoring, POI, certain former subsidiaries of Monitoring and Bear, Stearns & Co., Inc. (incorporated by reference to Exhibit 4.4 to the 1993 Form S-4).
10.4	Warrant Agreement dated as of May 17, 1995, between POI and The First National Bank of Boston, as Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995 Form S-4).
10.5	Employment Agreement dated as of November 24, 1997, between Protection One and John E. Mack, III (incorporated by reference to Exhibit 10.6 to the November 1997 Form 8-K).*
10.6	1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit 10.23 to the Fiscal 1996 Form 10-K).*
10.7	1997 Long-Term Incentive Plan of POI (incorporated by reference to Appendix F to POI's proxy statement dated November 7, 1997).*
10.8	Notes Registration Rights Agreement dated as of May 17, 1995, among POI, Monitoring, Morgan Stanley & Co., Incorporated and Montgomery Securities (incorporated by reference to Exhibit 4.2 to the 1995 Form S-4).

10.9	Revolving Credit Agreement among Monitoring, borrower, NationsBank, N.A., administrative agent, First Union National Bank, syndication agent, Toronto Dominion (Texas), Inc., documentation agent, and Lenders named therein, dated December 21, 1998 (the "Revolving Credit Agreement") (incorporated by reference to Exhibit 10.11 to the Fiscal 1998 Form 10-K).
10.10	First Amendment to the Revolving Credit Agreement, dated as of February 26, 1999 (incorporated by reference to Exhibit 10.12 to the Fiscal 1998 Form 10-K).
10.11	Agreement, dated as of February 29, 2000, by and among POI, Monitoring, and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
10.12	Second Amendment of Credit Agreement, effective as of February 29, 2000, between Monitoring and Westar Industries, Inc., as Administrative Agent and a Lender (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
10.13	Registration Rights Agreement, dated December 21, 1998, among Monitoring, POI and various subsidiary guarantors and Morgan Stanley & Co. Incorporated, Chase Securities Inc; First Union Capital Markets, NationsBanc Montgomery Securities LLC and TD Securities (USA), Inc. (the "Placement Agents").
10.14	Form of Change of Control Agreement with Annette M. Beck and Anthony Somma (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1999 (the "Fiscal 1999 Form 10-K")).
10.15	Third Amendment to the Revolving Credit Agreement, dated as of January 2, 2001, between Monitoring and Westar Industries, Inc., as Administrative Agent and a Lender.†
10.16	Fourth Amendment to the Revolving Credit Agreement, dated as of February 28, 2001, between Monitoring and Westar Industries, Inc., as Administrative Agent and a Lender.†
12.1	Statement regarding Computation of Earnings to Fixed Charges.†
16.1	Letter from Coopers & Lybrand to the Securities and Exchange Commission re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to Amendment No. 1 to the Current Report on Form 8-K filed by POI and Monitoring dated February 5, 1998).
21.1	Subsidiaries of POI and Monitoring.†
23.1	Consent of Arthur Andersen LLP.†

*
Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to Item 14(c) of Form 10-K.
†
Filed herewith.
(b)
During the last quarter of the fiscal year covered by this Report, POI and Monitoring filed one Report on Form 8-K. A Current Report on Form 8-K dated December 21, 2000 reported the amendment to the Senior Credit Facility which extended the maturity date to March 2, 2001 and increased the interest rate to current market rates.

PROTECTION ONE, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Shareholders of Protection One, Inc.:

    We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protection One, Inc. and subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    As explained in Note 2(f) to the financial statements, effective September 1, 1999, the Company changed its method of amortization for most customer accounts from the straight-line method to a declining balance (accelerated) method.

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

Arthur Andersen LLP

Kansas City, Missouri

March 9, 2001

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except for per share amounts)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$2,740	$7,658
Restricted cash	779	11,175
Marketable securities	—	6,664
Receivables, net	37,826	71,716
Inventories, net	11,129	12,908
Prepaid expenses	2,652	3,471
Related party tax receivable	3,179	31,056
Deferred tax assets, current	28,444	28,400
Other	1,050	13,332

Total current assets	87,799	186,380

Property and equipment, net	49,884	60,912
Customer accounts, net	900,314	1,122,585
Goodwill, net	829,145	1,056,671
Deferred tax assets	57,187	37,182
Other	6,074	48,828

Total Assets	$1,930,403	$2,512,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$530	$35,498
Accounts payable	7,164	23,205
Accrued liabilities	56,973	74,617
Purchase holdbacks	3,845	19,844
Deferred revenue	46,704	61,149

Total current liabilities	115,216	214,313

Long-term debt, net of current portion	637,181	1,077,152
Other liabilities	551	4,173

Total Liabilities	752,948	1,295,638

Commitments and contingencies (see Note 16)
Stockholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common Stock, $.01 par value, 150,000,000 shares authorized, 126,550,059 shares and 126,945,337 shares issued and outstanding at December 31, 2000 and 1999, respectively	1,270	1,269
Additional paid-in Capital	1,380,774	1,358,978
Unrealized loss on marketable securities, net of tax	—	(995)
Unrealized loss on currency translation, net of tax	(564)	(810)
Retained losses	(198,693)	(141,522)
Treasury stock, at cost, 6,826,813 and no shares at December 31, 2000 and 1999, respectively	(5,332)	—

Total stockholders' equity	1,177,455	1,216,920

Total Liabilities and Stockholders' Equity	$1,930,403	$2,512,558

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2000	1999	1998
Revenues:
Monitoring and related services	$398,325	$508,994	$375,840
Other	33,439	90,111	45,255

Total revenues	431,764	599,105	421,095
Cost of revenues:
Monitoring and related services	128,350	132,877	103,521
Other	20,607	47,087	25,562

Total cost of revenues	148,957	179,964	129,083

Gross profit	282,807	419,141	292,012

Operating Expenses:
Selling, general and administrative expenses	125,964	183,947	114,506
Acquisition expense	11,752	27,464	20,298
Amortization of intangibles and depreciation expense	222,992	233,906	126,664
Severance and relocation costs	4,380	5,809	3,400

Total operating expenses	365,088	451,126	264,868

Operating income (loss)	(82,281)	(31,985)	27,144
Interest expense:
Interest expense, net	52,674	86,287	33,869
Related party interest expense, net	7,658	750	22,121
Other (income) expense:
Non-recurring gain on contract repurchase	—	—	(1,511)
Gain on sale of Mobile Services Group	—	(17,249)	—
Other	(297)	4,380	(4,222)

Loss before income taxes and extraordinary gain	(142,316)	(106,153)	(23,113)
Income tax benefit	35,872	27,108	3,689

Loss before extraordinary gain	(106,444)	(79,045)	(19,424)
Extraordinary gain (loss), net of tax effect of $(26,531), $911 and $(2,730)	49,273	(1,691)	1,591

Net loss	$(57,171)	$(80,736)	$(17,833)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax effect of $(633), $664 and $1,107	$995	$(995)	$(1,848)
Unrealized gain (loss) on currency translation, net of tax effect of $(164), $540 and $485	246	(810)	(728)

Comprehensive loss	$(55,930)	$(82,541)	$(20,409)

Net loss per common share (basic and diluted):
Loss before extraordinary gain per common share	$(.84)	$(.62)	$(.18)
Extraordinary gain (loss) per common share	.39	(.02)	.01

Net loss per common share	$(.45)	$(.64)	$(.17)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(57,171)	$(80,736)	$(17,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Extraordinary loss (gain)	(49,273)	1,691	(1,591)
Gain on sale of Mobile Services Group	—	(17,249)	—
Gain on exchange transaction	—	—	(3,000)
Gain on contract repurchase	—	—	(1,511)
Amortization of intangibles and depreciation	222,992	233,906	126,664
Accretion of debt premium	(1,715)	(4,504)	3,034
Net deferred taxes	(8,143)	(29,904)	4,728
Provision for doubtful accounts	14,552	25,534	10,567
Loss (gain) on sale of marketable securities	—	7,666	(185)
Other	(3,512)	(26,383)	(3,561)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(60)	(28,473)	(19,040)
Inventories, net	(855)	(3,246)	(3,810)
Prepaid expenses	136	586	(3,821)
Other current assets	(7,128)	(719)	(13,615)
Accounts payable	1,338	6,877	(2,710)
Accrued liabilities	(765)	4,923	13,071
Deferred revenue	(8,878)	3,479	(2,237)

Net cash provided by operating activities	101,518	93,448	85,150
Cash flows from investing activities:
Purchase of property and equipment, net	(18,614)	(32,644)	(32,711)
Purchase of installed security systems	(35,513)	(242,667)	(277,667)
Sale (purchase) of equity securities	—	9,739	(20,149)
Related party sale of European operations	183,025	—	—
Proceeds from sale of Mobile Services Group, net of cash paid	—	19,087	—
Acquisition of alarm companies, net of cash received	(11,748)	(27,407)	(549,196)
Other	—	—	(14,224)

Net cash provided by (used in) investing activities	117,150	(273,892)	(893,947)
Cash flows from financing activities:
Proceeds from equity offering	—	—	406,264
Purchase of Treasury Stock	(5,332)	—	—
Payments on long-term debt	(46,897)	(39,008)	(512,190)
Proceeds from long-term debt issuances	6,388	213,310	642,417
Issuance costs and other	3,077	2,859	(5,922)
Repayments on Senior Credit Facility	(181,000)	—	—
Proceeds from related party debt	—	—	213,910

Net cash provided by (used in) financing activities	(223,764)	177,161	744,479

Effect of exchange rate changes on cash and cash equivalents	178	916	(1,213)

Net decrease in cash and cash equivalents	(4,918)	(2,367)	(65,531)
Cash and cash equivalents:
Beginning of period	7,658	10,025	75,556

End of period	$2,740	$7,658	$10,025

Cash paid for interest	$65,043	$68,420	$18,422

Cash paid for taxes	$931	$783	$311

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    In the first quarter of 2000, the Company sold its European operations for $225.0 million and certain investments for $19.0 million to Westar Industries, Inc. (then named Westar Capital, Inc.). In exchange, the Company received $183.0 million in cash and $61.0 million market value of its outstanding bonds. Also in the first quarter of 2000, the Company received $15.0 million market value of its bonds and a $14.2 million note receivable from Westar Industries for payment of the Company's 1998 income tax receivable of $20.3 million and an intercompany receivable of $8.9 million. Westar Industries repaid all but $0.2 million of the note by delivering $14.0 million in market value of the Company's debt securities in March and April of 2000. The balance of the note was repaid in April 2000.

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollar amounts in thousands)

	Common Stock					Accumulated other comprehensive loss
			Treasury Stock	Additional Paid-In Capital	Retained Losses		Total Stockholders Equity
	Shares	Amount
Common Stock
December 31, 1997	83,362,938	$834	$—	$949,310	$(42,953)	$—	$907,191
Equity offerings, net of cost	42,764,644	427	—	401,397	—	—	401,824
Shares issued—acquisitions	539,584	5	—	6,716	—	—	6,721
Shares issued—ESPP	61,980	1	—	532	—	—	533
Exercise of options and warrants	109,595	1	—	529	—	—	530
Unrealized loss—marketable securities	—	—	—	—	—	(1,848)	(1,848)
Unrealized loss—currency translation	—	—	—	—	—	(728)	(728)
Net loss	—	—	—	—	(17,833)	—	(17,833)

December 31, 1998	126,838,741	$1,268	$—	$1,358,484	$(60,786)	$(2,576)	$1,296,390
Shares issued—acquisitions	3,613	—	—	39	—	—	39
Shares issued—ESPP	102,983	1	—	455	—	—	456
Unrealized gain—marketable securities	—	—	—	—	—	853	853
Unrealized loss—currency translation	—	—	—	—	—	(82)	(82)
Net loss	—	—	—	—	(80,736)	—	(80,736)

December 31, 1999	126,945,337	$1,269	$—	$1,358,978	$(141,522)	$(1,805)	$1,216,920
Exercise of options and warrants	5,440	—	—	21	—	—	21
Shares issued—ESPP	84,023	1	—	139	—	—	140
Intercompany transactions (Note 8)	—	—	—	21,636	—	—	21,636
Unrealized gain—marketable securities	—	—	—	—	—	995	995
Unrealized gain—currency translation	—	—	—	—	—	246	246
Acquisition of treasury stock	(6,826,813)	—	(5,332)	—	—	—	(5,332)
Net loss	—	—	—	—	(57,171)	—	(57,171)

December 31, 2000	120,207,987	$1,270	$(5,332)	$1,380,774	$(198,693)	$(564)	$1,177,455

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

    Protection One, Inc. ("Protection One", a Delaware corporation; the "Company") is a publicly traded security alarm monitoring company. Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business customers. Westar Industries, Inc. ("Westar Industries"), a wholly owned subsidiary of Western Resources, Inc. ("Western Resources"), owns approximately 85% of the Company's common stock.

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

2. Summary of Significant Accounting Policies:

(a) Revenue Recognition

    Revenues are recognized when security services are provided. Installation revenues, sales revenues on equipment upgrades and direct costs of installations and sales are deferred for residential customers with service contracts. For commercial customers and our national account customers, revenue recognition is dependent upon each specific customer contract. In instances when the Company sells the equipment outright, revenues and costs are recognized in the period incurred. In cases where there is no outright sale, revenues and direct costs are deferred and amortized.

    Deferred installation revenues and system sales revenue are recognized over the expected useful life of the customer, utilizing a 130% declining balance. Deferred costs in excess of deferred revenue are recognized over the contract life, utilizing a straight-line method, typically two years for residential systems and five years for commercial systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the customers' estimated useful life, utilizing a 130% declining balance.

    In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin (SAB) 101 which requires the Company to defer certain system sales and installation revenues and expenses, primarily equipment, direct labor and sales commissions incurred. Historically, the Company has acquired most of its customer accounts by acquisition or through an independent dealer program. In the dealer program, dealers billed and retained all installation revenues. Since the Company began its internal sales program in 2000 the impact of the adoption of SAB 101 was not significant.

    Deferred revenues also result from customers who are billed for monitoring, extended service protection and patrol and response services in advance of the period in which such services are provided, on a monthly, quarterly or annual basis.

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

    Estimated useful lives of property and equipment are as follows:

Furniture, fixtures and equipment	5 - 10 years
Data processing and telecommunication	8 mos - 7 years
Leasehold improvements	5 - 10 years
Vehicles	5 years
Buildings	40 years

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

    Western Resources makes payments to the Company for current tax benefits utilized by Western Resources in its consolidated tax return pursuant to a tax sharing agreement. If Western Resources completes its proposed transaction with Public Service Company of New Mexico, including the split-off of Westar Industries, the Company would no longer be able to file taxes on a consolidated basis with Western Resources. As a result, net deferred tax assets of $85.6 million at December 31, 2000 might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred. The Company would be required to record a non-cash charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge could be material.

(e) Comprehensive Loss

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

    The Company historically amortized most customer accounts by using the straight-line method over a ten-year life, except for accounts acquired from Westinghouse for which an eight-year 120% declining balance has been applied.

    The choice of an amortization life was based on management's estimates and judgments about the amounts and timing of expected future revenues from these assets and average customer account life.

Selected periods were determined because, in management's opinion, they would adequately match amortization cost with anticipated revenue.

    The Company conducted a comprehensive review of its amortization policy during the third quarter of 1999. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and the Company's historical attrition experience. After completing the review, management identified three distinct pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to the Company's North America, Europe and Multifamily business segments. Separate pools for North America and Multifamily will be used going forward. For the North America and Europe pools, the analyzed data indicated to management that the Company can expect attrition to be greatest in years one through five of asset life and that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Management elected to change to that method for all customer accounts in the North America and Europe pools, except for accounts acquired in the Westinghouse acquisition which are utilizing an eight-year accelerated method. No change was made in the method used for the Multifamily pool.

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

    Adoption of the declining balance method effectively shortens the estimated expected average customer life for these customer pools, and does so in a way that does not make it possible to distinguish the effect of a change in method (straight-line to declining balance) from the change in estimated lives. In such cases, generally accepted accounting principles require that the effect of such a change be recognized in operations in the period of the change, rather than as a cumulative effect of a change in accounting principle. The Company changed to the declining balance method in the third quarter of 1999 for European and North American customers which had been amortized on a straight-line basis. Accordingly, the effect of the change in accounting principle increased amortization expense reported in the third quarter of 1999 by approximately $40 million. Accumulated amortization recorded on the balance sheet would have been approximately $34 million higher through the end of the second quarter of 1999 if the Company had historically used the declining balance method.

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", long-lived assets held and used by Protection One are evaluated for recoverability on a periodic basis or as circumstances warrant. An impairment would be recognized when the undiscounted expected future operating cash flows by customer pool derived from customer accounts is less than the carrying value of capitalized customer accounts and related goodwill.

    Goodwill has been recorded in business acquisitions where the principal asset acquired was the recurring revenues from the acquired customer base. For purposes of the impairment analysis goodwill has been considered directly related to the acquired customers.

    Due to the high level of customer attrition experienced in 2000, the decline in market value of the Company's publicly traded equity and debt securities and because of recurring losses, management performed an impairment test on its customer account asset and goodwill in both 2000 and 1999. These tests indicated that future estimated undiscounted cash flows exceeded the sum of the recorded balances for customer accounts and goodwill.

(g) Goodwill

    The excess of the cost over the fair value of net assets of businesses acquired is recorded as goodwill. The Company changed its estimate of goodwill life from 40 years to 20 years as of January 1, 2000. After that date, remaining goodwill, net of accumulated amortization is being amortized over its remaining useful life based on a 20-year life. The change in estimate resulted in additional goodwill amortization for the year ended December 31, 2000 of $28.5 million. The resulting reduction to net income for the year was $25.4 million, or a decrease in earnings per share of $0.20.

    The carrying value of goodwill was included in the Company's evaluation of recoverability of customer accounts. No reduction in the carrying value was necessary at December 31, 2000.

    Goodwill amortization expense was $52.4 million, $28.7 million, and $22.8 million for the years ended December 31, 2000, 1999, and 1998, respectively. Accumulated amortization was $103.7 million and $59.2 million and at December 31, 2000 and 1999 respectively.

    The Financial Accounting Standards Board issued an exposure draft on February 14, 2001 which, if adopted as proposed, would establish a new accounting standard for the treatment of goodwill in a business combination. The new standard would continue to require recognition of goodwill as an asset in a business combination but would not permit amortization as currently required by APB Opinion No. 17, "Intangible Assets." The new standard would require that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired the Company would be required to record a non-cash charge against income. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds the fair value. Goodwill would no longer be amortized on a current basis as is required under current accounting standards. The exposure draft contemplates this standard to become effective on July 1, 2001, although this effective date is not certain. Furthermore, the proposed standard could be modified prior to its adoption.

    If the new standard is adopted, any subsequent impairment test on the Company's customer accounts would be performed on the customer accounts alone rather than in conjunction with goodwill utilizing an undiscounted cash flow test pursuant to SFAS No. 121.

    At December 31, 2000, the Company had $829.1 million in goodwill assets attributable to acquisitions of businesses and $900.3 million in customer accounts. These intangible assets together represented 89.6% of the book value of its total assets. The Company recorded $52.4 million in goodwill amortization expense in 2000. If the new standard becomes effective July 1, 2001 as proposed, the Company believes it is probable that it would be required to record a non-cash impairment charge. The Company cannot determine the amount at this time, but the Company believes the amount would be material and could be a substantial portion of its intangible assets. The Company would no longer record goodwill amortization expense. This impairment charge would have a material adverse effect on the Company's results of operation and could have a material adverse effect on its business and financial condition.

(h) Cash and Cash Equivalents

    All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

(i) Restricted Cash

    At December 31, 2000, restricted cash primarily consists of cash held in escrow pursuant to insurance requirements. At December 31, 1999, restricted cash primarily consisted of cash held in escrow pursuant to one of the Company's 1998 acquisitions which was paid out in 2000.

(j) Receivables

    Gross receivables, which consist primarily of trade accounts receivable, of $72.1 million at December 2000 and $102.4 million at December 31, 1999 have been reduced by allowances for doubtful accounts of $34.3 million and $30.7 million, respectively.

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

(l) Advertising Costs

    Printed materials are generally expensed as incurred. Broadcast advertising costs are generally expensed upon the first broadcast of the respective advertisement. Total advertising expense was $1.0 million, $3.0 million and $3.7 million, during the years ended December 31, 2000, 1999, and 1998, respectively.

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

2. Summary of Significant Accounting Policies: (Continued)

(n) Loss Per Share

    Loss per share is presented in accordance with SFAS No. 128 "Earnings Per Share". Weighted average shares outstanding were as follows:

	December 31,
	2000	1999	1998
Weighted average shares outstanding	126,550,059	126,889,802	107,998,917

(o) Prior Year Reclassifications

    Certain reclassifications have been made to prior year information to conform with current year presentation.

3. Acquisition Transactions:

    The Company acquired a significant number of security companies in 1998. All companies acquired have been accounted for using the purchase method. The principal assets acquired in the acquisitions are customer accounts. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. The resulted operations have been included in the consolidated results of operations of the Company from the date of the acquisition.

    The following unaudited pro forma consolidated results of operations for the year ended December 31, 1998, assume all material business combinations occurred at January 1, of the year acquired (in thousands):

Year Ended December 31, 1998(A)
Revenues	$562,130
Loss before extraordinary items	(37,729)
Net loss	(37,626)
Per common share, basic and diluted
Loss before extraordinary items	(.35)
Net loss	(.35)

(A)
Excludes other charges of $3.4 million and nonrecurring gains of $5.7 million.

    The pro forma financial information is not necessarily indicative of the results of operations had the entities been combined for the entire period nor do they purport to be indicative of results which will be obtained in the future.

4. Equity Securities:

Marketable Securities

    At December 31, 1999, the Company had equity security investments classified as available-for-sale. The cost, unrealized holding gains and losses, and fair value of the available-for-sale securities are shown below. These security investments were sold to Westar Industries on February 29, 2000. See Note 8, "Related Party Transactions" for further discussion.

December 31, 1999
(in thousands)
Cost	$8,292
Unrealized loss	(1,628)

Aggregate fair value	$6,664

Proceeds	$4,737

Realized gain (loss)	$(7,666)

Other Investments

    The Company also owned $26.5 million of preferred stock in a security monitoring company as of December 31, 1999. The Company accounted for this investment using the cost method. This investment was sold to Westar Industries on February 29, 2000. See Note 8, "Related Party Transactions" for further discussion.

5. Property and Equipment:

    Property and equipment are summarized as follows (in thousands):

	December 31,
	2000	1999
Furniture, fixtures and equipment	$7,715	$16,401
Data processing and telecommunication	71,990	60,548
Leasehold improvements	2,954	2,219
Vehicles	8,603	7,019
Buildings and other	3,622	3,732

	94,884	89,919
Less accumulated depreciation	(45,000)	(29,007)

Property and equipment, net	$49,884	$60,912

    Depreciation expense was $22.7 million, $19.2 million and $7.2 million for the years ended December 31, 2000, 1999 and 1998 respectively.

6. Customer Accounts:

    The following is a rollforward of the investment in customer accounts (at cost) for the following years (in thousands):

	December 31,
	2000	1999
Beginning customer accounts, net	$1,122,585	$1,009,084
Acquisition of customer accounts	45,588	337,464
Amortization of customer accounts	(147,871)	(185,974)
Sale of European operations	(107,806)	—
Purchase holdbacks and other	(12,182)	(37,989)

Ending customer accounts, net	$900,314	$1,122,585

    Accumulated amortization of the investment in customer accounts at December 31, 2000 and 1999 was $447.7 million and $328.8 million, respectively.

7. Long-Term Debt:

    Long-term debt and the fixed or weighted average interest rates are as follows (in thousands):

	December 31,
	2000	1999
Senior Credit Facility with Westar Industries, maturing January 2, 2002, variable rate 9.0%(a)	$44,000	$225,000
Senior Subordinated Notes, maturing January 2009, fixed rate 8.125%(b)	262,040	350,000
Senior Unsecured Notes, maturing August 2005, fixed 7.375%	250,000	250,000
Senior Subordinated Discount Notes, maturing June 2005, effective rate of 11.8%	52,952	118,791
Convertible Senior Subordinated Notes, maturing September 2003, fixed 6.75%	28,185	103,500
Other debt obligations, including capital leases	534	65,359

	637,711	1,112,650
Less current portion	(530)	(35,498)

Total long-term debt	$637,181	$1,077,152

(a)
Represents weighted average of borrowings under the facility at December 31, 2000. The weighted-average interest rate of borrowings at December 31, 1999 was 7.9%.

(b)
The rate is currently 8.625% and will continue at that rate until the exchange offer related to the offering is completed.

    During 2000, the Company acquired and retired certain of its debt securities and recorded an extraordinary gain as shown below. In some cases these debt securities were acquired from Westar

Industries limiting the amount of extraordinary gain and resulting in adjustments to Additional Paid-In Capital. See Note 8, "Related Party Transactions" for further discussion.

Security	Carrying Amount	Transaction Price	Adjustment to APIC Inc (dec)	Gain (loss)
	(in thousands)
Senior Subordinated Discount Notes (13.625%)	$63,114	$40,254	$(4,367)	$27,227
Convertible Senior Subordinated Notes (6.75%)	75,315	43,524	20,847	10,944
Senior Subordinated Notes (8.125%)	86,326	52,405	(3,712)	37,633

	$224,755	$136,183	$12,768	75,804

Tax expense				26,531

Extraordinary gain, net of tax				$49,273

Senior Credit Facility With Westar Industries

    The Company's Senior Credit Facility with Westar Industries provides for borrowings up to $155 million with a variable interest rate. The weighted-average interest rate on all borrowings under the facility was 8.8% and 7.9% for the years ended December 31, 2000 and 1999, respectively. On February 28, 2001, the facility was amended to extend the maturity date to January 2, 2002.

Senior Subordinated Notes

    In 1998, the Company issued $350 million of unsecured Senior Subordinated Notes. The notes are redeemable at the Company's option, in whole or in part, at a predefined price.

    The Company has not completed a required exchange offer and as a result, the interest rate on these notes has been 8 5/8% since June, 1999. If the exchange offer is completed, the interest rate will revert back to 8 1/8%. Interest on this facility is payable semi-annually on January 15 and July 15.

Senior Unsecured Notes

    In 1998, the Company issued $250 million of Senior Unsecured Notes. Interest is payable semi-annually on February 15 and August 15. The notes are redeemable at the Company's option, in whole or in part, at a predefined price.

Senior Subordinated Discount Notes

    In 1995, the Company issued $166 million of unsecured Senior Subordinated Discount Notes with a fixed interest rate of 13 5/8%. Interest payments began in 1999 and are payable semi-annually on June 30 and December 31. In connection with the acquisition of Protection One in 1997, these notes were restated to fair value reflecting a current market yield of approximately 6.4% through June 30, 2000, the first full call date of the notes. Since the notes were not called on that date the current market yield was adjusted to 11.8% as of July 1, 2000. The 1997 revaluation resulted in bond premium being recorded to reflect the increase in value of the notes as a result of the decline in interest rates since the note issuance. This revaluation had no impact on the expected cash flow to existing noteholders. As of June 30, 2000 the notes became redeemable, at the Company's option, at a specified redemption price.

Convertible Senior Subordinated Notes

    In 1996, the Company issued $103.5 million of Convertible Senior Subordinated Notes. Interest is payable semi-annually on March 15 and September 15. The notes are convertible at any time at a conversion price of $11.19 per share. As of September 19, 1999 the notes became redeemable, at the Company's option, at a specified redemption price.

Other

    Represents debt obligations assumed from CET in 1998 and capital leases. Interest rates on these obligations approximate 15%.

Debt Maturities

    Debt maturities over the next five years are as follows (in thousands):

2001	$530
2002	44,000
2003	28,189
2004	—
2005	299,826	(a)
2006 and thereafter	262,040

Total	$634,585

(a)
Excludes $3.1 million premium on Senior Subordinated Notes at December 31, 2000.

Financial and operating covenants

    Most of these debt instruments contain restrictions based on "EBITDA". The definition of EBITDA varies among the various indentures and the Senior Credit Facility. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense. However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

    The Company's credit facilities contain financial and operating covenants which may restrict the Company's ability to incur additional debt, pay dividends, make loans or advances and sell assets. The financial covenants as of December 31, 2000 are summarized as follows:

Debt Instrument	Financial Covenant
Senior Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA—less than 5.75 to 1.0(a) Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense—greater than 2.10 to 1.0(b)
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA—less than 6.0 to 1.0 Senior debt/annualized current quarter EBITDA—less than 4.0 to 1.0

(a)
This covenant is reduced to 5.50 to 1.0 effective in the first quarter of 2001.

(b)
This covenant is increased to 2.25 to 1.0 effective in the first quarter of 2001.

    At December 31, 2000, the Company was in compliance with the covenants under the Senior Credit Facility and the indentures relating to the Company's public debt.

    The Company's ability to comply with the ratios and the tests will be affected by events outside its control and there can be no assurance that the Company will meet those tests. Failure to meet the tests would place additional restrictions on the Company's ability to incur indebtedness. A violation of these restrictions would result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable.

    The indentures governing all of the Company's debt securities require that the Company offer to repurchase the securities in certain circumstances following a change of control.

8. Related Party Transactions

    On February 29, 2000, the Company sold its European operations and certain investments to Westar Industries. The consideration received was approximately $244 million, comprised of approximately $183 million in cash and certain outstanding debt securities of the Company acquired by Westar Industries in open market purchases. In separate transactions, additional outstanding debt securities of the Company were acquired from Westar Industries at market value.

    Since Westar Industries is a related party, no gain or loss was recorded on the sale of the Company's European operations and investments. The Company increased Additional Paid-In Capital $25.6 million to reflect the excess of the transaction price over book value on the sale of the European operations. The Company reduced Additional Paid-In Capital $16.7 million to reflect the excess of book value of the investments over the transaction price.

    Recognition of gain or loss on the acquisition and retirement of the Company's debt securities from Westar Industries was also limited because the parties were related. The Company increased

Additional Paid-In Capital $12.8 million to reflect the additional amount that would have been considered a gain had the parties not been related.

    The Company had outstanding borrowings under the Senior Credit Facility with Westar Industries of $44.0 million and $225.0 million at December 31, 2000 and 1999, respectively. The Company used the $183 million in cash proceeds from the sale of its European operations to reduce outstanding borrowings under the facility. For the year ended December 31, 2000 interest expense of $7.6 million was accrued on borrowings under the facility and total interest payments of $8.1 million were made. Westar Industries became the lender under the Senior Credit Facility as of December 17, 1999. Interest accrued from that date through December 31, 1999 was $0.75 million however no interest payments were made until 2000.

    In December 2000, the Senior Credit Facility was amended to extend the maturity date to March 2, 2001 and to increase the interest rate to reflect current market conditions. On February 28, 2001, the Senior Credit Facility was further amended to, among other things, further extend the maturity date to January 2, 2002. The Company paid Westar Industries a $1.15 million commitment fee for the amendment.

    The Company had a receivable balance of $3.2 million and $31.1 million at December 31, 2000 and 1999, respectively, relating to a tax sharing agreement with Western Resources. During 2000, the Company received $20.3 million and $28.6 million from Western Resources under the tax sharing agreement for the tax years 1998 and 1999, respectively. See Note 12 for further discussion relating to income taxes.

    The Company was a party to a marketing agreement with Paradigm Direct LLC ("Paradigm") which was terminated as of September 30, 2000. Westar Industries had a 40% ownership interest in Paradigm. The Company expensed $4.3 million and $1.0 million for the year ended December 31, 2000 and 1999, respectively for marketing services provided by Paradigm pursuant to the marketing agreement.

    Western Resources provides administrative services to the Company pursuant to a services agreement, including accounting, human resources, legal, facilities and technology services. Charges of approximately $7.3 million and $2.0 million were incurred for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000 the Company had a net intercompany balance due to Western Resources of $1.2 million primarily for these services.

    The Company acquired at market prices 5,152,113 shares of its common stock from Westar Industries in 2000 for $3.4 million and acquired 1,674,700 shares of its common stock in open market trades at a cost of $1.9 million. The purchases from Westar Industries maintained its proportionate ownership interest of the Company's outstanding common stock. The Company reports these shares as treasury stock, at cost, in the equity section of the accompanying balance sheet.

Pro Forma Financial Information:

    The following unaudited pro forma consolidated results of operations for the year ended December 31, 2000 and 1999, assume the sale of the Company's European operations to Westar Industries occurred on January 1 of the respective year.

	Year Ended December 31,
	2000	1999
Revenues	$403,860	$436,099
Loss before extraordinary item	(102,946)	(50,971)
Net loss	(53,674)	(52,662)
Net loss per common share (basic and diluted):
Loss before extraordinary item	(.81)	(.40)
Net loss	(.42)	(.42)

    The pro forma financial information is not necessarily indicative of the results of operations had the sale of the European operations to Westar Industries been reflected for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

    The following unaudited proforma consolidated assets and liabilities as of December 31, 1999 assume the sale occurred on December 31, 1999.

December 31, 1999
(in thousands)
Total assets	$2,201,802
Total liabilities	1,078,570

9. Sale of Mobile Services Group

    In 1999 the Company sold the assets comprising its Mobile Services Group. Cash proceeds of this sale approximated $20 million and the Company recorded a pre-tax gain of approximately $17 million.

10. Unrealized Gains and Losses:

    The following reflects the changes in unrealized gains and losses in marketable securities and in currency fluctuations for the year ended December 31, 2000 (in thousands):

Unrealized loss on marketable securities	$(1,202)
Less: reclassification adjustment for losses included in sale of European operations	2,830

Net unrealized gain	$1,628

Unrealized loss on currency translation	$(2,011)
Less: reclassification adjustment for losses included in sale of European operations	2,421

Net unrealized gain	$410

11. Stock Warrants and Options:

    The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for stock issued to Employees." Under ABP No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

    A summary of warrant and option activity for Protection One from December 31, 1997 through December 31, 2000 is as follows:

	Warrants And Options	Weighted Average Exercise Price
Outstanding at December 31, 1997	2,366,435	$5.805
Granted	1,246,500	11.033
Exercised	(109,595)	5.564
Surrendered	(117,438)	10.770
Adjustment to May 1995 warrants	36,837	—

Outstanding at December 31, 1998	3,422,739	$7.494
Granted	1,092,908	7.905
Exercised	—	—
Surrendered	(727,529)	10.125

Outstanding at December 31, 1999	3,788,118	$7.232
Granted	922,500	1.436
Exercised	(5,440)	3.89
Surrendered	(300,645)	6.698

Outstanding at December 31, 2000	4,404,533	$6.058

    The table below summarizes stock options and warrants outstanding as of December 31, 2000:

Description	Range of Exercise Price	Number Of Shares Of Common Stock	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price
Exercisable
Fiscal 1995	$6.375 - $6.50	100,800	4 years	$6.491
Fiscal 1996	8.00 - 10.313	248,400	5 years	8.022
Fiscal 1996	13.750 - 15.5	99,000	5 years	14.947
Fiscal 1997	9.500	110,500	6 years	9.500
Fiscal 1997	15.000	37,500	6 years	15.000
Fiscal 1997	14.268	50,000	1 year	14.268
Fiscal 1998	11.000	671,835	7 years	11.000
Fiscal 1998	8.5625	23,833	7 years	8.5625
Fiscal 1999	8.9275	248,297	8 years	8.9275
Fiscal 1999	5.250 - 6.125	56,222	8 years	6.028
Fiscal 2000	1.438	5,000	9 years	1.438
1993 Warrants	0.167	428,400	3 years	0.167
1995 Note Warrants	3.890	780,837	4 years	3.890

		2,860,624
Not exercisable
1998 options	$11.000	112,165	7 years	$11.000
1998 options	8.5625	11,917	7 years	8.5625
1999 options	8.9275	410,403	8 years	8.9275
1999 options	5.250 - 6.125	112,444	8 years	6.028
2000 options	1.313 - 1.438	896,980	9 years	1.436

		1,543,909

Outstanding		4,404,533

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

    The weighted average fair value of options granted during 2000, 1999 and 1998 estimated on the date of grant were $1.13, $5.41 and $6.87, respectively. The fair value was calculated for the respective year using the following assumptions:

	Year Ended December 31,
	2000	1999	1998
Dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	92.97%	64.06%	61.72%
Risk free interest rate	4.87%	6.76%	5.50%
Expected option life	6 years	6 years	6 years

    No compensation cost has been recognized for issuance under the plans in 2000, 1999 and 1998. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and income per share would have been as follows:

	Year Ended December 31,
	2000	1999	1998
Net loss:
As reported	$(57,171)	$(80,736)	$(17,833)
Pro forma	(58,163)	(82,894)	(19,303)
Net loss per common share (basic and diluted):
As reported	$(.45)	$(.64)	$(.17)
Pro forma	(.46)	(.65)	(.18)

12. Income Taxes:

    Components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2000	1999
Federal
Current	$24,305	$10,769
Deferred	13,134	18,147
State
Current	(130)	—
Deferred	(615)	(374)
Foreign tax expense, current	(822)	(1,434)

	35,872	27,108
Tax on extraordinary gain	(26,531)	(911)

Total	$9,341	$26,197

    The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

	Year Ended December 31,
	2000	1999
Federal statutory tax rate	35%	35%
Foreign tax expense	(1)	(1)
Non-deductible goodwill	(9)	(8)

	25%	26%

    A tax sharing agreement between Protection One and Western Resources provides for payments to Protection One for tax benefits utilized by Western Resources. Accordingly, the receivable of $3.1 million at December 31, 2000 reflected an estimated tax benefit to be utilized by Western Resources in its 2000 consolidated income tax return. The receivable of $31.1 million at December 31, 1999 reflected a receivable of $20.3 million for the current tax benefit Western Resources utilized in its 1998 consolidated income tax return, and $10.8 million for the estimated current tax benefit to be utilized by Western Resources in its 1999 consolidated income tax return. In February 2000, Protection One received payment of $20.3 million from Western Resources for the 1998 tax benefit. In November 2000, Protection One received payment of $28.6 million for the 1999 tax benefit.

    During the third quarter of 2000 the Company reversed a deferred tax valuation allowance of $21.9 million relating to acquired net operating loss carryforwards and reduced goodwill by this same amount. The Company originally had determined that it was more likely than not that the NOL's acquired through acquisitions would not be utilized and therefore established the valuation allowance. However due to a change in federal tax regulations regarding the utilization of acquired NOL carryforwards, approximately $19 million of these NOL's were utilized in 1999 with the balance expected to be utilized in 2000.

    Deferred income tax assets and liabilities were composed of the following (in thousands):

	December 31,
	2000	1999
Deferred tax asset, current:
Accrued liabilities	$6,266	$3,009
Accounts receivable, due to allowance	6,687	8,167
Acquisition and dealer	14,555	15,023
Other	936	2,201

	$28,444	$28,400

Deferred tax asset, noncurrent:
Recourse financing contracts	$—	$25,908
Net operating loss carryforwards	5,437	27,327
Valuation allowance	(5,437)	(27,327)
Customer accounts	49,853	15,786
Property & equipment	(10,392)	(10,756)
OID amortization	8,941	7,742
Other	8,785	(1,498)

	$57,187	$37,182

13. Employee Benefit Plans:

401(k) Plan

    The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the "Protection One 401(k) Plan"). For the year ended December 31, 2000 the Company, at its election, made contributions to the Protection One 401(k) Plan, which contributions were allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution may be made in Common Stock, in cash or in a combination of both stock and cash. For the years ended December 31, 2000, 1999, and 1998, Protection One made a matching cash contribution to the plan of $0.7 million, $0.9 million and $1.0 million respectively. The funds of the plan are deposited with a trustee and at each participant's option in one or more investment funds, including a company stock fund. The plan was amended effective January 1, 2001 requiring the Company to match employees' contributions up to specified maximum limits.

Employee Stock Purchase Plan

    The Employee Stock Purchase Plan is designed to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code, and will allow eligible employees to acquire shares of common stock at periodic intervals through their accumulated payroll deductions. A total of 2,650,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan and a total of 422,395 shares have been issued including the issuance of 145,523 shares in January 2001.

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

14. Leases:

    The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,
2001	$9,622
2002	8,053
2003	5,002
2004	3,333
2005	1,640
Thereafter	2,820

$30,470

    Total rent expense for the years ended December 31, 2000, 1999 and 1998, was $10.1 million, $10.6 million and $7.2 million respectively.

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

15. Fair Market Value of Financial Instruments: (Continued)

    The fair value of the Company's publicly traded are estimated based on quoted market prices for the issues. Fair value of other long-term debt is estimated at carrying value. At December 31, 2000, the fair value and carrying amount of the Company's publicly traded debt was as follows (in thousands):

	Fair Value	Carrying Value
Senior Subordinated Notes (8.125%)	$150,673	$262,040
Senior Unsecured Notes (7.375%)	165,000	250,000
Senior Subordinated Discount Notes (13.625%)	36,871	52,952
Convertible Senior Subordinated Notes (6.75%)	17,052	28,185

	$369,596	$593,177

    At December 31, 1999, the fair value of the Company's publicly traded debt was $481.8 million, compared to a carrying value of $822.3 million. The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

16. Commitments and Contingencies

    The Company, its subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring"), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, Alec Garbini, et al v. Protection One, Inc., et al., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through February 2, 2001. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against Western Resources and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. Defendants have until April 9, 2001 to respond to the Amended Complaint. The Company intends to vigorously defend all the claims asserted in the Amended Complaint. The Company cannot predict the impact of this litigation which could be material.

    An arbitration was commenced against Protection One and Monitoring by Ronald Cats in March 2000 alleging common law fraud, negligent misrepresentation and Oregon Blue Sky law claims based on the allegedly inflated stock price of the shares of Protection One stock received in connection with Protection One's acquisition of his alarm monitoring business. Mr. Cats also alleges breach of contract, conversion and breach of implied covenant of good faith and fair dealing allegedly arising in connection with the same acquisition. The statement of claim seeks undisclosed damages, injunctive and equitable relief. The arbitration against Protection One and Monitoring is scheduled to begin in April 2001.

    Six former Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. On June 23, 2000, the Court denied plaintiffs' motion to have collective arbitration. On or about October 4, 2000, notwithstanding the Court's denial of plaintiffs' motion to have collective arbitration, the six former dealers filed a Motion to Compel Consolidated Arbitration with the American Arbitration Association." (AAA). On November 21, 2000, the AAA denied the dealers' motion and advised they would proceed on only one matter at a time. As of March 19, 2001, no dealer has proceeded with arbitration.

    An arbitration was commenced against Protection One and Monitoring by Ralph Apa in December, 2000 alleging common law fraud, negligent misrepresentation and Oregon Blue Sky law claims based on the allegedly inflated stock price of the shares of Protection One stock received in connection with Protection One's acquisition of his alarm monitoring business on October 1, 1998. Mr. Apa also alleges breach of contract, breach of the covenant of good faith and fair dealing and conversion arising from the transaction. The statement of claim seeks undisclosed compensatory and punitive damages, interest and attorneys fees and costs. An arbitration date has not yet been set.

    Other Protection One dealers have filed or threatened litigation or arbitration based upon a variety of theories surrounding calculations of holdback and other payments. The Company believes it has complied with the terms of these contracts and although the Company believes that no individual such claim will have a material adverse effect, the Company cannot predict the aggregate impact of these disputes with dealers which could be material.

    On October 2, 2000, the Company, as successor-in-interest to Centennial Security, Inc., was served with a demand for arbitration by Crimebusters, Inc., before the American Arbitration Association wherein Crimebusters is seeking $7,000 in damages due to alleged defaults by the Company under an asset purchase agreement between Crimebusters, et al and Centennial Security, Inc. The Company has filed claims alleging fraud, willful misconduct and breach of contract against Crimebusters, et al in the United States District Court for the District of Connecticut, Protection One Alarm Monitoring, Inc. v Crimebusters, Inc., First Federal Security Systems, Inc. and Anthony Perrotti, Jr., Civil Action No. 300CV-1932DJS, and in addition has demanded that Crimebusters withdraw the demand for arbitration, and requested of the American Arbitration Association that the arbitration action be dismissed or indefinitely stayed pending the resolution of the District Court litigation. The ultimate outcome cannot presently be determined and the Company cannot currently predict the impact of this litigation which could be material.

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

    Protection One's reportable segments include North America, Multifamily, and until February 29, 2000, Europe. North America provides residential, commercial, and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers in the United States and Canada. Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings. Europe provided security alarm services to residential and business customers in Europe.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company manages its business segments based on earnings before interest, income taxes, depreciation and amortization (EBITDA).

    Reportable segments (in thousands):

	For the Year Ended December 31, 2000
	North America(1)	Multifamily	Europe	Consolidated Total
Revenue	$364,494	$39,366	$27,904	$431,764
EBITDA	121,078	17,613	6,400	145,091
Amortization of intangibles and depreciation expense	201,976	15,596	5,420	222,992
Operating income (loss)	(85,277)	2,016	980	(82,281)
Segment assets	1,712,838	217,565	—	1,930,403
Expenditures for property, net	17,589	655	370	18,614
Expenditures for subscriber accounts, net	26,928	6,273	2,312	35,513
Expenditures for acquisitions, net	11,748	—	—	11,748
	For the Year Ended December 31, 1999
	North America(1)	Multifamily	Europe	Consolidated Total
Revenue	$397,198	$38,901	$163,006	$599,105
EBITDA	148,861	16,236	42,633	207,730
Amortization of intangibles and depreciation expense	194,927	9,507	29,472	233,906
Operating Income	(51,875)	6,729	13,161	(31,985)
Segment assets	1,945,534	225,550	341,474	2,512,558
Expenditures for property, net	27,008	826	4,810	32,644
Expenditures for subscriber accounts, net	226,522	9,715	6,430	242,667
Expenditures for acquisitions, net	—	—	27,407	27,407

(1)
Includes allocation of holding company expenses reducing EBITDA by $6.6 million and $12.0 million for the years ended December 31, 2000 and 1999, respectively.

    Protection One currently has international operations in Canada. Prior to March 1, 2000 the Company also had operations in Europe. International data for these locations for 2000 and 1999 respectively, is as follows:

	2000		1999
	Europe	Canada	Europe	Canada
Total Revenues	$27,904	$8,275	$163,006	$8,073
Total Assets	—	24,997	341,474	26,854

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Unaudited Quarterly Financial Information

    The following is a summary of the unaudited quarterly financial information for 2000 and 1999 respectively:

	March 31	June 30	September 30	December 31	Total
	(amounts in thousands, except for per share amounts)
2000
Revenues	$134,908	$101,228	$99,627	$96,001	$431,764
Gross profit	90,851	68,713	65,037	58,206	282,807
Loss before extraordinary gain	(28,886)	(24,183)	(24,175)	(29,200)	(106,444)
Net income (loss)	3,040	(6,836)	(24,175)	(29,200)	(57,171)
Basic and diluted income (loss) per share:
Income (loss) before extraordinary gain	(.23)	(.18)	(.19)	(.23)	(.84)
Net income (loss)	.02	(.05)	(.19)	(.23)	(.45)
1999
Revenues	$148,547	$149,568	$150,873	$150,117	$599,105
Gross profit	107,066	108,453	102,813	100,809	419,141
Loss before extraordinary loss	(5,693)	(8,581)	(36,029)	(28,742)	(79,045)
Net loss	(5,693)	(8,581)	(36,029)	(30,433)	(80,736)
Basic and diluted loss per share:
Loss before extraordinary gain	(.04)	(.07)	(.28)	(.23)	(.62)
Net loss	(.04)	(.07)	(.28)	(.25)	(.64)

19. Subsequent Events:

    Western Resources Merger.  On November 9, 2000, Western Resources announced that it had entered into an agreement with Public Service Company of New Mexico providing for the purchase of Western Resources' electric utility business in a stock-for-stock transaction. Immediately prior to the consummation of this transaction, Western Resources will split-off its then interest in Westar Industries to its shareholders. Westar Industries' businesses consist of the approximate 85% ownership interest in the Company, an approximate 45% ownership interest in ONEOK Inc., a Tulsa-based natural gas company, a 100% ownership interest in Protection One Europe (formerly the Europe segment of the Company), and other investments. Westar Industries has filed a registration statement with the SEC which covers the proposed sale of a portion of its common stock through the exercise of nontransferable rights proposed to be distributed by Westar Industries to Western Resources' shareholders. The Company can give no assurances as to whether or when any of these transactions may occur.

    Increase in Senior Credit Facility.  In the first quarter of 2001, pursuant to the terms of the Senior Credit Facility, the Company requested and Westar Industries approved a $40 million increase in the commitment under the facility.

    Retirement of Additional Debt.  In the first quarter of 2001, the Company purchased from Westar Industries $66.1 million face value of its bonds for $45.2 million. As a result of this transaction, an extraordinary gain of $13.4 million, net of tax will be recognized in the first quarter of 2001. The debt securities purchased are shown below:

Security	Carrying Amount	Transaction Price	Paid-In Capital(1)	Gain (loss)
	(in thousands)
Senior Subordinated Discount Notes (13.625%)	$10,692	$7,549	$(394)	$3,537
Convertible Senior Subordinated Notes (6.75%)	4,400	2,629	25	1,746
Senior Unsecured Notes (7.375%)	44,925	31,700	705	12,520
Senior Subordinated Notes (8.125%)	6,169	3,339	15	2,815

	$66,186	$45,217	$351	20,618

Tax expense				7,216

Extraordinary gain, net of tax				$13,402

(1)
Adjustments to Paid-In Capital represent the difference in fair value of the bonds from the date Westar Industries made the open market purchases to the date they sold them to the Company.

    Additionally, through March 27, 2001, the Company purchased $17.5 million face value of Senior Subordinated Notes in the open market for $9.6 million which will result in an extraordinary gain of $7.6 million in the first quarter of 2001.

    Share Repurchases.  From January 1, 2001 through March 27, 2001, the Company purchased 13,712,704 shares of its common stock for $15.0 million of which 11,532,104 shares were purchased from Westar Industries for $12.6 million. The purchases from Westar Industries maintained its proportionate ownership of the Company's outstanding common stock. These shares are held as treasury stock.

PROTECTION ONE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
Year ended December 31, 1998
Allowances deducted from assets for doubtful accounts, as restated	5,207	10,567	2,289	(1,070)	16,993
Year ended December 31, 1999
Allowances deducted from assets for doubtful accounts	16,993	21,641	—	(7,945)	30,689
Year ended December 31, 2000
Allowances deducted from assets for doubtful accounts	30,689	12,277	—	(8,681)	34,285

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

PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.
March 30, 2001	By:	/s/ ANTHONY D. SOMMA Anthony D. Somma, Executive Vice President, Chief Financial Officer, Secretary and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS T. LAKE Douglas T. Lake	Chairman of the Board	March 30, 2001
/s/ ANNETTE M. BECK Annette M. Beck	President, and Chief Executive Officer (Principal Executive Officer)	March 30, 2001
/s/ ANTHONY D. SOMMA Anthony D. Somma	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ HOWARD A. CHRISTENSEN Howard A. Christensen	Director	March 30, 2001
/s/ JOHN B. DICUS John B. Dicus	Director	March 30, 2001
/s/ MARIA DE LOURDES DUKE Maria de Lourdes Duke	Director	March 30, 2001
/s/ BEN M. ENIS Ben M. Enis	Director	March 30, 2001

/s/ DONALD A. JOHNSTON Donald A. Johnston	Director	March 30, 2001
/s/ CARL M. KOUPAL, JR. Carl M. Koupal, Jr.	Director	March 30, 2001
/s/ JOHN H. ROBINSON John H. Robinson	Director	March 30, 2001
/s/ RITA A. SHARPE Rita A. Sharpe	Director	March 30, 2001
/s/ STEVEN V. WILLIAMS Steven V. Williams	Director	March 30, 2001
/s/ JAMES Q. WILSON James Q. Wilson	Director	March 30, 2001

QuickLinks

TABLE OF CONTENTS
PART I FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
RISK FACTORS
  ITEM 2: PROPERTIES
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
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