Form 10-Q
period 2001-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2001-05-15
CIK 916230, 916310

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

0-24780 (Commission File Number)	33-73002-01 (Commission File Number)
PROTECTION ONE, INC. (Exact Name of Registrant As Specified In its Charter)	PROTECTION ONE ALARM MONITORING, INC. (Exact Name of Registrant As Specified In its Charter)
Delaware (State or Other Jurisdiction Of Incorporation or Organization)	Delaware (State of Other Jurisdiction Of Incorporation or Organization)
93-1063818 (I.R.S. Employer Identification No.)	93-1064579 (I.R.S. Employer Identification No.)
818 S. Kansas Avenue Topeka, Kansas 66612 (Address of Principal Executive Offices, Including Zip Code)	818 S. Kansas Avenue Topeka, Kansas 66612 (Address of Principal Executive Offices, Including Zip Code)
(785) 575-1707 (Registrant's Telephone Number, Including Area Code)	(785) 575-1707 (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 30, 2001, Protection One, Inc. had outstanding 106,640,806 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this Form 10-Q are forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like the Company believes, anticipates, expects or words of similar meaning. Forward-looking statements describe the Company's future plans, objectives, expectations, or goals. All such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Please refer to "Risk Factors" in our Form 10-K for the year ended December 31, 2000 with respect to such risks and uncertainties. Such statements address future events and conditions concerning capital expenditures, earnings, restructuring our customer acquisition channels, litigation, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest, ability to enter new markets successfully and capitalize on growth opportunities, and accounting matters. What happens in each case could vary materially from what the Company expects because of such things as future economic conditions; changes in accounting requirements; litigation; legislative developments; competitive markets; changes in Western Resources' strategic plans; and other circumstances affecting anticipated operations, revenues and costs.

    Unless the context otherwise indicates, all references in this Report on Form 10-Q (this "Report") to the "Company," "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Monitoring") and Monitoring's wholly owned subsidiaries. Protection One's sole asset is, and Protection One operates solely through, Monitoring and Monitoring's wholly owned subsidiaries. Both Protection One and Monitoring are Delaware corporations organized in September 1991.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$10,633	$2,740
Restricted cash	779	779
Receivables, net	36,045	37,826
Inventories, net	12,011	11,129
Prepaid expenses	2,541	2,652
Related party tax receivable & current deferred tax assets	33,466	31,347
Other	2,280	1,050

Total current assets	97,755	87,523

Property and equipment, net	49,430	49,884
Customer accounts, net	868,306	900,314
Goodwill, net	816,570	829,145
Other	63,724	63,261

Total assets	$1,895,785	$1,930,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$135,267	$530
Accounts payable	5,456	7,164
Accrued liabilities	44,065	60,448
Deferred revenue	48,775	46,704

Total current liabilities	233,563	114,846

Long-term debt, net of current portion	508,828	637,181
Other liabilities	592	645

Total liabilities	742,983	752,672

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.10 par value, 5,000,000 authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 106,640,806 shares and 120,207,987 shares issued and outstanding at March 31, 2001 and December 31, 2000 respectively	1,272	1,270
Additional paid-in capital	1,381,224	1,380,774
Accumulated other comprehensive income, net	(2,174)	(564)
Retained losses	(207,169)	(198,693)
Treasury Stock, at cost, 20,539,517 and 6,826,813 shares at March 31, 2001 and December 31, 2000 respectively	(20,351)	(5,332)

Total stockholders' equity	1,152,802	1,177,455

Total liabilities and stockholders' equity	$1,895,785	$1,930,127

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (Continued)

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues:
Monitoring and related services	$87,793	$116,171
Other	4,036	18,552

Total revenues	91,829	134,723
Cost of revenues:
Monitoring and related services	27,712	33,762
Other	4,022	10,110

Total cost of revenues	31,734	43,872

Gross profit	60,095	90,851
Operating expenses:
Selling expenses	4,745	8,367
General and administrative expenses	25,214	32,677
Amortization of intangibles and depreciation expense	50,473	61,508
Acquisition expense	1,609	4,362
Severance and other nonrecurring expense	419	3,050

Total operating expenses	82,460	109,964

Operating income (loss)	(22,365)	(19,113)
Other (income) expense:
Interest expense, net	11,890	15,969
Related party interest expense, net	2,401	3,512
Other	(20)	(282)

Loss before income taxes & extraordinary gain	(36,636)	(38,312)
Income tax (expense) benefit	9,815	9,426

Loss before extraordinary item	(26,821)	(28,886)
Extraordinary gain, net of tax effect of $(9,878) and $(17,191)	18,345	31,926

Net income (loss)	$(8,476)	$3,040

Other comprehensive income (loss), net of tax
Unrealized loss on marketable securities, arising during the period	$—	$(1,202)
Reclassification adjustment for losses included in sale of European operations	—	2,830

Net change in unrealized loss on marketable securities	—	1,628

Foreign currency translation loss	(1,610)	(1,236)
Reclassification adjustment for losses included in sale of European operations	—	2,421

Net change in foreign currency translation loss	(1,610)	1,185

Income tax expense	—	(1,107)

Total other comprehensive income (loss), net of tax	(1,610)	1,706

Comprehensive income (loss):	$(10,086)	$4,746

Loss per common share	$(0.23)	$(0.23)

Extraordinary gain per common share	$0.16	$0.25

Net income(loss) per common share	$(0.07)	$0.02

Weighted average common shares outstanding (in thousands)	116,281	126,945

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flow from operating activities:
Net income (loss)	$(8,476)	$3,040
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	(18,345)	(31,926)
Amortization of intangibles and depreciation	50,473	61,508
Accretion of debt premium	352	(1,573)
Deferred income taxes	(4,964)	(9,815)
Provision for doubtful accounts	1,851	6,811
Other	—	(3,520)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(10)	4,256
Other current assets	(9,608)	(10,550)
Accounts payable	(1,600)	197
Other liabilities	(13,961)	(5,082)

Net cash provided by (used in) operating activities	(4,288)	13,346

Cash flows from investing activities:
Installations and purchases of new accounts, net	(6,350)	(13,180)
Purchase of property and equipment, net	(757)	(5,089)
Related party sale of European operations	—	183,025

Net cash provided by (used in) investing activities	(7,107)	164,756

Cash flows from financing activities:
Payments on long-term debt	(54,817)	(4,594)
Proceeds from long term-debt	—	6,087
Borrowings from (repayments on) Senior Credit Facility	91,000	(188,000)
Purchase of Treasury Stock	(15,019)	—
Issuance costs and other	(1,049)	—
Funding from parent	(436)	2,414

Net cash provided by (used in) financing activities	19,679	(184,093)

Effect of exchange rate changes on cash and equivalents	(391)	(55)

Net increase (decrease) in cash and cash equivalents	7,893	(6,046)
Cash and cash equivalents:
Beginning of period	2,740	7,658

End of period	$10,633	$1,612

Cash paid for interest	$27,232	$31,244

Cash paid for taxes	$30	$72

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

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1.  Basis of Consolidation and Interim Financial Information:

    Protection One, Inc., a Delaware corporation ("Protection One" or the "Company") is a publicly traded security alarm monitoring company. Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business customers. Westar Industries, Inc. ("Westar Industries"), a wholly owned subsidiary of Western Resources, Inc. ("Western Resources"), owns approximately 85% of the Company's common stock.

    The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

    In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.  Related Party Transactions

    The Company had outstanding borrowings under the Senior Credit Facility with Westar Industries of $135.0 million and $44.0 million at March 31, 2001 and December 31, 2000, respectively. On February 28, 2001, the Senior Credit Facility was amended to, among other things, extend the maturity date to January 2, 2002. The Company paid Westar Industries a $1.15 million amendment fee.

    The Company accrued interest expense of $1.7 million and $3.5 million and made interest payments of $1.5 million and $4.2 million on borrowings under the facility for the three months ended March 31, 2001 and 2000, respectively.

    In the first quarter of 2001, the Company purchased from Westar Industries $66.1 million face value of the Company's long-term debt for $45.2 million. As a result of this transaction, an extraordinary gain of $13.4 million, net of tax was recognized.

    The Company acquired at market prices 11,532,104 shares of its common stock from Westar Industries in the first quarter of 2001 for $12.6 million and acquired 2,180,600 shares of its common stock in open market trades at a cost of $2.4 million. The purchases from Westar Industries maintained its proportionate ownership interest of the Company's outstanding common stock. The Company reports these shares as treasury stock, at cost, in the equity section of the accompanying balance sheet.

    The Company had a receivable balance of $8.1 million and $3.2 million at March 31, 2001 and December 31, 2000, respectively, relating to a tax sharing agreement with Western Resources. During 2000, the Company received $20.3 million and $28.6 million from Western Resources under the tax sharing agreement for the tax years 1998 and 1999, respectively. See Note 7 for further discussion relating to income taxes.

    Western Resources provides administrative services to the Company pursuant to services agreements, including accounting, tax, audit, human resources, legal, facilities and technology services. Charges of approximately $2.4 million and $0.7 million were incurred for the three months ended March 31, 2001 and 2000, respectively. The Company had a net intercompany balance due to Western Resources primarily for these services of $1.0 million and $1.2 million at March 31, 2001 and December 31, 2000, respectively.

    On February 29, 2000, the Company sold its European operations and certain investments to Westar Industries. The consideration received was approximately $244.0 million, comprised of approximately $183.0 million in cash and certain outstanding debt securities of the Company acquired by Westar Industries in open market purchases. In separate transactions, additional outstanding debt securities of the Company were acquired from Westar Industries at market value.

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

    Recognition of gain or loss in 2000 on the acquisition and retirement of the Company's debt securities from Westar Industries was also impacted because the parties were related. The Company increased Additional Paid-In Capital $12.8 million to reflect the additional amount that would have been considered a gain had the parties not been related.

Pro Forma Financial Information:

    The following unaudited pro forma consolidated results of operations for the quarter ended March 31, 2000 assume the sale of the European operations occurred on January 1, 2000.

Quarter Ended March 31, 2000
(in thousands, except per share amount)
Revenues	$106,818
Loss before extraordinary item	(25,043)
Net income	6,883
Net income (loss) per common share (basic and diluted):	—
Loss before extraordinary item	(.20)
Net income	.05

    The pro forma financial information is not necessarily indicative of the results of operations had the sale of the European operations to Westar Industries been reflected for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

3.  Customer Accounts:

    The following reflects the changes in the Company's investment in customer accounts (at cost) for the following periods (in thousands):

	Three Months Ended March 31, 2001	Year Ended December 31, 2000
Beginning customer accounts, net	$900,314	$1,122,585
Acquisition of customer accounts, net	3,841	45,588
Amortization of customer accounts, net	(34,394)	(147,871)
Sale of European operations	—	(107,806)
Purchase holdbacks and other	(1,455)	(12,182)

Total customer accounts	$868,306	$900,314

    Accumulated amortization of the investment in customer accounts at March 31, 2001 and December 31, 2000 was $481.8 million and $447.7 million respectively.

4.  Debt:

    During the first quarter of 2001, the Company's borrowings under the Senior Credit Facility increased by $91.0 million and the Company's other outstanding long-term debt decreased by $84.6 million. The Company used available cash along with the $91.0 million in borrowings to purchase outstanding long-term debt for $54.8 million, acquire additional treasury stock for $15.0 million and make interest payments of approximately $27.2 million. Extraordinary gain from extinguishment of debt securities was $18.3 million, net of tax of $9.9 million and $31.9 million, net of tax of $17.2 million for the first quarter of 2001 and 2000, respectively.

    As of March 31, 2001, and December 31, 2000, total borrowings under the Senior Credit Facility were $135.0 million and $44.0 million, respectively. The remaining availability under this facility as of March 31, 2001, and December 31, 2000 was $20.0 million and $71.0 million, respectively. The Company's ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.50 to 1.0 and an interest coverage ratio of 2.25 to 1.0. At March 31, 2001, these ratios were approximately 4.9 to 1.0 and 2.4 to 1.0, respectively.

    The indentures governing the Company's outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company's ability to incur indebtedness. The Company is in compliance with all covenants contained in these indentures.

5.  Commitments and Contingencies:

    The Company, its subsidiary Protection One Alarm Monitoring, and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, Alec Garbini, et al v. Protection One, Inc., et al., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through February 2, 2001. The Amended Complaint asserts claims under Section 11 of the Securities Act of

1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against Western Resources and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. Defendants have moved to dismiss, in part, the Amended Complaint. The motion is scheduled to be heard June 4, 2001. The Company intends to vigorously defend against all the claims asserted in the Amended Complaint. The Company cannot predict the impact of this litigation which could be material.

    Six former Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. On June 23, 2000, the Court denied plaintiffs' motion to have collective arbitration. On or about October 4, 2000, notwithstanding the Court's denial of plaintiffs' motion to have collective arbitration, the six former dealers filed a Motion to Compel Consolidated Arbitration with the American Arbitration Association ("AAA"). On November 21, 2000, the AAA denied the dealers' motion and advised they would proceed on only one matter at a time. As of April 30, 2001, no dealer has proceeded with arbitration.

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

    On April 2, 2001, Monitoring was served with a demand for arbitration by Cynthia L. Russell and Active Alert Security, Inc. ("Claimants") before the AAA wherein Claimants are seeking approximately $1.0 million, additional unspecified amounts for lost profits, interest and attorneys fees, due to alleged defaults by Monitoring under one or more dealer agreements. An arbitration date has not yet been set.

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

    On October 2, 2000, the Company, as successor-in-interest to Centennial Security, Inc., was served with a demand for arbitration by Crimebusters, Inc. before the AAA wherein Crimebusters is seeking $7.0 million in damages due to alleged defaults by the Company under an asset purchase agreement between Crimebusters, et al and Centennial Security, Inc. The Company has filed claims alleging fraud, willful misconduct and breach of contract against Crimebusters, et al in the United States District Court for the District of Connecticut, Protection One Alarm Monitoring, Inc. v Crimebusters, Inc., First Federal Security Systems, Inc. and Anthony Perrotti, Jr., Civil Action No. 300CV-1932DJS, and in addition has demanded that Crimebusters withdraw the demand for arbitration, and requested of the AAA that the arbitration action be dismissed or indefinitely stayed pending the resolution of the District Court litigation. The ultimate outcome cannot presently be determined and the Company cannot currently predict the impact of this litigation which could be material.

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

    Potential impairment charge relating to the proposed adoption of a new accounting standard for the treatment of goodwill in a business combination. The Financial Accounting Standards Board issued an exposure draft on February 14, 2001 which, if adopted as proposed, would establish a new accounting standard for the treatment of goodwill in a business combination. The new standard would continue to require recognition of goodwill as an asset in a business combination but would not permit amortization as currently required by APB Opinion No. 17, "Intangible Assets." The new standard would require that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired the Company would be required to record a non-cash charge against income. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds the fair value. Goodwill would no longer be amortized on a current basis as is required under current accounting standards. The exposure draft contemplates this standard to become effective on July 1, 2001, although this effective date is not certain. Furthermore, the proposed standard could be modified prior to its adoption.

    If the new standard is adopted, any subsequent impairment test on the Company's customer accounts would be performed on the customer accounts alone rather than in conjunction with goodwill utilizing an undiscounted cash flow test pursuant to SFAS No. 121.

    At March 31, 2001, the Company had $816.6 million in goodwill assets attributable to acquisitions of businesses and $868.3 million in customer accounts. These intangible assets together represented 88.9% of the book value of its total assets. The Company recorded $12.3 million and $14.2 million in goodwill amortization expense for the first quarter ended March 31, 2001 and 2000, respectively. If the new standard becomes effective July 1, 2001 as proposed, the Company believes it is probable that it would be required to record a non-cash impairment charge. The Company cannot determine the amount at this time, but the Company believes the amount would be material and could be a substantial portion of its intangible assets. The Company would no longer record goodwill amortization expense. This impairment charge would have a material adverse effect on the Company's results of operation and could have a material adverse effect on its business and financial condition.

6.  Segment Reporting:

    The Company's reportable segments include North America and Multifamily. North America provides residential, commercial and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States and Canada. Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 31, 2000. The Company manages its business segments based on earnings before interest, income taxes, depreciation and amortization ("EBITDA").

Three Months Ended March 31, 2001
(Dollars in thousands)

	North America(1)	Multifamily	Europe(2)	Consolidated
Revenues	$82,997	$8,832		$91,829
EBITDA	24,198	4,329		28,527
Amortization of intangibles and depreciation expense	46,473	4,000		50,473
Severance and other nonrecurring expense	419	—		419
Operating income (loss)	(22,694)	329		(22,365)
Capital expenditures for new accounts	4,984	1,366		6,350

Three Months Ended March 31, 2000
(Dollars in thousands)

	North America(1)	Multifamily	Europe(2)	Consolidated
Revenues	$96,678	$10,141	$27,904	$134,723
EBITDA	34,923	4,122	6,400	45,445
Amortization of intangibles and depreciation expense	52,254	3,834	5,420	61,508
Severance and other nonrecurring expense	3,050	—	—	3,050
Operating income (loss)	(20,381)	288	980	(19,113)
Capital expenditures for new accounts	9,823	1,046	2,311	13,180

(1)
Includes allocation of holding company expenses reducing EBITDA by $1.5 million and $1.6 million for the quarters ended March 31, 2001 and 2000, respectively.

(2)
The European operations were sold to Westar Industries on February 29, 2000. See Note 2, "Related Party Transactions."

7.  Income Taxes:

    The income tax benefit recorded for the three-month period ended March 31, 2001 is approximately 27% of the pre-tax loss. This rate represents the expected effective rate for 2001. The difference between the expected annual effective rate of 27% and the federal statutory rate of 35% is primarily attributable to non-deductible goodwill amortization. The Company has a tax sharing agreement with Western Resources which allows it to be reimbursed for tax deductions utilized by

Western Resources in its consolidated tax return. If Western Resources completes its proposed transaction with Public Service Company of New Mexico, including the split-off of Westar Industries, the Company would no longer be able to file taxes on a consolidated basis with Western Resources. As a result, a substantial portion of the Company's net deferred tax assets of $80.1 million at March 31, 2001 would likely not be realizable and the Company would likely not be in a position to record a tax benefit for losses incurred. The Company would be required to record a non-cash charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge could be material.

8.  Recent Developments:

    Western Resources Merger.  On November 9, 2000, Western Resources announced that it had entered into an agreement with Public Service Company of New Mexico providing for the purchase of Western Resources' electric utility business in a stock-for-stock transaction. Immediately prior to the consummation of this transaction, Western Resources will split-off its then interest in Westar Industries to its shareholders. Westar Industries' is principally engaged in the monitored security business through its approximate 85% ownership interest in the Company and its 100% ownership interest in Protection One Europe (formerly the Europe segment of the Company). Westar Industries also holds an approximate 45% ownership interest in ONEOK, Inc., a Tulsa-based natural gas company, a receivable from Western Resources in the amount of $117.6 million at March 31, 2001, an approximate 17% common stock interest in Western Resources and other investments. Westar Industries has filed a registration statement with the SEC which covers the proposed sale of a portion of its common stock through the exercise of nontransferable rights proposed to be distributed by Westar Industries to Western Resources' shareholders. The Company can give no assurances as to whether or when any of these transactions may occur.

    Consolidation of customer service centers.  On April 17, 2001, the Company announced plans to consolidate its Beaverton, Oregon customer service center into its Wichita, Kansas customer center by June 30, 2001 in an effort to further integrate operations and improve efficiencies. The Company believes costs incurred in the second quarter from this consolidation process will be approximately $2.0 million in the second quarter for severance and other closure costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

    Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to over 1.3 million customers in North America as of March 31, 2001. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers.

Summary of Significant Matters

    Net Loss.  We incurred a net loss of $57.2 million in 2000 and $8.5 million in the first quarter of 2001. This net loss reflects a decline in revenues and substantial charges incurred by us for amortization of customer accounts and goodwill and interest incurred on indebtedness. We do not expect to have earnings in the foreseeable future.

    Potential impairment charge relating to the proposed adoption of a new accounting standard for treatment of goodwill in a business combination.  The Financial Accounting Standards Board issued an exposure draft on February 14, 2001 which, if adopted as proposed, would establish a new accounting standard for the treatment of goodwill in a business combination. The new standard would continue to require recognition of goodwill as an asset in a business combination but would not permit amortization as currently required by APB Opinion No. 17, "Intangible Assets." The new standard would require that goodwill be separately tested for impairment using a fair-value based approach as opposed to an undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired the Company would be required to record a non-cash charge against income. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds the fair value. Goodwill would no longer be amortized on a current basis as is required under current accounting standards. The exposure draft contemplates this standard to become effective on July 1, 2001, although this effective date is not certain. Furthermore, the proposed standard could be modified prior to its adoption.

    If the new standard is adopted, any subsequent impairment test on our customer accounts would be performed on the customer accounts alone rather than in conjunction with goodwill utilizing an undiscounted cash flow test pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

    At March 31, 2001, we had $816.6 million in goodwill assets attributable to our acquisitions of businesses and $868.3 million in customer accounts. These intangible assets together represented 88.9% of the book value of our total assets. We recorded $12.3 million and $14.2 million in goodwill amortization expense for the first quarter ended March 31, 2001 and 2000, respectively. If the new standard becomes effective July 1, 2001 as proposed, it is probable that we would be required to record a non-cash impairment charge. We cannot determine the amount at this time, but we believe the amount would be material and could be a substantial portion of our intangible assets. We would no longer record goodwill amortization expense. This impairment charge would have a material adverse effect on our results of operation and could have a material adverse effect on our business and financial condition.

    Potential write down of deferred tax assets.  Western Resources makes payments to us for current tax benefits utilized by Western Resources in its consolidated tax return pursuant to a tax sharing agreement. If Western Resources completes its proposed transaction with Public Service Company of New Mexico, including the split-off of Westar Industries, we would no longer be able to file taxes on a consolidated basis with Western Resources. As a result, a substantial portion of our net deferred tax assets of $80.1 million at March 31, 2001 would likely not be realizable and we would likely not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.

    Consolidation of Customer Centers.  As we continue our efforts to integrate our business operations and improve operating efficiencies, we merged our Hagerstown, Maryland customer service center which monitored nearly 60,000 customers into our Wichita, Kansas customer center during the first quarter of 2001. We also announced plans to consolidate our Beaverton, Oregon customer center which monitors nearly 300,000 customers into our Wichita, Kansas customer center by June 30, 2001. After this merger, the Wichita customer service center will be monitoring approximately 550,000 customers. We anticipate the costs of the Beaverton consolidation will be approximately $2.0 million in the second quarter for severance and other closure costs.

    Registration of Senior Subordinated Notes.  On April 27, 2001, we commenced a registered offer to exchange a new series of 8 1/8% Series B Senior Subordinated Notes for a like amount of our 8 1/8% Senior Subordinated Notes originally issued in December 1998. Because the exchange offer was not completed within six months of the issuance date, we have been paying an additional 1/2% interest penalty since June 1999. Upon completion of the exchange offer, which we anticipate to be on May 30, 2001, the interest rate on all of the notes whether exchanged or not will be reduced from 8 5/8% to 8 1/8%. The resulting annual interest savings will be $1.2 million.

    Increase in Senior Credit Facility.  In the first quarter of 2001, pursuant to the terms of our Senior Credit Facility, we requested and Westar Industries approved a $40.0 million increase in the commitment under the facility.

    Retirement of Additional Debt.  In the first quarter of 2001, we purchased from Westar Industries $66.1 million face value of our bonds for $45.2 million. We also purchased $17.5 million face value of our bonds in the open market for $9.6 million. As a result of these transactions, an extraordinary gain of $18.3 million, net of tax was recognized.

    Share Repurchase.  In the first quarter of 2001, we purchased 13,712,704 shares of our common stock for $15.0 million, of which 11,532,104 shares were purchased from Westar Industries for $12.6 million. The purchases from Westar Industries maintained its proportionate ownership of our outstanding common stock.

    Customer Creation and Marketing.  In the first quarter of 2001, our North America segment added 15,182 customers but the net number of customers decreased by 29,874 accounts compared to 13,729 customers added and a net decrease of 26,246 customers for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, Multifamily added 13,277 customers, with its net number of customers increasing by 8,392 accounts compared to 7,868 customers added and a net increase of 2,043 customers in the quarter ended March 31, 2000.

    Our current customer acquisition strategy relies on a mix of internal sales, "tuck-in" acquisitions and dealers. The number of accounts being purchased through our dealer program decreased from 9,391 in the first quarter of 2000 to 2,231 in the first quarter of 2001. In the first quarter of 2001 the dealer program accounted for 14.7% of all customer additions compared to 68.4% in the first quarter of 2000. In February 2000, we started a commission only internal sales program, with a goal of acquiring accounts at a cost lower than our external programs. We currently have a commissioned sales force of over 300 persons. This program utilizes our existing branch infrastructure in approximately 70 markets. The internal sales program generated 12,951 accounts and 4,041 accounts in the first quarter of 2001 and 2000, respectively. Our Multifamily segment utilizes a salaried and commissioned sales force to produce new accounts. We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

    Attrition.  Subscriber attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of certain adjustments, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. We expect adjustments to lost accounts for purchase holdbacks will be lower in the future because we are purchasing fewer accounts in the types of transactions that create holdbacks and we have extinguished a substantial portion of our purchase holdback reserve. We do not reduce the gross accounts lost during a period by "move in" accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

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

    Customer attrition by business segment for the three months ended March 31, 2001 and 2000 is summarized below:

	Customer Account Attrition
	March 31, 2001		March 31, 2000
	Annualized First Quarter	Trailing Twelve Month	Annualized First Quarter	Trailing Twelve Month
North America	16.2%	16.4%	11.9%	16.1%
Multifamily	6.3%	8.5%	7.9%	8.3%
Total Company*	13.9%	14.7%	11.1%	14.3%

*
Does not include Europe segment which was sold February 29, 2000.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

    We separate our business into two reportable segments: North America and Multifamily. North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States and Canada. Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

North America Segment

    We present the table below for comparison of our North America operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended March 31,
	2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$79,104	95.3%	$93,167	96.4%
Other	3,893	4.7	3,511	3.6

Total revenues	82,997	100.0	96,678	100.0
Cost of revenues:
Monitoring and related services	25,788	31.1	28,125	29.1
Other	3,861	4.6	3,224	3.3

Total cost of revenues	29,649	35.7	31,349	32.4

Gross profit	53,348	64.3	65,329	67.6
Selling expense	4,270	5.1	1,221	1.3
General and administrative expense	23,271	28.1	25,040	25.9
Acquisition and transition expense	1,609	1.9	4,145	4.3
Amortization of intangibles and depreciation expense	46,473	56.0	52,254	54.1
Severance and other nonrecurring expense	419	0.5	3,050	3.1

Operating income (loss)	$(22,694)	(27.3)%	$(20,381)	(21.1)%

    2001 Compared to 2000.  We had a net decrease of 29,874 customers in the first quarter of 2001 as compared to a net decrease of 26,246 customers in the first quarter of 2000. The average customer base for the first quarter of 2001 and 2000 was 1,048,178 and 1,191,519, respectively, or a decrease of 143,341 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition. We expect that this trend will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on the completion of our current infrastructure projects, the development of cost effective marketing programs, and the generation of positive cash flow.

    Further analysis of the change in the North American account base between the two periods is discussed below. The "Conversion adjustments" line item reflects the impact on the calculation of our customer base from the conversion of our Wichita and Hagerstown monitoring and billing systems to our new technology platform, referred to as MAS®, or Monitored Automation Systems. We anticipate further such adjustments, which could be either positive or negative, from the conversion of our Beaverton and Irving, Texas monitoring stations to MAS® later this year. The move of our Hagerstown monitoring station to Wichita coincided with this conversion as will the move of our Beaverton monitoring station (also to Wichita) which is expected to occur in June of this year.

	Three Months Ended March 31,
	2001	2000
Beginning Balance, January 1,	1,063,115	1,204,642
Additions	15,182	13,729
Conversion adjustments	3,320	—
Customer losses not guaranteed with holdback put backs	(42,487)	(35,526)
Customer losses guaranteed with holdback put backs and other	(5,889)	(4,449)

Ending Balance, March 31,	1,033,241	1,178,396

Annualized quarterly attrition	16.2%	11.9%

    Monitoring and related service revenues decreased approximately $14.1 million or 15.1% in the first quarter of 2001 compared to the first quarter of 2000 primarily due to the decline in our customer base. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

    Other revenues consist primarily of revenues generated from our internal installations of new alarm systems. These revenues consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers. In the first quarter of 2001, these revenues increased by approximately $0.4 million or 10.9% from the first quarter of 2000.

    Cost of monitoring and related services revenues for the first quarter of 2001 decreased by $2.3 million, or 8.3%, to $25.8 million from $28.1 million for the first quarter of 2000. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Costs of monitoring and related services revenues as a percentage of the related revenues increased to 32.6% in the first quarter of 2001 from 30.2% in the first quarter of 2000. Although we have reduced certain costs we have not been able to achieve cost reductions at the same rate as our decline in revenues.

    Cost of other revenues was $0.6 million or 19.8% greater than in the first quarter of 2000. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers. These costs as a percentage of installation and rental revenues were 99.2% for the first quarter of 2001 as compared to 91.8% for the first quarter of 2000.

    Selling expenses increased $3.1 million from $1.2 million in the first quarter of 2000 to $4.3 million in the first quarter of 2001. The increase is generally due to an increase in the internal sales force and the resulting increase in sales commissions, wages and benefits and support costs.

    General and administrative expenses decreased $1.8 million from $25.0 million in the first quarter of 2000 to $23.2 million in the first quarter of 2001. This decrease is generally comprised of a decrease in bad debt expense of approximately $2.4 million primarily due to increased collection efforts. As a percentage of total revenues, general and administrative expenses increased in the first quarter of 2001 because the decrease in expenses was proportionately less than the decrease in revenues.

    Acquisition expenses generally decreased due to the reduced level of account acquisitions from dealers in the first quarter of 2001 as compared to 2000. In the first quarter of 2001 we acquired 2,231 accounts through our dealer program as compared to 9,391 in the first quarter of 2000.

    Amortization of intangibles and depreciation expense for the first quarter of 2001 decreased by $5.8 million, or 11.1%, to $46.5 million from $52.3 million in the first quarter of 2000. This decrease reflects a reduction in depreciation expense of $3.8 million primarily related to the accelerated depreciation of the billing and general ledger system used in 2000, and a reduction in subscriber amortization expense of $1.5 million related to the declining balance method of amortization utilized. The remaining $0.5 million decrease is from goodwill amortization and is due to adjustments made to goodwill in 2000 to reflect utilization of tax net operating losses.

    Other charges of $0.4 million in the first quarter of 2001 consisted primarily of costs relating to the consolidation of the Hagerstown customer service center into our Wichita customer service center and for the first quarter of 2000 consisted of $1.5 million for officer's severance and $1.6 million for expenses relating to the sale of the European operations.

    Interest expense, net for the first quarter was $14.3 million and $18.4 million for 2001 and 2000, respectively. This decrease is due to the decrease in debt from $1.1 billion at January 1, 2000 to $644 million at March 31, 2001. The largest portion of this decrease occurred on February 29, 2000 after the sale of our European operations.

Multifamily Segment

    We present the table below for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended March 31,
	2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$8,689	98.4%	$8,688	85.7%
Other	143	1.6	1,453	14.3

Total revenues	8,832	100.0	10,141	100.0
Cost of revenues:
Monitoring and related services	1,924	21.8	1,935	19.1
Other	161	1.8	1,382	13.6

Total cost of revenues	2,085	23.6	3,317	32.7

Gross profit	6,747	76.4	6,824	67.3
Selling expense	475	5.4	676	6.7
General and administrative expenses	1,943	22.0	2,026	20.0
Amortization of intangibles and depreciation expense	4,000	45.3	3,834	37.8

Operating income	$329	3.7%	$288	2.8%

    2001 Compared to 2000.  We had a net increase of 8,392 customers in the first quarter of 2001 as compared to a net increase of 2,043 customers in the first quarter of 2000. The average customer base was 312,153 for the first quarter of 2001 compared to 295,892 for the first quarter of 2000. The change in Multifamily's customer base for the period is shown below.

	Three Months Ended March 31,
	2001	2000
Beginning Balance, January 1,	307,957	294,960
Additions, net of holdback put backs	13,277	7,868
Customer losses, net of holdback put backs	(4,885)	(5,825)

Ending Balance	316,349	297,003

Annualized quarterly attrition	6.3%	7.9%

    Monitoring and related services revenues was $8.7 million in 2001 and 2000. The average customer base increase of 5.5% was offset by a decrease in our recurring monthly revenue ("RMR") per customer. The decrease in RMR per customer is a result of an increase in the number of our customers added during 2000 through outright sales of security systems which have lower RMR than our standard lease contracts which include an additional monthly charge for equipment.

    Other revenues decreased by $1.3 million or 90.2% to $.1 million in 2001 from $1.4 million in 2000 primarily due to a $0.9 million decrease in revenue from outright sales and revenue deferrals of $0.3 million.

    Cost of monitoring and related revenues for the first quarter of 2001 remained consistent with the costs incurred in the first quarter of 2000. This cost as a percentage of associated revenues decreased slightly from 22.2% to 22.1% for the respective periods.

    Cost of other revenues decreased by $1.2 million from $1.4 million to $0.2 million in the first quarter of 2001 due to the decrease in the number of outright sales and the deferral of $0.4 million in costs.

    Selling expense decreased $0.2 million or 29.7% to $0.5 million in 2001 from $0.7 million in 2000 primarily due to a temporary decline in the sales force and the deferral of $0.1 million in sales expenses related to installations of new accounts.

    General and administrative costs decreased $0.1 million or 4.0% from $2.0 million to $1.9 million in the first quarter of 2001 primarily due to a decrease in travel related costs.

    Amortization of intangibles and depreciation expense for 2001 increased by $0.2 million, or 4.4% to $4.0 million from $3.8 million in 2000. This increase is the result of the larger customer base being amortized.

Liquidity and Capital Resources

    We believe we will have sufficient cash to fund future operations of our business through January 1, 2002 from a combination of cash flow from our security monitoring customer base which generated $28.5 million of positive EBITDA in the first quarter of 2001, possible asset sales and borrowings under our existing Senior Credit Facility, which had approximately $25 million of availability at April 30, 2001. We will need to extend the maturity date of our Senior Credit Facility with Westar Industries or refinance the facility with an unaffiliated lender to have sufficient cash to fund operations after January 1, 2002. There is no assurance we will be able to obtain financing on similar terms with no disruption to our operations or liquidity, or at all.

    The Corporation Commission of the State of Kansas has initiated an investigation into Western Resources' proposed separation of its electric utility businesses from its unregulated businesses, including Westar Industries and us, and other aspects of Western Resources' unregulated businesses.

Among other things, the investigation is expected to focus on the effect of the continued affiliation of Western Resources' unregulated businesses with its electric utility businesses. We are unable to predict the impact, if any, of this investigation on us or the ability of Westar Industries to perform its obligations under, or renew, the Senior Credit Facility or otherwise provide us with funds for our operations.

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

    Operating Cash Flows for the Three Months Ended March 31, 2001.  We used a net $4.3 million in cash flow for operations in the first quarter of 2001. We made $27.2 million in interest payments during the quarter while we incurred only $14.3 million in expense primarily due to the timing of semi-annual payments and we increased tax assets (excluding the tax effect of the extraordinary gain) by $9.8 million.

    Investing Cash Flows for the Three Months Ended March 31, 2001.  We used $6.3 million in cash to install and acquire new accounts and used $0.8 million to acquire fixed assets.

    Financing Cash Flows for the Three Months Ended March 31, 2001.  Financings provided net flows of $19.7 million. We increased our borrowings under the Senior Credit Facility by $91.0 million. We used the proceeds to purchase $83.6 million in face value of our outstanding debt for $54.8 million and to acquire 13,712,704 shares of our outstanding stock for $15.0 million. At March 31, 2001 the Senior Credit Facility had a weighted average interest rate of 9.2% and an outstanding balance of $135.0 million.

    Debt and Equity Repurchase Plans.  We may from time to time purchase our debt and equity securities in the open market or through negotiated transactions. The timing and terms of purchases, and the amount of debt or equity actually purchased will be determined based on market conditions and other factors.

    Material Commitments.  We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of March 31, 2001:

Debt Security	Maturity Date	Amount
		(in thousands)
Convertible Senior Subordinated Notes(a)	September 2003	$23,785
Senior Subordinated Discount Notes	June 2005	39,761
Senior Unsecured Notes	August 2005	204,650
Senior Subordinated Notes	January 2009	238,240
Senior Credit Facility	January 2002	135,000

		$641,436

(a)
These notes are convertible into Protection One common stock at a price of $11.19 per share, which is currently above the price at which our shares are traded in the public stock markets.

    We are in compliance with the financial covenants under the Senior Credit Facility and the indentures for the first quarter of 2001.

    Credit Ratings.  As of April 30, 2001, the major rating agencies carried the following ratings on our outstanding public debt:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	B+	B-	Negative
Moody's	B3	Caa2	Negative
Fitch	B	CCC+	Negative

    On April 24, 2001 Fitch downgraded its ratings on our outstanding securities citing concerns regarding our declining financial performance, limited financial flexibility and execution risk surrounding our operating strategy. In general, declines in our credit ratings make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

    Capital Expenditures.  We are evaluating our budgeted estimated capital expenditures for 2001 and our estimates for 2002 and 2003 previously discussed in our Form 10-K for the year ended December 31, 2000. We currently do not have new estimates however, we anticipate such estimates will be reduced upon the completion of our evaluation. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented. We believe that our capital requirements will be met in 2001 through the use of internally generated funds and drawings under our Senior Credit Facility. In subsequent years, we anticipate that these capital requirements will be met through the use of internally generated funds, asset sales, the Senior Credit Facility or external financings. See "Liquidity and Capital Resources" above.

Tax Matters

    We have a tax sharing agreement with Western Resources which allows us to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return. If Western Resources completes its proposed transaction with Public Service Company of New Mexico, including the split-off of Westar Industries, we would no longer be able to file taxes on a consolidated basis with Western Resources. As a result, a substantial portion of our net deferred tax assets of $80.1 million at March 31, 2001 would likely not be realizable and we would likely not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets determined not to be realizable. This charge could be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has not experienced any significant changes in its exposure to market risk since December 31, 2000. For additional information on the Company's market risk, see Item 7A of the Form 10-K for the year ended December 31, 2000.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Information relating to legal proceedings is set forth in Note 5 of the Notes to Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated by reference.

Exhibit Number	Exhibit Description
10.1	Employment Agreement dated as of April 16, 2001 between Protection One, Inc. and Richard Ginsburg.
(b)
During the quarter ended March 31, 2001, the Company filed one Current Report on Form 8-K dated February 13, 2001, reporting the Company's 2000 year-end results.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2001	PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.
		By:	/s/ ANTHONY D. SOMMA Anthony D. Somma Chief Financial Officer

Exhibit List

Exhibit Number	Exhibit Description
10.1	Employment Agreement dated as of April 16, 2001 between Protection One, Inc. and Richard Ginsburg.

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
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
Exhibit List