Form 10-Q
period 2001-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2001-08-14
CIK 916230, 916310

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 3, 2001, Protection One, Inc. had outstanding 100,368,301 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this Form 10-Q are forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we believe, anticipate, expect or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations, or goals. All such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Please refer to "Risk Factors" in our Form 10-K for the year ended December 31, 2000 with respect to such risks and uncertainties. Such statements address future events and conditions concerning capital expenditures, earnings, restructuring our customer acquisition channels, litigation, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt and other restrictive covenants, interest, ability to enter new markets successfully and capitalize on growth opportunities, and accounting matters. What happens in each case could vary materially from what we expect because of such things as future economic conditions; changes in accounting requirements; litigation; legislative developments; competitive markets; changes in Western Resources' strategic plans including its proposed merger with PNM and separation of its unregulated businesses (including Westar Industries and us) from its regulated utility business; and other circumstances affecting anticipated operations, revenues and costs. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$5,151	$2,740
Restricted cash	1,716	779
Receivables, net	31,295	37,826
Inventories, net	11,381	11,129
Prepaid expenses	3,851	2,652
Related party tax receivable & current deferred tax assets	35,840	31,347
Other	3,952	1,050

Total current assets	93,186	87,523

Property and equipment, net	52,455	49,884
Customer accounts, net	829,971	900,314
Goodwill, net	793,285	829,145
Other	66,593	63,261

Total assets	$1,835,490	$1,930,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$110,241	$530
Accounts payable	4,432	7,164
Accrued liabilities	71,725	60,448
Deferred revenue	46,213	46,704

Total current liabilities	232,611	114,846

Long-term debt, net of current portion	487,111	637,181
Other liabilities	496	645

Total liabilities	720,218	752,672

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.10 par value, 5,000,000 authorized	—	—
Commonstock, $0.01 par value, 150,000,000 shares authorized, 100,420,801 shares and 120,207,987 shares issued and outstanding at June 30, 2001 and December 31, 2000 respectively	1,272	1,270
Additional paid-in capital	1,381,660	1,380,774
Accumulated other comprehensive income, net	(1,240)	(564)
Retained losses	(238,284)	(198,693)
Treasury Stock, at cost, 26,759,772 and 6,826,813 shares at June 30, 2001 and December 31, 2000 respectively	(28,136)	(5,332)

Total stockholders' equity	1,115,272	1,177,455

Total liabilities and stockholders' equity	$1,835,490	$1,930,127

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Revenues:
Monitoring and related services	$171,992	$212,986
Other	7,961	22,965

Total revenues	179,953	235,951
Cost of revenues:
Monitoring and related services	55,167	62,978
Other	7,028	13,409

Total cost of revenues	62,195	76,387

Gross profit	117,758	159,564
Operating expenses:
Selling	9,406	11,086
General and administrative	54,816	65,621
Amortization and depreciation	101,392	118,059
Severance and other	4,695	3,050

Total operating expenses	170,309	197,816

Operating loss	(52,551)	(38,252)
Other (income) expense:
Interest, net	22,407	28,490
Related party interest, net	5,480	4,601
Other	478	(291)

Loss before income taxes & extraordinary gain	(80,916)	(71,052)
Income tax benefit	17,154	17,983

Loss before extraordinary item	(63,762)	(53,069)
Extraordinary gain, net of tax effect of $(13,015) and $(26,531)	24,171	49,273

Net loss	$(39,591)	$(3,796)

Other comprehensive income (loss), net of tax
Unrealized loss on marketable securities, arising during the period	$—	$(1,202)

Reclassification adjustment for losses included in sale of European operations	—	2,830

Net change in unrealized loss on marketable securities	—	1,628

Foreign currency translation loss	(675)	(1,681)
Reclassification adjustment for losses included in sale of European operations	—	2,421

Net change in foreign currency translation loss	(675)	740

Income tax expense	—	(929)

Total other comprehensive income (loss), net of tax	(675)	1,439

Comprehensive income (loss):	$(40,266)	$2,357

Loss per common share	$(0.57)	$(0.41)

Extraordinary gain per common share	$0.21	$0.38

Net income (loss) per common share	$(0.36)	$0.03

Weighted average common shares outstanding (in thousands)	111,065	126,970

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2001	2000
Revenues:
Monitoring and related services	$84,199	$96,815
Other	3,926	4,413

Total revenues	88,125	101,228
Cost of revenues:
Monitoring and related services	27,455	29,216
Other	3,006	3,299

Total cost of revenues	30,461	32,515

Gross profit	57,664	68,713
Operating expenses:
Selling	4,661	2,719
General and administrative	27,994	28,581
Amortization and depreciation	50,919	56,551
Severance and other	4,276	—

Total operating expenses	87,850	87,851

Operating income (loss)	(30,186)	(19,138)
Other (income) expense:
Interest, net	10,517	12,521
Related party interest, net	3,079	1,089
Other	498	(8)

Loss before income taxes & extraordinary gain	(44,280)	(32,740)
Income tax benefit	7,339	8,557

Loss before extraordinary item	(36,941)	(24,183)
Extraordinary gain, net of tax effect of $(3,137) and $(9,340)	5,826	17,347

Net loss	$(31,115)	$(6,836)

Other comprehensive income (loss), net of tax
Unrealized foreign currency translation	934	(267)
Comprehensive loss	$(30,181)	$(7,103)

Loss per common share	$(0.35)	$(0.18)

Extraordinary gain per common share	$0.06	$0.13

Net loss per common share	$(0.29)	$(0.05)

Weighted average common shares outstanding (in thousands)	105,907	126,952

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flow from operating activities:
Net loss	$(39,591)	$(3,796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Extraordinary gain	(24,171)	(49,273)
Loss on sale of certain customer accounts	428	—
Amortization and depreciation	101,392	118,059
Amortization of debt costs and premium	662	(2,469)
Deferred income taxes	(11,144)	(18,524)
Provision for doubtful accounts	3,580	10,592
Other	310	(3,512)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	1,556	3,980
Other assets	(16,522)	(10,212)
Accounts payable	(2,628)	(133)
Other liabilities	13,099	(11,216)

Net cash provided by operating activities	26,971	33,496

Cash flows from investing activities:
Installations and purchases of new accounts, net	(13,920)	(20,943)
Purchase of property and equipment, net	(3,918)	(7,591)
Proceeds from sale of certain customer accounts	19,165	—
Related party sale of European operations	—	183,025

Net cash provided by investing activities	1,327	154,491

Cash flows from financing activities:
Payments on long-term debt	(67,622)	(46,518)
Proceeds from long term-debt	495	6,087
Borrowings from (repayments on) Senior Credit Facility	66,000	(155,000)
Purchase of Treasury Stock	(22,804)	(801)
Issuance costs and other	(1,049)	160
Funding from parent	(536)	3,473

Net cash used in financing activities	(25,516)	(192,599)

Effect of exchange rate changes on cash and equivalents	(371)	183

Net increase (decrease) in cash and cash equivalents	2,411	(4,429)
Cash and cash equivalents:
Beginning of period	2,740	7,658

End of period	$5,151	$3,229

Cash paid for interest	$31,040	$40,469

Cash paid for taxes	$92	$293

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

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Consolidation and Interim Financial Information:

    Protection One, Inc., a Delaware corporation ("Protection One" or the "Company") is a publicly traded security alarm monitoring company. Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business customers. Westar Industries, Inc. ("Westar Industries"), a wholly owned subsidiary of Western Resources, Inc. ("Western Resources"), owns approximately 87% of the Company's common stock.

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

    In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to prior year information to conform with the current year presentation.

2. Related Party Transactions

    The Company had outstanding borrowings under the Senior Credit Facility with Westar Industries of $110.0 million and $44.0 million at June 30, 2001 and December 31, 2000, respectively. In the second quarter of 2001, the Company requested and Westar Industries agreed to modifications to the Senior Credit Facility which excluded from EBITDA the costs associated with certain work force reductions and office consolidations. In addition, the leverage ratio was amended to increase the maximum ratio to 5.75 to 1.0 and the interest coverage ratio was amended to decrease the minimum ratio to 2.1 to 1.0.

    The Company accrued interest expense of $2.8 million and $4.5 million and made interest payments of $2.9 million and $4.4 million on borrowings under the facility for the three and six months ended June 30, 2001, compared to interest expense of $1.1 million and $4.6 million for the three and six months ended June 30, 2000.

    In the first quarter of 2001, the Company purchased from Westar Industries $66.1 million face value of the Company's bonds for $45.2 million. As a result of this transaction, an extraordinary gain of $13.4 million, net of tax was recognized.

    The Company acquired 3,149,255 shares of its common stock at market prices from Westar Industries in the second quarter of 2001 for $3.9 million and acquired 14,681,359 shares of its common stock at market prices from Westar Industries in the six months ended June 30, 2001 for $16.5 million. The Company reports these shares as treasury stock, at cost, in the equity section of the accompanying balance sheet. Following the purchases from Westar Industries in June 2001, the shares of the

Company's common stock owned by Westar Industries represented approximately 87% of the outstanding shares. In June 2001, the Company and Western Resources amended the Contribution Agreement dated as of July 30, 1997 to permit the ownership of the Company's outstanding common stock to exceed 85% to the extent necessary for Western Resources' beneficial ownership to represent up to but not exceeding 81% of the outstanding shares on a fully diluted basis.

    The Company had a receivable balance of $9.4 million and $3.2 million at June 30, 2001 and December 31, 2000, respectively, relating to a tax sharing agreement with Western Resources. During 2000, the Company received $20.3 million and $28.6 million from Western Resources under the tax sharing agreement for the tax years 1998 and 1999, respectively. See Note 7 for further discussion relating to income taxes.

    Western Resources provides administrative services to the Company pursuant to services agreements, including accounting, tax, audit, human resources, legal, facilities and technology services. Charges of approximately $2.8 million and $5.2 million were incurred for the three and six months ended June 30, 2001, compared to charges of approximately $1.6 million and $2.4 million for the three and six months ended June 30, 2000. The Company had a net intercompany balance due to Western Resources primarily for these services of $0.9 million and $1.2 million at June 30, 2001 and December 31, 2000, respectively.

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

    Recognition of gain or loss on the acquisition and retirement of the Company's debt securities from Westar Industries was also impacted because the parties were related. The Company increased Additional Paid-In Capital $12.8 million in 2000 and $0.4 million for the six months ended June 30, 2001, to reflect the change in the amount that would have been considered a gain had the parties not been related.

3. Customer Accounts:

    The following reflects the changes in the Company's investment in customer accounts (at cost) for the following periods (in thousands):

	Six Months Ended June 30, 2001	Year Ended December 31, 2000
Beginning customer accounts, net	$900,314	$1,122,585
Acquisition of customer accounts, net	6,970	45,588
Amortization of customer accounts, net	(68,980)	(147,871)
Sale of European operations	—	(107,806)
Sale of accounts	(7,353)	—
Purchase holdbacks and other	(980)	(12,182)

Total customer accounts	$829,971	$900,314

    Accumulated amortization of the investment in customer accounts at June 30, 2001 and December 31, 2000 was $512.7 million and $447.7 million respectively.

4. Debt:

    During the first six months of 2001, the Company's borrowings under the Senior Credit Facility increased by $66.0 million and the Company's other outstanding long-term debt decreased by $106.1 million. The Company used available cash along with the $66.0 million in borrowings to purchase outstanding long-term debt for $67.3 million, acquire additional treasury stock for $22.8 million and make interest payments of approximately $31.0 million during the six months ended June 30, 2001. Extraordinary gain from extinguishment of debt securities was $24.2 million, net of tax of $13.0 million and $49.3 million, net of tax of $26.5 million for the first six months of 2001 and 2000, respectively.

    As of June 30, 2001, and December 31, 2000, total borrowings under the Senior Credit Facility were $110.0 million and $44.0 million, respectively. The remaining availability under this facility as of June 30, 2001 and December 31, 2000 was $45.0 million and $71.0 million, respectively. The Senior Credit Facility currently expires on January 2, 2002. The Company expects to renew the facility with Westar Industries unless efforts to replace the facility with financing from an unaffiliated third party lender are successful. The success of these efforts will depend on improvements in the Company's financial performance. The Kansas Corporation Commission has issued an order prohibiting Western Resources from borrowing to make loans or capital contributions to Westar Industries. This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility. The Company would face significant liquidity issues if it were unable to renew the Senior Credit Facility with Westar Industries or if Westar Industries was unable to fund its obligations under the Senior Credit Facility.

    The Company's ability to borrow under the facility is subject to compliance with certain financial covenants including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0. At June 30, 2001, the ratios were approximately 4.8 to 1.0 and 2.3 to 1.0, respectively.

    The indentures governing the Company's outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company's ability to incur indebtedness. The Company is in compliance with all covenants contained in these indentures.

5. Commitments and Contingencies:

    The Company, its subsidiary Protection One Alarm Monitoring, and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, Alec Garbini, et al v. Protection One, Inc., et al., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through February 2, 2001. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserted claims against Western Resources and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 4, 2001, the District Court dismissed plaintiff's claims under Section 10(b) and 20(a) of the Securities Exchange Act. The Court granted plaintiffs leave to replead such claims. The Court also dismissed all claims brought on behalf of bondholders with prejudice. The Court also dismissed plaintiff's claims against Arthur Andersen. The plaintiffs subsequently moved for reconsideration of the Court's order insofar as it did not give plaintiffs permission to replead their claims against Arthur Andersen. After that motion is decided by the Court, plaintiffs will file a new amended complaint. The Company intends to vigorously defend against this action. The Company cannot predict the impact of this litigation which could be material.

    Six former Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. On June 23, 2000, the Court denied plaintiffs' motion to have collective arbitration. On or about October 4, 2000, notwithstanding the Court's denial of plaintiffs' motion to have collective arbitration, the six former dealers filed a Motion to Compel Consolidated Arbitration with the American Arbitration Association ("AAA"). On November 21, 2000, the AAA denied the dealers' motion and advised they would proceed on only one matter at a time. As of July 31, 2001, no dealer has proceeded with arbitration.

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

    On April 2, 2001, Monitoring was served with a demand for arbitration by Cynthia L. Russell and Active Alert Security, Inc. ("Claimants") before the AAA wherein Claimants are seeking approximately $1.0 million, additional unspecified amounts for lost profits, interest and attorneys fees, due to alleged defaults by Monitoring under one or more dealer agreements. The matter is awaiting arbitration.

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

    On October 6, 2000, the Company filed claims alleging fraud, willful misconduct and breach of contract against Crimebusters, et al in the United States District Court for the District of Connecticut, Protection One Alarm Monitoring, Inc. v Crimebusters, Inc., First Federal Security Systems, Inc. and Anthony Perrotti, Jr., Civil Action No. 300CV-1932DJS. On May 29, 2001, the District Court dismissed the lawsuit. The Company has appealed the dismissal order, and the appeal is presently pending before the United States Court of Appeals for the Second Circuit (No. 01-7786). The Company has requested the arbitration action be dismissed or indefinitely stayed pending the resolution of this litigation. The ultimate outcome cannot presently be determined and the Company cannot currently predict the impact of this litigation which could be material.

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

    Potential impairment charge relating to the planned adoption on January 1, 2002 of a new statement regarding a new accounting standard for the treatment of goodwill in a business combination. The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes a new accounting standard for the treatment for goodwill. The new standard continues to require recognition of goodwill as an asset in a business combination but does not permit amortization as currently required by APB Opinion No. 17, "Intangible Assets." Effective January 1, 2002 the new standard requires that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired the Company would be required to record a non-cash charge against income which would be recorded as the cumulative effect of a change in accounting principle. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds its estimated fair value. Also effective January 1, 2002, goodwill will no longer be amortized as is required under current accounting standards. Under the new standard any subsequent impairment test on the Company's customer accounts will be performed on the customer accounts alone rather than in conjunction with goodwill utilizing an undiscounted cash flow test pursuant to SFAS No. 121.

    At June 30, 2001, the Company's intangible assets included $793.3 million in goodwill and $830.0 million in customer accounts. These intangible assets together represented 88.4% of the book value of its total assets. The Company recorded $24.6 million and $27.1 million in goodwill amortization expense for the six-months ended June 30, 2001 and 2000, respectively.

    The Company has not yet performed tests for impairment under the new standard. When tests are performed, the Company believes it is probable that it will be required to record a non-cash impairment charge. The amount will not be known until the tests are performed, but the Company believes the amount will be material and could be a substantial portion of its intangible assets. This impairment charge will have a material adverse effect on the Company's results of operation and could have a material adverse effect on its business and financial condition.

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

Six Months Ended June 30, 2001
(Dollars in thousands)

	North America(1)	Multifamily	Consolidated
Revenues	$162,073	$17,880	$179,953
EBITDA	44,957	8,579	53,536
Amortization and depreciation expense	93,356	8,036	101,392
Severance and other expense	4,695	—	4,695
Operating income (loss)	(53,094)	543	(52,551)
Capital expenditures for new accounts	11,347	2,573	13,920

Six Months Ended June 30, 2000
(Dollars in thousands)

	North America(1)	Multifamily	Europe(2)	Consolidated
Revenues	$188,456	$19,591	$27,904	$235,951
EBITDA	68,220	8,237	6,400	82,857
Amortization and depreciation expense	104,920	7,719	5,420	118,059
Severance and other expense	3,050	—	—	3,050
Operating income (loss)	(39,750)	518	980	(38,252)
Capital expenditures for new accounts	15,622	3,010	2,311	20,943

Three Months Ended June 30, 2001
(Dollars in thousands)

	North America(3)	Multifamily	Consolidated
Revenues	$79,077	$9,048	$88,125
EBITDA	20,760	4,249	25,009
Amortization and depreciation expense	46,884	4,035	50,919
Severance and other expense	4,276	—	4,276
Operating income (loss)	(30,400)	214	(30,186)
Capital expenditures for new accounts	6,363	1,207	7,570

Three Months Ended June 30, 2000
(Dollars in thousands)

	North America(3)	Multifamily	Consolidated
Revenues	$91,777	$9,451	$101,228
EBITDA	33,297	4,116	37,413
Amortization and depreciation expense	52,666	3,885	56,551
Severance and other expense	—	—	—
Operating income (loss)	(19,369)	231	(19,138)
Capital expenditures for new accounts	5,799	1,964	7,763

(1)
Includes allocation of holding company expenses reducing EBITDA by $2.7 million and $3.2 million for the six months ended June 30, 2001 and 2000, respectively.

(2)
The European operations were sold to Westar Industries on February 29, 2000. See Note 2, "Related Party Transactions."

(3)
Includes allocation of holding company expenses reducing EBITDA by $1.2 million and $1.6 million for the three months ended June 30, 2001 and 2000, respectively.

7. Income Taxes:

    The income tax benefit recorded for the six-month period ended June 30, 2001 is approximately 21% of the pre-tax loss. The difference between the expected annual effective rate and the federal statutory rate of 35% is primarily attributable to non-deductible goodwill. The Company has a tax sharing agreement with Western Resources which allows it to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return. If Western Resources were to complete its proposed transaction with Public Service Company of New Mexico, including the split-off of Westar Industries, the Company would no longer be able to file taxes on a consolidated basis with Western Resources. As a result, a substantial portion of the Company's net deferred tax assets of $83.0 million at June 30, 2001 would likely not be realizable and the Company would likely not be in a position to record a tax benefit for losses incurred. The Company would be required to record a non-cash charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge could be material.

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

Overview

    Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to approximately 1.3 million customers as of June 30, 2001. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers.

Summary of Significant Matters

    Net Loss.  We incurred a net loss of $57.2 million for the year ended December 31, 2000 and a net loss of $39.6 million in the first six-months of 2001. This net loss reflects a decline in revenues and substantial charges incurred by us for amortization of customer accounts and goodwill and interest incurred on indebtedness. We do not expect to have earnings in the foreseeable future.

    Potential impairment charge relating to the planned adoption on January 1, 2002, of a new accounting standard for treatment of goodwill in a business combination. The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes a new accounting standard for the treatment for goodwill. The new standard continues to require recognition of goodwill as an asset in a business combination but does not permit amortization as currently required by APB Opinion No. 17, "Intangible Assets." Effective January 1, 2002 the new standard requires that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired we would be required to record a non-cash charge against income which would be recorded as the cumulative effect of a change in accounting principle. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds its estimated fair value. Also effective January 1, 2002, goodwill will no longer be amortized as is required under current accounting standards. Under the new standard any subsequent impairment test on our customer accounts will be performed on the customer accounts alone rather than in conjunction with goodwill utilizing an undiscounted cash flow test pursuant to SFAS No. 121.

    At June 30, 2001, our intangible assets included $793.3 million in goodwill and $830.0 million in customer accounts. These intangible assets together represented 88.4% of the book value of our total assets. We recorded $24.6 million and $27.1 million in goodwill amortization expense for the six-months ended June 30, 2001 and 2000, respectively.

    We have not yet performed tests for impairment under the new standard. When tests are performed, we believe it is probable that we will be required to record a non-cash impairment charge. The amount will not be known until the tests are performed, but we believe the amount will be material and could be a substantial portion of our intangible assets. This impairment charge will have a material adverse effect on our results of operation and could have a material adverse effect on our business and financial condition.

    Streamlining of operations.  We continue our efforts to streamline our business operations and improve operating efficiencies. We merged our Hagerstown, Maryland customer service center which monitored nearly 60,000 customers and our Beaverton, Oregon customer service center which monitored nearly 300,000 customers into our Wichita, Kansas customer service center during the first six-months of 2001. The Wichita customer service center now monitors approximately 520,000 customers. Additionally, in May we discontinued our National Accounts and Patrol divisions both of which had been operating at a loss. In June, we sold certain customer accounts which we believed were not part of our core business. In June, we also eliminated 180 positions from a variety of departments. These consolidations and other cost cutting measures resulted in a total reduction of approximately 400 positions. For the three and six-months ended June 30, 2001, we incurred $4.3 million and $4.7 million in nonrecurring costs relating primarily to these actions.

    Western Resources Transactions.  On November 9, 2000, Western Resources announced that it had entered into an agreement with Public Service Company of New Mexico providing for the purchase of Western Resources' electric utility business in a stock-for-stock transaction. Immediately prior to the consummation of this transaction, Western Resources would split-off its then interest in Westar Industries to its shareholders. Westar Industries' is principally engaged in the monitored security business through its approximate 87% ownership interest in us and its 100% ownership interest in Protection One Europe (formerly our Europe segment). Westar Industries also holds an approximate 45% ownership interest in ONEOK, Inc., a Tulsa-based natural gas company, a receivable from Western Resources in the amount of $117.5 million at June 30, 2001, an approximate 17% common stock interest in Western Resources and other investments.

    In May 2001, the Kansas Corporation Commission opened an investigation into the split-off of Westar Industries from Western Resources and a proposed rights offering by Westar Industries for shares of its common stock.  In July 2001, the Kansas Corporation Commission issued an order which, among other things, prohibited the rights offering and raised questions as to the status of the proposed split-off of Westar Industries, although the Kansas Corporation Commission noted that it was not disapproving the Public Service Company of New Mexico transaction or a split-off of Westar Industries. On July 26, 2001, Public Service Company of New Mexico and Western Resources issued a joint press release announcing their belief that, if recent orders issued by the Kansas Corporation Commission remained in place, the proposed transaction would be difficult to complete as presently structured and that they intend to meet to discuss possible modifications to the transaction that will make it possible to obtain necessary regulatory approvals. On August 13, 2001 PNM issued a press release announcing that Western Resources had discontinued discussions and stating that an order issued by the Kansas Corporation Commission reducing Western Resources' rates could result in the failure of a significant condition to the transaction. Western Resources disagrees with these statements.

We are unable to predict the outcome of these discussions or whether or when the proposed transactions may occur.

    Potential write down of deferred tax assets.  Western Resources makes payments to us for current tax benefits utilized by Western Resources in its consolidated tax return pursuant to a tax sharing agreement. If Western Resources completes its proposed transaction with Public Service Company of New Mexico, including the split-off of Westar Industries, we would no longer be able to file taxes on a consolidated basis with Western Resources. As a result, a substantial portion of our net deferred tax assets of $83.0 million at June 30, 2001 would likely not be realizable and we would likely not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.

    Registration of Senior Subordinated Notes.  As a result of the completion of a registered offer to exchange a new series of 8 1/8% Series B Senior Subordinated Notes for a like amount of our outstanding 8 1/8% Senior Subordinated Notes, effective June 1, 2001 the annual interest rate on all of such outstanding notes decreased from 8 5/8% to 8 1/8%. At the time of the exchange, the resulting annual interest savings would be $1.2 million.

    Amendment to Senior Credit Facility..  In the second quarter of 2001, we requested and Westar Industries agreed to modifications to the Senior Credit Facility which excluded from EBITDA the costs associated with certain work force reductions and office consolidations. In addition, the leverage ratio was amended to increase the maximum ratio to 5.75 to 1.0 and the interest coverage ratio was amended to decrease the minimum ratio to 2.1 to 1.0.

    Retirement of Additional Debt..  In the first quarter of 2001, we purchased $83.6 million face value of our bonds for $54.8 million. As a result, an extraordinary gain of $18.3 million, net of tax was recognized. In the second quarter of 2001, we purchased $21.8 million face value of our bonds in the open market for $12.5 million resulting in an extraordinary gain of $5.8 million, net of tax. In July 2001, we purchased an additional $5 million of our bonds in the open market for $2.9 million resulting in an extraordinary gain of $1.3 million, net of tax.

    Share Repurchase.  In the first quarter of 2001, we purchased 13,712,704 shares of our common stock for $15.0 million, of which 11,532,104 shares were purchased from Westar Industries for $12.6 million. In the second quarter of 2001, we purchased 6,220,255 shares of our common stock for $7.8 million, of which 3,149,255 shares were purchased from Westar Industries for $3.9 million. In July 2001, we purchased an additional 52,500 shares of our common stock in open market purchases. As of August 6, 2001, we had authority from our board of directors to purchase an additional approximately 11.2 million shares of our common stock. The purchases from Westar Industries mainatain its proportionate ownership interest in our common stock. See Note 2 of the Notes to Consolidated Financial Statements.

    Customer Creation and Marketing.  For the three and six months ended June 30, 2001, our North America segment added 14,348 and 29,530 accounts, respectively, although our net number of accounts decreased by 54,753 and 84,627 accounts, respectively. These decreases include 7,878 accounts that were included in the sale of certain customer accounts and 1,562 accounts that were part of our Patrol business that we discontinued in May 2001. These decreases also reflect 15,532 accounts that were combined with related existing accounts in the conversion of our Beaverton, Oregon customer service center. Our Beaverton billing and monitoring systems reported accounts based on number of contracts. Our new billing and monitoring system, referred to as MAS®, or Monitored Automation Systems, reports sites for which we provide service regardless of whether we have separate contracts to provide multiple services at that site. For the three and six months ended June 30, 2000, our North America segment added 11,259 and 24,988 accounts, respectively, and our net number of accounts decreased by 35,866 and 62,112 accounts, respectively. Multifamily added 6,810 and 20,087 accounts for the three and six-months ended June 30, 2001, respectively, with its net number of accounts increasing by 2,966 accounts and 11,358 accounts, respectively. For the three and six months ended June 30, 2000, Multifamily added 11,252 and 19,120 accounts, respectively, and its net number of accounts decreased by 665 accounts and increased by 1,378 accounts, respectively.

    Our current customer acquisition strategy relies primarily on internally generated sales and occasional "tuck-in" acquisitions. In June, we notified our remaining dealers that we are discontinuing our dealer program and therefore will not be extending or renewing their contracts. The number of accounts being purchased through our dealer program decreased from 14,334 in the first six-months of 2000, to 4,777 in the first six-months of 2001. In the first six-months of 2000, the dealer program accounted for 57% of all customer additions compared to 16% in the first six-months of 2001. In February 2000, we started a commission only internal sales program with a goal of acquiring accounts at a cost lower than our external programs. We currently have a commissioned sales force of over 400 persons. This program utilizes our existing branch infrastructure in approximately 70 markets. The internal sales program generated 19,581 accounts and 10,237 accounts in the first six-months of 2001 and 2000, respectively. Our Multifamily segment utilizes a salaried and commissioned sales force to produce new accounts. We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

    Attrition.  Subscriber attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of certain adjustments, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. For the quarter ended June 30, 2001 we further reduced gross accounts lost for account dispositions and for adjustments resulting from the conversion of accounts to MAS®. We do not reduce the gross accounts lost during a period by "move in" accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

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

    Customer attrition by business segment for the three months ended June 30, 2001 and 2000 is summarized below:

	Customer Account Attrition
	June 30, 2001		June 30, 2000
	Annualized Second Quarter	Trailing Twelve Month	Annualized Second Quarter	Trailing Twelve Month
North America	14.5%	16.7%	14.2%	15.5%
Multifamily	4.8%	5.8%	16.1%	9.9%
Total Company*	12.2%	14.2%	14.6%	14.4%

*
Does not include Europe segment which was sold February 29, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

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

	Six Months Ended June 30,
	2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$154,434	95.3%	$181,291	96.2%
Other	7,639	4.7	7,165	3.8

Total revenues	162,073	100.0	188,456	100.0
Cost of revenues:
Monitoring and related services	51,200	31.6	55,365	29.4
Other	6,644	4.1	5,793	3.1

Total cost of revenues	57,844	35.7	61,158	32.5

Gross profit	104,229	64.3	127,298	67.5
Selling expense	8,453	5.2	3,301	1.7
General and administrative expense	47,515	29.3	49,318	26.2
Acquisition and transition expense	3,304	2.0	6,459	3.4
Amortization and depreciation expense	93,356	57.6	104,920	55.7
Severance and other expense	4,695	2.9	3,050	1.6

Operating income (loss)	$(53,094)	(32.7)%	$(39,750)	(21.1)%

    2001 Compared to 2000.  We had a net decrease of 84,627 customers in the first half of 2001, including 21,652 customers related to dispositions and conversions, as compared to a net decrease of 62,112 customers in the first half of 2000. We expect that this trend will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on the completion of our current infrastructure projects, cost reductions, the development of cost effective marketing programs, and the generation of positive cash flow.

    Further analysis of the change in the North American account base between the two periods is shown in the table below. The "Conversion adjustments" line item reflects the impact on the calculation of our customer base from the conversion of our Wichita, Hagerstown and Beaverton monitoring and billing systems to our new technology platform, MAS®. These conversion adjustments relate to how a customer is defined and the transition of that definition from one system to another. We anticipate further such adjustments, which could be either positive or negative, from the conversion of our Irving, Texas monitoring station to MAS® later this year.

	Six Months Ended June 30,
	2001	2000
Beginning Balance, January 1	1,063,115	1,204,642
Additions	29,530	24,988
Conversion adjustments	(12,212)	—
Customer losses from dispositions	(9,440)	—
Customer losses not guaranteed with holdback put backs	(78,956)	(76,612)
Customer losses guaranteed with holdback put backs and other	(13,549)	(10,488)

Ending Balance, June 30	978,488	1,142,530

    Monitoring and related service revenues decreased approximately $26.9 million in the first six months of 2001 as compared to the first six months of 2000 primarily due to the decline in our customer base. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

    Other revenues increased by $0.4 million or 6.6% to $7.6 million in 2001 from $7.2 million in 2000. These revenues consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers.

    Cost of monitoring and related services revenues for the first six months of 2001 decreased by $4.2 million, or 7.5%, to $51.2 million from $55.4 million for the first six months of 2000. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease is primarily due to the discontinuation of our Patrol services in May, the decline in our customer base and a reduction of telecommunication costs. Costs of monitoring and related services revenues as a percentage of the related revenues increased to 33.2% in the first six months of 2001 from 30.5% in the first six months of 2000. Although we have reduced certain costs we have not been able to achieve cost reductions at the same rate as our decline in revenues.

    Cost of other revenues increased by $0.8 million from $5.8 million in the first six months of 2000 to $6.6 million in the first six months of 2001. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers. These costs as a percentage of other revenues were approximately 87.0% for the first six months of 2001 as compared to approximately 80.9% for the first six months of 2000.

    Selling expenses increased $5.1 million or 156.1% to $8.4 million in the first six months of 2001 from $3.3 million in 2000. The increase is due to our increased efforts to generate new customers through an internal sales force. Our internal sales force has grown from approximately 100 salespersons at June 30, 2000 to over 400 salespersons at June 30, 2001.

    General and administrative expenses decreased $1.8 million or 4.3% from $49.3 million to $47.5 million in the first half of 2001. The decrease is generally comprised of reductions in bad debt expense of approximately $4.6 million primarily due to increased collection efforts and $0.5 million in telecommunications expense. These decreases were partially offset by increases in outside services of $1.3 million primarily due to additional costs of converting our billing and monitoring systems, $0.8 million in costs associated with the closing of our dealer program and $1.5 million for lease expense relating to computer equipment and software. Our prior practice was to purchase our computer equipment and software and depreciate and amortize accordingly. We now generally lease our computer equipment and certain software and incur lease charges. As a percentage of total revenues, general and administrative expenses increased in the first six months of 2001 because the decrease in expenses was proportionately less than the decrease in revenues.

    Acquisition and transition expenses decreased $3.2 million in the first half of 2001 from $6.5 million to $3.3 million. The decrease is generally due to the reduced level of account acquisitions in the first six months of 2001 as compared to 2000.

    Amortization and depreciation expense for the first six months of 2001 decreased by $11.6 million, or 11.0%, to $93.3 million from $104.9 million. This decrease reflects a reduction in depreciation expense of $7.5 million primarily related to the accelerated depreciation of the billing and general ledger system used in 2000, and a reduction in subscriber amortization expense of $3.1 million related to the declining balance method of amortization utilized. The remaining $1.0 million decrease is from goodwill amortization and is due to adjustments made to goodwill in 2000 to reflect utilization of tax net operating losses.

    Severance and other expense increased $1.7 million, or 53.9%, from $3.0 million to $4.7 million in the first half of 2000 and 2001, respectively. This expense for 2001 is primarily for severance charges incurred in the closing of our Beaverton and Hagerstown customer service centers, the reduction of 180 positions, the discontinuation of the National Accounts and Patrol divisions and the relocation of certain departments. Also included are certain other costs incurred with the closure of facilities. In 2000, these costs were comprised of $1.5 million in officer severance and $1.5 million for costs incurred in the sale of our European operations.

  Multifamily Segment

    We present the table below for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Six Months Ended June 30,
	2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$17,558	98.2%	$17,379	88.7%
Other	322	1.8	2,212	11.3

Total revenues	17,880	100.0	19,591	100.0
Cost of revenues:
Monitoring and related services	3,967	22.2	3,911	20.0
Other	384	2.1	2,112	10.8

Total cost of revenues	4,351	24.3	6,023	30.8

Gross profit	13,529	75.7	13,568	69.2
Selling expense	953	5.3	1,315	6.7
General and administrative expenses	3,997	22.4	4,016	20.5
Amortization and depreciation expense	8,036	45.0	7,719	39.4

Operating income	$543	3.0%	$518	2.6%

    2001 Compared to 2000.  We had a net increase of 11,358 customers in the first six months of 2001 as compared to a net increase of 1,378 customers in 2000. The average customer base was 313,636 for the first six months of 2001 compared to 295,649 for the first six months of 2000. The change in Multifamily's customer base for the period is shown below.

	Six Months Ended June 30,
	2001	2000
Beginning Balance, January 1,	307,957	294,960
Additions, net of holdback put backs	20,087	19,120
Customer losses, net of holdback put backs	(8,729)	(17,742)

Ending Balance	319,315	296,338

    Monitoring and related services revenues was $17.6 million in 2001 compared to $17.4 million in 2000. The average customer base increase of 6.0% was offset by a decrease in our recurring monthly revenue ("RMR") per customer. The decrease in RMR per customer is partly due to an increase in the number of our customers added during 2000 through outright sales of security systems with lower RMR than our standard contracts which include an additional monthly charge for equipment rental and maintenance. The remaining decline in RMR per customer is primarily related to an increasing number of contract renewals which provide for significant contract term extensions and lower RMR.

    Installation and other revenues decreased by $1.9 million or 85.4% to $0.3 million in 2001 from $2.2 million in 2000 primarily due to a $1.3 million decrease in revenue resulting from fewer outright sales and revenue deferrals of $0.6 million.

    Cost of monitoring and related revenues for the first six months of 2001 remained consistent with costs incurred in the first six months of 2000. This cost as a percentage of associated revenues also remained consistent at 22.5% with the respective periods.

    Cost of installation and other revenues decreased by $1.7 million, or 81.8% to $0.4 million in 2001 from $2.1 million in 2000 due to the decline in the number of outright sales and the deferral of $0.6 million in costs.

    Selling expense decreased $0.4 million, or 27.5%, to $0.9 million in 2001 from $1.3 million in 2000 due to a temporary decline in the sales force and a decrease in commission expense resulting from a decline in contract executions.

    General and administrative expenses for the first six months of 2001 remained consistent with the first six months of 2000.

    Amortization and depreciation expense for 2001 increased by $0.3 million, or 4.1% to $8.0 million from $7.7 million in 2000. This increase is the result of the increasing customer base being amortized.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

  North America Segment

    We present the table below for comparison of our North America operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended June 30,
	2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$75,330	95.3%	$88,124	96.0%
Other	3,747	4.7	3,653	4.0

Total revenues	79,077	100.0	91,777	100.0
Cost of revenues:
Monitoring and related services	25,412	32.1	27,240	29.7
Other	2,783	3.6	2,569	2.8

Total cost of revenues	28,195	35.7	29,809	32.5

Gross profit	50,882	64.3	61,968	67.5
Selling expense	4,183	5.3	2,080	2.3
General and administrative expense	24,244	30.6	23,711	25.8
Acquisition and transition expense	1,695	2.1	2,880	3.1
Amortization and depreciation expense	46,884	59.3	52,666	57.4
Severance and other expense	4,276	5.4	—	—

Operating income (loss)	$(30,400)	(38.4)%	$(19,369)	(21.1)%

    2001 Compared to 2000.  We had a net decrease of 54,753 customers in the second quarter of 2001, including 24,972 customers related to dispositions and conversions, as compared to a net decrease of 35,866 customers in the second quarter of 2000. The average customer base for the second quarter of 2001 and 2000 was 1,005,865 and 1,160,463, respectively, or a decrease of 154,598 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition. We expect that this trend will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on the completion of our current infrastructure projects, cost reductions, the development of cost effective marketing programs, and the generation of positive cash flow.

    Further analysis of the change in the North American account base between the two periods is shown in the table below. The "Conversion adjustments" line item reflects the impact on the calculation of our customer base from the conversion of our Beaverton monitoring and billing system to MAS®.

	Three Months Ended June 30,
	2001	2000
Beginning Balance, April 1	1,033,241	1,178,396
Additions	14,348	11,259
Conversion adjustments	(15,532)	—
Customer losses from dispositions	(9,440)	—
Customer losses not guaranteed with holdback put backs	(36,469)	(41,086)
Customer losses guaranteed with holdback put backs and other	(7,660)	(6,039)

Ending Balance, June 30	978,488	1,142,530

Annualized quarterly attrition	14.5%	14.2%

    Monitoring and related service revenues decreased approximately $12.8 million or 14.5% in the second quarter of 2001 compared to the second quarter of 2000. This is primarily due to the decline in our customer base.

    Other revenues consist primarily of revenues generated from our internal installations of new alarm systems. These revenues were comparable for the quarters ended June 30, 2001 and 2000.

    Cost of monitoring and related services revenues for the second quarter of 2001 decreased by $1.8 million, or 6.7%, to $25.4 million from $27.2 million for the second quarter of 2001. The decrease is primarily due to the discontinuation of our Patrol services in May and the decline in our customer base. Costs of monitoring and related services revenues as a percentage of the related revenues increased to 33.7% in the second quarter of 2001 from 30.9% in the second quarter of 2000. Although we have reduced certain costs we have not been able to achieve cost reductions at the same rate as our decline in revenues.

    Cost of other revenues was comparable for the quarters ended June 30, 2001 and 2000.

    Selling expenses increased $2.1 million from $2.1 million in the second quarter of 2000 to $4.2 million in the second quarter of 2001. The increase is generally due to an increase in the internal sales force and the resulting increase in sales commissions, wages and benefits and support costs.

    General and administrative expenses increased $0.5 million from $23.7 million in the second quarter of 2000 to $24.2 million in the second quarter of 2001. The increase in 2001 is comprised generally of a $1.4 million increase in outside services primarily relating to the conversion of our billing and monitoring systems, a $1.0 million increase in costs associated with the closing of our dealer program and a $0.7 million increase in computer equipment and software lease expense. These increases were partially offset by a $2.1 million decrease in bad debt expense primarily related to increased collection efforts. As a percentage of total revenues, general and administrative expenses increased in the second quarter of 2001 because the decrease in expenses was proportionately less than the decrease in revenues.

    Acquisition and expenses  decreased $1.2 million or 41.1% for the second quarter of 2001 compared to the second quarter of 2000. Fewer accounts have been acquired through the dealer program in 2001.

    Amortization and depreciation expense for the second quarter of 2001 decreased by $5.8 million, or 10.9%, to $46.9 million from $52.7 million in the second quarter of 2000. This decrease reflects a reduction in depreciation expense of $3.6 million primarily related to the accelerated depreciation of the billing and general ledger system used in 2000, and a reduction in subscriber amortization expense of $1.6 million related to the declining balance method of amortization utilized. The remaining $0.5 million decrease is from goodwill amortization.

    Severance and other expense of $4.3 million in the second quarter of 2001 consisted primarily of severance charges incurred in the closing of our Beaverton customer service center, the reduction of 180 positions, the discontinuation of the National Accounts and Patrol divisions and the relocation of certain departments. Also included are certain other costs incurred with the closure of facilities. There were no such charges in the second quarter of 2000.

Multifamily Segment

    We present the table below for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended June 30,
	2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$8,869	98.0%	$8,691	92.0%
Other	179	2.0	760	8.0

Total revenues	9,048	100.0	9,451	100.0
Cost of revenues:
Monitoring and related services	2,043	22.6	1,976	20.9
Other	223	2.4	730	7.8

Total cost of revenues	2,266	25.0	2,706	28.7

Gross profit	6,782	75.0	6,745	71.3
Selling expense	478	5.3	639	6.8
General and administrative expenses	2,055	22.7	1,990	21.0
Amortization and depreciation expense	4,035	44.6	3,885	41.1

Operating income	$214	2.4%	$231	2.4%

    2001 Compared to 2000.  We had a net increase of 2,966 customers in the second quarter of 2001 as compared to a net decrease of 665 customers in 2000. The average customer base was 317,832 for the second quarter of 2001 compared to 296,671 for the second quarter of 2000. The change in Multifamily's customer base for the period is shown below.

	Three Months Ended June 30,
	2001	2000
Beginning Balance, April 1	316,349	297,003
Additions, net of holdback put backs	6,810	11,252
Customer losses, net of holdback put backs	(3,844)	(11,917)

Ending Balance, June 30	319,315	296,338

Annualized quarterly attrition	4.8%	16.1%

    Monitoring and related services revenues was $8.9 million in the second quarter 2001 compared to $8.7 million in 2000. The average customer base increase of 7.1% was offset by a decrease in our recurring monthly revenue ("RMR") per customer. The decrease in RMR per customer is partly due to an increase in the number of our customers added during 2000 through outright sales of security systems with lower RMR than our standard contracts which include an additional monthly charge for equipment rental and maintenance. The remaining decline in RMR per customer is primarily related to an increasing number of contract renewals which provide for significant contract term extensions and lower RMR.

    Installation and other revenues decreased by $0.6 million or 76.4% to $0.2 million in 2001 from $0.8 million in 2000 primarily due to a $0.3 million decrease in revenue resulting from fewer outright sales and revenue deferrals of $0.3 million.

    Cost of monitoring and related revenues for the second quarter of 2001 remained consistent with the costs incurred in the second quarter of 2000. This cost as a percentage of associated revenues increased slightly to 23.0% for the second quarter of 2001 compared to 22.7% in 2000.

    Cost of installation and other revenues decreased by $0.5 million or 69.5% to $0.2 million from $0.7 million in 2000 due to the decrease in the number of outright sales and the deferral of $0.3 million in costs.

    Selling expense decreased $0.2 million or 25.2% to $0.5 million in 2001 from $0.7 million in 2000 generally due to a decrease in commission expense resulting from a decline in contract executions.

    General and administrative expenses for the second quarter of 2001 remained consistent with the second quarter of 2000.

    Amortization and depreciation expense for 2001 increased by $0.1 million, or 3.9% to $4.0 million from $3.9 million in 2000. This increase is the result of the increasing customer base being amortized.

Liquidity and Capital Resources

    We believe we will have sufficient cash to fund future operations of our business through July 1, 2002 from a combination of cash flow from our security monitoring customer base which generated $53.5 million of positive EBITDA in the first six months of 2001, possible asset sales and borrowings under our existing Senior Credit Facility with Westar Industries, which had approximately $19 million of availability at July 31, 2001.

    The Senior Credit Facility currently expires on January 2, 2002. We expect to renew the facility with Westar Industries unless efforts to replace the facility with financing from an unaffiliated third party lender are successful. The success of these efforts will depend on improvements in our financial performance. The Kansas Corporation Commission has issued an order prohibiting Western Resources from borrowing to make loans or capital contributions to Westar Industries. This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility. We would face significant liquidity issues if we were unable to renew the Senior Credit Facility with Westar Industries or if Westar Industries was unable to fund its obligations under the Senior Credit Facility.

    Our ability to borrow under the facility is subject to compliance with certain financial covenants including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0. At June 30, 2001, the ratios were approximately 4.8 to 1.0 and 2.3 to 1.0, respectively.

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

    Operating Cash Flows for the Six Months Ended June 30, 2001.  Our operating activities provided net cash flows of $27.0 million for the first six months of 2001. Other liabilities increased by $13.1 million primarily due to a $16.5 million liability incurred with the purchase of additional shares of our outstanding debt and equity securities. This liability was paid in early July. Our net tax assets increased by $4.3 million due for tax benefits resulting from our net loss and accrued interest decreased by $3.8 million due to a reduction of our outstanding debt. Deferred revenue on recurring billings also decreased by $4.3 primarily due to an overall decrease in our customer base.

    Investing Cash Flows for the Six Months Ended June 30, 2001.  Our investing activities provided net cash flows of $1.3 million in the first six months of 2001. Proceeds from the sale of certain customer accounts provided cash of $19.2 million. We used $13.9 million in cash to install and acquire new accounts and $3.9 million to acquire fixed assets including $1.6 million of new service vehicles.

    Financing Cash Flows for the Six Months Ended June 30, 2001.  We used a net $25.5 million in cash for financing activities in the first six months of 2001. We increased our borrowings under the Senior Credit Facility by $66.0 million. We used cash to purchase $105.4 million in face value of our outstanding debt for $67.3 million and to acquire 19,932,959 shares of our outstanding stock for $22.8 million. At June 30, 2001, the Senior Credit Facility had a weighted average interest rate of 7.95% and an outstanding balance of $110.0 million.

    Debt and Equity Repurchase Plans.  We may from time to time purchase our debt and equity securities in the open market or through negotiated transactions. The timing and terms of purchases, and the amount of debt or equity actually purchased will be determined based on market conditions and other factors. As of August 6, 2001, we had authority from our board of directors to purchase an additional approximately 11.2 million shares of our common stock.

    Material Commitments.  We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of June 30, 2001:

Debt Security	Maturity Date	Amount
		(in thousands)
Convertible Senior Subordinated Notes (a)	September 2003	$23,785
Senior Subordinated Discount Notes	June 2005	39,761
Senior Unsecured Notes	August 2005	204,650
Senior Subordinated Notes	January 2009	216,440
Senior Credit Facility	January 2002	110,000

		$594,636

(a)
These notes are convertible into Protection One common stock at a price of $11.19 per share, which is above the price at which our shares are traded in the public stock markets.

    We are in compliance with the financial covenants under the Senior Credit Facility and the indentures for the second quarter of 2001.

    Credit Ratings.  As of August 3, 2001, the major rating agencies carried the following ratings on our outstanding public debt:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	B+	B-	Negative
Moody's	B3	Caa2	Negative
Fitch	B	CCC+	Negative

    In general, declines in our credit ratings make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

    Capital Expenditures.  We anticipate making capital expenditures of approximately $20 million to acquire customer accounts and to purchase fixed assets for the remainder of 2001. We are evaluating our estimated capital expenditures for 2002 and 2003 previously discussed in our Form 10-K for the year ended December 31, 2000. We currently do not have new estimates, however, we anticipate such estimates will be reduced upon the completion of our evaluation. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented. We believe that our capital requirements will be met in 2001 through the use of internally generated funds and drawings under our Senior Credit Facility. In subsequent years, we anticipate that these capital requirements will be met through the use of internally generated funds, asset sales, the Senior Credit Facility or external financings. See "Liquidity and Capital Resources" above.

Tax Matters

    We have a tax sharing agreement with Western Resources which allows us to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return. If Western Resources were to complete its proposed transaction with Public Service Company of New Mexico, including the split-off of Westar Industries, we would no longer be able to file taxes on a consolidated basis with Western Resources. As a result, a substantial portion of our net deferred tax assets of $83.0 million at June 30, 2001 would likely not be realizable and we would likely not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets determined not to be realizable. This charge could be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has not experienced any significant changes in its exposure to market risk since December 31, 2000. For additional information on the Company's market risk, see Item 7A of the Form 10-K for the year ended December 31, 2000.

    The Company expects to adopt the following pending accounting pronouncements:

    SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. See Note 5 for additional information regarding this pronouncement and the potential impact on upon adoption.

    SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company is evaluating the impact and expects to adopt this Statement by January 1, 2003.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

    The 2001 annual meeting of Protection One, Inc.'s stockholders (the "Annual Meeting") was held on May 24, 2001. All directors nominated were elected at the Annual Meeting. For the election of directors, the results were as follows:

Nominee	Votes For	Votes Withheld
Annette M. Beck	104,917,791	74,746
Gene A. Budig	104,931,656	60,881
Howard A. Christensen	104,929,656	62,881
Maria de Lourdes Duke	104,933,311	59,226
Ben M. Enis	104,929,656	62,881
Richard Ginsburg	104,928,101	64,436
Donald A. Johnston	104,931,156	61,381
Carl M.Koupal, Jr.	104,930,031	62,506
Douglas T. Lake	104,931,764	60,773
Rita A. Sharpe	104,930,169	62,368
Steven V. Williams	104,933,158	59,379
James Q. Wilson	104,932,656	59,881

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated by reference.

Exhibit Number	Exhibit Description
10.1	Fifth Amendment of Credit Agreement effective as of June 30, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.2	Amendment No. 3 to Contribution Agreement between Protection One Inc. and Western Resources, Inc.

(b)
During the quarter ended June 30, 2001, the Company filed one Current Report on Form 8-K dated April 18, 2001, reporting that Richard Ginsburg was named the new Chief Executive Officer of the Company.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001	PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.
	By:	/s/ DARIUS G. NEVIN Darius G. Nevin Executive Vice President and Chief Financial Officer

Exhibit List

Exhibit Number	Exhibit Description
10.1	Fifth Amendment of Credit Agreement effective as of June 30, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.2	Amendment No. 3 to Contribution Agreement between Protection One Inc. and Western Resources, Inc.

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
PROTECTION ONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  1. Basis of Consolidation and Interim Financial Information
  2. Related Party Transactions
  3. Customer Accounts
  4. Debt
  5. Commitments and Contingencies
  6. Segment Reporting
  7. Income Taxes
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