Form 10-Q
period 2001-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2001-11-14
CIK 916230, 916310

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
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

    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 12, 2001, Protection One, Inc. had outstanding 100,126,034 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

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

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$900	$2,740
Restricted cash	3,816	779
Receivables, net	36,592	37,826
Inventories, net	10,384	11,129
Prepaid expenses	2,804	2,652
Related party tax receivable & current deferred tax assets	45,478	31,347
Other	4,017	1,050

Total current assets	103,991	87,523

Property and equipment, net	53,325	49,884
Customer accounts, net	796,568	900,314
Goodwill, net	780,945	829,145
Other	67,202	63,261

Total assets	$1,802,031	$1,930,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$247	$530
Accounts payable	4,650	7,164
Accrued liabilities	39,570	60,448
Deferred revenue	51,029	46,704

Total current liabilities	95,496	114,846

Long-term debt, net of current portion	616,934	637,181
Other liabilities	440	645

Total liabilities	712,870	752,672

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.10 par value, 5,000,000 authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 100,381,734 shares and 120,207,987 shares issued and outstanding at September 30, 2001 and December 31, 2000 respectively	1,272	1,270
Additional paid-in capital	1,381,743	1,380,774
Accumulated other comprehensive income, net	(2,184)	(564)
Retained losses	(263,439)	(198,693)
Treasury Stock, at cost, 26,832,172 and 6,826,813 shares at September 30, 2001 and December 31, 2000 respectively	(28,231)	(5,332)

Total stockholders' equity	1,089,161	1,177,455

Total liabilities and stockholders' equity	$1,802,031	$1,930,127

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except for per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Revenues:
Monitoring and related services	$250,923	$307,776
Other	11,257	27,801

Total revenues	262,180	335,577
Cost of revenues:
Monitoring and related services	77,753	94,545
Other	10,529	16,431

Total cost of revenues	88,282	110,976

Gross profit	173,898	224,601
Operating expenses:
Selling	13,252	14,002
General and administrative	80,962	94,133
Amortization and depreciation	152,173	170,217
Severance and other	6,512	3,050

Total operating expenses	252,899	281,402

Operating loss	(79,001)	(56,801)
Other (income) expense:
Interest, net	31,972	40,660
Related party interest, net	8,447	6,257
Other	432	(295)

Loss before income taxes & extraordinary gain	(119,852)	(103,423)
Income tax benefit	28,930	26,179

Loss before extraordinary item	(90,922)	(77,244)
Extraordinary gain, net of tax effect of $(14,095) and $(26,531)	26,176	49,273

Net loss	$(64,746)	$(27,971)

Other comprehensive income (loss), net of tax
Unrealized loss on marketable securities, arising during the period	$—	$(1,202)
Reclassification adjustment for losses included in sale of European operations	—	2,830

Net change in unrealized loss on marketable securities	—	1,628

Foreign currency translation loss	(1,619)	(2,126)
Reclassification adjustment for losses included in sale of European operations	—	2,421

Net change in foreign currency translation loss	(1,619)	295
Income tax expense	—	(751)

Total other comprehensive income (loss), net of tax	(1,619)	1,172
Comprehensive loss:	$(66,365)	$(26,799)

Loss per common share	$(0.84)	$(0.60)

Extraordinary gain per common share	$0.24	$0.38

Net loss per common share	$(0.60)	$(0.22)

Weighted average common shares outstanding (in thousands)	107,465	126,962

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2001	2000
Revenues:
Monitoring and related services	$78,931	$94,790
Other	3,296	4,837

Total revenues	82,227	99,627
Cost of revenues:
Monitoring and related services	22,586	31,567
Other	3,501	3,023

Total cost of revenues	26,087	34,590

Gross profit	56,140	65,037
Operating expenses:
Selling	3,846	2,916
General and administrative	26,146	28,512
Amortization and depreciation	50,781	52,158
Severance and other	1,817	—

Total operating expenses	82,590	83,586

Operating loss	(26,450)	(18,549)
Other (income) expense:
Interest, net	9,564	12,170
Related party interest, net	2,967	1,656
Other	(46)	(5)

Loss before income taxes & extraordinary gain	(38,935)	(32,370)
Income tax benefit	11,775	8,195

Loss before extraordinary item	(27,160)	(24,175)
Extraordinary gain, net of tax effect of $(1,080) and $0, respectively	2,006	—

Net loss	$(25,154)	$(24,175)

Other comprehensive income (loss), net of tax
Unrealized foreign currency translation	944	(267)
Comprehensive loss	$(26,098)	$(24,442)

Loss per common share	$(0.27)	$(0.19)

Extraordinary gain per common share	$0.02	$—

Net loss per common share	$(0.25)	$(0.19)

Weighted average common shares outstanding (in thousands)	100,383	126,581

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flow from operating activities:
Net loss	$(64,746)	$(27,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Extraordinary gain	(26,176)	(49,273)
Loss on sale of customer accounts	428	—
Amortization and depreciation	152,173	170,217
Amortization of debt costs and premium	869	(2,595)
Deferred income taxes	(13,217)	(26,960)
Provision for doubtful accounts	5,160	12,943
Other	392	(3,512)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(5,537)	3,120
Other assets	(21,463)	(9,617)
Accounts payable	(2,406)	(260)
Other liabilities	(19,444)	(21,204)

Net cash provided by operating activities	6,033	44,888

Cash flows from investing activities:
Installations and purchases of new accounts, net	(20,120)	(27,456)
Purchase of property and equipment, net	(5,746)	(13,918)
Proceeds from sale of customer accounts	19,165	—
Related party sale of European operations	—	183,025

Net cash provided by (used in) investing activities	(6,701)	141,651

Cash flows from financing activities:
Payments on long-term debt	(72,469)	(46,767)
Proceeds from long term-debt	495	6,087
Borrowings from (repayments on) Senior Credit Facility, net	94,000	(153,000)
Purchase of Treasury Stock	(22,899)	(1,204)
Issuance costs and other	(1,049)	160
Funding from parent	1,138	1,508

Net cash used in financing activities	(784)	(193,216)

Effect of exchange rate changes on cash and cash equivalents	(388)	181

Net decrease in cash and cash equivalents	(1,840)	(6,496)
Cash and cash equivalents:
Beginning of period	2,740	7,658

End of period	$900	$1,162

Cash paid for interest	$54,023	$63,683

Cash paid for taxes	$105	$514

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

    In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.  Related Party Transactions

    The Company had outstanding borrowings under the Senior Credit Facility with Westar Industries of $138.0 million and $44.0 million at September 30, 2001 and December 31, 2000, respectively. The Company accrued interest expense of $2.7 million and $7.2 million and made interest payments of $2.7 million and $7.1 million on borrowings under the facility for the three and nine months ended September 30, 2001, compared to interest expense of $1.7 million and $6.3 million for the three and nine months ended September 30, 2000.

    In the second quarter of 2001, the Company requested and Westar Industries agreed to modifications to the Senior Credit Facility which excluded from EBITDA the costs associated with certain work force reductions and office consolidations resulting in expenses that otherwise would have resulted in the violation of certain financial covenants. In addition, the leverage ratio was amended to increase the maximum ratio to 5.75 to 1.0 and the interest coverage ratio was amended to decrease the minimum ratio to 2.1 to 1.0.

    On November 1, 2001, the Company and Westar Industries entered into a further amendment to the Senior Credit Facility which extended the maturity date to January 3, 2003, and fixed the applicable margin for base rate borrowings at 2.75 percent and for Eurodollar borrowings at 3.75 percent. In addition, the Company paid an amendment fee equal to one-half of one percent of the commitment. The Company has also entered into an agreement pursuant to which the Company will pay to Westar Industries, beginning with the quarter ending March 31, 2002, a fee for financial advisory and management services, payable quarterly, equal to 0.125% of the Company's consolidated total assets at the end of each quarter. The agreement also provides access, at the Company's option, to aviation services. This agreement was approved by the independent members of the Company's board of directors.

    During the nine months ended September 30, 2001, the Company purchased from Westar Industries $66.1 million face value of the Company's bonds for $45.2 million. As a result of these transactions, an extraordinary gain of $13.4 million, net of tax was recognized. In October 2001, the Company purchased an additional $27.6 million face value of the Company's bonds from Westar Industries for $16.6 million. An extraordinary gain of $7.1 million, net of tax will be recorded in the fourth quarter related to this transaction. In October 2001, the Company also purchased 1,696 shares of Western Resources preferred stock from Westar Industries for $0.1 million.

    The Company acquired 14,681,359 shares of its common stock at market prices from Westar Industries in the nine months ended September 30, 2001 for $16.5 million. The Company reports these shares as treasury stock, at cost, in the equity section of the accompanying balance sheet. As of September 30, 2001, the shares of the Company's common stock owned by Westar Industries represented approximately 87% of the outstanding shares. In June 2001, the Company and Western Resources amended the Contribution Agreement dated as of July 30, 1997 to permit the ownership of the Company's outstanding common stock to exceed 85% to the extent necessary for Western Resources' beneficial ownership to represent up to but not exceeding 81% of the outstanding shares on a fully diluted basis.

    The Company had a receivable balance of $19.2 million and $3.2 million at September 30, 2001 and December 31, 2000, respectively, relating to a tax sharing agreement with Western Resources. During 2000, the Company received $28.6 million and $20.3 million from Western Resources under the tax sharing agreement for the tax years 1999 and 1998, respectively. In October 2001, the Company received $7.4 million and $11.8 million from Western Resources under the tax sharing agreement for tax year 2000 and the estimated tax benefit through September 30, 2001. See Note 7 for further discussion relating to income taxes.

    Western Resources provides administrative services to the Company pursuant to services agreements, including accounting, tax, audit, human resources, legal, facilities and technology services. Charges of approximately $2.4 million and $6.7 million were incurred for the three and nine months ended September 30, 2001, compared to charges of approximately $2.2 million and $4.6 million for the three and nine months ended September 30, 2000. The Company had a net intercompany balance due to Western Resources primarily for these services of $3.2 million and $1.2 million at September 30, 2001 and December 31, 2000, respectively.

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

    Recognition of gain or loss on the acquisition and retirement of the Company's debt securities from Westar Industries was also impacted because the parties were related. The Company increased Additional Paid-In Capital $12.8 million in 2000 and $0.4 million for the nine months ended September 30, 2001, to reflect the change in the amount that would have been considered a gain had the parties not been related. The Company decreased Additional Paid-In Capital $0.4 million for the bonds acquired from Westar Industries in October 2001.

3.  Customer Accounts:

    The following reflects the changes in the Company's investment in customer accounts (at cost) for the following periods (in thousands):

	Nine Months Ended September 30, 2001	Year Ended December 31, 2000
Beginning customer accounts, net	$900,314	$1,122,585
Acquisition of customer accounts, net	10,015	45,588
Amortization of customer accounts, net	(103,472)	(147,871)
Sale of European operations	—	(107,806)
Sale of accounts	(7,540)	—
Purchase holdbacks and other	(2,749)	(12,182)

Total customer accounts	$796,568	$900,314

    Accumulated amortization of the investment in customer accounts at September 30, 2001 and December 31, 2000 was $546.6 million and $447.7 million respectively.

4.  Debt:

    During the first nine months of 2001, the Company's borrowings under the Senior Credit Facility increased by $94.0 million and the Company's other outstanding long-term debt decreased by $114.2 million. The Company used available cash along with the $94.0 million in borrowings to purchase outstanding long-term debt for $72.1 million, acquire additional treasury stock for $22.9 million and make interest payments of approximately $54.0 million during the nine months ended September 30, 2001. Extraordinary gain from extinguishment of debt securities was $26.2 million, net of tax of $14.1 million and $49.3 million, net of tax of $26.5 million for the first nine months of 2001 and 2000, respectively.

    As of September 30, 2001, and December 31, 2000, total borrowings under the Senior Credit Facility were $138.0 million and $44.0 million, respectively. The remaining availability under this facility as of September 30, 2001 and December 31, 2000 was $17.0 million and $71.0 million, respectively. The Senior Credit Facility currently expires on January 3, 2003. The Kansas Corporation Commission has issued an order prohibiting Western Resources from borrowing to make loans or capital contributions to Westar Industries. This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility. The Company would face significant liquidity issues if Westar Industries was unable to fund its obligations under the Senior Credit Facility.

    The Company's ability to borrow under the facility is subject to compliance with certain financial covenants including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0. At September 30, 2001, the ratios were approximately 4.9 to 1.0 and 2.4 to 1.0, respectively.

    The indentures governing the Company's outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company's ability to incur indebtedness. The Company is in compliance with all covenants contained in these indentures.

5.  Commitments and Contingencies:

    The Company, its subsidiary Protection One Alarm Monitoring, and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, Alec Garbini, et al v. Protection One, Inc., et al., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through February 2, 2001. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserted claims against Western Resources and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 4, 2001, the District Court dismissed plaintiffs' claims under Sections 10(b) and 20(a) of the Securities Exchange Act. The Court granted plaintiffs leave to replead such claims. The Court also dismissed all claims brought on behalf of bondholders with prejudice. The Court also dismissed plaintiffs' claims against Arthur Andersen, and plaintiffs have appealed that dismissal. Plaintiffs have until February 8, 2002 in which to file a new amended complaint. The Company intends to vigorously defend against this action. The Company cannot predict the impact of this litigation which could be material.

    Six former Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiff's pursuit of arbitration as required by the terms of their agreements. On June 23, 2000, the Court denied plaintiffs' motion to have collective arbitration. On or about October 4, 2000, notwithstanding the Court's denial of plaintiffs' motion to have collective arbitration, the six former dealers filed a Motion to Compel Consolidated Arbitration with the American Arbitration Association ("AAA"). On November 21, 2000, the AAA denied the dealers' motion and advised they would proceed on only one matter at a time. As of October 30, 2001, one dealer has proceeded with arbitration which has been scheduled for February 19, 2002.

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

    On October 2, 2000, the Company, as successor-in-interest to Centennial Security, Inc., was served with a demand for arbitration by Crimebusters, Inc. before the AAA wherein Crimebusters is seeking in excess of $7.0 million in damages due to alleged defaults by the Company under an asset purchase agreement between Crimebusters, et al and Centennial Security, Inc. On October 6, 2000, the Company filed claims alleging fraud, willful misconduct and breach of contract against Crimebusters, et al in the United States District Court for the District of Connecticut, Protection One Alarm Monitoring, Inc. v Crimebusters, Inc., First Federal Security Systems, Inc. and Anthony Perrotti, Jr., Civil Action No. 300CV-1932DJS. On May 29, 2001, the District Court dismissed the lawsuit. The Company has appealed the dismissal order, and the appeal is presently pending before the United States Court of Appeals for the Second Circuit (No. 01-7786). The ultimate outcome of the arbitration and litigation cannot presently be determined and the Company cannot currently predict the impact of this litigation which could be material.

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

    Potential impairment charge.  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes a new accounting standard for the treatment for goodwill. The new standard continues to require recognition of goodwill as an asset in a business combination but does not permit amortization as currently required by APB Opinion No. 17, "Intangible Assets." Effective January 1, 2002, the new standard requires that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired, the Company would be required to record a non-cash charge against income which would be recorded as the cumulative effect of a change in accounting principle. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds its estimated fair value. Also effective January 1, 2002, goodwill will no longer be amortized as is required under current accounting standards.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is also effective January 1, 2002. The new standard will require the Company to test customer accounts for impairment by performing an undiscounted net cash flow test. This test will be performed before goodwill is tested for impairment under SFAS No. 142. The undiscounted net cash flows will be compared to the sum of the net book value of customer accounts and goodwill. If customer accounts are impaired, the Company would be required to record customer accounts at their estimated fair value.

    At September 30, 2001, the Company's intangible assets included $780.9 million in goodwill and $796.6 million in customer accounts. These intangible assets together represented 87.5% of the book value of its total assets. The Company recorded $36.7 million and $39.9 million in goodwill amortization expense for the nine-months ended September 30, 2001 and 2000, respectively. In addition, the Company recorded $103.5 million and $111.4 million in customer account amortization expense for the nine-months ended September 30, 2001 and 2000, respectively.

    In accordance with SFAS No. 142, the Company has identified two reporting units, North America and Network Multifamily, which will be evaluated for impairment using the new rules. Independent appraisers have been hired to assist the Company in the determination of the estimated fair value of each reporting unit. Upon completion of this analysis, the Company believes it is probable that it will be required to record a non-cash impairment charge. The amount will not be known until the tests are completed, but the Company believes most of the recorded goodwill and a portion of the customer accounts will be impaired. This will result in a material charge in the first quarter of 2002 that will have a material adverse effect on the Company's results of operation and could have a material adverse effect on its business and financial condition.

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

Nine Months Ended September 30, 2001
(Dollars in thousands)

	North America[1]	Multifamily	Consolidated
Revenues	$235,217	$26,963	$262,180
EBITDA	66,722	12,961	79,683
Amortization and depreciation expense	140,061	12,112	152,173
Severance and other expense	6,512	—	6,512
Operating income (loss)	(79,851)	850	(79,001)
Capital expenditures for new accounts	15,956	4,164	20,120

Nine Months Ended September 30, 2000
(Dollars in thousands)

	North America[1]	Multifamily	Europe[2]	Consolidated
Revenues	$277,828	$29,845	$27,904	$335,577
EBITDA	96,905	13,161	6,400	116,466
Amortization and depreciation expense	153,153	11,644	5,420	170,217
Severance and other expense	3,050	—	—	3,050
Operating income (loss)	(59,298)	1,517	980	(56,801)
Capital expenditures for new accounts	20,812	4,332	2,312	27,456

Three Months Ended September 30, 2001
(Dollars in thousands)

	North America[3]	Multifamily	Consolidated
Revenues	$73,143	$9,084	$82,227
EBITDA	21,765	4,382	26,147
Amortization and depreciation expense	46,705	4,076	50,781
Severance and other expense	1,817	—	1,817
Operating income (loss)	(26,757)	307	(26,450)
Capital expenditures for new accounts	4,609	1,591	6,200

Three Months Ended September 30, 2000
(Dollars in thousands)

	North America[3]	Multifamily	Consolidated
Revenues	$89,372	$10,255	$99,627
EBITDA	28,685	4,924	33,609
Amortization and depreciation expense	48,233	3,925	52,158
Severance and other expense	—	—	—
Operating income (loss)	(19,548)	999	(18,549)
Capital expenditures for new accounts	5,191	1,322	6,513

1
Includes allocation of holding company expenses reducing EBITDA by $3.9 million and $4.8 million for the nine months ended September 30, 2001 and 2000, respectively.

2
The European operations were sold to Westar Industries on February 29, 2000. See Note 2, "Related Party Transactions."

3
Includes allocation of holding company expenses reducing EBITDA by $1.2 million and $1.7 million for the three months ended September 30, 2001 and 2000, respectively.

7.  Income Taxes:

    The income tax benefit recorded for the nine-month period ended September 30, 2001 is approximately 24% of the pre-tax loss. The difference between the expected annual effective rate and the federal statutory rate of 35% is primarily attributable to non-deductible goodwill. The Company has a tax sharing agreement with Western Resources which allows it to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return. If Western Resources were to complete its proposed transaction with Public Service Company of New Mexico, or otherwise split-off Westar Industries, the Company would no longer be able to file its income taxes on a consolidated basis with Western Resources. As a result, a substantial portion of the Company's net deferred tax assets of $84.1 million at September 30, 2001 would likely not be realizable and the Company would likely not be in a position to record a tax benefit for losses incurred. The Company would be required to record a non-cash charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge could be material.

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

Overview

    Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to approximately 1.3 million customers as of September 30, 2001. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers.

Summary of Significant Matters

    Net Loss.  We incurred a net loss of $57.2 million for the year ended December 31, 2000 and a net loss of $64.7 million in the first nine months of 2001. This net loss reflects a decline in revenues and substantial charges incurred by us for amortization of customer accounts and goodwill and interest incurred on indebtedness. We do not expect to have earnings in the foreseeable future.

    Potential impairment charge.  In July 2001, the Financial Accounting Standards Board, (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes a new accounting standard for the treatment for goodwill. The new standard continues to require recognition of goodwill as an asset in a business combination but does not permit amortization as currently required by APB Opinion No. 17, "Intangible Assets." Effective January 1, 2002, the new standard requires that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired, we would be required to record a non-cash charge against income which would be recorded as the cumulative effect of a change in accounting principle. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds its estimated fair value. Also effective January 1, 2002, goodwill will no longer be amortized as is required under current accounting standards.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is also effective January 1, 2002. The new standard will require us to test customer accounts for impairment by performing an undiscounted net cash flow test over the life of the customer accounts. This test will be performed before goodwill is tested for impairment under SFAS No. 142. The undiscounted net cash flows will be compared to the sum of the net book value of customer accounts and goodwill. If customer accounts are impaired, we would be required to record customer accounts at their estimated fair value.

    At September 30, 2001, our intangible assets included $780.9 million in goodwill and $796.6 million in customer accounts. These intangible assets together represented 87.5% of the book value of our total assets. We recorded $36.7 million and $39.9 million in goodwill amortization expense for the nine-months ended September 30, 2001 and 2000, respectively. In addition, we recorded $103.5 million and $111.4 million in customer account amortization expense for the nine-months ended September 30, 2001 and 2000, respectively.

    In accordance with SFAS No. 142, we have identified two reporting units, North America and Network Multifamily, which will be evaluated for impairment using the new rules. Independent appraisers have been hired to assist us in the determination of the estimated fair value of each reporting unit. Upon completion of this analysis, we believe it is probable that we will be required to record a non-cash impairment charge. The amount will not be known until the tests are completed, but we believe most of the recorded goodwill and a portion of the customer accounts will be impaired. This will result in a material charge in the first quarter of 2002 that will have a material adverse effect on our results of operation and could have a material adverse effect on our business and financial condition.

    Streamlining of operations.  We continue our efforts to streamline our business operations and improve operating efficiencies. During the first nine months of 2001, we merged our Hagerstown, Maryland and our Beaverton, Oregon customer service centers, which together monitored nearly 340,000 customers, into our Wichita, Kansas customer service center. The Wichita customer service center now monitors approximately 500,000 customers. Additionally, we discontinued our National Accounts and Patrol divisions and sold certain customer accounts which we believed were not part of our core business. In June, we eliminated 180 positions from a variety of departments. In September, we consolidated additional operational and administrative facilities. These consolidations and other cost cutting measures resulted in a total reduction of over 400 positions. For the three and nine months ended September 30, 2001, we incurred $1.8 million and $6.5 million in nonrecurring costs relating primarily to these actions.

    Conversion of billing and monitoring systems.  In September 2001, we completed the conversion of our Irving, Texas billing and monitoring systems to our new MAS® billing and monitoring system. As of September 30, 2001, approximately 90% of our North America residential customer base utilized one common billing and monitoring platform.

    Western Resources Transactions.  On November 9, 2000, Western Resources announced that it had entered into an agreement with Public Service Company of New Mexico providing for the purchase of Western Resources' electric utility business in a stock-for-stock transaction. Immediately prior to the consummation of this transaction, Western Resources would split-off its then interest in Westar Industries to its shareholders. Westar Industries' is principally engaged in the monitored security business through its approximate 87% ownership interest in us and its 100% ownership interest in Protection One Europe (formerly our Europe segment). Westar Industries also holds an approximate 45% ownership interest in ONEOK, Inc., a Tulsa-based natural gas company, a receivable from Western Resources in the amount of $94.7 million at September 30, 2001, an approximate 17% common stock interest in Western Resources and other investments.

    In May 2001, the Kansas Corporation Commission opened an investigation into the split-off of Westar Industries from Western Resources and a proposed rights offering by Westar Industries for shares of its common stock. In July 2001, the Kansas Corporation Commission issued an order which, among other things, prohibited the rights offering and raised questions as to the status of the proposed split-off of Westar Industries, although the Kansas Corporation Commission noted that it was not disapproving the Public Service Company of New Mexico transaction or a split-off of Westar Industries. In October 2001, PNM filed a lawsuit in the Supreme Court of the State of New York seeking, among other things, declaratory judgment that PNM is not obligated to proceed to close the transaction because of orders issued by the Kansas Corporation Commission which PNM believes constitute a material adverse effect and make certain conditions precedent to closing incapable of satisfaction. In November, Western Resources filed a financial plan with the Kansas Corporation Commission as required by the July order in which Western Resources proposes to proceed with the rights offering and subsequently sell the stock of Westar Industries it owns. We are unable to predict whether or when any of the proposed transactions may occur.

    Potential write down of deferred tax assets.  Western Resources makes payments to us for current tax benefits utilized by Western Resources in its consolidated tax return pursuant to a tax sharing agreement. If Western Resources completes a split-off or separation of Westar Industries, pursuant to the proposed transaction with Public Service Company of New Mexico or otherwise, we would no longer be able to file taxes on a consolidated basis with Western Resources. As a result, a substantial portion of our net deferred tax assets of $84.1 million at September 30, 2001 would likely not be realizable and we would likely not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.

    Registration of Senior Subordinated Notes.  As a result of the completion of a registered offer to exchange a new series of 8 1/8% Series B Senior Subordinated Notes for a like amount of our outstanding 8 1/8% Senior Subordinated Notes, effective June 1, 2001 the annual interest rate on all of such outstanding notes decreased from 8 5/8% to 8 1/8%. At the time of the exchange, the resulting annual interest savings was $1.2 million.

    Amendment to Senior Credit Facility.  In the second quarter of 2001, we requested and Westar Industries agreed to modifications to the Senior Credit Facility which excluded from EBITDA the costs associated with certain work force reductions and office consolidations. In addition, the leverage ratio was amended to increase the maximum ratio to 5.75 to 1.0 and the interest coverage ratio was amended to decrease the minimum ratio to 2.1 to 1.0.

    On November 1, 2001, we entered into a further amendment to the Senior Credit Facility with Westar Industries which extended the maturity date to January 3, 2003, and fixed the applicable margin for base rate borrowings at 2.75 percent and for Eurodollar borrowings at 3.75 percent. In addition, we paid an amendment fee equal to one-half of one percent of the commitment. We have also entered into an agreement pursuant to which we will pay to Westar Industries, beginning with the quarter ending March 31, 2002, a management fee, payable quarterly, equal to 0.125% of our consolidated total assets at the end of each quarter, offset by the cost of certain services to be provided by Westar Industries. This agreement was approved by the independent members of our board of directors.

    Retirement of Additional Debt.  During the third quarter of 2001 we purchased $8.0 million of our bonds for $4.8 million resulting in an extraordinary gain of $2.0 million, net of tax. For the nine months ended September 30, 2001, we purchased $113.4 million face value of our bonds for $72.1 million resulting in an extraordinary gain of $26.2 million, net of tax. Since September 30, 2001, we purchased an additional $32.6 million of our bonds for $19.7 million of which $27.6 million were purchased from Westar Industries for $16.6 million. An extraordinary gain of $8.3 million, net of tax, will be recorded in the fourth quarter resulting from these purchases.

    Share Repurchase.  During the third quarter we purchased 72,400 shares of our common stock in open market purchases for $0.1 million. For the nine months ended September 30, 2001 we purchased 20,005,359 shares of our common stock for $22.9 million of which 14,681,359 were purchased from Westar Industries for $16.5 million. Since September 30, 2001, we have purchased an additional 255,700 shares in open market purchases for $0.4 million. As of November 12, 2001, we have authority from our board of directors to purchase an additional approximately 10.9 million shares of our common stock. The purchases from Westar Industries maintain its proportionate ownership interest in our common stock. See Note 2 of the Notes to Consolidated Financial Statements.

    Customer Creation and Marketing.  For the three and nine months ended September 30, 2001, our North America segment added 12,282 and 41,812 accounts, respectively, although our net number of accounts decreased by 34,204 and 118,831 accounts, respectively. For the nine months ended September 30, 2001, these decreases include 7,878 accounts that were included in the sale of certain customer accounts and 1,562 accounts that were part of our Patrol business that we discontinued in May 2001. The nine-month decrease includes 15,532 accounts that were combined with related existing accounts in the conversion of our Beaverton, Oregon customer service center. Our Beaverton billing and monitoring systems reported accounts based on number of contracts. Our new billing and monitoring system, referred to as MAS®, or Monitored

Automation Systems, reports sites for which we provide service regardless of whether we have separate contracts to provide multiple services at that site. For the three and nine months ended September 30, 2000, our North America segment added 12,574 and 37,562 accounts, respectively, and our net number of accounts decreased by 57,417 and 119,529 accounts, respectively. Multifamily added 8,111 and 28,198 accounts for the three and nine months ended September 30, 2001, respectively, with its net number of accounts increasing by 3,204 accounts and 14,562 accounts, respectively. For the three and nine months ended September 30, 2000, Multifamily added 11,451 and 30,571 accounts, respectively, and its net number of accounts increased by 7,130 and 8,508 accounts, respectively.

    Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales. In June 2001, we notified most of our remaining domestic dealers that we are discontinuing our dealer program and therefore will not be extending or renewing their contracts. The number of accounts being purchased through our dealer program decreased from 18,382 in the first nine months of 2000, to 6,285 in the first nine months of 2001. In the first nine months of 2000, the dealer program accounted for 49% of all customer additions compared to 15% in the first nine months of 2001. In February 2000, we started a commission only internal sales program with a goal of acquiring accounts at a cost lower than our external programs. We currently have a salaried and commissioned sales force of approximately 350 persons. This program utilizes our existing branch infrastructure in approximately 60 markets. The internal sales program generated 35,526 accounts and 18,456 accounts in the first nine months of 2001 and 2000, respectively. Our Multifamily segment utilizes a salaried and commissioned sales force to produce new accounts. We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

    Attrition.  Subscriber attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of certain adjustments, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. For the quarter ended September 30, 2001 we further reduced gross accounts lost for account dispositions and for adjustments resulting from the conversion of accounts to MAS®. We do not reduce the gross accounts lost during a period by "move in" accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

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

    Customer attrition by business segment for the three months ended September 30, 2001 and 2000 is summarized below:

	Customer Account Attrition
	September 30, 2001		September 30, 2000
	Annualized Third Quarter	Trailing Twelve Month	Annualized Third Quarter	Trailing Twelve Month
North America	19.2%	17.0%	18.3%	15.3%
Multifamily	6.1%	5.9%	5.8%	9.4%
Total Company*	15.9%	14.3%	15.7%	14.1%

*
Does not include Europe segment which was sold February 29, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

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

	Nine Months Ended September 30,
	2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$224,495	95.4%	$266,973	96.1%
Other	10,722	4.6	10,855	3.9

Total revenues	235,217	100.0	277,828	100.0
Cost of revenues:
Monitoring and related services	71,772	30.5	84,935	30.6
Other	9,983	4.3	7,909	2.9

Total cost of revenues	81,755	34.8	92,844	33.5

Gross profit	153,462	65.2	184,984	66.5
Selling expense	11,841	5.0	5,664	2.0
General and administrative expense	70,320	29.9	73,709	26.5
Acquisition and transition expense	4,579	1.9	8,706	3.1
Amortization and depreciation expense	140,061	59.5	153,153	55.1
Severance and other expense	6,512	2.8	3,050	1.1

Operating income (loss)	$(79,851)	(33.9)%	$(59,298)	(21.3)%

    2001 Compared to 2000.  We had a net decrease of 118,831 customers in the first nine months of 2001, including 24,620 customers related to dispositions and conversions, as compared to a net decrease of 119,529 customers in the first nine months of 2000. We expect that this trend will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on the completion of our current infrastructure projects, cost reductions, the development of cost effective marketing programs, and the generation of positive cash flow.

    Further analysis of the change in the North American account base between the two periods is shown in the table below. The "Conversion adjustments" line item reflects the impact on the calculation of our customer base from the conversion of our Wichita, Hagerstown, Beaverton and Irving monitoring and billing systems to our new technology platform, MAS®. These conversion adjustments relate to how a customer is defined and the transition of that definition from one system to another. We anticipate further such adjustments, which could be either positive or negative, from the conversion of our Portland, Maine monitoring station to MAS® next year.

	Nine Months Ended September 30,
	2001	2000
Beginning Balance, January 1	1,063,115	1,204,642
Additions	41,812	37,562
Conversion adjustments	(15,180)	—
Customer losses from dispositions	(9,440)	—
Customer losses not guaranteed with holdback put backs	(125,045)	(127,692)
Customer losses guaranteed with holdback put backs and other	(10,978)	(29,399)

Ending Balance, September 30	944,284	1,085,113

    Monitoring and related services revenues  decreased approximately $42.6 million in the first nine months of 2001 as compared to the first nine months of 2000 primarily due to the decline in our customer base. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

    Other revenues  decreased in the first nine months by $0.2 million or 1.8% to $10.7 million in 2001 from $10.9 million in 2000. These revenues consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers.

    Cost of monitoring and related services revenues  for the first nine months of 2001 decreased by $13.1 million, or 15.4%, to $71.8 million from $84.9 million for the first nine months of 2000. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease is primarily due to the discontinuation of our Patrol services in May, the decline in our customer base, a reduction of telecommunication costs, and consolidation of customer service centers. Costs of monitoring and related services revenues as a percentage of the related revenues increased slightly to 31.9% in the first nine months of 2001 from 31.8% in the first nine months of 2000.

    Cost of other revenues  increased by $2.1 million from $7.9 million in the first nine months of 2000 to $10.0 million in the first nine months of 2001. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers. This increase is primarily related to costs incurred by our PowerCall branches which were acquired in December 2000. These costs as a percentage of other revenues were approximately 93.1% for the first nine months of 2001 as compared to approximately 72.8% for the first nine months of 2000.

    Selling expenses  increased $6.1 million or 107% to $11.8 million in the first nine months of 2001 from $5.7 million in 2000. The increase is due to our increased efforts to generate new customers through an internal sales force and the associated expenses. Our internal sales force has grown from approximately 100 salespersons at September 30, 2000 to approximately 350 salespersons at September 30, 2001.

    General and administrative expenses  decreased $3.4 million or 4.5% from $73.7 million to $70.3 million in the first nine months of 2001. The decrease is generally comprised of reductions in bad debt expense and collection costs of approximately $6.1 million primarily due to increased collection efforts and a $0.9 million reduction in professional fees. These decreases were partially offset by a $1.7 million increase in costs associated with the closing of our dealer program, $0.8 in other outside service costs due to monitoring and billing system conversions, and $1.8 million for lease expense relating to computer equipment and software. Our prior practice was to purchase our computer equipment and software and depreciate and amortize accordingly. We now generally lease our computer equipment and certain software and incur lease charges. As a percentage of total revenues, general and administrative expenses increased from 26.5% in the first nine months of 2000 to 29.9% in the first nine months of 2001 because the decrease in expenses was proportionately less than the decrease in revenues.

    Acquisition and transition expenses  decreased $4.1 million in the first nine months of 2001 from $8.7 million to $4.6 million. The decrease is generally due to the reduced level of account acquisitions in the first nine months of 2001 as compared to 2000.

    Amortization and depreciation expense  for the first nine months of 2001 decreased by $13.1 million, or 8.5%, to $140.0 million from $153.1 million. This decrease reflects a reduction in depreciation expense of $6.5 million primarily related to the accelerated depreciation of the billing and general ledger system used in 2000, and a reduction in subscriber amortization expense of $4.9 million related to the declining balance method of amortization utilized. The remaining $1.7 million decrease is from goodwill amortization and is due to adjustments made to goodwill in 2000 to reflect utilization of tax net operating losses.

    Severance and other expense  increased $3.5 million, or 113.4%, from $3.0 million to $6.5 million in the first nine months of 2000 and 2001, respectively. This expense for 2001 is primarily for severance charges incurred in the closing of our customer service centers, the discontinuation of the National Accounts and Patrol divisions and the relocation and consolidation of certain departments and positions. Also included are certain other costs incurred with the closure of facilities. In 2000, these costs were comprised of $1.5 million in officer severance and $1.5 million for costs incurred in the sale of our European operations.

    Multifamily Segment

    We present the table below for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Nine Months Ended September 30,
	2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$26,428	98.0%	$26,486	88.7%
Other	535	2.0	3,359	11.3

Total revenues	26,963	100.0	29,845	100.0
Cost of revenues:
Monitoring and related services	5,981	22.2	5,907	19.8
Other	546	2.0	3,020	10.1

Total cost of revenues	6,527	24.2	8,927	29.9

Gross profit	20,436	75.8	20,918	70.1
Selling expense	1,411	5.2	1,876	6.3
General and administrative expenses	6,063	22.5	5,881	19.7
Amortization and depreciation expense	12,112	44.9	11,644	39.0

Operating income	$850	3.2%	$1,517	5.1%

    2001 Compared to 2000.  We had a net increase of 14,562 customers in the first nine months of 2001 as compared to a net increase of 8,508 customers in 2000. The average customer base was 315,238 for the first nine months of 2001 compared to 299,214 for the first nine months of 2000. The change in Multifamily's customer base for the period is shown below.

	Nine Months Ended September 30,
	2001	2000
Beginning Balance, January 1,	307,957	294,960
Additions, net of holdback put backs	28,198	30,571
Customer losses, net of holdback put backs	(13,636)	(22,063)

Ending Balance	322,519	303,468

    Monitoring and related services revenues  was $26.4 million in 2001 compared to $26.5 million in 2000. The average customer base increase of 5.4% was offset by a decrease in our recurring monthly revenue ("RMR") per customer and a decline in service repair billings. The decrease in RMR per customer is partly due to an increase in the number of our customers added during 2000 through outright sales of security systems with lower RMR than our standard contracts which include an additional monthly charge for equipment. The remaining decline in RMR per customer is primarily related to an increasing number of contract renewals that provide for contract term extensions at a reduced RMR.

    Other revenues  decreased by $2.9 million or 84.1% to $0.5 million in 2001 from $3.4 million in 2000 primarily due to a $2.1 million decrease in revenue resulting from fewer outright sales and revenue deferrals of $0.7 million.

    Cost of monitoring and related services revenues  for the first nine months of 2001 remained consistent with costs incurred in the first nine months of 2000.

    Cost of other revenues  decreased by $2.5 million, or 81.9% to $0.5 million from $3.0 million in 2000 due to the decline in the number of outright sales and the deferral of $0.7 million in costs.

    Selling expense  decreased $0.5 million, or 24.8%, to $1.4 million in 2001 from $1.9 million in 2000 due to a temporary decline in the sales force and a decrease in commission expense resulting from a decline in contract executions and the deferral of $0.3 million in sales expense related to the installation of new accounts.

    General and administrative expenses  for the first nine months of 2001 increased $0.2 million to $6.1 million in 2001 from $5.9 million in 2000. This 3.1% increase is primarily the result of increased professional fees offset by a decrease in travel expense.

    Amortization and depreciation expense  for 2001 increased by $0.5 million, or 4.0% to $12.1 million from $11.6 million in 2000. This increase is the result of the increasing customer base being amortized.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    North America Segment

    We present the table below for comparison of our North America operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended September 30,
	2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$70,060	95.8%	$85,682	95.9%
Other	3,083	4.2	3,690	4.1

Total revenues	73,143	100.0	89,372	100.0
Cost of revenues:
Monitoring and related services	20,572	28.1	29,570	33.1
Other	3,339	4.6	2,115	2.4

Total cost of revenues	23,911	32.7	31,685	35.5

Gross profit	49,232	67.3	57,687	64.5
Selling expense	3,388	4.6	2,363	2.6
General and administrative expense	22,804	31.2	24,391	27.3
Acquisition and transition expense	1,275	1.7	2,248	2.5
Amortization and depreciation expense	46,705	63.8	48,233	54.0
Severance and other expense	1,817	2.5	—	—

Operating income (loss)	$(26,757)	(36.5)%	$(19,548)	(21.9)%

    2001 Compared to 2000.  We had a net decrease of 34,204 customers in the third quarter of 2001, including 2,968 customers related to conversions as compared to a net decrease of 57,417 customers in the third quarter of 2000. The average customer base for the third quarter of 2001 and 2000 was 961,386 and 1,113,822, respectively, or a decrease of 152,436 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition. We expect that this trend will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on the completion of our current infrastructure projects, cost reductions, the development of cost effective marketing programs, and the generation of positive cash flow.

    Further analysis of the change in the North American account base between the two periods is shown in the table below. The "Conversion adjustments" line item reflects the impact on the calculation of our customer base from the conversion of our Irving monitoring and billing system to MAS®. These conversion adjustments relate to how a customer is defined and the transition of that definition from one system to another. We anticipate further such adjustments, which could be either positive or negative, from the conversion of our Portland, Maine monitoring station to MAS® next year.

	Three Months Ended September 30,
	2001	2000
Beginning Balance, July 1	978,488	1,142,530
Additions	12,282	12,574
Conversion adjustments	(2,968)	—
Customer losses not guaranteed with holdback put backs	(46,089)	(51,080)
Customer losses guaranteed with holdback put backs and other	2,571	(18,911)

Ending Balance, September 30	944,284	1,085,113

    Monitoring and related services revenues  decreased approximately $15.6 million or 18.2% in the third quarter of 2001 compared to the third quarter of 2000. This is primarily due to the decline in our customer base.

    Other revenues  consist primarily of revenues generated from our internal installations of new alarm systems. These revenues decreased $0.6 million or 16.4% in the third quarter of 2001 compared to the third quarter of 2000. This is primarily due to the timing of completion of commercial projects.

    Cost of monitoring and related services revenues  for the third quarter of 2001 decreased by $9.0 million, or 30.4%, to $20.6 million from $29.6 million for the third quarter of 2000. The decrease is primarily due to the discontinuation of our Patrol services in May, consolidation of customer service centers, a reduction of our telecommunications expense and the decline in our customer base. Costs of monitoring and related services as a percentage of the related revenues decreased to 29.3% in the third quarter of 2001 from 34.5% in the third quarter of 2000.

    Cost of other revenues  increased $1.2 million to $3.3 million or 57.9% for the third quarter of 2001 compared to the third quarter of 2000. This increase is primarily related to costs incurred by our PowerCall branches which were acquired in December 2000.

    Selling expenses  increased $1.0 million from $2.4 million in the third quarter of 2000 to $3.4 million in the third quarter of 2001. The increase is generally due to an increase in the internal sales force and the resulting increase in sales commissions, wages and benefits and support costs.

    General and administrative expenses  decreased $1.6 million from $24.4 million in the third quarter of 2000 to $22.8 million in the third quarter of 2001. The decrease in 2001 is comprised generally of a $1.0 million decrease in outside services primarily relating to the conversion of our billing and monitoring systems, a $1.0 million reduction in corporate marketing costs and a $1.0 million decrease in bad debt and collections expense. These decreases were partially offset by a $1.0 million increase in costs related to the closing of our dealer program and $0.7 million increase in lease expense relating primarily to computer leases. As a percentage of total revenues, general and administrative expenses increased in the third quarter of 2001 because the decrease in expenses was proportionately less than the decrease in revenues.

    Acquisition expenses  decreased $1.0 million or 43.2% for the third quarter of 2001 compared to the third quarter of 2000. Fewer accounts have been acquired through the dealer program in 2001.

    Amortization and depreciation expense  for the third quarter of 2001 decreased by $1.5 million, or 3.2%, to $46.7 million from $48.2 million in the third quarter of 2000. This decrease reflects a reduction in subscriber amortization expense of $1.8 million related to the declining balance method of amortization utilized and a $0.7 million decrease in goodwill amortization related to the reduction in goodwill resulting from the sale of certain accounts. These decreases are partially offset by a $1.0 million increase in depreciation expense.

    Severance and other expense  of $1.8 million in the third quarter of 2001 consisted primarily of severance charges incurred in the reduction of our workforce and certain other costs incurred with the closure of facilities. There were no such charges in the third quarter of 2000.

Multifamily Segment

    We present the table below for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended September 30,
	2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$8,871	97.7%	$9,108	88.8%
Other	213	2.3	1,147	11.2

Total revenues	9,084	100.0	10,255	100.0
Cost of revenues:
Monitoring and related services	2,014	22.2	1,997	19.4
Other	162	1.8	908	8.9

Total cost of revenues	2,176	24.0	2,905	28.3

Gross profit	6,908	76.0	7,350	71.7
Selling expense	458	5.0	561	5.5
General and administrative expenses	2,067	22.8	1,865	18.2
Amortization and depreciation expense	4,076	44.9	3,925	38.3

Operating income	$307	3.3%	$999	9.7%

    2001 Compared to 2000.  We had a net increase of 3,204 customers in the third quarter of 2001 as compared to an increase of 7,130 customers in 2000. The average customer base is 320,917 for the third quarter of 2001 compared to 299,903 for the third quarter of 2000. The change in Multifamily's customer base for the period is shown below.

	Three Months Ended September 30,
	2001	2000
Beginning Balance, July 1	319,315	296,338
Additions, net of holdback put backs	8,111	11,451
Customer losses, net of holdback put backs	(4,907)	(4,321)

Ending Balance, September 30	322,519	303,468

    Monitoring and related services revenues  was $8.9 million in the third quarter 2001 compared to $9.1 million in 2000. The average customer base increase of 7.0% was offset by a decrease in our recurring monthly revenue ("RMR") per customer and a decline in repair service billing. The decrease in RMR per customer is partly due to an increase in the number of our customers added during 2000 through outright sales of security systems that provide lower RMR than our standard contracts which include an additional monthly charge for equipment. The remaining decline in RMR per customer is primarily related to an increasing number of contract renewals that provide for contract term extensions at a lower RMR.

    Other revenues  decreased by $0.9 million or 81.4% to $0.2 million in 2001 from $1.1 million in 2000 primarily due to a $0.8 million decrease in revenue resulting from fewer outright sales and revenue deferrals of $0.1 million.

    Cost of monitoring and related services revenues  for the third quarter of 2001 remained consistent with the costs incurred in the third quarter of 2000.

    Cost of other revenues  decreased by $0.7 million or 82.2% to $0.2 million from $0.9 million in 2000 due to the decrease in the number of outright sales and the deferral of $0.1 million in costs.

    Selling expense  decreased slightly to $0.5 million in 2001 from $0.6 million in 2000 primarily due to the deferral of sales expense related to the installation of new accounts.

    General and administrative expenses  for the third quarter of 2001 increased to $2.1 million from $1.9 million in the third quarter of 2000. This 10.8% increase is mainly the result of increased professional fees.

    Amortization of intangibles and depreciation expense  for 2001 increased by $0.2 million, or 3.8% to $4.1 million from $3.9 million in 2000. This increase is the result of the increasing customer base being amortized.

Liquidity and Capital Resources

    We believe we will have sufficient cash to fund future operations of our business through January 3, 2003 from a combination of cash flow from our security monitoring customer base which generated $79.7 million of positive EBITDA in the first nine months of 2001, possible asset sales and borrowings under our existing Senior Credit Facility with Westar Industries, which had approximately $26.5 million of availability at November 11, 2001.

    The Senior Credit Facility currently expires on January 3, 2003. The Kansas Corporation Commission has issued an order prohibiting Western Resources from borrowing to make loans or capital contributions to Westar Industries. This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility. We would face significant liquidity issues if Westar Industries was unable to fund its obligations under the Senior Credit Facility.

    Our ability to borrow under the facility is subject to compliance with certain financial covenants including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0. At September 30, 2001, the ratios were approximately 4.9 to 1.0 and 2.4 to 1.0, respectively.

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

    Operating Cash Flows for the Nine Months Ended September 30, 2001.  Our operating activities provided net cash flows of $6.0 million for the first nine months of 2001. Our tax receivable increased by $16.1 million for tax benefits resulting from our net loss and accrued interest decreased by $14.3 million due primarily to the timing of our interest payments but also due to a reduction of our outstanding debt. Deferred revenue on recurring billings also decreased by $2.3 million primarily due to an overall decrease in our customer base.

    Investing Cash Flows for the Nine Months Ended September 30, 2001.  We used a net $6.7 million for our investing activities in the first nine months of 2001. Proceeds from the sale of certain customer accounts provided cash of $19.2 million. We used $20.1 million in cash to install and acquire new accounts and $5.7 million to acquire fixed assets including $2.8 million for new service vehicles.

    Financing Cash Flows for the Nine Months Ended September 30, 2001.  We used a net $0.8 million in cash for financing activities in the first nine months of 2001. We increased our borrowings under the Senior Credit Facility by $94.0 million. We used cash to purchase $113.8 million in face value of our outstanding debt for $72.5 million and to acquire 20,005,359 shares of our outstanding stock for $22.9 million. At September 30, 2001, the Senior Credit Facility had a weighted average interest rate of 7.25% and an outstanding balance of $138.0 million.

    Debt and Equity Repurchase Plans.  We may from time to time purchase our debt and equity securities in the open market or through negotiated transactions. The timing and terms of purchases, and the amount of debt or equity actually purchased will be determined based on market conditions and other factors. As of November 11, 2001, we had authority from our board of directors to purchase an additional approximately 11.0 million shares of our common stock.

    Material Commitments.  We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of September 30, 2001:

Debt Security	Maturity Date	Amount
		(in thousands)
Convertible Senior Subordinated Notes (a)	September 2003	$23,785
Senior Subordinated Discount Notes	June 2005	39,761
Senior Unsecured Notes	August 2005	203,650
Senior Subordinated Notes	January 2009	209,440
Senior Credit Facility	January 2003	138,000

		$594,636

(a)
These notes are convertible into Protection One common stock at a price of $11.19 per share, which is above the price at which our shares are traded in the public stock markets.

    We are in compliance with the financial covenants under the Senior Credit Facility and the indentures for the third quarter of 2001.

    Credit Ratings.  As of November 11, 2001, the major rating agencies carried the following ratings on our outstanding public debt:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	B	CCC+	Negative
Moody's	B3	Caa2	Negative
Fitch	B	CCC+	Negative

    In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to further downgrades which make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

    Capital Expenditures.  We anticipate making capital expenditures of approximately $10 million to $15 million to acquire customer accounts and to purchase fixed assets for the remainder of 2001 and approximately $40 million for capital expenditures in each of 2002 and in 2003. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented. We believe that our capital requirements will be met for the balance of 2001 through the use of internally generated funds and drawings under our Senior Credit Facility. In subsequent years, we anticipate that these capital requirements will be met through the use of internally generated funds, asset sales, the Senior Credit Facility or external financings. See "Liquidity and Capital Resources" above.

Tax Matters

    We have a tax sharing agreement with Western Resources which allows us to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return. If Western Resources completes the proposed split-off or separation of Westar Industries pursuant to the proposed transaction with Public Service Company of New Mexico or otherwise, we would no longer be able to file taxes on a consolidated basis with Western Resources. As a result, a substantial portion of our net deferred tax assets of $84.1 million at September 30, 2001 would likely not be realizable and we would likely not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets determined not to be realizable. This charge could be material.

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

    SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. See Note 5 for additional information regarding this pronouncement and the potential impact on upon adoption.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated by reference.

Exhibit Number	Exhibit Description
10.1	Sixth Amendment of Credit Agreement effective as of November 1, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2001	PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.
		By:	/s/ DARIUS G. NEVIN Darius G. Nevin Executive Vice President and Chief Financial Officer

Exhibit List

Exhibit Number	Exhibit Description
10.1	Sixth Amendment of Credit Agreement effective as of November 1, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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