Form 10-Q/A
period 2001-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2001-11-23
CIK 916230, 916310

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

EXPLANATORY NOTE

    The undersigned hereby amend their quarterly report on Form 10-Q for the quarterly period ended September 30, 2001 (filed on November 14, 2001) to change the total amount of their future, material long-term commitments as of September 30, 2001, set forth in the table in Material Commitments of the Liquidity and Capital Resources section of Part I, Item 2, from $594,636 to $614,636. The revised amount is the sum of the detail provided within the table.

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

		$614,636

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

Date:	November 23, 2001	PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.
		By:	/s/ DARIUS G. NEVIN Darius G. Nevin Executive Vice President and Chief Financial Officer

Exhibit List

Exhibit Number	Exhibit Description
10.1	Sixth Amendment of Credit Agreement effective as of November 1, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.

QuickLinks

EXPLANATORY NOTE
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