Form 10-K
period 2001-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2002-03-29
CIK 916230, 916310

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

0-24780 (Commission File Number)	33-73002-01 (Commission File Number)
Protection One, Inc. (Exact Name of Registrant as Specified in Charter)	Protection One Alarm Monitoring, Inc. Exact Name of Registrant as Specified in Charter)
Delaware (State of Other Jurisdiction of Incorporation or Organization)	Delaware (State or Other Jurisdiction of Incorporation or Organization)
93-1063818 (I.R.S. Employer Identification No.)	93-1064579 (I.R.S. Employer Identification No.)
818 S. Kansas Avenue, Topeka, Kansas 66612 (Address of Principal Executive Offices, Including Zip Code)	818 S. Kansas Avenue, Topeka, Kansas 66612 (Address of Principal Executive Offices, Including Zip Code)
(785) 575-1707 (Registrant's Telephone Number, Including Area Code)	(785) 575-1707 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share, of Protection One, Inc.	New York Stock Exchange
6 3/4% Convertible Senior Subordinated Notes Due 2003 of Protection One Alarm Monitoring, Inc., Guaranteed by Protection One, Inc.

Securities registered pursuant to Section 12(g) of the Act:

(None)
(Title of Class)

        Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        The aggregate market value of common stock of Protection One, Inc. held by nonaffiliates on March 15, 2002 (based on the last sale price of such shares on the New York Stock Exchange) was $29,566,175.

        As of March 15, 2002, Protection One, Inc. had 97,901,367 shares of Common Stock outstanding, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions I (1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format set forth therein.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of Protection One, Inc.'s proxy statement on Schedule 14A to be furnished to stockholders in connection with its Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K. Such proxy statement is expected to be filed with the Commission by April 23, 2002.

PART I

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Report") and the materials incorporated by reference herein include "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we "believe," "expect," "anticipate" or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among others, the factors discussed in the section entitled "Risk Factors." The forward-looking statements included herein are made only as of the date of this Report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Overview

        Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to approximately 1.2 million customers as of December 31, 2001. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers. At December 31, 2001, our customer base composition was as follows:

Market Segment	Percentage of Total
Single family and commercial	58.7%
Wholesale	13.5

Protection One North America Total	72.2
Multifamily/Apartment	27.8

Total	100.0%

        Our company is divided into two business segments:

        Protection One North America ("North America") generated approximately $304.5 million, or 89.3%, of our revenues in 2001 and is comprised of Protection One Alarm Monitoring, our core alarm monitoring business, and our wholesale monitoring business, which provides alarm monitoring services to independent alarm companies.

        Network Multifamily ("Multifamily") generated approximately $36.5 million, or 10.7%, of our revenues in 2001 and is comprised of our alarm monitoring business servicing apartments, condominiums and other multifamily dwellings.

        Our strategy is to improve returns on invested capital by realizing economies of scale from increasing customer density in the largest urban markets in North America. We plan to accomplish this goal by: (i) retaining our customers by providing superior customer service from our monitoring facilities and our branches; (ii) using our national presence, strategic alliances, and strong local operations to persuade the most desirable residential and commercial prospects to enter into long term agreements with us on terms that permit us to achieve appropriate returns on capital; and (iii) on a limited basis in 2002 or 2003, acquiring alarm companies and portfolios of alarm accounts pursuant to transactions that meet our strategic and financial requirements.

Significant Business Developments

        Management Team.    In 2001, important changes were made in our management team with the addition of four experienced executives with extensive industry experience. Richard Ginsburg joined us as President and Chief Executive Officer in April 2001. In July and August 2001, we added Mack Sands as Executive Vice President and Chief Operating Officer, Darius G. Nevin as Executive Vice President and Chief Financial Officer, and Peter J. Pefanis as Senior Vice President. Additional changes were made throughout the remainder of our management ranks to strengthen our management team. See "Item 10—Directors and Executive Officers of the Registrants."

        Operational Efficiencies.    Our management team made improvements in operational efficiencies one of our key priorities in 2001. We consolidated our monitoring facilities in Hagerstown, Maryland, Beaverton, Oregon, and Irving, Texas, into our monitoring facility in Wichita, Kansas, which currently monitors approximately 650,000 accounts. In January 2002, we completed the installation of our common technology platform for customer service, monitoring, billing and collection functions in all of our residential monitoring facilities outside Canada. In addition, we discontinued our National Accounts and Patrol divisions, sold certain accounts that were not part of our core business, and consolidated additional operational and administrative facilities. These consolidations and other cost reduction initiatives resulted in a total reduction of approximately 600 positions in our work force. See "Centralized Monitoring, Common Technology Platform and Customer Service."

        Attrition and Customer Creation.    In 2001, we had a net loss of 196,357 customers in our customer base. This decline resulted from attrition, the decision to add new customers at reasonable costs through our internal sales force and to focus on operational efficiencies, the disposition of certain accounts, and adjustments related to the conversion of our customer base to our common technology platform. Our customer acquisition strategy for our North America segment relies primarily on our internal sales force, which generated 43,742 accounts in 2001 compared to 27,259 accounts in 2000, and our marketing alliance with BellSouth Telecommunications, Inc. See "Sales and Marketing," "Attrition."

        Impairment Charge.    In the first quarter of 2002, we will record an impairment charge to write-down goodwill and customer accounts to their estimated fair values. The amount of this charge net of tax will be approximately $659.3 million, of which approximately $441.5 million will be related to goodwill and approximately $217.8 million will be related to customer accounts. For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Impairment Charge Pursuant to New Accounting Rules" and Note 16 of the "Notes to Consolidated Financial Statements."

Operations

        Our operations consist principally of alarm monitoring, customer service functions and branch operations.

        Centralized Monitoring, Common Technology Platform and Customer Service

        Customer Security Alarm Systems.    Security alarm systems include many different types of devices installed at customers' premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. In general, systems for multi-family and residential applications tend to be smaller in size than those used by commercial customers, and also tend to generate a lower level of alarm signals than in commercial applications. These devices are connected to a computerized control panel that communicates through the phone lines to a monitoring facility. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated, and can transmit that information to a central monitoring station.

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

        Monitoring Facilities.    We provide monitoring services to our customer base from six monitoring facilities. The table below provides additional detail about our monitoring centers:

Location	Approximate Number of Customers Monitored	Primary Markets
Addison, TX(1)	325,000	Multi-Family
Orlando, FL	130,000	Wholesale
Wichita, KS	650,000	Residential/Commercial/Wholesale
Portland, ME	25,000	Residential/Commercial
Ottawa, Ontario	20,000	Residential/Commercial
Vancouver, B.C.	20,000	Residential/Wholesale

(1)
In 2002, Multifamily will move their administrative headquarters and monitoring operations to the Irving, Texas facility formerly utilized by our North America segment for monitoring residential and commercial customers.

        Our monitoring facilities operate 24 hours per day, seven days a week, including all holidays. Each monitoring facility incorporates the use of communications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator within a monitoring facility monitors a computer screen that presents information concerning the nature of the alarm signal, the customer whose alarm has been activated, and the premises on which such alarm is located. Other non-emergency administrative signals are generated by low battery status, arming and disarming of the alarm monitoring system, and test signals, and are processed automatically by computer. Depending upon the type of service for which the customer has contracted, monitoring facility personnel respond to alarms by relaying information to the local fire or police departments, notifying the subscriber, or taking other appropriate action, such as dispatching alarm response personnel to the customer's premises where this service is available.

        All of our primary monitoring facilities in North America are listed by Underwriters Laboratories, Inc. ("UL") as protective signaling services stations. UL specifications for monitoring facilities include building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL listed facilities. In addition, such listing is required by certain commercial customers' insurance companies as a condition to insurance coverage.

        Common Technology Platform.    In recognition of the strategic importance of serving all our customers on a common database running on an industry standard monitoring automation application, in 2000 we adopted MAS®, from Monitored Automation Systems, of Irvine, California, as the technology platform for our domestic monitoring facilities. MAS® combines customer service, monitoring, billing and collection functions into a single system and is used, to varying extents, by other large companies in the security monitoring industry including ADT Security Services and Brink's (see Competition, below).

        In 2001, our Wichita and Irving monitoring facilities completed their conversions to MAS®. With the conversion to MAS® of the Portland, Maine facility in January 2002, we serve approximately 94% of our North America residential and commercial customer base by utilizing one common database. We plan to dedicate the Portland monitoring facility to monitoring our new commercial customers whose requirements often exceed those of typical residential customers. We also completed the installation of a new financial system which we began using in January 2001 that can be accessed in all of our locations.

        The conversion to MAS® enabled us to consolidate the number of monitoring facilities we operate, resulting in operational efficiencies and cost savings. During 2001 and early 2002, we completed a series of monitoring facility conversions to MAS and consolidations of monitoring facilities including:

Date	Monitoring Facility	Action
March 2001	Hagerstown, MD	Consolidated into Wichita
June 2001	Beaverton, OR	Consolidated into Wichita
September 2001	Irving, TX	Software conversion to MAS
December 2001	Irving, TX	Consolidated into Wichita
January 2002	Portland, ME	Software conversion to MAS

        Wholesale Monitoring.    Through our monitoring facilities in Orlando, Wichita and Vancouver, we provide wholesale monitoring services to independent alarm companies. Under the typical arrangement, alarm companies subcontract monitoring services to us, primarily because they do not have their own monitoring capabilities. We may also provide billing and other services. These independent alarm companies retain ownership of monitoring contracts and are responsible for every other aspect of the relationship with customers, including field repair service.

        Customer Care Services.    Customer care personnel answer non-emergency telephone calls typically regarding service, billing and alarm activation issues. Until late 2001, all customer care personnel were located exclusively in our monitoring facilities. During the last quarter of 2001, we began shifting some business-hours customer care functions to our branches, including responding to routine billing and service inquiries. In 2002, we expect to complete the shifting of most business-hours customer care functions to our branches. During business hours, monitoring facility personnel receive inbound customer calls forwarded from branches when the latter are unable to answer within a specified number of rings. After-hours, all customer calls are forwarded to the monitoring facilities.

        Customer care personnel in our branches and in our monitoring facilities at help desks assist customers in understanding and resolving minor service and operating issues related to security systems. Branch personnel schedule technician appointments. We also operate a dedicated telesales center in

Wichita to address questions that customers or potential customers have about our services, as well as to perform outbound sales and marketing activities.

        Enhanced Services.    As a means of increasing revenues and enhancing customer satisfaction, we offer customers an array of enhanced security services, including extended service protection, expanded monitoring features, and telephone line security. These services position us as a full service provider and give our sales representatives more features to sell in their solicitation of new customers. Enhanced services include:

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

Branch Operations

        We maintain approximately 60 service branches in North America from which we provide field repair, customer care, alarm response and sales services, and 7 satellite locations from which we provide field repair services. During the last quarter of 2001, we began shifting some business-hours customer care functions to our branches, including responding to routine billing and service inquiries. In 2002, we expect to complete the shifting of most business-hours customer care functions to our branches by expanding the range of functions provided at our branches to include billing set-up and collections. Our nationwide network of branches operate in some of the largest cities in the United States and Canada and play a critical role in enhancing customer satisfaction, reducing customer loss and building brand awareness.

        Repair services generate revenues primarily through billable field service calls and recurring payments under our extended service protection program. By focusing growth in targeted areas we hope to increase the density of our customer base which will permit more effective scheduling and routing of field service technicians and will create economies of scale.

Sales and Marketing

        Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales. In June 2001, we notified most of our remaining domestic dealers that we were terminating our dealer arrangement with them and therefore would not be extending or renewing their contracts. The number of accounts being purchased through our dealer program decreased from 21,817 in 2000, to 7,501 in 2001. We also discontinued our National Accounts program in 2001.

        Our internal sales program was started in February 2000 on a commission only basis with a goal of creating accounts at a cost lower than our external programs. In 2001, we revised and enhanced our internal sales program and, in early 2002, we introduced modest base compensation. This program utilizes our existing branch infrastructure in approximately 60 markets. The internal sales program generated 43,742 accounts and 27,259 accounts in 2001 and 2000, respectively.

        In late 2001, we entered into a marketing alliance with BellSouth Telecommunications, Inc. ("BellSouth") to offer monitored security services to the residential, single family market in the nine-state BellSouth region. Under this agreement, we operate as "BellSouth Security Systems from

Protection One" from many of our branches in the nine-state BellSouth region. BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the leads and attempt to persuade them to become customers of our monitored security services. We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges.

        Sales professionals are responsible for identifying new prospects and closing new sales of monitoring systems and services. The sales force also generates revenue from selling equipment upgrades and add-ons to existing customers and by competing for those customers who are terminating their relationships with our competitors.

        We operate a dedicated telesales center ("Telesales") in Wichita to address questions that customers or potential customers have about our services, as well as to perform outbound sales and marketing activities. Outbound Telesales is extensively involved in supporting the alliance with BellSouth by calling the leads provided by BellSouth. Telesales also provides quality control follow-up calls to customers for whom we recently provided installation or maintenance services.

        Our Multifamily segment utilizes a salaried and commissioned sales force to produce new accounts. Multifamily markets its services and products primarily to developers, owners and managers of apartment complexes and other multifamily dwellings. Multifamily sales and marketing activities consist of national and regional advertising, nationwide professional field sales efforts, centralized inbound and outbound sales functions, prospective acquisition marketing efforts and professional industry-related association affiliation. Services are sold directly to the property owner, and payment is based on a monthly price on a per-unit basis. Ongoing service for the duration of the lease includes equipment, maintenance, 24-hour monitoring from our central monitoring station, customer service and individual market support. Property owner contracts generally have initial terms ranging from five to ten years in duration, and provide for automatic renewal for a fixed period (typically five years) unless Multifamily or the subscriber elects to cancel the contract at the end of its term.

        We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel. We expect to re-enter the market for acquiring alarm account portfolios or alarm companies on a limited basis at some time during 2002 or 2003.

Attrition

        Subscriber attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. We expect adjustments to lost accounts for purchase holdbacks will be lower in the future because we are purchasing fewer accounts in the types of transactions that create holdbacks and we have extinguished a substantial portion of our purchase holdback reserve. We do not reduce the gross accounts lost during a period by "move in" accounts, which are accounts where a new customer moves into the premises equipped with the Company's security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a premise monitored by a competitor requests that we provide monitoring services.

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

        Customer attrition by business segment for the years ended December 31, 2001, 2000 and 1999 is summarized below:

	Customer Account Attrition
	December 31, 2001		December 31, 2000		December 31, 1999
	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
North America	21.9%	18.2%	17.5%	15.4%	16.3%	16.0%
Multifamily	7.7%	6.3%	6.3%	8.9%	8.0%	7.6%
Total Company(a)	18.1%	15.2%	15.0%	14.0%	14.7%	14.3%

(a)
Does not include the Europe segment which we sold in February 2000.

        Attrition increased in our North America Segment in 2001 compared to 2000 for a variety of reasons including:

  •
  Deteriorating economic conditions which left some customers unable to afford our services.

  •
  The fourth quarter of 2001 marked the two-year anniversary of the down-sizing of our dealer program. Many customers generated by the dealer program signed two-year agreements and elected not to renew their monitoring agreements with us at the end of their initial contract term.

  •
  Some former dealers from whom we purchased accounts within the last three to four years entered into funding programs with other sponsors and used their knowledge of our customer base to encourage our customers to cancel service with us.

  •
  Efforts to identify active customers who had an accounts receivable balance greater than 120 days past due. Such customers were treated as if they were disconnected for purposes of calculating attrition.

Competition

        The security alarm industry is highly competitive. In North America, there are only four alarm companies that offer services across the U.S. and Canada with the remainder being either large regional or small, privately held alarm companies. Based on total annual revenues in 2000, we believe the top four alarm companies in North America are:

  •
  ADT Security Services, a subsidiary of Tyco International, Inc. ("ADT")

  •
  Protection One, Inc.

  •
  Brinks Home Security Inc., a subsidiary of The Pittston Services Group of North America

  •
  Honeywell Inc.

        Competition in the security alarm industry is based primarily on market visibility, price, reputation for quality of services and systems, services offered, and the ability to identify and to solicit prospective customers as they move into homes and businesses. We believe that we compete effectively with other national, regional and local security alarm companies due to our ability to offer integrated alarm system installation, monitoring, repair and enhanced services, our reputation for reliable equipment and services, our affinity alliance with BellSouth, and our prominent presence in the areas surrounding our branch offices.

Intellectual Property

        We own trademarks related to the name and logo for Protection One and Network Multifamily Security as well as a variety of trade and service marks related to individual services we provide. While we believe our trademarks and service marks and proprietary information are important to our business, other than the trademarks we own in our name and logo, we do not believe our inability to use any one of them would have a material adverse effect on our business as a whole.

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

Employees

        At December 31, 2001, we had approximately 2,800 full-time employees.

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

        We incurred net losses of $86.0 million in 2001 (a net loss of $120.5 million excluding extraordinary gains of $34.5 million, net of tax), $57.2 million in 2000 (a net loss of $106.4 million excluding extraordinary gains of $49.3 million, net of tax), $80.7 million in 1999 (a net loss of $91.9 million excluding the effect of the Mobile Services Group gain, net of tax), and $17.8 million in 1998. These losses reflect, among other factors:

  •
  our customer base and revenues have declined since 1999;

  •
  substantial charges incurred by us for amortization of purchased customer accounts and goodwill;

  •
  interest incurred on indebtedness;

  •
  other charges required to manage operations; and

  •
  costs associated with the integration of the acquisitions we have made.

        We will continue to incur substantial interest expense unless we significantly reduce our debt which is unlikely given our expected cash flow. We do not expect to attain profitable operations in the foreseeable future.

We will record an impairment charge in the first quarter of 2002. Additional charges may be recorded in the future.

        In the first quarter of 2002, we will record an impairment charge to write-down goodwill and customer accounts to their estimated fair values. The amount of this charge net of tax will be approximately $659.3 million, of which approximately $441.5 million will be related to goodwill and approximately $217.8 million will be related to customer accounts. For further information on the impairment charge, see Note 16 of the "Notes to Consolidated Financial Statements." After this write-down is recorded, we will still have material amounts of goodwill and customer accounts recorded on our balance sheet. The remaining amount of goodwill will be required to be tested annually for impairment. Customer accounts will be required to be tested upon certain triggering events, which include recurring operating losses, adverse business conditions, declines in market values and other matters that negatively impact value. If we fail future impairment tests for either goodwill or customer accounts, we will be required to recognize additional impairment charges on these assets in the future.

The impact of class action litigation may be material.

        We, Protection One Alarm Monitoring, Westar Industries, Inc. ("Westar Industries"), Western Resources, Inc. ("Western Resources") and certain of our present and former officers and directors are defendants in a purported class action litigation pending in the United States District Court for the Central District of California brought on behalf of our shareholders. The plaintiffs are seeking unspecified compensatory damages based on allegations that various statements concerning our financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading. We cannot currently predict the impact of this litigation which could be material. See "Item 3. Legal Proceedings".

The competitive market for the acquisition and creation of accounts may affect our future profitability.

        Prior to 2000, we grew very rapidly by acquiring portfolios of alarm monitoring accounts through acquisitions and dealer purchases. Our current strategy is to reduce the cost of acquiring new accounts by utilizing other customer account acquisition channels such as our internal sales force augmented by traditional marketing support. We expect to re-enter the market for acquiring alarm account portfolios or alarm companies on a limited basis at some time during 2002 or 2003. We compete with major companies, some of which have greater financial resources than we do, or may be willing to offer higher prices than we might be prepared to offer to purchase subscriber accounts. The effect of competition may be to reduce the purchase opportunities available to us, or to increase the price we pay for subscriber accounts, which could have a material adverse effect on our return on investment in such accounts, and on our results of operations, financial condition, and ability to service debt.

We may experience difficulty integrating businesses we acquire.

        We expect to reenter the acquisition market on a limited basis in 2002 or 2003. An important aspect of an acquisition program is the integration of customer accounts into our operations after purchase. Risks typically associated with acquisitions include, without limitation, the following:

  •
  the possibility of unanticipated problems not discovered prior to the acquisition;

  •
  additional expenses required to integrate the acquired company's systems;

  •
  higher than expected customer losses resulting in lower than expected revenues;

  •
  the significant demands placed on management to resolve issues arising from acquisitions; and

  •
  for acquisitions that are structured as stock purchases of other companies, the assumption of unexpected liabilities and losses from the disposition of unnecessary or undesirable assets of the acquired companies.

We will need additional funding to finance our future growth.

        Prior to 2000, our purchases of customer accounts and acquisitions of portfolios of customer accounts and new lines of business required cash in amounts that exceeded the net cash provided by our operating activities. In 2001, our principal focus was on improving our service, reducing attrition of current customers and integrating and building infrastructure. As a result, our cash requirements were less in 2001 than those in 2000 and 1999. In 2002, while continuing our focus on customer care to lower attrition, we intend to pursue customer account growth through our internal sales program and, eventually and on a limited basis, through acquisitions. Should we resume an acquisition program in 2002, we expect that our cash requirements will exceed cash flows from operations. Under this circumstance, funding from additional borrowings under our Senior Credit Facility or through the sale of assets would be required. As of March 25, 2002, we had $34.5 million of remaining availability under our $180 million Senior Credit Facility. Our credit ratings were downgraded in March 2000 and again in March 2001 which will make obtaining additional funding more difficult and costly.

        Any inability to obtain funding through external financing could adversely affect our ability to increase our customers, revenues and cash flows from operations. There can be no assurance that we will be able to obtain external funding on favorable terms or at all.

We have a substantial amount of debt, which could constrain our growth.

        We have, and will likely continue to have, a large amount of consolidated indebtedness. The terms of various indentures and credit agreements governing our indebtedness limit our ability to incur additional indebtedness that we might need in the future in order to fund acquisitions of subscriber accounts.

        Additionally, please be aware that:

  •
  As of December 31, 2001, we had outstanding total indebtedness of $584.8 million, of which $584.1 million was long-term indebtedness.

  •
  As of December 31, 2001, we had $137.5 million of debt outstanding under our $155 million Senior Credit Facility bearing interest at a weighted average floating interest rate before fees of 5.8%. As of March 15, 2002 we had $145.5 million of debt outstanding under our $180 million Senior Credit Facility bearing interest at a weighted average floating interest rate before fees of 5.6%. Our Senior Credit Facility is provided by Westar Industries, Inc., our 87% parent, and matures on January 3, 2003.

  •
  Our Convertible Senior Subordinated Notes, which represent $23.8 million of our long-term indebtedness, mature in September 2003.

        Our present high level of indebtedness could have negative consequences on, without limitation:

  •
  our ability to obtain additional financing in the future for working capital, acquisitions or creation of subscriber accounts, capital expenditures, general corporate purposes or other purposes;

  •
  our ability to withstand a downturn in our business or the economy generally; and

  •
  our ability to compete against other less leveraged companies.

        The indentures governing all of our debt securities require that we offer to repurchase the securities in certain circumstances following a change of control.

We will need to refinance our Senior Credit Facility.

        Our ability to refinance our Senior Credit Facility and satisfy any payment obligations will depend, in large part, on our performance, which will ultimately be affected by general economic and business factors, many of which will be outside management's control. We believe that our cash flow from operations combined with borrowings under the Senior Credit Facility and asset sales will be enough to meet our expenses and interest obligations through at least January 1, 2003. In the event our parent, Westar Industries, does not extend our Senior Credit Facility beyond that date on its present terms and we are required to seek such financing from unaffiliated third parties, we may not be able to do so on terms as economically favorable as those under our present Senior Credit Facility or at all. The Kansas Corporation Commission has issued an order prohibiting Western Resources from borrowing to make loans or capital contributions to Westar Industries. This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility. Western Resources has filed for approval a financial plan with the Kansas Corporation Commission which provides that Westar Industries will use the funds from some of its other interests in a manner other than the funding of such obligations. The Company would face significant liquidity issues if Westar Industries was unable to fund its obligations under the Senior Credit Facility. We were unsuccessful in refinancing our Senior Credit Facility with unaffiliated third parties on satisfactory terms in 2000 and 2001. If payment obligations cannot be satisfied, we will be forced to find alternative sources of funds by selling assets, restructuring, refinancing debt or seeking additional equity capital. There can be no assurance that any of these alternative sources would be available on satisfactory terms or at all.

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

  •
  Senior debt to annualized EBITDA for the most recent quarter must be less than 4.0 to 1.

        In each case, the ratio reflects the impact of acquisitions and other capital investments for the entire period covered by the calculation.

        The indentures contain other covenants that impose operational restrictions on us which are not as burdensome to us as those listed above and none are based on credit ratings. A violation of these restrictions would result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable.

We lose some of our customers over time.

        We experience the loss of accounts as a result of, among other factors:

  •
  relocation of customers;

  •
  adverse financial and economic conditions;

  •
  competition from other alarm service companies; and

  •
  customer service and operational difficulties with integration of acquired or created customers.

        We may experience the loss of newly acquired or created accounts to the extent we do not integrate or adequately service those accounts. Because some acquired accounts are prepaid on an annual, semiannual or quarterly basis, customer loss may not become evident for some time after an acquisition is consummated. An increase in the rate of customer loss could have a material adverse effect on our results of operations and financial condition.

        When acquiring accounts, we seek under terms of the purchase agreement to withhold a portion of the purchase price as a partial reserve against a greater than expected loss of customers. If the actual rate of customer loss for the accounts acquired is greater than the assumed rate at the time of the acquisition, and damages cannot be recouped from the portion of the purchase price held back from the seller, the loss of customers could have a material adverse effect on our results of operations and financial condition. Moreover, we may not be able to obtain purchase price holdbacks in future acquisitions, particularly acquisitions of large portfolios and rates of customer losses for acquired accounts may be greater than the rate we have assumed or historically incurred. Moreover, we cannot predict the impact acquired accounts will have on the overall rate of attrition.

        During 2001, attrition, our change in focus from growth to strengthening our operations, the disposition of certain accounts and adjustments related to the conversion of our customer base to our common technology platform resulted in a net loss of 196,357 customers or an 14.3% decrease in our customer base from January 1, 2001. We explain some of the reasons for the increase in attrition in 2001 in "Attrition," above. This was the primary cause of our $59.9 million decline in monitoring and related service revenues in the North America segment from 2000 to 2001. We expect this trend will continue until the efforts we are making to acquire new accounts and reduce our rate of attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

Our customer acquisition strategies may not be successful.

        Our customer account acquisition strategy primarily relies on our internal sales force. We have changed our acquisition strategy several times over the past few years attempting to decrease the cost of adding customers and decrease the rate of attrition. There can be no assurance that this strategy will be successful. If the strategy is not successful, our customer base could continue to decline. If successful, the selling costs related to this strategy will increase our expenses and use of cash. Failure to economically replace customers lost though attrition or increased cash needs could have a material adverse effect on our business, financial condition, results of operations, and ability to service debt obligations.

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

        Westar Industries owned approximately 87% of the outstanding common stock of Protection One as of December 31, 2001. As long as Westar Industries continues to beneficially own in excess of 50%

of the shares of Protection One common stock outstanding, Westar Industries will be able to direct the election of all directors of Protection One and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving Protection One, our acquisition or disposition of material assets and our incurrence of indebtedness. Similarly, Westar Industries will continue to have the power to determine matters submitted to a vote of Protection One's stockholders without the consent of other stockholders, to prevent or cause a change in control of Protection One and to take other actions that might be favorable to Western Resources and Westar Industries, whether or not these actions would be favorable to Protection One or its stockholders generally. In addition, Westar Industries is also our senior lender under our Senior Credit Facility as discussed above.

Western Resources is engaged in regulatory proceedings which could adversely effect us.

        Western Resources presently owns all of Westar Industries' stock. Western Resources is a public electric utility regulated by the Kansas Corporation Commission. The Kansas Corporation Commission has issued orders and is holding proceedings which directly impact on the ability of Westar Industries to fund its obligation under our Senior Credit Facility or make any other investment in us, including an order which prohibits Western Resources from borrowing to make loans or capital contribution to Westar Industries. In response to a Kansas Corporation Commission order to submit a plan to reduce its outstanding debt, Western Resources has proposed (and may be required) to sell part or all of its interest in Westar Industries. Reference is made to Western Resources Form 10-K and Forms 10-Q filed with the Securities and Exchange Commission (File No. 1-3523) for further information on these orders and proceedings, which may adversely impact on us.

We obtain administrative services from Western Resources.

        Western Resources provides us certain administrative services pursuant to a services agreement including accounting, human resources, legal, facilities and technology services. Western Resources has proposed to separate Westar Industries (including us) from Western Resources. If a separation occurs, Westar Industries will enter into a services agreement with Western Resources pursuant to which Western Resources will continue to provide Westar Industries (including us) the services currently provided to us, but Western Resources will have the right to terminate this agreement beginning two years after the closing subject to providing one years' advance notice of termination. If the services agreement is terminated, our cost of obtaining such services from either a third party or by hiring sufficient staff to perform those services internally may increase.

We have deferred tax assets we may not utilize.

        Western Resources makes payments to us for current tax benefits utilized by Western Resources in its consolidated tax return pursuant to a tax sharing agreement. If Western Resources completes its proposed separation of Westar Industries (including us) from Western Resources in a transaction that results in Westar Industries no longer being able to file taxes on a consolidated basis with Western Resources our net deferred tax assets of $88.4 million at December 31, 2001 might not be realizable and we might not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations. The amount of our deferred taxes will increase by approximately $173.7 million upon our recording of an impairment charge in the first quarter of 2002 as discussed above. In addition, as a result of a separation, we would no longer receive payments from Western Resources for current tax benefits utilized by Western Resources. In 2001 and 2000, we received aggregate payments from Western Resources of $19.1 million and $48.9 million, respectively. The loss of these payments would have a material adverse effect on our cash flow.

ITEM 2. PROPERTIES

        We maintain our executive offices at 818 S. Kansas Avenue, Topeka, Kansas 66612. We operate primarily from the following facilities, although we also lease office space for our approximate 60 service branch offices and 7 satellite branches in North America.

Location	Size (sq. ft.)	Lease/Own	Principal Purpose
United States
Addison, TX(1)	28,512	Lease	Monitoring facility/Multifamily administrative headquarters
Irving, TX(1)	53,750	Lease	Monitoring facility/administrative headquarters
Orlando, FL	11,020	Lease	Wholesale monitoring facility
Portland, ME	9,000	Lease	Monitoring facility/local branch
Topeka, KS	17,703	Lease	Financial/administrative headquarters
Wichita, KS	50,000	Own	Monitoring facility/administrative functions
Canada
Ottawa, ON	7,937	Lease	Monitoring facility/administrative headquarters
Vancouver, BC	5,177	Lease	Monitoring facility

(1)
In 2002, Multifamily will move their administrative headquarters and monitoring operations to the Irving, Texas facility.

ITEM 3. LEGAL PROCEEDINGS

        Protection One, its subsidiary Protection One Alarm Monitoring, and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, Alec Garbini, et al v. Protection One, Inc., et al., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint ("Third Amended Complaint"). Plaintiffs purported to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through February 2, 2001. The Third Amended Complaint asserted claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Protection One Alarm Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs alleged, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Third Amended Complaint further asserted claims against Western Resources and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Third Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 4, 2001, the District Court dismissed plaintiffs' claims under Sections 10(b) and 20(a) of the Securities Exchange Act. The Court granted plaintiffs leave to replead such claims. The Court also dismissed all claims brought on behalf of bondholders with prejudice. The Court also dismissed plaintiffs' claims against Arthur Andersen, and plaintiffs have appealed that dismissal. On February 22, 2002, plaintiffs filed a Fourth Consolidated Amended Class Action Complaint. The new complaint realleges claims on behalf of purchasers of common stock under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The defendants have until April 5, 2002 to respond to the new complaint. The Company cannot predict the impact of this litigation which could be material.

        Six former Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiffs' pursuit of arbitration as required by the terms of their agreements. On June 23, 2000, the Court denied plaintiffs' motion to have collective arbitration. On or about October 4, 2000, notwithstanding the Court's denial of plaintiffs' motion for collective arbitration, the six former dealers filed a Motion to Compel Consolidation Arbitration with the American Arbitration Association ("AAA"). On November 21, 2000, the AAA denied the dealers' motion and advised they would proceed on only one matter at a time. As of March 3, 2002, one dealer (Masterguard) proceeded with arbitration. On March 8, 2002, Masterguard's claims against the Company were settled by a mutual agreement of the parties.

        An arbitration was commenced against Protection One and Protection One Alarm Monitoring by Ralph Apa in December, 2000 alleging common law fraud, negligent misrepresentation and Oregon Blue Sky law claims based on the allegedly inflated stock price of the shares of Protection One stock received in connection with Protection One's acquisition of his alarm monitoring business on October 1, 1998. Mr. Apa also alleges breach of contract, breach of the covenant of good faith and fair dealing and conversion arising from the transaction. The statement of claim seeks undisclosed compensatory and punitive damages, interest and attorneys fees and costs. An arbitration date has been set for May 28, 2002. The Company cannot predict the impact of this arbitration which could be material.

        Other Protection One dealers have filed or threatened litigation or arbitration based upon a variety of theories surrounding calculations of holdback and other payments. The Company believes it has complied with the terms of these contracts. The Company cannot predict the aggregate impact of these disputes with dealers which could be material.

        On October 2, 2000, the Company, as successor-in-interest to Centennial Security, Inc., was served with a demand for arbitration by Crimebusters, Inc. before the AAA wherein Crimebusters is seeking in excess of $7.0 million in damages due to alleged defaults by the Company under an asset purchase agreement between Crimebusters, et al, and Centennial Security, Inc. On October 6, 2000, the Company filed claims alleging fraud, willful misconduct and breach of contract against Crimebusters, et al, in the United States District Court for the District of Connecticut, Protection One Alarm Monitoring, Inc. v Crimebusters, Inc., First Federal Security Systems, Inc. and Anthony Perrotti, Jr., Civil Action No. 300CV-1932DJS. On May 29, 2001, the District Court dismissed the lawsuit. The Company has appealed the dismissal order, and the appeal is presently pending before the United States Court of Appeals for the Second Circuit (No. 01-7786). The Company cannot predict the impact of this arbitration and litigation, which could be material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        No matters were submitted to Protection One's stockholders following our annual meeting in 2001.

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

	High	Low
2000:
First Quarter	$2.3125	$1.3750
Second Quarter	2.1875	1.0000
Third Quarter	2.5625	1.0000
Fourth Quarter	1.5625	0.3750
2001:
First Quarter	$1.5100	$0.8125
Second Quarter	2.1400	1.0500
Third Quarter	2.0000	1.1000
Fourth Quarter	2.7800	1.6000

Dividend Information

        Holders of Protection One common stock are entitled to receive only dividends declared by the board of directors from funds legally available for dividends to stockholders.

        Other than a $7.00 cash distribution paid to holders of record of Protection One common stock as of November 24, 1997, to holders of outstanding options to purchase Protection One common stock and to holders of warrants exercisable for Protection One common stock, all in connection with the combination of the Protection One and Western Resources' security businesses in November 1997, Protection One has never paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. The indentures governing the 8 1/8% Senior Subordinated Notes due 2009, the 13 5/8% Senior Subordinated Discount Notes due 2005, and the credit agreement relating to its Senior Credit Facility restrict Protection One Alarm Monitoring's ability to pay dividends or to make other distributions to its corporate parent. Consequently, these agreements restrict our ability to declare or pay any dividend on, or make any other distribution in respect of, our capital stock.

Number of Stockholders

        As of March 15, 2002, there were approximately 139 stockholders of record who held shares of our common stock.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31, 2001	Year ended December 31, 2000(b)	Year ended December 31, 1999(b)	Year ended December 31, 1998(b)	Year ended December 31, 1997
	(amounts in thousands, except for per share and customer data)
Statements of operations data
Revenues	$341,025	$431,764	$599,105	$421,095	$144,773
Cost of revenues	119,132	148,957	179,964	129,083	35,669

Gross profit	221,893	282,807	419,141	292,012	109,104
Selling, general and administrative expenses	112,685	125,964	183,947	114,506	80,755
Acquisition expense	5,899	11,752	27,464	20,298	2,108
Amortization of intangibles and depreciation expense	202,655	222,992	233,906	126,664	51,936
Other charges:
Merger related costs	—	—	—	—	11,542
Severance and relocation costs	9,682	4,380	5,809	3,400	—

Operating income (loss)	(109,028)	(82,281)	(31,985)	27,144	(37,237)
Interest expense, net	51,719	60,332	87,037	55,990	33,483
Other income	(125)	(297)	(12,869)	(5,733)	—

Loss before income taxes and extraordinary gain, net of taxes	(160,622)	(142,316)	(106,153)	(23,113)	(70,720)
Income tax benefit	40,096	35,872	27,108	3,689	28,405

Loss before extraordinary gain	(120,526)	(106,444)	(79,045)	(19,424)	(42,315)
Extraordinary gain (loss), net of tax	34,478	49,273	(1,691)	1,591	—

Net loss	(86,048)	(57,171)	$(80,736)	$(17,833)	$(42,315)

Net loss per share of common stock	$(.82)	$(.45)	$(.64)	$(.17)	$(.60)

Weighted average number of shares of common stock outstanding	105,458,601	126,550,059	126,889,802	107,998,917	70,202,716
Consolidated balance sheet data
Working capital (deficit)	$(23,272)	$(28,102)	$(27,933)	$(90,568)	$40,231
Customer accounts, net	763,549	900,314	1,122,585	1,009,084	529,886
Goodwill and trademarks, net	768,309	829,145	1,056,671	1,128,819	625,228
Total assets	1,748,476	1,930,127	2,512,558	2,462,590	1,366,371
Long term debt, including capital leases, net of current portion	584,115	637,181	1,077,152	884,554	327,797
Total stockholders' equity	1,063,189	1,177,455	1,216,920	1,296,390	907,191
Other operating data
Number of customers at end of period	1,174,715	1,371,072	1,623,201	1,557,996	756,818
EBITDA(a)	$103,309	$145,091	$207,730	$162,491	$26,241
Cash flows provided by (used in) operations	43,611	101,518	93,448	85,150	(4,928)
Cash flows provided by (used in) investment activities	(15,519)	117,150	(273,892)	(893,947)	(156,684)
Cash flows provided by (used in) financing activities	(26,466)	(223,764)	177,161	744,479	237,000

(a)
We derive earnings before interest, taxes, depreciation and amortization (EBITDA) by adjusting loss before income taxes and extraordinary gain, net of taxes by adding: (i) interest expense, net (ii) amortization of intangibles and depreciation expense, and (iii) other charges; and by subtracting other income as set forth in the table below.

(b)
Includes results of the European segment (that was acquired between May and September 1998 and sold to Westar Industries on February 29, 2000) for the period it was owned by us.

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

        The following table provides a calculation of EBITDA for each of the periods presented above:

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(amounts in thousands)
Loss before income taxes and extraordinary gain, net of taxes	$(160,622)	$(142,316)	$(106,153)	$(23,113)	$(70,720)
Plus:
Interest expense, net	51,719	60,332	87,037	55,990	33,483
Amortization of intangibles and depreciation expense	202,655	222,992	233,906	126,664	51,936
Other charges(a)	9,682	4,380	5,809	8,683	11,542
Less:
Other non-recurring income	(125)	(297)	(12,869)	(5,733)	—

EBITDA	$103,309	$145,091	$207,730	$162,491	$26,241

(a)
Other charges in 2001 consist of severance charges of $4.8 million and facility closure costs of $4.9 million incurred in connection with our efforts to improve efficiency of our monitoring facilities and branch operations. Other charges in 2000 represents severance charges of $1.5 million, charges incurred relating to the sale of our European business of $1.6 million and transition costs of $1.3 million for the closure of our Culver City and Chatsworth facilities. Other charges in 1999 represents severance charges of $3.2 million and transition costs of $2.6 million relating to the move of the finance and accounting offices from Irving, Texas to Topeka, Kansas. Other charges in 1998 represents severance and relocation payments of $3.4 million related to our 1998 reorganization and costs of $5.3 million incurred to replace signage for WRSB after the merger of WRSB with Protection One in 1998. Other charges in 1997 represent merger costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

        In Management's Discussion and Analysis we explain our general financial condition and operating results, including:

  •
  what factors impact our business,

  •
  what our earnings and costs were in 2001, 2000, and 1999,

  •
  why these earnings and costs differed from year to year,

  •
  how our earnings and costs affect our overall financial condition,

  •
  what we expect our capital expenditures to be for the years 2002 through 2004,

  •
  how we plan to pay for these future capital expenditures, and

  •
  other items that materially affect our financial condition or earnings.

        As you read Management's Discussion and Analysis, please refer to our Consolidated Statements of Operations and Comprehensive Loss. These statements show our operating results for 2001, 2000 and 1999. In Management's Discussion and Analysis, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Operations and Comprehensive Loss.

Summary of Significant Activities

        Impairment Charge Pursuant to New Accounting Rules.    Effective January 1, 2002, we adopted the new accounting standards SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 142 establishes new standards for accounting for goodwill. SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinues amortization of goodwill. In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards.

        SFAS No. 144 establishes a new approach to determining whether our customer account asset is impaired. The approach no longer permits the company to evaluate its customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated. Rather, the cash flow stream to be used under SFAS No. 144, is limited to future estimated undiscounted cash flows from existing customer accounts. Additionally, the new rule no longer permits us to include estimated cash flows from forecasted customer additions. If the undiscounted cash flow stream from existing customer accounts is less than the combined book value of customer accounts and goodwill, an impairment charge would be required.

        The new rule substantially reduces the net undiscounted cash flows used for impairment evaluation purposes as compared to the previous accounting rules. The undiscounted cash flow stream has been reduced from the 16 year remaining life of the goodwill to the 9 year remaining life of customer accounts for impairment evaluation purposes and does not include estimated cash flows from forecasted customer additions.

        To implement the new standards, we engaged an appraisal firm to help us estimate the fair values of goodwill and customer accounts. Based on this analysis, we will record a non-cash charge of approximately $659.3 million in the first quarter of 2002. The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)
Impairment charge	$498.9	$334.1	$833.0
Estimated income tax benefit	57.4	116.3	173.7

Net charge	$441.5	$217.8	$659.3

        The impairment charge for goodwill will be reflected in the consolidated statement of income as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts will be reflected in the consolidated statement of income as an operating cost. These impairment charges will reduce the recorded value of these assets to their estimated fair values at January 1, 2002.

        A deferred tax asset in the amount of $173.7 million will be recorded in the first quarter of 2002 for the tax benefit estimated above. However, if Western Resources were to own less than 80% of Westar Industries voting stock or if Westar Industries were to own less than 80% of our voting stock, we would no longer file on a consolidated basis with Western Resources. As a result, we would not be in a position to utilize the deferred tax asset and we would record a charge to earnings to establish a valuation allowance.

        In 2001, we recorded approximately $48.9 million of goodwill amortization. Because we have adopted the new rule for goodwill, we will no longer be permitted to amortize goodwill to income. In 2001, we recorded approximately $137.7 million of customer account amortization expense. After the customer impairment charge, customer account amortization expense in 2002 is expected to decrease to approximately $80 million. This amount would increase if we change the estimated life or amortization rate for customer accounts in 2002. See "Estimated Lives of Customer Accounts May Change Based on Customer Account Lifing Study Results."

        We will be required to perform impairment tests for long-lived assets prospectively as long as we continue to incur recurring losses or for other matters that may negatively impact our business. Goodwill will be required to be tested each year for impairment. Declines in market values of our business or the value of our customer accounts that may occur in the future may require additional write-down of these assets in the future.

        Estimated Lives of Customer Accounts May Change Based on Customer Account Lifing Study Results.    We are currently evaluating the estimated life and amortization rates for customer accounts in our North America and Multifamily customer pools, given the results of a lifing study performed by a third party appraisal firm in the first quarter of 2002. Any change in our amortization rate or estimated life will be determined in the first quarter of 2002 and accounted for prospectively as a change in estimate.

        Net Loss.    We incurred a net loss of $86.0 million in 2001 (a net loss of $120.5 million excluding extraordinary gains of $34.5 million, net of tax). This net loss reflects a decline in revenues caused by our declining North American account base and substantial charges incurred by us for amortization of customer accounts and goodwill, interest incurred on indebtedness and our consolidations and cost reduction efforts. We do not expect to have earnings in the foreseeable future.

        Streamlining of Operations.    To ensure that our variable and fixed costs decreased while our North American account base declined, we streamlined our business operations and improved operating efficiencies. During 2001, we merged our Hagerstown, Maryland, our Beaverton, Oregon and our Irving, Texas monitoring facilities into our Wichita, Kansas customer service center. The Wichita customer service center now monitors approximately 650,000 customers. Additionally, we discontinued our National Accounts and Patrol divisions and sold certain customer accounts which we believed were not part of our core business. In June, we eliminated 180 positions from a variety of departments. In September, we consolidated additional operational and administrative facilities. These consolidations and other cost cutting measures resulted in a total reduction of nearly 600 positions in 2001. We incurred $9.7 million in severance and facility closure costs relating primarily to these actions in 2001.

        Extinguishment of Debt and Extraordinary Gain.    During 2001, we acquired $146.0 million of our bonds for $91.7 million resulting in an extraordinary gain of $34.5 million, net of tax. During 2000, we acquired $224.8 million of our bonds for $136.2 million resulting in an extraordinary gain of $49.3 million, net of tax. In some cases these debt securities were acquired from Westar Industries limiting the amount of extraordinary gain and resulting in adjustments to Additional Paid-In Capital. See Note 6, "Related Party Transactions" for further discussion.

        Amendment to Credit Agreement with Westar Industries.    In the second quarter of 2001, we requested and Westar Industries agreed to modifications to the Senior Credit Facility which excluded from EBITDA the costs associated with certain work force reductions and office consolidations. In addition, the leverage ratio was amended to increase the maximum ratio to 5.75 to 1.0 and the interest coverage ratio was amended to decrease the minimum ratio to 2.1 to 1.0.

        On November 1, 2001, we entered into a further amendment to the Senior Credit Facility with Westar Industries which extended the maturity date to January 3, 2003, and fixed base rate borrowings at the prime rate plus 2.75% and Eurodollar borrowings at the London interbank offered rate (LIBOR) plus 3.75%. In addition, we paid an amendment fee equal to 0.5% of the commitment. We have also entered into an agreement pursuant to which we will pay to Westar Industries, beginning with the quarter ending March 31, 2002, a management fee, payable quarterly, equal to 0.125% of our consolidated total assets at the end of each quarter. The agreement also provides access, at our option, to aviation services. This agreement was approved by the independent members of our board of directors. On March 25, 2002, we entered into a further amendment to the Senior Credit Facility which increased the amount of the facility to $180 million.

        Share Repurchases.    During 2001, we purchased 5,911,700 shares of our common stock in the open market for $7.6 million, and we purchased 16,101,892 shares from Westar Industries at then current market prices for $19.5 million. From January 1, 2002 through March 15, 2002, we purchased 1,000,000 shares of our common stock in the open market for $2.2 million.

Monthly Recurring Revenue.    At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. We had approximately $23.4 million and $29.6 million of monthly recurring revenue as of December 31, 2001 and 2000, respectively. The decrease is a result of our net loss of 196,357 customers during 2001. In 2001, we experienced a steady decline in our customer base. We expect this trend will continue until the efforts we are making to acquire new accounts and to reduce our rate of attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

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

        Our monthly recurring revenue includes amounts billable to customers with past due balances which we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customer at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

Customer Creation and Marketing.    For the year ended December 31, 2001, our North America segment added 51,910 accounts although our net number of accounts decreased by 214,949 accounts. This decrease included 10,086 accounts that were sold during the year and 2,526 accounts that were part of our Patrol business which we discontinued in May 2001. The decrease also includes 62,443 accounts that were combined with related existing accounts in the conversion of our Wichita, Beaverton, Irving and Hagerstown customer monitoring facilities. Our new billing and monitoring system, referred to as MAS®, or Monitored Automation Systems, reports numbers of accounts on the basis of one account for every location we provide service even if we have separate contracts to provide multiple services at that location. Previously, we were utilizing several different billing and monitoring software programs, some of which would count each separate contract for service as a separate account regardless of the location. For the year ended December 31, 2000, our North America segment added 67,160 accounts and our net number of accounts decreased by 141,527 accounts (net of 17,342 accounts acquired in the PowerCall acquisition). Multifamily added 38,492 accounts for the year ended December 31, 2001, with its net number of accounts increasing by 18,592 accounts. For the year ended December 31, 2000, Multifamily added 39,855 accounts, with its net number increasing by 12,997 accounts.

        Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales. In June 2001, we notified most of our remaining domestic dealers that we were terminating our dealer arrangements with them and therefore would not be extending or renewing their contracts. The number of accounts purchased through our dealer program decreased from 21,817 in 2000, to 7,501 in 2001. We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately 60 markets. The internal sales program generated 43,742 accounts and 27,259 accounts in 2001 and 2000, respectively. Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.

        In late 2001, we entered into a marketing alliance with BellSouth Telecommunications, Inc. ("BellSouth") to offer monitored security services to the residential, single family market in the nine-state BellSouth region. Under this agreement, we operate as "BellSouth Security Systems from Protection One" from many of our branches in the nine-state BellSouth region. BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the leads and attempt to persuade them to become customers of our monitored security services. We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges.

        We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

Attrition.    Subscriber attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. We do not reduce the gross accounts lost during a period by "move in" accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

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

        For the period ended December 31, 2001, our total company quarterly annualized and trailing twelve month attrition rates were 18.1% and 15.2%, respectively. The table below shows the change in our total company customer base including customer additions and attrited customers from 2001 to 1999. The "Conversion adjustments" line item reflects the impact on the calculation of our customer base from the conversion of our Wichita, Hagerstown, Beaverton and Irving monitoring and billing systems to our new technology platform, MAS®. These conversion adjustments relate to how a customer is defined and the transition of that definition from one system to another as described under "Customer Creation and Marketing" above.

	Year Ended December 31,
	2001	2000(1)	1999(1)
Beginning Balance, January 1,	1,371,072	1,499,602	1,482,001
Additions	90,402	107,015	254,066
Conversion adjustments	(62,443)	—	—
Customer losses from dispositions	(12,612)	—	—
Customer losses not guaranteed with holdback put backs	(194,046)	(201,520)	(213,779)
Customer losses guaranteed with holdback put backs and other	(17,658)	(34,025)	(22,686)

Ending Balance, December 31,	1,174,715	1,371,072	1,499,602

(1)
Excludes customer base from the Europe segment which was sold to Westar Industries on February 29, 2000.

Critical Accounting Policies

        Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, goodwill, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Note 2 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief description of the more significant accounting policies and methods we use.

        Revenue Recognition.    Revenues are recognized when security services are provided. Installation revenue, sales revenues on equipment upgrades and direct costs of installations and sales are deferred for residential customers with service contracts. For commercial customers and national account customers, revenue recognition is dependent upon each specific customer contract. In instances when the company sells the equipment outright, revenues and costs are recognized in the period incurred. In cases where there is no outright sale, revenues and direct costs are deferred and amortized.

        Deferred installation revenues and system sales revenues will be recognized over the expected useful life of the customer. Deferred costs in excess of deferred revenues will be recognized over the contract life. To the extent deferred costs are less than deferred revenues, such costs are recognized over the customers' estimated useful life.

        Deferred revenues also result from customers who are billed for monitoring, extended service protection and patrol and response services in advance of the period in which such services are provided, on a monthly, quarterly or annual basis.

        Valuation of Customer Account Intangible Assets.    Customer accounts are stated at cost. Goodwill represents the excess of the purchase price over the fair value of net assets acquired by us. These assets are tested for impairment on a periodic basis or as circumstances warrant. For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts. Factors we consider important that could trigger an impairment review include the following:

  •
  high levels of customer attrition;

  •
  continuing recurring losses; and

  •
  declines in the market value of our publicly traded equity and debt securities.

        An impairment would be recognized when the undiscounted expected future operating cash flows by customer pool derived from customer accounts is less than the carrying value of capitalized customer accounts and related goodwill. We performed impairment tests on our customer account assets and goodwill as of December 31, 2001. These tests have indicated that future estimated undiscounted cash flows exceeded the sum of the recorded balances for customer accounts and goodwill. See "Summary of Significant Activities—Impairment Charge Pursuant to New Accounting Rules" for a discussion of the impairment recorded on these assets in the first quarter of 2002 pursuant to the adoption of new accounting rules.

        Customer Account Amortization.    Prior to the third quarter of 1999, we amortized our customer accounts by using the straight-line method over a ten-year life, except for accounts acquired from Westinghouse for which an eight-year 120% declining balance has been applied. The choice of an amortization life was based on our estimates and judgments about the amounts and timing of expected future revenues from these assets and average customer account life. Selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue.

        We conducted a comprehensive review of our amortization policy during the third quarter of 1999. As part of this review, we hired an independent appraisal firm to perform a lifing study on our customer accounts. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience. After completing the review, we identified three distinct pools, each of which has distinct attributes that effect differing attrition characteristics. The pools corresponded to our North America, Europe (which was sold to Westar Industries on February 29, 2000) and Multifamily business segments. Separate pools for North America and Multifamily will be used going forward. For the North America and Europe pools, the results of the lifing study indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. We elected to change to that method for all customer accounts in the North America and Europe pools, except for accounts acquired in the Westinghouse acquisition which are utilizing an eight-year accelerated method. No change was made in the method used for the Multifamily pool.

        Our amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

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

        We are currently evaluating the estimated life and amortization rates for customer accounts in our North America and Multifamily customer pools, given the results of a lifing study performed by a third party appraisal firm in the first quarter of 2002. Any change in our amortization rate or estimated life will be determined in the first quarter of 2002 and accounted for prospectively as a change in estimate.

        We recorded approximately $147.9 million and $137.7 million of customer account amortization expense in 2000 and 2001, respectively. After the customer impairment charge, customer account amortization expense in 2002 is expected to decrease to approximately $80 million. This amount would increase if we change the estimated life or amortization rate for customer accounts in 2002. See "Estimated Lives of Customer Accounts May Change Based on Customer Account Lifing Study Results."

        Income Taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered. To the extent we believe that recovery is not likely, we must establish a valuation allowance.

        Western Resources makes payments to us for current tax benefits utilized by Western Resources in its consolidated tax return pursuant to a tax sharing agreement. If Western Resources completes its proposed separation of Westar Industries (including us) from Western Resources in a transaction (or enters into any other transaction) that results in Westar Industries no longer being able to file taxes on a consolidated basis with Western Resources (which would happen when Western Resources owns less than 80% of Westar Industries stock), our net deferred tax assets of $88.4 million at December 31, 2001 might not be realizable and we might not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations. The amount of our deferred taxes will increase by approximately $173.7 million upon our recording of an impairment charge in the first quarter of 2002 as discussed above. In addition, as a result of a separation, we would no longer receive payments from Western Resources for current tax benefits utilized by Western Resources. In 2001 and 2000 we received aggregate payments from Western Resources of $19.1 million and $48.9 million, respectively. The loss of these payments would have a material adverse effect on our cash flow.

Results of Operation

        For the years ended December 31, 2001, 2000 and 1999, we incurred consolidated net losses before extraordinary gains of $120.5 million, $106.4 million and $79.0 million, respectively, or losses per share of common stock of $(1.14), $(0.84) and $(0.62), respectively. From May 2000 through December 2001 we purchased 28,840,405 of our shares which resulted in a decrease in our weighted average shares outstanding used in calculating our consolidated loss per share before extaordinary gains. Our weighted average shares outstanding for the years ended December 31, 2001, 2000 and 1999 were 105,458,601 shares, 126,550,059 shares and 126,889,802 shares.

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

	Year Ended December 31,
	2001		2000		1999
	(dollars in thousands)
Revenues:
Monitoring and related services	$288,815	94.8%	$348,760	95.7%	$381,891	96.1%
Other	15,737	5.2	15,734	4.3	15,307	3.9

Total revenues	304,552	100.0	364,494	100.0	397,198	100.0
Cost of revenues:
Monitoring and related services	95,424	31.3	116,425	32.0	104,202	26.2
Other	14,665	4.8	11,474	3.1	12,552	3.2

Total cost of revenues	110,089	36.1	127,899	35.1	116,754	29.4

Gross profit	194,463	63.9	236,595	64.9	280,444	70.6
Selling, general and administrative expenses(1)	101,038	33.2	103,982	28.5	105,165	26.4
Acquisition expense(2)	5,899	1.9	11,534	3.2	26,418	6.7
Amortization of intangibles and depreciation expense	186,847	61.4	201,976	55.4	194,927	49.1
Other charges	9,182	3.0	4,380	1.2	5,809	1.5

Operating loss	$(108,503)	(35.6)%	$(85,277)	(23.4)%	$(51,875)	(13.1)%

(1)
Includes $3.8 million, $6.5 million and $7.8 million of corporate expenses for 2001, 2000 and 1999, respectively.

(2)
Includes $4.2 million of corporate expenses relating to a failed merger attempt in 1999.

        2001 Compared to 2000.    We had a net decrease of 214,949 customers in 2001, including 75,055 customers related to dispositions and conversions, as compared to a net decrease of 141,527 customers (net of 17,342 customers acquired in the acquisition of PowerCall) in 2000. This decline is the primary reason for the $59.9 million decline in revenues in 2001. The average customer base was 955,641 for 2001 compared to 1,133,879 for 2000. Attrition increased in 2001 compared to 2000 for a variety of reasons including:

  •
  Deteriorating economic conditions left some customers unable to afford our services.

  •
  The fourth quarter of 2001 marked the two-year anniversary of the down-sizing of our dealer program. Many customers generated by the dealer program signed two-year agreements and elected not to renew their monitoring agreements with us at the end of their initial contract term.

  •
  Some former dealers from whom we purchased accounts within the last three to four years entered into funding programs with other sponsors and used their knowledge of our customer base to encourage our customers to cancel service with us.

  •
  Efforts to identify active customers who had an accounts receivable balance greater than 120 days past due. Such customers were treated as if they were disconnected for purposes of calculating attrition.

        We expect that this trend will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on the completion of our current infrastructure projects, cost reductions, reducing attrition, development of cost effective marketing programs, as well as the generation of positive cash flow.

        Further analysis of the change in the North American account base between the two years is shown in the table below. The "Conversion adjustments" line item reflects the impact on the calculation of our customer base from the conversion of our Wichita, Hagerstown, Beaverton and Irving monitoring and billing systems to our new technology platform, MAS® discussed under "Customer Creation and Marketing" above.

	2001	2000	1999
Beginning Balance, January 1,	1,063,115	1,204,642	1,196,047
Additions	51,910	67,160	223,093
Conversion adjustments	(62,443)	—	—
Customer losses from dispositions	(12,612)	—	—
Customer losses not guaranteed with holdback put backs	(174,146)	(174,662)	(191,812)
Customer losses guaranteed with holdback put backs and other	(17,658)	(34,025)	(22,686)

Ending Balance, December 31,	848,166	1,063,115	1,204,642

Twelve month trailing attrition	18.2%	15.4%	16.0%

        Monitoring and related service revenues for 2001 decreased by $59.9 million, or 17.2%, to $288.8 million from $348.8 million for 2000. The decrease is primarily due to the decline in our customer base. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

        Other revenues remained constant at $15.7 million in 2001, compared to $15.7 million in 2000. These revenues consist primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers.

        Cost of monitoring and related services revenues for 2001 decreased by $21.0 million, or 18.0%, to $95.4 million from $116.4 million for 2000. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease is primarily due to discontinuation of our Patrol services in May of 2001, the decline in our customer base, a reduction of telecommunication costs, and consolidation of monitoring and customer service functions. Costs of monitoring and related services revenues as a percentage of the related revenues decreased from 33.4% in 2000 to 33.0% in 2001.

        Cost of other revenues for 2001 increased by $3.2 million, or 27.8%, to $14.7 million from $11.5 million in 2000. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers. This increase is primarily related to costs incurred by our PowerCall branches which were acquired in December 2000. These costs as a percentage of other revenues were approximately 93.2% in 2001 compared to approximately 72.9% in 2000.

        Selling, general and administrative expenses for 2001 decreased by $3.0 million, or 2.8%, to $101.0 million from $104.0 million in 2000. This decrease is generally comprised of reductions in bad debt expense and collection costs of approximately $6.9 million primarily due to increased collection efforts, $2.5 million decrease in corporate marketing expense, $1.3 million reduction in professional fees and outside services, and $1.2 million decrease in wage expense. These decreases were partially offset by a

$6.7 million increase in selling expense due to our increased efforts to generate new customers through an internal sales force and the associated expenses. We believe our selling costs will continue to increase as we continue to grow our internal sales force. Additionally, lease expense relating to computer equipment and software increased $2.0 million. Our prior practice was to purchase our computer equipment and software and depreciate and amortize accordingly. In 2001, we procured most new computer equipment and certain software with lease financing and, as a result, incur lease charges. As a percentage of total revenues, selling, general and administrative expenses increased from 28.5% in 2000 to 33.2% in 2001 because the decrease in expenses was proportionately less than the decrease in revenues.

        Acquisition expenses for 2001 decreased by $5.6 million, or 48.7%, to $5.9 million from $11.5 million in 2000. The decrease is generally due to the reduced level of account acquisitions in 2001 as compared to 2000. During 2001 we increased emphasis on our internal sales force as the primary means of acquiring new customers.

        Amortization of intangibles and depreciation expense for 2001 decreased by $15.2 million, or 7.5%, to $186.8 million from $202.0 million in 2000. This decrease reflects a reduction in depreciation expense of $6.1 million primarily related to the accelerated depreciation of the billing and general ledger system used in 2000, and a reduction in subscriber amortization expense of $7.4 million related to the declining balance method of amortization utilized. The remaining $1.7 million decrease is from goodwill amortization and is due to adjustments made to goodwill in 2000 to reflect utilization of tax net operating losses. With the implementation of SFAS No. 142 and SFAS No. 144 on January 1, 2002, we will no longer amortize goodwill and the balance of customer accounts to be amortized will be reduced by approximately 45% after an impairment charge resulting in significantly lower amortization in 2002.

        Other charges for 2001 increased $4.8 million, or 109.6%, to $9.2 million from $4.4 million in 2000. Other charges in 2001 were primarily for severance and facility closure costs related to the closure of our Irving, Texas, Beaverton, Oregon, and Hagerstown, Maryland monitoring facilities as well as severance expenses related to the elimination of certain business lines, such as our national accounts and patrol divisions. In 2000, other charges were comprised of $1.5 million in officer severance, $1.6 million for expenses relating to the sale of the European operations, and $1.3 million in costs relating to the closing of our Chatsworth, California and Culver City, California offices. We expect these expenses will decline in 2002 as we completed most of our consolidation efforts in 2001.

        Interest expense, net for 2001 and 2000 was $51.7 million and $59.0 million, respectively. This decrease is primarily a result of the reduction of approximately $474.9 million in outstanding debt during 2000 and an additional reduction of approximately $52.9 million in 2001. Approximately $0.6 million of the reduction is due to the registration of the Senior Subordinated Notes on June 1, 2001 which reduced the interest rate on the outstanding notes from 8 5/8% to 8 1/8%.

        2000 Compared to 1999. We had a net decrease of 141,527 customers (net of 17,342 customers acquired in the acquisition of PowerCall) in 2000, as compared to a net increase of 8,595 customers in 1999. The average customer base was 1,133,879 for 2000 compared to 1,200,345 for 1999. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.

        Monitoring and related service revenues for 2000 decreased by $33.1 million, or 8.7%, to $348.8 million from $381.9 million for 1999. The decrease is primarily due to the decline in our customer base. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

        Other revenues increased by 2.8% to $15.7 million in 2000, compared to $15.3 million in 1999. These revenues consist primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers.

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

        Amortization of intangibles and depreciation expense for 2000 increased by $7.1 million, or 3.6%, to $202.0 million from $194.9 million in 1999. Subscriber amortization for 2000 and 1999 was $139.0 million and $159.8 million respectively, a decrease of $20.8 million. We changed the amortization method on most of our customer base from a 10-year straight line method to a 10-year declining balance method as of the third quarter in 1999. The cumulative effect of this change in accounting principle was approximately $28.6 million including approximately $20.2 million of additional amortization from the effect of the change on amortization in years prior to 1999. This change does not include our Westinghouse customer pool for which we adopted an 8-year accelerated amortization method from the date of the WSS acquisition.

        On January 1, 2000, we changed our estimate of the useful life of goodwill from 40 years to 20 years. As a result, our goodwill amortization expense increased $21.0 million from $20.3 million in 1999 to $41.3 million in 2000. Additionally, in 2000, depreciation expense increased $6.9 million from $14.7 million in 1999 to $21.6 million. This increase is due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. In 2000, we moved to another general ledger and accounts receivable system better suited to meet our needs.

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

        Interest expense, net for 2000 and 1999 was $59.0 million and $76.1 million, respectively. This decrease is primarily a result of the reduction of approximately $474.9 million in outstanding debt during 2000.

  Multifamily Segment

        The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that comparisons about the relative change in revenues and expenses can be made.

	Year Ended December 31,
	2001		1999		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$35,850	98.3%	$35,250	89.5%	$34,309	88.2%
Other	623	1.7	4,116	10.5	4,592	11.8

Total revenues	36,473	100.0	39,366	100.0	38,901	100.0
Cost of revenues:
Monitoring and related services	8,303	22.8	8,223	20.9	7,565	19.5
Other	740	2.0	3,629	9.2	4,174	10.7

Total cost of revenues	9,043	24.8	11,852	30.1	11,739	30.2

Gross profit	27,430	75.2	27,514	69.9	27,162	69.8
Selling, general and administrative expenses	11,647	31.9	9,902	25.2	10,613	27.3
Acquisition expense	0	0.00	—	0.0	313	0.8
Amortization of intangibles and depreciation expense	15,808	43.3	15,596	39.6	9,507	24.4
Other	500	1.4	—	—	—	—

Operating income (loss)	$(525)	(1.4)%	$2,016	5.1%	$6,729	17.3%

        2001 Compared to 2000.    We had a net increase of 18,592 customers in 2001 as compared to a net increase of 12,997 customers in 2000. The average customer base was 317,253 for 2001 compared to 301,459 for 2000. The change in Multifamily's customer base for the period is shown below.

	Year ended December 31,
	2001	2000	1999
Beginning Balance, January 1,	307,957	294,960	285,954
Additions	38,492	39,855	30,973
Customer losses	(19,900)	(26,858)	(21,967)

Ending Balance, December 31,	326,549	307,957	294,960

Twelve month trailing attrition	6.3%	8.9%	7.6%

        The attrition rate for Multifamily in 2000 reflects approximately 7,000 subscribers related to one developer cancelled due to nonpayment. Had these accounts not attrited, the annualized attrition would have been approximately 6.6%. The Company is pursuing contractual remedies for the nonpayment of these accounts.

        Monitoring and related services revenues was $35.9 million for 2001 compared to $35.2 million in 2000. The average customer base increase of 5.2% was offset by a decrease in our recurring monthly revenue ("RMR") per customer. The decrease in RMR per customer is partly due to an increase in the number of our customers added during 2000 and 2001 through outright sales of security systems with lower RMR than our standard contracts, which include an additional monthly charge for equipment. The remaining decline in RMR per customer is primarily related to an increasing number of contract renewals, which provide for significant contract term extensions at a reduced RMR, and contract cancellations, which are terminating at higher RMR rates to due annual rate escalations.

        Other revenues decreased by $3.5 million, or 84.9%, to $0.6 million in 2001 from $4.1 million in 2000 primarily due to a $2.3 million decrease in revenue resulting from fewer outright sales. We also deferred $1.2 million in installation revenues pursuant to Staff Accounting Bulletin (SAB) 101, which requires deferral of revenue over the life of the customer along with deferral of associated direct and incremental costs.

        Cost of monitoring and related service revenues for 2001 remained consistent with costs for 2000.

        Cost of other revenues decreased by $2.9 million or 79.6% to $0.7 million in 2001 from $3.6 million in 2000 due to the decline in the number of outright sales and $1.0 million in deferrals of costs related to the $1.2 million in revenue deferrals pursuant to SAB 101.

        Selling, general and administrative expenses for 2001 increased $1.7 million to $11.6 million from $9.9 million in 2000. This 17.6% increase is primarily the result of management fees allocated from Protection One and increased legal fees.

        Other expense of $0.5 million in 2001 consists of lease obligations related to Multifamily's corporate office relocation to Protection One's Irving facility.

        Amortization of intangibles and depreciation expense for 2001 increased by $0.2 million, or 1.4% to $15.8 million from $15.6 million in 2000. This increase is the result of a larger customer base being amortized.

        2000 Compared to 1999.    We had a net increase of 12,997 customers in 2000 as compared to a net increase of 9,006 customers in 1999. The average customer base was 301,459 for 2000 compared to 290,457 for 1999. We had an increase in the attrition rate for Multifamily in 2000 due to nonpayment of approximately 7,000 subscribers related to one developer. Had these accounts not attrited, the annualized attrition would have been approximately 6.6% instead of 8.9%. This compares to 7.6% in 1999.

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

        Cost of monitoring and related service revenues for 2000 increased by $0.6 million, or 8.7%, to $8.2 million from $7.6 million for 1999. Monitoring and related service expenses, as a percentage of monitoring and related service revenues, increased to 23.3% for 2000 from 22.0% for 1999. This increase is primarily related to increased employment costs caused by a more competitive labor market and an increase in claims experience on a self-funded medical insurance plan.

        Cost of other revenues decreased by $0.6 million or 13.1% to $3.6 million from $4.2 million in 1999. Other cost of revenues, as a percentage of other revenues, decreased to 88.2% in 2000 from 90.9% in 1999. This decline is principally due to an increase in sales of access control contracts with greater installation margins than the standard alarm sale and the access control sales installed in 1999.

        Selling, general and administrative expenses decreased $0.7 million or 6.7% to $9.9 million in 2000 from $10.6 million in 1999 primarily due to a temporary decline in the sales force.

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

Liquidity and Capital Resources

        We believe we will have sufficient cash to fund future operations of our business through January 3, 2003 from a combination of cash flow from our security monitoring customer base which generated $43.6 million of positive cash flow from operations in 2001, possible asset sales and borrowings under our existing Senior Credit Facility with Westar Industries, which had approximately $34.5 million of availability at March 25, 2002. We have sought to obtain a third party source of funds to replace those provided by Westar Industries under our Senior Credit Facility. We have not been able to obtain another lender or lenders on terms or at a cost acceptable to us or Westar Industries. We can give no assurance that we would be able to obtain adequate financing from third party sources should that become necessary.

        The Senior Credit Facility currently expires on January 3, 2003. The Kansas Corporation Commission has issued an order prohibiting Western Resources from borrowing to make loans or capital contributions to Westar Industries. This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility. The Kansas Corporation Commission also ordered Western Resources to submit a financial plan to reduce the amount of its outstanding debt. The financial plan proposed by Western Resources contemplates the sale of some or all of Westar Industries stock with the proceeds being used for that purpose. The plan also provides for Westar Industries to apply revenue it derives from certain sources to the reduction of Western Resources debt. We would face significant liquidity issues if Westar Industries were unable to fund its obligations under the Senior Credit Facility and we can give no assurance that the KCC actions will not adversely impact the ability of Westar Industries to fund these obligations.

        Our ability to borrow under the facility is subject to compliance with certain financial covenants including a leverage ratio, total debt to EBITDA as defined in the Senior Credit Facility, of 5.75 to 1.0 and an interest coverage ratio, interest expense to EBITDA, of 2.10 to 1.0. At December 31, 2001, the ratios were approximately 5.0 to 1.0 and 2.3 to 1.0, respectively.

        Operating Cash Flows for the Year Ended December 31, 2001.    Our operating activities provided net cash flows of $43.6 million in 2001 compared to $101.5 million in 2000, a decrease of $57.9 million. This decrease was primarily due to an additional net loss before extraordinary gain of $14.1 million coupled with a decrease in depreciation and amortization expense of $20.3 million in 2001 compared to 2000. Additionally, we received $29.8 million less in tax benefit payments from Western Resources as compared to 2000.

        Investing Cash Flows for the Year Ended December 31, 2001.    We used a net $15.5 million for our investing activities in 2001. Proceeds from the sale of customer accounts provided cash of $20.9 million. We used $27.7 million in cash to install and acquire new accounts, $7.4 million to acquire fixed assets and invested $1.4 million in marketable securities. In 2000, we used $47.3 million in cash to install and acquire new accounts and $18.6 million to acquire fixed assets.

        Financing Cash Flows for the Year Ended December 31, 2001.    We used a net $26.5 million in cash for financing activities in 2001. We increased our borrowings under the Senior Credit Facility by $93.5 million. We used cash to purchase $146.0 million in face value of our outstanding debt for $91.7 million, to make principal payments of $0.5 million on capital leases and to acquire 22,013,592 shares of our outstanding stock for $27.1 million. At December 31, 2001, the Senior Credit Facility had a weighted average annual interest rate before fees of 5.8% and an outstanding balance of $137.5 million. In 2000, we used a net $223.8 million in financing activities. Borrowings under our Senior Credit Facility decreased by $181.0 million. We used the $183.0 million in cash received from the sale of our European operations and other investments to reduce borrowings under our Senior Credit Facility. We paid an additional $46.9 million to retire $69.1 million carrying amount of other outstanding debt. We also purchased $5.3 million of common stock during the year. At December 31, 2000 the facility had a weighted average annual interest rate of 9.0% and an outstanding balance of $44.0 million.

        Debt and Equity Repurchase Plans.    We may from time to time purchase our debt and equity securities in the open market or through negotiated transactions. The timing and terms of purchases, and the amount of debt or equity actually purchased, will be determined based on market conditions, the availability of funds and other factors. From January 1, 2002 through March 15, 2002, we purchased 1,000,000 shares of our common stock for $2.2 million. As of March 15, 2002, we had authority from our board of directors to purchase an additional approximately 8.2 million shares of our common stock.

        In the latter part of 2001 through March 15, 2002, we purchased in the open market, approximately $2.0 million in Western Resources preferred stock, approximately $9.7 million of Western Resources 6.25% notes, approximately $0.1 million in ONEOK common stock and approximately $3.0 million of Western Resources common stock. At December 31, 2001, our total investment in these Western Resources securities was approximately $1.4 million and is included as part of Other assets on the balance sheet.

        On March 25, 2002, we sold our investments in the ONEOK stock and the Western Resources 6.25% notes to Western Resources for approximately $9.8 million. On that same date, we purchased from Westar Industries approximately $8.3 million (face amount) of our Senior Subordinated Discount Notes for approximately $7.5 million and $6.5 million (face amount) of our Senior Subordinated Notes for approximately $4.5 million. The Company will record a $2.0 million extraordinary gain, net of tax, in the first quarter of 2002, as a result of the retirement of this debt.

        Material Commitments.    We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects our commitments as of December 31, 2001:

	Payment Due by Period
	2002	2003 - 2004	2005 - 2006	Thereafter	Total
	(Dollars in thousands)
At December 31, 2001:
Contractual Cash Obligations
Long-term debt	$—	$23,785	$243,411	$176,840	$444,036
Capital lease obligations	688	531	—	—	1,219
Operating leases	8,584	9,501	2,614	1,790	22,489
Unconditional purchase obligations(a)	4,060	6,090	—	—	10,150
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$13,322	$39,907	$246,025	$178,630	$477,894

(a)
Contract tariff for telecommunication services.

        The table below shows our total commercial commitments and the expected expiration per period:

	Amount of Commitment Expiration Per Period
	2002	2003 - 2004	2005 - 2006	Thereafter	Total
	(Dollars in thousands)
At December 31, 2001:
Other Commercial Commitments
Line of credit	$—	$137,500	$—	$—	$137,500
Standby letters of credit	2,000	—	—	—	2,000
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$2,000	$137,500	$—	$—	$139,500

        Most of the long-term debt instruments contain restrictions based on "EBITDA". The definition of EBITDA varies among the various indentures and the Senior Credit Facility. EBITDA is generally derived by adding to income (loss) before income taxes, interest expense and depreciation and amortization expense. However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

        Our Senior Credit Facility and the indentures relating to our other indebtedness contain the financial covenants summarized below:

Debt Instrument	Financial Covenant
Senior Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA less than 5.75 to 1.0 Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense greater than 2.10 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA less than 6.0 to 1.0 Senior debt/annualized current quarter EBITDA less than 4.0 to 1.0

        At December 31, 2001, we were in compliance with the covenants under these debt instruments.

        These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

        Credit Ratings.    As of March 15, 2002, public debt was rated as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	B	CCC+	Negative
Moody's	B3	Caa2	Negative
Fitch Ratings	B	CCC+	Negative

        In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to further downgrades which make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

        Capital Expenditures.    We anticipate making capital expenditures of approximately $40 million in 2002. Of such amount, we plan to invest approximately $30 million to acquire customer accounts and $10 million for fixed assets. Capital expenditures for 2003 and 2004 are expected to be approximately $45 million and $50 million, respectively. Of these amounts approximately $35 million and $40 million would be to acquire accounts with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented. We believe that our capital requirements will be met through the use of internally generated funds, asset sales, the Senior Credit Facility or external financings. See "Liquidity and Capital Resources" above.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risk, including changes in the market price, foreign currency exchange rates, equity instrument investment prices, as well as interest rates.

        Foreign currency exchange rates.    During 1998, we acquired Canadian operations with a functional currency other than the US dollar. As of December 31, 2001, the unrealized loss on currency translation, presented as a separate component of stockholders' equity and reported within other comprehensive income was approximately $2.4 million net of tax. A 10% change in the currency exchange rates would have an immaterial effect on other comprehensive loss.

        Interest Rate Exposure.    We have approximately $137.5 million of long-term variable rate debt as of December 31, 2001. A 100 basis point change in the debt benchmark rate would impact net income before tax by approximately $1.4 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

        Information relating to our directors, nominees for directors and executive officers is set forth under the heading "Election of Directors" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 23, 2002, which will be filed with the Securities and Exchange Commission by April 23, 2002, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information relating to our executive officers and executive compensation is set forth under the heading "Executive Officers; Executive Compensation and Related Information" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 23, 2002, which will be filed with the Securities and Exchange Commission by April 23, 2002, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to the security ownership of certain beneficial owners and management is set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Directors" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 23, 2002 which will be filed with the Securities and Exchange Commission by April 23, 2002, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to certain relationships and related transactions concerning directors and executive officers is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 23, 2002, which will be filed with the Securities and Exchange Commission by April 23, 2002, and which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as a part of this report:

  1.
  The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements.

  2.
  The following Exhibits:

Exhibit No.	Exhibit Description
2.1	Contribution Agreement dated as of July 30, 1997 (the "Contribution Agreement"), between Western Resources and Protection One, Inc. ("POI") (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by POI and Protection One Alarm Monitoring, Inc. ("Monitoring") dated July 30, 1997 (the "July 1997 Form 8-K")). The Common File Number of POI is 0-24780. The Common File Number of Monitoring is 33-73002-01.
2.2	Amendment No. 1 dated October 2, 1997, to the Contribution Agreement (incorporated by reference to Exhibit 99.1 to the Current Report of Form 8-K filed by POI and Monitoring dated October 2, 1997).
2.3	Amendment No. 2 dated February 29, 2000 to the Contribution Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
2.4	Amendment No. 3 dated June 21, 2001 to the Contribution Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by POI and Monitoring dated August 14, 2001).
2.5	Amendment No. 4 dated October 25, 2001 to the Contribution Agreement.+
2.6	Consent and Limited Waiver Agreement dated March 18, 2002 to the Contribution Agreement.+
3.1	Fifth Amended and Restated Certificate of Incorporation of POI, as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1997 (the "Fiscal 1997 Form 10-K")).
3.2	Amendment dated as of November 24, 1997 to Fifth Amended and Restated Certificate of Incorporation of POI.
3.3	By-laws of POI (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1996).
3.4	Certificate of Incorporation of Monitoring, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (Registration Number 333-09401) originally filed by Monitoring and, inter alia, POI on August 1,1996 (the "August 1996 Form S-3")).
3.5	Bylaws of Monitoring (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by POI and, inter alia, Monitoring for the year ended September 30, 1994).
4.1	Indenture dated as of May 17, 1995, among Monitoring, as Issuer, POI, inter alia, as Guarantor, and The First National Bank of Boston ("FNBB"), as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 33-94684) originally filed by POI and, inter alia, Monitoring on July 18, 1995 (the "1995 Form S-4")).

4.2	First Supplemental Indenture dated as of July 26, 1996, among Monitoring, as Issuer, POI, inter alia, as Guarantor and State Street Bank and Trust Company ("SSBTC") as successor to FNBB as Trustee (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1996 (the "Fiscal 1996 Form 10-K")).
4.3	Second Supplemental Indenture dated as of October 28, 1996, among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the Fiscal 1996 Form 10-K)).
4.4	Third Supplemental Indenture dated as of February 14, 2000 among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2000 (the "Fiscal 2000 Form 10-K")).
4.5	Subordinated Debt Shelf Indenture dated as of August 29, 1996, among Monitoring as Issuer, POI as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the August 1996 Form S-3).
4.6	Supplemental Indenture No. 1 dated as of September 20, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by POI and Monitoring and dated September 20,1996 (the "September 1996 Form 8-K")).
4.7	Supplemental Indenture No. 2 dated as of October 28, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.6 to the Fiscal 1996 Form 10-K).
4.8	Supplemental Indenture No. 3 dated as of February 14, 2000, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.8 to the Fiscal 2000 Form 10-K).
4.9	Indenture, dated as of August 17, 1998, among Monitoring, as issuer, POI as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by POI and Monitoring on September 22, 1998).
4.10	Indenture, dated as of December 21, 1998, among Monitoring, as issuer, POI, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1998 (the "Fiscal 1998 Form 10-K"))
10.1	Stock Purchase Warrant dated as of September 16, 1991, issued by POI to Merita Bank, Ltd. (formerly Kansallis-Osake-Pankki) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed by POI and, inter alia, Monitoring for the quarter ended March 31, 1994).
10.2	Warrant Agreement dated as of November 3, 1993, between Monitoring and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Registration Statement 33-73002) originally filed by POI, Monitoring and certain former subsidiaries of Monitoring on December 15, 1993 (the "1993 Form S-4")).
10.3	Registration Rights Agreement dated as of November 3, 1993, among Monitoring, POI, certain former subsidiaries of Monitoring and Bear, Stearns & Co., Inc. (incorporated by reference to Exhibit 4.4 to the 1993 Form S-4).
10.4	Warrant Agreement dated as of May 17, 1995, between POI and The First National Bank of Boston, as Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995 Form S-4).

10.5	Employment Agreement dated as of November 24, 1997, between Protection One and John E. Mack, III (incorporated by reference to Exhibit 10.6 to the November 1997 Form 8-K).*
10.6	1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit 10.23 to the Fiscal 1996 Form 10-K).*
10.7	1997 Long-Term Incentive Plan of POI (incorporated by reference to Appendix F to POI's proxy statement dated November 7, 1997).*
10.8	Notes Registration Rights Agreement dated as of May 17, 1995, among POI, Monitoring, Morgan Stanley & Co., Incorporated and Montgomery Securities (incorporated by reference to Exhibit 4.2 to the 1995 Form S-4).
10.9	Revolving Credit Agreement among Monitoring, borrower, NationsBank, N.A., administrative agent, First Union National Bank, syndication agent, Toronto Dominion (Texas), Inc., documentation agent, and Lenders named therein, dated December 21, 1998 (the "Revolving Credit Agreement") (incorporated by reference to Exhibit 10.11 to the Fiscal 1998 Form 10-K).
10.10	First Amendment to the Revolving Credit Agreement, dated as of February 26, 1999 (incorporated by reference to Exhibit 10.12 to the Fiscal 1998 Form 10-K).
10.11	Agreement, dated as of February 29, 2000, by and among POI, Monitoring, and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
10.12	Second Amendment of Credit Agreement, effective as of February 29, 2000, between Monitoring and Westar Industries, Inc., as Administrative Agent and a Lender (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
10.13	Registration Rights Agreement, dated December 21, 1998, among Monitoring, POI and various subsidiary guarantors and Morgan Stanley & Co. Incorporated, Chase Securities Inc; First Union Capital Markets, NationsBanc Montgomery Securities LLC and TD Securities (USA), Inc. (the "Placement Agents").
10.14	Form of Change of Control Agreement with Annette M. Beck and Anthony Somma (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1999 (the "Fiscal 1999 Form 10-K")).*
10.15	Third Amendment to the Revolving Credit Agreement, dated as of January 2, 2001, between Monitoring and Westar Industries, Inc., as Administrative Agent and as a Lender (incorporated by reference to Exhibit 10.15 to the "Fiscal 2000 Form 10-K").
10.16	Fourth Amendment to the Revolving Credit Agreement, dated as of February 28, 2001, between Monitoring and Westar Industries, Inc., as Administrative Agent and as a Lender (incorporated by reference to Exhibit 10.16 to the Fiscal 2000 Form 10-K).
10.17	Fifth Amendment of Credit Agreement effective as of June 30, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated August 15, 2001).
10.18	Sixth Amendment of Credit Agreement effective as of November 1, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated November 14, 2001).
10.19	Seventh Amendment to Credit Agreement effective March 25, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.+

10.20	Employment Agreement dated as of April 16, 2001 between Protection One, Inc. and Richard Ginsburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated May 15, 2001).*
10.21	Employment Agreement dated as of August 8, 2001 between Protection One, Inc. and Mack Sands.+*
10.22	Employment Agreement dated as of August 1, 2001 between Protection One, Inc. and Darius Nevin.+*
10.23	Letter agreement dated November 1, 2001 between Westar Industries, Inc. and POI regarding management and financial advisory services.+
12.1	Statement regarding Computation of Earnings to Fixed Charges.+
16.1	Letter from Coopers & Lybrand to the Securities and Exchange Commission re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to Amendment No. 1 to the Current Report on Form 8-K filed by POI and Monitoring dated February 5, 1998).
21.1	Subsidiaries of POI and Monitoring.+
23.1	Consent of Arthur Andersen LLP.+
99.1	Letter from POI to Securities and Exchange Commission concerning Arthur Andersen LLP representation to POI and Monitoring.+

*
Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to Item 14(c) of Form 10-K.

+
Filed herewith.

(b)
During the last quarter of the fiscal year covered by this Report, POI and Monitoring filed one Report on Form 8-K. A Current Report on Form 8-K dated December 5, 2001 reported David C. Wittig, the Chairman of the Board and Chief Executive Officer of Western Resources, Inc., was appointed to our board of directors. Westar Industries, Inc., a wholly owned subsidiary of Western Resources, Inc., owns approximately 87% of the Company's outstanding stock.

PROTECTION ONE, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Shareholders of Protection One, Inc.:

        We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protection One, Inc. and subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP
Kansas City, Missouri
February 13, 2002

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except for per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$3,974	$2,740
Receivables, net	36,504	37,826
Inventories, net	8,142	11,129
Prepaid expenses	2,508	2,652
Related party tax receivable	1,655	3,179
Deferred tax assets, current	8,783	28,168
Other	4,744	1,050

Total current assets	66,310	86,744

Property and equipment, net	54,912	49,884
Customer accounts, net	763,549	900,314
Goodwill, net	768,309	829,145
Deferred tax assets	79,612	57,187
Other	15,784	6,853

Total Assets	$1,748,476	$1,930,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$688	$530
Accounts payable	5,944	7,164
Accrued liabilities	40,188	56,603
Purchase holdbacks	822	3,845
Deferred revenue	41,940	46,704

Total current liabilities	89,582	114,846

Long-term debt, net of current portion	584,115	637,181
Other	11,590	645

Total Liabilities	685,287	752,672

Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common Stock, $.01 par value, 150,000,000 shares authorized, 98,405,486 shares and 120,207,987 shares issued and outstanding at December 31, 2001 and 2000, respectively	1,272	1,270
Additional paid-in Capital	1,381,450	1,380,774
Unrealized loss on currency translation	(2,361)	(564)
Retained losses	(284,741)	(198,693)
Treasury stock, at cost, 28,840,405 and 6,826,813 shares at December 31, 2001 and 2000, respectively	(32,431)	(5,332)

Total stockholders' equity	1,063,189	1,177,455

Total Liabilities and Stockholders' Equity	$1,748,476	$1,930,127

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Monitoring and related services	$324,665	$398,325	$508,994
Other	16,360	33,439	90,111

Total revenues	341,025	431,764	599,105
Cost of revenues:
Monitoring and related services	103,727	128,350	132,877
Other	15,405	20,607	47,087

Total cost of revenues	119,132	148,957	179,964

Gross profit	221,893	282,807	419,141

Operating Expenses:
Selling, general and administrative expenses	112,685	125,964	183,947
Acquisition expense	5,899	11,752	27,464
Amortization of intangibles and depreciation expense	202,655	222,992	233,906
Severance and relocation costs	9,682	4,380	5,809

Total operating expenses	330,921	365,088	451,126

Operating loss	(109,028)	(82,281)	(31,985)
Interest expense:
Interest expense, net	41,254	52,674	86,287
Related party interest expense, net	10,465	7,658	750
Other (income) expense:
Gain on sale of Mobile Services Group	—	—	(17,249)
Other	(125)	(297)	4,380

Loss before income taxes and extraordinary gain	(160,622)	(142,316)	(106,153)
Income tax benefit	40,096	35,872	27,108

Loss before extraordinary gain	(120,526)	(106,444)	(79,045)
Extraordinary gain (loss), net of tax effect of $(18,565), $(26,531), and $911	34,478	49,273	(1,691)

Net loss	$(86,048)	$(57,171)	$(80,736)

Other comprehensive loss:
Unrealized loss on marketable securities	—	$(1,202)	$(1,659)
Unrealized loss on currency translation	(1,797)	(2,011)	(1,350)
Reclassification adjustment for losses included in sale of European operations	—	5,251	—
Income tax benefit (expense)	—	(797)	1,204

Comprehensive loss	$(87,845)	$(55,930)	$(82,541)

Net loss per common share:
Loss before extraordinary gain per common share	$(1.14)	$(.84)	$(.62)
Extraordinary gain (loss) per common share	.32	.39	(.02)

Net loss per common share	$(.82)	$(.45)	$(.64)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(86,048)	$(57,171)	$(80,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Extraordinary loss (gain)	(34,478)	(49,273)	1,691
(Gain) loss on sale of customer accounts	75	—	(17,249)
Amortization of intangibles and depreciation	202,655	222,992	233,906
Accretion of debt premium, net of amortization of debt costs	1,394	(1,715)	(4,504)
Net deferred taxes	(21,980)	(8,143)	(29,904)
Provision for doubtful accounts	6,017	14,552	25,534
Loss on sale of marketable securities	—	—	7,666
Other	504	(3,512)	(26,383)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(6,310)	(60)	(28,473)
Inventories, net	2,835	(855)	(3,246)
Prepaid and other current assets	(3,988)	(6,992)	(133)
Accounts payable	(1,110)	1,338	6,877
Accrued liabilities	(16,400)	(765)	4,923
Deferred costs	(7,542)	—	—
Deferred revenue	7,988	(8,878)	3,479

Net cash provided by operating activities	43,611	101,518	93,448
Cash flows from investing activities:
Purchase of property and equipment, net	(7,357)	(18,614)	(32,644)
Purchase of installed security systems	(27,684)	(35,513)	(242,667)
Sale (purchase) of investments	(1,413)	—	9,739
Related party sale of European operations	—	183,025	—
Proceeds from sale of customer accounts, net of cash paid	20,935	—	19,087
Acquisition of alarm companies, net of cash received	—	(11,748)	(27,407)

Net cash provided by (used in) investing activities	(15,519)	117,150	(273,892)
Cash flows from financing activities:
Purchase of Treasury Stock	(27,099)	(5,332)	—
Payments on long-term debt	(92,184)	(46,897)	(39,008)
Proceeds from issuance of long-term debt	1,393	6,388	213,310
Issuance costs and other	(2,076)	3,077	2,859
Proceeds (repayments) on Senior Credit Facility	93,500	(181,000)	—

Net cash provided by (used in) financing activities	(26,466)	(223,764)	177,161

Effect of exchange rate changes on cash and cash equivalents	(392)	178	916

Net increase (decrease) in cash and cash equivalents	1,234	(4,918)	(2,367)
Cash and cash equivalents:
Beginning of period	2,740	7,658	10,025

End of period	$3,974	$2,740	$7,658

Cash paid for interest	$60,468	$65,043	$68,420

Cash paid for taxes	$351	$931	$783

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

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollar amounts in thousands)

	Common Stock					Accumulated other comprehensive loss
			Treasury Stock	Additional Paid-In Capital	Retained Losses		Total Stockholders' Equity
	Shares	Amount
Common Stock
December 31, 1998	126,838,741	$1,268	$—	$1,358,484	$(60,786)	$(2,576)	$1,296,390
Shares issued—acquisitions	3,613	—	—	39	—	—	39
Shares issued—ESPP	102,983	1	—	455	—	—	456
Unrealized loss—marketable securities	—	—	—	—	—	853	853
Unrealized loss—currency translation	—	—	—	—	—	(82)	(82)
Net loss	—	—	—	—	(80,736)	—	(80,736)

December 31, 1999	126,945,337	$1,269	$—	$1,358,978	$(141,522)	$(1,805)	$1,216,920
Exercise of options and warrants	5,440	—	—	21	—	—	21
Shares issued—ESPP	84,023	1	—	139	—	—	140
Intercompany transactions (Note 6)	—	—	—	21,636	—	—	21,636
Unrealized gain—marketable securities	—	—	—	—	—	995	995
Unrealized loss—currency translation	—	—	—	—	—	246	246
Acquisition of treasury stock	(6,826,813)	—	(5,332)	—	—	—	(5,332)
Net loss	—	—	—	—	(57,171)	—	(57,171)

December 31, 2000	120,207,987	$1,270	$(5,332)	$1,380,774	$(198,693)	$(564)	$1,177,455
Exercise of options and warrants	65,568	1	—	612	—	—	613
Shares issued—ESPP	145,523	1	—	99	—	—	100
Intercompany transactions (Note 6)	—	—	—	(35)	—	—	(35)
Unrealized loss—currency translation	—	—	—	—	—	(1,797)	(1,797)
Acquisition of treasury stock	(22,013,592)	—	(27,099)	—	—	—	(27,099)
Net loss	—	—	—	—	(86,048)	—	(86,048)

December 31, 2001	98,405,486	$1,272	$(32,431)	$1,381,450	$(284,741)	$(2,361)	$1,063,189

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

        The Company's strategy is to improve returns on invested capital by realizing economies of scale from increasing customer density in the largest urban markets in North America. The Company plans to accomplish this goal by: (i) retaining its customers by providing quality customer service from its monitoring facilities and its branches; (ii) using its national presence, strategic alliances, and strong local operations to persuade the most desirable residential and commercial prospects to enter into long term agreements with the Company on terms that permit it to achieve appropriate returns on capital; and (iii) on a limited basis in 2002 or 2003, acquiring alarm companies and portfolios of alarm accounts pursuant to transactions that meet the Company's strategic and financial requirements.

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

        Deferred installation revenues and system sales revenue are recognized over the expected useful life of the customer. Deferred costs in excess of deferred revenue are recognized over the contract life, utilizing a straight-line method, typically two to three years for residential systems and five years for commercial systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the customers' estimated useful life.

        In 2000, the Company adopted Staff Accounting Bulletin (SAB) 101 which requires the Company to defer certain system sales and installation revenues and expenses, primarily equipment, direct labor and sales commissions incurred. Historically, the Company has acquired most of its customer accounts by acquisition or through an independent dealer program. In the dealer program, dealers billed and retained all installation revenues. Since the Company began its internal sales program in 2000, the impact of SAB 101 for that year was not significant. In 2001, the Company deferred approximately

$11.5 million in revenues and approximately $7.5 million of cost of sales and associated direct and incremental selling expenses.

        Deferred revenues also result from customers who are billed for monitoring and extended service protection in advance of the period in which such services are provided, on a monthly, quarterly or annual basis.

(b) Inventories

        Inventories, primarily comprised of alarm systems and parts, are stated at the lower of average cost or market.

(c) Property and Equipment

        Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives except for equipment capitalized on installations of customer systems that are depreciated over the estimated life of the customer. Gains or losses from retirements and dispositions of property and equipment are recognized in income in the period realized. Repair and maintenance costs are expensed as incurred.

        Estimated useful lives of property and equipment are as follows:

Furniture, fixtures and equipment	5 - 10 years
Data processing and telecommunication	8 mos - 7 years
Installed systems	10 years
Leasehold improvements	5 - 10 years
Vehicles	5 years
Buildings	40 years

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

        The Company has a pro-rata tax sharing agreement with Western Resources. Pursuant to this agreement Western Resources makes payments to the Company for current tax benefits utilized by Western Resources in its consolidated tax return. If Western Resources completes its proposed separation of Westar Industries (including the Company) from Western Resources in a transaction (or enters into any other transaction) that results in Westar Industries no longer being able to file taxes on a consolidated basis with Western Resources (which would happen when Western Resources owns less than 80% of Westar Industries stock) the Company's net deferred tax assets of $88.4 million at December 31, 2001 might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred. The Company would be required to record a non-cash charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge could be material. Net deferred tax assets will increase by approximately $173.7 million in the first quarter of

2002 to reflect the expected tax benefit resulting from the impairment charge discussed in Note 16 of the "Notes to Consolidated Financial Statements".

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

        Prior to the third quarter of 1999, the Company amortized its customer accounts by using the straight-line method over a ten-year life, except for accounts acquired from Westinghouse for which an eight-year 120% declining balance has been applied. The choice of an amortization life was based on management's estimates and judgments about the amounts and timing of expected future revenues from these assets and average customer account life. Selected periods were determined because, in management's opinion, they would adequately match amortization cost with anticipated revenue.

        The Company conducted a comprehensive review of its amortization policy during the third quarter of 1999. As part of this review, the Company hired an independent appraisal firm to perform a lifing study of the Company's customer accounts. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and the Company's historical attrition experience. After completing the review, management identified three distinct pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to the Company's North America, Europe and Multifamily business segments. Separate pools for North America and Multifamily will be used going forward. For the North America and Europe pools, the results of the lifing study indicated to management that the Company can expect attrition to be greatest in years one through five of asset life and that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Management elected to change to that method for all customer accounts in the North America and Europe pools, except for accounts acquired in the Westinghouse acquisition which are utilizing an eight-year accelerated method. No change was made in the method used for the Multifamily pool.

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

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", long-lived assets held and used by Protection One are evaluated for recoverability on a periodic basis or as circumstances warrant. An impairment would be recognized when the undiscounted expected future operating cash flows by customer pool derived from customer accounts is less than the carrying value of capitalized customer accounts and related goodwill. Effective January 1, 2002, SFAS No. 144 replaced this accounting standard.

        Goodwill has been recorded in business acquisitions where the principal asset acquired was the recurring revenues from the acquired customer base. For purposes of the impairment analysis goodwill has been considered directly related to the acquired customers.

        Due to the level of customer attrition experienced in 2001 and 2000 and because of recurring losses, management performed an impairment test on its customer account asset and goodwill in both 2001 and 2000. These tests indicated that future estimated undiscounted cash flows exceeded the sum of the recorded balances for customer accounts and goodwill.

        See Note 16 of the "Notes to Consolidated Financial Statements" for more information regarding an impairment recorded in 2002 pursuant to new accounting rules and an updated customer account lifing study.

(g) Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The Company changed its estimate of goodwill life from 40 years to 20 years as of January 1, 2000. After that date, remaining goodwill, net of accumulated amortization has been amortized over its remaining useful life based on a 20-year life. The change in estimate resulted in additional goodwill amortization for the year ended December 31, 2000 of $28.5 million. The resulting reduction to net income for the year was $25.4 million, or a decrease in earnings per share of $0.20.

        The carrying value of goodwill was included in the Company's evaluation of recoverability of customer accounts. No reduction in the carrying value was necessary at December 31, 2001 and 2000.

        Goodwill amortization expense was $48.9 million, $52.4 million, and $28.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. Accumulated amortization was $150.9 million and $103.7 million and at December 31, 2001 and 2000 respectively. Beginning January 1, 2002, goodwill will no longer be amortized. New accounting rules adopted on January 1, 2002 do not permit amortization and require an annual impairment test.

        See Note 16 of the "Notes to Consolidated Financial Statements" for information regarding an impairment recorded in 2002 pursuant to new accounting rules.

(h) Cash and Cash Equivalents

        All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

(i) Receivables

        Gross receivables, which consist primarily of trade accounts receivable, of $43.1 million at December 2001 and $72.1 million at December 31, 2000 have been reduced by allowances for doubtful accounts of $6.6 million and $34.3 million, respectively. As part of the transition to its new billing system, MAS, the Company wrote-off approximately $33.7 million of old receivables in 2001 that had previously been fully reserved.

(j) Advertising Costs

        Printed materials are generally expensed as incurred. Broadcast advertising costs are generally expensed upon the first broadcast of the respective advertisement. Total advertising expense was $3.5 million, $1.0 million and $3.0 million, during the years ended December 31, 2001, 2000, and 1999, respectively. Advertising expense in 2001 includes $1.8 million for advertising and yellow pages, $1.0 million for marketing materials and subcontract marketing, $0.4 million for signs and decals and $0.3 million for trade shows and other.

(k) Concentrations of Credit Risk

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

(l) Loss Per Share

        Loss per share is presented in accordance with SFAS No. 128 "Earnings Per Share". Weighted average shares outstanding were as follows:

	December 31,
	2001	2000	1999
Weighted average shares outstanding	105,458,601	126,550,059	126,889,802

(m) Prior Year Reclassifications

        Certain reclassifications have been made to prior year information to conform with current year presentation.

3. Property and Equipment:

        Property and equipment are summarized as follows (in thousands):

	December 31,
	2001	2000
Furniture, fixtures and equipment	$8,299	$7,715
Data processing and telecommunication	64,157	71,990
Leasehold improvements	2,802	2,954
Vehicles	10,868	8,603
Installed systems	14,050	—
Buildings and other	4,237	3,622

	104,413	94,884
Less accumulated depreciation	(49,501)	(45,000)

Property and equipment, net	$54,912	$49,884

        Depreciation expense was $16.1 million, $22.7 million and $19.2 million for the years ended December 31, 2001, 2000 and 1999 respectively.

4. Customer Accounts:

        The following is a rollforward of the investment in customer accounts (at cost) for the following years (in thousands):

	December 31,
	2001	2000
Beginning customer accounts, net	$900,314	$1,122,585
Acquisition of customer accounts, net	13,736	45,588
Amortization of customer accounts, net	(137,693)	(147,871)
Sale of European operations	—	(107,806)
Sale of accounts	(8,769)	—
Purchase holdbacks and other	(4,039)	(12,182)

Ending customer accounts, net	$763,549	$900,314

        Accumulated amortization of the investment in customer accounts at December 31, 2001 and 2000 was $580.1 million and $447.7 million, respectively.

        During 2001 the Company continued to experience high levels of attrition which coupled with a change in focus from growth to strengthening operations, resulted in a net loss of 196,357 customers or a 14.3% decrease in its customer base from January 1, 2001.

5. Long-Term Debt:

        Long-term debt and the fixed or weighted average interest rates are as follows (in thousands):

	December 31,
	2001	2000
Senior Credit Facility with Westar, maturing January 3, 2003, variable 5.8%(a)	$137,500	$44,000
Senior Subordinated Notes, maturing January 2009, fixed 8.125%	176,840	262,040
Senior Unsecured Notes, maturing August 2005, fixed 7.375%	203,650	250,000
Senior Subordinated Discount Notes, maturing June 2005, effective rate 11.8%	41,809	52,952
Convertible Senior Subordinated Notes, maturing September 2003, fixed 6.75%	23,785	28,185
Other debt obligations, including capital leases	1,219	534

	584,803	637,711
Less current portion	(688)	(530)

Total long-term debt	$584,115	$637,181

(a)
Represents weighted average interest rate before fees on borrowings under the facility at December 31, 2001. The weighted-average annual interest rate before fees on borrowings at December 31, 2000 was 9.0%.

        During 2001 the Company acquired $146.0 million of our bonds for $91.7 million resulting in an extraordinary gain of $34.5 million, net of tax. During 2000 the Company acquired $224.8 million of its bonds for $136.2 million resulting in an extraordinary gain of $49.3 million, net of tax. In some cases these debt securities were acquired from Westar Industries limiting the amount of extraordinary gain and resulting in increases to Additional Paid-In Capital of $0.0 million in 2001 and $12.8 million in 2000. The adjustments to Additional Paid-In Capital result from the difference between the price paid by Westar Industries and the fair value on the date transferred to the Company. See Note 6, "Related Party Transactions" for further discussion.

Senior Credit Facility With Westar Industries

        The Company's Senior Credit Facility with Westar Industries provides for borrowings up to $180 million with a variable interest rate. The weighted-average annual interest rate after fees on all borrowings under the facility was 9.0% and 9.3% for the years ended December 31, 2001 and 2000, respectively. The Senior Credit Facility currently expires January 3, 2003. The Company will seek to replace this related party credit facility with a credit facility from a third party lender in 2002 or renew the credit facility with Westar Industries if this cannot be done in a manner that is economical. In the event Westar Industries does not extend the Senior Credit Facility beyond January 3, 2003 on its present terms and the Company is required to seek such financing from unaffiliated third parties, it may not be able to do so on terms as economically favorable as those under the present Senior Credit Facility or at all. The Kansas Corporation Commission has issued an order prohibiting Western Resources from borrowing to make loans or capital contributions to Westar Industries. This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility. The Kansas Corporation Commission also ordered Western Resources to submit a financial plan to reduce the amount of its outstanding debt. The financial plan proposed by Western Resources contemplates the sale of some or all of Westar Industries stock with the proceeds being used for that purpose. The plan also provides for Westar Industries to apply revenue it derives from certain sources to the reduction of Western Resources debt. The Company would face significant liquidity issues if Westar Industries was unable to fund its obligations under the Senior Credit Facility. The Company was unsuccessful in refinancing the Senior Credit Facility with unaffiliated third parties on satisfactory terms in 2000 or 2001.

Senior Subordinated Notes

        In 1998, the Company issued $350 million of unsecured Senior Subordinated Notes. As a result of the completion of a registered offer to exchange a new series of 8 1/8% Series B Senior Subordinated Notes for a like amount of the Company's outstanding 8 1/8% Senior Subordinated Notes, effective June 1, 2001 the annual interest rate on all of such outstanding notes decreased from 8 5/8% to 8 1/8%. At the time of the exchange, the resulting annual interest savings was $1.2 million. Interest on this facility is payable semi-annually on January 15 and July 15. The notes are redeemable at the Company's option, in whole or in part, at a predefined price.

Senior Unsecured Notes

        In 1998, the Company issued $250 million of Senior Unsecured Notes. Interest is payable semi-annually on February 15 and August 15. The notes are redeemable at the Company's option, in whole or in part, at a predefined price.

Senior Subordinated Discount Notes

        In 1995, the Company issued $166 million of unsecured Senior Subordinated Discount Notes with a fixed interest rate of 13 5/8%. Interest payments began in 1999 and are payable semi-annually on June 30 and December 31. In connection with the acquisition of Protection One in 1997, these notes were restated to fair value. As of June 30, 2000 the notes became redeemable, at the Company's option, at a specified redemption price.

Convertible Senior Subordinated Notes

        In 1996, the Company issued $103.5 million of Convertible Senior Subordinated Notes. Interest is payable semi-annually on March 15 and September 15. The notes are convertible at any time at a conversion price of $11.19 per share. As of September 19, 1999 the notes became redeemable, at the Company's option, at a specified redemption price.

Other

        Represents debt obligations for software leases. Interest rates on these obligations approximate 7.95%.

Debt Maturities

        Debt maturities other than under the Company's Senior Credit Facility over the next five years are as follows (in thousands):

2002	$688
2003	24,316
2004	—
2005	243,411	(a)
2006	—
2007 and thereafter	176,840

Total	$445,255

(a)
Excludes $2.0 million premium on Senior Subordinated Discount Notes at December 31, 2001.

Financial and operating covenants

        Most of these debt instruments contain restrictions based on "EBITDA". The definition of EBITDA varies among the various indentures and the Senior Credit Facility. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense. However, under the varying definitions of the indentures, additional adjustments are sometimes required.

        The Company's credit facilities contain financial and operating covenants which may restrict the Company's ability to incur additional debt, pay dividends, make loans or advances and sell assets. The financial covenants as of December 31, 2001 are summarized as follows:

Debt Instrument	Financial Covenant
Senior Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA—less than 5.75 to 1.0 Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense—greater than 2.10 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA—less than 6.0 to 1.0 Senior debt/annualized current quarter EBITDA—less than 4.0 to 1.0

        At December 31, 2001, the Company was in compliance with the covenants under the Senior Credit Facility and the indentures relating to the Company's other indebtedness.

        The Company's ability to comply with the ratios and the tests will be affected by events outside its control and there can be no assurance that the Company will meet those tests. Failure to meet the tests would place additional restrictions on the Company's ability to incur indebtedness. A violation of these restrictions would result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable

        The indentures governing all of the Company's debt securities require that the Company offer to repurchase the securities in certain circumstances following a change of control.

6. Related Party Transactions:

        The Company had outstanding borrowings under the Senior Credit Facility with Westar Industries of $137.5 million and $44.0 million at December 31, 2001 and December 31, 2000, respectively. The Company accrued interest expense of $10.5 million and $7.6 million and made interest payments of $10.4 million and $8.1 million on borrowings under the facility for the years ended December 31, 2001, and December 31, 2000, respectively.

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

        On November 1, 2001, the Company and Westar Industries entered into a further amendment to the Senior Credit Facility which extended the maturity date to January 3, 2003, and fixed base rate borrowings at the prime rate, plus 2.75 percent and Eurodollar borrowings at the London interbank offered rate (LIBOR), plus 3.75 percent. In addition, the Company paid an amendment fee equal to one-half of one percent of the commitment. The Company has also entered into an agreement pursuant to which the Company will pay to Westar Industries, beginning with the quarter ending March 31, 2002, a fee for financial advisory and management services, payable quarterly, equal to 0.125% of the Company's consolidated total assets at the end of each quarter. The agreement also provides access, at the Company's option, to aviation services. This agreement was approved by the independent members of the Company's board of directors. On March 25, 2002, the Company and Westar Industries entered into a further amendment to the Senior Credit Facility which increased the amount of the facility to $180 million.

        During the year ended December 31, 2001, the Company purchased from Westar Industries $93.7 million face value of the Company's bonds for $61.8 million at the then market value. As a result of these transactions, an extraordinary gain of $20.5 million, net of tax was recognized. In 2001, the Company purchased 1,696 shares of Western Resources preferred stock from Westar Industries for $0.1 million.

        The Company acquired 16,101,892 shares of its common stock at market prices from Westar Industries during the year ended December 31, 2001 for $19.5 million. The Company reports these shares as treasury stock, at cost, in the equity section of the accompanying balance sheet. As of December 31, 2001, the shares of the Company's common stock owned by Westar Industries represented approximately 87% of the outstanding shares.

        In June 2001, the Company's continuing directors approved an amendment to the Contribution Agreement dated as of July 30, 1997 between the Company and Western Resources. This amendment permits Western Resources' beneficial ownership of the Company's outstanding common stock to exceed 85% provided that its beneficial ownership on a fully diluted basis does not exceed 81% of the outstanding shares. On March 18, 2002, the Company's continuing directors approved a waiver of the ownership limitation for the period March 11, 2002 through July 1, 2002. On October 18, 2001, the Company's continuing directors approved an amendment to the Contribution Agreement that decreased the size of the Company's board of directors.

        The Company had a receivable balance of $1.7 million and $3.2 million at December 31, 2001 and December 31, 2000, respectively, relating to a tax sharing agreement with Western Resources. During 2000, the Company received $28.6 million and $20.3 million from Western Resources under the tax sharing agreement for the tax years 1999 and 1998, respectively. In October 2001, the Company received $7.4 million and $11.8 million from Western Resources under the tax sharing agreement for tax year 2000 and the estimated tax benefit through September 30, 2001. See Note 11 for further discussion relating to income taxes.

        Western Resources provides administrative services to the Company pursuant to services agreements, including accounting, tax, audit, human resources, legal, facilities and technology services. Charges of approximately $8.1 million and $7.3 million were incurred for the years ended December 31, 2001 and December 31, 2000, respectively. The Company had a net intercompany balance due to Western Resources primarily for these services of $1.7 million and $1.2 million at December 31, 2001 and December 31, 2000, respectively.

        On February 29, 2000, the Company sold its European operations and certain investments to Westar Industries. The consideration received was approximately $244.0 million, comprised of approximately $183.0 million in cash and the market value of certain outstanding debt securities of the Company acquired by Westar Industries in open market purchases. In separate transactions, additional outstanding debt securities of the Company were acquired from Westar Industries at market value.

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

        Recognition of gain or loss on the acquisition and retirement of the Company's debt securities from Westar Industries was also impacted because the parties were related. The Company increased Additional Paid-In Capital $12.8 million in 2000 and $0.0 million for 2001, to reflect the change in the amount that would have been considered a gain had the parties not been related.

        During the fourth quarter of 2001, the Company entered into an option agreement to buy an office building located in downtown Wichita, Kansas, from Kansas Gas and Electric Company (KGE), a wholly owned subsidiary of Western Resources, for approximately $0.5 million. The purchase price was supported by three independent appraisers' findings.

        The Company's chief executive officer, Richard Ginsburg, and its chief financial officer, Darius Nevin, held similar positions with Guardian International, Inc. (Guardian) prior to taking their current positions with the Company. The Company granted Guardian an option to purchase an aggregate of 250,000 shares of the Company's common stock in connection with the Company's hiring of Mr. Ginsburg. See Note 8, "Stock Options and Warrants" for additional discussion regarding these options. In November 2001, the Company sold a portfolio of customer accounts for approximately

$0.1 million to Mutual Central Alarm Services, Inc. (Mutual), a wholly owned subsidiary of Guardian International, Inc.(Guardian). In December 2001, the Company purchased a portfolio of customer accounts from Mutual for approximately $0.4 million. Western Resources is a significant holder of Guardian's preferred stock.

        In the latter part of 2001 through March 15, 2002, the Company purchased in the open market, approximately $2.0 million in Western Resources preferred stock, approximately $9.7 million of Western Resources 6.25% notes, approximately $0.1 million in ONEOK common stock and approximately $3.0 million of Western Resources common stock. At December 31, 2001, the Company's total investment in Western Resources securities was approximately $1.4 million and is included as part of other assets on the balance sheet.

        In March 2002, the Company sold its investments in the ONEOK stock and the Western Resources 6.25% notes to Western Resources for approximately $9.8 million. On that same date, the Company purchased from Westar Industries approximately $8.3 million (face amount) of the Company's Senior Subordinated Discount Notes for approximately $7.5 million and $6.5 million (face amount) of our Senior Subordinated Notes for approximately $4.5 million. The Company will record a $2.0 million extraordinary gain, net of tax, in the first quarter of 2002, as a result of the retirement of this debt.

Pro Forma Financial Information:

        The following unaudited pro forma consolidated results of operations for the year ended December 31, 2000 assumes the sale of the Company's European operations to Westar Industries occurred on January 1 (in thousands, except per share amounts):

December 31, 2000
Revenues	$403,860
Loss before extraordinary item	(102,946)
Net loss	(53,674)
Net loss per common share (basic and diluted):
Loss before extraordinary item	(.81)
Net loss	(.42)

        The pro forma financial information is not necessarily indicative of the results of operations had the sale of the European operations to Westar Industries been reflected for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

7. Sale of Mobile Services Group:

        In 1999 the Company sold the assets comprising its Mobile Services Group. Cash proceeds of this sale approximated $20.0 million and the Company recorded a pre-tax gain of approximately $17.0 million.

8. Stock Warrants and Options:

        The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for stock issued to Employees." Under ABP No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

        A summary of warrant and option activity for the Company's common stock from December 31, 1998 through December 31, 2001 is as follows:

	Warrants And Options	Weighted Average Exercise Price
Outstanding at December 31, 1998	3,422,739	$7.494
Granted	1,092,908	7.905
Exercised	—	—
Surrendered	(727,529)	10.125

Outstanding at December 31, 1999	3,788,118	$7.232
Granted	922,500	1.436
Exercised	(5,440)	3.890
Surrendered	(300,645)	6.698

Outstanding at December 31, 2000	4,404,533	$6.058
Granted	1,880,541	1.327
Exercised	(59,718)	2.490
Surrendered	(555,244)	4.941

Outstanding at December 31, 2001	5,670,112	$4.281

        The table below summarizes stock options and warrants for the Company's common stock outstanding as of December 31, 2001:

Description	Range of Exercise Price	Number Of Shares Of Common Stock	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price
Exercisable
Fiscal 1995	$ 6.375 - $6.50	130,800	3 years	$6.4954
Fiscal 1996	8.00 - 15.00	438,400	4 years	10.0478
Fiscal 1997	9.50 - 15.00	209,000	5 years	11.9565
Fiscal 1998	11.000	812,500	6 years	11.0000
Fiscal 1999	5.250 - 8.9275	355,606	7 years	8.4857
Fiscal 2000	1.4375	153,372	8 years	1.4375
1993 Warrants	0.167	428,400	2 years	0.1670
1995 Note Warrants	3.890	780,837	3 years	3.8900

		3,308,915
Not exercisable
1999 options	$5.2500 - $8.9275	165,008	7 years	$8.4857
2000 options	1.4375	315,648	8 years	1.4375
2001 options	0.8750 - 1.480	1,880,541	9 years	1.3273

		2,361,197

Outstanding		5,670,112

        On April 16, 2001, the Company granted an option to purchase an aggregate of 250,000 shares of its common stock to Guardian International, Inc. (Guardian) in connection with the hiring of Richard Ginsburg as the Company's new chief executive officer, who was formerly the chief executive officer of Guardian. The option has a term of ten years and vests ratably over the next three years. The purchase price of the shares issuable pursuant to the option is $1.32 per share while the fair market value of the common stock at the date of the option grant was $1.75 resulting in $0.4 million expense in 2001.

1994 Stock Option Plan

        The 1994 Stock Option Plan (the "Plan"), approved by the Protection One stockholders in June 1994, provides for the award of incentive stock options to directors, officers and key employees under the Plan. A total of 1,300,000 shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One. The Plan provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

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

        The weighted average fair value of options granted during 2001, 2000 and 1999 estimated on the date of grant were $1.88 $1.13 and $5.41, respectively. The fair value was calculated for the respective year using the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Expected stock price volatility	83.92%	92.97%	64.06%
Risk free interest rate	4.95%	4.87%	6.76%
Expected option life	7 years	6 years	6 years

        No compensation cost has been recognized for issuance under the plans in 2001, 2000 and 1999. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and income per share would have been as follows (in thousands, except per share amounts):

	Year ended December 31,
	2001	2000	1999
Net loss:
As reported	$(86,048)	$(57,171)	$(80,736)
Pro forma	(88,856)	(58,163)	(82,894)
Net loss per common share (basic and diluted):
As reported	$(.82)	$(.45)	$(.64)
Pro forma	(.84)	(.46)	(.65)

9. Income Taxes:

        Components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Federal
Current	$38,088	$24,305	$10,769
Deferred	2,301	13,134	18,147
State
Current	(266)	(130)	—
Deferred	(27)	(615)	(374)
Foreign tax expense, current	—	(822)	(1,434)

	40,096	35,872	27,108
Tax on extraordinary gain (loss)	(18,565)	(26,531)	911

Total	$21,531	$9,341	$28,019

        The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

	2001	2000	1999
Federal statutory tax rate	35%	35%	35%
Foreign tax expense	—	(1)	(1)
Non-deductible goodwill	(10)	(9)	(8)

	25%	25%	26%

        A tax sharing agreement between Protection One and Western Resources provides for payments to Protection One for tax benefits utilized by Western Resources. Accordingly in 2001 and 2000, the Company received aggregate payments from Western Resources of $19.1 million and $48.9 million, respectively. The receivable balance of $1.7 million at December 31, 2001 was paid by Western Resources in February 2002 and reflected the balance of the estimated tax benefit to be utilized by Western Resources in its 2001 consolidated income tax return less an estimated amount for alternative minimum tax carryforwards. This tax benefit would not be available if we could no longer file consolidated tax returns with Western Resources. See Note 2 (d) of the "Notes to Consolidated Financial Statements".

        Deferred income tax assets and liabilities were composed of the following (in thousands):

	2001	2000
Deferred tax asset, current:
Accrued liabilities	$5,562	$6,266
Accounts receivable, due to allowance	2,027	6,687
Acquisition and dealer	—	14,555
Other	1,194	660

	$8,783	$28,168

Deferred tax asset, noncurrent:
AMT credit carryforwards	$6,090	$—
Net operating loss carryforwards	5,437	5,437
Valuation allowance	(5,437)	(5,437)
Customer accounts	60,023	49,853
Installed systems	18,623	21,047
Property & equipment	(9,896)	(10,392)
OID amortization	4,450	8,941
Other	322	(12,262)

	$79,612	$57,187

10. Employee Benefit Plans:

401(k) Plan

        The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the "Protection One 401(k) Plan"). For the year ended December 31, 2001 the Company, at its election, made contributions to the Protection One 401(k) Plan, which contributions were allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution may be made in Common Stock, in cash or in a combination of both stock and cash. For the years ended December 31, 2001, 2000, and 1999, Protection One made a matching cash contribution to the plan of $1.1 million, $0.7 million and $0.9 million respectively. The funds of the plan are deposited with a trustee and at each participant's option in one or more investment funds, including a company stock fund. The plan was amended effective January 1, 2001 requiring the Company to match employees' contributions up to specified maximum limits.

Employee Stock Purchase Plan

        The Employee Stock Purchase Plan is designed to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code, and will allow eligible employees to acquire shares of common stock at periodic intervals through their accumulated payroll deductions. A total of 1,650,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan and a total of 912,186 shares have been issued including the issuance of 489,791 shares in January 2002.

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

11. Leases:

        The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,
2002	$8,584
2003	5,775
2004	3,726
2005	1,728
2006	886
Thereafter	1,790

$22,489

        Total rent expense for the years ended December 31, 2001, 2000 and 1999, was $12.5 million, $10.1 million and $10.6 million respectively.

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

        The fair value of the Company's publicly traded notes are estimated based on quoted market prices for the issues. Fair value of other long-term debt is estimated at carrying value. At December 31,

2001, the fair value and carrying amount of the Company's publicly traded debt was as follows (in thousands):

	Fair Value	Carrying Value
Senior Subordinated Notes (8.125%)	$123,788	$176,840
Senior Unsecured Notes (7.375%)	166,993	203,650
Senior Subordinated Discount Notes (13.625%)	33,002	41,809
Convertible Senior Subordinated Notes (6.75%)	19,415	23,785

	$343,198	$446,084

        At December 31, 2000, the fair value of the Company's publicly traded debt was $369.6 million, compared to a carrying value of $593.2 million. The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

13. Commitments and Contingencies:

        The Company, its subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring") and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, Alec Garbini, et al v. Protection One, Inc., et al., No CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint ("Third Amended Complaint"). Plaintiffs purported to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through February 2, 2001. The Third Amended Complaint asserted claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs alleged, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Third Amended Complaint further asserted claims against Western Resources and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Third Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 4, 2001, the District Court dismissed plaintiffs' claims under Sections 10(b) and 20(a) of the Securities Exchange Act. The Court granted plaintiffs leave to replead such claims. The Court also dismissed all claims brought on behalf of bondholders with prejudice. The Court also dismissed plaintiffs' claims against Arthur Andersen, and plaintiffs have appealed that dismissal. On February 22, 2002, plaintiffs filed a Fourth Consolidated Amended Class Action Complaint. The new complaint realleges claims on behalf of purchasers of common stock under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The

defendants have until April 5, 2002 to respond to the new complaint. The Company cannot predict the impact of this litigation which could be material.

        Six former Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company's interpretation of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Protection One's motion to stay the proceeding pending the individual plaintiffs' pursuit of arbitration as required by the terms of their agreements. On June 23, 2000, the Court denied plaintiffs' motion to have collective arbitration. On or about October 4, 2000, notwithstanding the Court's denial of plaintiffs' motion for collective arbitration, the six former dealers filed a Motion to Compel Consolidation Arbitration with the American Arbitration Association ("AAA"). On November 21, 2000, the AAA denied the dealers' motion and advised they would proceed on only one matter at a time. As of March 3, 2002, one dealer (Masterguard) proceeded with arbitration. On March 8, 2002, Masterguard's claims against the Company were settled by a mutual agreement of the parties.

        An arbitration was commenced against Protection One and Protection One Alarm Monitoring by Ralph Apa in December, 2000 alleging common law fraud, negligent misrepresentation and Oregon Blue Sky law claims based on the allegedly inflated stock price of the shares of Protection One stock received in connection with Protection One's acquisition of his alarm monitoring business on October 1, 1998. Mr. Apa also alleges breach of contract, breach of the covenant of good faith and fair dealing and conversion arising from the transaction. The statement of claim seeks undisclosed compensatory and punitive damages, interest and attorneys fees and costs. An arbitration date has been set for May 28, 2002. The Company cannot predict the impact of this arbitration which could be material.

        Other Protection One dealers have filed or threatened litigation or arbitration based upon a variety of theories surrounding calculations of holdback and other payments. The Company believes it has complied with the terms of these contracts. The Company cannot predict the aggregate impact of these disputes with dealers which could be material.

        On October 2, 2000, the Company, as successor-in-interest to Centennial Security, Inc., was served with a demand for arbitration by Crimebusters, Inc. before the AAA wherein Crimebusters is seeking in excess of $7.0 million in damages due to alleged defaults by the Company under an asset purchase agreement between Crimebusters, et al, and Centennial Security, Inc. On October 6, 2000, the Company filed claims alleging fraud, willful misconduct and breach of contract against Crimebusters, et al, in the United States District Court for the District of Connecticut, Protection One Alarm Monitoring, Inc. v Crimebusters, Inc., First Federal Security Systems, Inc. and Anthony Perrotti, Jr., Civil Action No. 300CV-1932DJS. On May 29, 2001, the District Court dismissed the lawsuit. The Company has appealed the dismissal order, and the appeal is presently pending before the United States Court of Appeals for the Second Circuit (No. 01-7786). The Company cannot predict the impact of this arbitration and litigation, which could be material.

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

14. Segment Reporting:

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

        Reportable segments (in thousands):

	For the year ended December 31, 2001
	North America(1)	Multifamily(2)	Consolidated Total
Revenue	$304,552	$36,473	$341,025
EBITDA	87,527	15,782	103,309
Amortization of intangibles and depreciation expense	186,847	15,808	202,655
Operating loss	(108,503)	(525)	(109,028)
Segment assets	1,587,801	160,675	1,748,476
Expenditures for property, net	6,955	402	7,357
Expenditures for subscriber accounts, net	21,030	6,654	27,684

	For the year ended December 31, 2000
	North America(1)	Multifamily	Europe	Consolidated Total
Revenue	$364,494	$39,366	$27,904	$431,764
EBITDA	121,078	17,613	6,400	145,091
Amortization of intangibles and depreciation expense	201,976	15,596	5,420	222,992
Operating income (loss)	(85,277)	2,016	980	(82,281)
Segment assets	1,712,562	217,565	—	1,930,127
Expenditures for property, net	17,589	655	370	18,614
Expenditures for subscriber accounts, net	26,928	6,273	2,312	35,513
Expenditures for acquisitions, net	11,748	—	—	11,748

(1)
Includes allocation of holding company expenses reducing EBITDA by $3.8 million and $6.5 million for the years ended December 31, 2001 and 2000, respectively.

(2)
Includes allocation of holding company expenses reducing EBITDA by $0.7 million for the year ended December 31, 2001.

        Protection One currently has international operations in Canada. Prior to March 1, 2000 the Company also had operations in Europe. International data for these locations for 2001 and 2000 respectively, is as follows (in thousands):

	2001	2000
	Canada	Europe	Canada
Total Revenues	$8,180	$27,904	$8,275
Total Assets	22,938	—	24,997

15. Unaudited Quarterly Financial Information:

        The following is a summary of the unaudited quarterly financial information for 2001 and 2000 respectively:

	March 31	June 30	September 30	December 31	Year to date
	(amounts in thousands, except for per share amounts)
2001
Revenues	$91,829	$88,125	$82,227	$78,844	$341,025
Gross profit	60,095	57,664	56,140	47,994	221,893
Loss before extraordinary gain	(26,821)	(36,941)	(27,160)	(29,604)	(120,526)
Net loss	(8,476)	(31,115)	(25,154)	(21,303)	(86,048)
Basic loss per share:
Loss before extraordinary gain	(.23)	(.35)	(.27)	(.30)	(1.14)
Net loss	(.07)	(.29)	(.25)	(.21)	(.82)
Weighted average number of shares of common stock outstanding	116,281	105,907	100,383	99,504	105,459

2000
Revenues	$134,908	$101,228	$99,627	$96,001	$431,764
Gross profit	90,851	68,713	65,037	58,206	282,807
Loss before extraordinary gain	(28,886)	(24,183)	(24,175)	(29,200)	(106,444)
Net income (loss)	3,040	(6,836)	(24,175)	(29,200)	(57,171)
Basic loss per share:
Loss before extraordinary gain	(.23)	(.18)	(.19)	(.23)	(.84)
Net income (loss)	.02	(.05)	(.19)	(.23)	(.45)
Weighted average number of shares of common stock outstanding	126,945	126,952	126,581	125,731	126,550

16. Subsequent Events:

        Impairment Charge Pursuant to New Accounting Rules.    Effective January 1, 2002, the Company adopted the new accounting standards SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 142 establishes new standards for accounting for goodwill. SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinues amortization of goodwill. In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards.

        SFAS No. 144 establishes a new approach to determining whether the Company's customer account asset is impaired. The approach no longer permits the Company to evaluate its customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated. Rather, the cash flow stream to be used under SFAS No. 144, is limited to future estimated undiscounted cash flows from existing customer accounts. Additionally, the new rule no longer permits the Company to include estimated cash flows from forecasted customer additions. If the undiscounted cash flow stream from existing customer accounts is less than the combined book value of customer accounts and goodwill, an impairment charge would be required.

        The new rule substantially reduces the net undiscounted cash flows used for impairment evaluation purposes as compared to the previous accounting rules. The undiscounted cash flow stream has been reduced from the 16 year remaining life of the goodwill to the 9 year remaining life of customer accounts for impairment evaluation purposes and does not include estimated cash flows from forecasted customer additions.

        To implement the new standards, the Company engaged an appraisal firm to help us estimate the fair values of goodwill and customer accounts. Based on this analysis, we will record a non-cash net charge of approximately $659.3 million in the first quarter of 2002. The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)
Impairment charge	$498.9	$334.1	$833.0
Estimated income tax benefit	57.4	116.3	173.7

Net charge	$441.5	$217.8	$659.3

        The impairment charge for goodwill will be reflected in the consolidated statement of income as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts will be reflected in the consolidated statement of income as an operating cost. These impairment charges will reduce the recorded value of these assets to their estimated fair values at January 1, 2002.

        A deferred tax asset in the amount of $173.7 million will be recorded in the first quarter of 2002 for the tax benefit estimated above. However, if Western Resources were to own less than 80% of Westar Industries voting stock, or if Westar Industries were to own less than 80% of the Company's voting stock, the Company would no longer file on a consolidated basis with Western Resources. As a result, the Company would not be in a position to utilize the deferred tax asset and it would record a charge to earnings to establish a valuation allowance.

        In 2001, the Company recorded approximately $48.9 million of goodwill amortization. Because the Company adopted the new rule for goodwill, it will no longer be permitted to amortize goodwill to income. In 2001, the Company recorded approximately $137.7 million of customer account amortization expense. After the customer impairment charge, customer account amortization expense in 2002 is expected to decrease to approximately $80 million. This amount would increase if the Company changes the estimated life or amortization rate for customer accounts in 2002. See "Estimated Lives of Customer Accounts May Change Based on Customer Account Lifing Study Results."

        The Company will be required to perform impairment tests for long-lived assets prospectively as long as it continues to incur recurring losses or for other matters that may negatively impact our business. Goodwill will be required to be tested each year for impairment. Declines in market values of our business or the value of our customer accounts that may occur in the future may require additional write-down of these assets in the future.

        Estimated Lives of Customer Accounts May Change Based on Customer Account Lifing Study Results.    The Company is currently evaluating the estimated life and amortization rates for customer accounts in its North America and Multifamily customer pools, given the results of a lifing study performed by a third party appraisal firm in the first quarter of 2002. Any change in our amortization rate or estimated life will be determined in the first quarter of 2002 and accounted for prospectively as a change in estimate.

        Share Repurchases.    From January 1, 2002 through March 15, 2002, the Company purchased 1,000,000 shares of treasury stock for approximately $2.2 million.

PROTECTION ONE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(a)	Balance at End of Period
Year ended December 31, 1999
Allowances deducted from assets for doubtful accounts	16,993	21,641	(7,945)	30,689
Year ended December 31, 2000
Allowances deducted from assets for doubtful accounts	30,689	12,277	(8,681)	34,285
Year ended December 31, 2001
Allowances deducted from assets for doubtful accounts	34,285	6,017	(33,690)	6,612

(a)
Results from write-offs of accounts receivable.

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.
March 28, 2002	By:	/s/ DARIUS G. NEVIN Darius G. Nevin, Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS T. LAKE Douglas T. Lake	Chairman of the Board	March 28, 2002
/s/ RICHARD GINSBURG Richard Ginsburg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002
/s/ DARIUS G. NEVIN Darius G. Nevin	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002
/s/ GENE A. BUDIG Gene A. Budig	Director	March 28, 2002
/s/ MARIA DE LOURDES DUKE Maria de Lourdes Duke	Director	March 28, 2002
/s/ BEN M. ENIS Ben M. Enis	Director	March 28, 2002
/s/ DONALD A. JOHNSTON Donald A. Johnston	Director	March 28, 2002
/s/ STEVEN V. WILLIAMS Steven V. Williams	Director	March 28, 2002

/s/ JAMES Q. WILSON James Q. Wilson	Director	March 28, 2002
/s/ DAVID C. WITTIG David C. Wittig	Director	March 28, 2002

QuickLinks

TABLE OF CONTENTS
PART I FORWARD-LOOKING STATEMENTS
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
PART III
PART IV
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