Form 10-Q
period 2002-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2002-05-15
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

0-24780	33-73002-01
(Commission File Number)	(Commission File Number)

PROTECTION ONE, INC.	PROTECTION ONE ALARM MONITORING, INC.
(Exact Name of Registrant As Specified In its Charter)	(Exact Name of Registrant As Specified In its Charter)

Delaware	Delaware
(State or Other Jurisdiction Of Incorporation or Organization)	(State of Other Jurisdiction Of Incorporation or Organization)

93-1063818	93-1064579
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

818 S. Kansas Avenue	818 S. Kansas Avenue
Topeka, Kansas 66612	Topeka, Kansas 66612
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)

(785) 575-1707	(785) 575-1707
(Registrant’s Telephone Number, Including Area Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of April 30, 2002, Protection One, Inc. had outstanding 97,928,076 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward–looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate” or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward–looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All such forward–looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward–looking statements. Please refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2001 with respect to such risks and uncertainties as well as certain important factors, among others, that could cause actual results to differ materially from our expectations.

Unless the context otherwise indicates, all references in this Report on Form 10-Q (this “Report”) to the “Company,” “Protection One,” “we,” “us” or “our” or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. (“Monitoring”) and Monitoring’s wholly owned subsidiaries.  Protection One’s sole asset is, and Protection One operates solely through, Monitoring and Monitoring’s wholly owned subsidiaries.  Both Protection One and Monitoring are Delaware corporations organized in September 1991.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$832	$3,974
Receivables, net	31,089	36,504
Inventories, net	7,613	8,142
Prepaid expenses	2,054	2,508
Related party tax receivable	7,816	1,655
Deferred tax assets, current	8,454	8,783
Other	4,617	4,744
Total current assets	62,475	66,310
Property and equipment, net	49,718	54,912
Customer accounts, net	418,640	763,567
Goodwill	269,365	768,291
Deferred tax assets	248,276	79,612
Other	19,432	15,784
Total assets	$1,067,906	$1,748,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$144,110	$688
Accounts payable	8,548	5,944
Accrued liabilities	33,247	41,010
Deferred revenue	40,431	41,940
Total current liabilities	226,336	89,582
Long-term debt, net of current portion	431,140	584,115
Other liabilities	14,318	11,590
Total liabilities	671,794	685,287

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 97,901,634 shares and 98,405,486 shares issued and outstanding at March 31, 2002 and December 31, 2001 respectively	1,277	1,272
Additional paid-in capital	1,381,827	1,381,450
Accumulated other comprehensive income, net	(2,399)	(2,361)
Retained losses	(949,984)	(284,741)
Treasury Stock, at cost, 29,840,405 and 28,840,405 shares at March 31, 2002 and December 31, 2001 respectively	(34,609)	(32,431)
Total stockholders’ equity	396,112	1,063,189
Total liabilities and stockholders’ equity	$1,067,906	$1,748,476

The accompanying notes are an integral part of these

consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Revenues:
Monitoring and related services	$71,894	$87,793
Other	4,197	4,036
Total revenues	76,091	91,829

Cost of revenues:
Monitoring and related services	21,273	27,611
Other	4,546	4,022
Total cost of revenues	25,819	31,633

Gross profit	50,272	60,196

Operating expenses:
Selling expenses	5,293	4,745
General and administrative expenses	21,792	26,924
Amortization of intangibles and depreciation expense	23,070	50,473
Loss on impairment of customer accounts	334,064	—
Severance, relocation and facility closure expense	510	419
Total operating expenses	384,729	82,561
Operating loss	(334,457)	(22,365)
Other (income) expense:
Interest expense, net	8,811	11,890
Related party interest expense, net	2,182	2,401
Other	93	(20)
Loss before income taxes & Extraordinary gain	(345,543)	(36,636)
Income tax benefit	119,793	9,815
Loss before extraordinary item and accounting change	(225,750)	(26,821)
Extraordinary gain, net of tax effect of $(1,101) and $(9,878)	2,046	18,345
Cumulative effect of accounting change, net of taxes	(441,540)	—

Net loss	$(665,244)	$(8,476)

Other comprehensive loss
Foreign currency translation loss	(37)	(1,610)

Comprehensive loss:	$(665,281)	$(10,086)

Loss per common share	$(2.29)	$(0.23)
Extraordinary gain per common share	$0.02	$0.16
Cumulative effect of accounting change per common share	$(4.49)	$—
Net loss per common share	$(6.76)	$(0.07)

Weighted average common shares outstanding (in Thousands)	98,451	116,281

The accompanying notes are an integral part of these

consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Cash flow from operating activities:
Net loss	$(665,244)	$(8,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary gain, net of taxes	(2,046)	(18,345)
Cumulative effect of accounting change, net of taxes	441,540	—
Loss on impairment of customer accounts	334,064	—
Amortization of intangibles and depreciation	23,070	50,473
Accretion of debt premium	230	352
Deferred income taxes	(112,056)	(4,964)
Provision for doubtful accounts	1,532	1,851
Other	34	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	3,881	(10)
Other assets	(4,852)	(9,608)
Accounts payable	2,606	(1,600)
Other liabilities	(8,403)	(13,961)
Net cash provided by (used in) operating activities	14,356	(4,288)

Cash flows from investing activities:
Installations and purchases of new accounts, net	(6,959)	(6,350)
Purchase of property and equipment, net	(506)	(757)
Purchase of investments	(3,371)	—
Net cash used in investing activities	(10,836)	(7,107)

Cash flows from financing activities:
Payments on long-term debt	(12,259)	(54,817)
Proceeds from long term-debt	44	—
Borrowings from Senior Credit Facility	6,000	91,000
Purchase of Treasury Stock	(2,178)	(15,019)
Issuance costs and other	382	(1,049)
Funding from (to) parent	1,317	(436)
Net cash provided by (used in) financing activities	(6,694)	19,679
Effect of exchange rate changes on cash and equivalents	32	(391)
Net increase (decrease) in cash and cash equivalents	(3,142)	7,893
Cash and cash equivalents:
Beginning of period	3,974	2,740
End of period	$832	$10,633

Cash paid for interest	$17,814	$27,232
Cash paid for taxes	$59	$30

The accompanying notes are an integral part of these

consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                Basis of Consolidation and Interim Financial Information:

Protection One, Inc., a Delaware corporation (“Protection One” or the “Company”) is a publicly traded security alarm monitoring company.  Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business customers. Westar Industries, Inc. (“Westar Industries”), a wholly owned subsidiary of Western Resources, Inc. (“Western Resources”), owns approximately 88% of the Company’s common stock.

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.                                      Impairment Charge Pursuant to New Accounting Rules:

Effective January 1, 2002, the Company adopted the new accounting standards SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  SFAS No. 142 establishes new standards for accounting for goodwill.  SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinues amortization of goodwill.  In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards.

SFAS No. 144 establishes a new approach to determining whether the Company’s customer account asset is impaired.  The approach no longer permits the Company to evaluate its customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated.  Rather, the cash flow stream to be used under SFAS No. 144, is limited to future estimated undiscounted cash flows from existing customer accounts.  Additionally, the new rule no longer permits the Company to include estimated cash flows from forecasted customer additions.  If the undiscounted cash flow stream from existing customer accounts is less than the combined book value of customer accounts and goodwill, an impairment charge would be required.

The new rule substantially reduces the net undiscounted cash flows used for impairment evaluation purposes as compared to the previous accounting rules.  The undiscounted cash flow stream has been reduced from the 16 year remaining life of the goodwill to the remaining life of customer accounts for impairment evaluation purposes and does not include estimated cash flows from forecasted customer additions.

To implement the new standards, the Company engaged an appraisal firm to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis, the Company recorded a non-cash net charge of approximately $659.3 million in the first quarter of 2002.  The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)

Impairment charge	$498.9	$334.1	$833.0
Estimated income tax benefit	57.4	116.3	173.7
Net charge	$441.5	$217.8	$659.3

The impairment charge for goodwill is reflected in the consolidated statement of income as a cumulative effect of a change in accounting principle.  The impairment charge for customer accounts is reflected in the consolidated statement of income as an operating cost.  These impairment charges reduce the recorded value of these assets to their estimated fair values at January 1, 2002.

A deferred tax asset in the amount of $173.7 million was recorded in the first quarter of 2002 for the tax benefit shown above increasing the total net deferred tax asset to $256.7 million.  If Western Resources were to own less than 80% of Westar Industries voting stock, or if Westar Industries were to own less than 80% of the Company’s voting stock, the Company would no longer file on a consolidated basis with Western Resources.  As a result, the Company would be required to record a non-cash charge against income to establish a valuation allowance for the portion of its net deferred tax assets determined not to be realizable. This charge could be material.

Because the Company adopted the new rule for goodwill, it is no longer amortizing goodwill to income.  The following table reflects the Company’s results for the quarter ended March 31, 2001, calculated using the new accounting treatment discussed above, compared to the Company's results for the quarter ended March 31, 2002.

	Quarter ended March 31,
	2002	2001
	(in thousands, except per share amounts)

Reported net loss	$(665,244)	$(8,476)
Add back: Goodwill amortization	—	10,881

Adjusted net income (loss)	$(665,244)	$2,405

Basic earnings per share:
Reported net loss	$(6.76)	$(0.07)
Add back: Goodwill amortization	—	0.09

Adjusted net income (loss)	$(6.76)	$0.02

The Company will be required to perform impairment tests for long-lived assets prospectively as long as it continues to incur recurring losses or for other matters that may negatively impact its business.  Goodwill will be required to be tested each year for impairment.  Declines in market values of the Company’s business or the value of its customer accounts that may occur hereafter may require additional impairment charges in the future, which could be material.

3.                                      Change in Estimate of Customer Life:

The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts.   The Company determined it was appropriate, given the results of the lifing study, to adjust the rate of amortization on customer accounts for its North America and Multifamily customer pools.  In the first quarter of 2002, the Company changed its amortization rate for its North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method.  For the Multifamily pool the Company reduced its estimated customer life from 10 to 9 years and will continue to amortize on a straight-line basis.  The Company accounts for these amortization changes prospectively as a change in estimate. These changes in estimates increased amortization expense for the quarter ended March 31, 2002 on a pre-tax basis by approximately $0.3 million and approximately $0.2 million on an after-tax basis.  The change in estimate had no significant impact on reported earnings per share.

4.             Customer Accounts:

The following reflects the changes in the Company’s investment in customer accounts (at cost) for the following periods (in thousands):

	Three Months Ended March 31, 2002	Year Ended December 31, 2001

Beginning customer accounts, net	$763,567	$900,332
Acquisition of customer accounts, net	2,457	13,736
Amortization of customer accounts, net	(19,257)	(137,693)
Sale of accounts	—	(8,769)
Purchase holdbacks and other	(202)	(4,039)
Impairment	(327,925)	—
Total customer accounts	$418,640	$763,567

Accumulated amortization of the investment in customer accounts at March 31, 2002 and December 31, 2001 was $599.3 million and $580.1 million respectively.

5.             Debt:

During the first quarter of 2002, the Company’s borrowings under the Senior Credit Facility increased by $6.0 million and the Company’s other outstanding long-term debt decreased by $15.6 million.  Extraordinary gain from extinguishment of debt securities was $2.0 million, net of tax of $1.1 million, and $18.3 million, net of tax of $9.9 million, for the first quarter of 2002 and 2001, respectively.

As of March 31, 2002, and December 31, 2001, total borrowings under the Senior Credit Facility were $143.5 million and $137.5 million, respectively.  The remaining availability under this facility as of March 31, 2002, and December 31, 2001 was $36.5 million and $42.5 million, respectively. The Senior Credit Facility currently expires on January 3, 2003.  The Kansas Corporation Commission has issued an order prohibiting Western Resources from borrowing to make loans or capital contributions to Westar Industries.  This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility. The Company would face significant liquidity issues if Westar Industries was unable to fund its obligations under the Senior Credit Facility.

The Company’s ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0.  At March 31, 2002, these ratios were approximately 5.0 to 1.0 and 2.4 to 1.0, respectively.

The indentures governing the Company’s outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company’s ability to incur indebtedness.  The Company is in compliance with all covenants contained in these indentures.

6.             Related Party Transactions:

     On March 25, 2002, the Company and Westar Industries entered into an amendment to the Senior Credit Facility which increased the amount of the facility from $155 million to $180 million.  The Company had outstanding borrowings under the Senior Credit Facility with Westar Industries of $143.5 million and $137.5 million at March 31, 2002 and December 31, 2001, respectively.  The Company accrued interest expense of $2.0 million and $1.7 million and made interest payments of $1.9 million and $1.5 million on borrowings under the facility for the three months ended March 31, 2002 and 2001, respectively.

In the first quarter of 2002, the Company purchased from Westar Industries $14.8 million face value of the Company’s long-term debt for $12.0 million.  As a result of these transactions, an extraordinary gain of $2.0 million, net of tax was recognized.  In the first quarter of 2001, the Company purchased from Westar Industries $66.1 million face value of the Company’s long-term debt for $45.2 million for an extraordinary gain of $13.4 million, net of tax.

The Company had a receivable balance of $7.8 million and $1.7 million at March 31, 2002 and December 31, 2001, respectively, relating to a tax sharing agreement with Western Resources.  In February 2002, the Company received $1.7 million from Western Resources for payment of the tax receivable at December 31, 2001. See Note 9 for further discussion relating to income taxes.

The Company has an option to buy an office building located in downtown Wichita, Kansas, from Kansas Gas and Electric Company, a wholly owned subsidiary of Western Resources, for approximately $0.5 million.

During the first quarter of 2002, the Company purchased in the open market approximately $1.5 million in Western Resources preferred securities, approximately $9.7 million of Western Resources 6.25% notes, approximately $2.1 million of Western Resources common stock, and approximately $0.1 million of ONEOK, Inc. (“ONEOK”) common stock.  In March, the Company sold at cost the Western Resources notes and $0.3 million of Western Resources preferred securities the Company acquired in 2001 to Western Resources. The Company also sold at cost the ONEOK common stock to Westar Industries.  At March 31, 2002, the Company’s total investment in Western Resources securities was approximately $4.8 million.  For a description of purchases of additional Western Resources securities during April 2002, see Note 10.

Western Resources provides administrative services to the Company pursuant to services agreements, including accounting, tax, audit, human resources, legal, facilities and technology services.  Charges of approximately $1.5 million and $2.4 million were incurred for the three months ended March 31, 2002 and 2001, respectively. The Company had a net intercompany balance due to Western Resources primarily for these services of $0.9 million and $1.7 million at March 31, 2002 and December 31, 2001, respectively.

The Company also entered into an agreement pursuant to which it will pay to Westar Industries, beginning with the quarter ended March 31, 2002, a financial advisory fee, payable quarterly, equal to 0.125% of the Company’s consolidated total assets at the end of each quarter.  The Company incurred $1.3 million of expense in the first quarter of 2002 for the financial advisory fee which is included in general and administrative expenses on the income statement and remained payable to Westar Industries at March 31, 2002.

7.                                      Commitments and Contingencies:

The Company, its subsidiary Protection One Alarm Monitoring, Inc. (“Monitoring”) and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, Alec Garbini, et al. v. Protection One, Inc., et al., No CV 99-3755 DT (RCx).  Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action.  On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint (“Third Amended Complaint”).  Plaintiffs purported to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and note, during the period of February 10, 1998 through February 2, 2001.  The Third Amended Complaint asserted claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One’s financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles.  Plaintiffs alleged, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information.  The Third Amended Complaint further asserted claims against Western Resources and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One’s auditor, Arthur Andersen LLP.  The Third Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys’ fees. On June 4, 2001, the District Court dismissed plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act.  The Court granted plaintiffs leave to replead such claims.  The Court also dismissed all claims brought on behalf of bondholders with prejudice.  The Court also dismissed plaintiffs’ claims against Arthur Andersen, and plaintiffs have appealed that dismissal. On February 22, 2002, plaintiffs filed a Fourth Consolidated Amended Class Action Complaint.  The new complaint realleges claims on behalf of purchasers of common stock under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The new complaint does not assert any claims against Monitoring.  On April 5, 2002, the Company and the other defendants filed a motion to dismiss the Fourth Consolidated Amended Class Action Complaint.  The motion is scheduled to be heard by the Court on June 10, 2002.  The Company cannot predict the impact of this litigation which could be material.

Six former Protection One dealers have filed a class action lawsuit in the U. S. District Court for the Western District of Kentucky alleging breach of contract because of the Company’s interpretation of their dealer contracts.  The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999).  In September 1999, the Court granted Protection One’s motion to stay the proceeding pending the individual plaintiffs’ pursuit of arbitration as required by the terms of their agreements.  On June 23, 2000, the Court denied plaintiffs’ motion to have collective arbitration. On or about October 4, 2000, notwithstanding the Court’s denial of plaintiffs’ motion for collective arbitration, the six former dealers filed a Motion to Compel Consolidation Arbitration with the American Arbitration Association (“AAA”).  On November 21, 2000, the AAA denied the dealers’ motion and advised they would proceed on only one matter at a time.  As of March 3, 2002, one dealer (Masterguard) proceeded with arbitration. On March 8, 2002, Masterguard’s claims against the Company were settled by a mutual agreement of the parties.

An arbitration was commenced against Protection One and Protection One Alarm Monitoring by Ralph Apa in December, 2000 alleging common law fraud, negligent misrepresentation and Oregon Blue Sky law claims based on the allegedly inflated stock price of the shares of Protection One stock received in connection with Protection One’s acquisition of his alarm monitoring business on October 1, 1998.  Mr. Apa also alleges breach of contract, breach of the covenant of good faith and fair dealing and conversion arising from the transaction.  The statement of claim seeks undisclosed compensatory and punitive damages, interest and attorneys fees and costs. An arbitration date has been set for May 28, 2002.  The Company cannot predict the impact of this arbitration which could be material.

Other Protection One dealers have filed or threatened litigation or arbitration based upon a variety of theories surrounding calculations of holdback and other payments.  The Company believes it has complied with the terms of these contracts.  The Company cannot predict the aggregate impact of these disputes with dealers which could be material.

On October 2, 2000, the Company, as successor-in-interest to Centennial Security, Inc., was served with a demand for arbitration by Crimebusters, Inc. before the AAA wherein Crimebusters is seeking in excess of $7.0 million in damages due to alleged defaults by the Company under an asset purchase agreement between Crimebusters, et al., and Centennial Security, Inc.  On October 6, 2000, the Company filed claims alleging fraud, willful misconduct and breach of contract against Crimebusters, et al., in the United States District Court for the District of Connecticut, Protection One Alarm Monitoring, Inc. v Crimebusters, Inc., First Federal Security Systems, Inc. and Anthony Perrotti, Jr., Civil Action No. 300CV-1932DJS. The Company cannot predict the impact of this litigation, which could be material.

The Company is a party to claims and matters of litigation incidental to the normal course of its business. Additionally, the Company receives notices of consumer complaints filed with various state agencies.  The Company has developed a dispute resolution process for addressing these administrative complaints.  The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of such matters will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

8.             Segment Reporting:

The Company’s reportable segments include North America and Multifamily.  North America provides residential, commercial and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States and Canada.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2001.  The Company manages its business segments based on earnings before interest, income taxes, depreciation and amortization (“EBITDA”).

Three Months Ended March 31, 2002

(Dollars in thousands)

	North America(1)	Multifamily(2)	Consolidated

Revenues	$66,869	$9,222	$76,091
EBITDA	19,451	3,736	23,187
Amortization of intangibles and depreciation expense	21,047	2,023	23,070
Severance, relocation and facility closure expense	510	—	510
Operating income (loss)	(336,170)	1,713	(334,457)
Capital expenditures for new accounts	5,387	1,572	6,959

Three Months Ended March 31, 2001

(Dollars in thousands)

	North America(1)	Multifamily	Consolidated

Revenues	$82,997	$8,832	$91,829
EBITDA	24,198	4,329	28,527
Amortization of intangibles and depreciation expense	46,473	4,000	50,473
Severance, relocation and facility closure expense	419	—	419
Operating income (loss)	(22,694)	329	(22,365)
Capital expenditures for new accounts	4,984	1,366	6,350

(1)  Includes allocation of holding company expenses reducing EBITDA by $1.9 million and $1.5 million for the quarters ended March 31, 2002 and 2001, respectively.

(2)  Includes allocation of holding company expenses reducing EBITDA by $0.4 million for the quarter ended March 31, 2002.

9.             Income Taxes:

The income tax benefit recorded for the three-month period ended March 31, 2002 is approximately 35% of the pre-tax loss.  This rate represents the expected effective rate for 2002. The Company has a tax sharing agreement with Western Resources which allows it to be reimbursed for tax deductions utilized by Western Resources in its consolidated tax return.  If Western Resources were to own less than 80% of Westar Industries voting stock, or if Westar Industries were to own less than 80% of the Company’s voting stock, the Company would no longer file on a consolidated basis with Western Resources.  As a result, a substantial portion of the Company’s net deferred tax assets of $256.7 million at March 31, 2002 would likely not be realizable and the Company would likely not be in a position to record a tax benefit for losses incurred. Accordingly, the Company would not be in a position to utilize the deferred tax asset and it would record a charge to earnings to establish a valuation allowance.  This charge could be material.

10.          Recent Developments:

From April 1, 2002 through April 30, 2002, the Company acquired in open market purchases approximately $0.1 million of Western Resources preferred securities, approximately $31.5 million of Western Resources 6.25% notes, and approximately $4.6 million of Western Resources 7.125% notes.  At April 30, 2002, the Company’s total investment in Western Resources securities was approximately $40.9 million.  The Company paid for these securities with the proceeds of borrowings under its senior credit facility.  As of May 8, 2002, outstanding borrowings under our Senior Credit Facility totaled $177.5 million, leaving $2.5 million of remaining availability under the facility.  The Company believes it will have sufficient cash to fund future operations of its business through April 1, 2003 from a combination of cash flow from its security monitoring customer base which generated $14.4 million of positive cash flow from operations in the first quarter of 2002, possible asset sales and borrowings under its existing Senior Credit Facility with Westar Industries.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects

of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  Under SFAS No. 145, extinguishments resulting from a company’s risk management strategy do not meet the criteria for classification as extraordinary transactions.  This standard is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.  Gains or losses in prior periods that were classified as extraordinary that do not meet the APB Opinion No. 30 criteria will be required to be reclassified.  The Company does not anticipate this pronouncement to have an impact on its earnings or financial condition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to over 1.1 million customers in North America as of March 31, 2002.  Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers’ homes and businesses.  We provide our services to residential (both single family and multifamily residences), commercial, and wholesale customers.

Summary of Significant Matters

Net Loss.  We incurred a net loss of $665.2 million in the first quarter of 2002 of which $659.3 million related to an impairment charge as discussed below.  In addition to the impairment charge in 2002, this net loss reflects a decline in revenue, substantial charges incurred by us for amortization of customer accounts, and interest incurred on indebtedness.  We do not expect to have earnings in the foreseeable future.

Impairment Charge Pursuant to New Accounting Rules.  Effective January 1, 2002, we adopted the new accounting standards SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  SFAS No. 142 establishes new standards for accounting for goodwill.  SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinues amortization of goodwill.  In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards.

SFAS No. 144 establishes a new approach to determining whether our customer account asset is impaired.  The approach no longer permits us to evaluate our customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated.  Rather, the cash flow stream to be used under SFAS No. 144, is limited to future estimated undiscounted cash flows from existing customer accounts.  Additionally, the new rule no longer permits us to include estimated cash flows from forecasted customer additions.  If the undiscounted cash flow stream from existing customer accounts is less than the combined book value of customer accounts and goodwill, an impairment charge would be required.

The new rule substantially reduces the net undiscounted cash flows used for impairment evaluation purposes as compared to the previous accounting rules.  The undiscounted cash flow stream has been reduced from the 16 year remaining life of the goodwill to the remaining life of customer accounts for impairment evaluation purposes and does not include estimated cash flows from forecasted customer additions.

To implement the new standards, we engaged an appraisal firm to help us estimate the fair values of goodwill and customer accounts.  Based on this analysis, we recorded a non-cash net charge of approximately $659.3 million in the first quarter of 2002.  The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)

Impairment charge	$498.9	$334.1	$833.0
Estimated income tax benefit	57.4	116.3	173.7
Net charge	$441.5	$217.8	$659.3

The impairment charge for goodwill is reflected in the consolidated statement of income as a cumulative effect of a change in accounting principle.  The impairment charge for customer accounts is reflected in the consolidated statement of income as an operating cost.  These impairment charges reduced the recorded value of these assets to their estimated fair values at January 1, 2002.

Because we adopted the new rule for goodwill, we are no longer amortizing goodwill to income.  The following table reflects our results for the quarter ended March 31, 2001, calculated using the new accounting treatment discussed above compared to our results for the quarter ended March 31, 2002.

	Quarter ended March 31,
	2002	2001
	(in thousands, except per share amounts)

Reported net loss	$(665,244)	$(8,476)
Add back: Goodwill amortization	—	10,881

Adjusted net income (loss)	$(665,244)	$2,405

Basic earnings per share:
Reported net loss	$(6.76)	$(0.07)
Add back: Goodwill amortization	—	0.09

Adjusted net income (loss)	$(6.76)	$0.02

We will be required to perform impairment tests for long-lived assets prospectively as long as it continues to incur recurring losses or for other matters that may negatively impact our business.  Goodwill will be required to be tested each year for impairment.  Declines in market values of our business or the value of our customer accounts that may occur hereafter may require additional impairment charges in the future, which could be material.

Estimated Lives of Customer Accounts Changed Based on Customer Account Lifing Study Results.  The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts.   We determined it was appropriate, given the results of the lifing study, to adjust the rate of amortization on customer accounts for our North America and Multifamily customer pools.  In the first quarter of 2002, we changed our amortization rate for our North America customer pool to a 10 year 135% declining balance method from a 10 year 130% declining balance method.  For the Multifamily pool we reduced the estimated customer life from 10 to 9 years and will continue to amortize on a straight-line basis.  We account for these amortization changes prospectively as a change in estimate.  These changes in estimates increased amortization expense for the quarter ended March 31, 2002 on a pre-tax basis by approximately $0.3 million and approximately $0.2 million on an after-tax basis. The change in estimate had no significant impact on reported earnings per share.

Potential write down of deferred tax assets. The Company has a pro-rata tax sharing agreement with Western Resources.  Pursuant to this agreement Western Resources makes payments to the Company for current tax benefits utilized by Western Resources in its consolidated tax return. If Western Resources completes its proposed separation of Westar Industries

(including the Company) from Western Resources in a transaction (or enters into any other transaction) that results in Westar Industries no longer being able to file taxes on a consolidated basis with Western Resources (which would happen when Western Resources owns less than 80% of Westar Industries stock) the Company’s net deferred tax assets of $256.7 million at March 31, 2002 might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.  The Company would be required to record a non-cash charge against income for the portion of its net deferred tax assets determined not to be realizable.  This charge could be material.

Increase in Senior Credit Facility.  On March 25, 2002, we entered into an amendment to the Senior Credit Facility with Westar Industries which increased the amount of the facility from $155 million to $180 million.  At May 8, 2002, we had outstanding borrowings of $177.5 million and $2.5 million of remaining capacity.

Retirement of Additional Debt.  In the first quarter of 2002, we purchased from Westar Industries $14.8 million face value of our bonds for $12.0 million.  As a result of these transactions, we recognized an extraordinary gain of $2.0 million, net of tax.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  Under SFAS No. 145, extinguishments resulting from a company’s risk management strategy do not meet the criteria for classification as extraordinary transactions.  This standard is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.  Gains or losses in prior periods that were classified as extraordinary that do not meet the APB Opinion No. 30 criteria will be required to be reclassified.  We do not anticipate this pronouncement to have an impact on our earnings or financial condition.

Share Repurchase.  In the first quarter of 2002, we acquired 1,000,000 shares of our common stock in open market purchases for $2.2 million.

Customer Creation and Marketing.   In the first quarter of 2002, our North America segment added 10,794 customers but the net number of customers decreased by 20,061 accounts compared to 15,182 customers added and a net decrease of 29,874 customers for the quarter ended March 31, 2001.  For the quarter ended March 31, 2002, Multifamily added 6,859 customers, with its net number of customers increasing by 2,740 accounts compared to 13,277 customers added and a net increase of 8,392 customers in the quarter ended March 31, 2001.

Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales.  Our internal sales program was started in February 2000 on a commission only basis with a goal of creating accounts at a cost lower than our external programs. In 2001, we revised and enhanced our internal sales program and, in early 2002, we introduced modest base compensation.  This program utilizes our existing branch infrastructure in approximately 60 markets.  The internal sales program generated 9,753 accounts and 12,690 accounts in the quarters ended March 31, 2002 and 2001, respectively.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.

In late 2001, we entered into a marketing alliance with BellSouth Telecommunications, Inc. (“BellSouth”) to offer monitored security services to the residential, single family market in the nine-state BellSouth region.  Under this agreement, we operate as “BellSouth Security Systems from Protection One” from all of our branches in the nine-state BellSouth region.  BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory.  We follow up on the leads and attempt to persuade them to become customers of our monitored security services.  We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring revenues.

We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

Attrition.  Subscriber attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow.  We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period.  In some instances, we use estimates to derive attrition data.  We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are “put” back to the seller.  We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.  We do not reduce the gross accounts lost during a period by “move in” accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or “competitive takeover” accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

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

We monitor attrition each quarter based on a quarterly annualized and trailing twelve-month basis. This method utilizes each segment’s average customer account base for the applicable period in measuring attrition.  Therefore, in periods of customer account growth, customer attrition may be understated and in periods of customer account decline, customer attrition may be overstated.

Customer attrition by business segment for the three months ended March 31, 2002 and 2001 is summarized below:

	Customer Account Attrition
	March 31, 2002		March 31, 2001
	Annualized First Quarter	Trailing Twelve Month	Annualized First Quarter	Trailing Twelve Month

North America	13.9%	17.3%	16.2%	16.4%
Multifamily	5.0%	5.9%	6.3%	8.5%
Total Company	11.4%	14.4%	13.9%	14.7%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

We separate our business into two reportable segments: North America and Multifamily.  North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States and Canada.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended March 31,
	2002		2001
	(dollars in thousands )
Revenues:
Monitoring and related services	$62,740	93.8%	$79,104	95.3%
Other	4,129	6.2	3,893	4.7

Total revenues	66,869	100.0	82,997	100.0

Cost of revenues:
Monitoring and related services	19,192	28.7	25,788	31.1
Other	4,483	6.7	3,861	4.6

Total cost of revenues	23,675	35.4	29,649	35.7

Gross profit	43,194	64.6	53,348	64.3
Selling expense	4,804	7.2	4,270	5.1
General and administrative expense	18,939	28.3	24,880	30.0
Amortization of intangibles and depreciation expense	21,047	31.5	46,473	56.0
Loss on impairment	334,064	499.6	—	—
Severance, relocation and facility closure expense	510	0.7	419	0.5

Operating income (loss)	$(336,170)	(502.7)%	$(22,694)	(27.3)%

2002 Compared to 2001.   We had a net decrease of 20,061 customers in the first quarter of 2002 as compared to a net decrease of 29,874 customers in the first quarter of 2001. The average customer base for the first quarter of 2002 and 2001 was 838,136 and 1,048,178, respectively, or a decrease of 210,042 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.  We expect that this trend will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on reducing attrition, the development of cost effective marketing programs, and the generation of positive cash flow.

Further analysis of the change in the North American account base between the two periods is discussed below.  The “Conversion adjustments” line item reflects the impact on the calculation of our customer base from the conversion in the first quarter of 2001 of our Wichita and Hagerstown monitoring and billing systems to our new technology platform, referred to as MAS®, or Monitored Automation Systems.

	Three Months Ended March 31,

	2002	2001

Beginning Balance, January 1,	848,166	1,063,115
Additions	10,794	15,182
Conversion adjustments	—	3,320
Customer losses not guaranteed with holdback put backs	(29,178)	(42,487)
Customer losses guaranteed with holdback put backs and other	(1,677)	(5,889)
Ending Balance, March 31,	828,105	1,033,241

Annualized quarterly attrition	13.9%	16.2%

Monitoring and related service revenues decreased approximately $16.4 million or 20.7% in the first quarter of 2002 compared to the first quarter of 2001 primarily due to the decline in our customer base.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues consist primarily of revenues generated from our internal installations of new alarm systems.  These revenues consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers.  In the first quarter of 2002, these revenues increased by approximately $0.2 million or 6.1% from the first quarter of 2001.

Cost of monitoring and related services revenues for the first quarter of 2002 decreased by $6.6 million, or 25.6%, to $19.2 million from $25.8 million for the first quarter of 2001. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  Costs of monitoring and related services revenues as a percentage of the related revenues decreased to 30.6% in the first quarter of 2002 from 32.6% in the first quarter of 2001.  We have reduced costs through consolidation of monitoring and customer service functions and other cost cutting measures.

Cost of other revenues was $0.6 million or 16.1% greater than in the first quarter of 2001. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers.  These costs as a percentage of installation and rental revenues were 108.6% for the first quarter of 2002 as compared to 99.2% for the first quarter of 2001 due primarily to cost overruns on some of our large commercial projects.

Selling expenses increased $0.5 million from $4.3 million in the first quarter of 2001 to $4.8 million in the first quarter of 2002.  The increase is generally due to an increased emphasis on internal sales generation and the resulting increase in sales commissions, wages, benefits, and support costs.

General and administrative expenses decreased $6.0 million from $24.9 million in the first quarter of 2001 to $18.9 million in the first quarter of 2002. This decrease is generally comprised of a decrease in outside services primarily due to completion of information technology projects which required significant contracted services and a reduction in salaries and other operating expenses attributable to consolidation and cost reduction efforts.  These decreases were partially offset by a negotiated financial advisory fee with Westar Industries of $1.3 million.  As a percentage of total revenues, general and administrative expenses decreased in the first quarter of 2002 to 28.3% from 30.0% in 2001.

Amortization of intangibles and depreciation expense for the first quarter of 2002 decreased by $25.5 million, or 54.7%, to $21.0 million from $46.5 million in the first quarter of 2001.  This decrease is comprised of a reduction in subscriber amortization expense of $15.6 million due to the $334 million impairment charge included in operating losses and a decrease in goodwill amortization of $9.9 million due to the adoption of SFAS 142 effective January 1, 2002, which no longer allows amortization of goodwill to income.

Other charges of $0.5 million in the first quarter of 2002 consisted primarily of costs relating to severance arrangements arising from the consolidation of the Irving customer service center into our Wichita customer service center. For the first quarter of 2001, these charges consisted of  $0.4 million for costs relating to the consolidation of the Hagerstown customer service center into our Wichita customer service center.

Interest expense, net for the first quarter was $9.5 million and $14.3 million for 2002 and 2001, respectively.  This decrease is due to the decrease in debt from $644.1 million at March 31, 2001 to $575.3 million at March 31, 2002 and a reduction in the weighted average interest rate on our senior credit facility.

Multifamily Segment

We present the table below for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended March 31,
	2002		2001
	(dollars in thousands)
Revenues:
Monitoring and related services	$9,154	99.3%	$8,689	98.4%
Other	68	0.7	143	1.6
Total revenues	9,222	100.0	8,832	100.0

Cost of revenues:
Monitoring and related services	2,081	22.6	1,823	20.7
Other	63	0.7	161	1.8
Total cost of revenues	2,144	23.3	1,984	22.5

Gross profit	7,078	76.7	6,848	77.5

Selling expense	489	5.3	475	5.4
General and administrative expenses	2,853	30.9	2,044	23.1
Amortization of intangibles and depreciation expense	2,023	21.9	4,000	45.3

Operating income	$1,713	18.6%	$329	3.7%

2002 Compared to 2001.  We had a net increase of  2,740 customers in the first quarter of 2002 as compared to a net increase of 8,392 customers in the first quarter of 2001.  The average customer base was 327,919 for the first quarter of 2002 compared to 312,153 for the first quarter of 2001.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended March 31,
	2002	2001

Beginning Balance, January 1,	326,549	307,957
Additions, net of holdback put backs	6,860	13,277

Customer losses, net of holdback put backs	(4,120)	(4,885)
Ending Balance	329,289	316,349

Annualized quarterly attrition	5.0%	6.3%

Monitoring and related services revenues was $9.2 million in 2002 compared to $8.7 million in 2001. This 5.7% increase was primarily the result of an increase in the average customer base increase of 5.1% and increased service repair billings.

Other revenues remained consistent at $0.1 million in 2002 and 2001.

Cost of monitoring and related revenues for the first quarter of 2002 increased to $2.1 million from $1.8 million in 2001.  This increase of $0.3 million or 14.2% was primarily the result of growth in our customer base.

Cost of other revenues in 2002 did not change materially from 2001.

Selling expense in the first quarter of 2002 remained consistent with the first quarter of 2001 at $0.5 million.

General and administrative costs increased $0.8 million or 39.6% from $2.0 million to $2.8 million in the first quarter of 2002 primarily due to an allocation of $0.4 million of holding company charges and increased professional fees.  In 2001 the holding company charges were not allocated to Multifamily until the fourth quarter.

Amortization of intangibles and depreciation expense for 2002 decreased by $2.0 million, or 49.4% to $2.0 million from $4.0 million in 2001.  This decrease is primarily due to a decrease in goodwill amortization of $2.4 million due to the adoption of SFAS 142 effective January 1, 2002, which no longer allows amortization of goodwill to income.  This decrease is partially offset by an increase in subscriber amortization resulting from the change in estimate, effective January 1, 2002 of the subscriber life from 10 years to 9 years and the increasing customer base being amortized.

Liquidity and Capital Resources

We believe we will have sufficient cash to fund future operations of our business through April 1, 2003 from a combination of cash flow from our security monitoring customer base which generated $14.4 million of positive cash flow from operations in the first quarter of 2002, possible asset sales and borrowings under our existing Senior Credit Facility with Westar Industries, which had approximately $2.5 million of availability at May 8, 2002.  We have sought to obtain a third party source of funds to replace those provided by Westar Industries under our Senior Credit Facility.  We have not been able to obtain another lender or lenders on terms or at a cost acceptable to us or Westar Industries.  We can give no assurance that we would be able to obtain adequate financing from third party sources should that become necessary.

The Senior Credit Facility currently expires on January 3, 2003. The Kansas Corporation Commission has issued an order prohibiting Western Resources from borrowing to make loans or capital contributions to Westar Industries.  This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility.  The Kansas Corporation Commission also ordered Western Resources to submit a financial plan to reduce the amount of its outstanding debt.  The financial plan proposed by Western Resources contemplates the sale of some or all of Westar Industries stock with the proceeds being used for that purpose.  The plan also provides for Westar Industries to apply revenue it derives from certain sources to the reduction of Western Resources debt.  We would face significant liquidity issues if Westar Industries were unable to fund its obligations under the Senior Credit Facility and we can give no assurance that the Kansas Corporation Commission actions will not adversely impact the ability of Westar Industries to fund these obligations.

Our ability to borrow under the Senior Credit Facility is subject to compliance with certain financial covenants including a leverage ratio of total debt to EBITDA as defined in the Senior Credit Facility, of 5.75 to 1.0, and an interest coverage ratio of interest expense to EBITDA, of 2.10 to 1.0.  At March 31, 2002, the ratios were approximately 5.0 to 1.0 and 2.4 to 1.0, respectively.

Operating Cash Flows for the Three Months Ended March  31, 2002.  Our operations provided a net $14.4 million in cash flow in the first quarter of 2002, an increase of $18.7 million compared to the net use of $4.3 million of cash in the first quarter of 2001.  This increase in cash flow is primarily attributable to a decrease in interest paid primarily due to our reduced debt balance and to the timing of interest payments.

Investing Cash Flows for the Three Months Ended March 31, 2002.   We used $7.0 million to install and acquire new accounts,  $3.4 million to acquire investments, and $0.5 million for fixed assets in the first quarter of 2002 compared to $6.3 million to install and acquire new accounts and $0.8 million for fixed assets in the first quarter of 2001.

Financing Cash Flows for the Three Months Ended March 31, 2002.  We used a net $6.7 million in cash for financing activities for the first quarter of 2002 compared to a net $19.7 million in cash provided from financing activities in the first quarter of 2001.

For the first quarter of 2002, we increased our borrowings under the Senior Credit Facility by $6.0 million.  We used the proceeds and other cash to purchase $14.8 million in face value of our outstanding debt for $12.0 million and to acquire 1,000,000 shares of our outstanding stock for $2.2 million.  At March 31, 2002 the Senior Credit Facility had a weighted average interest rate  before fees of 5.6% and an outstanding balance of  $143.5 million.

For the first quarter of 2001, we increased our borrowings under the Senior Credit Facility by $91.0 million.  We used the proceeds to purchase $83.6 million in face value of our outstanding debt for $54.8 million and to acquire 13,712,704 shares of our outstanding stock for $15.0 million.  At March 31, 2001 the Senior Credit Facility had a weighted average interest rate before fees of 9.2% and an outstanding balance of  $135.0 million.

Debt and Equity Repurchase Plans.  We may from time to time purchase our debt and equity securities or securities of related parties in the open market or through negotiated transactions.  The timing and terms of purchases, and the amount of debt or equity actually purchased will be determined based on market conditions and other factors.

Material Commitments.  We have future, material, long–term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of March 31, 2002:

Debt Security	Maturity Date	Amount
		(in thousands)

Senior Credit Facility	January 2003	143,500
Convertible Senior Subordinated Notes (a)	September 2003	$23,785
Senior Subordinated Discount Notes (b)	June 2005	31,472
Senior Unsecured Notes	August 2005	203,650
Senior Subordinated Notes	January 2009	170,340
Total		$572,747

(a)  These notes are convertible into Protection One common stock at a price of $11.19 per share, which is currently above the price at which our shares are traded in the public stock markets.

(b)  Excludes $1.5 million premium which is being amortized to income.

We are in compliance with the financial covenants under the Senior Credit Facility and the indentures for the first quarter of 2002.

Credit Ratings.  Standard & Poor’s (S&P), Fitch Ratings, and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  On April 2, 2002, Moody’s downgraded its ratings on our outstanding securities due to concerns regarding our leveraged financial condition, the cash investment required to obtain new customers, our attrition experience and our commitment to debt and equity repurchases. Moody’s outlook remained negative citing unresolved operations problems and uncertainty surrounding long-term resolution of our liquidity issues. As of April 30, 2002, our public debt was rated as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	B	CCC+	Negative
Moody’s	Caa1	Caa3	Negative
Fitch Ratings	B	CCC+	Negative

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to further downgrades which make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

Capital Expenditures.  We anticipate making capital expenditures of approximately $40 million in 2002. Of such amount, we plan to invest approximately $30 million to acquire customer accounts and $10 million for fixed assets. Capital expenditures for 2003 and 2004 are expected to be approximately $45 million and $50 million, respectively.  Of these amounts approximately $35 million and $40 million would be to acquire accounts with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented.  We believe that our capital requirements will be met through the use of internally generated funds, asset sales, the Senior Credit Facility or external financings. See “Liquidity and Capital Resources” above.

Tax Matters

Western Resources makes payments to us for current tax benefits utilized by Western Resources in its consolidated tax return pursuant to a tax sharing agreement.  If Western Resources completes its proposed separation of Westar Industries (including us) from Western Resources in a transaction that results in Westar Industries no longer being able to file taxes on a consolidated basis with Western Resources our net deferred tax assets of $256.7 million at March 31, 2002 might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.  In addition, as a result of a separation, we would no longer receive payments from Western Resources for current tax benefits utilized by Western Resources.  In 2001 and 2000, we received aggregate payments from Western Resources of $19.1 million and $48.9 million, respectively.  We do not expect to receive any payments from Western Resources for our 2002 tax benefit prior to the first quarter of 2003. The loss of these payments would have a material adverse effect on our cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not experienced any significant changes in its exposure to market risk since December 31, 2001.  For additional information on the Company’s market risk, see Item 7A of the Form 10-K for the year ended December 31, 2001.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2002	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

By:		/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and
Chief Financial Officer