Form 10-Q/A
period 2002-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2002-11-08
CIK 916230, 916310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

1-12181-01	1-12181
(Commission File Number)	(Commission File Number)

PROTECTION ONE, INC.	PROTECTION ONE ALARM MONITORING, INC.
(Exact Name of Registrant As Specified In its Charter)	(Exact Name of Registrant As Specified In its Charter)

Delaware	Delaware
(State or Other Jurisdiction Of Incorporation or Organization)	(State of Other Jurisdiction Of Incorporation or Organization)

93-1063818	93-1064579
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

818 S. Kansas Avenue Topeka, Kansas 66612	818 S. Kansas Avenue Topeka, Kansas 66612
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)

(785) 575-1707	(785) 575-1707
(Registrant’s Telephone Number, Including Area Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of August 8, 2002, Protection One, Inc. had outstanding 97,943,440 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

INTRODUCTORY NOTE

The registrants are filing this Form 10-Q/A to give effect to the restatement as discussed in Note 11 of the “Notes to Consolidated Financial Statements.”

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

Unless the context otherwise indicates, all references in this Report on Form 10-Q (this “Report”) to the “Company,” “Protection One,” “we,” “us” or “our” or similar words are to Protection One, Inc., its direct wholly owned subsidiaries, Protection One Alarm Monitoring, Inc. (“Monitoring”) including Monitoring’s wholly owned subsidiaries and AV ONE, Inc.  Protection One’s sole assets are Monitoring and AV ONE, Inc.  Both Protection One and Monitoring are Delaware corporations organized in September 1991.

RESTATEMENT

We have restated our consolidated financial statements as of June 30, 2002 and for the period then ended to correct amounts related to the impairment charges pursuant to Statement of Financial Accounting Standards  (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  As discussed in Note 11 to the financial statements included herein, additional impairment charges have been recorded for goodwill and customer accounts.

We have amended and restated in its entirety the Form 10-Q for the period ended June 30, 2002, filed on August 13, 2002, to reflect the restatement.  In order to preserve the nature and the character of the disclosures as of August 13, 2002, the date on which the original Form 10-Q for the period ended June 30, 2002 was signed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the results of the restatements.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2002	December 31, 2001

	(As Restated, See Note 11)

ASSETS

Current assets:
Cash and cash equivalents	$1,320	$3,671
Restricted cash	2,597	—
Receivables, net	28,172	35,972
Inventories	7,726	8,043
Prepaid expenses	1,619	2,487
Related party tax receivable	12,671	1,655
Deferred tax assets	12,911	8,783
Other	5,693	4,744
Total current assets	72,709	65,355
Property and equipment, net	57,967	54,341
Customer accounts, net	375,618	746,574
Goodwill	145,784	763,449
Deferred tax assets, net of current portion	263,431	79,612
Other	20,584	18,082
Assets of discontinued operations	19,410	22,938
Total assets	$955,503	$1,750,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$197,054	$688
Accounts payable	8,842	5,617
Accrued liabilities	34,903	40,543
Due to related parties	4,748	1,875
Deferred revenue	38,776	41,370
Total current liabilities	284,323	90,093
Long-term debt, net of current portion	368,667	584,115
Other liabilities	17,583	11,590
Liabilities of discontinued operations	1,333	1,364
Total liabilities	671,906	687,162

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 127,779,286 shares and 127,245,891 shares issued at June 30, 2002 and December 31, 2001 respectively	1,278	1,272
Additional paid-in capital	1,381,924	1,381,450
Accumulated other comprehensive loss	—	(2,361)
Deficit	(1,051,969)	(284,741)
Investment in parent stock - held in treasury	(13,027)	—
Treasury Stock, at cost, 29,840,405 and 28,840,405 shares at June 30, 2002 and December 31, 2001 respectively	(34,609)	(32,431)
Total stockholders’ equity	283,597	1,063,189
Total liabilities and stockholders’ equity	$955,503	$1,750,351

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Six Months Ended June 30,_
	2002	2001
	(As Restated, See Note 11)
Revenues:
Monitoring and related services	$138,204	$168,263
Other	8,784	7,551
Total revenues	146,988	175,814

Cost of revenues (exclusive of depreciation and amortization shown below):
Monitoring and related services	40,468	54,115
Other	8,387	6,692
Total cost of revenues	48,855	60,807

Gross profit (exclusive of depreciation and amortization shown below)	98,133	115,007

Operating expenses:
Selling	10,803	9,333
General and administrative	42,673	53,497
Amortization and depreciation	44,189	99,834
Loss on impairment	338,104	—
Severance and other	550	4,695
Total operating expenses	436,319	167,359
Operating loss	(338,186)	(52,352)
Other (income) expense:
Interest expense	16,822	22,418
Related party interest	4,815	5,480
Other	117	478
Loss from continuing operations before income taxes & extraordinary gain	(359,940)	(80,728)
Income tax benefit	128,460	17,202
Loss from continuing operations before extraordinary gain & accounting change	(231,480)	(63,526)
Loss from discontinued operations, net of taxes	(3,012)	(236)
Extraordinary gain, net of tax effect of $(5,857) and $(13,015)	10,877	24,171
Cumulative effect of accounting change, net of taxes
Continuing operations	(541,330)	—
Discontinued operations	(2,283)	—

Net loss	(767,228)	(39,591)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	863	(675)
Reclassification adjustment for foreign currency translation loss included in discontinued operations	1,499	—

Total other comprehensive income (loss)	2,362	(675)

Comprehensive loss	$(764,866)	$(40,266)
Basic and diluted per share information:
Loss from continuing operations per common share	$(2.36)	$(0.57)
Loss from discontinued operations per common share	$(0.03)	—
Extraordinary gain per common share	$0.11	$0.21
Cumulative effect of accounting change on continuing operations per common share	$(5.51)	—
Cumulative effect of accounting change on discontinued operations per common share	$(0.02)	—
Net loss per common share	$(7.81)	$(0.36)

Weighted average common shares outstanding (in thousands)	98,194	111,065

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2002	2001
	(As Restated, See Note 11)
Revenues:
Monitoring and related services	$68,198	$82,365
Other	4,745	3,685
Total revenues	72,943	86,050

Cost of revenues (exclusive of depreciation and amortization shown below):
Monitoring and related services	19,892	26,973
Other	3,917	2,847
Total cost of revenues	23,809	29,820

Gross profit (exclusive of depreciation and amortization shown below)	49,134	56,230

Operating expenses:
Selling	5,617	4,630
General and administrative	21,240	27,328
Amortization and depreciation	22,054	50,124
Severance and other	39	4,276
Total operating expenses	48,950	86,358
Operating income (loss)	184	(30,128)
Other (income) expense:
Interest expense	7,990	10,523
Related party interest	2,652	3,079
Other	24	498
Loss from continuing operations before income taxes & extraordinary gain	(10,482)	(44,228)
Income tax benefit	6,711	7,341
Loss from continuing operations before extraordinary gain & accounting change	(3,771)	(36,887)
Loss from discontinued operations net of tax	(1,343)	(54)
Extraordinary gain, net of tax effect of $(4,756) and $(3,137)	8,830	5,826

Net income (loss)	3,716	(31,115)
Other comprehensive income:
Foreign currency translation gain	900	934
Reclassification adjustment for foreign currency translation loss included in discontinued operations	1,499	—

Total other comprehensive income	2,399	934

Comprehensive income (loss)	$6,115	$(30,181)
Basic and diluted per share information:
Loss from continuing operations per common share	$(0.04)	$(0.35)
Loss from discontinued operations per common share	$(0.01)	—
Extraordinary gain per common share	$0.09	$0.06
Net income (loss) per common share	$0.04	$(0.29)

Weighted average common shares outstanding (in thousands)	97,935	105,907

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001

	(As Restated, See Note 11)

Cash flow from operating activities:
Net loss	$(767,228)	$(39,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Extraordinary gain, net of taxes	(10,877)	(24,171)
Loss on discontinued operations, net of taxes	3,012	236
Cumulative effect of accounting change, net of taxes	543,613	—
Loss on impairment of subscriber accounts	338,104	—
Loss on sale of certain customer accounts	—	428
Amortization and depreciation	44,189	99,834
Amortization of debt costs and premium	597	661
Deferred income taxes	(116,694)	(11,116)
Provision for doubtful accounts	2,983	3,425
Other	79	310
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	4,818	1,488
Deferred costs	(8,636)	(4,466)
Other assets	(10,575)	(12,011)
Accounts payable	3,155	(2,766)
Deferred revenue	3,610	995
Other liabilities	(4,733)	11,919
Net cash provided by operating activities	25,417	25,175

Cash flows from investing activities:
Installations and purchases of new accounts	(11,003)	(12,807)
Purchase of property and equipment	(3,328)	(3,743)
Purchase of AV ONE	(1,378)	—
Proceeds from sale of certain customer accounts	—	19,164
Net cash provided by (used in) investing activities	(15,709)	2,614

Cash flows from financing activities:
Payments on long-term debt	(60,220)	(67,622)
Proceeds from long term-debt	44	495
Borrowings from Senior Credit Facility	59,000	66,000
Purchase of parent company stock – held as treasury	(11,615)	—
Purchase of Treasury Stock	(2,178)	(22,804)
Issuance costs and other	432	(1,049)
Funding from parent	2,148	(536)
Net cash used in financing activities	(12,389)	(25,516)
Net cash provided by (used in) discontinued operations	330	(308)
Net increase (decrease) in cash and cash equivalents	(2,351)	1,965
Cash and cash equivalents:
Beginning of period	3,671	2,610
End of period	$1,320	$4,575

Cash paid for interest	$24,119	$31,040
Cash paid for taxes	$134	$92

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Consolidation and Interim Financial Information:

Protection One, Inc., a Delaware corporation (“Protection One” or the “Company”) is a publicly traded security alarm monitoring company.  Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and small business customers. Westar Industries, Inc. (“Westar Industries”), a wholly owned subsidiary of Westar Energy, Inc. (“Westar Energy”), owns approximately 87% of the Company’s common stock.

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

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company’s workers’ compensation claims.  The Company receives interest income earned by the trust.

The Company has issued stock options of which approximately 1.3 million represent dilutive potential common shares.  These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

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

SFAS No. 144 establishes a new approach to determining whether the Company’s customer account asset is impaired.  The approach no longer permits the Company to evaluate its customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated.  Rather, the cash flow stream to be used under SFAS No. 144, is limited to future estimated undiscounted cash flows from customer accounts.  If the undiscounted cash flow stream from customer accounts is less than the combined book value of customer accounts and goodwill, an impairment charge would be required.

The new rule substantially reduces the net undiscounted cash flows used for impairment evaluation purposes as compared to the previous accounting rules.  The undiscounted cash flow stream has been reduced from the 16 year remaining life of the goodwill to the remaining life of customer accounts for impairment evaluation purposes.

To implement the new standards, the Company engaged an appraisal firm to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis, the Company recorded a non-cash net charge of approximately $765.2 million in the first quarter of 2002.  The charge is detailed as follows:

	Goodwill	Customer	Total
		(in millions)
North America Segment:
Impairment charge - continuing operations	$509.4	$338.1	$847.5
Impairment charge - discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)
Net charge	$446.6	$221.6	$668.2

Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)
Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)
Net charge	$543.6	$221.6	$765.2

The impairment charge for goodwill is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.  The impairment charge for customer accounts is reflected in the consolidated statement of operations as an operating cost.  These impairment charges reduce the recorded value of these assets to their estimated fair values at January 1, 2002.

A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit shown above.  The  total net deferred tax asset was $276.3 million at June 30, 2002.  If Westar Energy were to own less than 80% of Westar Industries voting stock, or if Westar Industries were to own less than 80% of the Company’s voting stock, the Company would no longer file its tax return on a consolidated basis with Westar Energy.  As a result, the Company would be required to record a non-cash charge against income to establish a valuation allowance for the portion of its net deferred tax assets determined not to be realizable. This charge could be material.

Because the Company adopted the new rule for goodwill, it is no longer amortizing goodwill to income.  The following tables reflect the Company’s results for the three and six months ended June 30, 2001, calculated using the new accounting treatment discussed above, as compared to the Company’s results for the three and six months ended June 30, 2002.

	Six Months ended June 30,
	2002	2001
	(in thousands, except per share amounts)
Reported net loss	$(767,228)	$(39,591)
Add back: Goodwill amortization	—	21,616
Adjusted net loss	$(767,228)	$(17,975)

Basic earnings per share:
Reported net loss	$(7.81)	$(0.36)
Add back: Goodwill amortization	—	0.19
Adjusted net loss	$(7.81)	$(0.17)

	Three Months ended June 30,
	2002	2001
	(in thousands, except per share amounts)
Reported net income (loss)	$3,716	$(31,115)
Add back: Goodwill amortization	—	10,960
Adjusted net income (loss)	$3,716	$(20,155)

Basic earnings per share:
Reported net loss	$0.04	$(0.29)
Add back: Goodwill amortization	—	0.10
Adjusted net income (loss)	$0.04	$(0.19)

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

3.                                      Change in Estimate of Customer Life:

The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts.  The report showed the Company’s North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 9 years.  The Company’s Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 10 years.  Taking into account the results of the lifing study, the Company adjusted the amortization of customer accounts for its North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues.  In the first quarter of 2002, the Company changed its amortization rate for its North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method.  For the Multifamily pool the Company reduced its estimated customer life from 10 to 9 years and will continue to amortize on a straight-line basis.  The Company accounts for these amortization changes prospectively as a change in estimate.  These changes in estimates increased amortization expense for the three and six months ended June 30, 2002 on a pre-tax basis by approximately $0.3 million and $0.7 million, respectively and on an after tax basis by approximately $0.2 million and $0.4 million, respectively.  The change in estimate had no significant impact on reported earnings per share.

4.                                      Discontinued Operations – Sale of Canadian Operations:

During the second quarter of 2002 the Company entered into negotiations for the sale of its Canadian business which is included in its North American segment.  The sale was consummated on July 9, 2002.  The Company recorded a pretax impairment loss of approximately $2.0 million and an after tax loss of approximately $1.3 million in the second quarter of 2002 as evidenced by the sale.

The net operating losses of these operations are included in the consolidated statements of operations under “discontinued operations.”  The net operating loss for the six months ended June 30, 2002 of $1.7 million includes an impairment loss on customer accounts of approximately $1.9 million.  An impairment charge of $2.3 million relating to the Canadian operations’ goodwill is reflected in the consolidated statement of operations as a cumulative effect of accounting change on discontinued operations.  Revenues from these operations were $2.1 million and $4.2 million for the three and six months ended June 30, 2002, compared to $2.1 million and $4.1 million for the three and six months ended June 30, 2001.

The major classes of assets and liabilities of the Canadian operations are as follows (in thousands):

	June 30, 2002	December 31, 2001
Assets:
Current	$948	$478
Property and equipment	608	571
Customer accounts, net	15,649	16,992
Goodwill	2,147	4,842
Other	58	55
Total assets	$19,410	$22,938
Current liabilities	$1,333	$1,364

5.                                      Customer Accounts:

The following reflects the changes in the Company’s investment in customer accounts (at cost) for the following periods (in thousands):

	Six Months Ended June 30, 2002	Three Months Ended June 30, 2002	Year Ended December 31, 2001
Beginning customer accounts, net	$746,574	$392,113	$881,726
Acquisition of customer accounts	3,755	1,781	11,556
Amortization of customer accounts	(36,373)	(18,212)	(135,197)
Sale of accounts	(48)	(48)	(8,769)
Purchase holdbacks and other	(186)	(16)	(2,742)
Impairment	(338,104)	—	—
Total customer accounts, net	$375,618	$375,618	$746,574

The investment at cost in customer accounts at June 30, 2002 and December 31, 2001 was $982.8 million and $1,317.5 million respectively. Accumulated amortization of the investment in customer accounts at June 30, 2002 and December 31, 2001 was $607.2 million and $570.9 million respectively.  The table below reflects the estimated aggregate customer account amortization expense for 2002 and each of the four succeeding fiscal years on the existing customer account base as of

June 30, 2002.

	2002	2003	2004	2005	2006
	(Dollars in thousands)
Estimated amortization expense	$72,835	$72,525	$72,425	$56,178	$55,818

6.                                      Debt:

During the first six months of 2002, the Company’s borrowings under the Senior Credit Facility increased by $59.0 million and the Company’s other outstanding long-term debt decreased by $77.9 million.  Extraordinary gain from extinguishment of debt securities was $10.9 million, net of tax of $5.9 million, and $24.2 million, net of tax of $13.0 million, for the first six months of 2002 and 2001, respectively.

As of June 30, 2002, and December 31, 2001, total borrowings under the Senior Credit Facility were $196.5 million and $137.5 million, respectively.  The remaining availability under this facility as of June 30, 2002 and December 31, 2001 was $33.5 million and $17.5 million, respectively. The Senior Credit Facility currently expires on January 3, 2003.  The Company expects to renew the facility with Westar Industries unless efforts to replace the facility with financing from an unaffiliated third party lender are successful. The success of these efforts will depend on improvements in the Company’s financial performance. The Kansas Corporation Commission has issued an order prohibiting Westar Energy from borrowing to make loans or capital contributions to Westar Industries.  This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility. The Company would face significant liquidity issues if it were unable to renew the Senior Credit Facility with Westar Industries or if Westar Industries was unable to fund its obligations under the Senior Credit Facility.

The Company’s ability to borrow under the facility is subject to compliance with certain financial covenants including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0.  At June 30, 2002, the ratios were approximately 4.9 to 1.0 and 2.6 to 1.0, respectively.

The indentures governing the Company’s outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company’s ability to incur indebtedness.  The Company is in compliance with all covenants contained in these indentures.

7.             Related Party Transactions

The Company had outstanding borrowings under the Senior Credit Facility with Westar Industries of $196.5 million and $137.5 million at June 30, 2002 and December 31, 2001, respectively.  The Company entered into three separate amendments to the Senior Credit facility in the first six months of 2002.  Each of the amendments increased the capacity of the Senior Credit facility by $25 million resulting in a total capacity of $230 million as of June 30, 2002.  For each amendment the Company incurred an amendment fee of $250,000 for a total of $750,000 which was paid to Westar Industries in the third quarter of 2002.  On July 25, 2002, the Company and Westar Industries entered into a further amendment to the Senior Credit Facility which increased the amount of the facility to $255 million.  The Company will pay an amendment fee of $250,000 for the amendment in the third quarter of 2002.

The Company accrued interest expense of $2.3 million and $4.3 million and made interest payments of $2.3 million and $4.2 million on borrowings under the facility for the three and six months ended June 30, 2002, compared to interest expense of $2.8 million and $4.5 million for the three and six months ended June 30, 2001.

In the first six months of 2002 and 2001, the Company purchased from Westar Industries $60.7 million and $66.1 million face value of the Company’s bonds for $46.0 million and $45.2 million, respectively.  As a result of these transactions, an extraordinary gain of $9.2 million, net of tax and $13.4 million, net of tax was recognized in the first six months of 2002 and 2001, respectively.

During the first six months in 2002 the Company acquired in open market purchases approximately $41.2 million of Westar Energy 6.25% notes, approximately $21.6 million of Westar Energy 6.875% notes and approximately $4.6 million of Westar Energy 7.125% notes.  All of these notes were subsequently sold at cost to Westar Energy prior to June 30, 2002.  During the first six months in 2002 the Company acquired in open market purchases approximately $10.1 million of Westar Energy common stock and approximately $1.8 million in Westar Energy preferred stock. At June 30, 2002, the Company held approximately $11.0 million in Westar Energy common stock and approximately $2.0 million in Westar Energy preferred stock for a combined $13.0 million investment which is reflected in the equity section of the Company’s balance sheet.  The Company’s board of directors has authorized the purchase of up to an additional  $100 million in Westar Energy  debt and equity securities.

In the second quarter of 2002, the Company exercised its option to buy an office building located in downtown Wichita, Kansas, from Kansas Gas and Electric Company, a wholly owned subsidiary of Westar Energy, for approximately $0.5 million.

On June 21, 2001, the Company entered into an amendment to the Contribution Agreement dated as of July 30, 1997 between the Company and Westar Energy.  This amendment permitted Westar Energy’s beneficial ownership of the Company’s outstanding common stock to exceed 85% provided that its beneficial ownership on a fully diluted basis does not exceed 81% of the outstanding shares. In March, 2002 the Company and Westar Energy entered into a Consent and Limited Waiver Agreement whereby the Company consented to Westar’s ownership interest in the Company exceeding the ceiling set forth in the amended Contribution Agreement for the period commencing on March 11, 2002 and ending on July 1, 2002. On July 1, 2002, the Company and Westar entered into a second Consent and Limited Waiver Agreement whereby the Company consented to Westar’s ownership interest in the Company exceeding the said ceiling for the period commencing on July 1,

2002 and ending on March 31, 2003. The amendment to the Contribution Agreement and the Consent and Limited Waiver Agreements were each approved by the Company’s continuing directors as required by the terms of the Contribution Agreement.

The Company had a receivable balance of $12.7 million and $1.7 million at June 30, 2002 and December 31, 2001, respectively, relating to a tax sharing agreement with Westar Energy.  In February 2002, the Company received $1.7 million from Westar Energy for payment of the tax receivable at December 31, 2001. See Note 10 for further discussion relating to income taxes.

Westar Energy provides administrative services to the Company pursuant to services agreements, including accounting, tax, audit, human resources, legal, facilities and technology services.  Charges of approximately $1.5 million and $3.1 million were incurred for the three and six months ended June 30, 2002, compared to charges of approximately $2.8 million and $5.2 million for the three and six months ended June 30, 2001.  The Company had a net intercompany balance due to Westar Energy primarily for these services of $1.5 million and $1.7 million at June 30, 2002 and December 31, 2001, respectively.

In November 2001, the Company entered into an agreement pursuant to which it pays to Westar Industries, beginning with the quarter ended March 31, 2002, a financial advisory fee, payable quarterly, equal to 0.125% of the Company’s consolidated total assets at the end of each quarter.  The Company incurred $1.3 million and $2.6 million of expense for the three months and six months ended June 30, 2002, respectively for the financial advisory fee which is included in general and administrative expenses on the income statement.  The Company paid the first quarter fee of $1.3 million to Westar Industries in the second quarter and the second quarter fee of $1.3 million in the third quarter.

On June 5, 2002, the Company acquired the stock of a wholly owned subsidiary of Westar Industries named Westar Aviation, Inc. for approximately $1.4 million.  The Company subsequently changed the name of the newly acquired corporation to AV ONE, Inc. (“AV ONE”) and entered into an Aircraft Reimbursement Agreement with Westar Industries.  Under this agreement, AV ONE agrees to reimburse Westar Industries for lease payments and Westar Industries agrees to reimburse AV ONE for certain costs and expenses relating to its operations.

In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. (“PODS”) and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees.  Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS will provide Westar Energy information technology services.  As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees.  PODS will perform the information technology services and functions for a fixed annual fee of $20.9 million subject to adjustment.  No assets were transferred to PODS, but PODS will have access to Westar Energy’s equipment, software and facilities to provide the information technology services.  The term of the outsourcing agreement expires December 31, 2005, subject to the right of either party to terminate the agreement on six months prior written notice, provided that notice of termination may not be given prior to June 30, 2003.

8.                                      Commitments and Contingencies:

During the three months ended June 30, 2002 the Company entered into settlement arrangements with respect to several litigation matters as discussed below.

The Company, its subsidiary Protection One Alarm Monitoring, Inc. (“Monitoring”) and certain present and former officers and directors of Protection One were defendants in a purported class action litigation pending in the United States District Court for the Central District of California, Alec Garbini, et al. v. Protection One, Inc., et al., No CV 99-3755 DT (RCx).  A settlement of this action was reached on June 12, 2002.  A Memorandum of Understanding provides for no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit, and a $7.5 million payment to the plaintiffs, which will be fully funded by the Company’s existing insurance.  Finalization of the settlement is subject to the execution of definitive documentation and approval by the district court and is expected to take several months. The history of this matter is summarized as follows:  Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action.  On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint (“Third Amended Complaint”).  Plaintiffs purported to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and note, during the period of February 10, 1998 through February 2, 2001.  The Third Amended Complaint asserted claims under Section 11 of the Securities Act of

1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One’s financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles.  Plaintiffs alleged, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information.  The Third Amended Complaint further asserted claims against Westar Energy and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One’s auditor, Arthur Andersen LLP.  The Third Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys’ fees. On June 4, 2001, the District Court dismissed plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act.  The Court granted plaintiffs leave to replead such claims.  The Court also dismissed all claims brought on behalf of bondholders with prejudice.  The Court also dismissed plaintiffs’ claims against Arthur Andersen, and plaintiffs have appealed that dismissal. On February 22, 2002, plaintiffs filed a Fourth Consolidated Amended Class Action Complaint.  The fourth amended complaint realleged claims on behalf of purchasers of common stock under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The fourth amended complaint did not assert any claims against Monitoring.  On April 5, 2002, the Company and the other defendants filed a motion to dismiss the Fourth Consolidated Amended Class Action Complaint.

On May 29, 2002, the claims of Ralph Apa and Apa Security against the Company were settled by the mutual agreement of the parties.  This matter involved an arbitration that was commenced against Protection One and Protection One Alarm Monitoring by Apa in December, 2000, that alleged common law fraud, negligent misrepresentation and Oregon Blue Sky law claims based on the allegedly inflated stock price of the shares of Protection One stock received in connection with Protection One’s acquisition of his alarm monitoring business on October 1, 1998.  Mr. Apa also alleged breach of contract, breach of the covenant of good faith and fair dealing and conversion arising from the transaction.  The statement of claim sought undisclosed compensatory and punitive damages, interest and attorneys’ fees and costs.

On May 15, 2002 the proceedings styled Protection One Alarm Monitoring, Inc. v Crimebusters, Inc., First Federal Security Systems, Inc. and Anthony Perrotti, Jr., Civil Action No. 300CV-1932DJS and related disputes, were settled by the mutual agreement of the parties.  The history of these proceedings is summarized as follows:  On October 2, 2000, the Company, as successor-in-interest to Centennial Security, Inc., was served with a demand for arbitration by Crimebusters, Inc. before the AAA wherein Crimebusters sought in excess of $7.0 million in damages due to alleged defaults by the Company under an asset purchase agreement between Crimebusters, et al., and Centennial Security, Inc.  On October 6, 2000, the Company filed claims alleging fraud, willful misconduct and breach of contract against Crimebusters, et al., in the United States District Court for the District of Connecticut.  All of these claims and counterclaims were resolved by the settlement.

In 1999, six former Protection One dealers filed a class action lawsuit against Monitoring in the U. S. District Court for the Western District of Kentucky alleging breach of contract arising out of a disagreement over the interpretation of certain provisions of their dealer contracts.  The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999).  In September 1999, the Court granted Monitoring’s motion to stay the proceeding pending the individual plaintiffs’ pursuit of arbitration as required by the terms of their agreements.  On June 23, 2000, the Court denied plaintiffs’ motion for collective arbitration. On or about October 4, 2000, notwithstanding the Court’s denial of plaintiffs’ motion for collective arbitration, the six former dealers filed a Motion to Compel Consolidation Arbitration with the American Arbitration Association (“AAA”).  On November 21, 2000, the AAA denied the dealers’ motion and advised they would proceed on only one matter at a time. Initially, only Masterguard Alarms proceeded with arbitration. On March 8, 2002, Masterguard’s claims against the Company were settled by the mutual agreement of the parties. On July 25, 2002, Complete Security, Inc., a dealer which was among the original plaintiffs in the Total Security Solutions court proceeding, initiated arbitration proceedings against Monitoring, alleging breach of contract, misrepresentation, consumer fraud and franchise law violations. Three other dealers, not plaintiffs in the original Total Security Solutions litigation — Sentralarms, Inc., Security Response Network, Inc. and Homesafe Security, Inc. (the latter two of which are associated with Ira R. Beer), have similar claims in arbitration pending against the Company. The Company believes it has complied with the terms of its contracts with these former dealers, and intends to aggressively defend against these claims. In the opinion of management, none of these pending dealer claims, either alone or in the aggregate, will have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Other Protection One dealers have threatened, and may bring, claims against the Company based upon a variety of theories surrounding calculations of holdback and other payments, or based on other theories of liability.  The Company believes it has materially complied with the terms of its contracts with dealers.  The Company cannot predict the aggregate impact of these potential disputes with dealers which could be material.

On August 2, 2002, Protection One Alarm Monitoring, Inc. (“Monitoring”), Westar Energy, Inc. and certain former employees of Monitoring, as well as certain third parties, were sued in the District Court of Jefferson County, Texas, by Regina Rogers, a resident of Beaumont, Texas (Cause No. D167654). Ms. Rogers has asserted various claims due to casualty losses and property damage she allegedly suffered as a result of a fire to her residence. In her complaint, Ms. Rogers alleges that Protection One and certain of its employees were negligent, grossly negligent and malicious in allegedly failing to properly service and monitor the alarm system at the residence. The complaint also alleges various violations of the Texas Deceptive Trade Practices Act (“DTPA”), fraud and breach of contract. Relief sought under the complaint includes actual, exemplary and treble damages under the DTPA, plus attorneys’ fees. Although the complaint does not specify the amount of damages sought, counsel for the plaintiff has previously alleged actual damages of approximately $7.5 million. The matter has been referred to the Company’s insurance carrier.  In the opinion of management the outcome will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

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

9.                                      Segment Reporting:

The Company’s reportable segments include North America and Multifamily.  North America provides residential, commercial and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2001.  The Company manages its business segments based on earnings before interest, income taxes, depreciation and amortization (“EBITDA”) which we derive by adjusting income (loss) from continuing operations before income taxes and extraordinary gain by adding:  (i) interest expense, net  (ii) amortization of intangibles and depreciation expense, (iii) loss on impairment, (iv) other charges and (v) other non-recurring expenses as set forth in the table below.

EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of Protection One. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of Protection One. Protection One believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by Protection One to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long–term value of companies with recurring cash flows from operations. Protection One’s computation of EBITDA may not be comparable to other similarly titled measures of other companies.

The following tables provide a calculation of EBITDA for each of the periods presented in the segment tables:

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	(Dollars in thousands)			(Dollars in thousands)
	North America	Multifamily	Consolidated	North America	Multifamily	Consolidated
Income (loss) from continuing operations before income taxes and extraordinary gain	$(359,987)	$47	$(359,940)	$(77,308)	$(3,420)	$(80,728)
Plus:
Interest expense	18,937	2,700	21,637	23,935	3,963	27,898
Loss on impairment	338,104	—	338,104	—	—	—
Amortization of intangibles and depreciation expense	40,099	4,090	44,189	91,798	8,036	99,834
Other charges (a)	550	—	550	4,695	—	4,695
Other non-recurring expense (b)	117	—	117	478	—	478

EBITDA	$37,820	$6,837	$44,657	$43,598	$8,579	$52,177

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	(Dollars in thousands)			(Dollars in thousands)
	North America	Multifamily	Consolidated	North America	Multifamily	Consolidated
Income (loss) from continuing operations before income taxes and extraordinary gain	$(10,289)	$(193)	$(10,482)	$(42,522)	$(1,706)	$(44,228)
Plus:
Interest expense	9,415	1,227	10,642	11,682	1,920	13,602
Amortization of intangibles and depreciation expense	19,987	2,067	22,054	46,089	4,035	50,124
Other charges (a)	39	—	39	4,276	—	4,276
Other non-recurring expense (b)	24	—	24	498	—	498

EBITDA	$19,176	$3,101	$22,277	$20,023	$4,249	$24,272

(a)               Other charges in 2002 and 2001 consist of severance, relocation and facility closure costs incurred in connection with our efforts to consolidate and improve efficiency of our monitoring facilities and branch operations and to reduce costs.

(b)              Other non-recurring expense in 2002 and 2001 are for losses on sales of assets.

	Six Months Ended June 30, 2002
	(Dollars in thousands)
	North America(1)	Multifamily(2)	Consolidated
Revenues	$128,563	$18,425	$146,988
EBITDA	37,820	6,837	44,657
Amortization and depreciation expense	40,099	4,090	44,189
Loss on impairment	338,104	—	338,104
Severance and other expense	550	—	550
Operating income (loss)	(340,933)	2,747	(338,186)
Segment assets	858,805	96,698	955,503
Capital expenditures for new accounts	7,922	3,081	11,003

	Six Months Ended June 30, 2001
	(Dollars in thousands)
	North America(1)	Multifamily	Consolidated
Revenues	$157,934	$17,880	$175,814
EBITDA	43,598	8,579	52,177
Amortization and depreciation expense	91,798	8,036	99,834
Severance and other expense	4,695	—	4,695
Operating income (loss)	(52,895)	543	(52,352)
Segment assets	1,638,078	197,412	1,835,490
Capital expenditures for new accounts	10,234	2,573	12,807

	Three Months Ended June 30, 2002
	(Dollars in thousands)
	North America(3)	Multifamily(2)	Consolidated
Revenues	$63,740	$9,203	$72,943
EBITDA	19,176	3,101	22,277
Amortization and depreciation expense	19,987	2,067	22,054
Severance and other expense	39	—	39
Operating income (loss)	(850)	1,034	184
Capital expenditures for new accounts	3,012	1,509	4,521

	Three Months Ended June 30, 2001
	(Dollars in thousands)
	North America(3)	Multifamily	Consolidated
Revenues	$77,002	$9,048	$86,050
EBITDA	20,023	4,249	24,272
Amortization and depreciation expense	46,089	4,035	50,124
Severance and other expense	4,276	—	4,276
Operating income (loss)	(30,342)	214	(30,128)
Capital expenditures for new accounts	5,890	1,207	7,097

(1)     Includes allocation of holding company expenses reducing EBITDA and operating income (loss) by $3.8 million and $2.7 million for the six months ended June 30, 2002 and 2001, respectively.

(2)     Includes allocation of holding company expenses reducing EBITDA and operating income (loss) by $0.4 million and $0.8 million for the three and six months ended June 30, 2002, respectively.

(3)     Includes allocation of holding company expenses reducing EBITDA and operating income (loss) by $1.9 million and $1.2 million for the three months ended June 30, 2002 and 2001, respectively.

10.                               Income Taxes:

The difference between the expected annual effective rate and the federal statutory rate of 35% is primarily attributable to a tax benefit of approximately $2.7 million associated with the sale of the Canadian operations. The Company has a tax sharing agreement with Westar Energy, which allows it to be reimbursed for tax deductions utilized by Westar Energy in its consolidated tax return.  If Westar Energy were to own less than 80% of Westar Industries voting stock, or if Westar Industries were to own less than 80% of the Company’s voting stock, the Company would no longer file its tax return on a consolidated basis with Westar Energy.  As a result, a substantial portion of the Company’s net deferred tax assets of $276.3 million at June 30, 2002 would likely not be realizable and the Company would likely not be in a position to record a tax benefit for losses incurred. Accordingly, the Company would not be in a position to utilize the deferred tax asset and it would record a charge to earnings to establish a valuation allowance.  This charge could be material.

11.                               Restatement of Consolidated Financial Statements

On January 1, 2002, the Company adopted new accounting standards SFAS Nos. 142 and 144.  As a result, the Company recorded an impairment charge for goodwill, which was reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle, and the impairment charge for customer accounts, which was reflected in the consolidated statement of operations as an operating expense.  See Note 2 for further information on the adoption of these standards.

The Company has subsequently identified errors in the application of these new accounting standards. These errors relate primarily to the incorrect exclusion of deferred tax assets resulting from the customer account impairment charge in the completion of the goodwill impairment computation and the miscomputation of the original customer account impairment amount resulting from the classification of certain property and equipment as customer accounts.  The additional charges increase the previously reported impairment charges and are reflected in the restated results for the period ended March 31, 2002.

As a result, the Company recorded an additional non-cash charge of approximately $105.9 million, net of tax of $17.0 million, for the three months ended March 31, 2002.

As a result of the above restatement, the accompanying consolidated financial statements as of and for the six and three months ended June 30, 2002 have been restated from the amounts previously reported to correct the accounting for the impact of additional impairment charge.  A summary of the affected line items is as follows:

Changes to Balance Sheet

	As of June 30, 2002
	As Previously Reported	As Restated
	(In Thousands)
Property and equipment, net	$52,242	$57,967
Customer accounts, net	386,593	375,618
Goodwill	262,811	145,784
Deferred tax assets, net of current portion	246,639	263,431
Total assets	1,060,988	955,503
Deficit	(946,483)	(1,051,968)
Total stockholders’ equity	389,082	283,597
Total liabilities and stockholders’ equity	1,060,988	955,503

Changes to Statements of Operations

	Six Months Ended June 30, 2002
	As Previously Reported	As Restated
	(In Thousands, Except Per Share Amounts)

Depreciation and amortization	$44,849	$44,189
Loss on impairment of customer accounts	332,194	338,104
Total operating expenses	431,069	436,319
Operating loss	(332,936)	(338,186)
Loss from continuing operations before income taxes & extraordinary gain	(354,690)	(359,940)
Income tax benefit	126,622	128,460
Loss from continuing operations before extraordinary gain and accounting change	(228,068)	(231,480)

Cumulative effect of accounting change, net of tax on continuing operations	(439,257)	(541,330)
Net loss	(661,743)	(767,228)

Basic and diluted per share information:

Loss from continuing operations per common share	$(2.32)	$(2.36)
Cumulative effect of accounting change on continuing operations per common share	(4.48)	(5.51)
Net loss per common share	(6.74)	(7.81)

Changes to Statements of Operations

	Three Months Ended June 30, 2002
	As Previously Reported	As Restated
	(In Thousands)

Depreciation and amortization	$22,384	$22,054
Total operating expenses	49,280	48,950
Operating income (loss)	(146)	184
Loss from continuing operations before income taxes & extraordinary gain	(10,812)	(10,482)
Income tax benefit	6,826	6,711
Loss from continuing operations before extraordinary gain and accounting change	(3,986)	(3,771)

Net income	3,501	3,716

The company, Westar Energy and their former independent auditor, Arthur Andersen LLP, have been advised by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the practices of Westar Energy with respect to the restatement of its first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of the company and Westar Energy will be reaudited.  The company intends to cooperate with the Staff in connection with such inquiry.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 11 of the Notes to Consolidated Financial Statements included in Item 1, the accompanying consolidated financial statements for the three and six months ended June 30, 2002 have been restated.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect this restatement.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to approximately 1.1 million customers as of June 30, 2002.  Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers’ homes and businesses.  We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers.

Summary of Significant Matters

Net Loss.  We incurred a net loss of $86.0 million for the year ended December 31, 2001 and a net loss of $767.2 million in the first six months of 2002. The net loss in 2001 reflects a decline in revenues and substantial charges incurred by us for amortization of customer accounts and goodwill and interest incurred on indebtedness.  Approximately $765.2 million of the net loss in the first six months of 2002 is related to an impairment charge as discussed below.  In addition to the impairment charge in 2002, this net loss reflects a decline in revenue, substantial charges incurred by us for amortization of customer accounts, and interest incurred on indebtedness.  We do not expect to have earnings in the foreseeable future.

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

SFAS No. 144 establishes a new approach to determining whether our customer account asset is impaired.  The approach no longer permits us to evaluate our customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated.  Rather, the cash flow stream to be used under SFAS No. 144, is limited to future estimated undiscounted cash flows from customer accounts.  If the undiscounted cash flow stream from customer accounts is less than the combined book value of customer accounts and goodwill, an impairment charge would be required.

The new rule substantially reduces the net undiscounted cash flows used for impairment evaluation purposes as compared to the previous accounting rules.  The undiscounted cash flow stream has been reduced from the 16 year remaining life of the goodwill to the remaining life of customer accounts for impairment evaluation purposes.

To implement the new standards, we engaged an appraisal firm to help us estimate the fair values of goodwill and customer accounts.  Based on this analysis, we recorded a non-cash net charge of approximately $765.2 million in the first quarter of 2002.  The charge is detailed as follows:

	Goodwill	Customer	Total
		(in millions)
North America Segment:
Impairment charge - continuing operations	$509.4	$338.1	$847.5
Impairment charge - discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)
Net charge	$446.6	$221.6	$668.2

Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)
Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)
Net charge	$543.6	$221.6	$765.2

The impairment charge for goodwill is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.  The impairment charge for customer accounts is reflected in the consolidated statement of operations as an operating cost.  These impairment charges reduced the recorded value of these assets to their estimated fair values at January 1, 2002.

We are no longer permitted to amortize goodwill to income because of the adoption of SFAS No. 142.  The following table reflects our results for the three and six months ended June 30, 2001, calculated using the new accounting standard for goodwill, compared to our results for the three and six months ended June 30, 2002.

	Six Months ended June 30,
	2002	2001
	(in thousands, except per share amounts)

Reported net loss	$(767,228)	$(39,591)
Add back: Goodwill amortization	—	21,616

Adjusted net loss	$(767,228)	$(17,975)

Basic earnings per share:
Reported net loss	$(7.81)	$(0.36)
Add back: Goodwill amortization	—	0.19

Adjusted net loss	$(7.81)	$(0.17)

	Three Months ended June 30,
	2002	2001
	(in thousands, except per share amounts)

Reported net income (loss)	$3,716	$(31,115)
Add back: Goodwill amortization	—	10,960

Adjusted net income (loss)	$3,716	$(20,155)

Basic earnings per share:
Reported net loss	$0.04	$(0.29)
Add back: Goodwill amortization	—	0.10

Adjusted net income (loss)	$0.04	$(0.19)

The Company will be required to perform impairment tests for long-lived assets prospectively as long as it continues to incur recurring losses or for other matters that may negatively impact our business.  Goodwill will be required to be tested each year for impairment.  Declines in market values of our business or the value of our customer accounts that may be incurred prospectively may require additional impairment charges in the future, which could be material.

Security and Exchange Commission Inquiry.  We, Westar Energy and their former independent auditor, Arthur Andersen LLP, have been advised by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the practices of Westar Energy with respect to the restatement of its first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of the company and Westar Energy will be reaudited.  We intend to cooperate with the Staff in connection with such inquiry.

Estimated Lives of Customer Accounts Changed Based on Customer Account Lifing Study Results.  The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts.  The report showed our North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 9 years.  Our Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 10 years.  Taking into account the results of the lifing study, we adjusted the amortization of customer accounts for our North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues.  In the first quarter of 2002, we changed our amortization rate for our North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method.  For the Multifamily pool we reduced our estimated customer life from 10 to 9 years and will continue to amortize on a straight-line basis.  We account for these amortization changes prospectively as a change in estimate.  These changes in estimates increased amortization expense for the three and six months ended June 30, 2002 on a pre-tax basis by approximately $0.3 million and $0.7 million, respectively and on an after tax basis by approximately $0.2 million and $0.4 million, respectively.  The change in estimate had no significant impact on reported earnings per share.

Discontinued Operations – Sale of Canadian Operations.  During the second quarter of 2002 we entered into negotiations for the sale of our Canadian business which is included in our North American segment.  The sale was consummated on July 9, 2002.  We recorded a pretax impairment loss of approximately $2.0 million and an after tax loss of approximately $1.3 million in the second quarter of 2002 as evidenced by the sale.

The net operating losses of these operations are included in the consolidated statements of operations under “discontinued operations.”  The net operating loss for the six months ended June 30, 2002 of $1.7 million includes an impairment loss on customer accounts of approximately $1.9 million.  An impairment charge of $2.3 million relating to the Canadian operations’ goodwill is reflected in the consolidated statement of operations as a cumulative effect of accounting change on discontinued operations.  Revenues from these operations were $2.1 million and $4.2 million for the three and six months ended June 30, 2002, compared to $2.1 million and $4.1 million for the three and six months ended June 30, 2001.

The major classes of assets and liabilities of the Canadian operations are as follows (in thousands):

	June 30, 2002	December 31, 2001
Assets:
Current	$948	$478
Property and equipment	608	571
Customer accounts, net	15,649	16,992
Goodwill	2,147	4,842
Other	58	55
Total assets	$19,410	$22,938

Current liabilities	$1,333	$1,364

Potential write down of deferred tax assets. We have a tax sharing agreement with Westar Energy which allows us to be reimbursed for tax deductions utilized by Westar Energy in its consolidated tax return.  If Westar Energy were to own less than 80% of Westar Industries voting stock, or if Westar Industries were to own less than 80% of our voting stock, we would no longer file our tax return on a consolidated basis with Westar Energy.  As a result, a substantial portion of our net deferred tax assets of $276.3 million at June 30, 2002 would likely not be realizable and we would likely not be in a position to record a tax benefit for losses incurred. Accordingly, we would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.

Increase in Senior Credit Facility.  We entered into three separate amendments to the Senior Credit facility in the first six months of 2002.  Each of the amendments increased the capacity of the Senior Credit facility by $25 million resulting in a total capacity of $230 million as of June 30.  For each amendment we incurred an amendment fee of $250,000 for a total of $750,000 which was paid to Westar Industries in the third quarter of 2002. On July 25, 2002, the Company and Westar Industries entered into a further amendment to the Senior Credit Facility which increased the amount of the facility to $255 million.  The Company will pay an amendment fee of $250,000 for the amendment in the third quarter of 2002.  At August 8, 2002, we had outstanding borrowings of $189.7 million and $65.3 million of remaining capacity.

Retirement of Additional Debt. In the first quarter of 2002, we purchased from Westar Industries $14.8 million face value of our bonds for $12.0 million.  As a result of these transactions, we recognized an extraordinary gain of $2.0 million, net of tax. In the second quarter of 2002, we purchased $16.4 million face value of our bonds in the open market and $45.9 million face value of our bonds from Westar Industries for $47.8 million resulting in an extraordinary gain of $8.8 million, net of tax.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  Under SFAS No. 145, extinguishments resulting from a company’s risk management strategy do not meet the criteria for classification as extraordinary transactions.  This standard is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.  We expect to adopt this standard in the third quarter of 2002.  Gains or losses in prior periods that were classified as extraordinary that do not meet the APB Opinion No. 30 criteria will be required to be reclassified.

Share Repurchase.  In the first quarter of 2002, we purchased 1,000,000 shares of our common stock in the open market for $2.2 million. As of August 8, 2002, we had authority from our board of directors to purchase an additional approximately 8.2 million shares of our common stock.

Customer Creation and Marketing.  For the three and six months ended June 30, 2002, our North America segment added 11,296 and 20,946 accounts, respectively, although our net number of accounts decreased by 12,887 and 33,683 accounts, respectively. For the three and six months ended June 30, 2001, our North America segment added 12,827 and 26,297 accounts, respectively, and our net number of accounts decreased by 54,434 and 85,023 accounts, respectively.  Multifamily added 5,523 and 12,382 accounts for the three and six-months ended June 30, 2002, respectively, with its net number of accounts decreasing by 741 accounts for the three months ended June 30, 2002 and increasing by 1,999 accounts for the six months ended June 30, 2002.  For the three and six months ended June 30, 2001, Multifamily added 6,810 and 20,087 accounts, respectively, and its net number of accounts increasing by 2,966 accounts and 11,358 accounts, respectively.

Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales.  Our internal sales program was started in February 2000 on a commission only basis with a goal of creating accounts at a cost lower than our external programs. In 2001, we revised and enhanced our internal sales program and, in early 2002, we introduced modest base compensation.  This program utilizes our existing branch infrastructure in approximately 60 markets.  The internal sales program generated 20,430 accounts and 23,865 accounts in the six months ended June 30, 2002 and 2001, respectively.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.

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

Attrition.  Subscriber attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow.  We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of certain adjustments, and the denominator of which is the average number of accounts for a given period.  In some instances, we use estimates to derive attrition data.  We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are “put” back to the seller.  We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.  For the quarter ended June 30, 2001 we further reduced gross accounts lost for account dispositions and for adjustments resulting from the conversion of accounts to MAS® that relate to how a customer is defined and the transition of that definition from one system to another.

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

Customer attrition by business segment for the three months ended June 30, 2002 and 2001 is summarized below:

	Customer Account Attrition
	June 30, 2002		June 30, 2001
	Annualized Second Quarter	Trailing Twelve Month	Annualized Second Quarter	Trailing Twelve Month

North America(1)	12.2%	17.1%	14.7%	16.8%
Multifamily	7.6%	6.7%	4.8%	5.8%
Total Company	10.8%	14.3%	12.3%	14.3%

(1)     Excludes Canadian operations which were sold in July 2002.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, customer accounts, goodwill, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 of the “Notes to Consolidated Financial Statements” of our 2001 Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  The following is a brief description of the more significant accounting policies and methods we use.

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

Deferred installation revenues and system sales revenues will be recognized over the expected useful life of the customer.  Deferred costs in excess of deferred revenues will be recognized over the contract life.  To the extent deferred costs are less than deferred revenues, such costs are recognized over the customers’ estimated useful life.

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

Valuation of Customer Account Intangible Assets.  Customer accounts are stated at cost.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired by us.  These assets are tested for impairment on a periodic basis or as circumstances warrant.  For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts.  Factors we consider important that could trigger an impairment review include the following:

•                 high levels of customer attrition;

•                 continuing recurring losses in excess of expectations; and

•                 declines in the market value of our publicly traded equity and debt securities.

An impairment would be recognized when the undiscounted expected future operating cash flows by customer pool derived from customer accounts is less than the carrying value of capitalized customer accounts and related goodwill.  We performed impairment tests on our customer account assets and goodwill as of December 31, 2001.  These tests have indicated that future estimated undiscounted cash flows exceeded the sum of the recorded balances for customer accounts and goodwill.  See “Impairment Charge Pursuant to New Accounting Rules” for a discussion of the impairment recorded on these assets in the first quarter of 2002 pursuant to the adoption of new accounting rules.

Our amortization rates consider the average estimated remaining life and historical and projected attrition rates.  The amortization method for each customer pool is as follows:

Pool	Method
North America
-Acquired Westinghouse Customers	Eight-year 120% declining balance
-Other Customers	Ten-year 135% declining balance
Multifamily	Nine-year straight-line

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

Operating Results

We separate our business into two reportable segments: North America and Multifamily.  North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems.  As discussed above, we sold our Canadian operations in July 2002 which previously had been included in our North America segment.  We are therefore excluding the impact of the Canadian operations in the following analyses.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Protection One Consolidated

Revenues decreased approximately $28.8 million primarily due to the decline in our customer base.  Cost of revenues decreased approximately $12.0 million and general and administrative costs decreased approximately $10.8 million primarily due to the consolidation of our call centers, downsizing efforts and other cost reduction initiatives.  Selling costs increased approximately $1.5 million primarily due to increased efforts to generate new customers through our internal sales force. Interest expense decreased by approximately $6.3 million primarily due to a reduction in debt.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Six Months Ended June 30,
	2002		2001
	(dollars in thousands)
Revenues:
Monitoring and related services	$119,922	93.3%	$150,705	95.4%
Other	8,641	6.7	7,229	4.6

Total revenues	128,563	100.0	157,934	100.0

Cost of revenues:
Monitoring and related services	36,140	28.1	50,147	31.7
Other	8,221	6.4	6,309	4.0

Total cost of revenues	44,361	34.5	56,456	35.7

Gross profit	84,202	65.5	101,478	64.3
Selling expense	9,765	7.6	8,381	5.3
General and administrative expense	36,617	28.5	49,499	31.4
Amortization and depreciation expense	40,099	31.2	91,798	58.1
Loss on impairment	338,104	263.0	—	—
Severance and other expense	550	0.4	4,695	3.0

Operating (loss)	$(340,933)	(265.2)%	$(52,895)	(33.5)%

2002 Compared to 2001.  We had a net decrease of 33,683 customers in the first half of 2002 as compared to a net decrease of 85,023 customers in the first half of 2001. Further analysis of the change in the North American account base between the two periods is shown in the table below.  The “Conversion adjustments” line item reflects the impact on the calculation of our customer base from the conversion of our Wichita, Hagerstown and Beaverton monitoring and billing systems to our new technology platform, MAS®. These conversion adjustments relate to how a customer is defined and the transition of that definition from one system to another.

We expect that our customer base will continue to decline until the efforts we are making to acquire or create new accounts and to reduce attrition become more successful than they have been to date.  Until we achieve equilibrium between additions and attrition, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on reducing attrition, developing cost effective marketing programs, and generating positive cash flow.

	Six Months Ended June 30,
	2002	2001

Beginning Balance, January 1	806,774	1,023,023
Additions	20,946	26,297
Conversion adjustments	—	(12,212)
Customer losses from dispositions	—	(9,440)
Customer losses not guaranteed with holdback put backs	(52,828)	(77,004)
Customer losses guaranteed with holdback put backs and other	(1,801)	(12,664)
Ending Balance, June 30	773,091	938,000

Monitoring and related service revenues decreased approximately $30.8 million in the first six months of 2002 as compared to the first six months of 2001 primarily due to the decline in our customer base. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues increased by $1.4 million or 19.5% to $8.6 million in 2002 from $7.2 million in 2001. These revenues consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers.

Cost of monitoring and related services revenues for the first six months of 2002 decreased by $14.0 million, or 27.9%, to $36.1 million from $50.1 million for the first six months of 2001. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  The decrease is primarily due to a reduction of telecommunication costs and wage expense associated with the consolidation of our call centers and other cost reduction initiatives.  Costs of monitoring and related services revenues as a percentage of the related revenues decreased to 30.1% in the first six months of 2002 from 33.3% in the first six months of 2001.  This improvement arises from the percentage reduction in monitoring and related costs exceeding the percentage reduction in related revenues.

Cost of other revenues increased by $1.9 million from $6.3 million in the first six months of 2001 to $8.2 million in the first six months of 2002. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers.  These costs as a percentage of other revenues increased to approximately 95.1% for the first six months of 2002 as compared to approximately 87.3% for the first six months of 2001.

Selling expenses increased $1.4 million or 16.5% to $9.8 million in the first six months of 2002 from $8.4 million in 2001.  The increase is due to our increased efforts to generate new customers through an internal sales force.

General and administrative expenses decreased $12.9 million or 26.0% from $49.5 million to $36.6 million in the first half of 2002.  The decrease is generally comprised of reductions in outside services primarily due to completion of special software projects and a reduction in wages and related benefits due to a reduction in workforce.  Other decreases include a reduction in professional fees, collection agency expense and travel expense.  These decreases are partially offset by a $2.7 million expense for a management fee to Westar Industries beginning in 2002.  As a percentage of total revenues, general and administrative expenses decreased to 28.5% for the first six months of 2002 from 31.4% for the first six months of 2001 because the percentage reduction in these costs exceeded the percentage decline in revenues.

Amortization and depreciation expense for the first six months of 2002 decreased by $51.7 million, or 56.3%, to $40.1 million from $91.8 million. This decrease reflects a reduction in subscriber amortization primarily related to the impairment charge and a decrease in goodwill amortization of $19.7 million due to implementation of SFAS No. 142.

Severance and other expense decreased $4.1 million, from $4.7 million to $0.6 million in the first half of 2001 and 2002, respectively. This expense for 2002 consisted primarily of severance and relocation costs related to the consolidation of our monitoring operations.  This expense for 2001 is primarily for severance charges incurred in the closing of our Beaverton and Hagerstown customer service centers, the reduction of 180 positions, the discontinuation of the National Accounts and Patrol divisions and the relocation of certain departments.  Also included are certain other costs incurred with the closure of facilities.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Six Months Ended June 30,
	2002		2001
	(dollars in thousands)
Revenues:
Monitoring and related services	$18,282	99.2%	$17,558	98.2%
Other	143	0.8	322	1.8
Total revenues	18,425	100.0	17,880	100.0

Cost of revenues:
Monitoring and related services	4,328	23.5	3,967	22.2
Other	167	0.9	384	2.1
Total cost of revenues	4,495	24.4	4,351	24.3
Gross profit	13,930	75.6	13,529	75.7

Selling expense	1,037	5.6	953	5.3
General and administrative expenses	6,056	32.9	3,997	22.4
Amortization and depreciation expense	4,090	22.2	8,036	45.0
Operating income	$2,747	14.9%	$543	3.0%

2002 Compared to 2001.  We had a net increase of 1,999 customers in the first six months of 2002 as compared to a net increase of 11,358 customers in 2001.  The average customer base was 327,549 for the first six months of 2002 compared to 313,636 for the first six months of 2001.  The change in Multifamily’s customer base for the period is shown below.

	Six Months Ended June 30,
	2002	2001

Beginning Balance, January 1,	326,549	307,957
Additions, net of holdback put backs	12,382	20,087
Customer losses, net of holdback put backs	(10,383)	(8,729)
Ending Balance	328,548	319,315

Annualized Attrition	6.3%	5.6%

Monitoring and related services revenues was $18.3 million in 2002 compared to $17.6 million in 2001.  This 4.1% increase was primarily the result of an increase in the average customer base of 4.4%.

Other revenues decreased slightly to $0.1 million in 2002 from $0.3 million in 2001 primarily due to a decrease in outright sales of access control systems.

Cost of monitoring and related revenues for the first six months of 2002 increased $0.3 million to $4.3 million in 2002 from $4.0 million in 2001.  This 9.1% increase is primarily the result of the increase in the subscriber base and increased field service costs.  Costs of monitoring and related services revenues as a percentage of the related revenues increased to 23.7% in the first six months of 2002 from 22.6% in the first six months of 2001 primarily as a result of the increase in field service costs.

Cost of other revenues decreased by $0.2 million, or 56.5% to $0.2 million in 2002 from $0.4 million in 2001 due to the decline in outright sales of access control systems.

Selling expense in 2002 remained consistent with 2001 at $1.0 million.

General and administrative expenses for 2002 increased $2.1 million to $6.1 million in 2002 from $4.0 million in 2001.  This 51.5% increase is primarily due to the allocation of holding company expenses which were not allocated in 2001 until the fourth quarter and to increased insurance costs. As a percentage of total revenues, general and administrative expenses increased to 32.9% for the first six months of 2002 from 22.4% for the first six months of 2001 due to the allocation of holding company expenses in 2002.

Amortization and depreciation expense for 2002 decreased by $3.9 million, or 49.1% to $4.1 million from $8.0 million in 2001.  This decrease is due to the elimination of goodwill amortization totaling $4.8 million resulting from a change in accounting principle offset by an increase in subscriber amortization resulting from a change in estimate of the subscriber life from 10 years to 9 years and the increasing customer base being amortized.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Protection One Consolidated

Revenues decreased approximately $13.1 million primarily due to the decline in our customer base.  Cost of revenues decreased approximately $6.0 million and general and administrative costs decreased approximately $6.1 million primarily due to the consolidation of our call centers, downsizing efforts and other cost reduction initiatives.  Selling costs increased approximately $1.0 million primarily due to increased efforts to generate new customers through our internal sales force. Interest expense decreased by approximately $3.0 million primarily due to a reduction in debt.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended June 30,
	2002		2001
	(dollars in thousands)
Revenues:
Monitoring and related services	$59,070	92.7%	$73,496	95.4%
Other	4,670	7.3	3,506	4.6

Total revenues	63,740	100.0	77,002	100.0

Cost of revenues:
Monitoring and related services	17,645	27.7	24,930	32.4
Other	3,813	6.0	2,624	3.4

Total cost of revenues	21,458	33.7	27,554	35.8

Gross profit	42,282	66.3	49,448	64.2
Selling expense	5,068	7.9	4,153	5.4
General and administrative expense	18,038	28.3	25,272	32.8
Amortization and depreciation expense	19,987	31.3	46,089	59.8
Severance and other expense	39	0.1	4,276	5.6

Operating loss	$(850)	(1.3)%	$(30,342)	(39.4)%

2002 Compared to 2001.  We had a net decrease of 12,887 customers in the second quarter of 2002 as compared to a net decrease of 54,434 customers in the second quarter of 2001. Further analysis of the change in the North American account base between the two periods is shown in the table below.  The “Conversion adjustments” line item reflects the impact on the calculation of our customer base from the conversion of our Beaverton monitoring and billing system to MAS®. These conversion adjustments relate to how a customer is defined and the transition of that definition from one system to another.

We expect that our customer base will continue to decline until the efforts we are making to acquire or create new accounts and to reduce attrition become more successful than they have been to date.  Until we achieve equilibrium between additions and attrition, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on reducing attrition, developing cost effective marketing programs, and generating positive cash flow.

	Three Months Ended June 30,
	2002	2001

Beginning Balance, April 1	785,978	992,434
Additions	11,296	12,827
Conversion adjustments	—	(15,532)
Customer losses from dispositions	—	(9,440)
Customer losses not guaranteed with holdback put backs	(23,785)	(35,509)
Customer losses guaranteed with holdback put backs and other	(398)	(6,780)
Ending Balance, June 30	773,091	938,000

Annualized quarterly attrition	12.2%	14.7%

Monitoring and related service revenues decreased approximately $14.4 million or 19.6% in the second quarter of 2002 compared to the second quarter of 2001.  This is primarily due to the decline in our customer base.

Other revenues consist primarily of revenues generated from our internal installations of new alarm systems. These revenues increased approximately $1.2 million, or 33.2% in the second quarter of 2002 compared to the second quarter of 2001.

Cost of monitoring and related services revenues for the second quarter of 2002 decreased by $7.3 million, or 29.2%, to $17.6 million from $24.9 million for the second quarter of 2001. The decrease is primarily due to a reduction of telecommunication costs, rent expense and wage expense associated with the consolidation of our call centers and other cost reduction initiatives.  Costs of monitoring and related services as a percentage of the related revenues decreased to 29.9% in the second quarter of 2002 from 33.9% in the second quarter of 2001. This improvement arises from the percentage reduction in monitoring and related costs exceeding the percentage reduction in related revenues.

Cost of other revenues increased approximately $1.2 million to $3.8 million for the second quarter of 2002 from $2.6 million in the second quarter of 2001.  This increase is related to the increase in other revenues.  Cost of other revenues as a percentage of the related revenues increased to 81.6% in the second quarter of 2002 from 74.8% in the second quarter of 2001.

Selling expenses increased $0.9 million from $4.2 million in the second quarter of 2001 to $5.1 million in the second quarter of 2002.  The increase is generally due to an increase in the internal sales force and the resulting increase in sales commissions, wages and benefits and support costs.

General and administrative expenses decreased $7.3 million from $25.3 million in the second quarter of 2001 to $18.0 million in the second quarter of 2002. The decrease in 2002 is comprised generally of a $3.0 million decrease in wages and related benefits resulting from downsizing our workforce, a $3.6 million decrease in outside services and shared services subcontract labor primarily relating to the completion of software projects, a $1.1 million decrease in professional fees, and a $0.3 million decrease in travel and entertainment expenses. These decreases are partially offset by a $1.3 million expense for the second quarter of 2002 related to a financial advisory fee to Westar Industries.  As a percentage of total revenues, general and administrative expenses decreased to 28.3% for the second quarter of 2002 from 32.8% for the second quarter of 2001 because the percentage reduction in these costs exceeded the percentage decline in revenues.

Amortization and depreciation expense for the second quarter of 2002 decreased by $26.1 million, or 56.6%, to $20.0 million from $46.1 million in the second quarter of 2001. This decrease reflects a reduction in subscriber amortization primarily related to the impairment charge and a decrease in goodwill amortization of $9.8 million due to implementation of SFAS No. 142.

Severance and other expense of $39 thousand in the second quarter of 2002 consisted primarily of severance and relocation costs related to the consolidation of our monitoring operations.  Severance and other expense of $4.3 million in the second quarter of 2001 consisted primarily of severance charges incurred in the closing of our Beaverton customer service center, the reduction of 180 positions, the discontinuation of the National Accounts and Patrol divisions and the relocation of certain departments.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended June 30,
	2002		2001
	(dollars in thousands)
Revenues:
Monitoring and related services	$9,128	99.2%	$8,869	98.0%
Other	75	0.8	179	2.0
Total revenues	9,203	100.0	9,048	100.0

Cost of revenues:
Monitoring and related services	2,247	24.4	2,043	22.6
Other	103	1.1	223	2.4
Total cost of revenues	2,350	25.5	2,266	25.0
Gross profit	6,853	74.5	6,782	75.0

Selling expense	549	6.0	478	5.3
General and administrative expenses	3,203	34.8	2,055	22.7
Amortization and depreciation expense	2,067	22.5	4,035	44.6
Operating income	$1,034	11.2%	$214	2.4%

2002 Compared to 2001.  We had a net decrease of 741 customers in the second quarter of 2002 as compared to a net increase of 2,966 customers in 2001.  The average customer base was 328,919 for the second quarter of 2002 compared to 317,832 for the second quarter of 2001.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended June 30,
	2002	2001

Beginning Balance, April 1	329,289	316,349
Additions, net of holdback put backs	5,523	6,810
Customer losses, net of holdback put backs	(6,264)	(3,844)
Ending Balance, June 30	328,548	319,315

Annualized quarterly attrition	7.6%	4.8%

Monitoring and related services revenues were $9.1 million in the second quarter 2002 compared to $8.9 million in 2001. The increase was the result of the 3.5% increase in the subscriber base.

Other revenues decreased slightly to $0.1 million in the second quarter of 2002 from $0.2 million in 2001 primarily due to a decrease in outright sales of access control systems.

Cost of monitoring and related revenues for the second quarter of 2002 increased $0.2 million to $2.2 million in 2002 from $2.0 million in 2001.  This 10.0% increase is primarily the result of the increase in the subscriber base and increased field service costs. Costs of monitoring and related services revenues as a percentage of the related revenues increased to 24.6% in the second quarter of 2002 from 23.0% in the second quarter of 2001 primarily as a result of the increase in field service costs.

Cost of other revenues decreased slightly to $0.1 million in the second quarter of 2002 from $0.2 million in 2001 primarily due to a decrease in outright sales of access control systems.

Selling expense in the second quarter of 2002 remained consistent with 2001 second quarter at $0.5 million.

General and administrative expenses for the second quarter of 2002 increased $1.1 million to $3.2 million in 2002 from $2.1 million in 2001.  This 55.9% increase is primarily due to the allocation of holding company expenses which were not allocated in 2001 until the fourth quarter and to increased insurance costs. As a percentage of total revenues, general and administrative expenses increased to 34.8% for the second quarter of 2002 from 22.7% for the second quarter of 2001 due to the allocation of holding company expenses in 2002.

Amortization of intangibles and depreciation expense for the second quarter of 2002 decreased by $1.9 million, or 48.8% to $2.1 million from $4.0 million in 2001.  This decrease is due to the elimination of goodwill amortization totaling $2.4 million resulting from a change in accounting principle offset by an increase in subscriber amortization resulting from a change in estimate of the subscriber life from 10 years to 9 years and the increasing customer base being amortized.

Liquidity and Capital Resources

We believe we will have sufficient cash to fund future operations of our business through July 1, 2003 from a combination of cash flow from our security monitoring customer base which generated $25.4 million of positive cash flow from operations in the first six months of 2002, the sale of our Canadian operations, possible other asset sales and borrowings under our existing Senior Credit Facility with Westar Industries, which had approximately $65.3 million of availability at August 8, 2002.  We have sought to obtain a third party source of funds to replace those provided by Westar Industries under our Senior Credit Facility.  We have not been able to obtain another lender or lenders on terms or at a cost acceptable to us or Westar Industries.  We can give no assurance that we would be able to obtain adequate financing from third party sources should that become necessary.

The Senior Credit Facility currently expires on January 2, 2003.  We expect to renew the facility with Westar Industries unless efforts to replace the facility with financing from an unaffiliated third party lender are successful. The success of these efforts will depend on improvements in our operating and financial performance.  The Kansas Corporation Commission has issued an order prohibiting Westar Energy from borrowing to make loans or capital contributions to Westar Industries.  This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility.  The Kansas Corporation Commission is also conducting a proceeding to consider a financial plan proposed by Westar Energy which includes the separation of its electric utility and non-electric utility businesses.  We would face significant liquidity issues if we were unable to renew the Senior Credit Facility with Westar Industries or if Westar Industries were unable to fund its obligations under the Senior Credit Facility.

Our ability to borrow under the facility is subject to compliance with certain financial covenants including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0.  At June 30, 2002, the ratios were approximately 4.9 to 1.0 and 2.6 to 1.0, respectively.

Operating Cash Flows for the Six Months Ended June 30, 2002.  Our operating activities provided net cash flows of $25.4 million for the first six months of 2002 compared to $25.2 million for the first six months of 2001.

Investing Cash Flows for the Six Months Ended June 30, 2002. We used $15.7 million in cash for investing activities in the first six months of 2002.  We used $11.0 million in cash to install and acquire new accounts, $3.3 million to acquire fixed assets and $1.4 million to acquire AV ONE, Inc. from Westar Industries.

Financing Cash Flows for the Six Months Ended June 30, 2002.  We used a net $12.4 million in cash for financing activities in the first six months of 2002. We used $11.6 million in cash to purchase stock of Westar Energy.  We increased our borrowings under the Senior Credit Facility by $59.0 million.  We used cash to purchase $77.0 million in face value of our outstanding debt for $59.8 million and to acquire 1,000,000 shares of our outstanding stock for $2.2 million.  At June 30, 2002, the Senior Credit Facility had a weighted average interest rate of 5.6% and an outstanding balance of $196.5 million.

Debt and Equity Repurchase Plans.  We may from time to time purchase our debt and equity securities as well as Westar Energy’s debt and equity securities in the open market or through negotiated transactions.  The timing and terms of purchases, and the amount of debt or equity actually purchased will be determined based on market conditions and other factors.  As of August 8, 2002, we had authority from our board of directors to purchase an additional approximately 8.2 million shares of our common stock.  Our board of directors has also authorized the purchase of up to an additional $100 million in Westar Energy debt and equity securities.

Material Commitments.  We have future, material, long–term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects our commitments as of June 30, 2002:

At June 30, 2002:

Contractual Cash Obligations

	Payment Due by Period
	2002	2003 - 2004	2005 - 2006	Thereafter	Total
	(Dollars in thousands)

Long-term debt (a)	$—	$23,785	$223,672	$119,540	$366,997
Capital lease obligations	248	552	—	—	800
Operating leases	4,292	9,501	2,614	1,790	18,197
Unconditional purchase obligations (b)	2,030	6,090	—	—	8,120
Other long-term obligations	—	—	—	—	—
Total contractual cash obligations	$6,570	$39,928	$226,286	$121,330	$394,114

(a)               Excludes $1.4 million premium which is being amortized to income.

(b)              Contract tariff for telecommunication services.

The table below shows our total commercial commitments and the expected expiration per period:

At June 30, 2002:

Other Commercial Commitments

	Amount of Commitment Expiration Per Period
	2002	2003 - 2004	2005 - 2006	Thereafter	Total
	(Dollars in thousands)

Line of credit	$—	$196,500	$—	$—	$196,500
Standby letters of credit	—	2,000	—	—	2,000
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—
Total commercial commitments	$—	$198,500	$—	$—	$198,500

Most of the long-term debt instruments contain restrictions based on “EBITDA”. The definition of EBITDA varies among the various indentures and the Senior Credit Facility.  EBITDA is generally derived by adding to income (loss) before income taxes, interest expense and depreciation and amortization expense. However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

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

At June 30, 2002, we were in compliance with the covenants under these debt instruments and we expect to remain in compliance for the remainder of the year.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Credit Ratings.  Standard & Poor’s (S&P), Fitch Ratings, and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  On April 2, 2002, Moody’s downgraded its ratings on our outstanding securities due to concerns regarding our leveraged financial condition, the cash investment required to obtain new customers, our attrition experience and our commitment to debt and equity repurchases. Moody’s outlook remained negative citing unresolved operations problems and uncertainty surrounding long-term resolution of our liquidity issues. As of August 8, 2002, our public debt was rated as follows:

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

Tax Matters

We have a tax sharing agreement with Westar Energy which allows us to be reimbursed for tax deductions utilized by Westar Energy in its consolidated tax return.  If Westar Energy were to own less than 80% of Westar Industries voting stock, or if Westar Industries were to own less than 80% of our voting stock, we would no longer file our tax return on a consolidated basis with Westar Energy.  As a result, a substantial portion of our net deferred tax assets of $276.3 million at June 30, 2002 would likely not be realizable and we would likely not be in a position to record a tax benefit for losses incurred. Accordingly, we would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.  In addition, as a result of a separation, we would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy.  In February 2002 we received a payment of approximately $1.7 million and in 2001 and 2000, we received aggregate payments from Westar Energy of $19.1 million and $48.9 million, respectively.  We do not expect to receive any payments from Westar Energy for our 2002 tax benefit prior to the first quarter of 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not experienced any significant changes in its exposure to market risk since December 31, 2001.  For additional information on the Company’s market risk, see Item 7A of the Form 10-K for the year ended December 31, 2001.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 8 of the Notes to Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

Our Annual Meeting of Shareholders was held on May 23, 2002.  At the meeting, the holders of 97,033,219 shares voted either in person or by proxy to elect directors and to consider and act upon an increase in the number of shares authorized for issuance under our Employee Stock Purchase Plan.

All directors nominated were elected at the Annual Meeting.  For the election of directors, the results were as follows:

Nominee	Votes For	Votes Withheld
Gene A. Budig	97,011,734	21,485
Maria de Lourdes Duke	97,015,034	18,185
Ben M. Enis	97,000,999	32,220
Richard Ginsburg	97,009,878	23,341
Donald A. Johnston	97,015,159	18,060
Douglas T. Lake	96,978,309	54,910
Steven V. Williams	97,001,799	31,420
James Q. Wilson	97,014,959	18,260
David C. Wittig	96,978,606	54,613

The proposal to increase the number of shares authorized for issuance under the Employee Stock Purchase Plan was approved.  The result of the vote taken was as follows:

For	Against	Abstain
96,251,937	756,226	25,056

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated by reference.

Exhibit Number	Exhibit Description

10.1*	Seventh Amendment of Credit Agreement effective as of March 25, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.2*	Eighth Amendment of Credit Agreement effective as of June 3, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.3*	Ninth Amendment of Credit Agreement effective as of June 26, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.4*	Outsourcing Agreement between Westar Energy, Inc. and Protection One Data Services, Inc. dated July 1, 2002.
10.5*	Westar Aviation, Inc. Stock Purchase Agreement dated as of June 5, 2002 by and between Westar Industries, Inc. and Protection One, Inc.
10.6*	Aircraft Reimbursement Agreement dated as of June 5, 2002 between AV ONE, Inc. (f/k/a Westar Aviation, Inc.) and Westar Industries.
99.1*	Certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 for Form 10-Q for the period ended June 30, 2002.
99.2	Certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 for Form 10-Q/A for the period ended June 30, 2002.

*	Previously filed.

(b)  During the quarter ended June 30, 2002, the Company filed one Current Report on Form 8-K dated May 30, 2002, reporting that our Audit and Finance Committees of the Board of Directors dismissed Arthur Andersen, LLP as our public accountants and engaged Deloitte & Touche LLP to serve as our principal accountants for fiscal year 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

	By:	/s/ Darius G. Nevin
Darius G. Nevin
Executive Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934
FOR A PERIOD ENDED PRIOR TO AUGUST 29, 2002

I, Richard Ginsburg certify that:

1.               I have reviewed this amended quarterly report for the period ended June 30, 2002 on Form 10-Q/A of Protection One, Inc. and Protection One Alarm Monitoring, Inc. (the Registrants);

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrants as of, and for, the periods presented in this quarterly report.

Date: November 8, 2002	By:	/s/ Richard Ginsburg
Richard Ginsburg,
President and Chief Executive Officer, Protection One, Inc.
And Protection One Alarm Monitoring, Inc.

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934
FOR A PERIOD ENDED PRIOR TO AUGUST 29, 2002

I, Darius G. Nevin, certify that:

1.               I have reviewed this amended quarterly report for the period ended June 30, 2002 on Form 10-Q/A of Protection One, Inc. and Protection One Alarm Monitoring, Inc. (the Registrants);

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 8, 2002	By:	/s/ Darius G. Nevin
Darius G. Nevin,
Executive Vice President and Chief Financial Officer, Protection
One, Inc. and Protection One Alarm Monitoring, Inc.

Exhibit List

Exhibit Number	Exhibit Description

10.1*	Seventh Amendment of Credit Agreement effective as of March 25, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.2*	Eighth Amendment of Credit Agreement effective as of June 3, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.3*	Ninth Amendment of Credit Agreement effective as of June 26, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.4*	Outsourcing Agreement between Westar Energy, Inc. and Protection One Data Services, Inc. dated July 1, 2002.
10.5*	Westar Aviation, Inc. Stock Purchase Agreement dated as of June 5, 2002 by and between Westar Industries, Inc. and Protection One, Inc.
10.6*	Aircraft Reimbursement Agreement dated as of June 5, 2002 between AV ONE, Inc. (f/k/a Westar Aviation, Inc.) and Westar Industries.

99.1*	Certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 for Form 10-Q for the period ended June 30, 2002.
99.2	Certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 for Form 10-Q/A for the period ended June 30, 2002.

*	Previously filed.