Form 10-Q
period 2002-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2002-11-15
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of November 8, 2002, Protection One, Inc. had outstanding 97,955,007 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions II(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward–looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate” or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward–looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, the impact on us of the recent order of the Kansas Corporation Commission requiring the financial and corporate restructuring of Westar Energy, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All such forward–looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward–looking statements. Please refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2001 with respect to such risks and uncertainties as well as certain important factors, among others, that could cause actual results to differ materially from our expectations.

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

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$500	$3,671
Restricted cash	2,603	—
Receivables, net	28,554	35,972
Inventories, net	7,471	8,043
Prepaid expenses	5,210	2,487
Related party tax receivable	24,317	1,655
Deferred tax assets	9,205	8,783
Other	8,916	4,744
Total current assets	86,776	65,355
Property and equipment, net	60,919	54,341
Customer accounts, net	357,904	746,574
Goodwill, net	145,784	763,449
Deferred tax assets, net of current portion	259,232	79,612
Other	25,092	18,082
Assets of discontinued operations	—	22,938
Total assets	$935,707	$1,750,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$10,242	$688
Accounts payable	6,810	5,617
Accrued liabilities	32,099	40,543
Due to related parties	4,986	1,875
Deferred revenue	38,176	41,370
Total current liabilities	92,313	90,093
Long-term debt, net of current portion	546,896	584,115
Other liabilities	21,124	11,590
Liabilities of discontinued operations	—	1,364
Total liabilities	660,333	687,162

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 127,794,512 shares and 127,245,891 shares issued at September 30, 2002 and December 31, 2001 respectively	1,278	1,272
Additional paid-in capital	1,381,980	1,381,450
Accumulated other comprehensive loss	—	(2,361)
Deficit	(1,058,031)	(284,741)
Investment in parent stock-held in treasury	(15,244)	—
Treasury Stock, at cost, 29,840,405 and 28,840,405 shares at September 30, 2002 and December 31, 2001 respectively	(34,609)	(32,431)
Total stockholders’ equity	275,374	1,063,189
Total liabilities and stockholders’ equity	$935,707	$1,750,351

The accompanying notes are an integral part of these

consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Revenues:
Monitoring and related services	$205,012	$245,316
Other	13,996	10,599
IT services revenue from related party	5,799	—
Total revenues	224,807	255,915

Cost of revenues (exclusive of depreciation and amortization shown below):
Monitoring and related services	60,007	76,134
Other	13,342	9,909
IT services cost of revenue	4,798	—
Total cost of revenues	78,147	86,043

Gross profit (exclusive of depreciation and amortization shown below)	146,660	169,872

Operating expenses:
Selling	17,276	13,149
General and administrative	63,684	79,117
Amortization and depreciation	66,359	149,786
Loss on impairment	338,104	—
Severance and other	1,613	6,512
Total operating expenses	487,036	248,564
Operating loss	(340,376)	(78,692)
Other (income) expense:
Interest expense	24,042	31,987
Related party interest	8,183	8,447
Gain on retirement of debt	(19,285)	(40,272)
Other	(667)	432
Loss from continuing operations before income taxes	(352,649)	(79,286)
Income tax benefit	126,191	14,944
Loss from continuing operations before accounting change	(226,458)	(64,342)
Loss from discontinued operations, net of taxes	(3,219)	(404)
Cumulative effect of accounting change, net of taxes
Continuing operations	(541,330)	—
Discontinued operations	(2,283)	—
Net loss	(773,290)	(64,746)
Other comprehensive loss
Foreign currency translation loss	—	(1,619)

Comprehensive loss	$(773,290)	$(66,365)
Basic and diluted per share information:
Loss from continuing operations per common share	$(2.31)	$(0.60)
Loss from discontinued operations per common share	$(0.03)	$—
Cumulative effect of accounting change on continuing operations per common share	$(5.52)	$—
Cumulative effect of accounting change on discontinued operations per common share	$(0.02)	$—
Net loss per common share	$(7.88)	$(0.60)

Weighted average common shares outstanding (in thousands)	98,110	107,465

The accompanying notes are an integral part of these

consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2002	2001

Revenues:
Monitoring and related services	$66,808	$77,053
Other	5,212	3,048
IT services revenue from related party	5,799	—
Total revenues	77,819	80,101

Cost of revenues (exclusive of depreciation and amortization shown below):
Monitoring and related services	19,539	22,019
Other	4,955	3,217
IT services cost of revenue	4,798	—
Total cost of revenues	29,292	25,236

Gross profit (exclusive of depreciation and amortization shown below)	48,527	54,865

Operating expenses:
Selling	6,473	3,816
General and administrative	21,011	25,620
Amortization and depreciation	22,170	49,952
Severance and other	1,063	1,817
Total operating expenses	50,717	81,205
Operating loss	(2,190)	(26,340)
Other (income) expense:
Interest expense	7,220	9,569
Related party interest	3,368	2,967
Gain on retirement of debt	(2,550)	(3,086)
Other	(785)	(46)
Loss from continuing operations before income taxes	(9,443)	(35,744)
Income tax benefit	3,589	10,758
Loss from continuing operations before accounting change	(5,854)	(24,986)
Loss from discontinued operations net of tax	(207)	(168)
Net loss	(6,061)	(25,154)
Other comprehensive loss:
Foreign currency translation loss	—	(944)

Comprehensive loss	$(6,061)	$(26,098)
Basic and diluted per share information:
Loss from continuing operations per common share	$(0.06)	$(0.25)
Loss from discontinued operations per common share	$—	$—
Net loss per common share	$(0.06)	$(0.25)

Weighted average common shares outstanding (in thousands)	97,944	100,383

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flow from operating activities:
Net loss	$(773,290)	$(64,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on retirement of debt	(19,285)	(40,272)
Loss on discontinued operations, net of taxes	3,219	404
Cumulative effect of accounting change, net of taxes	543,613	—
Loss on impairment of subscriber accounts	338,104	—
Gain (loss) on sale of certain customer accounts	(722)	428
Amortization and depreciation	66,359	149,786
Amortization of debt costs and premium	1,225	869
Deferred income taxes	(102,821)	880
Provision for doubtful accounts	3,948	5,036
Other	161	392
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	3,410	(5,543)
Related party tax receivable	(22,662)	(15,969)
Other assets	(2,683)	(5,479)
Accounts payable	3,746	(2,483)
Deferred revenue	(3,965)	(2,306)
Other liabilities	(7,315)	(19,080)
Net cash provided by operating activities	31,042	1,917

Cash flows from investing activities:
Installations and purchases of new accounts	(17,372)	(18,527)
Deferred customer acquisition costs	(14,381)	(6,364)
Deferred customer acquisition revenue	10,639	8,207
Purchase of property and equipment	(5,805)	(5,502)
Purchase of AV ONE	(1,378)	—
Proceeds from disposition of assets and sale of customer accounts	18,609	19,165
Net cash used in investing activities	(9,688)	(3,021)

Cash flows from financing activities:
Payments on long-term debt	(83,504)	(72,469)
Proceeds from long term-debt	44	495
Borrowings from Senior Credit Facility	76,500	94,000
Purchase of parent company stock-held as treasury	(13,831)	—
Purchase of Treasury Stock	(2,178)	(22,899)
Issuance costs and other	(1,948)	(1,049)
Funding from parent	62	1,138
Net cash used in financing activities	(24,855)	(784)
Net cash provided by (used in) discontinued operations	330	(179)
Net decrease in cash and cash equivalents	(3,171)	(2,067)
Cash and cash equivalents:
Beginning of period	3,671	2,610
End of period	$500	$543

Cash paid for interest	$40,149	$54,023
Cash paid for taxes	$184	$105

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

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10–K filed with the Securities and Exchange Commission (the “SEC”).

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company’s workers’ compensation claims.  The Company receives interest income earned by the trust.

The Company has issued stock options and warrants of which approximately 1.8 million represent dilutive potential common shares.  These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

Certain reclassifications, including those discussed in Note 11, have been made to prior year information to conform with the current year presentation.

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

A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit shown above.  The total net deferred tax asset was $268.4 million at September 30, 2002.  If Westar Energy were to own less than 80% of Westar Industries voting stock, or if Westar Industries were to own less than 80% of the Company’s voting stock, the Company would no longer file its tax return on a consolidated basis with Westar Energy.  As a result, the Company would be required to record a non-cash charge against income to establish a valuation allowance for the portion of its net deferred tax assets determined not to be realizable. This charge could be material.

Because the Company adopted the new rule for goodwill, it is no longer amortizing goodwill to income.  The following tables reflect the Company’s results for the three and nine months ended September 30, 2001, calculated using the new accounting treatment discussed above, as compared to the Company’s results for the three and nine months ended September 30, 2002.

	Nine Months ended September 30,
	2002	2001
	(in thousands, except per share amounts)

Reported net loss	$(773,290)	$(64,746)
Add back: Goodwill amortization	—	32,277

Adjusted net loss	$(773,290)	$(32,469)

Basic earnings per share:
Reported net loss	$(7.88)	$(0.60)
Add back: Goodwill amortization	—	0.30

Adjusted net loss	$(7.88)	$(0.30)

	Three Months ended September 30,
	2002	2001
	(in thousands, except per share amounts)

Reported net loss	$(6,061)	$(25,154)
Add back: Goodwill amortization	—	10,661

Adjusted net loss	$(6,061)	$(14,493)

Basic earnings per share:
Reported net loss	$(0.06)	$(0.25)
Add back: Goodwill amortization	—	0.11

Adjusted net loss	$(0.06)	$(0.14)

Goodwill will be required to be tested each year for impairment. The Company has established July 1 as its annual impairment testing date.  The Company completed this testing during the third quarter of 2002 and determined that no additional impairment is required as of July 1, 2002. The Company will be required to perform impairment tests for long-lived assets prospectively if it incurs recurring losses in excess of expectations or for other matters that may negatively impact its business.  Declines in market values of its business or the value of its customer accounts that may be incurred prospectively may also require additional impairment charges. Any such impairment charges could be material.

3.                                      Change in Estimate of Customer Life:

The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts.  The report showed the Company’s North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 9 years.  The Company’s Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 10 years.  Taking into account the results of the lifing study, the Company adjusted the amortization of customer accounts for its North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues.  In the first quarter of 2002, the Company changed its amortization rate for its North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method.  For the Multifamily pool the Company reduced its estimated customer life from 10 to 9 years and will continue to amortize on a straight-line basis.  The Company accounts for these amortization changes prospectively as a change in estimate.  These changes in estimates increased amortization expense for the three and nine months ended September 30, 2002 on a pre-tax basis by approximately $0.3 million and $1.0 million, respectively and on an after tax basis by approximately $0.2 million and $0.6 million, respectively.  The change in estimate had no significant impact on reported earnings per share.

4.                                      Discontinued Operations – Sale of Canadian Operations:

During the second quarter of 2002 the Company entered into negotiations for the sale of its Canadian business which was included in its North American segment.  The sale was consummated on July 9, 2002.  The Company recorded a pretax impairment loss of approximately $2.0 million and an after tax loss of approximately $1.3 million in the second quarter of 2002 as a result of the sale.

The net operating losses of the Canadian operations are included in the consolidated statements of operations under “discontinued operations.”  The net operating loss for the nine months ended September 30, 2002 of $1.6 million includes an impairment loss on customer accounts of approximately $1.9 million.   An impairment charge of $2.3 million relating to the Canadian operations’ goodwill is reflected in the consolidated statement of operations as a cumulative effect of accounting change on discontinued operations.  No revenue from these operations was recorded in the three months ended September 30, 2002.  Revenues from these operations were $4.2 million for the nine months ended September 30, 2002, compared to $2.1 million and $6.3 million for the three and nine months ended September 30, 2001.

The major classes of assets and liabilities of the Canadian operations are as follows (in thousands):

December 31, 2001
Assets:
Current	$478
Property and equipment	571
Customer accounts, net	16,992
Goodwill	4,842
Other	55
Total assets	$22,938

Current liabilities	$1,364

5.             Customer Accounts:

The following reflects the changes in the Company’s investment in customer accounts (at cost) for the following periods (in thousands):

	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2002	Year Ended December 31, 2001

Beginning customer accounts, net	$746,574	$375,618	$881,726
Acquisition of customer accounts	5,428	1,673	11,556
Amortization of customer accounts	(54,624)	(18,251)	(135,197)
Sale of accounts	(760)	(712)	(8,769)
Purchase holdbacks and other	(610)	(424)	(2,742)
Impairment	(338,104)	—	—
Total customer accounts, net	$357,904	$357,904	$746,574

The investment at cost in customer accounts at September 30, 2002 and December 31, 2001 was $982.5 million and $1,317.5 million respectively. Accumulated amortization of the investment in customer accounts at September 30, 2002 and December 31, 2001 was $624.6 million and $570.9 million respectively.  The table below reflects the estimated aggregate customer account amortization expense for 2002 and each of the four succeeding fiscal years on the existing customer account base as of September 30, 2002.

	2002	2003	2004	2005	2006
	(Dollars in thousands)
Estimated amortization expense	$72,850	$72,565	$72,460	$56,208	$55,847

6.                                      Debt:

During the first nine months of 2002, the Company’s borrowings under the Senior Credit Facility increased by $76.5 million and the Company’s other outstanding long-term debt decreased by $104.2 million. Gain from extinguishment of debt securities was $19.3 million and $40.3 million for the first nine months of 2002 and 2001, respectively.  Accrued interest under the Senior

Credit Facility and public indentures was $5.2 million and $7.3 million on September 30, 2002 and on September 30, 2001, respectively.

As of September 30, 2002, and December 31, 2001, total borrowings under the Senior Credit Facility were $214.0 million and $137.5 million, respectively.  The remaining availability under this facility as of September 30, 2002 and December 31, 2001 was $66.0 million and $17.5 million, respectively. The Senior Credit Facility currently expires on January 5, 2004.  The Company expects to renew the facility with Westar Industries unless efforts to replace the facility with financing from an unaffiliated third party lender are successful, which they have not been to date. The success of these efforts will depend on improvements in the Company’s financial performance. The Kansas Corporation Commission (KCC) has issued an order prohibiting Westar Energy from making loans or capital contributions to Westar Industries without KCC approval and which may require Westar Industries to transfer certain assets to Westar Energy.  This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility.  See further discussion in Note 7, “Related Party Transactions.”  The Company would face significant liquidity issues if it were unable to renew the Senior Credit Facility with Westar Industries or if Westar Industries were unable to fund its obligations under the Senior Credit Facility. In this event, the Company would take appropriate measures to manage its cash flow, including but not limited to decreasing investments in new subscribers, curtailing other capital expenditures, evaluating assets for sale and seeking to replace the Senior Credit facility with a third party lender. The Company can give no assurances or guarantees that these measures would be sufficient to maintain its liquidity.

The Company’s ability to borrow under the facility is subject to compliance with certain financial covenants including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0.  At September 30, 2002, the ratios were approximately 4.9 to 1.0 and 2.7 to 1.0, respectively.

The indentures governing the Company’s outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company’s ability to incur indebtedness.  The Company is in compliance with all covenants contained in these indentures.

7.             Related Party Transactions

The Company had outstanding borrowings under the Senior Credit Facility with Westar Industries of $214.0 million and $137.5 million at September 30, 2002 and December 31, 2001, respectively.  The Senior Credit facility has been amended to increase the capacity from $155 million to $280 million during the first nine months of 2002.  On August 26, 2002 the Senior Credit Facility was further amended to extend the maturity date to January 5, 2004.  The Company incurred amendment fees totaling $2.4 million for these amendments.  At November 8, 2002, the Company had outstanding borrowings of $215.5 million and $64.5 million of remaining capacity.

The Company accrued interest expense of $3.4 million and $8.2 million and made interest payments of $2.8 million and $7.0 million on borrowings under the facility for the three and nine months ended September 30, 2002, compared to interest expense of $3.0 million and $8.4 million for the three and nine months ended September 30, 2001.

In the first nine months of 2002 and 2001, the Company purchased from Westar Industries $83.9 million and $66.1 million face value of the Company’s bonds for $66.8 million and $45.2 million, respectively.  These bonds were purchased at Westar Industries’ cost which approximated fair value.  As a result of these transactions, a gain of $16.6 million and $20.6 million was recognized in the first nine months of 2002 and 2001, respectively.

During the first nine months in 2002 the Company acquired in open market purchases approximately $41.2 million of Westar Energy 6.25% notes, approximately $21.6 million of Westar Energy 6.875% notes and approximately $4.6 million of Westar Energy 7.125% notes.  All of these notes were subsequently sold at cost to Westar Energy prior to September 30, 2002. During the first nine months in 2002 the Company acquired in open market purchases approximately $12.6 million of Westar Energy common stock and approximately $1.8 million of Westar Energy preferred stock. At September 30, 2002, the Company held 850,000 shares of Westar Energy common stock at a cost of approximately $13.2 million and 34,213 shares of Westar Energy preferred stock at a cost of approximately $2.0 million for a combined cost of approximately $15.2 million which is reflected in the equity section of the Company’s balance sheet.  During the first nine months of 2002, the Company received dividends of approximately $0.1 million and $0.2 million on Westar Energy preferred stock and common stock, respectively.  The dividends are recorded as a reduction in basis in Westar Energy equity securities.  The Company’s board of directors has authorized the purchase of up to an additional  $16.9 million in Westar Energy debt and equity securities.

In the second quarter of 2002, the Company exercised its option to buy an office building located in downtown Wichita, Kansas, from Kansas Gas and Electric Company, a wholly owned subsidiary of Westar Energy, for approximately $0.5 million.

On June 21, 2001, the Company entered into an amendment to the Contribution Agreement dated as of July 30, 1997 between the Company and Westar Energy.  This amendment permitted Westar Energy’s beneficial ownership of the Company’s outstanding common stock to exceed 85% provided that its beneficial ownership on a fully diluted basis does not exceed 81% of the outstanding shares. In March, 2002 the Company and Westar Energy entered into a Consent and Limited Waiver Agreement whereby the Company consented to Westar’s ownership interest in the Company exceeding the ceiling set forth in the amended Contribution Agreement for the period commencing on March 11, 2002 and ending on July 1, 2002. On July 1, 2002, the Company and Westar entered into a second Consent and Limited Waiver Agreement whereby the Company consented to Westar’s ownership interest in the Company exceeding the ceiling for the period commencing on July 1, 2002 and ending on March 31, 2003. The amendment to the Contribution Agreement and the Consent and Limited Waiver Agreements were each approved by the Company’s continuing directors as required by the terms of the Contribution Agreement.

The Company had a receivable balance of $24.3 million and $1.7 million at September 30, 2002 and December 31, 2001, respectively, relating to a tax sharing agreement with Westar Energy.   In February 2002, the Company received $1.7 million from Westar Energy for payment of the tax receivable at December 31, 2001. See Note 10 for further discussion relating to income taxes.

Westar Energy provides administrative services at cost to the Company pursuant to services agreements, including accounting, tax, audit, human resources, legal, purchasing and facilities services.  Charges of approximately $0.6 million and $3.6 million were incurred for the three and nine months ended September 30, 2002, compared to charges of approximately $2.4 million and $6.7 million for the three and nine months ended September 30, 2001.  The Company had a net intercompany balance due to Westar Energy primarily for these services of $3.9 million and $1.7 million at September 30, 2002 and December 31, 2001, respectively.

In November 2001, the Company entered into an agreement pursuant to which it pays to Westar Industries, beginning with the quarter ended March 31, 2002, a financial advisory fee, payable quarterly, equal to 0.125% of the Company’s consolidated total assets at the end of each quarter.  The Company incurred $1.3 million and $4.0 million of expense for the three months and nine months ended September 30, 2002, respectively for the financial advisory fee which is included in general and administrative expenses on the income statement.  The Company paid the second quarter fee of $1.3 million to Westar Industries in the third quarter and will pay the third quarter fee of $1.3 million in the fourth quarter.

On June 5, 2002, the Company acquired the stock of a wholly owned subsidiary of Westar Industries named Westar Aviation, Inc. for approximately $1.4 million.  The Company subsequently changed the name of the newly acquired corporation to AV ONE, Inc. (“AV ONE”) and entered into an Aircraft Reimbursement Agreement with Westar Industries.  Under this agreement, Westar Industries agrees to reimburse AV ONE for certain costs and expenses relating to its operations.   Through September 30, 2002, AV One incurred approximately $1.4 million in expenses for which the Company received reimbursement from Westar Industries in October 2002.

On September 17, 2002, Westar Energy was served with a federal grand jury subpoena by the United States Attorney’s Office concerning, among other things, the use of aircraft leased by our parent, Westar Industries, and by AV ONE.  Since that date, the United States Attorney’s Office has served additional information requests on Westar Energy and certain of its personnel.  The Company is cooperating with Westar Energy in connection with such requests.

In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. (“PODS”) and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees.   Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provides Westar Energy information technology services.  As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees.  PODS performs the information technology services and functions for a fixed annual fee of $20.9 million subject to adjustment.  No assets were transferred to PODS, but PODS has access to Westar Energy’s equipment, software and facilities to provide the information technology services.  The term of the outsourcing agreement expires December 31, 2005, subject to the right of either party to terminate the agreement on six months prior written notice, provided that notice of termination may not be given prior to June 30, 2003.  As of September 30, 2002, the Company’s Data Services segment recorded revenues of $5.8 million and cost of revenues of $4.8 million.

On November 8, 2002, the Kansas Corporation Commission issued an Order which requires Westar Energy to initiate a corporate and financial restructuring, reverse specified accounting transactions described in the Order, review, improve and/or develop, where necessary, methods and procedures for allocating costs between utility and non-utility businesses for KCC approval, refrain from any action that would result in its electric businesses subsidizing non-utility businesses, reduce outstanding debt giving priority to reducing utility debt and pending the corporate and financial restructuring imposes limitations on Westar Energy’s ability to finance non-utility businesses such as ours. Westar Energy must charge interest to non-utility affiliates at the incremental costs of their debt. In addition, the Order suggests that the sale by Westar Energy of the Company’s stock should be explored, along with other alternatives, as a possible source of cash to be used to reduce Westar Energy debt.  Westar Energy has a period of 90 days from the date of the Order to submit a plan for such corporate restructuring, although other provisions of the Order take effect immediately or within 30 days.

Among the provisions of the Order effective immediately is one which requires Westar Energy to seek the approval of the KCC before Westar Energy makes any loan to, investment in or transfer of cash to a non-utility affiliate in an amount in excess of $100,000. The Company does not believe this provision prohibits the Company from borrowing under its Senior Credit Facility with Westar Industries since the restriction applies only to Westar Energy and its Kansas Gas & Electric Company subsidiary. In addition, Westar Energy has advised the Company that Westar Energy does not believe this provision prohibits it from making payments to the Company pursuant to agreements between them, such as the outsourcing agreement and Aircraft Reimbursement Agreement discussed above, or the tax sharing agreement discussed below. Another provision effective immediately requires Westar Energy to seek the approval of the KCC before Westar Energy or any affiliate, which term includes the Company, invests more than $100,000 in existing or new non-utility business. Westar Energy has advised the Company that Westar Energy does not believe this provision prohibits the Company from making investments in its business based upon other language in the Order. This provision and others which may require Westar Industries to transfer certain assets to Westar Energy may limit the resources available to Westar Industries for funding its obligations under the Company’s Senior Credit Facility. See Note 6 above. Westar Energy has advised the Company that Westar Energy intends to file a motion for reconsideration or clarification of these and possibly other provisions, of the Order.

The Company and Westar Energy are in the process of reviewing and assessing the Order and its potential impact, which could be material, on the Company’s operations, prospects, liquidity, borrowing costs, financial condition and financial results.  Since the Order was issued recently and the Company and Westar Energy are still assessing it, there may be additional issues arising from the Order not mentioned here, but which may have a similar impact on the Company.

8.                                      Commitments and Contingencies:

The Company, its subsidiary Protection One Alarm Monitoring, Inc. (“Monitoring”) and certain present and former officers and directors of the Company were defendants in a purported class action litigation pending in the United States District Court for the Central District of California, Alec Garbini, et al. v. Protection One, Inc., et al., No CV 99-3755 DT (RCx).  On August 20, 2002, the parties filed a Stipulation of Settlement which provides for, among other things, no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit, and a $7.5 million payment to the plaintiffs, which has been fully funded by the Company’s existing insurance.  On November 4, 2002, the District Court approved the settlement and entered an Order and Final Judgment. The court certified a class for settlement purposes consisting of all persons and entities who purchased or otherwise acquired the common stock of the Company during the time period beginning and including February 10, 1998 through February 2, 2001. The Order and Final Judgment provides for, among other things, dismissal with prejudice and release of all Class members’ claims against the Company, Monitoring, and the present and former officers and directors of the Company.

In 1999, six former Protection One dealers filed a class action lawsuit against Monitoring in the U. S. District Court for the Western District of Kentucky alleging breach of contract arising out of a disagreement over the interpretation of certain provisions of their dealer contracts.  The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-II (filed May 21, 1999).  In September 1999, the Court granted Monitoring’s motion to stay the proceeding pending the individual plaintiffs’ pursuit of arbitration as required by the terms of their agreements.  On June 23, 2000, the Court denied plaintiffs’ motion for collective arbitration. On or about October 4, 2000, notwithstanding the Court’s denial of plaintiffs’ motion for collective arbitration, the six former dealers filed a Motion to Compel Consolidation Arbitration with the American Arbitration Association (“AAA”).  On November 21, 2000, the AAA denied the dealers’ motion and advised they would proceed on only one matter at a time. Initially, only Masterguard Alarms proceeded with arbitration. On March 8, 2002, Masterguard’s claims against the Company were settled by the mutual agreement of the parties. On July 25, 2002, Complete Security, Inc., a dealer which was among the original plaintiffs in the Total Security Solutions court proceeding, initiated arbitration proceedings against Monitoring, alleging breach of contract, misrepresentation, consumer fraud and franchise law violations. Three other dealers, not plaintiffs in the original Total Security Solutions litigation — Sentralarms, Inc., Security Response Network, Inc. and Homesafe Security, Inc. (the latter two of which are associated with Ira R. Beer), have similar claims in arbitration pending against the Company. The Company believes it has complied with the terms of its contracts with these former dealers, and intends to aggressively defend against these claims. In the opinion of management, none of these pending dealer claims, either alone or in the aggregate, will have a material adverse effect upon the Company’s consolidated financial position or results of operations.

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

On August 2, 2002, Protection One Alarm Monitoring, Inc. (“Monitoring”), Westar Energy, Inc. and certain former employees of Monitoring, as well as certain third parties, were sued in the District Court of Jefferson County, Texas, by Regina Rogers, a resident of Beaumont, Texas (Case No. D167654). Ms. Rogers has asserted various claims due to casualty losses and property damage she allegedly suffered as a result of a fire to her residence. In her complaint, Ms. Rogers alleges that Protection One and certain of its employees were negligent, grossly negligent and malicious in allegedly failing to properly service and monitor the alarm system at the residence. The complaint also alleges various violations of the Texas Deceptive Trade Practices Act (“DTPA”), fraud and breach of contract. Relief sought under the complaint includes actual, exemplary and treble damages under the DTPA, plus attorneys’ fees. Although the complaint does not specify the amount of damages sought, counsel for the plaintiff has previously alleged actual damages of approximately $7.5 million. The Company believes it has adequate insurance coverage with respect to any potential liability. The Company’s primary insurance carrier is providing defense of the action, and the excess carrier is proceeding under a reservation of rights. In the opinion of management the outcome will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

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

The Company, Westar Energy and their former independent auditor, Arthur Andersen LLP, have been advised by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the practices of the Company and Westar Energy with respect to the restatement of their first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of the Company and Westar Energy will be reaudited.  The Company intends to cooperate with the Staff in connection with such inquiry.

9.             Segment Reporting:

The Company’s reportable segments include North America, Multifamily and Data Services.  North America provides residential, commercial and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.   Data Services provides information technology services to Protection One, Westar Energy, and Westar Industries.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2001.  One of the financial measurements the Company uses to manage its business segments is earnings before interest, income taxes, depreciation and amortization (“EBITDA”) which we derive by adjusting income (loss) from continuing operations before income taxes by adding:  (i) interest expense  (ii) amortization of intangibles and depreciation expense, (iii) loss on impairment, (iv) other charges, (v) other income and expenses, and (vi) gain on retirement of debt as set forth in the table below.

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

The following tables provide a calculation of EBITDA for each of the periods presented in the segment tables:

	Nine Months Ended September 30, 2002				Nine Months Ended September 30, 2001
	(Dollars in thousands)				(Dollars in thousands)
	North America	Multi- family	Data Services	Consolidated	North America	Multi- family	Data Services	Consolidated

Income (loss) from continuing operations before income taxes	$(354,063)	$964	$450	$(352,649)	$(74,407)	$(4,879)	—	$(79,286)
Plus:
Interest expense	28,317	3,908	—	32,225	34,705	5,729	—	40,434
Loss on impairment	338,104	—	—	338,104	—	—	—	—
Amortization of intangibles and depreciation expense	60,132	6,227	—	66,359	137,675	12,111	—	149,786
Other charges(a)	1,613	—	—	1,613	6,512	—	-—	6,512
Other (income) expense(b)	(667)	—	—	(667)	432	—	—	432
Gain on retirement of debt	(19,285)	—	—	(19,285)	(40,272)	—	—	(40,272)
EBITDA	$54,151	$11,099	$450	$65,700	$64,645	$12,961	—	$77,606

	Three Months Ended September 30, 2002				Three Months Ended September 30, 2001
	(Dollars in thousands)				(Dollars in thousands)
	North America	Multi- family	Data Services	Consolidated	North America	Multi- family	Data Services	Consolidated

Income (loss) from continuing operations before income taxes	$(10,810)	$917	$450	$(9,443)	$(34,285)	$(1,459)	—	$(35,744)
Plus:
Interest expense	9,380	1,208	—	10,588	10,771	1,765	—	12,536
Amortization of intangibles and depreciation expense	20,033	2,137	—	22,170	45,876	4,076	—	49,952
Other charges(a)	1,063	—	—	1,063	1,817	—	—	1,817
Other income(b)	(785)	—	—	(785)	(46)	—	—	(46)
Gain on retirement of debt	(2,550)	—	—	(2,550)	(3,086)	—	—	(3,086)
EBITDA	$16,331	$4,262	$450	$21,043	$21,047	$4,382	—	$25,429

(a)                                  Other charges in 2002 and 2001 consist of severance, relocation and facility closure costs incurred in connection with our efforts to consolidate and improve efficiency of our monitoring facilities and branch operations and to reduce costs.

(b)                                 Other (income) expense in 2002 and 2001 includes gain or loss on sale of assets.

	Nine Months Ended September 30, 2002
	(Dollars in thousands)
	North America(1)	Multifamily(2)	Data Services	Consolidated
Revenues	$190,946	$28,062	$5,799	$224,807
EBITDA	54,151	11,099	450	65,700
Amortization and depreciation expense	60,132	6,227	—	66,359
Loss on impairment	338,104	—	—	338,104
Severance and other expense	1,613	—	—	1,613
Operating income (loss)	(345,698)	4,872	450	(340,376)
Segment assets	890,368	44,134	1,205	935,707
Capital expenditures for new accounts	12,923	4,449	—	17,372

	Nine Months Ended September 30, 2001
	(Dollars in thousands)
	North America(1)	Multifamily	Data Services	Consolidated
Revenues	$228,952	$26,963	—	$255,915
EBITDA	64,645	12,961	—	77,606
Amortization and depreciation expense	137,675	12,111	149,786
Severance and other expense	6,512	—	—	6,512
Operating income (loss)	(79,542)	850	—	(78,692)
Segment assets	1,650,991	169,440	—	1,820,431
Capital expenditures for new accounts	14,363	4,164	—	18,527

	Three Months Ended September 30, 2002
	(Dollars in thousands)
	North America(3)	Multifamily(2)	Data Services	Consolidated
Revenues	$62,383	$9,637	$5,799	$77,819
EBITDA	16,331	4,262	450	21,043
Amortization and depreciation expense	20,033	2,137	—	22,170
Severance and other expense	1,063	—	—	1,063
Operating income (loss)	(4,765)	2,125	450	(2,190)
Capital expenditures for new accounts	5,001	1,368	—	6,369

	Three Months Ended September 30, 2001
	(Dollars in thousands)
	North America(3)	Multifamily	Data Services	Consolidated
Revenues	$71,017	$9,084	—	$80,101
EBITDA	21,047	4,382	—	25,429
Amortization and depreciation expense	45,876	4,076	—	49,952
Severance and other expense	1,817	—	—	1,817
Operating income (loss)	(26,646)	306	—	(26,340)
Capital expenditures for new accounts	4,129	1,591	—	5,720

(1)  Includes allocation of holding company and corporate overhead expenses reducing EBITDA and operating income (loss) by $5.0 million and $3.9 million for the nine months ended September 30, 2002 and 2001, respectively.

(2)  Includes allocation of holding company expenses reducing EBITDA and operating income (loss) by $0.3 million and $1.1 million for the three and nine months ended September 30, 2002, respectively.

(3)  Includes allocation of holding company and corporate overhead expenses reducing EBITDA and operating income (loss) by $1.2 million and $1.2 million for the three months ended September 30, 2002 and 2001, respectively.

10.          Income Taxes:

The difference between the expected annual effective rate and the federal statutory rate of 35% is primarily attributable to a tax benefit of approximately $2.7 million associated with the sale of the Canadian operations. The Company has a tax sharing agreement with Westar Energy, which allows it to be reimbursed for tax deductions utilized by Westar Energy in its consolidated tax return.  If Westar Energy were to own less than 80% of Westar Industries voting stock, or if Westar Industries were to own less than 80% of the Company’s voting stock, the Company would no longer file its tax return on a consolidated basis with Westar Energy.  As a result, a substantial portion of the Company’s net deferred tax assets of $268.4 million at September 30, 2002 would likely not be realizable and the Company would likely not be in a position to record a tax benefit for losses incurred. Accordingly, the Company would not be in a position to utilize the deferred tax asset and it would record a charge to earnings to establish a valuation allowance.  This charge could be material. See Note 7 for a discussion of the financial and corporate restructuring of Westar Energy recently ordered by the KCC.

11.                               Gain on retirement of debt:

The Company purchased its bonds from Westar Industries and in the open market and recognized gains on the retirement of these debt securities.  Prior to July 1, 2002, these gains were recognized as extraordinary gains.  Effective July 1, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13,

and Technical Corrections.”  This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 145 prohibits treating gains and losses associated with extinguishments resulting from a company’s risk management strategy as extraordinary.  Under SFAS 145, current gains and losses from the extinguishment of debt are reported as other income.  Gains or losses in prior periods that were previously classified as extraordinary that do not meet the APB Opinion No. 30 criteria have been reclassified to other income.  The adoption of this standard did not impact the Company’s net income or financial condition.

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

Overview

Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to approximately 1.1 million customers as of September 30, 2002.  Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers’ homes and businesses.  We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers.  In July 2002, we commenced providing information technology services to Westar Energy.

Summary of Significant Matters

Net Loss.  We incurred a net loss of $86.0 million for the year ended December 31, 2001 and a net loss of $773.3 million in the first nine months of 2002.  The net loss in 2001 reflects a decline in revenues and substantial charges incurred by us for amortization of customer accounts and goodwill and interest incurred on indebtedness.   Approximately $765.2 million of the net loss in the first nine months of 2002 is related to an impairment charge as discussed below.  In addition to the impairment charge in 2002, this net loss reflects a decline in revenue, substantial charges incurred by us for amortization of customer accounts, and interest incurred on indebtedness.  We do not expect to have earnings in the foreseeable future.

Kansas Corporation Commission Order.  On November 8, 2002, the Kansas Corporation Commission issued an Order which requires Westar Energy to initiate a corporate and financial restructuring, reverse specified accounting transactions described in the Order, review, improve and/or develop, where necessary, methods and procedures for allocating costs between utility and non-utility businesses, refrain from any action that would result in its electric businesses subsidizing non-utility businesses for KCC approval, reduce outstanding debt giving priority to reducing utility debt and pending the corporate and financial restructuring imposes limitations on Westar Energy’s ability to finance non-utility businesses such as ours. Westar Energy must charge interest to non-utility affiliates at the incremental costs of their debt. In addition, the Order suggests that the sale by Westar Energy of our stock should be explored, along with other alternatives, as a possible source of cash to be used to reduce Westar Energy debt. Westar Energy has a period of 90 days from the date of the Order to submit a plan for such corporate restructuring, although other provisions of the Order take effect immediately or within 30 days.

Among the provisions of the Order effective immediately is one which requires Westar Energy to seek the approval of the KCC before Westar Energy makes any loan to, investment in or transfer of cash to a non-utility affiliate in an amount in excess of $100,000. We do not believe this provision prohibits us from borrowing under our Senior Credit Facility with Westar Industries since the restriction applies only to Westar Energy and its Kansas Gas & Electric Company subsidiary. In addition, Westar Energy has advised us that Westar Energy does not believe this provision prohibits it from making payments to us pursuant to agreements between us, such as the outsourcing agreement and Aircraft Reimbursement Agreement discussed in Note 7 of the Notes to the Consolidated Financial Statements, or the tax sharing agreement discussed in Note 10 of the Notes to the Consolidated Financial Statements. Another provision effective immediately requires Westar Energy to seek the approval of the KCC before Westar Energy or any affiliate, which term includes us, invests more than $100,000 in an existing or new non-utility business. Westar Energy has advised us that Westar Energy does not believe this provision prohibits us from making investments in our business based upon other language in the Order. This provision and others which may require Westar Industries to transfer certain assets to Westar Energy may limit the resources available to Westar Industries for funding its obligations under our Senior Credit Facility. See Note 6 of the Notes to the Consolidated Financial Statements. Westar Energy has advised us that Westar Energy intends to file a motion for reconsideration or clarification of these and possibly other provisions, of the Order.

We and Westar Energy are in the process of reviewing and assessing the Order and its potential impact, which could be material, on our operations, prospects, liquidity, borrowing costs, financial condition and financial results.  Since the Order was issued recently and we and Westar are still assessing it, there may be additional issues arising from the Order not mentioned here, but which may have a similar impact on us.  A copy of the KCC Order has been filed as an exhibit to this report.

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

SFAS No. 144 establishes a new approach to determining whether our customer account asset is impaired.  The approach no longer permits us to evaluate its customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated.  Rather, the cash flow stream to be used under SFAS No. 144, is limited to future estimated undiscounted cash flows from customer accounts.  If the undiscounted cash flow stream from customer accounts is less than the combined book value of customer accounts and goodwill, an impairment charge would be required.

The new rule substantially reduces the net undiscounted cash flows used for impairment evaluation purposes as compared to the previous accounting rules.  The undiscounted cash flow stream has been reduced from the 16 year remaining life of the goodwill to the remaining life of customer accounts for impairment evaluation purposes.

To implement the new standards, we engaged an appraisal firm to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis, we recorded a non-cash net charge of approximately $765.2 million in the first quarter of 2002.  The charge is detailed as follows:

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

We are no longer permitted to amortize goodwill to income because of the adoption of SFAS No. 142.  The following table reflects our results for the three and nine months ended September 30, 2001, calculated using the new accounting standard for goodwill, compared to our results for the three and nine months ended September 30, 2002.

	Nine Months ended September 30,
	2002	2001
	(in thousands, except per share amounts)

Reported net loss	$(773,290)	$(64,746)
Add back: Goodwill amortization	—	32,277

Adjusted net loss	$(773,290)	$(32,469)

Basic earnings per share:
Reported net loss	$(7.88)	$(0.60)
Add back: Goodwill amortization	—	0.30

Adjusted net loss	$(7.88)	$(0.30)

	Three Months ended September 30,
	2002	2001
	(in thousands, except per share amounts)

Reported net loss	$(6,061)	$(25,154)
Add back: Goodwill amortization	—	10,661

Adjusted net loss	$(6,061)	$(14,493)

Basic earnings per share:
Reported net loss	$(0.06)	$(0.25)
Add back: Goodwill amortization	—	0.11

Adjusted net loss	$(0.06)	$(0.14)

Goodwill will be required to be tested each year for impairment. We have established July 1 as our annual impairment testing date.  We completed this testing during the third quarter of 2002 and determined that no additional impairment is required as of July 1, 2002. We will be required to perform impairment tests for long-lived assets prospectively if we incur recurring losses in excess of expectations or for other matters that may negatively impact our business.  Declines in market values of our business or the value of our customer accounts that may be incurred prospectively may also require additional impairment charges. Any such impairment charges could be material.

Securities and Exchange Commission Inquiry.  We, Westar Energy and our former independent auditor, Arthur Andersen LLP, have been advised by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the practices of us and Westar Energy with respect to the restatement of our first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of us and Westar Energy will be reaudited.  We intend to cooperate with the Staff in connection with such inquiry.

Estimated Lives of Customer Accounts Changed Based on Customer Account Lifing Study Results.  The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts.  The report showed our North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 9 years.  Our Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 10 years.  Taking into account the results of the lifing study, we adjusted the amortization of customer accounts for our North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues.  In the first quarter of 2002, we changed our amortization rate for our North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method.  For the Multifamily pool we reduced our estimated customer life from 10 to 9 years and will continue to amortize on a straight-line basis.  We account for these amortization changes prospectively as a change in estimate.  These changes in estimates increased amortization expense for the three and nine months ended September 30, 2002 on a pre-tax basis by approximately $0.3 million and $1.0 million, respectively and on an after tax basis by approximately $0.2 million and $0.6 million, respectively.  The change in estimate had no significant impact on reported earnings per share.

Discontinued Operations – Sale of Canadian Operations.  During the second quarter of 2002 we entered into negotiations for the sale of our Canadian business which was included in our North American segment.  The sale was consummated on July 9, 2002.  We recorded a pretax impairment loss of approximately $2.0 million and an after tax loss of approximately $1.3 million in the second quarter of 2002 as a result of the sale.

The net operating losses of these operations are included in the consolidated statements of operations under “discontinued operations.”  The net operating loss for the nine months ended September 30, 2002 of $1.6 million includes an impairment loss on customer accounts of approximately $1.9 million.   An impairment charge of $2.3 million relating to the Canadian operations’ goodwill is reflected in the consolidated statement of operations as a cumulative effect of accounting change on discontinued operations.  No revenue from these operations was recorded in the three months ended September 30, 2002.  Revenues from these operations were $4.2 million for the nine months ended September 30, 2002, compared to $2.1 million and $6.3 million for the three and nine months ended September 30, 2001.

The major classes of assets and liabilities of the Canadian operations are as follows (in thousands):

December 31, 2001
Assets:
Current	$478
Property and equipment	571
Customer accounts, net	16,992
Goodwill	4,842
Other	55
Total assets	$22,938

Current liabilities	$1,364

Potential write down of deferred tax assets. We have a tax sharing agreement with Westar Energy which allows us to be reimbursed for tax deductions utilized by Westar Energy in its consolidated tax return.  If Westar Energy were to own less than 80% of Westar Industries voting stock, or if Westar Industries were to own less than 80% of our voting stock, we would no longer file our tax return on a consolidated basis with Westar Energy.  As a result, a substantial portion of our net deferred tax assets of $268.4 million at September 30, 2002 would likely not be realizable and we would likely not be in a position to record a tax benefit for losses incurred. Accordingly, we would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.

Amendments to the Senior Credit Facility.  Our Senior Credit facility with Westar Industries has been amended to increase the capacity from $155 million to $280 million during the first nine months of 2002.  On August 26, 2002 the Senior Credit Facility was further amended to extend the maturity date to January 5, 2004.  We incurred amendment fees totaling $2.4 million for these amendments.  At November 8, 2002, we had outstanding borrowings of $215.5 million and $64.5 million of remaining capacity.

Retirement of Additional Debt.   In the first nine months of 2002, we purchased at cost, which approximated fair value, $83.9 million face value of our bonds from Westar Industries and $18.9 million face value of our bonds in the open market for a total of $82.9 million.  As a result of these transactions, we recognized a gain of $19.3 million.

Prior to July 1, 2002, these gains were recognized as extraordinary gains.  Effective July 1, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 145 prohibits treating gains and losses associated with extinguishments resulting from a company’s risk management strategy as extraordinary.  Under SFAS 145, current gains and losses from the extinguishment of debt are reported as other income.  Gains or losses in prior periods that were previously classified as extraordinary that do not meet the APB Opinion No. 30 criteria have been reclassified to other income.  The adoption of this standard did not impact our net income or financial condition.

Share Repurchase.  In the first quarter of 2002, we purchased 1,000,000 shares of our common stock in the open market for $2.2 million. As of November 8, 2002, we had authority from our board of directors to purchase an additional approximately 8.2 million shares of our common stock.

Customer Creation and Marketing.   For the three and nine months ended September 30, 2002, our North America segment added 12,660 and 33,606 accounts, respectively, although our net number of accounts decreased by 11,407 and 45,090 accounts, respectively. For the three and nine months ended September 30, 2001, our North America segment added 11,223 and 37,520 accounts, respectively, and our net number of accounts decreased by 34,597 and 119,620 accounts, respectively.  Multifamily added 6,607 and 18,989 accounts for the three and nine months ended September 30, 2002, respectively, with its net number of accounts increasing by 1,331 and 3,330 accounts for the three and nine months ended September 30, 2002, respectively.  For the three and nine months ended September 30, 2001, Multifamily added 8,111 and 28,198 accounts, respectively, and its net number of accounts increasing by 3,204 accounts and 14,562 accounts, respectively.

Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales.  Our internal sales program was started in February 2000 on a commission only basis with a goal of creating accounts at a cost lower than our external programs. In 2001, we revised and enhanced our internal sales program and, in early 2002, we introduced modest base compensation.  This program utilizes our existing branch infrastructure in approximately 60 markets.  The internal sales program generated 32,715 accounts and 34,067 accounts in the nine months ended September 30, 2002 and 2001, respectively.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.

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

Recurring monthly revenue.  A common measure of value in the alarm industry is recurring monthly revenue (“RMR”), as alarm companies are generally valued at multiples of RMR. RMR represents the amount of revenue under contract at a given point in time for monitoring and service. As of September 30, 2002 the North America RMR excluding wholesale accounts was approximately $17.6 million and the Multifamily RMR was approximately $2.8 million.

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

Customer attrition by business segment for the three months ended September 30, 2002 and 2001 is summarized below:

	Customer Account Attrition
	September 30, 2002		September 30, 2001
	Annualized Third Quarter	Trailing Twelve Month	Annualized Third Quarter	Trailing Twelve Month

North America(1)	11.8%	14.9%	19.7%	17.0%
Multifamily	6.4%	6.7%	6.1%	5.9%
Total Company	10.2%	12.6%	16.2%	14.4%

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

Revenue and Expense Recognition. Revenues are recognized when security services are provided.  Installation revenue, sales revenues on equipment upgrades, direct costs of installations and direct and incremental selling costs are deferred for residential customers with service contracts.  For commercial customers and national account customers, revenue recognition is dependent upon each specific customer contract.  In instances when the company sells the equipment outright, revenues and costs are recognized in the period incurred.  In cases where there is no outright sale, revenues and direct costs are deferred and amortized.

Deferred installation revenues and system sales revenues will be recognized over the expected useful life of the customer, which is a 10 year period, utilizing a 135% accelerated method for North America and a 9 year period, utilizing a straight line method for Multifamily.  To the extent deferred costs are less than deferred revenues, such costs are also recognized over the customers’ estimated useful life.  Deferred costs in excess of deferred revenues will be recognized on a straight line method over the contract life, usually 3 years for North America and 5 to 10 years for Multifamily.  The table below reflects the impact of this accounting policy on the respective line items of the Statement of Operations for the nine months ended September 30, 2002.  The “Total Amount Incurred” column represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	Total Amount Incurred	North America		Multifamily		Accrual Amount Per Statement Of Operations
		Deferral Amount	Amortization Amount	Deferral Amount	Amortization Amount
	(dollars in thousands)

Revenues - Other	$24,635	(11,859)	1,632	(465)	53	$13,996
Cost of Revenues - Other	$19,397	(6,188)	551	(476)	58	$13,342
Selling Expense	$25,602	(9,591)	1,290	(27)	2	$17,276

Deferred revenues also result from customers who are billed for monitoring, extended service protection and patrol and response services in advance of the period in which such services are provided, on a monthly, quarterly or annual basis.

Valuation and Amortization of Customer Account Intangible Assets. These assets are tested for impairment as circumstances warrant.  Factors we consider important that could trigger an impairment review include the following:

•                    high levels of customer attrition;

•                    continuing recurring losses in excess of expectations; and

•                    declines in the market value of our publicly traded equity and debt securities.

An impairment would be recognized when the undiscounted expected future operating cash flows by customer pool derived from customer accounts is less than the carrying value of the asset groups associated with the customer accounts and the fair value of customer accounts is less than the carrying value.  See “Impairment Charge Pursuant to New Accounting Rules” for a more complete discussion of our policy and of the impairment recorded on these assets in the first quarter of 2002 pursuant to the adoption of new accounting rules.

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

Operating Results

We separate our business into three reportable segments: North America, Multifamily, and Data Services.  North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems.

As discussed above, we sold our Canadian operations in July 2002 which previously had been included in our North America segment.  We are therefore excluding the impact of the Canadian operations in the following analyses.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.   Data Services provides information technology services to Westar Energy.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Protection One Consolidated

Revenues decreased approximately $31.1 million primarily due to the decline in our customer base.  Cost of revenues decreased approximately $7.9 million and general and administrative costs decreased approximately $15.4 million primarily due to the consolidation of our call centers, downsizing efforts and other cost reduction initiatives.  Selling costs increased approximately $4.1 million primarily due to increased efforts to generate new customers through our internal sales force. Interest expense decreased by approximately $8.2 million primarily due to a reduction in debt.

North America Monitoring Segment

We present the table below for comparison of our North America monitoring operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Nine Months Ended September 30,
	2002		2001
	(dollars in thousands)
Revenues:
Monitoring and related services	$177,247	92.8%	$218,841	95.6%
Other	13,699	7.2	10,111	4.4

Total revenues	190,946	100.0	228,952	100.0

Cost of revenues:
Monitoring and related services	53,686	28.1	70,153	30.6
Other	12,971	6.8	9,364	4.1

Total cost of revenues	66,657	34.9	79,517	34.7

Gross profit	124,289	65.1	149,435	65.3
Selling expense	15,717	8.2	11,738	5.1
General and administrative expense	54,421	28.5	73,052	31.9
Amortization and depreciation expense	60,132	31.5	137,674	60.1
Severance and other expense	1,613	0.8	6,512	2.9
Loss on impairment	338,104	177.1	—	0.0
Operating income (loss)	$(345,698)	(181.0)%	$(79,541)	(34.7)%

2002 Compared to 2001.  We had a net decrease of 45,090 customers in the first nine months of 2002, as compared to a net decrease of 119,620 customers in the first nine months of 2001.  Further analysis of the change in the North American account base between the two periods is shown in the table below.  The “Conversion adjustments” line item reflects the impact on the calculation of our customer base from the conversion of our Wichita, Hagerstown, Beaverton and Irving monitoring and billing systems to our new technology platform, MAS®. These conversion adjustments relate to how a customer is defined and the transition of that definition from one system to another.

Our customer base will continue to decline until our programs to acquire and create new accounts generate the volume of accounts required to equal or exceed those lost due to attrition.  We are also investing considerable effort to reduce attrition.  While net losses have decreased significantly, until we achieve equilibrium between additions and attrition, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on reducing attrition, developing cost effective marketing programs, and generating positive cash flow.

	Nine Months Ended September 30,
	2002	2001

Beginning Balance, January 1	806,774	1,023,023
Additions	33,606	37,520
Conversion adjustments	—	(15,180)
Customer losses from dispositions	—	(9,440)
Customer losses not guaranteed with holdback put backs	(75,504)	(122,427)
Customer losses guaranteed with holdback put backs and other	(3,192)	(10,093)
Ending Balance, September 30	761,684	903,403

Monitoring and related services revenues decreased approximately $41.6 million in the first nine months of 2002 as compared to the first nine months of 2001 primarily due to the decline in our customer base. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues increased in the first nine months by $3.6 million or 35.5% to $13.7 million in 2002 from $10.1 million in 2001 primarily due to the completion in 2002 of large system integration projects that were commenced or sold in late 2001. These revenues consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers.

Cost of monitoring and related services revenues for the first nine months of 2002 decreased by $16.5 million, or 23.5%, to $53.7 million from $70.2 million for the first nine months of 2001. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  The decrease is primarily due to a reduction of telecommunication costs and wage expense associated with the consolidation of our call centers and other cost reduction initiatives.  Costs of monitoring and related services revenues as a percentage of the related revenues decreased to 30.3% in the first nine months of 2002 from 32.1% in the first nine months of 2001.  This improvement arises from the percentage reduction in monitoring and related costs exceeding the percentage reduction in related revenues.

Cost of other revenues increased by $3.6 million from $9.4 million in the first nine months of 2001 to $13.0 million in the first nine months of 2002 primarily due to the completion in 2002 of large system integration projects that were commenced or sold in late 2001 and resulted in little or no profit margin. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers.  These costs as a percentage of other revenues were approximately 94.7% for the first nine months of 2002 as compared to approximately 92.6% for the first nine months of 2001.

Selling expenses increased $4.0 million or 33.9% to $15.7 million in the first nine months of 2002 from $11.7 million in 2001.  The increase is due to our increased efforts to generate new customers through an internal sales force.

General and administrative expenses decreased $18.6 million or 25.5% from $73.0 million to $54.4 million in the first nine months of 2002.  The decrease is generally comprised of reductions in outside services primarily due to completion of special software projects and a reduction in wages and related benefits due to a reduction in workforce.  Other decreases include a reduction in professional fees, collection agency expense, rents and telecommunication expense.  These decreases are partially offset by a $4.0 million expense for a management fee to Westar Industries beginning in 2002.  As a percentage of total revenues, general and administrative expenses decreased to 28.5% for the first nine months of 2002 from 31.9% for the first nine months of 2001 because the percentage reduction in these costs exceeded the percentage decline in revenues.

Amortization and depreciation expense for the first nine months of 2002 decreased by $77.6 million, or 56.3%, to $60.1 million from $137.7 million. This decrease reflects a reduction in subscriber amortization of $48.1 million primarily related to the impairment charge and a decrease in goodwill amortization of $29.3 million due to implementation of SFAS No. 142.  The remaining $0.2 million decrease is from depreciation expense.

Severance and other expense decreased $4.9 million, or 75.2%, from $6.5 million to $1.6 million in the first nine months of 2002.  This expense for 2002 consisted primarily of severance and relocation costs related to the consolidation of our monitoring operations.  This expense for 2001 is primarily for severance charges incurred in the closing of our Beaverton and Hagerstown customer service centers, the reduction of 180 positions, the discontinuation of the National Accounts and Patrol divisions and the relocation of certain departments, as well as other costs incurred with the closure of facilities.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Nine Months Ended September 30,
	2002		2001
	(dollars in thousands)
Revenues:
Monitoring and related services	$27,765	98.9%	$26,428	98.0%
Other	297	1.1	535	2.0
Total revenues	28,062	100.0	26,963	100.0

Cost of revenues:
Monitoring and related services	6,321	22.5	5,981	22.2
Other	371	1.3	546	2.0
Total cost of revenues	6,692	23.8	6,527	24.2

Gross profit	21,370	76.2	20,436	75.8

Selling expense	1,559	5.6	1,411	5.2
General and administrative expenses	8,712	31.0	6,064	22.5
Amortization and depreciation expense	6,227	22.2	12,111	44.9

Operating income	$4,872	17.4%	$850	3.2%

2002 Compared to 2001.  We had a net increase of 3,330 customers in the first nine months of 2002 as compared to a net increase of 14,562 customers in 2001.  The average customer base was 328,214 for the first nine months of 2002 compared to 315,238 for the first nine months of 2001.  The change in Multifamily’s customer base for the period is shown below.

	Nine Months Ended September 30,
	2002	2001

Beginning Balance, January 1,	326,549	307,957
Additions, net of holdback put backs	18,989	28,198
Customer losses, net of holdback put backs	(15,659)	(13,636)
Ending Balance	329,879	322,519

Annualized Attrition	6.4%	5.8%

Monitoring and related services revenues were $27.8 million in 2002 compared to $26.4 million in 2001. This 5.1% increase was primarily the result of an increase in the average customer base of 4.1% and increased repair billings and contract buyouts.  This increase was partially offset by a decline in our recurring monthly revenue (“RMR”) per customer primarily due to an increasing number of renewals which provide for significant extensions at a reduced RMR.

Other revenues decreased slightly to $0.3 million in 2002 from $0.5 million in 2001 primarily due to a decrease in outright sales of access control systems.

Cost of monitoring and related services revenues for the first nine months of 2002 increased $0.3 million to $6.3 million in 2002 from $6.0 million in 2001.  This 5.7% increase is primarily the result of the increase in the subscriber base and increased field service costs.

Cost of other revenues decreased by $0.1 million, or 32.1% to $0.4 million from $0.5 million in 2001 due to the decline in outright sales of access control systems.

Selling expense in 2002 increased slightly to $1.6 million from $1.4 million in 2001.  This increase is primarily due to an increase in the sales force.

General and administrative expenses for the first nine months of 2002 increased $2.6 million to $8.7 million from $6.1 million in 2001.  This 43.7% increase is primarily due to the allocation of holding company expenses which were not allocated in 2001 until the fourth quarter, the deferral of certain costs in 2001 and increased facility and insurance costs offset by lower professional fees.

Amortization and depreciation expense for 2002 decreased by $5.9 million, or 48.6%, to $6.2 million from $12.1 million in 2001.  This decrease is due to the elimination of goodwill amortization totaling $7.2 million resulting from a change in accounting principle offset by an increase in subscriber amortization resulting from a change in estimate of the subscriber life from 10 years to 9 years and the increasing customer base being amortized.

Data Services Segment

In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. (“PODS”) and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees.   Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provides Westar Energy information technology services.  As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees.  PODS performs the information technology services and functions for a fixed annual fee of $20.9 million subject to adjustment.  No assets were transferred to PODS, but PODS has access to Westar Energy’s equipment, software and facilities to provide the information technology services.  The term of the outsourcing agreement expires December 31, 2005, subject to the right of either party to terminate the agreement on six months prior written notice, provided that notice of termination may not be given prior to June 30, 2003.  As of September 30, 2002, Data Services recorded revenues of $5.8 million and cost of revenues of $4.8 million.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Protection One Consolidated

Monitoring and related services revenues decreased approximately $10.2 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily due to the decline in our customer base.  This decrease in monitoring revenue was partially offset by a $2.2 million increase in other revenue and the addition of $5.8 million of revenue from our Data Services segment resulting in a decrease in total revenues of $2.3 million.  Cost of monitoring and related services revenues decreased approximately $2.5 million primarily due to the consolidation of our call centers.  Total cost of revenues increased $4.0 million due to an increase in outright sales of equipment and the addition of our Data Services segment.  General and administrative costs decreased approximately $4.6 million due to downsizing efforts and other cost reduction initiatives.  Selling costs increased approximately $2.7 million primarily due to increased efforts to generate new customers through our internal sales force.  Interest expense decreased by approximately $1.9 million primarily due to a reduction in debt.

North America Monitoring Segment

We present the table below for comparison of our North America monitoring operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended September 30,
	2002		2001
	(dollars in thousands)
Revenues:
Monitoring and related services	$57,325	91.9%	$68,152	96.0%
Other	5,058	8.1	2,865	4.0

Total revenues	62,383	100.0	71,017	100.0

Cost of revenues:
Monitoring and related services	17,547	28.1	20,005	28.2
Other	4,750	7.6	3,055	4.3

Total cost of revenues	22,297	35.7	23,060	32.5

Gross profit	40,086	64.3	47,957	67.5
Selling expense	5,952	9.5	3,357	4.7
General and administrative expense	17,803	28.6	23,553	33.2
Amortization and depreciation expense	20,033	32.1	45,876	64.6
Severance and other expense	1,063	1.7	1,817	2.6

Operating income (loss)	$(4,765)	(7.6)%	$(26,646)	(37.6)%

2002 Compared to 2001.   We had a net decrease of 11,407 customers in the third quarter of 2002 as compared to a net decrease of 34,597 customers in the third quarter of 2001. Further analysis of the change in the North American account base between the two periods is shown in the table below.  The “Conversion adjustments” line item reflects the impact on the calculation of our customer base from the conversion of our Irving monitoring and billing system to MAS®.  These conversion adjustments relate to how a customer is defined and the transition of that definition from one system to another.

Our customer base will continue to decline until our programs to acquire and create new accounts generate the volume of accounts required to equal or exceed those lost due to attrition.  We are also investing considerable effort to reduce attrition.  While net losses have decreased significantly, until we achieve equilibrium between additions and attrition, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on reducing attrition, developing cost effective marketing programs, and generating positive cash flow.

	Three Months Ended September 30,
	2002	2001

Beginning Balance, July 1	773,091	938,000
Additions	12,660	11,223
Conversion adjustments	—	(2,968)
Customer losses not guaranteed with holdback put backs	(22,676)	(45,423)
Customer losses guaranteed with holdback put backs and other	(1,391)	2,571
Ending Balance, September 30	761,684	903,403

Annualized quarterly attrition	11.8%	19.7%

Monitoring and related services revenues decreased approximately $10.8 million or 15.9% in the third quarter of 2002 compared to the third quarter of 2001.  This is primarily due to the decline in our customer base.

Other revenues consist primarily of revenues generated from our internal installations of new alarm systems. These revenues increased $2.2 million or 76.5% in the third quarter of 2002 compared to the third quarter of 2001.

Cost of monitoring and related services revenues for the third quarter of 2002 decreased by $2.5 million, or 12.3%, to $17.5 million from $20.0 million for the third quarter of 2001. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  The decrease is primarily due to a reduction of telecommunication costs and wage expense associated with the consolidation of our call centers and other cost reduction initiatives.  Costs of monitoring and related services revenues as a percentage of the related revenues increased to 30.6% in the third quarter of 2002 from 29.4% in the third quarter of 2001.

Cost of other revenues increased $1.7 million to $4.7 million or 55.5% for the third quarter of 2002 compared to the third quarter of 2001.

Selling expenses increased $2.6 million from $3.4 million in the third quarter of 2001 to $6.0 million in the third quarter of 2002.  The increase is generally due to an increase in the internal sales force and the resulting increase in sales commissions, wages and benefits, and support costs.

General and administrative expenses decreased $5.8 million from $23.6 million in the third quarter of 2001 to $17.8 million in the third quarter of 2002. The decrease in 2002 is comprised generally of a $1.8 million decrease in outside services primarily relating to the conversion of our billing and monitoring systems, and a $1.5 million reduction in wages and related benefits.  Other decreases include a reduction in professional fees, rents, corporate advertising, bad debts, telecommunication, and other general expense. These decreases were partially offset by a $1.3 million expense for the third quarter of 2002 related to the financial advisory fee to Westar Industries and an increase in our directors’ and officers’ insurance premiums.  As a percentage of total revenues, general and administrative expenses decreased in the third quarter of 2002 compared to the third quarter of 2001 because the percentage reduction in these costs exceeded the percentage decline in revenues.

Amortization and depreciation expense for the third quarter of 2002 decreased by $25.9 million, or 56.3%, to $20.0 million from $45.9 million in the third quarter of 2001.  This decrease reflects a reduction in subscriber amortization expense of $16.0 million related to the impairment charge and a $9.7 million decrease in goodwill amortization due to the implementation of SFAS No. 142.  The remaining decrease of $0.2 million is attributable to depreciation.

Severance and other expense decreased $0.7 million in the third quarter of 2002 to $1.1 million compared to $1.8 million in the third quarter of 2001.  The expenses consisted primarily of severance charges incurred in the reduction of our workforce and certain other costs incurred with the closure of facilities.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended September 30,
	2002		2001
	(dollars in thousands)
Revenues:
Monitoring and related services	$9,483	98.4%	$8,871	97.7%
Other	154	1.6	213	2.3

Total revenues	9,637	100.0	9,084	100.0

Cost of revenues:
Monitoring and related services	1,994	20.7	2,014	22.2
Other	204	2.1	162	1.8

Total cost of revenues	2,198	22.8	2,176	24.0

Gross profit	7,439	77.2	6,908	76.0

Selling expense	522	5.4	458	5.0
General and administrative expenses	2,655	27.6	2,068	22.8
Amortization and depreciation expense	2,137	22.2	4,076	44.9

Operating income	$2,125	22.0%	$306	3.3%

2002 Compared to 2001.  We had a net increase of 1,331 customers in the third quarter of 2002 as compared to an increase of 3,204 customers in 2001.  The average customer base was 329,214 for the third quarter of 2002 compared to 320,917 for the third quarter of 2001.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended September 30,
	2002	2001

Beginning Balance, July 1	328,548	319,315
Additions, net of holdback put backs	6,607	8,111
Customer losses, net of holdback put backs	(5,276)	(4,907)
Ending Balance, September 30	329,879	322,519

Annualized attrition	6.4%	6.1%

Monitoring and related services revenues was $9.5 million in the third quarter 2002 compared to $8.9 million in 2001 resulting from an increase in the average customer base and increased repair billings and contract buyouts.  This increase was partially offset by a decline in our recurring monthly revenue (“RMR”) per customer due primarily to an increasing number of renewals which provide for significant contract extensions at a reduced RMR.

Other revenues in the third quarter of 2002 remained consistent with the third quarter of 2001 at $0.2 million.

Cost of monitoring and related services revenues for the third quarter of 2002 and 2001 was $2.0 million.  Costs of monitoring and related revenues as a percentage of related revenues decreased slightly to 21.0% in the third quarter of 2002 from 22.7% in the third quarter of 2001 primarily as a result of increased contract buyout revenue.

Cost of other revenues remained consistent in the third quarter of 2002 compared to 2001 at $0.2 million.

Selling expense in the third quarter of 2002 remained consistent with the third quarter of 2001 at $0.5 million.

General and administrative expenses for the third quarter of 2002 increased to $0.6 million to $2.7 million in 2002 from $2.1 million in the third quarter of 2001.  This 28.4% increase is primarily due to the allocation of holding company expenses which were not allocated in 2001 until the fourth quarter and the deferral of certain costs in 2001.

Amortization of intangibles and depreciation expense for the third quarter of 2002 decreased by $2.0 million, or 47.6% to $2.1 million from $4.1 million in 2001.  This decrease is due to the elimination of goodwill amortization totaling $2.4 million resulting from a change in accounting principle offset by an increase in subscriber amortization resulting from a change in estimate of the subscriber life from 10 years to 9 years and the increasing customer base being amortized.

Data Services Segment

For the third quarter of 2002, Data Services recorded revenues of $5.8 million and cost of revenues of $4.8 million as described above.

Liquidity and Capital Resources

We believe we will have sufficient cash to fund future operations of our business in 2003 from a combination of cash flow from our security monitoring customer base which generated $31.0 million from operating activities in the first nine months of 2002, possible asset sales and borrowings under our existing Senior Credit Facility with Westar Industries, which had approximately $64.5 million of availability at November 8, 2002.  We have sought to obtain a third party source of funds to replace those provided by Westar Industries under our Senior Credit Facility. The Kansas Corporation Commission has issued an order prohibiting Westar Energy from making loans or capital contributions to Westar Industries.  This order limits the resources available to Westar Industries for funding its obligations under the Senior Credit Facility and which may require Westar Industries to transfer certain assets to Westar Energy. We have not been able to obtain another lender or lenders on terms or at a cost acceptable to us or Westar Industires.  We can give no assurance that we would be able to obtain adequate financing from third party sources should that become necessary.

The Senior Credit Facility currently expires on January 5, 2004. We expect to renew the facility with Westar Industries unless efforts to replace the facility with financing from an unaffiliated third party lender are successful.  The success of these efforts will depend on improvements in our operating and financial performance.  We would face significant liquidity issues if we were unable to renew the Senior Credit Facility with Westar Industries or if Westar Industries were unable to fund its obligations under the Senior Credit Facility. In this event, we would take appropriate measures to manage our cash flow, including but not limited to decreasing investments in new subscribers, curtailing other capital expenditures, evaluating assets for sale and seeking to replace the Senior Credit Facility with a third party lender. We can give no assurances or guarantees that these measures would be sufficient to maintain our liquidity.

Our ability to borrow under the facility is subject to compliance with certain financial covenants including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0.  At September 30, 2002, the ratios were approximately 4.9 to 1.0 and 2.7 to 1.0, respectively.

Operating Cash Flows for the Nine Months Ended September 30, 2002.  Our operating activities provided net cash flows of $31.0 million for the first nine months of 2002.

Investing Cash Flows for the Nine Months Ended September 30, 2002. We used a net $9.7 million for our investing activities in the first nine months of 2002.  We used $17.4 million in cash to install and acquire new accounts, $5.8 million to acquire fixed assets and $1.4 million to acquire AV ONE, Inc. from Westar Industries.  We received $18.6 million from the disposition of assets and sale of customer accounts.

Financing Cash Flows for the Nine Months Ended September 30, 2002.  We used a net $24.9 million in cash for financing activities in the first nine months of 2002.  We used $13.8 million to purchase stock of Westar Energy.  We increased our borrowings under the Senior Credit Facility by $76.5 million.  We used cash to purchase $102.8 million in face value of our outstanding debt for $82.9 million and to acquire 1,000,000 shares of our outstanding stock for $2.2 million.  At September 30, 2002, the Senior Credit Facility had a weighted average interest rate of 5.6% and an outstanding balance of $214.0 million.

Debt and Equity Repurchase Plans.  We may from time to time purchase our debt and equity securities as well as Westar Energy’s debt and equity securities in the open market or through negotiated transactions.  The timing and terms of purchases, and the amount of debt or equity actually purchased will be determined based on market conditions and other factors.  As of November 8, 2002, we had authority from our board of directors to purchase an additional approximately 8.2 million shares of our common stock.  Our board of directors has also authorized the purchase of up to an additional $16.9 million in Westar Energy debt and equity securities.

Material Commitments.  We have future, material, long–term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Senior Credit Facility, refinancings and positive operating cash flows. The following reflects our commitments as of September 30, 2002:

	Payment Due by Period
	2002	2003 - 2004	2005 - 2006	Thereafter	Total
	(Dollars in thousands)

At September 30, 2002:
Contractual Cash Obligations

Long-term debt(a)	$—	$9,725	$221,172	$110,340	$341,237
Capital lease obligations	89	552	—	—	641
Operating leases	3,360	16,104	7,054	6,350	32,868
Unconditional purchase obligations(b)	1,015	6,090	—	—	7,105
Other long-term obligations	—	—	—	—	—
Total contractual cash obligations	$4,464	$32,471	$228,226	$116,690	$381,851

(a)          Excludes $1.4 million premium which is being amortized to income.

(b)         Contract tariff for telecommunication services.

The table below shows our total commercial commitments and the expected expiration per period:

	Amount of Commitment Expiration Per Period
	2002	2003 - 2004	2005 - 2006	Thereafter	Total
	(Dollars in thousands)

At September 30, 2002:
Other Commercial Commitments

Line of credit	$—	$214,000	$—	$—	$214,000
Standby letters of credit	1,000	2,000	—	—	3,000
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—
Total commercial commitments	$1,000	$216,000	$—	$—	$217,000

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
Senior debt/annualized current quarter EBITDA less than 4.0 to 1.0

At September 30, 2002, we were in compliance with the covenants under these debt instruments and we expect to remain in compliance for the remainder of the year.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Credit Ratings.  As of November 8, 2002, the major rating agencies carried the following ratings on our outstanding public debt:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	B	CCC+	Negative
Moody’s	B3	Caa2	Negative
Fitch	B	CCC+	Negative

In general, declines in our credit ratings make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

Capital Expenditures.  We anticipate making capital expenditures of approximately $35 million in 2002, of which $25 million has been expended.  Of the $35 million, we plan to invest approximately $10 million for fixed assets and $25 million to create customer accounts.  Capital expenditures for 2003 and 2004 are expected to be approximately $40 million and $45 million, respectively.  Of these amounts, approximately $30 million and $35 million would be to create accounts with the balance for fixed assets in 2003 and 2004, respectively.  These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented.  We believe that our capital requirements will be met for the balance of 2002 through the use of internally generated funds, asset sales, the Senior Credit Facility or external financings.  See “Liquidity and Capital Resources” above.

Tax Matters

We have a tax sharing agreement with Westar Energy which allows us to be reimbursed for tax deductions utilized by Westar Energy in its consolidated tax return.  If Westar Energy were to own less than 80% of Westar Industries voting stock, or if Westar Industries were to own less than 80% of our voting stock, we would no longer file our tax return on a consolidated basis with Westar Energy.  As a result, a substantial portion of our net deferred tax assets of $268.4 million at September 30, 2002 would likely not be realizable and we would likely not be in a position to record a tax benefit for losses incurred.  Accordingly, we would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable.  This charge could be material and could have a material adverse effect on our business, financial condition, and results of operations.  In addition, as a result of a separation, we would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy.  In February 2002, we received a payment of approximately $1.7 million and in 2001 and 2000, we received aggregate payments from Westar Energy of $19.1 million and $48.9 million, respectively.  We do not expect to receive any payments from Westar Energy for our 2002 tax benefit prior to the first quarter of 2003. See Note 7 of the Notes to Consolidated Financial Statements for a discussion of the KCC Order requiring Westar Energy to initiate a corporate and financial restructuring.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not experienced any significant changes in its exposure to market risk since December 31, 2001.  For additional information on the Company’s market risk, see Item 7A of the Form 10-K for the year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recordings, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated by reference.

Exhibit Number	Exhibit Description
10.1	Tenth Amendment of Credit Agreement effective as of July 25, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.2	Eleventh Amendment of Credit Agreement effective as of August 26, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.3	Twelfth Amendment of Credit Agreement effective as of September 11, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.4	Consent and Limited Waiver Agreement dated July 1, 2002 between Protection One, Inc. and Westar Energy, Inc.
99.1	Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
99.2	The State Corporation Commission of the State of Kansas Order Requiring Financial and Corporate Restructuring by Western Resources, Inc. issued November 8, 2002.

(b)   During the quarter ended September 30, 2002, the Company filed one Current Report on Form 8-K dated September 27, 2002, announcing that on September 17, 2002 our indirect parent, Westar Energy, Inc., was served with a federal grand jury subpoena by the United States Attorney’s Office concerning the use of aircraft leased by our parent, Westar Industries, Inc., and our subsidiary AV One, Inc. and inquiries relating to annual shareholder meetings of Westar Energy Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2002	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/	Darius G. Nevin
Darius G. Nevin
Executive Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

I, Richard Ginsburg, certify that:

1.               I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Protection One, Inc. and Protection One Alarm Monitoring, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.               The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6.               The registrants’ other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ Richard Ginsburg
Richard Ginsburg
President and Chief Executive Officer

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

I, Darius G. Nevin, certify that:

1.               I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Protection One, Inc. and Protection One Alarm Monitoring, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.               The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6.               The registrants’ other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ Darius G. Nevin
Darius G. Nevin
Executive Vice President and Chief Financial Officer

Exhibit List

Exhibit Number	Exhibit Description
10.1	Tenth Amendment of Credit Agreement effective as of July 25, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.2	Eleventh Amendment of Credit Agreement effective as of August 26, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.3	Twelfth Amendment of Credit Agreement effective as of September 11, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc.
10.4	Consent and Limited Waiver Agreement dated July 1, 2002 between Protection One, Inc. and Westar Energy, Inc.
99.1	Certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
99.2	The State Corporation Commission of the State of Kansas Order Requiring Financial and Corporate Restructuring by Western Resources, Inc. issued November 8, 2002.