Form 10-K
period 2002-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2003-04-11
CIK 916230, 916310

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

(None)
(Title of Class)

        Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

        The aggregate market value of common stock of Protection One, Inc. held by nonaffiliates on June 28, 2002 (based on the last sale price of such shares on the New York Stock Exchange) was $32,625,956.

        As of April 3, 2003, Protection One, Inc. had 98,107,084 shares of Common Stock outstanding, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions I (1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format set forth therein. Protection One's sole asset is Protection One Alarm Monitoring and Protection One Alarm Monitoring's wholly owned subsidiaries, as such there are no separate financial statements for Protection One Alarm Monitoring, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of Protection One, Inc.'s proxy statement on Schedule 14A to be furnished to stockholders in connection with its Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K. Such proxy statement is expected to be filed with the Commission no later than April 30, 2003.

PART I

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Report") and the materials incorporated by reference herein include "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we "believe," "expect," "anticipate" or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, the impact on us of recent orders of the Kansas Corporation Commission including those requiring the financial and corporate restructuring of Westar Energy, the impact of the proposed sale by Westar Energy of its ownership interests in us, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among others, the factors discussed in the section entitled "Risk Factors." The forward-looking statements included herein are made only as of the date of this Report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.    BUSINESS

        Unless the context otherwise indicates, all references in this Report to the "Company", "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. ("Protection One Alarm Monitoring") and Protection One Alarm Monitoring's wholly owned subsidiaries. Protection One's sole asset is Protection One Alarm Monitoring and Protection One Alarm Monitoring's wholly owned subsidiaries, as such there are no separate financial statements for Protection One Alarm Monitoring, Inc. Each of Protection One and Protection One Alarm Monitoring is a Delaware corporation organized in September 1991.

Westar Energy's Proposed Disposition of Our Stock

        Westar Energy Inc. ("Westar Energy") is a public electric utility and is regulated by the Kansas Corporation Commission ("KCC"). Westar Energy, through its wholly owned subsidiary Westar Industries, Inc., owns approximately 88% of Protection One. On November 8, 2002 the KCC issued an Order, that among many findings and directives, requested Westar Energy consider selling its investment in Protection One.

        Westar Energy subsequently announced that it intends to dispose of its investment in Protection One. We expect to work closely with Westar Energy's management to identify alternatives that are in the best interest of all of our shareholders.

        See further discussion relating to this and additional Orders issued by the KCC and their impact on us in "Significant Business Developments—Kansas Corporation Commission Orders."

Matters to Consider

        We have reported losses for the past several years, working capital has decreased and Westar Energy has announced that it intends to sell its investment in us. Additionally, our current primary financing source is through a credit facility with Westar Energy and credit available under such facility has been limited. We have evaluated these conditions and events in establishing our operating plans. In addition to the plans and strategies noted under "Overview" below, we plan to carefully monitor the level of investment in new customer accounts, continue control of operating expenses, curtail other capital expenditures, if necessary, and continue efforts to extend or replace the credit facility upon its expiration in January 2004. We believe that the funds provided from operations and from the Westar Credit Facility, coupled with receipts under the tax sharing agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Liquidity and Capital Resources") will be sufficient throughout 2003. See "Risk Factors" for a further discussion of these and other important matters.

Overview

        Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to approximately 1.1 million customers as of December 31, 2002. Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers' homes and businesses. We provide our services to single family residential, commercial, wholesale and multifamily residential customers. At December 31, 2002, our customer base composition was as follows:

Market Segment	Percentage of Total
Single family and commercial	55.4%
Wholesale	13.9

Protection One North America Total	69.3
Multifamily/Apartment	30.7

Total	100.0%

        Our company is divided into two business segments:

        Protection One North America ("North America") generated approximately $252.5 million, or 86.9%, of our revenues in 2002 and is comprised of Protection One Alarm Monitoring, our core alarm monitoring business, and our wholesale monitoring business, which provides alarm monitoring services to independent alarm companies.

        Network Multifamily ("Multifamily") generated approximately $38.1 million, or 13.1%, of our revenues in 2002 and is comprised of our alarm monitoring business servicing apartments, condominiums and other multifamily dwellings.

        Our strategy continues to be to improve returns on invested capital by realizing economies of scale from increasing customer density in the largest urban markets in North America. We plan to accomplish this goal by: (i) retaining our customers by providing superior customer service from our monitoring facilities and our branches; and (ii) using our national presence, strategic alliances such as our alliance with BellSouth Telecommunications, as discussed in "Sales and Marketing" below, and strong local operations to persuade the most desirable residential and commercial prospects to enter into long term agreements with us on terms that permit us to achieve appropriate returns on capital. When we have adequate capital, we would like to resume acquiring alarm companies and portfolios of alarm accounts.

Significant Business Developments

        Kansas Corporation Commission Orders.    On November 8, 2002, the Kansas Corporation Commission issued Order No. 51 which required Westar Energy to initiate a corporate and financial restructuring, reverse specified accounting transactions described in the Order, review, improve and/or develop, where necessary, methods and procedures for allocating costs between utility and non-utility businesses for KCC approval, refrain from any action that would result in its electric businesses subsidizing non-utility businesses, reduce outstanding debt giving priority to reducing utility debt and, pending the corporate and financial restructuring, imposed standstill limitations on Westar Energy's ability to finance non-utility businesses including ours. These standstill protections require that Westar Energy seek KCC approval before it takes actions such as making any loan to, investment in or transfer of cash in excess of $100,000 to us or another non-utility affiliate, entering into any agreement with us or another non-utility affiliate where the value of goods or services exchanged exceeds $100,000, investing, by Westar Energy or Westar Energy's affiliate, of more than $100,000 in an existing or new non-utility business and transferring any non-cash assets or intellectual property to us or another non-utility affiliate. In addition, Westar Energy must charge interest to us and other non-utility affiliates at the incremental cost of our or their debt on outstanding balances of any existing or future inter-affiliate loans, receivables or other cash advances due Westar Energy. The Order also suggested that the sale by Westar Energy of our stock should be explored, along with other alternatives, as a possible source of cash to be used to reduce Westar Energy debt. An additional provision affecting us includes a requirement that we not sell assets having a value of $100,000 or more without prior KCC approval.

        On December 23, 2002, the Kansas Corporation Commission issued Order No. 55 clarifying and modifying the November 8, 2002 Order. One such clarification was that Westar Energy and Westar Industries would be prohibited from making payments to us under our tax sharing agreement with Westar Energy ("Tax Sharing Agreement"—see Note 2(d),"Summary of Significant Accounting Policies—Income Taxes") until certain requirements were met by Westar Energy regarding their debt.

        On January 10, 2003, we filed a petition with the KCC seeking reconsideration of certain aspects of Order No. 55. Specifically, we requested that the Commission reconsider and revise Order No. 55 so that it clearly does not interfere with our contractual arrangements with Westar Energy and Westar Industries, including, but not limited to the Tax Sharing Agreement and the Westar Credit Facility.

        On February 11, 2003, the parties to the KCC proceeding filed a Limited Stipulation and Agreement, which sought the KCC's approval for us to sell all of our Westar Energy stock to Westar Energy. The KCC approved the Limited Stipulation and Agreement on February 14, 2003. We sold all of our Westar Energy stock to Westar Energy on February 14, 2003 for $11.6 million.

        On February 25, 2003, we entered into a Partial Stipulation and Agreement (the Reconsideration Agreement) with the Staff of the KCC, Westar Energy, Westar Industries and an intervenor. The Reconsideration Agreement requested that the KCC issue an order granting limited reconsideration and clarification to its order issued December 23, 2002. The Reconsideration Agreement also requested that the KCC authorize Westar Energy and Westar Industries to perform their respective obligations to us under the Tax Sharing Agreement and the Westar Credit Facility. Additionally, the Reconsideration Agreement provided that, among other things; (a) the maximum borrowing capacity under the Westar Credit Facility will be reduced to $228.4 million and the maturity date may be extended one year to January 5, 2005; (b) Westar Energy may provide funds to Westar Industries to the extent necessary to perform its obligations to us under the Westar Credit Facility; (c) Westar Energy will reimburse us approximately $4.4 million for expenses incurred in connection with services provided by Protection One Data Services and AV One, Inc. to Westar Energy and Westar Industries, and for the sale of AV One, Inc. to Westar Energy; and (d) the Management Services Agreement (see Note 6, "Related Party Transactions") between us and Westar Industries is cancelled.

        On March 11, 2003, the KCC issued Order No. 65 conditionally approving the Reconsideration Agreement. The KCC imposed the following on the terms of the Reconsideration Agreement: (a) the Westar Credit Facility must be paid off upon the sale of all or a majority of our common stock held by Westar Industries, and this pay-off must be a condition of any sale by Westar Industries of our stock; (b) Westar Energy must provide advance notice to the KCC if the payment due from Westar Energy for the 2002 tax year under the Tax Sharing Agreement exceeds approximately $20 million; (c) we must receive KCC approval prior to selling any assets exceeding $100,000 and Westar Energy and Westar

Industries must receive KCC approval prior to selling their investment in our stock; and (d) we must waive potential claims against Westar Energy and Westar Industries relating to certain inter-company agreements. In addition, the KCC reserved the right to impose a deadline for the sale by Westar Industries of its investment in our stock. Westar Energy is precluded from extending any credit to us except for borrowings we may make under the Westar Credit Facility.

        In addition, on March 19, 2003, we submitted two letters to the KCC in response to KCC Order No. 65, one of which was addressed to the KCC and the other of which was addressed to Westar Energy. As described in the letters, we agreed to (i) release Westar Energy from certain claims relating to Protection One Data Services, Inc ("PODS"), AV One, Inc. and the Management Services Agreement and (ii) accept the conditions set forth in Order No. 65 relating to matters other than PODS, AV One, Inc. and the Management Services Agreement. We do not intend to seek reconsideration of Order No. 65.

        Reference is made to Westar Energy's Annual Report on Form 10-K for the year ended December 31, 2002 and its previous Form 10-K and Forms 10-Q filed with the Securities and Exchange Commission (File No. 1-3523) for further information on these orders and proceedings, which may adversely impact us. Reference is also made to the Kansas Corporation Commission Orders dated November 8, 2002, December 23, 2002, February 10, 2003 and March 11, 2003 and the Reconsideration Agreement filed as Exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

        Attrition and Customer Creation.    In 2002, we had a net loss of 59,625 customers in our customer base. Our North America segment had a net loss of 62,988 customers while our Multifamily segment had a net increase of 3,363 customers. This decline resulted from attrition, the decision to add new customers at reasonable costs through our internal sales force and to focus on operational efficiencies, and the disposition of certain accounts. Our customer acquisition strategy for our North America segment relies primarily on our internal sales force, which generated 45,642 accounts in 2002 compared to 41,856 accounts in 2001, and our marketing alliance with BellSouth Telecommunications, Inc. See "Sales and Marketing," "Attrition."

        Operational Efficiencies.    In January 2002, we completed the installation of our common technology platform for customer service, monitoring, billing and collection functions in our Wichita, Kansas and Portland, Maine facilities. See "Centralized Monitoring, Common Technology Platform and Customer Service."

        Impairment Charge.    In the first quarter of 2002, we recorded an impairment charge to write-down goodwill and customer accounts to their estimated fair values. The amount of this charge net of tax was approximately $765.2 million, of which approximately $543.6 million was related to goodwill and approximately $221.6 million was related to customer accounts. In addition, we recorded a $90.7 million impairment charge, net of $13.3 million tax, in the fourth quarter of 2002 to reflect the impairment of all remaining goodwill of our North America segment. We still have $41.8 million of goodwill at December 31, 2002 associated with our Multifamily reporting unit. For further information, see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations-Impairment Charges Pursuant to New Accounting Rules" and Note 14 of the "Notes to Consolidated Financial Statements."

        Discontinued Operations.    During the second quarter of 2002 we entered into negotiations for the sale of our Canadian business which was included in our North American segment. The sale was consummated on July 9, 2002. We recorded a pretax impairment loss of approximately $2.0 million and an after tax loss of approximately $1.3 million in the second quarter of 2002 as a result of the sale.

        The net operating losses of the Canadian operations are included in the consolidated statements of operations under "discontinued operations." The net operating loss for the year ended December 31, 2002 of $1.6 million includes an impairment loss on customer accounts of approximately $1.9 million.

An impairment charge of $2.3 million relating to the Canadian operations' goodwill is reflected in the consolidated statement of operations as a cumulative effect of accounting change on discontinued operations. Revenues from these operations were $4.2 million for the six months ended June 30, 2002, compared to $4.1 million for the six months ended June 30, 2001 and $4.2 million compared to $8.2 million for the year ended December 31, 2002 and 2001 respectively.

        The major classes of assets and liabilities of the Canadian operations were as follows (in thousands):

December 31, 2001
Assets:
Current	$478
Property and equipment	571
Customer accounts, net	16,992
Goodwill	4,842
Other	55

Total assets	$22,938

Current liabilities	$1,364

        In June 2002, we formed a wholly owned subsidiary named Protection One Data Services, Inc. and on July 1, 2002 transferred to it approximately 42 of our Information Technology employees. Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services. As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees. Operation of the subsidiary and the supply of such services to Westar Energy was discontinued as of December 31, 2002. The approximately 142 Information Technology employees that had accepted employment with PODS returned to their respective companies as of the end of the year. The net income of PODS operations of approximately $0.3 million is included in the consolidated statements of operations under "discontinued operations." Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002. PODS had $1.1 million in receivables from Westar Energy and $0.4 million in accounts payable as of December 31, 2002.

Operations

        Our operations consist principally of installing, servicing and monitoring premise intrusion and fire alarms.

Centralized Monitoring, Common Technology Platform and Customer Service

        Customer Security Alarm Systems.    Security alarm systems include many different types of devices installed at customers' premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. In general, systems for multifamily and residential applications tend to be smaller in size than those used by commercial customers, and also tend to generate a lower level of alarm signals than in commercial applications. These devices are connected to a computerized control panel that communicates through the phone lines to a monitoring facility. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated, and can transmit that information to a central monitoring station.

        Customer Contracts.    Our existing alarm monitoring customer contracts generally have initial terms ranging from two to ten years in duration, and, in most states, provide for automatic renewals for a fixed period (typically one year) unless we or the customer elect to cancel the contract at the end of its term. Since 2002, most new single family residential customers have been entering into contracts with an initial term of three years and, for most new commercial customers, the initial term is five years. Typically, customers sign alarm monitoring contracts that include a bundled monthly charge for monitoring and extended service protection. Extended service protection covers the normal costs of repair of the security system after the expiration of the security system's initial warranty period. Customers may elect to sign an alarm monitoring contract that excludes extended service protection. A significant percentage of new residential and commercial customers are also electing to include line security based on cellular technology in their service bundle.

        Monitoring Facilities.    We provide monitoring services to our customer base from four monitoring facilities. The table below provides additional detail about our monitoring centers:

Location	Approximate Number of Customers Monitored	Primary Markets
Irving, TX	330,000	Multifamily
Longwood, FL	135,000	Wholesale/Residential
Wichita, KS	575,000	Residential/Commercial/Wholesale
Portland, ME	35,000	Commercial/Residential

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

        All of our primary monitoring facilities are listed by Underwriters Laboratories, Inc. ("UL") as protective signaling services stations. UL specifications for monitoring facilities include building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL listed facilities. In addition, such listing is required by certain commercial customers' insurance companies as a condition to insurance coverage.

        Common Technology Platform.    In recognition of the strategic importance of serving all our customers on a common database running on an industry standard monitoring automation application, in 2000 we adopted MAS®, from Monitored Automation Systems, of Irvine, California, as the technology platform for our monitoring facilities. MAS® combines customer service, monitoring, billing and collection functions into a single system and is used, to varying extents, by other large companies in the security monitoring industry including ADT Security Services and Brink's Home Security (see Competition, below).

        In 2001, we completed the consolidation of several monitoring facilities into our Wichita monitoring facility and completed Wichita's conversion to MAS®. With the conversion to MAS® of the Portland, Maine facility in January 2002, we serve approximately 98.5% of our North America residential and commercial customer base by utilizing one common database. Our new commercial customers, whose requirements often exceed those of typical residential customers, are being monitored in our Portland, Maine facility. We also completed the installation of a new financial system which we began using in January 2001 that can be accessed in all of our locations.

        Wholesale Monitoring.    Through our monitoring facilities in Longwood and Wichita, we provide wholesale monitoring services to independent alarm companies. Under the typical arrangement, alarm companies subcontract monitoring services to us, primarily because they cannot cost-effectively provide their own monitoring service. We may also provide billing and other services. These independent alarm companies retain ownership of monitoring contracts and are responsible for every other aspect of the relationship with customers, including field repair service.

        Customer Care Services.    Customer care personnel answer non-emergency telephone calls typically regarding service, billing and alarm activation issues. Until late 2001, all customer care personnel were located exclusively in our monitoring facilities. During the last quarter of 2001, we began shifting some business-hours customer care functions to our branches, including responding to routine billing and service inquiries. In 2002, we completed the shifting of most business-hours customer care functions to our branches. During business hours, monitoring facility personnel receive inbound customer calls forwarded from branches when the latter are unable to answer within a specified number of rings. After-hours, all customer calls are forwarded to the monitoring facilities.

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

        Enhanced Services.    As a means of increasing revenues and enhancing customer satisfaction, we offer customers an array of enhanced security services, including extended service protection, supervised monitoring services, and telephone line security based on wireless technology. These services position us as a full service provider and give our sales representatives more features to sell in their solicitation of new customers. Enhanced services include:

  •
  Extended Service Protection, which covers the normal costs of repairing the system during regular business hours, after the expiration of the initial warranty period.

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

Branch Operations

        We maintain approximately sixty service branches in North America from which we provide field repair, customer care, alarm response and sales services, and seven satellite locations from which we provide field repair services. In 2002, we completed the shifting of most business-hours customer care functions to our branches by expanding the range of functions provided at our branches to include billing set-up and some collection functions. Our nationwide network of branches operates in some of the largest cities in the United States and plays a critical role in enhancing customer satisfaction, reducing customer loss and building brand awareness. Repair services generate revenues primarily through billable field service calls and recurring payments under our extended service protection program. By focusing growth in targeted areas we hope to increase the density of our customer base which will permit more effective scheduling and routing of field service technicians and will create economies of scale.

Sales and Marketing

        Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales. In June 2001, we notified most of our remaining domestic dealers that we were terminating our dealer arrangement with them and therefore would not be extending or renewing their contracts. The number of accounts being purchased through our dealer program decreased to 1,135 accounts in 2002 from 7,501 accounts in 2001.

        Our internal sales program for our North America segment was started in February 2000 on a commission only basis with a goal of creating accounts at a cost lower than our external programs. In 2001, we revised and enhanced our internal sales program, and in 2002, enhanced the benefits package for our sales force. This program utilizes our existing branch infrastructure in approximately sixty markets. The internal sales program for our North America segment generated 45,642 accounts and 41,856 accounts in 2002 and 2001, respectively.

        We are a partner in a marketing alliance with BellSouth Telecommunications, Inc. ("BellSouth") to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region. The term of the marketing alliance will renew for a two-year period on December 31, 2003, unless terminated by either party. Under this agreement, we operate as "BellSouth Security Systems from Protection One" from our branches in the nine-state BellSouth region. BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the leads and attempt to persuade them to become customers of our monitored security services. We also market directly to small businesses. We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges. Approximately one-fourth of our new accounts created in 2002 were produced from this arrangement. Termination of this agreement could have an adverse affect on our ability to generate new customers in this territory.

        Sales professionals are responsible for identifying new prospects and closing new sales of monitoring systems and services. The sales force also generates revenue from selling equipment upgrades and add-ons to existing customers and by competing for those customers who are terminating their relationships with our competitors.

        We operate a dedicated telesales center ("Telesales") in Wichita from which we respond to questions that customers or potential customers have about our services, support the alliance with BellSouth, and provide quality control follow-up calls to customers for whom we recently provided installation or maintenance services.

        Our Multifamily segment utilizes a salaried and commissioned sales force to produce new accounts. Multifamily markets its services and products primarily to developers, owners and managers of apartment complexes and other multifamily dwellings. Multifamily sales and marketing activities consist of national and regional advertising, nationwide professional field sales efforts, prospective acquisition marketing efforts and professional industry-related association affiliation. Services are sold directly to the property owner, and payment is based on a monthly price on a per-unit basis. Ongoing service for the duration of the lease includes equipment, maintenance, 24-hour monitoring from our central monitoring station, customer service and individual market support. Property owner contracts generally have initial terms ranging from five to ten years in duration, and provide for automatic renewal for a fixed period (typically five years) unless Multifamily or the subscriber elects to cancel the contract at the end of its term.

        We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

Attrition

        Subscriber attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. Adjustments to lost accounts for purchase holdbacks have been decreasing because we are purchasing fewer accounts in the types of transactions that create holdbacks. We do not reduce the gross accounts lost during a period by "move in" accounts, which are accounts where a new customer moves into the premises equipped with the Company's security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a premise monitored by a competitor requests that we provide monitoring services.

        Our actual attrition experience shows that the relationship period with any individual customer can vary significantly. Customers' service can be discontinued for a variety of reasons, including relocation, non-payment, customers' perception of value and competition. A portion of the acquired customer base can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.

        We monitor attrition each quarter based on an annualized and trailing twelve-month basis. This method utilizes each segment's average customer account base for the applicable period in measuring attrition. Therefore, in periods of customer account growth, customer attrition may be understated and in periods of customer account decline, customer attrition may be overstated.

        Customer attrition by business segment for the years ended December 31, 2002, 2001 and 2000 is summarized below:

	Customer Account Attrition
	December 31, 2002		December 31, 2001		December 31, 2000
	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
North America	14.0%	13.1%	22.6%	18.7%	17.9%	15.6%
Multifamily	7.2%	6.6%	7.7%	6.3%	6.3%	8.9%
Total Company(a)	11.9%	11.2%	18.5%	15.5%	15.3%	14.2%

(a)
Does not include the Europe segment which we sold in February 2000 or the Canguard operations which we sold in July 2002.

        Attrition decreased in our North America Segment in 2002 compared to 2001 for a variety of reasons including:

  •
  An aggressive campaign, named "Save Our Subscribers" designed to retain our existing customers;

  •
  an emphasis on customer service and attrition reduction by branch and monitoring center personnel; and

  •
  legal action taken against competitors who illegally solicit our customers.

Competition

        The security alarm industry is highly competitive. In North America, there are only four alarm companies that offer services across the United States with the remainder being either large regional or small, privately held alarm companies. Based on total annual revenues in 2001, we believe the top four alarm companies in North America are:

  •
  ADT Security Services ("ADT"), a subsidiary of Tyco International, Inc.

  •
  Protection One, Inc.

  •
  Brink's Home Security Inc., a subsidiary of The Pittston Company

  •
  Honeywell Security, a division of Honeywell, Inc.

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

Regulatory Matters

        A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms (see "Risk Factors"). Such measures include:

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

        Our advertising and sales practices are regulated in the United States by both the Federal Trade Commission and state consumer protection laws. In addition, certain administrative requirements and laws of the jurisdictions in which we operate also regulate such practices. Such laws and regulations include restrictions on the manner in which we promote the sale of our security alarm systems and the obligation to provide purchasers of our alarm systems with rescission rights.

        Our alarm monitoring business utilizes wireline and wireless telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of radio frequencies.

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

        We carry insurance of various types, including general liability and errors and omissions insurance in amounts management considers adequate and customary for our industry and business. Our loss experience, and the loss experiences at other security service companies, may affect the availability and cost of such insurance. Some of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence.

Employees

        At December 31, 2002, we had approximately 2,800 full-time employees. Our workforce is not unionized.

Access to Company Information

        We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        We make available, free of charge, through our website at www.protectionone.com, and by responding to requests addressed to our investor relations department the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.protectionone.com and these reports are available for review at or downloading from that site. The information contained on our website is not part of this document.

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

Introduction

        We have reported losses for the past several years, working capital has decreased and Westar Energy has announced that it intends to sell its investment in us. Additionally, our current primary financing source is through a credit facility with Westar Energy and credit available under such facility has been limited. We have evaluated these conditions and events in establishing our operating plans. In addition to the plans and strategies noted below, we plan to carefully monitor the level of investment in new customer accounts, continue control of operating expenses, curtail other capital expenditures, if necessary, and continue efforts to extend or replace the credit facility upon its expiration in January 2004. We believe that the funds provided from operations and from the Westar Credit Facility, coupled with receipts under the tax sharing agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Liquidity and Capital Resources") will be sufficient throughout 2003. See further discussion of these and other important matters below.

We have had a history of losses which are likely to continue.

        We incurred net losses of $880.9 million in 2002, $86.0 million in 2001 and $57.2 million in 2000. These losses reflect, among other factors:

  •
  our customer base and revenues have declined since 1999;

  •
  substantial charges incurred by us for amortization of purchased customer accounts and an impairment charge to purchased accounts in 2002;

  •
  amortization of goodwill in 2000 and 2001 and impairment charges for 2002;

  •
  interest incurred on indebtedness;

  •
  other charges required to manage operations;

  •
  costs associated with the integration of the acquisitions we have made; and

  •
  expansion of our internal sales and installation efforts.

        We will continue to incur substantial interest expense unless we significantly reduce our debt which is unlikely given our expected cash flow. We do not expect to attain profitable operations in the foreseeable future.

Westar Industries is our principal stockholder and can exercise a controlling influence over us.

        Westar Industries owned approximately 88% of the outstanding common stock of Protection One as of December 31, 2002. As long as Westar Industries continues to beneficially own in excess of 50% of the shares of Protection One common stock outstanding, Westar Industries will be able to direct the election of all of our directors and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, appointment of our officers, our acquisition or disposition of material assets and our incurrence of indebtedness. Similarly, Westar Industries will continue to have the power to determine matters submitted to a vote of our stockholders without the consent of other stockholders, to prevent or cause a change in control of Protection One and to take other actions that might be favorable to Westar Energy and Westar Industries, whether or not these actions would be favorable to us or our stockholders generally. In addition, Westar Industries is also our sole lender under the Westar Credit Facility as discussed below.

Westar Energy's announcement that it intends to sell its investment in us may cause us to focus on short-term business alternatives instead of long-term business alternatives.

        Westar Energy has announced that it intends to sell its investment in Protection One. This may cause Westar Energy, as our controlling stockholder, to focus on business strategies that are in the short-term best interest of the company and our stockholders but not necessarily in the long-term best interest of the company and our stockholders. This could mean, for example, that a substantial amount of management time may be spent pursuing a sale strategy instead of building the company, its business and its assets for the long-term. As a result, during the sale process, we may experience difficulty developing new long-term customers and maintaining relationships with companies with which we do business who may feel uncertain about the future ownership, management and direction of the company. In addition, while we have recently entered into new employment contracts with our key employees to provide incentives for such employees to remain with the company through a sales process, we may be unable to retain the services of some of our key employees who may also feel uncertain about the future ownership, management and direction of the company.

Westar Energy is engaged in regulatory proceedings which could adversely affect us.

        The Kansas Corporation Commission has issued orders that may directly impact transactions between us, Westar Industries and Westar Energy. See further discussion relating to these orders issued by the KCC and their impact on us in "Significant Business Developments—Kansas Corporation Commission Orders" (some of which orders are filed as exhibits hereto and are incorporated by reference herein). Reference is also made to the Westar Energy Forms 10-K (including its Form 10-K for the year ended December 31, 2002), Forms 10-Q and Forms 8-K filed with the Securities and Exchange Commission (File No. 1-3523) for further information on these orders and proceedings, which may adversely impact us.

We obtain administrative services from and share information technology systems with Westar Energy through our shared services agreement which, if terminated, may result in increased costs.

        Westar Energy provides us certain administrative services pursuant to a services agreement (the "Administrative Services Agreement"—see Note 6, "Related Party Transactions") including accounting, tax, audit, human resources, legal, purchasing and facilities services. Westar Energy and we have entered into an amended service agreement that stipulates if Westar Energy sells its interest in us, Westar Energy and we will negotiate in good faith to agree upon the terms and conditions for continuation of the services during an agreed-upon transition period. This agreement would have to be approved by the KCC. If the services agreement is terminated, our cost of obtaining such services from either a third party or by hiring sufficient staff to perform those services internally may increase and we may incur costs to procure and to develop replacement information technology systems.

We have deferred tax assets we may not utilize.

        Westar Energy makes payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return pursuant to a tax sharing agreement, which is an important source of liquidity for us. If Westar Energy completes its intended disposition of its investment in us, our net deferred tax assets, which were $294.9 million at December 31, 2002, might not be realizable and we might not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations. The amount of our deferred taxes increased by approximately $190.7 million upon our recording of an impairment charge in the first quarter of 2002 and $13.3 million in the last quarter of 2002 as discussed below. In addition, as a result of a sale, we would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy. In

2002 and 2001, we received aggregate payments from Westar Energy of $1.7 million and $19.1 million, respectively. The loss of these payments would have a material adverse effect on our cash flow.

We will need to extend or refinance our Westar Credit Facility to maintain liquidity.

        Our ability to refinance our Westar Credit Facility and satisfy any payment obligations will depend, in large part, on our performance, which will ultimately be affected by general economic and business factors, many of which will be outside management's control. We believe that our cash flow from operations, tax payments from Westar Energy, borrowings under the Westar Credit Facility and asset sales (we may not sell assets in excess of $100,000 without KCC approval) will be enough to meet our expenses and interest obligations through January 5, 2004. Our ability to operate beyond that date will depend on the renewal or refinancing of the Westar Credit Facility. The KCC has authorized Westar Energy to extend its Westar Credit Facility to January 5, 2005, and has stated that the Westar Credit Facility must be terminated upon any sale by Westar Energy of its investment in us. Any extension beyond January 5, 2005, would require further approval of the KCC. Westar Energy is prohibited from extending any credit to us except under the Westar Credit Facility. The KCC has authorized the extension of the Westar Credit Facility to January 5, 2005 and Westar Energy has indicated that it is willing to extend the January 5, 2004 maturity date of the facility. Westar Energy has also indicated it may require some form of collateral, either upon the execution of an extension or upon the occurrence of events to be determined, to secure all or a portion of our obligation under the Westar Credit Facility. The indentures governing our 13 5/8% senior subordinated discount notes and 6 3/4% convertible senior subordinated notes prohibit us from securing any of our senior debt unless all other senior debt is secured; and our 7 3/8% senior notes prohibit us from securing senior debt without providing security for the 7 3/8% senior notes, subject to certain permitted carve outs as defined in the indenture. We are currently in discussions with Westar Energy regarding the terms of an extension of the Westar Credit Facility. Westar Energy has provided assurance that it presently intends to renew the Westar Credit Facility through January 5, 2005 should such renewal be necessary to provide us continued liquidity at January 5, 2004 when the facility is currently scheduled to terminate. In the event our Westar Credit Facility is not extended on its present terms and we are required to seek such financing from unaffiliated third parties, we may not be able to do so on terms as economically favorable as those under our present Westar Credit Facility or at all.

        We would face significant liquidity issues if Westar Industries were unable to fund its obligations under the Westar Credit Facility. We were unsuccessful in refinancing our Westar Credit Facility with unaffiliated third parties on satisfactory terms in 2000 and 2001. If payment obligations cannot be satisfied, we will be forced to find alternative sources of funds by selling assets, restructuring, refinancing debt or seeking additional equity capital. There can be no assurance that any of these alternative sources would be available on satisfactory terms or at all.

Our debt agreements impose operational restrictions on us.

        The indentures governing our public indebtedness require us to satisfy certain financial covenants in order to borrow additional funds. The most restrictive of these covenants are set forth below:

  •
  Total debt to annualized EBITDA for the most recent quarter must be less than 6.0 to 1.0;

  •
  EBITDA to interest expense for the most recent quarter must be greater than 2.25 to 1.0; and

  •
  Senior debt to annualized EBITDA for the most recent quarter must be less than 4.0 to 1.0.

        In each case, the ratio reflects the impact of acquisitions and other capital investments for the entire period covered by the calculation. These debt instruments contain restrictions based on "EBITDA". The definition of EBITDA varies among the various indentures. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense. However, under the varying definitions of the indentures, additional adjustments are required. Below are the ratios for the quarter ended December 31, 2002:

  •
  Total debt to annualized EBITDA of 4.0 to 1.0;

  •
  EBITDA to interest expense of 3.1 to 1.0; and

  •
  Senior debt to annualized EBITDA of 2.9 to 1.0.

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

        We have, and will likely continue to have, a large amount of consolidated indebtedness. The terms of various indentures and credit agreements discussed above governing our indebtedness limit our ability to incur additional indebtedness that we might need in the future in order to fund creation of subscriber accounts.

        Additionally, please be aware that:

  •
  As of December 31, 2002, we had outstanding total indebtedness of $558.0 million, of which $547.8 million was long-term indebtedness;

  •
  as of December 31, 2002, we had $215.5 million of debt outstanding under our Westar Credit Facility bearing interest at a weighted average floating interest rate before fees of 5.2%. As of April 3, 2003 we had $215.5 million of debt outstanding under our $228.4 million Westar Credit Facility bearing interest at a weighted average floating interest rate before fees of 5.1%; and

  •
  our Convertible Senior Subordinated Notes, which represent $9.7 million of our short-term indebtedness, mature in September 2003.

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

        As discussed in "Significant Business Developments," our Westar Credit Facility must be paid off upon a sale by Westar Energy of its investment in us. Furthermore, the indentures governing our debt securities require that we offer to repurchase the securities in certain circumstances following a change of control:

  •
  The Senior Subordinated Discount Notes (13 5/8%) and Convertible Notes (6 3/4%) require us to make a repurchase offer at approximately 101% of principal amount, plus interest in the event of a change in control; and

  •
  the Senior Notes (7 3/8%) and Senior Subordinated Notes (8 1/8%) require us to make a repurchase offer at 101% of principal amount, plus interest in the event of a change in control coupled with two ratings downgrades that occur after the date the Company announces an intent to pursue a transaction that results in a change of control.

        As of December 31, 2002, we had $29.9 million principal amount of the Senior Subordinated Discount notes, $9.7 million principal amount of the Convertible Notes, $190.9 million principal amount of the Senior Notes and $110.3 million principal amount of the Senior Subordinated Notes.

        Should a change in control occur in connection with Westar Energy's disposition of its investment in our common stock, we anticipate that a purchaser of Westar Energy's interest in us would negotiate the amendment of the terms of our outstanding debt requiring its repurchase, or assist us in finding sufficient sources of funds to meet our repurchase obligations. We also anticipate that a purchaser would assist us in arranging for new credit facilities or provide us needed credit. However, we can give no assurance that any such arrangements will or could be made or any needed funds otherwise be provided.

We recorded impairment charges in 2002 and additional charges may be recorded in the future.

        In the first quarter of 2002, we recorded an impairment charge to write-down goodwill and customer accounts to their estimated fair values. The amount of this charge net of tax was approximately $765.2 million, of which approximately $543.6 million was related to goodwill and approximately $221.6 million was related to customer accounts. In addition, we recorded a $90.7 million impairment charge, net of $13.3 million tax, in the fourth quarter of 2002 to reflect the impairment of all remaining goodwill of our North America segment. For further information on the impairment charge, see Note 14 of the "Notes to Consolidated Financial Statements." We still have $41.8 million of goodwill associated with our Multifamily segment and $312.8 million in customer accounts recorded on our December 31, 2002 balance sheet. The remaining amount of goodwill will be required to be tested annually for impairment. We established July 1 as our annual impairment testing date. We completed this testing during the third quarter of 2002 and determined that no additional impairment was required as of July 1, 2002. Goodwill is required to be tested upon certain triggering events, which include recurring operating losses, adverse business conditions, adverse regulatory rulings, and other matters that negatively impact value. After regulatory actions (see Note 6, "Related Party Transactions"), including Kansas Corporation Commission Order No. 55, which prompted our parent company to advise us that it intended to dispose of its investment in us, we retained the independent appraisal firm to perform an additional valuation of our reporting units, so we could perform an impairment test as of December 31, 2002. The order limited the amount of capital the parent could provide to us and increased our risk profile. Therefore, we reevaluated our forecast, reducing the amount of capital invested over our forecast horizon and lowered our base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than our July 1, 2002 valuation. As a result, we recorded an additional impairment charge in the fourth quarter as discussed above. If we fail future impairment tests for either goodwill or customer accounts, we will be required to recognize additional impairment charges on these assets in the future. Any such impairment charges could be material.

The competitive market for the acquisition and creation of accounts may affect our future profitability.

        Prior to 2000, we grew very rapidly by acquiring portfolios of alarm monitoring accounts through acquisitions and dealer purchases. Our current strategy is to reduce the cost of acquiring new accounts by utilizing other customer account acquisition channels such as our internal sales force augmented by traditional marketing support. We would like to resume acquiring alarm account portfolios or alarm companies on a limited basis at some time during 2004 if we have adequate capital. We compete with major companies, some of which have greater financial resources than we do, or may be willing to offer higher prices than we might be prepared or able to offer to purchase subscriber accounts or increase the amount of investment to create a new subscriber. The effect of competition may be to reduce the purchase opportunities available to us, or to increase the price we pay for or invest in subscriber accounts, which could have a material adverse effect on our return on investment in such accounts, and on our results of operations, financial condition, and ability to service debt.

We lose some of our customers over time.

        We experience the loss of accounts as a result of, among other factors:

  •
  relocation of customers;

  •
  adverse financial and economic conditions;

  •
  the customers' perception of value; and

  •
  competition from other alarm service companies.

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

        During 2002 our change in focus from growth to strengthening our operations resulted in a net loss of 59,625 customers or a 5.3% decrease in our customer base from January 1, 2002. During 2001, attrition, our change in focus from growth to strengthening our operations, the disposition of certain accounts and adjustments related to the conversion of our customer base to our common technology platform resulted in a net loss of 197,657 customers or a 14.9% decrease in our customer base from January 1, 2001. While our attrition rate is decreasing, we continue to lose customers at a faster rate than our rate of adding customers. Some of the reasons for the decrease in attrition in 2002 are discussed in "ITEM 1, Business—Attrition," above. The net loss of customers was the primary cause of our decline in monitoring and related service revenues in the North America segment of $47.5 million in 2002 and $59.9 million in 2001. We expect this trend will continue until the efforts we are making to acquire new accounts and further reduce our rate of attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

Our customer acquisition strategies may not be successful which would adversely affect our business.

        The customer account acquisition strategy we are now employing relies primarily on our internal sales force and making alliances such as our strategic alliance with BellSouth. We have changed our acquisition strategy several times over the past few years attempting to decrease the cost of adding customers and to decrease the rate of attrition from new accounts. While our present strategy has resulted in some improvement in 2002, there can be no assurance that this strategy will be successful. If the strategy is not successful, our customer base could continue to decline. If successful, the selling costs related to this strategy will increase our expenses and use of cash. Failure to economically replace customers lost through attrition or increased cash needs could have a material adverse effect on our business, financial condition, results of operations, and ability to service debt obligations.

Increased adoption of non-response or verification-required policies by police departments may adversely affect our business.

        As noted under "Regulatory Matters" above, an increasing number of local governmental authorities have adopted or are considering the adoption of laws, regulations or policies aimed at reducing the perceived costs to municipalities of responding to false alarm signals. Such initiatives could increase the costs of providing our services, and consequently lead to less demand for alarm monitoring services in general and increase our attrition. Additionally, we will incur greater costs in monitoring, evaluating and attempting to effect the outcome of these initiatives.

        One of these initiatives involves the City of Los Angeles where the Police Commission of the City of Los Angeles is attempting to institute a citywide verified response policy for residential and commercial burglar alarms. Approximately 6% of our residential and commercial recurring monthly revenue is derived from customers in the City of Los Angeles, and the adoption of such a policy could have a particularly adverse effect on us due to the significant concentration of our customer base in that city.

Declines in new construction of multifamily dwellings may affect our sales in this marketplace.

        Demand for alarm monitoring services in the multifamily alarm monitoring market is primarily tied to the construction of new multifamily structures. We believe that developers of multifamily dwellings view the provision of alarm monitoring services as an added feature that can be used in marketing newly developed condominiums, apartments and other multifamily structures. Accordingly, we anticipate that the growth in the multifamily alarm monitoring market will continue so long as there is a demand for new multifamily dwellings. However, the real estate market in general is cyclical and, in the event of a decline in the market for new multifamily dwellings, it is likely that demand for our alarm monitoring services to multifamily dwellings would also decline, which could negatively impact our results of operations.

We are susceptible to macroeconomic downturns which may negatively impact our results of operations.

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

ITEM 2.    PROPERTIES

        We maintain our executive offices at 818 S. Kansas Avenue, Topeka, Kansas 66612. We operate primarily from the following facilities, although we also lease office space for our approximate 60 service branch offices and 7 satellite branches.

Location	Size (sq. ft.)	Lease/Own	Principal Purpose
Irving, TX	53,750	Lease	Multifamily monitoring facility/administrative headquarters
Longwood, FL	11,020	Lease	Monitoring facility/administrative functions
Portland, ME	9,000	Lease	Monitoring facility/local branch
Topeka, KS	17,703	Lease	Financial/administrative headquarters
Wichita, KS	50,000	Own	Monitoring facility/administrative functions
Wichita, KS	140,000	Own	Backup monitoring center/administrative functions

ITEM 3.    LEGAL PROCEEDINGS

        Information on our legal proceedings is set forth in Notes 12 and 15 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        No matters were submitted to Protection One's stockholders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price Information

        Our common stock is listed on the New York Stock Exchange under the symbol "POI", and continued listing on the New York Stock Exchange is subject to meeting its requirements. The table below sets forth for each of the calendar quarters indicated, the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange. All prices are as reported by the National Quotation Bureau, Incorporated.

	High	Low
2001:
First Quarter	$1.5100	$0.8125
Second Quarter	2.1400	1.0500
Third Quarter	2.0000	1.1000
Fourth Quarter	2.7800	1.6000
2002:
First Quarter	$2.8000	$2.0500
Second Quarter	3.3200	2.2500
Third Quarter	3.1000	2.4600
Fourth Quarter	2.8200	1.9400

Dividend Information

        Holders of Protection One common stock are entitled to receive only dividends declared by the board of directors from funds legally available for dividends to stockholders.

        Other than a $7.00 cash distribution paid to holders of record of Protection One common stock as of November 24, 1997, to holders of outstanding options to purchase Protection One common stock and to holders of warrants exercisable for Protection One common stock, all in connection with the combination of the Protection One and Westar Energy' security businesses in November 1997, Protection One has never paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. The indentures governing the 8 1/8% Senior Subordinated Notes due 2009, the 13 5/8% Senior Subordinated Discount Notes due 2005, and the credit agreement relating to its Westar Credit Facility restrict Protection One Alarm Monitoring's ability to pay dividends or to make other distributions to its corporate parent. Consequently, these agreements restrict our ability to declare or pay any dividend on, or make any other distribution in respect of, our capital stock.

Number of Stockholders

        As of April 3, 2003, there were approximately 133 stockholders of record who held shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information called for by the item relating to "Securities Authorized for Issuance Under Equity Compensation Plans" will be set forth under that heading in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 28, 2003 which will be filed with the Securities and Exchange Commission no later than April 30, 2003 and which is incorporated herein by reference. See also "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

	SELECTED CONSOLIDATED FINANCIAL DATA
	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000(a)	Year ended December 31, 1999(a)	Year ended December 31, 1998(a)
	(amounts in thousands, except for per share and customer data)
Statements of operations data
Revenues	$290,580	$332,846	$423,489	$591,032	$420,338
Cost of revenues	113,158	119,074	147,036	176,166	128,618

Gross profit	177,422	213,772	276,453	414,866	291,720
Selling, general and administrative expenses	112,984	126,012	140,208	215,163	138,076
Amortization of intangibles and depreciation expense(b)	82,440	195,773	217,995	230,228	126,461
Other charges:
Loss on impairment of customer accounts(b)	338,104	—	—	—	—
Loss on impairment of goodwill(b)	103,937	—	—	—	—

Operating income (loss)(b)	(460,043)	(108,013)	(81,750)	(30,525)	27,183
Interest expense	(43,023)	(51,737)	(60,353)	(87,065)	(55,990)
Gain (loss) on retirement of debt	19,337	53,043	75,804	(2,601)	2,448
Other income	602	125	297	12,869	5,733

Loss from continuing operations before income taxes(b)	(483,127)	(106,582)	(66,002)	(107,322)	(20,626)
Income tax benefit(b)	148,852	21,572	9,567	28,020	2,832

Loss from continuing operations before accounting change(b)	(334,275)	(85,010)	(56,435)	(79,302)	(17,794)
Loss from discontinued operations, net of taxes	(2,967)	(1,038)	(736)	(1,434)	(39)
Cumulative Effect of Accounting Change, net of taxes
Continuing operations(b)	(541,330)	—	—	—	—
Discontinued operations(b)	(2,283)	—	—	—	—

Net loss(b)	(880,855)	(86,048)	(57,171)	$(80,736)	$(17,833)

Net loss per share of common stock	$(8.98)	$(0.82)	$(0.45)	$(0.64)	$(0.17)

Weighted average number of shares of common stock outstanding	98,071,206	105,458,601	126,550,059	126,889,802	107,998,917
Consolidated balance sheet data
Working capital (deficit)	$(12,071)	$(2,834)	$(27,864)	$(27,572)	$(87,081)
Customer accounts, net	312,785	719,679	863,961	1,103,366	988,392
Goodwill and trademarks, net(b)	41,847	763,449	823,685	1,050,711	1,119,416
Total assets	837,572	1,748,938	1,930,127	2,512,558	2,462,590
Long term debt, including capital leases, net of current portion	547,798	584,115	637,181	1,077,152	884,554
Total stockholders' equity	168,147	1,061,776	1,177,455	1,216,920	1,296,390
Other operating data
Number of customers at end of period	1,073,698	1,133,323	1,330,980	1,584,445	1,518,860
Cash flows provided by operations	43,391	36,811	99,402	93,448	85,150
Cash flows provided by (used in) investment activities	(20,943)	(7,724)	120,191	(273,892)	(893,947)
Cash flows provided by (used in) financing activities	(24,950)	(27,879)	(223,764)	177,161	744,479

(a)
Includes results of the European segment (that was acquired between May and September 1998 and sold to Westar Industries on February 29, 2000) for the period it was owned by us.

(b)
See Note 14, Impairment Charges Pursuant to New Accounting Rules for a discussion of impairment charges taken in 2002 and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations-Impairment Charges Pursuant to New Accounting Rules for discussion of impairment charges to goodwill and customer accounts taken in 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        In Management's Discussion and Analysis we explain our general financial condition and operating results, including:

  •
  what factors impact our business;

  •
  what our earnings and costs were in 2002, 2001, and 2000;

  •
  why these earnings and costs differed from year to year;

  •
  how our earnings and costs affect our overall financial condition;

  •
  what we expect our capital expenditures to be for the years 2003 through 2005;

  •
  how we plan to pay for these future capital expenditures; and

  •
  other items that materially affect our financial condition, liquidity or earnings.

        As you read Management's Discussion and Analysis, please refer to our Consolidated Statements of Operations and Comprehensive Loss. These statements show our operating results for 2002, 2001 and 2000. In Management's Discussion and Analysis, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Operations and Comprehensive Loss. We also suggest you read "Risk Factors" which will help your understanding of our financial condition, liquidity and operations, including our concerns over the impact of the intended disposition by Westar Energy of its ownership interest in us.

Important Matters

        We have reported losses for the past several years, working capital has decreased and Westar Energy has announced that it intends to sell its investment in us. Additionally, our current primary financing source is through a credit facility with Westar Energy and credit available under such facility has been limited. We have evaluated these conditions and events in establishing our operating plans. In addition to the plans and strategies noted under "Overview," we plan to carefully monitor the level of investment in new customer accounts, continue control of operating expenses, curtail other capital expenditures, if necessary, and continue efforts to extend or replace the credit facility upon its expiration in January 2004. We believe that the funds provided from operations and from the Westar Credit Facility, coupled with receipts under the tax sharing agreement (see "Liquidity and Capital Resources" below) will be sufficient throughout 2003.

Summary of Significant Activities

        Net Loss.    We incurred a net loss of $880.9 million in 2002. This net loss includes $855.9 million in impairment charges, net of tax, discussed below. The remaining net loss of $25.0 million is a result of the continuing decline in our revenues caused by our declining North America account base, expansion of our efforts to create new customer accounts through internal efforts which increase our selling expense, substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness. We do not expect to have earnings in the foreseeable future.

        Impairment Charges Pursuant to New Accounting Rules.    Effective January 1, 2002, we adopted the new accounting standards SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 142 establishes new standards for accounting for goodwill. SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinues amortization of goodwill. In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards. The completion of the impairment test by us, based upon a valuation performed by an independent appraisal firm, as of January 1, 2002, indicated that the carrying value of goodwill had been impaired and an impairment charge was recorded as discussed below.

        SFAS No. 144 establishes a new approach to determining whether our customer account asset is impaired. The approach no longer permits us to evaluate our customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated. Rather, the cash flow stream used under SFAS No. 144 is limited to future estimated undiscounted cash flows from assets in the asset group, which include customer accounts, the primary asset of the reporting unit, plus an estimated amount for the sale of the remaining assets within the asset group (including goodwill). If the undiscounted cash flow stream from the asset group is less than the combined book value of the asset group, then we are required to mark the customer account asset down to fair value, by way of recording an impairment, to the extent fair value is less than our book value. To the extent net book value is less than fair value, no impairment would be recorded.

        The new rule substantially reduces the net undiscounted cash flows used for customer account impairment evaluation purposes as compared to the previous accounting rules. The undiscounted cash flow stream has been reduced from the 16 year remaining life of the goodwill to the 9 year remaining life of customer accounts for impairment evaluation purposes. Using these new guidelines, we determined that there was an indication of impairment of the carrying value of the customer accounts and an impairment charge was recorded as discussed below.

        To implement the new standards, we engaged an appraisal firm to help us estimate the fair values of goodwill and customer accounts. Based on this analysis, we recorded a net charge of approximately $765.2 million in the first quarter of 2002. The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)
North America Segment:
Impairment charge—continuing operations	$509.4	$338.1	$847.5
Impairment charge—discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)

Net charge	$446.6	$221.6	$668.2

Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)

Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)

Net charge	$543.6	$221.6	$765.2

        The impairment charge for goodwill is reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts is reflected in the consolidated statements of operations as an operating cost. These impairment charges reduced the recorded value of these assets to their estimated fair values at January 1, 2002.

        Another impairment test was completed by us as of July 1, 2002 (the date selected for our annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of our reporting units, and no impairment was indicated. After regulatory actions (see Note 6, "Related Party Transactions"), including Kansas Corporation Commission Order No. 55, which prompted our parent company to advise us that it intended to dispose of its investment in us, we retained the independent appraisal firm to perform an additional valuation of our reporting units, so we could perform an impairment test as of December 31, 2002. The order limited the amount of capital the parent could provide to us and increased our risk profile. Therefore, we reevaluated our forecast, reducing the amount of capital invested over our forecast horizon and lowered our base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than our July 1, 2002 valuation. We recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of our North America segment.

        A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit estimated above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge. However, if Westar Energy completes its intended disposal of its investment in us, our net deferred tax assets of $294.9 million at December 31, 2002 might not be realizable and we might not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.

        In 2001, we recorded approximately $48.9 million of goodwill amortization, including $0.3 million related to the discontinued Canadian operations. Because we have adopted the new rule for goodwill, we will no longer be permitted to amortize goodwill to income. In 2001, we recorded approximately $132.0 million of customer account amortization expense. After the customer impairment charge, customer account amortization expense in 2002 decreased to approximately $68.9 million.

        Because we adopted the new rule for goodwill, we are no longer amortizing goodwill to income. The following table reflects our results for the year ended December 31, 2001 and 2000, calculated using the new accounting treatment discussed above, as compared to our results for the year ended December 31, 2002.

	Year ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Reported net loss	$(880,855)	$(86,048)	$(57,171)
Add back: Goodwill amortization	—	48,554	50,638

Adjusted net loss	$(880,855)	$(37,494)	$(6,533)

Basic and diluted earnings per share:
Reported net loss	$(8.98)	$(0.82)	$(0.45)
Add back: Goodwill amortization	—	0.46	0.40

Adjusted net loss	$(8.98)	$(0.36)	$(0.05)

        We are required to perform impairment tests for long-lived assets prospectively when we determine that indicators of potential impairment are present. Goodwill is required to be tested at least annually for impairment. Declines in market values of our business or the value of our customer accounts that may occur in the future may require additional write-downs of these assets in the future.

        Restatement of Unaudited Quarterly Financial Information.    We have restated our quarterly financial information for each of the first three quarters of 2002. Please refer to Note 17, Unaudited Quarterly Financial Information for the results of such restatement. Since adopting Staff Accounting

Bulletin 101 on January 1, 2000, we have capitalized as property and equipment the direct and incremental costs of the electronic security systems (equipment and associated labor) that we install in homes or businesses and for which we retain title. We have amortized this equipment to depreciation expense over the expected life of the customer. Our North America segment utilized a 10-year accelerated amortization method and our Multifamily segment utilized a 9-year straight line amortization method. Direct and incremental selling costs incurred in connection with the installation of these systems were capitalized as deferred customer acquisition costs and amortized as discussed in Note 2, Summary of Significant Accounting Policies—(a) Revenue Recognition.

        In connection with most security system installations, we also incur costs related to system enhancements for which title passes to the customer and which are capitalized as deferred customer acquisition costs.

        We determined that the costs capitalized as property and equipment should have been capitalized as deferred customer acquisition costs and included with other such costs and amortized as discussed in Note 2, "Summary of Significant Accounting Policies—(a) Revenue Recognition." For the North America segment the initial contract term is typically 3-years for residential customers and 5-years for commercial customers and for the Multifamily segment the initial contract term typically ranges from 5 to 10 years. The impact of this change on the financial results of 2001 and 2000 was not significant and is reflected in the first quarter results of 2002.

        Estimated Lives of Customer Accounts Changed Based on Customer Account Lifing Study Results.    The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts. The report showed our North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 9 years. Our Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 10 years. Taking into account the results of the lifing study and the inherent expected declining revenue streams for North America and Multifamily, in particular during the first five years, we adjusted the amortization of customer accounts for our North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues. In the first quarter of 2002, we changed the amortization rate for our North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method. The change to this 10 year 135% accelerated method, provides for a better matching to the declining revenue stream, in particular during the first five years, when the year over year decline is greatest and a significant portion of the revenue stream is expected to be received. For the Multifamily pool we will continue to amortize on a straight-line basis, utilizing a shorter nine year life. The change to the nine year life straight-line method provides for a better matching to the declining revenue stream, in particular during the first five years, when the decline is greatest and a significant portion of the revenue stream is expected to be received. We accounted for these amortization changes prospectively beginning January 1, 2002, as a change in estimate. These changes in estimates increased amortization expense for the year ended December 31, 2002 on a pre-tax basis by approximately $1.3 million and on an after tax basis by approximately $0.8 million. The change in estimate had no significant impact on reported earnings per share.

        Streamlining of Operations.    With the goal of reducing our variable and fixed costs as our North American account base declined, we streamlined our business operations and improved operating efficiencies. During 2001, we merged our Hagerstown, Maryland, our Beaverton, Oregon and our Irving, Texas monitoring operations into our Wichita, Kansas customer service center. The Wichita customer service center now monitors approximately 575,000 customers. Additionally, we discontinued our National Accounts and Patrol divisions and sold certain customer accounts which we believed were not part of our core business. In June 2001, we eliminated 180 positions from a variety of departments. In September, we consolidated additional operational and administrative facilities. These consolidations and other cost cutting measures resulted in a total reduction of nearly 600 positions in 2001. We incurred $9.7 million in severance and facility closure costs relating primarily to these actions in 2001.

        Gain on Extinguishment of Debt.    During 2002, we acquired $103.2 million of our bonds for $83.2 million resulting in a gain of $19.3 million. During 2001, we acquired $146.0 million of our bonds for $91.7 million resulting in a gain of $53.0 million. See Note 6, "Related Party Transactions" for further discussion.

        Amendment to Credit Agreement with Westar Industries.    During 2002, our Westar Credit Facility with Westar Industries was amended to increase the capacity from $155 million to $280 million. On August 26, 2002 the Westar Credit Facility was further amended to extend the maturity date to January 5, 2004. We incurred amendment fees totaling $2.4 million for these amendments. On March 11, 2003, the KCC issued Order No. 65 approving the agreement between us and Westar Energy to decrease the capacity of the Westar Credit Facility to $228.4 million and to authorize the further extension of the maturity date to January 5, 2005. The KCC has authorized the extension of the Westar Credit Facility to January 5, 2005 and Westar Energy has indicated that it is willing to extend the January 5, 2004 maturity date of the facility. Westar Energy has also indicated it may require some form of collateral, either upon the execution of an extension or upon the occurrence of events to be determined, to secure all or a portion of our obligations under the Westar Credit Facility. The indentures governing our 13 5/8% senior subordinated discount notes and 6 3/4% convertible senior subordinated notes prohibit us from securing any of our senior debt unless all other senior debt is secured; and our 7 3/8% senior notes prohibit us from securing senior debt without providing security for the 7 3/8% senior notes, subject to certain permitted carve outs as defined in the indenture. We are currently in discussions with Westar Energy regarding the terms of the extension of the Westar Credit Facility. Westar Energy has provided assurance that it presently intends to renew the Westar Credit Facility through January 5, 2005 should such renewal be necessary to provide us continued liquidity at January 5, 2004 when the facility is currently scheduled to terminate. At April 3, 2003, we had outstanding borrowings of $215.5 million and $12.9 million of remaining capacity.

        Share Repurchases.    During 2002, we purchased 1,000,000 shares of our common stock in the open market for $2.2 million. From January 1, 2003 through April 3, 2003, we purchased 2,500 shares of our common stock in the open market for $3,400.

        Recurring Monthly Revenue.    At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue may not be comparable to other similarly titled measures of other companies and recurring monthly revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles. We had approximately $21.0 million, $22.9 million and $29.0 million of recurring monthly revenue as of December 31, 2002, 2001, and 2000 respectively. The decrease is primarily a result of our net loss of 59,625 customers during 2002 and 197,657 customers during 2001. We expect this trend will continue until the efforts we are making to acquire new accounts and to reduce our rate of attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

        We believe the presentation of recurring monthly revenue is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. The table below reconciles our recurring monthly revenue to revenues reflected on our consolidated statements of operations.

	Years Ended December 31,
	2002	2001	2000
	(in millions)
Recurring Monthly Revenue at 12/31 ("RMR")	$21.0	$22.9	$29.0
Amounts excluded from RMR:
Amortization of deferred revenue	0.4	0.1	—
Other revenues(a)	2.6	3.0	2.5

Revenues (GAAP basis):
December	24.0	26.0	31.5
January—November	266.6	306.8	392.0

January—December	$290.6	$332.8	$423.5

(a)
Revenues that are not pursuant to monthly contractual billings.

        Our recurring monthly revenue includes amounts billable to customers with past due balances which we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customer at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

        Customer Creation and Marketing.    For the year ended December 31, 2002, our North America segment added 46,777 accounts and approximately $1.7 million of recurring monthly revenue although its net number of accounts decreased by 62,988 accounts and its recurring monthly revenue decreased by $1.8 million. For the year ended December 31, 2001, our North America segment added 46,400 accounts and our net number of accounts decreased by 216,249 accounts. Multifamily added 24,929 accounts and approximately $0.3 million of recurring monthly revenue for the year ended December 31, 2002, with its net number of accounts increasing by 3,363 accounts although its recurring monthly revenue decreased by approximately $40,000. For the year ended December 31, 2001, Multifamily added 38,492 accounts, with its net number increasing by 18,592 accounts. We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

        Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales. In June 2001, we notified most of our remaining domestic dealers that we were terminating our dealer arrangements with them and therefore would not be extending or renewing their contracts. The number of accounts purchased through our dealer program decreased to 1,135 in 2002 from 7,501 in 2001. We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately 60 markets. The internal sales program generated 45,642 accounts and 41,856 accounts in 2002 and 2001, respectively. Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.

        We are a partner in a marketing alliance with BellSouth Telecommunications, Inc. ("BellSouth") to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region. The term of the marketing alliance will renew for a two-year period on December 31, 2003 unless terminated by either party. At this time, we believe that BellSouth intends to renew this marketing alliance. Under this agreement, we operate as "BellSouth Security Systems from Protection One" from our branches in the nine-state BellSouth region. BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the leads and attempt to persuade them to become customers of our monitored security services. We also market directly to small businesses. We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges. Approximately one-fourth of our new accounts created in 2002 were from this arrangement.

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

        Our actual attrition experience shows that the relationship period with any individual customer can vary significantly. Customers' service can be discontinued for a variety of reasons, including relocation, non-payment, customers' perception of value and competition. A portion of the acquired customer base can be expected to discontinue service every year. We are susceptible to macroeconomic downturns that may affect our ability to retain our customers. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.

        We monitor attrition each quarter based on a quarterly annualized and trailing twelve-month basis. This method utilizes each segment's average customer account base for the applicable period in measuring attrition. Therefore, in periods of customer account growth, customer attrition may be understated and in periods of customer account decline, customer attrition may be overstated.

        For the period ended December 31, 2002, our total company quarterly annualized and trailing twelve month attrition rates were 11.9% and 11.2%, respectively. The table below shows the change in our total company customer base including customer additions and attrited customers from 2002 to 2000. The "Conversion adjustments" line item reflects the impact on the calculation of our customer base from the conversion of our Wichita, Hagerstown, Beaverton and Irving monitoring and billing systems to our new technology platform, MAS®. These conversion adjustments relate to how a customer is defined and the transition of that definition from one system to another as described under "Customer Creation and Marketing" above.

	Year Ended December 31,
	2002(2)	2001(2)	2000(1)(2)
Beginning Balance, January 1,	1,133,323	1,330,980	1,460,846
Additions	71,706	84,892	102,195
Conversion adjustments	—	(62,443)	—
Customer losses from dispositions	(1,362)	(12,612)	—
Customer losses not guaranteed with holdback put backs	(123,426)	(190,723)	(198,036)
Customer losses guaranteed with holdback put backs and other	(6,543)	(16,771)	(34,025)

Ending Balance, December 31,	1,073,698	1,133,323	1,330,980

(1)
Excludes customer base from the Europe segment which was sold to Westar Industries on February 29, 2000.

(2)
Excludes customer base from our Canadian operations which were sold in June 2002.

Critical Accounting Policies

        Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, goodwill, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Note 2 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief description of the more significant accounting policies and methods we use.

        Revenue and Expense Recognition.    Revenues are recognized when security services are provided. System installation revenues, sales revenues on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential customers with monitoring service contracts. For commercial customers and our national account customers, revenue recognition is dependent upon each specific customer contract. In instances when we pass title to a system unaccompanied by a service agreement or we pass title at a price that we believe is unaffected by an accompanying but undelivered service, we recognize revenues and costs in the period incurred. In cases where we retain title to the system or we price the system lower than we otherwise would because of an accompanying service agreement, we defer and amortize revenues and direct costs.

        Deferred system and upgrade installation revenues are recognized over the estimated life of the customer utilizing an accelerated method for our residential and commercial customers and a straight-line method for our Multifamily customers. Deferred costs in excess of deferred revenue are recognized utilizing a straight-line method over the initial contract term, typically two to three years for residential systems, five years for commercial systems and five to ten years for Multifamily systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer.

        The table below reflects the impact of this accounting policy on the respective line items of the Statement of Operations for the years ended December 31, 2002 and 2001. The "Total Amount Incurred" column represents the current amount of billings that were made and the current costs that were incurred for the period. We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the year ended December 31, 2002
		North America		Multifamily
	Total Amount Incurred	Deferral Amount	Amortization Amount	Deferral Amount	Amortization Amount	Accrual Amount Per Statement Of Operations
	(in thousands)
Revenues—Other	$33,356	(16,424)	2,435	(644)	1,003	$19,726
Cost of Revenues—Other	$47,867	(24,815)	11,677	(6,060)	5,854	$34,523
Selling Expense	$37,644	(14,329)	5,402	(329)	219	$28,607
	For the year ended December 31, 2001
		North America		Multifamily
	Total Amount Incurred	Deferral Amount	Amortization Amount	Deferral Amount	Amortization Amount	Accrual Amount Per Statement Of Operations
	(in thousands)
Revenues—Other	$27,020	(10,998)	674	(1,220)	12	$15,488
Cost of Revenues—Other	$37,198	(15,538)	1,878	(7,380)	2,313	$18,471
Selling Expense	$22,689	(5,449)	354	(423)	—	$17,171

        Valuation of Customer Accounts and Goodwill.    Customer accounts are stated at cost. Goodwill represents the excess of the purchase price over the fair value of net assets acquired by us. Goodwill is tested for impairment on at least an annual basis or as circumstances warrant. Customer accounts are tested on a periodic basis or as circumstances warrant. For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts. Factors we consider important that could trigger an impairment review include the following:

  •
  high levels of customer attrition;

  •
  continuing recurring losses above our expectations; and

  •
  adverse regulatory rulings.

        An impairment test of customer accounts would have to be performed when the undiscounted expected future operating cash flows by asset group, which consists primarily of capitalized customer accounts and related goodwill, is less than the carrying value of that asset group. An impairment would be recognized if the fair value of the customer accounts is less than the net book value of the customer accounts. See "Summary of Significant Activities—Impairment Charge Pursuant to New Accounting Rules" for a discussion of the impairment recorded on these assets in the first quarter of 2002 pursuant to the adoption of new accounting rules.

        We established July 1 as our annual impairment testing date for goodwill. We completed this testing during the third quarter of 2002 and determined that no additional impairment was required as of July 1, 2002. After regulatory actions (see Note 6, "Related Party Transactions"), including Kansas Corporation Commission Order No. 55, which prompted our parent company to advise us that it intended to dispose of its investment in us, we retained the independent appraisal firm to perform an additional valuation of our reporting units, so we could perform an impairment test as of December 31, 2002. The order limited the amount of capital the parent could provide to us and increased our risk profile. Therefore, we reevaluated our forecast, reducing the amount of capital invested over our forecast horizon and lowered our base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than our July 1, 2002 valuation. We recorded an additional

$90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of our North America segment.

        Prior to the adoption of these new rules, customer accounts and goodwill were tested for impairment pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." At December 31, 2001 and 2000, these tests indicated that future estimated undiscounted cash flows exceeded the sum of the recorded balances for customer accounts and goodwill.

        Customer Account Amortization.    The choice of an amortization life is based on our estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life. Selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue. We periodically use an independent appraisal firm to perform lifing studies on our customer accounts to assist us in determining appropriate lives of our customer accounts. These reviews are performed specifically to evaluate our historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience. We have identified the following four distinct pools of customer accounts, each of which has distinct attributes that effect differing attrition characteristics. For the North America and Europe pools, the results of the lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimated revenue stream from these customer pools.

        Our amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
North America:
•Acquired Westinghouse Customers	Eight-year 120% declining balance
•Other Customers	Ten-year 135% declining balance
Europe(*)	Ten-year 125% declining balance
Multifamily	Nine-year straight-line

(*)
The Europe segment was sold to Westar Energy on February 29, 2000.

        The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts. The report showed our North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 9 years. Our Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 10 years. Taking into account the results of the lifing study and the inherent expected declining revenue streams for North America and Multifamily, in particular during the first five years, we adjusted the amortization of customer accounts for our North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues. In the first quarter of 2002, we changed the amortization rate for our North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method. The change to this ten year 135% accelerated method, provides for a better matching to the declining revenue stream, in particular during the first five years, where the year over year decline is greatest and a significant portion of the revenue stream is expected to be received. For the Multifamily pool we will continue to amortize on a straight-line basis, utilizing a shorter nine year life. The change to the nine year life straight-line method provides for a better matching to the declining revenue stream, in particular during the first five years, where the decline is greatest and a significant portion of the revenue stream is expected to be received. We accounted for these amortization changes prospectively beginning January 1, 2002, as a change in estimate. These changes in estimates increased amortization expense for the year ended December 31, 2002 on a pre-tax basis by approximately $1.3 million and on an after tax basis by approximately $0.8 million. The change in estimate had no significant impact on reported earnings per share.

        We recorded approximately $68.9 million and $132.0 million of customer account amortization expense in 2002 and 2001, respectively. This amount would change if we changed the estimated life or amortization rate for customer accounts. See "Estimated Lives of Customer Accounts Changed Based on Customer Account Lifing Study Results."

        Income Taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. No valuation allowance has been established as we follow a parent company down approach in the allocation of income tax expense between our parent and others included in the consolidated income tax return and no valuation allowance is necessary at our parent company level.

        Westar Energy makes payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return pursuant to a tax sharing agreement, which is an important source of liquidity for us. If Westar Energy completes its intended disposition of its investment in us, our net deferred tax assets, which were $294.9 million at December 31, 2002, might not be realizable and we might not be in a position to record a tax benefit for losses incurred. We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations. The amount of our deferred taxes increased by approximately $204.0 million upon our recording of impairment charges in the first and fourth quarters of 2002 as discussed above. In addition, as a result of a sale, we would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy. In 2002 and 2001, we received aggregate payments from Westar Energy of $1.7 million and $19.1 million, respectively. The loss of these payments would have a material adverse effect on our cash flow.

Results of Operation

        For the years ended December 31, 2002, 2001 and 2000, we incurred consolidated net losses of $880.9 million, $86.0 million and $57.2 million, respectively, or losses per share of common stock of $(8.98), $(0.82) and $(0.45), respectively. From May 2000 through December 2002 we purchased 29,840,405 of our shares which resulted in a decrease in our weighted average shares outstanding used in calculating our consolidated loss per share. Our weighted average shares outstanding for the years ended December 31, 2002, 2001 and 2000 were 98,071,206 shares, 105,458,601 shares, and 126,550,059 shares. Since February 2000, we have also purchased and retired $470.5 million face value of our notes at discounted prices resulting in gains from retirement of debt of $19.3 million, $53.0 million and $75.8 million for the years ended December 31, 2002, 2001 and 2000. Primarily due to this reduction of outstanding debt, our interest expense has decreased from $60.4 million in 2000 to $51.7 million in 2001 and $43.0 million in 2002.

        We separate our business into two reportable segments: North America and Multifamily. North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States. Multifamily provides security alarm services to apartments, condominiums and other multifamily dwellings. During the third quarter of 2002, we identified a new segment, Data Services, with the creation of PODS. As discussed in Note 6, the operations of this segment were discontinued in the fourth quarter of 2002.

North America Segment

        We present the table below to show how the North America operating results have changed over the past three years. Next to each year's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Year Ended December 31,
	2002		2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$234,030	92.7%	$281,508	95.0%	$341,417	95.8%
Other	18,474	7.3	14,865	5.0	14,802	4.2

Total revenues	252,504	100.0	296,373	100.0	356,219	100.0
Cost of revenues:		—		—		—
Monitoring and related services	70,325	27.8	92,300	31.1	113,374	31.8
Other	28,347	11.2	15,435	5.2	10,976	3.1

Total cost of revenues	98,672	39.0	107,735	36.3	124,350	34.9

Gross profit	153,832	61.0	188,638	63.7	231,869	65.1
Selling expenses	26,342	10.4	15,230	5.1	8,517	2.4
General and administrative expenses(a)	73,149	29.0	98,635	33.3	109,491	30.7
Amortization of intangibles and depreciation expense	77,173	30.6	182,261	61.5	198,607	55.7
Loss on impairment of customer accounts(b)	338,104	133.9	—	—	—	—
Loss on impairment of goodwill(b)	103,937	41.2	—	—	—	—

Operating loss	$(464,873)	(184.1)%	$(107,488)	(36.2)%	$(84,746)	(23.7)%

(a)
Includes $6.0 million, $3.8 million, and $6.5 million of corporate expenses for 2002, 2001 and 2000, respectively.

(b)
Refer to Item 1 Significant Business Developments—Impairment Charges and Note 14 Impairment Charges Pursuant to New Accounting Rules for discussion relating to the impairment charges.

        2002 Compared to 2001.    We had a net decrease of 62,988 customers in 2002, as compared to a net decrease of 216,249 customers, including 75,055 customers related to dispositions and conversions in 2001. This decline is the primary reason for the $43.9 million decline in revenues in 2002. The average customer base was 775,280 for 2002 compared to 914,899 for 2001. Although our net customers decreased for the year, attrition decreased in 2002 compared to 2001 for a variety of reasons including:

  •
  An aggressive campaign, dubbed "Save Our Subscribers", designed to retain our existing customers;

  •
  an emphasis on customer service and attrition reduction by branch and monitoring center personnel; and

  •
  legal action taken against competitors who illegally solicit our customers.

        We expect that the decline in our customer base will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We are currently focused on reducing attrition, development of cost effective marketing programs to replace revenue decline from attrition, improving margins, as well as the generation of positive cash flow. We are also susceptible to macroeconomic downturns that may affect our ability to retain our customers.

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

	2002	2001	2000
Beginning Balance, January 1,	806,774	1,023,023	1,165,886
Additions	46,777	46,400	62,340
Conversion adjustments	—	(62,443)	—
Customer losses from dispositions	(1,362)	(12,612)	—
Customer losses not guaranteed with holdback put backs	(101,860)	(170,823)	(171,178)
Customer losses guaranteed with holdback put backs and other	(6,543)	(16,771)	(34,025)

Ending Balance, December 31,	743,786	806,774	1,023,023

Twelve month trailing attrition	13.1%	18.7%	15.6%

        Monitoring and related service revenues for 2002 decreased by $47.5 million, or 16.9%, to $234.0 million from $281.5 million for 2001. The decrease is primarily due to the decline in our customer base which decreased for the reasons discussed above. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

        Other revenues increased $3.6 million, or 24.3%, to $18.5 million in 2002, compared to $14.9 million in 2001 primarily due to an increase in the size of our commercial sales force and an emphasis on selling larger systems in 2002. These revenues consist primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers.

        Cost of monitoring and related services revenues for 2002 decreased by $22.0 million, or 23.8%, to $70.3 million from $92.3 million for 2001. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease is primarily due to a reduction of telecommunication costs and consolidation of monitoring functions. Costs of monitoring and related services revenues as a percentage of the related revenues decreased from 32.8% in 2001 to 30.0% in 2002.

        Cost of other revenues for 2002 increased by $12.9 million, or 83.7%, to $28.3 million from $15.4 million in 2001 reflecting the increase in Other Revenues. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers. Increased amortization of deferred customer acquisition costs of $9.8 million is the primary reason for the increase in costs of other revenues. These costs as a percentage of other revenues were approximately 153.4% in 2002 compared to approximately 103.8% in 2001.

        Selling expenses for 2002 increased by $11.1 million, or 73.0%, to $26.3 million from $15.2 million in 2001. The increase is due to our increased efforts to generate new customers through an internal sales force by increasing the number of sales representatives and building the necessary sales support. As our internal sales force increases their generation of new customers, the amount of direct and incremental selling costs that are deferred also increases. These deferred selling costs are amortized to selling expense over the customer's initial contract term, typically a two to five year period, which result in increased amortization to selling expense.

        General and administrative expenses for 2002 decreased by $25.5 million, or 25.8%, to $73.1 million from $98.6 million in 2001. This decrease is generally comprised of reductions in professional fees and outside services of $10.9 million primarily due to completion of system integration projects and lower litigation costs, $5.8 million decrease in wage expense primarily due to consolidation efforts, $2.4 million decrease in bad debt expense primarily due to increased collection efforts and a decline in revenues, and $1.0 million decrease in telecommunications expense. Severance and relocation costs decreased $5.1 million primarily due to fewer facility closures in 2002. These decreases were partially offset by an increase of $1.2 million in insurance premiums for our director and officer liability insurance. As a percentage of total revenues, general and administrative expenses decreased from 33.3% in 2001 to 29.0% in 2002.

        Amortization of intangibles and depreciation expense for 2002 decreased by $105.1 million, or 57.7%, to $77.2 million from $182.3 million in 2001. This decrease reflects a reduction in subscriber amortization of $63.6 million primarily related to the impairment charge, a decrease in goodwill amortization of $39.4 million due to implementation of SFAS No. 142 and a decrease in depreciation expense of $2.1 million.

        2001 Compared to 2000.    We had a net decrease of 216,249 customers in 2001, including 75,055 customers related to dispositions and conversions, as compared to a net decrease of 142,863 customers (net of 17,342 customers acquired in the acquisition of PowerCall) in 2000. This decline is the primary reason for the $59.9 million decline in revenues in 2001. The average customer base was 914,899 for 2001 compared to 1,094,455 for 2000. Attrition increased in 2001 compared to 2000 for a variety of reasons including:

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

        Monitoring and related service revenues for 2001 decreased by $59.9 million, or 17.5%, to $281.5 million from $341.4 million for 2000. The decrease is primarily due to the decline in our customer base. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

        Other revenues increased slightly to $14.9 million in 2001, compared to $14.8 million in 2000. These revenues consist primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers.

        Cost of monitoring and related services revenues for 2001 decreased by $21.1 million, or 18.6%, to $92.3 million from $113.4 million for 2000. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease is primarily due to discontinuation of our Patrol services in May of 2001, the decline in our customer base, a reduction of telecommunication costs, and consolidation of monitoring and customer service functions. Costs of monitoring and related services revenues as a percentage of the related revenues decreased from 33.2% in 2000 to 32.8% in 2001.

        Cost of other revenues for 2001 increased by $4.4 million, or 40.6%, to $15.4 million from $11.0 million in 2000. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers. This increase is primarily related to costs incurred by our PowerCall branches which were acquired in December 2000. These costs as a percentage of other revenues were approximately 103.8% in 2001 compared to approximately 74.2% in 2000.

        Selling expenses for 2001 increased by $6.7 million, or 78.8%, to $15.2 million from $8.5 million in 2000. The increase in selling expense is due to our increased efforts to generate new customers through an internal sales force and the associated expenses. We believe our selling costs will continue to increase as we continue to grow our internal sales force.

        General and administrative expenses for 2001 decreased by $10.9 million, or 9.9%, to $98.6 million from $109.5 million in 2000. This decrease is generally comprised of reductions in bad debt expense and collection costs of approximately $9.2 million primarily due to increased collection efforts, $2.9 million decrease in corporate marketing expense, $2.7 million decrease in corporate expenses, $2.1 million decrease in wage expense, $1.9 million reduction in professional fees and outside services, and $2.5 million decrease in other general expense. These decreases were partially offset by increases in system processing charges of $2.8 million, and premiums to insurance companies of $1.4 million. Severance and relocation costs increased $4.8 million for costs related to the closure of our Irving, Texas, Beaverton, Oregon, and Hagerstown, Maryland monitoring facilities as well as expenses related to the elimination of certain business lines, such as our national accounts and patrol divisions. Additionally, lease expense relating to computer equipment and software increased $2.0 million. Our prior practice was to purchase our computer equipment and software and depreciate and amortize accordingly. In 2001, we procured most new computer equipment and certain software with lease financing and, as a result, incur lease charges. As a percentage of total revenues, general and administrative expenses increased from 30.7% in 2000 to 33.3% in 2001 because the decrease in expenses was proportionately less than the decrease in revenues.

        Amortization of intangibles and depreciation expense for 2001 decreased by $16.3 million, or 8.2%, to $182.3 million from $198.6 million in 2000. This decrease reflects a reduction in depreciation expense of $7.0 million primarily related to the accelerated depreciation of the billing and general ledger system used in 2000, a reduction in subscriber amortization expense of $7.6 million related to the declining balance method of amortization utilized, and a $1.7 million decrease from goodwill amortization due to adjustments made to goodwill in 2000 to reflect utilization of tax net operating losses.

  Multifamily Segment

        The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenues so that comparisons about the relative change in revenues and expenses can be made.

	Year Ended December 31,
	2002		2001		2000
	(dollars in thousands)
Revenues:
Monitoring and related services	$36,824	96.7%	$35,850	98.3%	$35,250	89.5%
Other	1,252	3.3	623	1.7	4,116	10.5

Total revenues	38,076	100.0	36,473	100.0	39,366	100.0
Cost of revenues:
Monitoring and related services	8,310	21.8	8,303	22.8	8,223	20.9
Other	6,176	16.2	3,036	8.3	5,256	13.3

Total cost of revenues	14,486	38.0	11,339	31.1	13,479	34.2

Gross profit	23,590	62.0	25,134	68.9	25,887	65.8
Selling expense	2,265	6.0	1,941	5.3	2,400	6.1
General and administrative expense	11,228	29.5	10,206	28.0	7,502	19.1
Amortization of intangibles and depreciation expense	5,267	13.8	13,512	37.0	13,969	35.5

Operating income (loss)	$4,830	12.7%	$(525)	(1.4)%	$2,016	5.1%

        2002 Compared to 2001.    We had a net increase of 3,363 customers in 2002 as compared to a net increase of 18,592 customers in 2001. The average customer base was 328,231 for 2002 compared to 317,253 for 2001. The change in Multifamily's customer base for the period is shown below

	Year ended December 31,
	2002	2001	2000
Beginning Balance, January 1,	326,549	307,957	294,960
Additions	24,929	38,492	39,855
Customer losses	(21,566)	(19,900)	(26,858)

Ending Balance, December 31,	329,912	326,549	307,957

Twelve month trailing attrition	6.6%	6.3%	8.9%

        The attrition rate for Multifamily in 2000 reflects approximately 7,000 subscribers related to one developer cancelled due to nonpayment. Had these accounts not attrited, the annualized attrition would have been approximately 6.6%. We received payment from contractual remedies for cancellation of these accounts in 2002.

        Monitoring and related services revenue was $36.8 million for 2002 compared to $35.9 million in 2001. This increase is primarily due to the increase in the average customer base of 3.5% and increased contract buyouts totaling $0.5 million. The increase was partially offset by a decline in our recurring monthly revenue ("RMR") per customer due primarily to an increasing number of renewals, which provide for significant contract extensions at a reduced RMR.

        Other revenue increased by $0.7 million or 101.0% to $1.3 million in 2002 from $0.6 million in 2001 primarily due to an increase in deferred revenue amortization of $1.0 million pursuant to Staff Accounting Bulletin (SAB) 101, which requires deferral of revenue over the life of the customer along with deferral of associated direct and incremental costs offset by a $0.4 million decline in outright sales of access control systems.

        Cost of monitoring and related service revenues for 2002 remained consistent with costs for 2001. Cost of monitoring and related services revenues as a percentage of related revenues decreased slightly to 22.6% in 2002 from 23.2% in 2001 primarily as a result of increased contract buyout revenue.

        Cost of other revenues increased by $3.2 million or 103.4% to $6.2 million in 2002 from $3.0 million in 2001 due to the increased amortization of deferred costs totaling $3.5 million related to the revenue amortization increase of $1.0 million pursuant to SAB 101, discussed above, offset by a $0.3 million decline in access control installation costs.

        Selling expense increased to $2.3 million in 2002 from $1.9 million in 2001 due to higher selling expense amortization of $0.2 million associated with the increase in other revenue and cost of other revenue amortization pursuant to SAB 101 and a slight increase in the sales force creating $0.1 million additional cost.

        General and administrative expense for 2002 increased $1.0 million to $11.2 million in 2002 from $10.2 million in 2001. This 10.0% increase is primarily the result of increased management fees of $0.5 million allocated from Protection One, increased facility costs totaling $0.5 million and increased insurance costs of $0.5 million offset by a $0.5 million reduction in relocation expenses associated with Multifamily's corporate office relocation to the Protection One Irving facility in 2001.

        Amortization of intangibles and depreciation expense for 2002 decreased by $8.2 million, or 61.0% to $5.3 million from $13.5 million in 2001. This decrease is due to the elimination of goodwill amortization totaling $9.2 million resulting from a change in accounting principle. This decrease was offset by an increase in subscriber amortization resulting from a change in estimate of the subscriber life from 10 years to 9 years and the increasing customer base being amortized.

        2001 Compared to 2000.    We had a net increase of 18,592 customers in 2001 as compared to a net increase of 12,997 customers in 2000. The average customer base was 317,253 for 2001 compared to 301,459 for 2000.

        Monitoring and related services revenue was $35.9 million for 2001 compared to $35.2 million in 2000. The average customer base increase of 5.2% was offset by a decrease in our recurring monthly revenue ("RMR") per customer. The decrease in RMR per customer is partly due to an increase in the number of our customers added during 2000 and 2001 through outright sales of security systems with lower RMR than our standard contracts, which include an additional monthly charge for equipment. The remaining decline in RMR per customer is primarily related to an increasing number of contract renewals, which provide for significant contract term extensions at a reduced RMR, and contract cancellations, which are terminating at higher RMR rates due to annual rate escalations.

        Other revenue decreased by $3.5 million, or 84.9%, to $0.6 million in 2001 from $4.1 million in 2000 primarily due to a $2.3 million decrease in revenue resulting from fewer outright sales. We also deferred $1.2 million in installation revenues pursuant to Staff Accounting Bulletin (SAB) 101, which requires deferral of revenue over the life of the customer along with deferral of associated direct and incremental costs.

        Cost of monitoring and related service revenues for 2001 was $8.3 million in 2001 compared with $8.2 million in 2000. Cost of monitoring and related services revenues as a percentage of related revenues decreased slightly to 23.2% in 2001 from 23.3% in 2000.

        Cost of other revenues decreased by $2.3 million or 42.2% to $3.0 million in 2001 from $5.3 million in 2000 due to the decline in the number of outright sales and $1.6 million in deferrals of costs related to the $1.2 million in revenue deferrals pursuant to SAB 101.

        Selling expense decreased $0.5 million or 19.1% to $1.9 million in 2001 from $2.4 million in 2000 due to the deferral of $0.4 million in sales expense related to the installation of new accounts pursuant to SAB 101.

        General and administrative expenses for 2001 increased $2.7 million to $10.2 million from $7.5 million in 2000. This 36.0% increase is primarily the result of management fees allocated from Protection One totaling $0.7 million and increased legal fees and relocation expense of $0.6 million and $0.5 million, respectively.

        Amortization of intangibles and depreciation expense for 2001 decreased by $0.5 million, or 3.3% to $13.5 million from $14.0 million in 2000. This decrease is primarily the result of lower goodwill amortization.

Liquidity and Capital Resources

        Westar Energy, which owns 88% of our common stock, is also our principal source of the external capital we need to operate our business. We obtain most of our external cash requirements under the Westar Credit Facility in the amount of $228.4 million which expires January 5, 2004. As of April 3, 2003, we had $12.9 million available to us under the Westar Credit Facility. We also have obtained funds from a tax sharing agreement with Westar Energy. The KCC authorized Westar Energy to pay approximately $20 million owed us under this agreement with respect to amounts due for the 2002 fiscal year. Westar Energy has filed a plan with the KCC in response to an order issued by it to restructure and reduce debt. In that plan, Westar Energy announced its intention to sell its investment in us. The KCC has ordered Westar Energy not to extend any credit to us except under the Westar Credit Facility, and has authorized Westar Energy to provide funds to meet its obligations under the Westar Credit Facility and to extend the term of the Westar Credit Facility for one year to January 5, 2005. Additionally, the Westar Credit Facility must be paid in full upon the sale of all or a majority of our common stock to a new owner. The KCC has authorized the extension of the Westar Credit Facility to January 5, 2005 and Westar Energy has indicated that it is willing to extend the January 5, 2004 maturity date of the facility. Westar Energy has also indicated it may require some form of collateral, either upon the execution of an extension or upon the occurrence of events to be determined, to secure all or a portion of our obligations under the Westar Credit Facility. The indentures governing our 13 5/8% senior subordinated discount notes and 6 3/4% convertible senior subordinated notes prohibit us from securing any of our senior debt unless all other senior debt is secured; and our 7 3/8% senior notes prohibit us from securing senior debt without providing security for the 7 3/8% senior notes, subject to certain permitted carve outs as defined in the indenture. We are currently in discussions with Westar Energy regarding the terms of the extension of the Westar Credit Facility. Westar Energy has provided assurance that it presently intends to renew the Westar Credit Facility through January 5, 2005 should such renewal be necessary to provide us continued liquidity at January 5, 2004 when the facility is currently scheduled to terminate. In the event our Westar Credit Facility is not extended on its present terms and we are required to seek such financing from unaffiliated third parties, we may not be able to do so on terms as economically favorable as those under our present Westar Credit Facility or at all. KCC orders also preclude us from raising monies through the sale of assets in excess of $100,000 without prior KCC approval. Please refer to "Business—Overview" for information on standstill provisions which also impact on Westar Energy's dealings with us. We have in the past few years tried to obtain a line of credit from third party sources, but have been unable to do so.

        We have $10.2 million in debt maturing in 2003, including $9.7 million principal amount of our Convertible Senior Subordinated Notes due in September 2003. We believe the required capital will be provided by a combination of cash flow from our security monitoring customer base and tax payments from Westar Energy which generated $43.4 million of positive cash flow from operations in 2002. While we believe we will have adequate funds in 2003 from internally generated sources, the Westar Credit Facility, payments made under the tax sharing agreement and from assets sales, factors such as economic conditions, the inability to receive required KCC approvals, and a decision by Westar Energy not to extend the Westar Credit Facility could impair our liquidity in 2004.

        As discussed below, we have obligations under which our outstanding notes have been issued which could require us to offer to purchase such debt in connection with a change of control such as a disposition by Westar Energy of its investment in our common stock. Should a change in control occur, we anticipate that a purchaser of Westar Energy's interest in us would negotiate the amendment of the terms of our outstanding debt requiring its repurchase, or assist us in finding sufficient sources of funds to meet our repurchase obligations. We also anticipate that a purchaser would assist us in arranging for new credit facilities or provide us needed credit. However, we can give no assurance that any such arrangements will or could be made or any needed funds otherwise be provided.

        Our ability to borrow under the Westar Credit Facility is subject to compliance with certain financial covenants described under "Material Commitments" below.

        The Westar Credit Facility must be paid in full upon any sale by Westar Energy of our common stock. Furthermore, the indentures governing all of our debt securities require that we offer to repurchase the securities in certain circumstances following a change of control such as would occur if Westar Energy completes the sale of its investment in us.

  •
  The Senior Subordinated Discount Notes (13 5/8%) and Convertible Notes (6 3/4%) require us to make a repurchase offer at approximately 101% of principal amount, plus interest in the event of a change in control; and

  •
  the Senior Notes (7 3/8%) and Senior Subordinated Notes (8 1/8%) require us to make a repurchase offer at 101% of principal amount, plus interest in the event of a change in control coupled with two ratings downgrades that occurred after the date the Company announces an intent to pursue a transaction that results in a change of control.

        As of December 31, 2002, we had outstanding $29.9 million principal amount of the Senior Subordinated Discount notes, $9.7 million principal amount of the Convertible Notes, $190.9 million principal amount of the Senior Notes and $110.3 million principal amount of the Senior Subordinated Notes.

        Operating Cash Flows for the Year Ended December 31, 2002.    Our operating activities provided net cash flows of $43.4 million in 2002 compared to $36.8 million in 2001, an increase of $6.6 million.

        Investing Cash Flows for the Year Ended December 31, 2002.    We used a net $20.9 million for our investing activities in 2002. Proceeds from the sale of customer accounts and our Canadian operations provided cash of $18.6 million. We invested a net $30.2 million in cash to install and acquire new accounts, $8.1 million to acquire fixed assets and invested $1.4 million in the purchase of AV ONE, an aviation company, from Westar Energy. In 2001, we invested a net $21.6 million in cash to install and acquire new accounts and $7.0 million to acquire fixed assets.

        Financing Cash Flows for the Year Ended December 31, 2002.    We used a net $25.0 million in cash for financing activities in 2002. We increased our borrowings under the Westar Credit Facility by $78.0 million. We used cash to purchase $103.2 million in face value of our outstanding debt for $83.2 million, $2.2 million to acquire 1,000,000 shares of our outstanding stock, and $13.5 million to purchase equity securities of our parent. At December 31, 2002, the Westar Credit Facility had a weighted average annual interest rate before fees of 5.2% and an outstanding balance of $215.5 million. In 2001, we used a net $27.9 million in financing activities. Borrowings under our Westar Credit Facility increased by $93.5 million. We used cash to purchase $146.0 million in face value of our outstanding debt for $91.7 million, to make principal payments of $0.5 million on capital leases and to acquire 22,013,592 shares of our outstanding stock for $27.1 million. We also invested $1.4 million in Westar

Energy securities. At December 31, 2001 our Westar Credit Facility had a weighted average annual interest rate of 5.8% and an outstanding balance of $137.5 million.

        Capital Expenditures.    We anticipate making capital expenditures of approximately $35 million in 2003. Of such amount, we plan to expend approximately $22 million in customer acquisition costs and $13 million for fixed assets. Assuming we have available funds, capital expenditures for 2004 and 2005 are expected to be approximately $36 million and $40 million, respectively. Of these amounts approximately $26 million and $30 million would be used for customer acquisition costs with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented. See "Liquidity and Capital Resources" above for information with respect to how we believe we can obtain funds for capital requirements.

        Material Commitments.    We have future, material, long-term commitments made in the past several years in connection with our growth. The following reflects our commitments as of December 31, 2002:

	Payment Due by Period
At December 31, 2002: Contractual Cash Obligations	2003	2004 - 2005	2006 - 2007	Thereafter	Total
	(Dollars in thousands)
Long-term debt	$9,725	$220,797	$—	$110,340	$340,862
Capital lease obligations	434	—	—	—	434
Operating leases	8,936	10,694	3,808	1,925	25,363
Unconditional purchase obligations(a)	4,060	2,030	—	—	6,090
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$23,155	$233,521	$3,808	$112,265	$372,749

(a)
Contract tariff for telecommunication services.

        The table below shows our total commercial commitments and the expected expiration per period:

	Amount of Commitment Expiration Per Period
At December 31, 2002: Other Commercial Commitments	2003	2004 - 2005	2006 - 2007	Thereafter	Total
	(Dollars in thousands)
Line of credit	$—	$215,500	$—	$—	$215,500
Standby letters of credit	2,000	—	—	—	2,000

Total commercial commitments	$2,000	$215,500	$—	$—	$217,500

        Most of the long-term debt instruments contain restrictions based on "EBITDA". The definition of EBITDA varies among the various indentures and the Westar Credit Facility. EBITDA is generally derived by adding to income (loss) before income taxes, interest expense and depreciation and amortization expense. However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

        Our Westar Credit Facility and the indentures relating to our other indebtedness contain the financial covenants summarized below:

Debt Instrument	Financial Covenant	Ratio as of 12/31/02
Westar Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA less than 5.75 to 1.0	4.6
	Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense greater than 2.10 to 1.0	2.8
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0	3.1
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA less than 6.0 to 1.0	4.0
	Senior debt/annualized current quarter EBITDA less than 4.0 to 1.0	2.9

        These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations. Our ability to comply with the ratios and the tests will be affected by events outside our control and there can be no assurance that we will continue to meet those tests. Failure to meet the tests would place additional restrictions on our ability to incur indebtedness. A violation of these restrictions would result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable.

        Credit Ratings.    As of April 3, 2003, our public debt was rated as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	B	CCC+	Negative
Moody's	Caa1	Caa3	Negative
Fitch Ratings	CCC+	CCC-	Negative

        There are no covenants or restrictions in our indentures or other agreements that would be affected by a change in these ratings unless coupled with a change in control. Upon a change in control and two ratings downgrades, the holders of our Senior Notes and Senior Subordinated Notes have the option to redeem the respective notes at a price of 101% of par as discussed above.

        In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to further downgrades which make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

        Debt and Equity Repurchases.    We may from time to time purchase our debt and equity securities in the open market or through negotiated transactions if we have adequate capital. The timing and terms of purchases, and the amount of debt or equity actually purchased, will be determined based on market conditions, the availability of funds and other factors. From January 1, 2003 through April 3, 2003, we purchased 2,500 shares of our common stock for $3,400. As of April 3, 2003, we had authority from our board of directors to purchase an additional approximately 8.2 million shares of our common stock.

        In 2002, we purchased in the open market, approximately $1.8 million in Westar Energy preferred stock, approximately $67.4 million of Westar Energy notes, approximately $0.1 million in ONEOK common stock and approximately $12.6 million of Westar Energy common stock. In 2002, we received dividends of $0.6 million on Westar Energy Securities and sold $0.3 million of Westar Energy preferred stock at cost. The dividends received were recorded as a reduction in the investment in parent. On March 25, 2002, we sold our investments in the ONEOK stock and the Westar Energy 6.25% notes to Westar Energy for approximately $9.8 million. On that same date, we purchased from Westar Industries approximately $8.3 million (face amount) of our Senior Subordinated Discount Notes for approximately $7.5 million and $6.5 million (face amount) of our Senior Subordinated Notes for approximately $4.5 million. In May and June 2002, we sold the remaining investment in Westar Energy notes to Westar Energy at cost.

        At December 31, 2002, our total investment in the remaining Westar Energy securities was approximately $15.0 million. These securities were sold to Westar Energy on February 14, 2003 for $11.6 million. The difference between our cost and the proceeds we received will be treated as a reduction in contributed capital from Westar Energy in the first quarter of 2003.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risk relating to interest rates.

        Interest Rate Exposure.    We have approximately $215.5 million of long-term variable rate debt as of December 31, 2002. A 100 basis point change in the debt benchmark rate would impact pre tax income by approximately $2.2 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and supplementary data, together with the report of Deloitte & Touche LLP, independent public accountants, are included elsewhere herein. See "Index to Financial Statements" on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective May 30, 2002, the Audit and Finance Committee of our board of directors decided not to retain Arthur Andersen LLP as our public accountants and engaged Deloitte & Touche LLP to serve as our principal accountants for fiscal year 2002. This matter was previously reported by us in our Form 8-K dated May 30, 2002 filed with the SEC.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

        Information relating to our directors, nominees for directors and executive officers is set forth under the heading "Election of Directors" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 28, 2003, which will be filed with the Securities and Exchange Commission no later than April 30, 2003, and which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to our executive officers and executive compensation is set forth under the heading "Executive Officers; Executive Compensation and Related Information" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 28, 2003, which will be filed with the Securities and Exchange Commission no later than April 30, 2003, and which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to the security ownership of certain beneficial owners and management is set forth under the headings "Security Ownership of Certain Beneficial Owners", "Security Ownership of Management and Directors" and "Equity Compensation Plan Information" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 28, 2003 which will be filed with the Securities and Exchange Commission no later than April 30, 2003, and which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to certain relationships and related transactions concerning directors and executive officers is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 28, 2003, which will be filed with the Securities and Exchange Commission no later than April 30, 2003, and which is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recordings, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as a part of this report:

  1.
  The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements.

  2.
  The following Exhibits:

Exhibit No.	Exhibit Description
2.1	Contribution Agreement dated as of July 30, 1997 (the "Contribution Agreement"), between Westar Energy and Protection One, Inc. ("POI") (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by POI and Protection One Alarm Monitoring, Inc. ("Monitoring") dated July 30, 1997 (the "July 1997 Form 8-K")). The Common File Number of POI is 0-24780. The Common File Number of Monitoring is 33-73002-01.
2.2	Amendment No. 1 dated October 2, 1997, to the Contribution Agreement (incorporated by reference to Exhibit 99.1 to the Current Report of Form 8-K filed by POI and Monitoring dated October 2, 1997).
2.3	Amendment No. 2 dated February 29, 2000 to the Contribution Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
2.4	Amendment No. 3 dated June 21, 2001 to the Contribution Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by POI and Monitoring dated August 14, 2001).
2.5	Amendment No. 4 dated October 25, 2001 to the Contribution Agreement. ( incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2001 (the "Fiscal 2001 Form 10-K"))
2.6	Consent and Limited Waiver Agreement dated March 18, 2002 to the Contribution Agreement (incorporated by reference to Exhibit 2.6 to the Fiscal 2001 Form 10-K).
2.7	Consent and Limited Waiver Agreement dated July 1, 2002 to the Contribution Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated November 14, 2002).
3.1	Fifth Amended and Restated Certificate of Incorporation of POI, as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1997 (the "Fiscal 1997 Form 10-K")).
3.2	Amendment dated as of November 24, 1997 to Fifth Amended and Restated Certificate of Incorporation of POI.
3.3	By-laws of POI (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended March 31, 1996).
3.4	Certificate of Incorporation of Monitoring, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (Registration Number 333-09401) originally filed by Monitoring and, inter alia, POI on August 1,1996 (the "August 1996 Form S-3")).
3.5	Bylaws of Monitoring (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by POI and, inter alia, Monitoring for the year ended September 30, 1994).

4.1	Indenture dated as of May 17, 1995, among Monitoring, as Issuer, POI, inter alia, as Guarantor, and The First National Bank of Boston ("FNBB"), as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 33-94684) originally filed by POI and, inter alia, Monitoring on July 18, 1995 (the "1995 Form S-4")).
4.2	First Supplemental Indenture dated as of July 26, 1996, among Monitoring, as Issuer, POI, inter alia, as Guarantor and State Street Bank and Trust Company ("SSBTC") as successor to FNBB as Trustee (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended September 30, 1996 (the "Fiscal 1996 Form 10-K")).
4.3	Second Supplemental Indenture dated as of October 28, 1996, among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the Fiscal 1996 Form 10-K)).
4.4	Third Supplemental Indenture dated as of February 14, 2000 among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2000 (the "Fiscal 2000 Form 10-K")).
4.5	Subordinated Debt Shelf Indenture dated as of August 29, 1996, among Monitoring as Issuer, POI as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the August 1996 Form S-3).
4.6	Supplemental Indenture No. 1 dated as of September 20, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by POI and Monitoring and dated September 20,1996 (the "September 1996 Form 8-K")).
4.7	Supplemental Indenture No. 2 dated as of October 28, 1996, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.6 to the Fiscal 1996 Form 10-K).
4.8	Supplemental Indenture No. 3 dated as of February 14, 2000, among Monitoring as Issuer, POI, inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.8 to the Fiscal 2000 Form 10-K).
4.9	Indenture, dated as of August 17, 1998, among Monitoring, as issuer, POI as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by POI and Monitoring on September 22, 1998).
4.10	Indenture, dated as of December 21, 1998, among Monitoring, as issuer, POI, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1998 (the "Fiscal 1998 Form 10-K"))
10.1	Stock Purchase Warrant dated as of September 16, 1991, issued by POI to Merita Bank, Ltd. (formerly Kansallis-Osake-Pankki) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed by POI and, inter alia, Monitoring for the quarter ended March 31, 1994).
10.2	Warrant Agreement dated as of November 3, 1993, between Monitoring and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Registration Statement 33-73002) originally filed by POI, Monitoring and certain former subsidiaries of Monitoring on December 15, 1993 (the "1993 Form S-4")).
10.3	Registration Rights Agreement dated as of November 3, 1993, among Monitoring, POI, certain former subsidiaries of Monitoring and Bear, Stearns & Co., Inc. (incorporated by reference to Exhibit 4.4 to the 1993 Form S-4).

10.4	Warrant Agreement dated as of May 17, 1995, between POI and The First National Bank of Boston, as Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995 Form S-4).
10.5	1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit 10.23 to the Fiscal 1996 Form 10-K).*
10.6	1997 Long-Term Incentive Plan of POI (incorporated by reference to Appendix F to POI's proxy statement dated November 7, 1997).*
10.7	Notes Registration Rights Agreement dated as of May 17, 1995, among POI, Monitoring, Morgan Stanley & Co., Incorporated and Montgomery Securities (incorporated by reference to Exhibit 4.2 to the 1995 Form S-4).
10.8	Revolving Credit Agreement among Monitoring, borrower, NationsBank, N.A., administrative agent, First Union National Bank, syndication agent, Toronto Dominion (Texas), Inc., documentation agent, and Lenders named therein, dated December 21, 1998 (the "Revolving Credit Agreement") (incorporated by reference to Exhibit 10.11 to the Fiscal 1998 Form 10-K).
10.9	First Amendment to the Revolving Credit Agreement, dated as of February 26, 1999 (incorporated by reference to Exhibit 10.12 to the Fiscal 1998 Form 10-K).
10.10	Agreement, dated as of February 29, 2000, by and among POI, Monitoring, and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
10.11	Second Amendment of Credit Agreement, effective as of February 29, 2000, between Monitoring and Westar Industries, Inc., as Administrative Agent and a Lender (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by POI and Monitoring dated February 29, 2000).
10.12	Registration Rights Agreement, dated December 21, 1998, among Monitoring, POI and various subsidiary guarantors and Morgan Stanley & Co. Incorporated, Chase Securities Inc; First Union Capital Markets, NationsBanc Montgomery Securities LLC and TD Securities (USA), Inc. (the "Placement Agents").
10.13	Form of Change of Control Agreement with Anthony Somma (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1999 (the "Fiscal 1999 Form 10-K")).*
10.14	Third Amendment to the Revolving Credit Agreement, dated as of January 2, 2001, between Monitoring and Westar Industries, Inc., as Administrative Agent and as a Lender (incorporated by reference to Exhibit 10.15 to the Fiscal 2000 Form 10-K.
10.15	Fourth Amendment to the Revolving Credit Agreement, dated as of February 28, 2001, between Monitoring and Westar Industries, Inc., as Administrative Agent and as a Lender (incorporated by reference to Exhibit 10.16 to the Fiscal 2000 Form 10-K).
10.16	Fifth Amendment of Credit Agreement effective as of June 30, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated August 15, 2001).
10.17	Sixth Amendment of Credit Agreement effective as of November 1, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated November 14, 2001).
10.18	Seventh Amendment to Credit Agreement effective March 25, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.19 to the Fiscal 2001 Form 10-K).

10.19	Eighth Amendment of Credit Agreement effective as of June 3, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.20	Ninth Amendment of Credit Agreement effective as of June 26, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.21	Tenth Amendment of Credit Agreement effective as of July 25, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated November 14, 2002).
10.22	Eleventh Amendment of Credit Agreement effective as of August 26, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated November 14, 2002).
10.23	Twelfth Amendment of Credit Agreement effective as of September 11, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated November 14, 2002).
10.24	Employment Agreement dated as of April 16, 2001 between Protection One, Inc. and Richard Ginsburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated May 15, 2001).*
10.25	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Richard Ginsburg.+*
10.26	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Darius G. Nevin.+*
10.27	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Peter J. Pefanis.+*
10.28	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Mack Sands.+*
10.29	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Steve V. Williams.+*
10.30	Letter Agreement dated November 1, 2001 between Westar Industries, Inc. and POI regarding management fee and financial advisory services.
10.31	Outsourcing Agreement between Westar Energy, Inc. and Protection One Data Services, Inc. dated July 1, 2002 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.32	Westar Aviation, Inc. Stock Purchase Agreement dated as of June 5, 2002 by and between Westar Industries, Inc. and Protection One, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.33	Aircraft Reimbursement Agreement dated as of June 5, 2002 between AV ONE, Inc. (f/k/a Westar Aviation, Inc.) and Westar Industries (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.34	Kansas Corporation Commission Order dated November 8, 2002 (incorporated by reference to Exhibit 99.2 to our Quarterly Report on Form 10-Q dated November 14, 2002).
10.35	Kansas Corporation Commission Order No. 55 dated December 23, 2002 (filed as Exhibit 99.1 to our December 30, 2002 Form 8-K).

10.36	Limited Stipulation and Agreement dated February 11, 2003, with the Staff of the Kansas Corporation Commission, Westar Energy, Inc., Westar Industries, Inc., Citizens' Utility Ratepayer Board, MBIA Insurance Corporation and the Kansas Industrial Consumers (filed as Exhibit 99.1 to our February 11, 2003 Form 8-K).
10.37	Kansas Corporation Commission Order dated February 10, 2003 (filed as Exhibit 99.1 to our February 14, 2003 Form 8-K).
10.38	Partial Stipulation and Agreement dated February 25, 2003, with the Staff of the Kansas Corporation Commission, Westar Energy, Inc., Westar Industries, Inc. and MBIA Insurance Corporation (filed as Exhibit 99.1 to our February 25, 2003 Form 8-K).
10.39	Kansas Corporation Commission Order No. 62 approving Limited Stipulation and Agreement dated February 14, 2003.+
10.40	Kansas Corporation Commission Order No. 65 dated March 11, 2003 (filed as Exhibit 99.1 to our March 14, 2003 Form 8-K).
10.41	Letter dated March 19, 2003 from J. Eric Griffin of Protection One, Inc. to the Kansas Corporation Commission accepting the conditions of Kansas Corporation Commission Order No. 65.+
10.42	Letter dated March 19, 2003 from J. Eric Griffin of Protection One, Inc. to Martin J. Bregman of Westar Energy pursuant to Kansas Corporation Commission Order No. 65.+
12.1	Statement regarding Computation of Earnings to Fixed Charges.+
16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to our Current Report on Form 8-K dated May 30, 2002).
21.1	Subsidiaries of POI and Monitoring.+
23.1	Consent of Deloitte & Touche LLP.+
99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the annual report provided for the year ended December 31, 2002 (furnished and not to be considered filed as part of the Form 10-K).

*
Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to Item 14(c) of Form 10-K.

+
Filed herewith.

(b)
During the last quarter of the year covered by this Report, POI and Monitoring filed the following Reports on Form 8-K: A Current Report on Form 8-K dated November 1, 2002 reported that we will restate our first and second quarter 2002 financial statements to reflect an additional impairment pursuant to the application of Statement of Financial Accounting Standards Nos. 142 and 144. A Current Report on Form 8-K dated December 9, 2002 reported that Douglas T. Lake resigned as Chairman of the Board of Directors of Protection One Alarm Monitoring, Inc., effective immediately. A Current Report on Form 8-K dated December 30, 2002 reported that the Kansas Corporation Commission issued an order modifying an order issued November 8, 2002 addressing the financial plan of Westar Energy, Inc., the 88% owner of Protection One.

PROTECTION ONE, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Protection One, Inc.:

        We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index to Financial Statements at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Protection One, Inc. and subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Note 14 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets with the adoption of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in 2002.

Deloitte & Touche LLP
Kansas City, Missouri
April 11, 2003

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except for per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,545	$3,671
Restricted cash	2,616	—
Receivables, net	26,084	35,972
Inventories, net	7,213	8,043
Prepaid expenses	4,672	2,487
Related party tax receivable	20,745	1,655
Deferred tax assets	8,256	8,783
Other	4,094	3,702
Assets of discontinued operations	1,117	22,938

Total current assets	76,342	87,251
Property and equipment, net	37,754	55,244
Customer accounts, net	312,785	719,679
Goodwill	41,847	763,449
Deferred tax assets, net of current portion	286,645	79,612
Deferred customer acquisition costs	75,403	33,535
Other	6,796	10,168

Total Assets	$837,572	$1,748,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,159	$688
Accounts payable	5,795	5,617
Accrued liabilities	35,921	40,543
Due to related parties	995	1,875
Deferred revenue	35,115	39,998
Liabilities of discontinued operations	428	1,364

Total current liabilities	88,413	90,085
Long-term debt, net of current portion	547,798	584,115
Deferred customer acquisition revenue	31,662	12,571
Other liabilities	1,552	391

Total Liabilities	669,425	687,162

Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common Stock, $.01 par value, 150,000,000 shares authorized, 127,796,745 shares and 127,245,891 shares issued at December 31, 2002 and 2001, respectively	1,278	1,272
Additional paid-in Capital	1,382,024	1,381,450
Unrealized loss on currency translation	—	(2,361)
Deficit	(1,165,596)	(284,741)
Investment in Parent	(14,950)	(1,413)
Treasury stock, at cost, 29,840,405 and 28,840,405 shares at December 31, 2002 and 2001, respectively	(34,609)	(32,431)

Total stockholders' equity	168,147	1,061,776

Total Liabilities and Stockholders' Equity	$837,572	$1,748,938

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Monitoring and related services	$270,854	$317,358	$390,982
Other	19,726	15,488	32,507

Total revenues	290,580	332,846	423,489
Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	78,635	100,603	125,299
Other	34,523	18,471	21,737

Total cost of revenues	113,158	119,074	147,036

Gross profit (exclusive of amortization and depreciation shown below)	177,422	213,772	276,453

Operating Expenses:
Selling	28,607	17,171	17,379
General and administrative	84,377	108,841	122,829
Amortization and depreciation	82,440	195,773	217,995
Loss on impairment of customer accounts	338,104	—	—
Loss on impairment of goodwill	103,937	—	—

Total operating expenses	637,465	321,785	358,203

Operating loss	(460,043)	(108,013)	(81,750)
Other (income) expense:
Interest expense	28,270	41,272	52,695
Related party interest	14,753	10,465	7,658
Gain on retirement of debt	(19,337)	(53,043)	(75,804)
Other	(602)	(125)	(297)

Loss from continuing operations before income taxes	(483,127)	(106,582)	(66,002)
Income tax benefit	148,852	21,572	9,567

Loss from continuing operations before accounting change	(334,275)	(85,010)	(56,435)
Loss from discontinued operations, net of taxes	(2,967)	(1,038)	(736)
Cumulative effect of accounting change, net of taxes
Continuing operations	(541,330)	—	—
Discontinued operations	(2,283)	—	—

Net loss	$(880,855)	$(86,048)	$(57,171)

Other comprehensive loss:
Unrealized loss on marketable securities	—	—	$(1,202)
Unrealized gain (loss) on currency translation	863	(1,797)	(2,011)
Reclassification adjustment for losses included in sales of foreign operations	1,499	—	5,251
Income tax expense	—	—	(797)

Comprehensive loss	$(878,493)	$(87,845)	$(55,930)

Net loss per common share, basic and diluted:
Loss from continuing operations per common share	$(3.41)	$(0.81)	$(0.44)
Loss from discontinued operations per common share	(0.03)	(0.01)	(0.01)
Cumulative effect of accounting change on continuing operations per common share	(5.52)	—	—
Cumulative effect of accounting change on discontinued operations per common share	(0.02)	—	—

Net loss per common share	$(8.98)	$(0.82)	$(0.45)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(880,855)	$(86,048)	$(57,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on retirement of debt	(19,337)	(53,043)	(75,804)
Loss on discontinued operations, net of taxes	2,967	1,038	736
Cumulative effect of accounting change, net of taxes	543,613	—	—
Loss on impairment of customer accounts	338,104	—	—
Loss on impairment of goodwill	103,937	—	—
(Gain) loss on sale of branch assets	(722)	75	—
Amortization and depreciation	82,440	195,773	217,995
Amortization of debt costs and premium	2,281	1,394	(1,715)
Amortization of deferred customer acquisition costs in excess of deferred revenues	19,714	3,859	1,880
Deferred income taxes	(129,273)	(3,415)	18,388
Provision for doubtful accounts	4,566	5,888	14,482
Other	195	505	(3,512)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	5,262	(6,221)	(124)
Related party tax receivable	(19,090)	1,524	—
Other assets	(2,319)	(2,635)	(7,799)
Accounts payable	108	(1,423)	1,459
Deferred revenue	(4,426)	(3,699)	(8,768)
Other liabilities	(3,774)	(16,761)	(645)

Net cash provided by operating activities	43,391	36,811	99,402
Cash flows from investing activities:
Installations and purchases of new accounts	(1,653)	(5,030)	(13,099)
Deferred customer acquisition costs	(45,533)	(28,790)	(19,571)
Deferred customer acquisition revenue	17,068	12,218	—
Purchase of property and equipment	(8,056)	(7,057)	(18,416)
Purchase of parent company bonds	(67,492)	—	—
Proceeds from sale of parent company bonds	67,492	—	—
Purchase of AV One, Inc.	(1,378)	—	—
Purchase of Powercall	—	—	(11,748)
Proceeds from disposition of assets and sale of customer accounts	18,609	20,935	183,025

Net cash provided by (used in) investing activities	(20,943)	(7,724)	120,191
Cash flows from financing activities:
Payments on long-term debt	(84,032)	(92,184)	(46,896)
Proceeds from long-term debt	44	1,393	6,388
Borrowings from (repayments on) Westar Credit Facility	78,000	93,500	(181,000)
Purchase of parent company stock-held as treasury	(13,537)	(1,413)	—
Purchase of Treasury Stock	(2,178)	(27,099)	(5,332)
Issuance costs and other	(1,941)	(1,925)	160
Funding from parent	(1,306)	(151)	2,916

Net cash used in financing activities	(24,950)	(27,879)	(223,764)

Net cash provided by (used in) discontinued operations	376	(148)	(700)

Net increase (decrease) in cash and cash equivalents	(2,126)	1,060	(4,871)
Cash and cash equivalents:
Beginning of period	3,671	2,611	7,482

End of period	$1,545	$3,671	$2,611

Cash paid for interest	$45,202	$60,468	$65,043

Cash paid for taxes	$231	$351	$931

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

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollar amounts in thousands)

	Common Stock						Accumulated other comprehensive loss
			Treasury Stock	Additional Paid-In Capital	Investment In Parent Securities			Total Stockholders' Equity
	Shares	Amount				Deficit
Common Stock
December 31, 1999	126,945,337	$1,269	$—	$1,358,978	$—	$(141,522)	$(1,805)	$1,216,920
Exercise of options and warrants	5,440	—	—	21	—	—	—	21
Shares issued-ESPP	84,023	1	—	139	—	—	—	140
Intercompany transactions (Note 6)	—	—	—	21,636	—	—	—	21,636
Realized gain-marketable securities	—	—	—	—	—	—	995	995
Unrealized loss-currency translation	—	—	—	—	—	—	246	246
Acquisition of treasury stock	(6,826,813)	—	(5,332)	—	—	—	—	(5,332)
Net loss	—	—	—	—	—	(57,171)	—	(57,171)

December 31, 2000	120,207,987	$1,270	$(5,332)	$1,380,774		$(198,693)	$(564)	$1,177,455
Exercise of options and warrants	65,568	1	—	612	—	—	—	613
Shares issued-ESPP	145,523	1	—	99	—	—	—	100
Intercompany transactions	—	—	—	(35)	—	—	—	(35)
Unrealized loss-currency translation	—	—	—	—	—	—	(1,797)	(1,797)
Acquisition of treasury stock	(22,013,592)	—	(27,099)	—	—	—	—	(27,099)
Investment in parent securities	—	—	—	—	(1,413)	—	—	(1,413)
Net loss	—	—	—	—		(86,048)	—	(86,048)

December 31, 2001	98,405,486	$1,272	$(32,431)	$1,381,450	(1,413)	$(284,741)	$(2,361)	$1,061,776
Exercise of options and warrants	61,063	1	—	224	—	—	—	225
Shares issued-ESPP	489,791	5	—	372	—	—	—	377
Intercompany transactions	—	—	—	(22)	—	—	—	(22)
Unrealized loss-currency translation	—	—	—	—	—	—	2,361	2,361
Acquisition of treasury stock	(1,000,000)	—	(2,178)	—	—	—	—	(2,178)
Investment in parent securities	—	—	—	—	(13,537)	—	—	(13,537)
Net loss	—	—	—	—	—	(880,855)	—	(880,855)

December 31, 2002	97,956,340	$1,278	$(34,609)	$1,382,024	$(14,950)	$(1,165,596)	$—	$168,147

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company:

        Protection One, Inc. ("Protection One" or the "Company"), a Delaware corporation, is a publicly traded security alarm monitoring company. Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers. Westar Industries, Inc. ("Westar Industries"), a wholly owned subsidiary of Westar Energy, Inc. ("Westar Energy"), owns approximately 88% of the Company's common stock. Westar Energy is a public electric utility and is regulated by the Kansas Corporation Commission ("KCC"). On November 8, 2002 the KCC issued an Order that among many findings and directives, requested Westar Energy consider selling its investment in Protection One. In early 2003, Westar Energy announced that it intends to sell its investment in Protection One stock.

        The Company prepares its financial statements in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements include the accounts of Protection One's wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

        The Company's strategy is to improve returns on invested capital by realizing economies of scale from increasing customer density in the largest urban markets in North America. The Company plans to accomplish this goal by: (i) retaining its customers by providing quality customer service from its monitoring facilities and its branches; and (ii) using its national presence, strategic alliances and strong local operations to persuade the most desirable residential and commercial prospects to enter into long term agreements with the Company on terms that permit it to achieve appropriate returns on capital. When adequate capital becomes available, the Company would like to resume acquiring alarm companies and portfolios of alarm accounts pursuant to transactions that meet the Company's strategic and financial requirements.

        The Company has reported losses for the past several years, working capital has decreased and Westar Energy has announced that it intends to sell its investment in Company stock. Additionally, the Company's current primary financing source is through a credit facility with Westar Energy and credit available under such facility has been reduced (see Notes 5 and 6). Management of the Company has evaluated these conditions and events in establishing its operating plans for the Company. In addition to the plans and strategies noted in the paragraph above, management plans to carefully monitor the level of investment in new customer accounts, continue control of operating expenses, curtail other capital expenditures, if necessary, and continue efforts to extend or replace the credit facility upon its expiration in January 2004. Management believes that the funds provided from operations and from the Westar Credit Facility, coupled with receipts under the tax sharing agreement (see Note 8) will be sufficient throughout 2003.

2.    Summary of Significant Accounting Policies:

(a)    Revenue Recognition

        Revenues are recognized when security services are provided. System installation revenues, sales revenues on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential customers with monitoring service contracts. For commercial customers and our national account customers, revenue recognition is dependent upon each specific customer contract. In instances when the Company passes title to a system unaccompanied by a service agreement or the Company passes title at a price that it believes is unaffected by an accompanying but undelivered service, the Company recognizes revenues and costs in the period incurred. In cases where the Company retains title to the system or it prices the system lower than it otherwise would because of an accompanying service agreement, the Company defers and amortizes revenues and direct costs.

        Deferred system and upgrade installation revenues are recognized over the expected life of the customer utilizing an accelerated method for residential and commercial customers and a straight-line method for our Multifamily customers. Deferred costs in excess of deferred revenue are recognized over the initial contract term, utilizing a straight-line method, typically two to three years for residential systems, five years for commercial systems and five to ten years for Multifamily systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer.

        In 2000, the Company adopted Staff Accounting Bulletin ("SAB") 101 which requires the Company to defer certain system sales and installation revenues and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. Historically, the Company has acquired most of its customer accounts by acquisition or through an independent dealer program. In the dealer program, dealers billed and retained all installation revenues. The impact of SAB 101 for 2000 was not significant because the Company began its internal sales program that year. In 2001, the Company deferred approximately $12.2 million in revenues and approximately $28.8 million of associated direct and incremental selling and installation costs. In 2002, the Company deferred approximately $17.1 million in revenues and approximately $45.5 million of associated direct and incremental selling and installation costs in the same manner as deferred revenues.

        Deferred revenues also result from customers who are billed for monitoring and extended service protection in advance of the period in which such services are provided, on a monthly, quarterly or annual basis. Revenues from monitoring activities are recognized in the period such services are provided.

(b)    Inventories

        Inventories, primarily comprised of alarm systems and parts, are stated at the lower of average cost or market. Inventory is shown net of an obsolescence reserve of $3.6 million and $3.3 million at December 31, 2002 and 2001, respectively. This reserve is determined based primarily upon current usage of the individual parts included in inventory.

(c)    Property and Equipment

        Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives. Gains or losses from retirements and dispositions of property and equipment are recognized in income in the period realized. Repair and maintenance costs are expensed as incurred.

        Estimated useful lives of property and equipment are as follows:

Furniture, fixtures and equipment	5-10 years
Data processing and telecommunication	8 mos-7 years
Leasehold improvements	lease term; generally 5-10 years
Vehicles	5 years
Buildings	40 years

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

        The Company has a pro-rata tax sharing agreement with Westar Energy (the "Tax Sharing Agreement"). Pursuant to this agreement Westar Energy makes payments to the Company for current tax benefits utilized by Westar Energy in its consolidated tax return irrespective of whether the Company would realize these current benefits on a separate return basis. No valuation allowance has been established since the Tax Sharing Agreement utilizes a parent company down approach in the allocation of income tax expense among members of the consolidated tax group and no valuation allowance is necessary at the Westar Energy level. If Westar Energy completes its intended disposition of Protection One payment for such benefits would no longer be made and the Company's net deferred tax assets of $294.9 million at December 31, 2002 might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred. The Company would be required to record a non-cash charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge could be material and could have a material adverse effect on its business, financial condition and results of operations.

(e)    Comprehensive Loss

        Comprehensive loss comprises net loss plus the unrealized gains and losses associated with foreign currency translations and available-for-sale investment securities.

(f)    Customer Accounts

        Customer accounts are stated at cost and are amortized over the estimated customer life. The cost includes amounts paid to dealers and the estimated fair value of accounts acquired in business acquisitions. Internal costs incurred in support of acquiring customer accounts are expensed as incurred.

        The choice of an amortization life is based on estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life. Selected periods were determined because, in management's opinion, they would adequately match amortization cost with anticipated revenue. The Company periodically uses an independent appraisal firm to perform lifing studies on its customer accounts in order to assist management in determining appropriate lives of its customer accounts. These reviews are performed specifically to evaluate the Company's historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and the Company's historical attrition experience. The Company has identified four distinct pools of customer accounts, each of which has distinct attributes that effect differing attrition characteristics. For the North America and Europe pools, the results of the lifing studies indicated to the Company that it can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimated revenue stream from these customer pools.

        Our amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
North America
—Acquired Westinghouse Customers	Eight-year 120% declining balance
—Other Customers	Ten-year 135% declining balance
Europe(*)	Ten-year 125% declining balance
Multifamily	Nine-year straight-line

(*)
The Europe segment was sold to Westar Energy on February 29, 2000.

        The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts. The report showed the Company's North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 9 years. The Company's Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 10 years. Taking into account the results of the lifing study and the inherent expected declining revenue streams for North America and Multifamily, in particular during the first five years, the Company adjusted the amortization of customer accounts for its North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues. In the first quarter of 2002, the Company changed its amortization rate for its North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method. The change to this 10 year 135% accelerated method, provides for a better matching to the declining revenue stream, in particular during the first five years, when the year over year decline is greatest and a significant portion of the revenue stream is expected to be received. For the Multifamily pool the Company will continue to amortize on a straight-line basis, utilizing a shorter nine year life. The change to the 9 year life straight-line method provides for a better matching to the declining revenue stream, in particular during the first five years, when the decline is greatest and a significant portion of the revenue stream is expected to be received. The Company accounted for these amortization changes prospectively beginning January 1, 2002, as a change in estimate. These changes in estimates increased amortization expense for the year ended December 31, 2002 on a pre-tax basis by approximately $1.3 million and on an after tax basis by approximately $0.8 million. The change in estimate had no significant impact on reported earnings per share.

        Effective January 1, 2002, we adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived

Assets." To implement the new standards, an independent appraisal firm was engaged to help management estimate the fair values of goodwill and customer accounts. Based on this analysis completed during 2002, we recorded a net charge of approximately $765.2 million, net of tax, of which $543.6 million was related to goodwill and $221.6 million was related to customer accounts. These accounting standards, the related charge and other related information are detailed in Note 14 of the Notes to Consolidated Financial Statements, "Impairment Charges Pursuant to New Accounting Rules."

        Due to the levels of customer attrition experienced in 2001 and 2000 and because of recurring losses, management performed an impairment test on its customer account asset and goodwill in both 2001 and 2000. These tests indicated that future estimated undiscounted cash flows exceeded the sum of the recorded balances for customer accounts and goodwill.

(g)    Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The Company changed its estimate of goodwill life from 40 years to 20 years as of January 1, 2000. For 2000 and 2001, remaining goodwill, net of accumulated amortization, was amortized over its remaining useful life based on a 20-year life.

        Beginning January 1, 2002, goodwill is no longer amortized. New accounting rules adopted on January 1, 2002 do not permit amortization and require an annual impairment test. See Note 14 of the "Notes to Consolidated Financial Statements" for information regarding an impairment recorded in 2002 pursuant to new accounting rules. The Company established July 1 as its annual impairment testing date. The Company completed this testing during the third quarter of 2002 and determined that no additional impairment was required as of July 1, 2002. The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of impairment are present. Declines in market value of its business or the value of its customer accounts that may be incurred prospectively may also require additional impairment charges. Any such impairment charges could be material.

        After regulatory actions, including Kansas Corporation Commission Order No. 55, which prompted Westar Energy to advise the Company that it intended to dispose of its investment in the Company, the independent appraisal firm was again retained to perform an additional valuation so that the Company could perform an impairment test as of December 31, 2002. The Order limited the amount of capital Westar Energy could provide to the Company which increased the Company's risk profile. Therefore, the Company reevaluated its corporate forecast, reducing the amount of capital invested over its forecast horizon and lowered its base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation. The Company recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of its North America segment in the fourth quarter of 2002.

        Goodwill amortization expense was $48.6 million and $50.6 million, excluding $0.3 million and $0.3 million related to the discontinued Canadian operations for the years ended December 31, 2001 and 2000, respectively. Accumulated amortization was $150.1 million at December 31, 2001.

(h)    Cash and Cash Equivalents

        All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

(i)    Restricted Cash

        Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company's workers' compensation claims. The Company receives interest income earned by the trust.

(j)    Receivables

        Gross receivables, which consist primarily of trade accounts receivable, of $32.4 million at December 31, 2002 and $42.6 million at December 31, 2001 have been reduced by allowances for doubtful accounts of $6.3 million and $6.6 million, respectively. As part of the transition to its new billing system, MAS®, the Company wrote-off approximately $33.7 million of old receivables in 2001 that had previously been fully reserved.

        The company's policy is to establish a reserve for a percentage of the receivable when it is greater than 30 days past due. This percentage is increased as the receivable ages until it is fully reserved and written off when it is 120 days past due and the account is disconnected and turned over to a collection agency. In certain instances, based upon the discretion of the local general manager, credit can be extended and the account may remain active.

(k)    Advertising Costs

        Printed materials are expensed as incurred. Broadcast advertising costs are expensed upon the first broadcast of the respective advertisement. Total advertising expense was $3.9 million, $3.4 million and $4.8 million, during the years ended December 31, 2002, 2001, and 2000, respectively.

(l)    Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial, dispersed across a wide geographic base. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for potential credit losses. The Company has customers located throughout the United States. The Company does not believe a significant risk of loss from a concentration of credit risk exists.

(m)    Loss Per Share

        Loss per share is presented in accordance with SFAS No. 128 "Earnings Per Share". Weighted average shares outstanding were as follows:

	December 31,
	2002	2001	2000
Weighted average shares outstanding	98,071,206	105,458,601	126,550,059

        The Company has outstanding stock options and warrants of which approximately 1.7 million, 0.6 million and 0.5 million represent dilutive potential common shares for the years ended December 31, 2002, 2001 and 2000. These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

(n)    New Accounting Standards

        Gains and Losses from Extinguishment of Debt.    Effective July 1, 2002, the Company adopted SFAS No. 145. This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 prohibits treating gains and losses associated with extinguishments resulting from a company's risk management strategy as extraordinary. Under SFAS 145, current gains and losses from the extinguishment of debt are reported as other income. Gains or losses in prior periods that were previously classified as extraordinary that do not meet the APB Opinion No. 30 criteria have been reclassified to other income. The adoption of this standard did not impact our net income or financial condition.

        Costs Associated with Exit or Disposal Activities.    In June 2002, Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002.

        Stock Based Compensation.    In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002. The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for our stock-based compensation plans, as described in Note 7. The Company has adopted the disclosure requirements of SFAS No. 148.

        For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options' vesting period. Under SFAS No. 123, compensation expense would have been $0.9 million in 2002 and $2.8 million in 2001 and $1.0 million in 2000. Information related to the pro forma impact on our earnings and earnings per share follows.

	Year ended December 31,
	2002	2001	2000
Earnings (loss) available for common stock, as reported	$(880,855)	$(86,048)	$(57,171)
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	880	2,808	992

Earnings (loss) available for common stock, pro forma	$(881,735)	$(88,856)	$(58,163)

Net loss per common share (basic and diluted):
As reported	$(8.98)	$(0.82)	$(0.45)
Pro forma	$(8.99)	(0.84)	(0.46)

        Accounting for Guarantees.    In November 2002, FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which provides guidance for accounting for guarantees. For any guarantee entered into after November 2002, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management does not believe the Company has any such guarantees; however, any future guarantee that it enters into will be accounted for as a liability.

        Consolidation of Variable Interest Entities.    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003. The Company does not have any variable interest entities and therefore expects no impact from this interpretation.

(o)    Prior Year Reclassifications

        Certain reclassifications have been made to prior year information to conform with current year presentation.

3.    Property and Equipment:

        Property and equipment are summarized as follows (in thousands):

	December 31,
	2002	2001
Furniture, fixtures and equipment	$7,199	$8,177
Data processing and telecommunication	65,836	63,675
Leasehold improvements	5,085	2,802
Vehicles	13,892	10,685
Buildings and other	6,654	19,666

	98,666	105,005
Less accumulated depreciation	(60,912)	(49,761)

Property and equipment, net	$37,754	$55,244

        Depreciation expense was $13.5 million, $15.3 million and $22.9 million for the years ended December 31, 2002, 2001 and 2000 respectively.

4.    Intangible Assets—Customer Accounts and Goodwill:

        The following is a rollforward of the investment in customer accounts (at cost) for the following years (in thousands):

	December 31,
	2002	2001
Beginning customer accounts, net	$719,679	$858,404
Acquisition of customer accounts	1,195	4,554
Amortization of customer accounts	(68,929)	(131,957)
Impairment charge (Note 14)	(338,104)	—
Sale of accounts	(398)	(8,769)
Purchase holdbacks and other	(658)	(2,553)

Ending customer accounts, net	$312,785	$719,679

        Accumulated amortization of the investment in customer accounts at December 31, 2002 and 2001 was $632.3 million and $564.1 million, respectively.

4.    Intangible Assets—Customer Accounts and Goodwill: (Continued)

        The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years on the Company's existing customer account base as of December 31, 2002.

	2003	2004	2005	2006	2007
	(Dollars in thousands)
Estimated amortization expense	$68,679	$68,572	$52,288	$51,931	$45,610

The changes in the carrying amounts of goodwill for the year ended December 31, 2002 and 2001, are as follows (in thousands):

	North America Segment	Multifamily Segment	Total
Balance as of January 1, 2001	$664,426	$159,237	$823,663
Amortization expense	(39,352)	(9,202)	(48,554)
Reallocation of previous purchase price	(475)	—	(475)
Reduction from sale of Sonitrol business	(11,185)	—	(11,185)

Balance as of December 31, 2001	613,414	150,035	763,449
Impairment losses (Note 14)	(613,414)	(104,188)	(717,602)
Realization of purchased tax assets	—	(4,000)	(4,000)

Balance as of December 31, 2002	$—	$41,847	$41,847

5.    Long-Term Debt:

        Long-term debt and the fixed or weighted average interest rates are as follows (in thousands):

	December 31,
	2002	2001
Westar Credit Facility with Westar Industries, maturing January 5, 2004, variable 5.2%(a)	$215,500	$137,500
Senior Subordinated Notes, maturing January 2009, fixed 8.125%	110,340	176,840
Senior Unsecured Notes, maturing August 2005, fixed 7.375%	190,925	203,650
Senior Subordinated Discount Notes, maturing June 2005, effective rate 11.8%	31,033	41,809
Convertible Senior Subordinated Notes, maturing September 2003, fixed 6.75%	9,725	23,785
Other debt obligations, including capital leases	434	1,219

	557,957	584,803
Less current portion	(10,159)	(688)

Total long-term debt	$547,798	$584,115

(a)
Represents weighted average interest rate before fees on borrowings under the facility at December 31, 2002. The weighted-average annual interest rate before fees on borrowings at December 31, 2001 was 5.8%.

        During 2002 the Company acquired $103.2 million of its bonds for $83.2 million resulting in a gain of $19.3 million. During 2001 the Company acquired $146.0 million of its bonds for $91.7 million resulting in a gain of $53.0 million and during 2000 the Company acquired $221.3 million of its bonds for $136.2 million resulting in a gain of $75.8 million. In some cases these debt securities were acquired from Westar Industries limiting the amount of gain. See Note 6, "Related Party Transactions" for further discussion.

Westar Credit Facility With Westar Industries

        In accordance with the Partial Stipulation and Agreement approved by the KCC, the Westar Credit Facility with Westar Industries provides for borrowings up to $228.4 million with a variable interest rate and currently expires on January 5, 2004. Under KCC Order No. 65, Westar Energy may extend the expiration date to January 5, 2005. The KCC has authorized the extension of the Westar Credit Facility to January 5, 2005 and Westar Energy has indicated that it is willing to extend the January 5, 2004 maturity date of the facility. Westar Energy has also indicated it may require some form of collateral, either upon the execution of an extension or upon the occurrence of events to be determined, to secure all or a portion of the Company's obligations under the Westar Credit Facility. The indentures governing the Company's 13 5/8% senior subordinated discount notes and 6 3/4% convertible senior subordinated notes prohibit the Company from securing any of its senior debt unless all other senior debt is secured; and the Company's 7 3/8% senior notes prohibit it from securing senior debt without providing security for the 7 3/8% senior notes, subject to certain permitted carve outs as defined in the indenture. Additionally, the Westar Credit Facility must be paid in full upon the sale of all or a majority of Westar Energy's investment in the Company's common stock to a new owner. The Company is currently in discussions with Westar Energy regarding the terms of the extension of the Westar Credit Facility. Westar Energy has provided assurance that it presently intends to renew the Westar Credit Facility through January 5, 2005 should such renewal be necessary to provide the Company continued liquidity at January 5, 2004 when the facility is currently scheduled to terminate.

        The weighted-average annual interest rate after fees on all borrowings under the facility was 7.0%, 9.0% and 9.3% for the years ended December 31, 2002, 2001, and 2000 respectively.

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

Senior Subordinated Discount Notes

        In 1995, a predecessor to the Company issued $166 million of unsecured Senior Subordinated Discount Notes with a fixed interest rate of 13 5/8% which were revalued to reflect an 11.8% effective interest rate in connection with a 1997 business combination. Interest payments began in 1999 and are payable semi-annually on June 30 and December 31. As of June 30, 2000 the notes became redeemable, at the Company's option, at a specified redemption price.

Convertible Senior Subordinated Notes

        In 1996, the Company issued $103.5 million of Convertible Senior Subordinated Notes. Interest is payable semi-annually on March 15 and September 15. The notes are convertible at any time at a conversion price of $11.19 per share. As of September 19, 1999 the notes became redeemable, at the Company's option, at a specified redemption price.

Other

        Represents debt obligations for software leases. The weighted average interest rate on these obligations approximates 6.92%.

Debt Maturities

        Debt maturities other than under the Company's Westar Credit Facility over the next five years are as follows (in thousands):

2003	$10,159
2004	—
2005	220,797	(a)
2006	—
2007	—
2008 and thereafter	110,340

Total	$341,296

(a)
Excludes $1.2 million premium on Senior Subordinated Discount Notes at December 31, 2002.

Financial and operating covenants

        Most of these debt instruments contain restrictions based on earnings before interest, taxes, depreciation, and amortization (EBITDA). The definition of EBITDA varies among the various indentures and the Westar Credit Facility. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense, including amortization of deferred customer acquisition costs and deducting amortization of deferred revenues. However, under the varying definitions of the indentures, additional adjustments are sometimes required.

        The Company's credit facilities contain financial and operating covenants which may restrict the Company's ability to incur additional debt, pay dividends, make loans or advances and sell assets. The financial covenants as of December 31, 2002 are summarized as follows:

Debt Instrument	Financial Covenant
Westar Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA—less than 5.75 to 1.0
Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense—greater than 2.10 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA—less than 6.0 to 1.0 Senior debt/annualized current quarter EBITDA—less than 4.0 to 1.0

        At December 31, 2002, the Company was in compliance with the covenants under the Westar Credit Facility and the indentures relating to the Company's other indebtedness.

        The Company's ability to comply with the ratios and the tests will be affected by events outside its control and there can be no assurance that the Company will continue to meet those tests. Failure to meet the tests would place additional restrictions on the Company's ability to incur indebtedness. A violation of these restrictions would result in an event of default which would allow the lenders to declare all amounts outstanding immediately due and payable.

        Following a change of control the Westar Credit Facility becomes due in full, the Company is required to make an offer to the holders of the Company's Senior Subordinated Discount Notes and Convertible Notes to purchase the notes at approximately 101% of par and the Company is required to make an offer to the holders of the Company's Senior Notes and Senior Subordinated Notes to purchase the notes at 101% of par if a change in control is coupled with two ratings downgrades.

6.    Related Party Transactions:

        On November 8, 2002, the Kansas Corporation Commission issued Order No. 51 which required Westar Energy to initiate a corporate and financial restructuring, reverse specified accounting transactions described in the Order, review, improve and/or develop, where necessary, methods and procedures for allocating costs between utility and non-utility businesses for KCC approval, refrain from any action that would result in its electric businesses subsidizing non-utility businesses, reduce outstanding debt giving priority to reducing utility debt and, pending the corporate and financial restructuring, imposed standstill limitations on Westar Energy's ability to finance non-utility businesses including the Company. These standstill protections require that Westar Energy seek KCC approval before it takes actions such as making any loan to, investment in or transfer of cash in excess of

$100,000 to the Company or another non-utility affiliate, entering into any agreement with the Company or another non-utility affiliate where the value of goods or services exchanged exceeds $100,000, investing, by Westar Energy or Westar Energy's affiliate, of more than $100,000 in an existing or new non-utility business and transferring any non-cash assets or intellectual property to the Company or another non-utility affiliate. In addition, Westar Energy must charge interest to the Company and other non-utility affiliates at the incremental cost of their debt on outstanding balances of any existing or future inter-affiliate loans, receivables or other cash advances due Westar Energy. The Order also suggested that the sale by Westar Energy of the Company's stock should be explored, along with other alternatives, as a possible source of cash to be used to reduce Westar Energy debt. An additional provision affecting the Company includes a requirement that it cannot sell assets having a value of $100,000 or more without prior KCC approval.

        On December 23, 2002, the Kansas Corporation Commission issued Order No. 55 clarifying and modifying the November 8, 2002 Order. One such clarification was that Westar Energy and Westar Industries would be prohibited from making payments to the Company under the Tax Sharing Agreement until certain requirements were met by Westar Energy regarding their debt.

        On January 10, 2003, Protection One filed a petition seeking reconsideration of certain aspects of Order No. 55. Specifically, the Company requested that the Commission reconsider and revise Order No. 55 so that it clearly does not interfere with the Company's contractual arrangements with Westar Energy and Westar Industries, including, but not limited to the Tax Sharing Agreement and the Westar Credit Facility.

        On February 11, 2003, the parties to the KCC proceeding filed a Limited Stipulation and Agreement, which sought the KCC's approval for Protection One to sell all of its Westar Energy stock to Westar Energy. The KCC approved the Limited Stipulation and Agreement on February 14, 2003. Protection One sold its Westar Energy stock to Westar Energy on February 14, 2003 for $11.6 million. At December 31, 2002 this Westar Energy stock is recorded as a reduction of stockholders' equity, similar to treasury stock, in the amount of $15.0 million.

        On February 25, 2003, the Company entered into a Partial Stipulation and Agreement (the Reconsideration Agreement) with the Staff of the KCC, Westar Energy, Westar Industries and an intervenor. The Reconsideration Agreement requested that the KCC issue an order granting limited reconsideration and clarification to its order issued December 23, 2002. The Reconsideration Agreement also requests that the KCC authorize Westar Energy and Westar Industries to perform their respective obligations to the Company under the Tax Sharing Agreement and the Westar Credit Facility. Additionally, the Reconsideration Agreement provides that, among other things: (a) the maximum borrowing capacity under the Westar Credit Facility will be reduced to $228.4 million and the maturity date may be extended one year to January 5, 2005; (b) Westar Energy may provide funds to Westar Industries to the extent necessary to perform its obligations to the Company under the Westar Credit Facility; (c) Westar Energy will reimburse the Company approximately $4.4 million for expenses incurred in connection with services provided by Protection One Data Services and AV One, Inc. to Westar Energy and Westar Industries, and for the sale of AV One, Inc. to Westar Energy; and (d) the Management Services Agreement between the Company and Westar Industries is cancelled.

        On March 11, 2003, the KCC issued Order No. 65 conditionally approving the Reconsideration Agreement. The KCC imposed the following on the terms of the Reconsideration Agreement: (a) the Westar Credit Facility must be paid off upon the sale of all or a majority of Protection One common stock held by Westar Industries, and this pay-off must be a condition of any sale by Westar Industries of Protection One's stock; (b) Westar Energy must provide advance notice to the KCC if the payment to the Company under the Tax Sharing Agreement exceeds approximately $20 million; (c) Protection One must receive KCC approval prior to selling any assets exceeding $100,000 and Westar Energy and Westar Industries must receive KCC approval prior to selling their stock in Protection One; and (d) Protection One must waive potential claims against Westar Energy and Westar Industries relating to certain inter-company agreements. In addition, the KCC reserved the right to impose a deadline for the sale by Westar Industries of its Protection One stock. Westar Energy is precluded from extending any credit to the Company except for borrowings the Company may make under the Westar Credit Facility.

        The Company, Westar Energy and Westar Industries also agreed that they will provide the Kansas Corporation Commission with periodic reports on the progress of their efforts to sell Westar Energy's equity investment in Protection One.

        In addition, on March 19, 2003, the Company submitted two letters to the KCC in response to KCC Order No. 65, one of which was addressed to the KCC and the other of which was addressed to Westar Energy. As described in the letters, the Company agreed to (i) release Westar Energy from certain claims relating to Protection One Data Services, Inc ("PODS"), AV One, Inc. and the Management Services Agreement and (ii) accept the conditions set forth in Order No. 65 relating to matters other than PODS, AV One, Inc. and the Management Services Agreement. The Company does not intend to seek reconsideration of Order No. 65.

        The Company had outstanding borrowings under the Westar Credit Facility with Westar Industries of $215.5 million and $137.5 million at December 31, 2002 and December 31, 2001, respectively. The Company accrued interest expense of $12.3 million, $10.5 million and $7.6 million and made interest payments of $12.4 million, $10.4 million and $8.1 million on borrowings under the facility for the years ended December 31, 2002, 2001 and 2000, respectively.

        During 2002, 2001, and 2000, respectively, the Company acquired from Westar Industries $83.9 million, $93.7 million, and $190.9 million face value of the Company's bonds for $66.8 million, $61.8 million, and $114.8 million, respectively. These bonds were purchased (or exchanged in the case of the February 29, 2000 exchange transaction for the European operations discussed below) at Westar Industries' cost which generally approximated fair value. As a result of these transactions, a gain of $16.6 million, $31.6 million, and $65.3 million was recognized in 2002, 2001, and 2000, respectively.

        During 2002 the Company acquired approximately $41.2 million of Westar Energy 6.25% notes, approximately $21.6 million of Westar Energy 6.875% notes, approximately $4.6 million of Westar Energy 7.125% notes and $0.1 million of ONEOK common stock. All of these investments were subsequently sold at cost to Westar Energy prior to September 30, 2002. During 2002 the Company acquired in open market purchases approximately $12.6 million of Westar Energy common stock and approximately $1.8 million of Westar Energy preferred stock. During 2002, the Company received dividends of approximately $0.1 million and $0.5 million on Westar Energy preferred stock and common stock, respectively. The dividends are recorded as a reduction in basis in Westar Energy equity securities. At December 31, 2002, the Company held 850,000 shares of Westar Energy common stock at a cost of approximately $13.0 million and 34,213 shares of Westar Energy preferred stock at a cost of approximately $2.0 million for a combined cost of approximately $15.0 million which is reflected in the equity section of the Company's balance sheet. These securities were sold to Westar Energy on February 14, 2003 for approximately $11.6 million. The difference between the cost and proceeds received from Westar Energy will be reflected as a reduction of contributed capital from Westar Energy in the first quarter of 2003.

        In the second quarter of 2002, the Company exercised its option to buy an office building located in downtown Wichita, Kansas, from Kansas Gas and Electric Company, a wholly owned subsidiary of Westar Energy, for the appraised fair market value of approximately $0.5 million.

        The Company acquired 16,101,892 shares of its common stock at market prices from Westar Industries during the year ended December 31, 2001 for $19.5 million. The Company reports these shares as treasury stock, at cost, in the equity section of the accompanying balance sheet. As of December 31, 2002, the Company's shares of common stock owned by Westar Energy and Westar Industries represented approximately 88% of the total outstanding shares.

        On June 21, 2001, the Company entered into an amendment to the Contribution Agreement dated as of July 30, 1997 between the Company and Westar Energy. This amendment permitted Westar Energy's beneficial ownership of the Company's outstanding common stock to exceed 85% provided that its beneficial ownership on a fully diluted basis does not exceed 81% of the outstanding shares. In March, 2002 the Company and Westar Energy entered into a Consent and Limited Waiver Agreement whereby the Company consented to Westar Energy's ownership interest in the Company exceeding the ceiling set forth in the amended Contribution Agreement for the period commencing on March 11, 2002 and ending on July 1, 2002. On July 1, 2002, the Company and Westar Energy entered into a second Consent and Limited Waiver Agreement whereby the Company consented to Westar Energy's ownership interest in the Company exceeding the ceiling for the period commencing on July 1, 2002 and ending on March 31, 2003. The Company and Westar Energy are currently discussing the effectuation of a new limited waiver whereby the Company would consent to Westar Energy's current ownership interest in the Company, which exceeds the ceiling set forth in the amended Contribution Agreement, for a period extending beyond March 31, 2003. The amendment to the Contribution Agreement and the Consent and Limited Waiver Agreements were each approved by the Company's continuing directors as required by the terms of the Contribution Agreement.

        The Company had a receivable balance of $20.7 million and $1.7 million at December 31, 2002 and December 31, 2001, respectively, relating to a tax sharing agreement with Westar Energy. In February 2002, the Company received $1.7 million from Westar Energy for payment of the tax receivable at December 31, 2001. During 2000, the Company received $28.6 million and $20.3 million from Western Resources under the tax sharing agreement for the tax years 1999 and 1998, respectively. In October 2001, the Company received $7.3 million and $11.8 million from Westar Energy under the tax sharing agreement for tax year 2000 and the estimated tax benefit through September 30, 2001. See Note 8 for further discussion relating to income taxes.

        Westar Energy provides administrative services at cost to the Company pursuant to an agreement (the "Administrative Services Agreement"), which includes accounting, tax, audit, human resources, legal, purchasing and facilities services. Charges of approximately $3.9 million were incurred for the year ended December 31, 2002, compared to charges of approximately $8.1 million and $7.3 million for the year ended December 31, 2001 and 2000, respectively. The Company had a net balance due to Westar Energy primarily for these services of $1.0 million and $1.9 million at December 31, 2002 and December 31, 2001, respectively.

        In November 2001, the Company entered into an agreement (the "Management Services Agreement") pursuant to which it pays to Westar Industries, beginning with the quarter ended March 31, 2002, a financial advisory fee, payable quarterly, equal to 0.125% of the Company's consolidated total assets at the end of each quarter. The Company incurred $3.6 million of expense for the year ended December 31, 2002 for the financial advisory fee which is included in general and administrative expenses on the income statement. During the fourth quarter of 2002, the management fee was suspended and no additional cost was incurred in the fourth quarter. This agreement was terminated in accordance with the Reconsideration Agreement. There was no balance due under this agreement at December 31, 2002.

        On June 5, 2002, the Company acquired the stock of a wholly owned subsidiary of Westar Industries named Westar Aviation, Inc. for approximately $1.4 million. The Company subsequently changed the name of the newly acquired corporation to AV ONE, Inc. ("AV ONE") and entered into an Aircraft Reimbursement Agreement with Westar Industries. Under this agreement, Westar Industries agrees to reimburse AV ONE for certain costs and expenses relating to its operations. Through September 30, 2002, AV ONE incurred approximately $1.4 million in expenses for which the Company received reimbursement from Westar Industries in October 2002. In accordance with the Reconsideration Agreement, Westar Energy will reimburse the Company for all costs incurred relating to the services provided to Westar Energy and Westar Industries and on March 21, 2003, repurchased the stock of AV ONE at book value. The Company did not incur any gain or loss on the transaction since the sale was transacted at book value.

        On September 17, 2002, Westar Energy, was served with a federal grand jury subpoena by the United States Attorney's Office concerning, among other things, the use of aircraft leased by Westar Industries, and by AV ONE. Since that date, the United States Attorney's Office has served additional information requests on Westar Energy, its subsidiaries, including AV ONE, and certain employees of Westar Energy and AV ONE. The Company is cooperating with the grand jury and Westar Energy in connection with such requests.

        In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees. Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provides Westar Energy information technology services. As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees. Operation of the subsidiary and the provision of such services were discontinued as of December 31, 2002. Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002 and net income of $0.3 million for that period are included in the consolidated statements of operations under "discontinued operations." The approximately 142 Information Technology employees that had accepted employment with PODS were transferred back to their respective companies as of the end of the year. PODS had a $1.1 million receivable from Westar Energy as of December 31, 2002. On March 21, 2003, in accordance with the Reconsideration Agreement, Westar Energy paid the Company $1.1 million for the balance due under the outsourcing agreement as of December 31, 2002.

        The Company's chief executive officer, Richard Ginsburg, and its chief financial officer, Darius Nevin, held similar positions with Guardian International, Inc. (Guardian) prior to taking their current positions with the Company. The Company granted Guardian an option to purchase an aggregate of

250,000 shares of the Company's common stock in connection with the Company's hiring of Mr. Ginsburg. See Note 7, "Stock Warrants and Options" for additional discussion regarding these options. In November 2001, the Company sold a portfolio of customer accounts for approximately $0.1 million to Mutual Central Alarm Services, Inc. (Mutual), a wholly owned subsidiary of Guardian International, Inc. (Guardian). In December 2001, the Company purchased a portfolio of customer accounts from Mutual for approximately $0.4 million. Westar Energy is a significant holder of Guardian's preferred stock.

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

        Recognition of gain or loss on the acquisition and retirement of the Company's debt securities from Westar Industries was also limited because the parties were related. The Company recorded gains of $41.7 million on these retirements which reflects the difference between the Company's carrying value of the debt and Westar Industries' cost basis in the debt which it acquired in open market purchases. The Company increased Additional Paid-In Capital $12.8 million in 2000 to reflect the additional amount that would have been considered a gain had the parties not been related and the gain recorded based on the transaction price.

Pro Forma Financial Information:

        The following unaudited pro forma consolidated results of operations for the year ended December 31, 2000 assumes the sale of the Company's European operations to Westar Industries occurred on January 1 (in thousands, except per share amounts):

December 31, 2000
Revenues	$395,585
Loss from continuing operations	(52,938)
Net loss	(53,674)
Net loss per common share:
Loss from continuing operations	(.42)
Net loss	(.42)

        The pro forma financial information is not necessarily indicative of the results of operations had the sale of the European operations to Westar Industries been reflected for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

7.    Stock Warrants and Options:

        The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." Under ABP No. 25, the Company recognizes no compensation expense related to employee stock options that are granted with an exercise price at or greater than the market price on the day of grant.

        A summary of warrant and option activity for the Company's common stock from December 31, 1999 through December 31, 2002 is as follows:

	Warrants And Options	Weighted Average Exercise Price
Outstanding at December 31, 1999	4,048,118	$7.426
Granted	922,500	1.437
Exercised	(5,440)	3.890
Surrendered	(300,645)	6.670

Outstanding at December 31, 2000	4,664,533	$6.294
Granted	2,045,541	1.329
Exercised	(65,568)	1.438
Surrendered	(974,394)	4.658

Outstanding at December 31, 2001	5,670,112	$4.840
Granted	797,500	2.201
Exercised	(60,621)	1.422
Surrendered	(1,144,138)	10.063

Outstanding at December 31, 2002	5,262,853	$3.344

        The table below summarizes stock options and warrants for the Company's common stock outstanding as of December 31, 2002:

Description	Range of Exercise Price	Number Of Shares Of Common Stock	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price
Exercisable
Fiscal 1995	$6.375-$6.50	46,800	2 years	$6.4872
Fiscal 1996	8.00-15.00	130,000	3 years	9.8865
Fiscal 1997	9.50-15.00	75,000	4 years	10.4167
Fiscal 1998	11.000	348,000	5 years	11.0000
Fiscal 1999	5.250-8.9275	414,414	6 years	8.4780
Fiscal 2000	1.4375	270,232	7 years	1.4375
Fiscal 2001	0.875-1.4800	621,850	8 years	1.3284
1993 Warrants	0.167	428,400	1 year	0.1670
1995 Note Warrants	3.890	780,837	2 years	3.8900

		3,115,533

Not exercisable
2000 options	1.4375	102,796	7 years	1.4375
2001 options	0.8750-1.480	1,247,024	8 years	1.3272
2002 options	2.07-2.75	797,500	9 years	2.2007

		2,147,320

Outstanding		5,262,853

        On April 16, 2001, the Company granted an option to purchase an aggregate of 875,000 shares of its common stock to Richard Ginsburg as part of his employment agreement with the Company. The option has a term of ten years and vests ratably over the next three years. The purchase price of the shares issuable pursuant to the option is $1.32 per share while the fair market value of the common stock at the date of the option grant was $1.79 per share resulting in $0.4 million in deferred compensation expense amortized over three years. The expense amounts were $0.1 million and $0.1 million respectively for 2001 and 2002.

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

        The weighted average fair value of options granted during 2002, 2001 and 2000 estimated on the date of grant using the Black-Scholes Option Pricing Model were $1.95 $0.98 and $1.13, respectively. The fair value was calculated for the respective year using the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Expected stock price volatility	91.30%	83.92%	92.97%
Risk free interest rate	5.12%	4.95%	4.88%
Expected option life	7 years	7 years	6 years

        On April 16, 2001, the Company granted an option to purchase an aggregate of 250,000 shares of its common stock to Guardian International, Inc. (Guardian) in connection with the hiring of Richard Ginsburg as the Company's new chief executive officer, who was formerly the chief executive officer of Guardian. The option has a term of ten years and vests ratably over the next three years. The purchase price of the shares issuable pursuant to the option is $1.32 per share while the fair market value of the common stock at the date of the option grant was $1.79 per share resulting in $0.4 million expense in 2001. On December 31, 2001, all shares were outstanding and none were exercisable. On December 31, 2002, all shares were outstanding and 83,334 shares are exercisable. The shares issued to Guardian are not included in the outstanding options listed in the above tables.

8.    Income Taxes:

        Components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Federal
Current	$20,745	$19,564	$2,061
Deferred	127,886	2,301	8,847
State
Current	264	(266)	(130)
Deferred	(43)	(27)	(615)
Foreign tax expense, current	—	—	(596)

	148,852	$21,572	9,567
Tax on discontinued operations	674	(41)	(226)
Tax on cumulative effect of accounting change	72,335	—	—

Total	$221,861	$21,531	$9,341

        The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

	2002	2001	2000
Federal statutory tax rate	35%	35%	35%
Non-deductible goodwill	(16)	(15)	(19)
Foreign tax expense	—	—	(1)
Other	1	—	—

	20%	20%	15%

        A tax sharing agreement between Protection One and Westar Energy provides for payments to Protection One for tax benefits utilized by Westar Energy. Accordingly, in 2002 and 2001, the Company received aggregate payments from Westar Energy of $1.7 million and $19.1 million, respectively. The receivable balance of $20.7 million at December 31, 2002 reflects the balance of the estimated tax benefit to be utilized by Westar Energy in its 2002 consolidated income tax return less an estimated amount for alternative minimum tax carryforwards. This tax benefit would not be available if we could no longer file consolidated tax returns with Westar Energy. See Note 2 (d) of the "Notes to Consolidated Financial Statements".

        Deferred income tax assets and liabilities were composed of the following (in thousands):

	2002	2001
Deferred tax asset, current:
Accrued liabilities	$5,454	$5,562
Accounts receivable, due to allowance	1,248	2,027
Other	1,554	1,194

	$8,256	$8,783

Deferred tax asset, noncurrent:
AMT credit carryforwards	$27,196	$6,090
Net operating loss carryforwards	8,307	5,437
Valuation allowance	(8,307)	(5,437)
Customer accounts	146,094	60,023
Installed systems	40,147	18,623
Property & equipment	(14,343)	(9,896)
Goodwill	76,680	374
OID amortization	3,343	4,450
Other	7,528	(52)

	$286,645	$79,612

9.    Employee Benefit Plans:

401(k) Plan

        The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the "Protection One 401(k) Plan"). The Company makes contributions to its Protection One 401(k) Plan, which contributions are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution may be made in Common Stock, in cash or in a combination of both stock and cash. For the years ended December 31, 2002, 2001, and 2000, Protection One made a matching cash contribution to the plan of $1.1 million, $1.1 million and $0.7 million respectively. The funds of the plan are deposited with a trustee and at each participant's option in one or more investment funds, including a company stock fund. The plan was amended effective January 1, 2001 requiring the Company to match employees' contributions up to specified maximum limits.

Employee Stock Purchase Plan

        The Employee Stock Purchase Plan is designed to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code, and will allow eligible employees to acquire shares of common stock at periodic intervals through their accumulated payroll deductions. A total of 4,650,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan and a total of 1,063,430 shares have been issued including the issuance of 151,244 shares in January 2003.

        The purchase price of shares of common stock purchased under the Employee Stock Purchase Plan during any purchase period will be the lower of 85% of the fair market value of the common stock on the first day of that purchase period and 85% of the fair market value of the common stock on the purchase date.

        Termination of a participant's employment for any reason (including death, disability or retirement) cancels participation in the Employee Stock Purchase Plan immediately. The Employee Stock Purchase Plan will in all events terminate upon the earliest to occur of

  •
  the last business day in September 2005;

  •
  the date on which all shares available for issuance under the plan have been sold; and

  •
  the date on which all purchase rights are exercised in connection with an acquisition of Protection One of all or substantially all of its assets.

10.    Leases:

        The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,
2003	$8,936
2004	6,259
2005	4,435
2006	2,139
2007	1,669
Thereafter	1,925

$25,363

        Total rent expense for the years ended December 31, 2002, 2001 and 2000, was $11.7 million, $11.8 million and $11.7 million respectively.

11.    Fair Market Value of Financial Instruments:

        For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities.

        The fair value of the Company's debt instruments are estimated based on quoted market prices except for the Westar Credit Facility and the Convertible Senior Subordinated Notes which had no available quotes and were estimated by the Company. The Company's estimate of fair value for the Westar Credit Facility was determined by adding one basis point to the quoted price on the Senior Unsecured Notes because of its earlier maturity date. Fair value of other long-term debt is estimated at carrying value. At December 31, 2002, the fair value and carrying amount of the Company's debt was as follows (in thousands):

	Fair Value		Carrying Value
	2002	2001	2002	2001
Westar Credit Facility	$178,865	$114,125	$215,500	$137,500
Senior Subordinated Notes (8.125%)	82,755	123,788	110,340	176,840
Senior Unsecured Notes (7.375%)	156,559	166,993	190,925	203,650
Senior Subordinated Discount Notes (13.625%)	30,320	33,002	31,033	41,809
Convertible Senior Subordinated Notes (6.75%)	9,725	19,415	9,725	23,785

	$458,224	$457,323	$557,523	$583,584

        The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

12.    Commitments and Contingencies:

        The Company, its subsidiary Protection One Alarm Monitoring, Inc. ("Monitoring") and certain present and former officers and directors of the Company were defendants in a purported class action litigation pending in the United States District Court for the Central District of California, Alec Garbini, et al. v. Protection One, Inc., et al., No CV 99-3755 DT (RCx). On August 20, 2002, the parties filed a Stipulation of Settlement which provides for, among other things, no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit, and a $7.5 million payment to the plaintiffs, which has been fully funded by the Company's existing insurance. On November 4, 2002, the District Court approved the settlement and entered an Order and Final Judgment. The court certified a class for settlement purposes consisting of all persons and entities who purchased or otherwise acquired the common stock of the Company during the time period beginning and including February 10, 1998 through February 2, 2001. The Order and Final Judgment provides for, among other things, dismissal with prejudice and release of all Class members' claims against the Company, Monitoring, and the present and former officers and directors of the Company.

        In 1999, six former Protection One dealers filed a class action lawsuit against Monitoring in the U.S. District Court for the Western District of Kentucky alleging breach of contract arising out of a disagreement over the interpretation of certain provisions of their dealer contracts. The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999). In September 1999, the Court granted Monitoring's motion to stay the proceeding pending the individual plaintiffs' pursuit of arbitration as required by the terms of their agreements. On June 23, 2000, the Court denied plaintiffs' motion for collective arbitration. On or about October 4, 2000, notwithstanding the Court's denial of plaintiffs' motion for collective arbitration, the six former dealers filed a Motion to Compel Consolidation Arbitration with the American Arbitration Association ("AAA"). On November 21, 2000, the AAA denied the dealers' motion and advised they would proceed on only one matter at a time. Initially, only Masterguard Alarms proceeded with arbitration. On March 8, 2002, Masterguard's claims against the Company were settled by the mutual agreement of the parties. On July 25, 2002, Complete Security, Inc., a dealer which was among the original plaintiffs in the Total Security Solutions court proceeding, initiated arbitration proceedings against Monitoring, alleging breach of contract, misrepresentation, consumer fraud and franchise law violations.

        On May 8, 2002, Sentralarms, Inc., a dealer which was not among the original plaintiffs in the Total Security Solutions court proceeding, initiated arbitration proceedings against Monitoring, alleging breach of contract, misrepresentation and violations of the Oregon Consumer Protection Act. On February 21, 2003, Sentralarm's claims against the Company were settled by the mutual agreement of the parties. Two other dealers, not plaintiffs in the original Total Security Solutions litigation—Security Response Network, Inc. and Homesafe Security, Inc. have similar claims in arbitration pending against the Company. The Company believes it has complied with the terms of its contracts with these former dealers, and intends to aggressively defend against these claims. In the opinion of management, none of these pending dealer claims, either alone or in the aggregate, will have a material adverse effect upon the Company's consolidated financial position or results of operations.

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

        On August 2, 2002, Monitoring, Westar Energy, Inc. and certain former employees of Monitoring, as well as certain third parties, were sued in the District Court of Jefferson County, Texas, by Regina Rogers, a resident of Beaumont, Texas (Case No. D167654). Ms. Rogers has asserted various claims due to casualty losses and property damage she allegedly suffered as a result of a fire to her residence. In her complaint, Ms. Rogers alleges that Protection One and certain of its employees were negligent, grossly negligent and malicious in allegedly failing to properly service and monitor the alarm system at the residence. The complaint also alleges various violations of the Texas Deceptive Trade Practices Act ("DTPA"), fraud and breach of contract. Relief sought under the complaint includes actual, exemplary and treble damages under the DTPA, plus attorneys' fees. Although the complaint does not specify the amount of damages sought, counsel for the plaintiff has previously alleged actual damages of approximately $7.5 million. The Company believes it has adequate insurance coverage with respect to any potential liability. The Company's primary insurance carrier is providing defense of the action, and the excess carrier is proceeding under a reservation of rights. In the opinion of management the outcome will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

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

13.    Segment Reporting:

        The Company's operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets.

        Protection One's reportable segments include North America, Multifamily, and until February 29, 2000, Europe. North America provides residential, commercial, and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers in the United States of America. Multifamily provides security alarm services to apartments, condominiums and other multifamily dwellings. Europe provided security alarm services to residential and business customers in Europe. During the third quarter of 2002, the Company identified a new reportable segment, Data Services, with the creation of PODS. As discussed in Note 6, the operations of this segment were discontinued in the fourth quarter of 2002, and accordingly, they are not included in the amounts reported below.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenues) and other income and expense ("Adjusted EBITDA").

        Reportable segments (in thousands):

	For the year ended December 31, 2002
	North America(1)	Multi- family(2)	Adjustments (3)	Consolidated Total
Revenue	$252,504	$38,076		$290,580
Adjusted EBITDA(4)	68,985	15,167		84,152
Amortization of intangibles and depreciation expense	77,173	5,267		82,440
Amortization of deferred costs in excess of deferred revenues	14,644	5,070		19,714
Impairment charge	442,041	—		442,041
Operating income (loss)	(464,873)	4,830		(460,043)
Segment assets	791,593	98,757	(52,778)	837,572
Expenditures for property	7,046	1,010		8,056
Investment in new accounts, net	24,373	5,745		30,118
	For the year ended December 31, 2001
	North America(1)	Multi- family(2)	Adjustments (3)	Consolidated Total
Revenue	$296,373	$36,473		$332,846
Adjusted EBITDA(4)	76,331	15,288		91,619
Amortization of intangibles and depreciation expense	182,261	13,512		195,773
Amortization of deferred costs in excess of deferred revenues	1,558	2,301		3,859
Operating loss	(107,488)	(525)		(108,013)
Segment assets	1,588,263	204,164	(43,489)	1,748,938
Expenditures for property	6,655	402		7,057
Investment in new accounts, net	15,019	6,583		21,602

(1)
Includes allocation of holding company expenses reducing Adjusted EBITDA by $6.0 million and $3.8 million for the years ended December 31, 2002 and 2001, respectively.

(2)
Includes allocation of holding company expenses reducing Adjusted EBITDA by $1.2 million and $0.7 million for the years ended December 31, 2002 and 2001, respectively.

(3)
Adjustment to eliminate intersegment accounts receivable.

(4)
Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of

  Protection One. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the financial performance of Protection One. Protection One believes presentation of Adjusted EBITDA enhances an understanding of financial condition, results of operations and cash flows because Adjusted EBITDA is used by Protection One to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, Adjusted EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Protection One's computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of Adjusted EBITDA for each of the periods presented above:

	2002	2001
	(amounts in thousands)
Income (loss) from continuing operations before income taxes	$(483,127)	$(106,582)
Plus:
Interest expense	43,023	51,737
Amortization of intangibles and depreciation expense	82,440	195,773
Amortization of deferred costs in excess of deferred revenues	19,714	3,859
Loss on Impairment	442,041	—
Less:
Gain on retirement of debt	(19,337)	(53,043)
Other non-recurring income	(602)	(125)

Adjusted EBITDA	$84,152	$91,619

14.    Impairment Charge Pursuant to New Accounting Rules:

        Effective January 1, 2002, the Company adopted the new accounting standards SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 142 establishes new standards for accounting for goodwill. SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinues amortization of goodwill. In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards. The completion of the impairment test by the Company, based upon a valuation performed by an independent appraisal firm, as of January 1, 2002, indicated that the carrying value of goodwill had been impaired and an impairment charge was recorded as discussed below.

        SFAS No. 144 establishes a new approach to determining whether the Company's customer account asset is impaired. The approach no longer permits the Company to evaluate its customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated. Rather, the cash flow stream used under SFAS No. 144 is limited to future estimated undiscounted cash flows from assets in the asset group, which include customer accounts, the primary asset of the reporting unit, plus an estimated amount for the sale of the remaining assets within the asset group (including goodwill). If the undiscounted cash flow stream from the asset group is less than the combined book value of the asset group, then the Company is required to mark the customer account asset down to fair value, by way of recording an impairment, to the extent fair value is less than our book value. To the extent net book value is less than fair value, no impairment would be recorded.

        The new rule substantially reduces the net undiscounted cash flows used for customer account impairment evaluation purposes as compared to the previous accounting rules. The undiscounted cash flow stream has been reduced from the 16 year remaining life of the goodwill to the 9 year remaining life of customer accounts for impairment evaluation purposes. Using these new guidelines, the Company determined that there was an indication of impairment of the carrying value of the customer accounts and an impairment charge was recorded as discussed below.

        To implement the new standards, the Company engaged an appraisal firm to help us estimate the fair values of goodwill and customer accounts. Based on this analysis, the Company recorded a net charge of approximately $765.2 million in the first quarter of 2002. The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)
North America Segment:
Impairment charge—continuing operations	$509.4	$338.1	$847.5
Impairment charge—discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)

Net charge	$446.6	$221.6	$668.2

Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)

Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)

Net charge	$543.6	$221.6	$765.2

        The impairment charge for goodwill is reflected in the consolidated statement of income as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts is reflected in the consolidated statement of income as an operating cost. These impairment charges reduced the recorded value of these assets to their estimated fair values at January 1, 2002.

        Another impairment test was completed by the Company as of July 1, 2002 (the date selected for its annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of the Company's reporting units, and no impairment was indicated. After regulatory actions (see Note 6, "Related Party Transactions"), including Kansas Corporation Commission Order No. 55, which prompted Westar Energy to advise the Company that it intended to dispose of its investment in the Company, the independent appraisal firm was again retained to perform an additional valuation so that the Company could perform an impairment test as of December 31, 2002. The Order limited the amount of capital Westar Energy could provide to the Company which increased the Company's risk profile. Therefore, the Company reevaluated its corporate forecast, reducing the amount of capital invested over its forecast horizon and lowered its base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation. The Company recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of its North America segment.

        A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit estimated above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge. However, if Westar Energy completes its intended disposal of Protection One, the Company's net deferred tax assets of $294.9 million at December 31, 2002 might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred. The Company would be required to record a charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge could be material and could have a material adverse effect on the Company's business, financial condition and results of operations.

        In 2001, the Company recorded approximately $48.9 million of goodwill amortization from continuing operations, including $0.3 million from discontinued operations. Because the Company adopted the new rule for goodwill, it will no longer be permitted to amortize goodwill to income. In 2001, the Company recorded approximately $132.0 million of customer account amortization expense. As a result of the customer impairment charge, customer account amortization expense in 2002 decreased to approximately $68.9 million.

        Because the Company adopted the new rule for goodwill, it is no longer amortizing goodwill to income. The following table reflect the Company's results for the year ended December 31, 2001 and 2000, calculated using the new accounting treatment discussed above, as compared to the Company's results for the year ended December 31, 2002.

	Year ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Reported net loss	$(880,855)	$(86,048)	$(57,171)
Add back: Goodwill amortization	—	48,554	50,638

Adjusted net loss	$(880,855)	$(37,494)	$(6,533)

Basic and diluted earnings per share:
Reported net loss	$(8.98)	$(0.82)	$(0.45)
Add back: Goodwill amortization	—	0.46	0.40

Adjusted net loss	$(8.98)	$(0.36)	$(0.05)

        The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of potential impairment are present. Goodwill is required to be tested at least annually for impairment. Declines in market value of the Company's business or the value of its customer accounts that may occur in the future may require additional write-down of these assets in the future.

15.    Subsequent Events:

        Westar Energy's Proposed Sale of our Stock.    On January 13, 2003, Westar Energy, Inc. ("Westar Energy") announced that its board of directors has authorized management to explore strategic alternatives for divesting its investment in Protection One with a view to maximizing the value it receives. Westar Energy, through its wholly owned subsidiary Westar Industries, Inc., owns approximately 88% of Protection One. We expect to work closely with Westar Energy's management to identify alternatives that are in the best interest of all of our shareholders.

        Kansas Corporation Commission Orders.    On November 8, 2002, the Kansas Corporation Commission issued Order No. 51 which required Westar Energy to initiate a corporate and financial restructuring, reverse specified accounting transactions described in the Order, review, improve and/or develop, where necessary, methods and procedures for allocating costs between utility and non-utility businesses for KCC approval, refrain from any action that would result in its electric businesses subsidizing non-utility businesses, reduce outstanding debt giving priority to reducing utility debt and, pending the corporate and financial restructuring, imposed standstill limitations on Westar Energy's ability to finance non-utility businesses including the Company. These standstill protections require that Westar Energy seek KCC approval before it takes actions such as making any loan to, investment in or transfer of cash in excess of $100,000 to the Company or another non-utility affiliate, entering into any agreement with the Company or another non-utility affiliate where the value of goods or services exchanged exceeds $100,000, investing, by Westar Energy or Westar Energy's affiliate, of more than $100,000 in an existing or new non-utility business and transferring any non-cash assets or intellectual property to the Company or another non-utility affiliate. In addition, Westar Energy must charge interest to the Company and other non-utility affiliates at the incremental cost of our or their debt on outstanding balances of any existing or future inter-affiliate loans, receivables or other cash advances due Westar Energy. The Order also suggested that the sale by Westar Energy of the Company's stock should be explored, along with other alternatives, as a possible source of cash to be used to reduce Westar Energy debt. An additional provision affecting the Company includes a requirement that it cannot sell assets having a value of $100,000 or more without prior KCC approval.

        On December 23, 2002, the Kansas Corporation Commission issued Order No. 55 clarifying and modifying the November 8, 2002 Order. One such clarification was that Westar Energy and Westar Industries would be prohibited from making payments to the Company under the Tax Sharing Agreement until certain requirements were met by Westar Energy regarding their debt.

        On January 10, 2003, Protection One filed a petition seeking reconsideration of certain aspects of Order No. 55. Specifically, the Company requested that the Commission reconsider and revise Order No. 55 so that it clearly does not interfere with the Company's contractual arrangements with Westar Energy and Westar Industries, including, but not limited to the Tax Sharing Agreement and the Westar Credit Facility.

        On February 12, 2003, the parties to the KCC proceeding filed a Limited Stipulation and Agreement, which sought the KCC's approval for Protection One to sell all of its Westar Energy stock to Westar Energy. The KCC approved the Limited Stipulation and Agreement on February 14, 2003.

Protection One sold its Westar Energy stock to Westar Energy on February 14, 2003 for $11.6 million. At December 31, 2002 this Westar Energy stock is recorded as a reduction of stockholders' equity, similar to treasury stock, in the amount of $15.0 million.

        On February 25, 2003, the Company entered into a Partial Stipulation and Agreement (the Reconsideration Agreement) with the Staff of the KCC, Westar Energy, Westar Industries and an intervenor. The Reconsideration Agreement requested that the KCC issue an order granting limited reconsideration and clarification to its order issued December 23, 2002. The Reconsideration Agreement also requests that the KCC authorize Westar Energy and Westar Industries to perform their respective obligations to the Company under the Tax Sharing Agreement and the Westar Credit Facility. Additionally, the Reconsideration Agreement provides that, among other things, (a) the maximum borrowing capacity under the Westar Credit Facility will be reduced to $228.4 million and the maturity date may be extended one year to January 5, 2005, (b) Westar Energy may provide funds to Westar Industries to the extent necessary to perform its obligations to the Company under the Westar Credit Facility, (c) Westar Energy will reimburse the Company approximately $4.4 million for expenses incurred in connection with services provided by Protection One Data Services and AV One, Inc. to Westar Energy and Westar Industries, and for the sale of AV One, Inc. to Westar Energy, and (d) the Management Services Agreement between the Company and Westar Industries is cancelled.

        On March 11, 2003, the KCC issued Order No. 65 conditionally approving the Reconsideration Agreement. The KCC imposed the following on the terms of the Reconsideration Agreement: (a) the Westar Credit Facility must be paid off upon the sale of all or a majority of Protection One common stock held by Westar Industries, and this pay-off must be a condition of any sale by Westar Industries of Protection One's stock; (b) Westar Energy must provide advance notice to the KCC if the payment to the Company under the Tax Sharing Agreement exceeds approximately $20 million; (c) Protection One must receive KCC approval prior to selling any assets exceeding $100,000 and Westar Energy and Westar Industries must receive KCC approval prior to selling their stock in Protection One; and (d) Protection One must waive potential claims against Westar Energy and Westar Industries relating to certain inter-company agreements. In addition, the KCC reserved the right to impose a deadline for the sale by Westar Industries of its Protection One stock. Westar Energy is precluded from extending any credit to the Company except for borrowings the Company may make under the Westar Credit Facility.

        The Company, Westar Energy and Westar Industries also agreed that they will provide the Kansas Corporation Commission with periodic reports on the progress of their efforts to sell Westar Energy's equity investment in Protection One.

        In addition, on March 19, 2003, the Company submitted two letters to the KCC in response to KCC Order No. 65, one of which was addressed to the KCC and the other of which was addressed to Westar Energy. As described in the letters, the Company agreed to (i) release Westar Energy from certain claims relating to Protection One Data Services, Inc ("PODS"), AV One, Inc. and the Management Services Agreement and (ii) accept the conditions set forth in Order No. 65 relating to matters other than PODS, AV One, Inc. and the Management Services Agreement. The Company does not intend to seek reconsideration of Order No. 65.

        Sale of Westar Energy stock to Westar Energy.    At December 31, 2002, the Company held 850,000 shares of Westar Energy common stock at a cost of approximately $13.0 million and 34,213 shares of Westar Energy preferred stock at a cost of approximately $2.0 million for a combined cost of approximately $15.0 million which is reflected in the equity section of the Company's balance sheet. These securities were sold to Westar Energy on February 14, 2003 for approximately $11.6 million. The difference between the cost and proceeds received from Westar Energy will be reflected as a reduction of contributed capital from Westar Energy in the first quarter of 2003.

        Sale of AV One, Inc. to Westar Energy and Settlement of Receivables.    On March 21, 2003, pursuant to the Reconsideration Agreement, the Company received $4.6 million for expenses incurred in connection with services provided by PODS ($1.0 million) and AV One, Inc. ($2.2 million) to Westar Energy and Westar Industries, and consummation of the sale of AV One, Inc. ($1.4 million) to Westar Energy. At December 31, 2002, the Company had a receivable from Westar Energy in the amount of approximately $1.1 million relating to services provided by PODS and approximately $1.6 million relating to aviation services provided by AV One, Inc.

        Share Repurchases.    From January 1, 2003 through April 3, 2003, the Company purchased 2,500 shares of treasury stock for approximately $3,400.

16.    Discontinued Operations:

        During the second quarter of 2002 the Company entered into negotiations for the sale of its Canadian business which was included in its North American segment. The sale was consummated on July 9, 2002. The Company recorded a pretax impairment loss of approximately $2.0 million and an after tax loss of approximately $1.3 million in the second quarter of 2002 as a result of the sale.

        The net operating losses of the Canadian operations are included in the consolidated statements of operations under "discontinued operations." The net operating loss for the year ended December 31, 2002 of $1.6 million includes an impairment loss on customer accounts of approximately $1.9 million. An impairment charge of $2.3 million relating to the Canadian operations' goodwill is reflected in the consolidated statement of operations as a cumulative effect of accounting change on discontinued operations. Revenues from these operations were $4.2 million for the six months ended June 30, 2002, compared to $4.1 million for the six months ended June 30, 2001 and $4.2 million compared to $8.2 million for the year ended December 31, 2002 and 2001 respectively.

        The major classes of assets and liabilities of the Canadian operations were as follows (in thousands):

December 31, 2001
Assets:
Current	$478
Property and equipment	571
Customer accounts, net	16,992
Goodwill	4,842
Other	55

Total assets	$22,938

Current liabilities	$1,364

        In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. ("PODS") and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees. Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services. As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees. Operation of the subsidiary and the supply of such services to Westar Energy was discontinued as of December 31, 2002. The approximately 142 Information Technology employees that had accepted employment with PODS returned to their respective companies as of the end of the year. The net income of PODS operations of approximately $0.3 million is included in the consolidated statements of operations under "discontinued operations." Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002. PODS had $1.1 million in receivables from Westar Energy and $0.4 million in accounts payable as of December 31, 2002.

17.    Unaudited Quarterly Financial Information:

        Subsequent to the Company's filing its Form 10-Q on November 14, 2002, the Company determined it would restate its quarterly financial information for each of the first three quarters of 2002. Since adopting Staff Accounting Bulletin 101 on January 1, 2000, the Company has capitalized as property and equipment the direct and incremental costs of the electronic security systems (equipment and associated labor) that it installs in homes or businesses and for which the Company retains title. The Company has amortized this equipment to depreciation expense over the expected life of the customer. The Company's North America segment utilized a 10-year accelerated amortization method and its Multifamily segment utilized a 9-year straight line amortization method. Direct and incremental selling costs incurred in connection with the installation of these systems were capitalized as deferred customer acquisition cost and amortized as discussed in Note 2, "Summary of Significant Accounting Policies—(a) Revenue Recognition."

        In connection with most security system installations, the Company also incurs costs related to system enhancements for which title passes to the customer and which are capitalized as deferred customer acquisition costs.

        Management of the Company determined that the costs capitalized as property and equipment should have been capitalized as a deferred customer acquisition cost and included with other such costs and amortized as discussed in Note 2, "Summary of Significant Accounting Policies—(a) Revenue Recognition." For the North America segment the initial contract term is typically 3-years for residential customers and 5-years for commercial customers and for the Multifamily segment the initial contract term typically ranges from 5 to 10 years. The impact of this change on the financial results of 2001 and 2000 was not significant and is reflected in the first quarter results of 2002.

        The following is a summary of the unaudited quarterly financial information for 2002 and 2001 respectively, and includes the restated amounts for the first three quarters of 2002.

	March 31	June 30	September 30	December 31
2002
Revenues	$73,927	$73,289	$72,365	$70,999
Gross profit	41,610	46,442	44,773	44,597
Income (loss) from continuing operations before accounting change	(230,473)	3,910	(7,341)	(100,371)
Loss from discontinued operations	(1,669)	(1,343)	85	(40)
Cumulative effect of accounting change, net of taxes	(543,613)	—	—	—
Net income (loss)	(775,754)	2,566	(7,256)	(100,411)
Basic and diluted loss per share:
Loss from continuing operations before accounting change	(2.34)	0.04	(0.08)	(1.03)
Loss from discontinued operations before accounting change	(0.02)	(0.01)	—	—
Cumulative effect of accounting change	(5.52)	—	—	—
Net income (loss)	(7.88)	0.03	(0.08)	(1.03)
Weighted average number of shares of common stock outstanding	98,451	97,935	97,944	97,956
2001
Revenues	$89,764	$86,050	$80,101	$76,931
Gross profit	58,215	55,274	53,760	46,523
Loss from continuing operations before accounting change	(8,294)	(31,061)	(24,986)	(20,669)
Loss from discontinued operations	(182)	(54)	(168)	(634)
Net loss	(8,476)	(31,115)	(25,154)	(21,303)
Basic and diluted loss per share:
Loss from continuing operations before accounting change	(0.07)	(0.29)	(0.25)	(0.21)
Loss from discontinued operations before accounting change	—	—	—	—
Net income (loss)	(0.07)	(0.29)	(0.25)	(0.21)
Weighted average number of shares of common stock outstanding	116,281	105,907	100,383	99,504

        In addition, the net effect of the restatements discussed above has been reflected in the appropriate quarterly results as follows:

	As Previously Reported*		Restatement		As Restated
	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share
	(Dollars in thousands, except for per share amounts)
Revenues
2002—Quarter Ended:
March 31	$74,045		$(118)		$73,927
June 30	72,943		346		73,289
September 30	72,019		346		72,365
Gross Profit
2002—Quarter Ended:
March 31	$48,999		$(7,389)		$41,610
June 30	49,134		(2,692)		46,442
September 30	47,525		(2,752)		44,773
Income (loss) from continuing operations before accounting change
2002—Quarter Ended:
March 31	$(225,662)	$(2.29)	$(4,811)	$(.05)	$(230,473)	$(2.34)
June 30	5,059.05		(1,149)	(.01)	3,910.04
September 30	(6,147)	(.07)	(1,194)	(.01)	(7,341)	(.08)
Net income (loss)
2002—Quarter Ended:
March 31	$(770,943)	$(7.83)	$(4,811)	$(.05)	$(775,754)	$(7.88)
June 30	3,715.04		(1,149)	(.01)	2,566.03
September 30	(6,062)	(.06)	(1,194)	(.01)	(7,256)	(.08)

*
Revenues and Gross Profit have been adjusted from the originally filed amounts to reflect the classification of Canguard and PODS as discontinued operations.

        The restatements described above did not impact previously reported cumulative effect of accounting change, net of tax.

PROTECTION ONE, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)

Description	Balance at Beginning of period	Charged to costs and expenses	Deductions(a)	Balance at End of period
Year ended December 31, 2000
Allowances deducted from assets for doubtful accounts	30,486	12,206	(8,470)	34,222
Year ended December 31, 2001
Allowances deducted from assets for doubtful accounts	34,222	5,889	(33,539)	6,572
Year ended December 31, 2002
Allowances deducted from assets for doubtful accounts	6,572	4,566	(4,868)	6,270

(a)
Results from write-offs and sales of accounts receivable.

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.
April 11, 2003	By:	/s/ DARIUS G. NEVIN Darius G. Nevin, Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD GINSBURG Richard Ginsburg	President, Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2003
/s/ DARIUS G. NEVIN Darius G. Nevin	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Director	April 11, 2003
/s/ BRUCE AKIN Bruce Akin	Director	April 11, 2003
/s/ GENE A. BUDIG Gene A. Budig	Director	April 11, 2003
/s/ BEN M. ENIS Ben M. Enis	Director	April 11, 2003
/s/ LARRY D. IRICK Larry D. Irick	Director	April 11, 2003
/s/ DONALD A. JOHNSTON Donald A. Johnston	Director	April 11, 2003
/s/ WILLIAM MOORE William Moore	Director	April 11, 2003
/s/ JAMES Q. WILSON James Q. Wilson	Director	April 11, 2003

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

I, Richard Ginsburg, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Protection One, Inc. and Protection One Alarm Monitoring, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

  4.
  The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

  6.
  The registrants' other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 11, 2003	By:	/s/ RICHARD GINSBURG Richard Ginsburg President and Chief Executive Officer

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

        I, Darius G. Nevin, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Protection One, Inc. and Protection One Alarm Monitoring, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

  4.
  The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

  6.
  The registrants' other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 11, 2003	By:	/s/ DARIUS G. NEVIN Darius G. Nevin Executive Vice President and Chief Financial Officer

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
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
PROTECTION ONE, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollar amounts in thousands, except for per share amounts)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Dollar amounts in thousands, except for per share amounts)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Dollar amounts in thousands)
PROTECTION ONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PROTECTION ONE, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollar amounts in thousands)
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934
CERTIFICATION PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934