Form 10-Q
period 2003-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2003-05-15
CIK 916230, 916310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether each of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 7, 2003, Protection One, Inc. had outstanding 98,106,079 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate” or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Please refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2002 with respect to such risks and uncertainties as well as certain important factors, among others, that could cause actual results to differ materially from our expectations.

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

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$16,100	$1,545
Restricted cash	1,793	2,616
Receivables, net	21,945	26,084
Inventories, net	7,183	7,213
Prepaid expenses	3,948	4,672
Related party tax receivable	20,745	20,745
Deferred tax assets, current	9,085	8,256
Other	4,071	4,094
Assets of discontinued operations	—	1,117
Total current assets	84,870	76,342
Property and equipment, net	35,230	37,754
Customer accounts, net	295,951	312,785
Goodwill	41,847	41,847
Related party tax receivable, net of current portion	9,626	—
Deferred tax assets, net of current portion	280,856	286,645
Deferred customer acquisition costs	80,438	75,403
Other	8,149	6,796
Total assets	$836,967	$837,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$225,592	$10,159
Accounts payable	4,740	5,795
Accrued liabilities	31,180	35,921
Due to related parties	2,412	995
Deferred revenue	33,853	35,115
Liabilities of discontinued operations	—	428
Total current liabilities	297,777	88,413
Long-term debt, net of current portion	332,197	547,798
Deferred customer acquisition revenue	34,731	31,662
Other liabilities	1,204	1,552
Total liabilities	665,909	669,425

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 127,949,989 shares and 127,796,745 shares issued at March 31, 2003 and December 31, 2002, respectively	1,279	1,278
Additional paid-in capital	1,379,304	1,382,024
Deficit	(1,174,913)	(1,165,596)
Investment in parent	—	(14,950)
Treasury Stock, at cost, 29,842,905 and 29,840,405 shares at March 31, 2003 and December 31, 2002, respectively	(34,612)	(34,609)
Total stockholders’ equity	171,058	168,147
Total liabilities and stockholders’ equity	$836,967	$837,572

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
		(As Restated See Note 10)

Revenues:
Monitoring and related services	$65,106	$70,007
Other	4,980	3,920
Total revenues	70,086	73,927

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	18,957	20,575
Other	7,054	11,742
Total cost of revenues	26,011	32,317
Gross profit (exclusive of amortization and depreciation shown below)	44,075	41,610

Operating expenses:
Selling	8,241	6,594
General and administrative	20,366	21,943
Amortization and depreciation	20,203	20,848
Loss on impairment of customer accounts	—	338,104
Total operating expenses	48,810	387,489
Operating loss	(4,735)	(345,879)
Other (income) expense:
Interest expense	6,162	8,811
Related party interest	3,113	2,182
Gain on retirement of debt	—	(3,147)
Other	(19)	93
Loss from continuing operations before income taxes	(13,991)	(353,818)
Income tax benefit	4,674	123,345
Loss from continuing operations before accounting change	(9,317)	(230,473)
Loss from discontinued operations, net of taxes	—	(1,669)
Cumulative effect of accounting change, net of taxes
Continuing operations	—	(541,330)
Discontinued operations	—	(2,283)
Net loss	$(9,317)	$(775,755)

Other comprehensive loss:
Foreign currency translation loss	—	(1,610)

Comprehensive loss:	$(9,317)	$(777,365)

Basic and diluted per share information:
Loss from continuing operations per common share	$(0.09)	$(2.34)
Loss from discontinued operations per common share	$—	$(0.02)
Cumulative effect of accounting change on continuing operations per common share	$—	$(5.50)
Cumulative effect of accounting change on discontinued operations per common share	$—	$(0.02)
Net loss per common share	$(0.09)	$(7.88)

Weighted average common shares outstanding (in Thousands)	98,082	98,451

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

(As Restated See Note 10)

Cash flow from operating activities:
Net loss	$(9,317)	$(775,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on retirement of debt	—	(3,147)
Loss on discontinued operations, net of tax	—	1,669
Cumulative effect of accounting change, net of taxes	—	543,613
Loss on impairment of customer accounts	—	338,104
Amortization and depreciation	20,203	20,848
Amortization of debt costs and premium	(232)	230
Amortization of deferred customer acquisition costs in excess of deferred revenues	3,902	8,684
Deferred income taxes	4,879	(115,605)
Provision for doubtful accounts	1,297	1,519
Other	34	34
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	2,843	3,747
Related party tax receivable	(9,626)	(6,161)
Other assets	838	1,306
Accounts payable	(983)	2,812
Deferred revenue	(1,610)	(1,801)
Other liabilities	(4,789)	(7,750)
Net cash provided by operating activities	7,439	12,347

Cash flows from investing activities:
Installations and purchases of new accounts	(30)	(274)
Deferred customer acquisition costs	(11,016)	(8,395)
Deferred customer acquisition revenues	4,369	3,680
Purchase of property and equipment	(1,392)	(493)
Purchase of parent company bonds	—	(9,842)
Proceeds from sale of parent company bonds	—	9,842
Proceeds from disposition of assets	1,411	—
Net cash used in investing activities	(6,658)	(5,482)

Cash flows from financing activities:
Payments on long-term debt	(67)	(12,260)
Proceeds from long term-debt	—	44
Borrowings from Westar Credit Facility	—	6,000
Purchase of parent company stock - held as treasury	—	(3,371)
Proceeds from sale of parent company stock - held as treasury	11,940	—
Purchase of Treasury Stock	(3)	(2,178)
Exercise of stock options and Employee Stock Purchase Plan	258	382
Funding from parent	1,417	1,317
Net cash provided by (used in) financing activities	13,545	(10,066)
Net cash provided by discontinued operations	229	126
Net increase (decrease) in cash and cash equivalents	14,555	(3,075)
Cash and cash equivalents:
Beginning of period	1,545	3,671
End of period	$16,100	$596

Cash paid for interest	$14,755	$17,814
Cash paid for taxes	$122	$59

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Consolidation and Interim Financial Information:

Protection One, Inc. (“Protection One” or the “Company”), a Delaware corporation, is a publicly traded security alarm monitoring company.  Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers. Westar Industries, Inc. (“Westar Industries”), a wholly owned subsidiary of Westar Energy, Inc. (“Westar Energy”), owns approximately 88% of the Company’s common stock.  Westar Energy is a public electric utility and is regulated by the Kansas Corporation Commission (“KCC”). On November 8, 2002 the KCC issued an Order that, among many findings and directives, requested Westar Energy consider selling its investment in Protection One.  In early 2003, Westar Energy announced that it intends to sell its investment in Protection One stock.

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The Company’s strategy is to improve returns on invested capital by realizing economies of scale from increasing customer density in the largest urban markets in North America.  The Company plans to accomplish this goal by: (i) retaining its customers by providing quality customer service from its monitoring facilities and its branches; and (ii) using its national presence, strategic alliances and strong local operations to persuade the most desirable residential and commercial prospects to enter into long term agreements with the Company on terms that permit it to achieve appropriate returns on capital.  When adequate capital becomes available, the Company would like to resume acquiring alarm companies and portfolios of alarm accounts pursuant to transactions that meet the Company’s strategic and financial requirements.

The Company has reported losses for the past several years and Westar Energy has announced that it intends to sell its investment in Company stock.  Additionally, the Company’s current primary financing source is through a credit facility with Westar Energy and credit available under such facility has been reduced (see Notes 4 and 5).  Management of the Company has evaluated these conditions and events in establishing its operating plans for the Company.  In addition to the plans and strategies noted in the paragraph above, management plans to carefully monitor the level of investment in new customer accounts, continue control of operating expenses, curtail other capital expenditures, if necessary, and continue efforts to extend or replace the credit facility upon its expiration in January 2004.  Management believes that the funds provided from operations and from the Westar Credit Facility, coupled with receipts under the tax sharing agreement (see Note 8) will be sufficient throughout 2003.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This Statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002. The Company applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to

Employees,” as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for our stock-based compensation plans.  The Company has adopted the disclosure requirements of SFAS No. 148.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options’ vesting period.  Under SFAS No. 123, compensation expense would have been $0.2 million in the first quarter of 2003 and $0.2 million in the first quarter of 2002.  Information related to the pro forma impact on earnings and earnings per share follows.

	Three Months Ended March 31,
	2003	2002

Earnings (loss) available for common stock, as reported	$(9,317)	$(775,755)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	22	22
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(203)	(220)
Earnings (loss) available for common stock, pro forma	$(9,498)	$(775,953)

Net loss per common share (basic and diluted):
As reported	$(0.09)	$(7.88)
Pro forma	$(0.10)	$(7.88)

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company’s workers’ compensation claims.  The Company receives interest income earned by the trust.

The Company has issued stock options and warrants of which approximately 0.7 million and 1.5 million represent dilutive potential common shares for the quarter ended March 31, 2003 and 2002, respectively.  These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

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

SFAS No. 144 establishes a new approach to determining whether the Company’s customer account asset is impaired.  The approach no longer permits the Company to evaluate its customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated.  Rather, the cash flow stream to be used under SFAS No. 144, is limited to future estimated undiscounted cash flows from assets in the asset group, which include customer accounts, the primary asset of the reporting unit, plus an estimated amount for the sale of the remaining assets within the asset group (including goodwill).  If the undiscounted cash flow stream from the asset group is less than the combined book value of the asset group, then the Company is required to mark the customer account asset down to fair value, by way of recording an impairment, to the extent fair value is less than its book value.  To the extent net book value is less than fair value, no impairment would be recorded.

The new rule substantially reduces the net undiscounted cash flows used for customer account impairment evaluation purposes as compared to the previous accounting rules.  The undiscounted cash flow stream was reduced from the 16 year remaining life of the goodwill to the 9 year remaining life of customer accounts for impairment evaluation purposes.   Using these new guidelines, the Company determined that there was an indication of impairment of the carrying value of the customer accounts and an impairment charge was recorded as discussed below.

To implement the new standards, the Company engaged an appraisal firm to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis, the Company recorded a  net charge of approximately $765.2 million in the first quarter of 2002.  The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)
North America Segment:
Impairment charge – continuing operations	$509.4	$338.1	$847.5
Impairment charge – discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)
Net charge	$446.6	$221.6	$668.2

Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)
Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)
Net charge	$543.6	$221.6	$765.2

The impairment charge for goodwill is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.  The impairment charge for customer accounts is reflected in the consolidated statement of operations as an operating cost.  These impairment charges reduced the recorded value of these assets to their estimated fair values at January 1, 2002.

Another impairment test was completed by the Company as of July 1, 2002 (the date selected for its annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of the Company’s reporting units, and no impairment was indicated.  After regulatory actions (see Note 5, “Related Party Transactions”), including Kansas Corporation Commission Order No. 55, which prompted Westar Energy to advise the Company that it intended to dispose of its investment in the Company, the independent appraisal firm was again retained to perform an additional valuation so that the Company could perform an impairment test as of December 31, 2002. Order No. 55 limited the amount of capital Westar Energy could provide to the Company which increased the Company’s risk profile.  Therefore, the Company reevaluated its corporate forecast, reduced the amount of capital invested over its forecast horizon and lowered its base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation.  The Company recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of its North America segment in the fourth quarter of 2002.

A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit shown above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge.  If Westar Energy completes its intended disposal of Protection One, however, the Company’s net deferred tax asset of $289.9 million at March 31, 2003 might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.  As a result, the Company would be required to record a charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge could be material and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of potential impairment are present.  Goodwill is required to be tested at least annually for impairment.  Declines in market values of the Company’s business or the value of its customer accounts that may occur in the future may require additional write-down of these assets in the future.  No impairment charge was recorded in the first quarter of 2003.

3.                                      Intangible Assets - Customer Accounts and Goodwill:

The following reflects the changes in the Company’s investment in purchased customer accounts (at cost) for the following periods (in thousands):

	Three Months Ended March 31, 2003	Year Ended December 31, 2002

Beginning customer accounts, net	$312,785	$719,679

Acquisition of customer accounts	167	1,195
Amortization of customer accounts	(17,868)	(68,929)
Impairment charge	—	(338,104)
Sale of accounts	—	(398)
Purchase holdbacks and other	867	(658)

Ending customer accounts, net	$295,951	$312,785

The investment at cost in customer accounts at March 31, 2003 and December 31, 2002 was $946.2 million and $945.1 million, respectively. Accumulated amortization of the investment in customer accounts at March 31, 2003 and December 31, 2002 was $650.2 million and $632.3 million, respectively.  The table below reflects the estimated aggregate customer account amortization expense for 2003 and each of the four succeeding fiscal years on the existing customer account base as of March 31, 2003.

	2003	2004	2005	2006	2007
	(Dollars in thousands)
Estimated amortization expense	$68,679	$68,572	$52,288	$51,931	$45,610

There were no changes in the carrying amounts of goodwill for the quarter ended March 31, 2003.  The changes in the carrying amounts of goodwill for the year ended December 31, 2002, are as follows (in thousands):

	North America Segment	Multifamily Segment	Total

Balance as of December 31, 2001	$613,414	$150,035	$763,449
Impairment losses (Note 2)	(613,414)	(104,188)	(717,602)
Realization of purchased tax assets	—	(4,000)	(4,000)

Balance as of December 31, 2002	$—	$41,847	$41,847

4.                                      Debt:

Long-term debt and the fixed or weighted average interest rates are as follows (in thousands):

	March 31, 2003	December 31, 2002
Westar Credit Facility with Westar Industries, maturing January 5, 2004,variable 5.1% (a)	$215,500	$215,500
Senior Subordinated Notes, maturing January 2009, fixed 8.125%	110,340	110,340
Senior Unsecured Notes, maturing August 2005, fixed 7.375%	190,925	190,925
Senior Subordinated Discount Notes, maturing June 2005, effective rate 11.8%	30,932	31,033
Convertible Senior Subordinated Notes, maturing September 2003, fixed 6.75%	9,725	9,725
Other debt obligations, including capital leases	367	434
	557,789	557,957
Less current portion	(225,592)	(10,159)

Total long-term debt	$332,197	$547,798

(a) Represents weighted average interest rate before fees on borrowings under the facility at March 31, 2003.  The weighted-average annual interest rate before fees on borrowings at December 31, 2002 was 5.2%.

The Company’s ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0.

Some of the indentures governing the Company’s outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company’s ability to incur indebtedness.  The Company was in compliance with all covenants contained in these indentures at March 31, 2003.

In accordance with the Partial Stipulation and Agreement (see Note 5, Related Party Transactions) approved by the KCC, the Westar Credit Facility with Westar Industries provides for borrowings up to $228.4 million with a variable interest rate and currently expires on January 5, 2004.  Under KCC Order No. 65, Westar Energy may extend the expiration date to January 5, 2005. The KCC has authorized the extension of the Westar Credit Facility to January 5, 2005 and Westar Energy has indicated that it is willing to extend the January 5, 2004 maturity date of the facility.  Westar Energy has also indicated it may require some consideration or some form of collateral, either upon the execution of an extension or upon the occurrence of events to be determined, to secure all or a portion of the Company’s obligations under the Westar Credit Facility.  The indentures governing the Company’s 13-5/8% senior subordinated discount notes and 6-3/4% convertible senior subordinated notes prohibit the Company from securing any of its senior debt unless all other senior debt is secured, subject to certain permitted exceptions as defined in the indenture; and the Company’s 7 3/8% senior notes prohibit it from securing senior debt without providing security for the 7 3/8% senior notes, subject to certain permitted exceptions as defined in the indenture.  Additionally, the Westar Credit Facility must be paid in full upon the sale of all or a majority of Westar Energy’s investment in the Company’s common stock to a new owner. The Company is currently in discussions with Westar Energy regarding the terms of the extension of the Westar Credit Facility.  Westar Energy has provided assurance that it presently intends to renew the Westar Credit Facility through January 5, 2005 should such renewal be necessary to provide the Company continued liquidity at January 5, 2004 when the facility is currently scheduled to terminate.

5.                                      Related Party Transactions:

On November 8, 2002, the Kansas Corporation Commission issued Order No. 51 which required Westar Energy to initiate a corporate and financial restructuring, reverse specified accounting transactions described in the Order, review, improve and/or develop, where necessary, methods and procedures for allocating costs between utility and non-utility businesses for KCC approval, refrain from any action that would result in its electric businesses subsidizing non-utility businesses, reduce outstanding debt giving priority to reducing utility debt and, pending the corporate and financial restructuring, imposed standstill limitations on Westar Energy’s ability to finance non-utility businesses including the Company. These standstill protections require that Westar Energy seek KCC approval before it takes actions such as making any loan to, investment in or transfer of cash in excess of $100,000 to the Company or another non-utility affiliate, entering into any agreement with the Company or another non-utility affiliate where the value of goods or services exchanged exceeds $100,000, investing, by Westar Energy or Westar Energy’s affiliate, of more than $100,000 in an existing or new non-utility business and transferring any non-cash assets or intellectual property to the Company or another non-utility affiliate.  In addition, Westar Energy must charge interest to the Company and other non-utility affiliates at the incremental cost of their debt on outstanding balances of any existing or future inter-affiliate loans, receivables or other cash advances due Westar Energy.  The Order also suggested that the sale by Westar Energy of the Company’s stock should be explored, along with other alternatives, as a possible source of cash to be used to reduce Westar Energy debt. An additional provision affecting the Company includes a requirement that it cannot sell assets having a value of $100,000 or more without prior KCC approval.

On December 23, 2002, the Kansas Corporation Commission issued Order No. 55 clarifying and modifying the November 8, 2002 Order.  One such clarification was that Westar Energy and Westar Industries would be prohibited from making payments to the Company under the tax sharing agreement until certain requirements were met by Westar Energy regarding their debt.

On January 10, 2003, Protection One filed a petition seeking reconsideration of certain aspects of Order No. 55.  Specifically, the Company requested that the Commission reconsider and revise Order No. 55 so that it clearly does not interfere with the Company’s contractual arrangements with Westar Energy and Westar Industries, including, but not limited to the tax sharing agreement and the Westar Credit Facility.

On February 11, 2003, the parties to the KCC proceeding filed a Limited Stipulation and Agreement, which sought the KCC’s approval for Protection One to sell all of its Westar Energy stock to Westar Energy.  The KCC approved the Limited Stipulation and Agreement on February 14, 2003.  Protection One sold its Westar Energy stock to Westar Energy on February 14, 2003 for $11.6 million.  At December 31, 2002 this Westar Energy stock was recorded as a reduction of stockholders’ equity, similar to treasury stock, in the approximate amount of $15.0 million.  In January 2003, the Company received approximately $0.3 million in dividends on the stock which resulted in reduction in the investment in parent. The difference between the cost and proceeds received from Westar Energy was reflected as a reduction of contributed capital from Westar Energy in the first quarter of 2003.

On February 25, 2003, the Company entered into a Partial Stipulation and Agreement (the Reconsideration Agreement) with the Staff of the KCC, Westar Energy, Westar Industries and an intervener.  The Reconsideration Agreement requested that the KCC issue an order granting limited reconsideration and clarification to its order issued December 23, 2002.  The Reconsideration Agreement also requests that the KCC authorize Westar Energy and Westar Industries to perform their respective obligations to the Company under the tax sharing agreement and the Westar Credit Facility. Additionally, the Reconsideration Agreement provides that, among other things; (a) the maximum borrowing capacity under the Westar Credit Facility will be reduced to $228.4 million and the maturity date may be extended one year to January 5, 2005; (b) Westar Energy may provide funds to Westar Industries to the extent necessary to perform its obligations to the Company under the Westar Credit Facility; (c) Westar Energy will reimburse the Company approximately $4.4 million for expenses incurred in connection with services provided by Protection One Data Services and AV One, Inc. to Westar Energy and Westar Industries, and for the sale of AV One, Inc. to Westar Energy; and  (d) the Management Services Agreement between the Company and Westar Industries is cancelled.

On March 11, 2003, the KCC issued Order No. 65 conditionally approving the Reconsideration Agreement. The KCC imposed the following on the terms of the Reconsideration Agreement: (a) the Westar Credit Facility must be paid off upon the sale of all or a majority of Protection One common stock held by Westar Industries, and this pay-off must be a condition of any sale by Westar Industries of Protection One’s stock; (b) Westar Energy must provide advance notice to the KCC if the payment to the Company under the tax sharing agreement exceeds approximately $20 million; (c) Protection One must receive KCC approval prior to selling any assets exceeding $100,000 and Westar Energy and Westar Industries must receive KCC approval prior to selling their stock in Protection One; and (d) Protection One must waive potential claims against Westar Energy and Westar Industries relating to certain inter-company agreements.  In addition, the KCC reserved the right to impose a deadline for the sale by Westar Industries of its Protection One stock.  Westar Energy is precluded from extending any credit to the Company except for borrowings the Company may make under the Westar Credit Facility.

The Company, Westar Energy and Westar Industries also agreed that they will provide the Kansas Corporation Commission with periodic reports on the progress of their efforts to sell Westar Energy’s equity investment in Protection One.

In addition, on March 19, 2003, the Company submitted two letters to the KCC in response to KCC Order No. 65, one of which was addressed to the KCC and the other of which was addressed to Westar Energy.  As described in the letters, the Company agreed to (i) release Westar Energy from certain claims relating to Protection One Data Services, Inc (“PODS”), AV One, Inc. and the Management Services Agreement and (ii) accept the conditions set forth in Order No. 65 relating to matters other than PODS, AV One, Inc. and the Management Services Agreement.  The Company does not intend to seek reconsideration of Order No. 65.

The Company had outstanding borrowings under the Westar Credit Facility with Westar Industries of $215.5 million at March 31, 2003 and December 31, 2002. The Company accrued interest expense of $2.6 million and $2.0 million and made interest payments of $2.9 million and $1.9 million on borrowings under the facility for the three months ended March 31, 2003 and 2002, respectively.   Pursuant to the Reconsideration Agreement, the maximum borrowing capacity of the Westar Credit Facility was reduced from $280.0 million to $228.4 million.  Accordingly, Westar Energy agreed to refund approximately $0.5 million to the Company in amendment fees. This amount is reflected in the amount due to related parties.

During the first quarter of 2002, the Company acquired from Westar Industries $14.8 million face value of the Company’s bonds for $12.0 million.  These bonds were purchased at Westar Industries’ cost which generally approximated fair value.  As a result of these transactions, a gain of $3.1 million was recognized in the first quarter of 2002.  No bonds were repurchased in the first quarter of 2003.

During the first quarter of 2002 the Company purchased approximately $9.7 million of Westar Energy 6.25% notes, $0.3 million of Westar Energy preferred securities and $0.1 million of ONEOK, Inc. common stock, all of which were subsequently sold at cost to Westar Energy on March 27, 2002.  In addition, the Company purchased approximately $1.3 million of Westar Energy preferred stock and approximately $2.1 million of Westar Energy common stock during the first quarter of 2002.  At December 31, 2002, the Company held 850,000 shares of Westar Energy common stock at a cost of approximately $13.0 million and 34,213 shares of Westar Energy preferred stock at a cost of approximately $2.0 million for a combined cost of approximately $15.0 million which is reflected in the equity section of the Company’s balance sheet.  These securities were sold to Westar Energy on February 14, 2003 for approximately $11.6 million, as discussed above.

On June 21, 2001, the Company entered into an amendment to the Contribution Agreement dated as of July 30, 1997 between the Company and Westar Energy.  This amendment permitted Westar Energy’s beneficial ownership of the Company’s outstanding common stock to exceed 85% provided that its beneficial ownership on a fully diluted basis does not exceed 81% of the outstanding shares. In March, 2002 the Company and Westar Energy entered into a Consent and Limited Waiver Agreement whereby the Company consented to Westar Energy’s ownership interest in the Company exceeding the ceiling set forth in the amended Contribution Agreement for the period commencing on March 11, 2002 and ending on July 1, 2002. On July 1, 2002, the Company and Westar Energy entered into a second Consent and Limited Waiver Agreement whereby the Company consented to Westar Energy’s ownership interest in the Company exceeding the ceiling for the period commencing on July 1, 2002 and ending on March 31, 2003.  The Company and Westar Energy are currently discussing a new limited waiver pursuant to which the Company would consent to Westar Energy’s current ownership interest in the Company, which exceeds the ceiling set forth in the amended Contribution Agreement, for a period extending beyond March 31, 2003.  The amendment to the Contribution Agreement and the Consent and Limited Waiver Agreements were each approved by the Company’s continuing directors as required by the terms of the Contribution Agreement.

The Company had a receivable balance of $30.4 million and $20.7 million at March 31, 2003 and December 31, 2002, respectively, relating to a tax sharing agreement with Westar Energy.  The $20.7 million receivable at December 31, 2002, is the estimated tax benefit Westar Energy will be able to utilize in its 2002 consolidated income tax return which will be filed in 2003.  An additional $9.7 million receivable was recorded for the estimated tax benefit generated in the first quarter of 2003 that Westar Energy will be able to utilize in its 2003 consolidated income tax return which will be filed in 2004.  In February 2002, the Company received $1.7 million from Westar Energy for payment of the tax receivable at December 31, 2001. See Note 8 for further discussion relating to income taxes.

Westar Energy provides administrative services at cost to the Company pursuant to an agreement (the “Administrative Services Agreement”), which includes accounting, tax, audit, human resources, legal, purchasing and facilities services.  Charges of approximately $1.3 million were incurred for the three months ended March 31, 2003, compared to charges of approximately $1.5 million for the three months ended March 31, 2002.  The Company had a net balance due to Westar Energy primarily for these services of $2.4 million and $1.0 million at March 31, 2003 and December 31, 2002, respectively.

In November 2001, the Company entered into an agreement (the “Management Services Agreement”) pursuant to which it paid to Westar Industries, beginning with the quarter ended March 31, 2002, a financial advisory fee, payable quarterly, equal to 0.125% of the Company’s consolidated total assets at the end of each quarter.  The Company incurred $1.3 million of expense for the three months ended March 31, 2002 for the financial advisory fee which is included in general and administrative expenses on the statement of operations.  During the fourth quarter of 2002, the management fee was suspended.  This agreement was terminated in accordance with the Reconsideration Agreement and the remaining balance due was paid during the fourth quarter of 2002.

On June 5, 2002, the Company acquired the stock of a wholly owned subsidiary of Westar Industries named Westar Aviation, Inc. for approximately $1.4 million.  The Company subsequently changed the name of the newly acquired corporation to AV ONE, Inc. (“AV ONE”) and entered into an Aircraft Reimbursement Agreement with Westar Industries.  Under this agreement, Westar Industries agreed to reimburse AV ONE for certain costs and expenses relating to its operations.  In accordance with the Reconsideration Agreement, Westar Energy reimbursed the Company for all costs incurred relating to the services provided to Westar Energy and Westar Industries and on March 21, 2003, repurchased the stock of AV ONE at book value.  The Company did not incur any gain or loss on the transaction since the sale was transacted at book value.

On September 17, 2002, Westar Energy was served with a federal grand jury subpoena by the United States Attorney’s Office concerning, among other things, the use of aircraft leased by Westar Industries, and by AV ONE.  Since that date, the United States Attorney’s Office has served additional information requests on Westar Energy, its subsidiaries, including AV ONE, and certain employees of Westar Energy and AV ONE.  The Company is cooperating with the grand jury and Westar Energy in connection with such requests.

In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees.   Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services.  As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees.  Operation of the subsidiary and the provision of such services were discontinued as of December 31, 2002.  Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002 and net income was $0.3 million for that period.  The approximately 142 Information Technology employees that had accepted employment with PODS were transferred back to their respective companies as of the December 31, 2002.   PODS had a $1.1 million receivable from Westar Energy as of December 31, 2002. On March 21, 2003, in accordance with the Reconsideration Agreement, Westar Energy paid the Company $1.1 million for the balance due under the outsourcing agreement.

6.                                      Commitments and Contingencies:

In 1999, six former Protection One dealers filed a class action lawsuit against Protection One Alarm Monitoring, Inc. (“Monitoring”) in the U. S. District Court for the Western District of Kentucky alleging breach of contract arising out of a disagreement over the interpretation of certain provisions of their dealer contracts.  The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999).  In September 1999, the Court granted Monitoring’s motion to stay the proceeding pending the individual plaintiffs’ pursuit of arbitration as required by the terms of their agreements.  On June 23, 2000, the Court denied plaintiffs’ motion for collective arbitration. On or about October 4, 2000, notwithstanding the Court’s denial of plaintiffs’ motion for collective arbitration, the six former dealers filed a Motion to Compel Consolidation Arbitration with the American Arbitration Association (“AAA”).  On November 21, 2000, the AAA denied the dealers’ motion and advised they would proceed on only one matter at a time. Initially, only Masterguard Alarms proceeded with arbitration. On March 8, 2002, Masterguard’s claims against the Company were settled by the mutual agreement of the parties. On July 25, 2002, Complete Security, Inc., a dealer which was among the original plaintiffs in the Total Security Solutions court proceeding, initiated arbitration proceedings against Monitoring, alleging breach of contract, misrepresentation, consumer fraud and franchise law violations.

In addition, two dealers, not plaintiffs in the original Total Security Solutions litigation — Security Response Network, Inc. and Homesafe Security, Inc. — have brought similar claims in arbitration against the Company.

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

In order to retain the services of numerous employees who may feel uncertain about the future ownership, management and direction of the Company, as a result of Westar Energy’s announcement to dispose of its ownership interest in the Company (see Note 9), the Company entered into retention and severance arrangements with approximately 190 employees to provide incentives for such employees to remain with the Company through the sales process.  The maximum retention amount of approximately $5.0 million in the aggregate will be paid to those employees who remain employed with the Company through November 1, 2003 (or, if a change of control of the Company occurs prior to that date, then such payment will be made on or about the change of control date).  Additional severance amounts may also be paid under these arrangements to those employees, if any, who are terminated following a change of control.  Approximately $0.6 million was expensed in the first quarter of 2003 related to the maximum $5.0 million retention payment and approximately $0.6 million is expected to be expensed each month through October 31, 2003 or until a change of control, if earlier.  No amounts have been expensed by the Company relating to the severance arrangements.  Upon a change of control of the Company, an additional approximately $10.5 million will be paid to other key employees.  In addition, upon a change in control, customary fees and expenses will be paid to the financial advisor to the Company’s Special Committee of the Board of Directors.  No amounts have been expensed relating to these additional payments.

The Company, Westar Energy and its former independent auditor, Arthur Andersen LLP, have been advised by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the practices of the Company and Westar Energy with respect to the restatement of their first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of the Company and Westar Energy would be reaudited.  The Company is cooperating with the Staff in connection with such inquiry.

7.                                      Segment Reporting:

The Company’s reportable segments include North America and Multifamily.  North America provides residential, commercial and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems in the United States.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2002.  The Company manages its business segments based on earnings before interest, income taxes, depreciation and amortization (including amortization of deferred customer acquisition costs and revenues) and other income and expenses (“adjusted EBITDA”).

Three Months Ended March 31, 2003

(Dollars in thousands)

	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$60,741	$9,345		$70,086
Adjusted EBITDA(4)	15,657	3,713		19,370
Amortization of intangibles and depreciation expense	18,971	1,232		20,203
Amortization of deferred costs in excess of deferred revenues	2,872	1,030		3,902
Operating income (loss)	(6,186)	1,451		(4,735)
Segment assets	795,066	96,891	(54,990)	836,967
Expenditures for property	1,228	164		1,392
Investment in new accounts, net	5,577	1,100		6,677

Three Months Ended March 31, 2002

(Dollars in thousands)

	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$64,824	$9,103		$73,927
Amortization of intangibles and depreciation expense	19,531	1,317		20,848
Adjusted EBITDA(4)	18,019	3,738		21,757
Amortization of deferred costs in excess of deferred revenues	6,595	2,089		8,684
Impairment charge	338,104	—		338,104
Operating income (loss)	(346,211)	332		(345,879)
Segment assets	902,326	106,174	(46,079)	962,421
Expenditures for property	350	143		493
Investment in new accounts, net	3,355	1,634		4,989

(1)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.6 million and $1.9 million for the quarters ended March 31, 2003 and 2002, respectively.

(2)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.2 million and $0.4 million for the quarters ended March 31, 2003 and 2002, respectively.

(3)  Adjustment to eliminate intersegment accounts receivable.

(4)  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of Protection One. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the financial performance of Protection One. Protection One believes presentation of Adjusted EBITDA enhances an understanding of financial condition, results of operations and cash flows because Adjusted EBITDA is used by Protection One to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, Adjusted EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Protection One’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of Adjusted EBITDA for each of the periods presented above:

	Three Months Ended March 31,
	2003	2002
	(amounts in thousands)

Loss from continuing operations before income taxes	$(13,991)	$(353,818)

Plus:
Interest expense	9,275	10,993
Amortization of intangibles and depreciation expense	20,203	20,848
Amortization of deferred costs in excess of deferred revenues	3,902	8,684
Loss on Impairment	—	338,104

Less:
Gain on retirement of debt	—	(3,147)
Other non-recurring income	(19)	93

Adjusted EBITDA	$19,370	$21,757

8.                                      Income Taxes:

The income tax benefit recorded for the three-month period ended March 31, 2003 is approximately 33% of the pre-tax loss.  This rate represents the expected effective rate for 2003. The Company has a tax sharing agreement with Westar Energy which allows it to be reimbursed for tax deductions utilized by Westar Energy in its consolidated tax return.  If Westar Energy completes its intended disposition of its investment in the Company, the net deferred tax assets, which were $289.9 million at March 31, 2003, might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.  The Company would be required to record a non-cash charge against income for the portion of its net deferred tax assets it determines not to be realizable. This charge could be material and could have a material adverse effect on the Company’s business, financial condition and results of operations. The amount of deferred taxes increased by approximately $204.0 million upon the recording of impairment charges in the first and fourth quarters of 2002 as discussed above.  In addition, as a result of a sale, the Company would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy.  The Company had a receivable balance of $30.4 million and $20.7 million at March 31, 2003 and December 31, 2002, respectively, from Westar Energy related to current tax benefits.  In 2002, the Company received aggregate payments from Westar Energy of $1.7 million.  The loss of these payments would have a material adverse effect on cash flow.

9.                                      Recent Developments:

On November 8, 2002 the KCC issued an Order that, among many findings and directives, requested Westar Energy to consider selling its investment in Protection One.  In early 2003, Westar Energy announced that it intends to sell its equity investment in Protection One, and the Company and Westar Energy are currently exploring strategic alternatives for the Company, including the possible sale of the Company.

To facilitate this process, the Company’s Board of Directors (the “Board”) formed a Special Committee in January 2003 comprised of independent directors.  The Special Committee has been authorized by the Board to, among other things: (i) monitor the continuing proceeding between Westar Energy and the KCC on behalf of the Company; (ii) monitor Westar Energy’s process with respect to selling its equity investment in the Company; (iii) consider whether it is in the best interests of the Company and all of its stockholders that the Company participate in that sales process and, if so, direct and oversee that participation; (iv) review and evaluate any proposal by Westar Energy to divest its equity investment in the Company, which will be called a Controlling Stockholder Proposal; (v) determine whether any Controlling Stockholder Proposal is fair to and in the best interests of the Company and all of its stockholders; (vi) determine whether there are strategic alternatives for the Company to any Controlling Stockholder Proposal that would provide a greater benefit to the Company and all of its stockholders than such Controlling Stockholder Proposal; and (vii) determine what action(s), if any, the Company should take in response to any Controlling Stockholder Proposal.

In February 2003, the Special Committee announced that it had retained Bear, Stearns & Co. Inc. to serve as its financial advisor.  Westar Energy has retained Lehman Brothers Inc.

10.                               Restatement of 2002 Consolidated Financial Statements:

Subsequent to the Company’s filing its Form 10-Q on November 14, 2002 and as reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company determined it would restate its quarterly financial information for each of the first three quarters of 2002. Since adopting Staff Accounting Bulletin 101 on January 1, 2000, the Company had capitalized as property and equipment the direct and incremental costs of the electronic security systems (equipment and associated labor) that it installs in homes or businesses and for which the Company retains title.  The Company had amortized this equipment to depreciation expense over the expected life of the customer.  The Company’s North America segment utilized a 10-year accelerated amortization method and its Multifamily segment utilized a 9-year straight line amortization method.  Direct and incremental selling costs in excess of deferred revenue incurred in connection with the installation of these systems were capitalized as deferred customer acquisition cost and amortized over the initial contract term.

In connection with most security system installations, the Company also incurs costs related to system enhancements for which title passes to the customer and which are capitalized as deferred customer acquisition costs.

Management of the Company determined that the costs capitalized as property and equipment should have been capitalized as deferred customer acquisition costs and included with other such costs and amortized as discussed above.  For the North America segment the initial contract term is typically 3-years for residential customers and 5-years for commercial customers and for the Multifamily segment the initial contract term typically ranges from 5 to 10 years. The impact of this change on the financial results of 2001 and 2000 was not significant and is reflected in the first quarter results of 2002.

In addition, the net effect of the restatements discussed above has been reflected in the results for the quarter ended March 31, 2002, as follows:

	As Previously Reported*		Restatement		As Restated
	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share
	(Dollars in thousands, except for per share amounts)
Revenues	$74,045		$(118)		$73,927
Gross Profit	$48,999		$(7,389)		$41,610
Loss from continuing operations before accounting change	$(225,662)	$(2.29)	$(4,811)	$(.05)	$(230,473)	$(2.34)
Net loss	$(770,944)	$(7.83)	$(4,811)	$(.05)	$(775,755)	$(7.88)

*Previously reported amounts have been adjusted from the originally filed amounts to reflect the classification of Canguard as discontinued operations.

The restatements described above did not impact previously reported cumulative effect of accounting change, net of tax.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Important Matters

We have reported losses for the past several years and Westar Energy has announced that it intends to sell its investment in us.  Additionally, our current primary financing source is through a credit facility with Westar Energy and credit available under such facility has been limited.  We have evaluated these conditions and events in establishing our operating plans.  In addition, we plan to carefully monitor the level of investment in new customer accounts, continue control of operating expenses, curtail other capital expenditures, if necessary, and continue efforts to extend or replace the credit facility upon its expiration in January 2004.  We believe that the funds provided from operations and from the Westar Credit Facility, coupled with receipts under the tax sharing agreement (see  “Liquidity and Capital Resources” below) will be sufficient to meet our needs throughout 2003.

Overview

Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to over 1.1 million customers in North America as of March 31, 2003.  Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers’ homes and businesses.  We provide our services to residential (both single family and multifamily residences), commercial, and wholesale customers.

Summary of Significant Matters

Net Loss.  We incurred a net loss of $9.3 million in the first quarter of 2003.  This net loss reflects a decline in revenue, substantial charges incurred by us for amortization of customer accounts, and interest incurred on indebtedness.  We do not expect to have earnings in the foreseeable future.

Impairment Charge Pursuant to New Accounting Rules.  Effective January 1, 2002, we adopted the new accounting standards SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  SFAS No. 142 establishes new standards for accounting for goodwill.  SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinues amortization of goodwill.  In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards.   The completion of the impairment test, based upon a valuation performed by an independent appraisal firm, as of January 1, 2002, indicated that the carrying value of goodwill had been impaired and an impairment charge was recorded as discussed below.

SFAS No. 144 establishes a new approach to determining whether our customer account asset is impaired.  The approach no longer permits us to evaluate our customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of goodwill associated with the customer accounts being evaluated.  Rather, the cash flow stream to be used under SFAS No. 144, is limited to future estimated undiscounted cash flows from assets in the asset group, which include customer accounts, the primary asset of the reporting unit, plus an estimated amount for the sale of the remaining assets within the asset group (including goodwill).  If the undiscounted cash flow stream from the asset group is less than the combined book value of the asset group, then we are required to mark the customer account asset down to fair value, by way of recording an impairment, to the extent fair value is less than its book value.  To the extent net book value is less than fair value, no impairment would be recorded.

The new rule substantially reduces the net undiscounted cash flows used for customer account impairment evaluation purposes as compared to the previous accounting rules.  The undiscounted cash flow stream was reduced from the 16 year remaining life of the goodwill to the 9 year remaining life of customer accounts for impairment evaluation purposes.   Using these new guidelines, we determined that there was an indication of impairment of the carrying value of the customer accounts and an impairment charge was recorded as discussed below.

To implement the new standards, we engaged an appraisal firm to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis, we recorded a  net charge of approximately $765.2 million in the first quarter of 2002.  The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)
North America Segment:
Impairment charge – continuing operations	$509.4	$338.1	$847.5
Impairment charge – discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)
Net charge	$446.6	$221.6	$668.2

Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)
Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)
Net charge	$543.6	$221.6	$765.2

The impairment charge for goodwill is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.  The impairment charge for customer accounts is reflected in the consolidated statement of operations as an operating cost.  These impairment charges reduce the recorded value of these assets to their estimated fair values at January 1, 2002.

Another impairment test was completed as of July 1, 2002 (the date selected for our annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of our reporting units, and no impairment was indicated.  After regulatory actions (see Note 5, “Related Party Transactions”), including Kansas Corporation Commission (“KCC”) Order No. 55, which prompted Westar Energy to advise us that it intended to dispose of its investment in us, the independent appraisal firm was again retained to perform an additional valuation so that we could perform an impairment test as of December 31, 2002. Order No. 55 limited the amount of capital Westar Energy could provide to us which increased our risk profile.  Therefore, we reevaluated our corporate forecast, reducing the amount of capital invested over our forecast horizon and lowered our base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation.  We recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of our North America segment in the fourth quarter of 2002.

A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit shown above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge.  However, if Westar Energy completes its intended disposal of Protection One, our net deferred tax asset of $289.9 million at March 31, 2003 might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  As a result, we would be required to record a charge against income for the portion of our net deferred tax assets determined not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.

We are required to perform impairment tests for long-lived assets prospectively when we determine that indicators of potential impairment are present.  Goodwill is required to be tested at least annually for impairment.  Declines in market values of our business or the value of our customer accounts that may occur in the future may require additional write-down of these assets in the future.  No impairment charge was recorded in the first quarter of 2003.

Security and Exchange Commission Inquiry.  We, Westar Energy and its former independent auditor, Arthur Andersen LLP, have been advised by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the practices of Westar Energy with respect to the restatement of its first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of Protection One and Westar Energy would be reaudited.  We are cooperating with the Staff in connection with their inquiry.

Potential Write Down of Deferred Tax Assets. We have a pro-rata tax sharing agreement with Westar Energy.  Pursuant to this agreement, Westar Energy makes payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return. If Westar Energy completes its intended disposition of its investment in us, our net deferred tax assets, which were $289.9 million at March 31, 2003, might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations. The amount of our deferred taxes increased by approximately $204.0 million upon our recording of impairment charges in the first and fourth quarters of 2002 as discussed above.  In addition, as a result of a sale, we would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy.  We had a receivable balance of $30.4 million and $20.7 million at March 31, 2003 and December 31, 2002, respectively, from Westar Energy related to current tax benefits.  In 2002, we received aggregate payments from Westar Energy of $1.7 million.  The loss of these payments would have a material adverse effect on our cash flow.

Retirement of Additional Debt.    No debt was retired in the first quarter of 2003.  In the first quarter of 2002, we purchased from Westar Industries $14.8 million face value of our bonds for $12.0 million.  As a result of these transactions, we recognized a gain of $3.1 million

Share Repurchase.  In the first quarter of 2003, we acquired 2,500 shares of our common stock in open market purchases for $3,400.

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue may not be comparable to other similarly titled measures of other companies and recurring monthly revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.   We had approximately $20.8 million and $22.2 million of recurring monthly revenue as of March 31, 2003 and 2002, respectively.  The decrease is primarily a result of our net loss of 50,200 customers during the twelve month period ending March 31, 2003.  While the rate of decrease is significantly slower than it was in prior years, we expect this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

We believe the presentation of recurring monthly revenue is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  The table below reconciles our recurring monthly revenue to revenues reflected on our consolidated statements of operations.

	Three months ended March 31,
	2003	2002
	(in millions)

Recurring Monthly Revenue at 3/31 (“RMR”)	$20.8	$22.2
Amounts excluded from RMR:
Amortization of deferred revenue	0.4	0.1
Other revenues (a)	2.7	2.6
Revenues (GAAP basis):
March	23.9	24.9
January – February	46.2	49.0
January – March	$70.1	$73.9

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

Customer Creation and Marketing.   In the first quarter of 2003, our North America segment added 12,186 accounts and approximately $423,000 of recurring monthly revenue and its net number of accounts decreased by 9,419 accounts and its recurring monthly revenue decreased by approximately $239,000. For the three months ended March 31, 2002, our North America segment added 9,650 accounts and approximately $301,000 of recurring monthly revenue and its net number of accounts decreased by 20,796 accounts and its recurring monthly revenue decreased by approximately $784,000.  Multifamily added 6,298 accounts and approximately $67,000 of recurring monthly revenue for the three months ended March 31, 2003, with its net number of accounts increasing by 788 accounts although its recurring monthly revenue increased by only $585.  For the three months ended March 31, 2002, Multifamily added 6,859 accounts and approximately $91,000 of recurring monthly revenue and its net number of accounts increased by 2,740 accounts and its recurring monthly revenue increased by approximately $32,000.

Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales. In June 2001, we notified most of our remaining domestic dealers that we were terminating our dealer arrangements with them and therefore would not be extending or renewing their contracts.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately 60 markets.  The internal sales program generated 12,052 accounts and 9,462 accounts in the quarters ended March 31, 2003 and 2002, respectively.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.

We are a partner in a marketing alliance with BellSouth Telecommunications, Inc. to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region.  The term of the marketing alliance will renew for a two-year period on December 31, 2003 unless terminated by either party.  At this time, we believe that BellSouth intends to renew this marketing alliance. Under this agreement, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region.  BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory.  We follow up on the leads and attempt to persuade them to become customers of our monitored security services.  We also market directly to small businesses.  We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges. Approximately one-fourth of our new accounts created in 2002 were from this arrangement.

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

Customer attrition by business segment for the three months ended March 31, 2003 and 2002 is summarized below:

	Customer Account Attrition
	March 31, 2003		March 31, 2002
	Annualized First Quarter	Trailing Twelve Month	Annualized First Quarter	Trailing Twelve Month

North America	10.6%	12.2%	14.6%	17.8%
Multifamily	6.7%	7.0%	5.0%	5.9%
Total Company	9.4%	10.6%	11.8%	14.7%

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, customer accounts, goodwill, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 of the Notes to Consolidated Financial Statements of our 2002 Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  The following is a brief description of the more significant accounting policies and methods we use.

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

Deferred system and upgrade installation revenues are recognized over the estimated life of the customer utilizing an accelerated method for our residential and commercial customers and a straight-line method for our Multifamily customers.  Deferred costs in excess of deferred revenue are recognized utilizing a straight-line method over the initial contract term, typically two to three years for residential systems, five years for commercial systems and five to ten years for Multifamily systems.  To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer utilizing the same method as with the related deferred revenues.

The table below reflects the impact of this accounting policy on the respective line items of the Statement of Operations for the three months ended March 31, 2003 and 2002.  The “Total Amount Incurred” column represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the three months ended March 31, 2003
	Total Amount Incurred	North America		Multifamily		Accrual Amount Per Statement Of Operations
		Deferral Amount	Amortization Amount	Deferral Amount	Amortization Amount
	(in thousands)

Revenues – Other	$8,098	(4,255)	910	(114)	341	$4,980
Cost of Revenues – Other	$11,102	(6,001)	1,791	(1,134)	1,296	$7,054
Selling Expense	$10,056	(3,773)	1,991	(108)	75	$8,241

	For the three months ended March 31, 2002
	Total Amount Incurred	North America		Multifamily		Accrual Amount Per Statement Of Operations
		Deferral Amount	Amortization Amount	Deferral Amount	Amortization Amount
	(in thousands)

Revenues – Other	$7,286	(3,508)	421	(172)	(107)	$3,920
Cost of Revenues – Other	$10,568	(4,411)	5,399	(1,791)	1,977	$11,742
Selling Expense	$7,165	(2,131)	1,617	(62)	5	$6,594

Valuation and Amortization of Customer Account and Goodwill Intangible Assets   Customer accounts are stated at cost.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired by us.  Goodwill is tested for impairment on at least an annual basis or as circumstances warrant.  Customer accounts are tested on a periodic basis or as circumstances warrant.  For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts.  Factors we consider important that could trigger an impairment review include the following:

•                  high levels of customer attrition;

•                  continuing recurring losses above our expectations; and

•                  adverse regulatory rulings.

An impairment test of customer accounts would have to be performed when the undiscounted expected future operating cash flows by asset group, which consists primarily of capitalized customer accounts and related goodwill, is less than the carrying value of that asset group.  An impairment would be recognized if the fair value of the customer accounts is less than the net book value of the customer accounts. See “Summary of Significant Matters — Impairment Charge Pursuant to New Accounting Rules” for a discussion of the impairment recorded on these assets in the first quarter of 2002 pursuant to the adoption of new accounting rules.

Customer Account Amortization.  The choice of an amortization life is based on our estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life.  Selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue.  We periodically use an independent appraisal firm to perform lifing studies on our customer accounts to assist us in determining appropriate lives of our customer accounts.  These reviews are performed specifically to evaluate our historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience.  We have identified the following three distinct pools of customer accounts, each of which has distinct attributes that effect differing attrition characteristics.  For the North America pools, the results of the lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimated revenue stream from these customer pools.

Our amortization rates consider the average estimated remaining life and historical and projected attrition rates.  The amortization method for each customer pool is as follows:

Pool	Method
North America:
- Acquired Westinghouse Customers	Eight-year 120% declining balance
- Other Customers	Ten-year 135% declining balance

Multifamily	Nine – year straight-line

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

Westar Energy makes payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return pursuant to a tax sharing agreement, which is an important source of liquidity for us.  If Westar Energy completes its intended disposition of its investment in us, our net deferred tax assets, which were $289.9 million at March 31, 2003, might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.  In addition, as a result of a sale, we would no longer receive payments from Westar Energy for tax benefits utilized by Westar Energy.  In 2002 we received aggregate payments from Westar Energy of $1.7 million and our tax receivable at March 31, 2003 is $30.4 million of which $20.7 million is reflected as current.  The loss of these payments would have a material adverse effect on our cash flow.

Operating Results

We separate our business into two reportable segments: North America and Multifamily.  North America provides security alarm  monitoring services, which include sales, installation and related servicing of security alarm systems.  We sold our Canadian operations in July 2002, which previously had been included in our North America segment.  We are therefore excluding the impact of the Canadian operations in the following analyses.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Protection One Consolidated

Revenues decreased approximately $3.8 million in the first quarter of 2003 compared to the first quarter of 2002, primarily due to the decline in the size of our customer base.  Cost of revenues decreased approximately $6.3 million primarily due to a decrease of $4.3 million in amortization expense of deferred customer acquisition costs, a decrease of $0.7 million in telecommunication costs and a decrease of $0.8 million in service costs.  General and administrative costs decreased approximately $1.6 million, primarily due to the cancellation of our Management Services Agreement with Westar Industries.  Selling costs increased approximately $1.6 million, primarily due to increased efforts to generate new customers through our internal sales force.  Interest expense decreased by approximately $1.7 million, primarily due to a reduction in the weighted average interest rate of our variable debt.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended March 31,
	2003		2002
	(dollars in thousands)
Revenues:
Monitoring and related services	$56,191	92.5%	$60,853	93.9%
Other	4,550	7.5	3,971	6.1

Total revenues	60,741	100.0	64,824	100.0

Cost of revenues:
Monitoring and related services	16,962	27.9	18,494	28.5
Other	5,662	9.3	9,715	15.0

Total cost of revenues	22,624	37.2	28,209	43.5

Gross profit	38,117	62.8	36,615	56.5
Selling expense	7,590	12.5	6,101	9.4
General and administrative expense	17,742	29.2	19,090	29.5
Amortization of intangibles and depreciation expense	18,971	31.3	19,531	30.1
Loss on impairment	—	—	338,104	521.6

Operating income (loss)	$(6,186)	(10.2)%	$(346,211)	(534.1)%

2003 Compared to 2002   We had a net decrease of 9,419 customers in the first quarter of 2003 as compared to a net decrease of 20,796 customers in the first quarter of 2002.  The average customer base for the first quarter of 2003 and 2002 was 739,077 and 796,376, respectively, or a decrease of 57,299 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.  We expect that this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We believe the decrease in annualized quarterly attrition is due to a company wide focus on retaining our current customers, the consolidation of our call centers and the conversion to one common technology platform.  We are currently focused on reducing attrition, developing cost effective marketing programs, and generating positive cash flow.

Further analysis of the change in the North American account base between the two periods is discussed below.

	Three Months Ended March 31,
	2003	2002

Beginning Balance, January 1,	743,786	806,774
Additions	12,186	9,650
Customer losses not guaranteed with holdback put backs	(19,545)	(29,043)
Customer losses guaranteed with holdback put backs and other	(2,060)	(1,403)
Ending Balance, March 31,	734,367	785,978

Annualized quarterly attrition	10.6%	14.6%

Monitoring and related service revenues decreased approximately $4.7 million or 7.7% in the first quarter of 2003 compared to the first quarter of 2002 primarily due to the decline in our customer base.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues consist primarily of revenues generated from our internal installations of new alarm systems.  These revenues consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers.  In the first quarter of 2003, these revenues increased by approximately $0.6 million or 14.6% from the first quarter of 2002 primarily due to an expansion of our commercial business.

Cost of monitoring and related services revenues for the first quarter of 2003 decreased by $1.5 million, or 8.3%, to $17.0 million from $18.5 million for the first quarter of 2002. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease in the first quarter of 2003 compared to the first quarter of 2002 is primarily due to decreases in telecommunication and service costs of $0.7 million and $0.8 million, respectively.  Costs of monitoring and related services revenues as a percentage of the related revenues decreased to 30.2% in the first quarter of 2003 from 30.4% in the first quarter of 2002.

Cost of other revenues decreased approximately $4.1 million or 41.7% compared to the first quarter of 2002. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers.  These costs as a percentage of other revenues were 124.4% for the first quarter of 2003 as compared to 244.6% for the first quarter of 2002.  The decrease in 2003 is primarily due to a $3.6 million decrease in amortization of previously deferred customer acquisition costs.

Selling expenses increased $1.5 million from $6.1 million in the first quarter of 2002 to $7.6 million in the first quarter of 2003.  The increase is generally due to an increased emphasis on internal sales generation and the resulting increase in sales commissions, wages, benefits, and support costs.

General and administrative expenses decreased $1.4 million from $19.1 million in the first quarter of 2002 to $17.7 million in the first quarter of 2003. This decrease is generally comprised of a decrease of $1.3 million due to the termination of our Management Services Agreement with Westar Industries, a $0.5 million decrease in facility closure cost, and a $0.6 million decrease in other outside services due to completion of information technology projects.   These decreases were partially offset by an increase in wage and related expense of $1.0 million primarily related to an employee retention plan implemented in the first quarter of 2003.  As a percentage of total revenues, general and administrative expenses decreased in the first quarter of 2003 to 29.2% from 29.5% in 2002.

Amortization of intangibles and depreciation expense for the first quarter of 2003 decreased by $0.5 million, or 2.9%, to $19.0 million from $19.5 million in the first quarter of 2002.  This decrease is comprised of a reduction in subscriber amortization expense of $0.1 million and a reduction of $0.4 million in depreciation expense.

Multifamily Segment

We present the table below for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended March 31,
	2003		2002
	(dollars in thousands)
Revenues:
Monitoring and related services	$8,915	95.4%	$9,154	100.6%
Other	430	4.6	(51)	(0.6)

Total revenues	9,345	100.0	9,103	100.0

Cost of revenues:
Monitoring and related services	1,995	21.3	2,081	22.8
Other	1,392	14.9	2,027	22.3

Total cost of revenues	3,387	36.2	4,108	45.1

Gross profit	5,958	63.8	4,995	54.9

Selling expense	651	7.0	493	5.4
General and administrative expenses	2,624	28.1	2,853	31.4
Amortization of intangibles and depreciation expense	1,232	13.2	1,317	14.5

Operating income	$1,451	15.5%	$332	3.6%

2003 Compared to 2002.  We had a net increase of 788 customers in the first quarter of 2003 as compared to a net increase of 2,740 customers in the first quarter of 2002.  The average customer base was 330,306 for the first three months of 2003 compared to 327,919 for the first three months of 2002.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended March 31,
	2003	2002

Beginning Balance, January 1,	329,912	326,549
Additions	6,298	6,859
Customer losses	(5,510)	(4,119)
Ending Balance	330,700	329,289

Annualized quarterly attrition	6.7%	5.0%

Monitoring and related services revenues were $8.9 million in the first quarter of 2003 compared to $9.2 million in the same quarter of 2002. This 2.6% decrease was primarily the result of lower repair billings and a decline in our recurring monthly revenue per customer.  The decline in recurring monthly revenue per customer is a result of an increasing number of renewals which provide for contract extensions at a reduced monthly rate offset by a slight increase in the average customer base of 0.7%.

Other revenues increased $0.5 million in the first quarter of 2003 from the same period of 2002.  This increase is primarily due to an increase in deferred revenue amortization of $0.5 million pursuant to Staff Accounting Bulletin (SAB) 101, which requires deferral of revenue over the life of the customer along with the deferral of associated direct and incremental costs.

Cost of monitoring and related revenues for the first quarter of 2003 decreased slightly to $2.0 million from $2.1 million in the first quarter of 2002.  Cost of monitoring and related revenues as a percentage of related revenues decreased slightly to 22.4% in the first quarter of 2003 from 22.7% in the first quarter of 2002.

Cost of other revenues decreased by $0.6 million or 31.3% to $1.4 million in the first quarter of 2003 from $2.0 million in the first quarter of 2002 primarily due to a decrease in deferred cost amortization totaling $0.7 million pursuant to SAB 101.

Selling expense increased $0.2 million in the first quarter of 2003 from $0.5 million in the first quarter of 2002 primarily due to higher selling expense amortization of $0.2 million pursuant to SAB 101.

General and administrative costs for the first quarter of 2003 decreased $0.3 million to $2.6 million from $2.9 million in the first quarter of 2002.  This 8.0% decrease is primarily the result of reduced management fees of $0.2 million allocated from Protection One.

Amortization of intangibles and depreciation expense for the first quarter of 2003 decreased by $0.1 million, or 6.5% to $1.2 million from $1.3 million in the first quarter of 2002.  This decline is primarily due to the settlement and contract buyout in late 2002 of significant units under contract with one developer.

Liquidity and Capital Resources

Westar Energy, which owns 88% of our common stock, is also our principal source of the external capital we need to operate our business.  We obtain most of our external cash requirements under the $228.4 million Westar Credit Facility which expires January 5, 2004.  As of March 31, 2003, we had $12.9 million available to us under the Westar Credit Facility and $16.1 million of cash.  We also have obtained funds from a tax sharing agreement with Westar Energy.  Westar Energy must provide advance notice to the KCC if the payment to the Company under the tax sharing agreement exceeds approximately $20 million.  Westar Energy has filed a plan with the KCC in response to an order issued by it to restructure and reduce debt.  In that plan, Westar Energy announced its intention to sell its investment in us.

The KCC has ordered Westar Energy not to extend any credit to us except under the Westar Credit Facility, and has authorized Westar Energy to provide funds to meet its obligations under the Westar Credit Facility and to extend the term of the Westar Credit Facility for one year to January 5, 2005.  Additionally, the Westar Credit Facility must be paid in full upon the sale of all or a majority of our common stock to a new owner.  Westar Energy has indicated that it is willing to extend the January 5, 2004 maturity date of the facility.  Westar Energy has also indicated it may require some consideration or some form of collateral, either upon the execution of an extension or upon the occurrence of events to be determined, to secure all or a portion of our obligations under the Westar Credit Facility.  The indentures governing our 13-5/8% senior subordinated discount notes and 6-3/4% convertible senior subordinated notes prohibit us from securing any of our senior debt unless all other senior debt is secured, subject to certain permitted exceptions as defined in the indenture; and our 7 3/8% senior notes prohibit us from securing senior debt without providing security for the 7 3/8% senior notes, subject to certain permitted exceptions as defined in the indenture. We are currently in discussions with Westar Energy regarding the terms of the extension of the Westar Credit Facility.  Westar Energy has provided assurance that it presently intends to renew the Westar Credit Facility through January 5, 2005 should such renewal be necessary to provide us continued liquidity at January 5, 2004 when the facility is currently scheduled to terminate.  In the event our Westar Credit Facility is not extended on its present terms and we are required to seek such financing from unaffiliated third parties, we may not be able to do so on terms as economically favorable as those under our present Westar Credit Facility or at all.   KCC orders also preclude us from raising money through the sale of assets in excess of $100,000 without prior KCC approval.  We have in the past few years tried to obtain a line of credit from third party sources, but have been unable to do so.

We have $10.2 million in debt maturing in 2003, including $9.7 million principal amount of our convertible senior subordinated notes due in September 2003.  We believe the required capital will be provided by cash flow from our security monitoring customer base, which generated $7.4 million of positive cash flow from operations in the first quarter of 2003.  While we believe we will have adequate funds in 2003 from internally generated sources, the Westar Credit Facility, payments made to us under the tax sharing agreement and from assets sales, factors such as economic conditions, the inability to obtain required KCC approvals, or a decision by Westar Energy not to extend the Westar Credit Facility could impair our liquidity in 2004.

As discussed below, we have obligations under which our outstanding notes were issued which could require us to offer to purchase such debt in connection with a change of control such as a disposition by Westar Energy of its investment in our common stock.  Should a change in control occur, we anticipate that a purchaser of Westar Energy’s interest in us would negotiate the amendment of the terms of our outstanding debt requiring its repurchase, or assist us in finding sufficient sources of funds to meet our repurchase obligations.  We also anticipate that a purchaser would assist us in arranging for new credit facilities or provide us needed credit.  However, we can give no assurance that any such arrangements will or could be made or any needed funds otherwise be provided.

Our ability to borrow under the Westar Credit Facility is subject to compliance with certain financial covenants described under “Material Commitments” below.

The Westar Credit Facility must be paid in full upon any sale by Westar Energy of our common stock.  Furthermore, the indentures governing all of our debt securities require that we offer to repurchase the securities in certain circumstances following a change of control such as would occur if Westar Energy completes the sale of its investment in us.

Our 13 5/8 % senior subordinated discount notes and 6 ¾ % convertible notes require us to make a repurchase offer at approximately 101% of principal amount, plus interest in the event of a change in control.  Our 7 3/8 % senior notes and 8 1/8 % senior subordinated notes require us to make a repurchase offer at 101% of principal amount, plus interest in the event of a change in control coupled with two ratings downgrades that occurred after the date we announced an intent to pursue a transaction that would result in a change of control.

As of March 31, 2003, we had outstanding $29.9 million principal amount of the senior subordinated discount notes, $9.7 million principal amount of the convertible notes, $190.9 million principal amount of the senior notes and $110.3 million principal amount of the senior subordinated notes.

In order to retain the services of numerous employees who may feel uncertain about the future ownership, management and direction of the company as a result of Westar Energy’s announcement to dispose of its ownership interest in us (see Note 9 to our financial statements), we entered into retention and severance arrangements with approximately 190 employees to provide incentives for such employees to remain with us through the sales process.  The maximum retention amount of approximately $5.0 million in the aggregate will be paid to those employees who remain employed with us through November 1, 2003 (or, if a change of control of the company occurs prior to that date, then such payment will be made on or about the change of control date).  Additional severance amounts may also be paid under these arrangements to those employees, if any, who are terminated following a change of control.  Approximately $0.6 million was expensed in the first quarter of 2003 related to the maximum $5.0 million retention payment and approximately $0.6 million is expected to be expensed each month through October 31, 2003 or until a change of control, if earlier.  No amounts have been expensed by us relating to the severance arrangements.  Upon a change of control of the company, an additional approximately $10.5 million will be paid to other key employees.  In addition, upon a change in control, customary fees and expenses will be paid to the financial advisor to our Special Committee of the Board of Directors.  No amounts have been expensed relating to these additional payments.

Operating Cash Flows for the Three Months Ended March 31, 2003.  Our operations provided a net $7.4 million in cash flow in the first quarter of 2003, a decrease of $4.9 million compared to net cash provided of $12.3 million in the first quarter of 2002 primarily due to a decrease in working capital.

Investing Cash Flows for the Three Months Ended March 31, 2003.   We used a net $6.7 million for our investing activities in the first three months of 2003.  Proceeds from the sale of our AV ONE operations provided cash of $1.4 million.  We invested a net $6.7 million in cash to install and acquire new accounts, and $1.4 million to acquire fixed assets.  In the first quarter of 2002, we invested a net $5.0 million in cash to install and acquire new accounts and $0.5 million to acquire fixed assets.

Financing Cash Flows for the Three Months Ended March 31, 2003.  Financing activities provided a net $13.5 million in cash for the first quarter of 2003 compared to a net use of $10.1 million in cash for financing activities in the first quarter of 2002. We received $11.9 million in the first quarter of 2003 from Westar Energy related to the sale of our Westar Energy securities and in the first quarter of 2002 we paid approximately $12.0 million to acquire $14.8 million in face amount of our long term debt and acquired 1,000,000 shares of our outstanding stock for $2.2 million.

In the first quarter of 2003, we did not increase our borrowings under the Westar Credit Facility.  At March 31, 2003 the Westar Credit Facility had a weighted average interest rate before fees of 5.1% and an outstanding balance of  $215.5 million.

In the first quarter of 2002, we increased our borrowings under the Westar Credit Facility by $6.0 million.  At March 31, 2002 the Westar Credit Facility had a weighted average interest rate before fees of 5.6% and an outstanding balance of  $143.5 million.

Debt and Equity Repurchase Plans.  We may from time to time purchase our debt and equity securities in the open market or through negotiated transactions.  The timing and terms of purchases, and the amount of debt or equity actually purchased will be determined based on market conditions and other factors.

Material Commitments.  We have future, material, long-term commitments made in the past several years in connection with our growth. We believe these commitments will be met through a combination of borrowings under our Westar Credit Facility, refinancings and positive operating cash flows. The following reflects these commitments as of March 31, 2003:

Debt Security	Maturity Date	Amount
		(in thousands)
Westar Credit Facility	January 2004	$215,500
Convertible Senior Subordinated Notes (a)	September 2003	9,725
Senior Subordinated Discount Notes (b)	June 2005	29,872
Senior Unsecured Notes	August 2005	190,925
Senior Subordinated Notes	January 2009	110,340
Other debt obligations including capital leases	Various	367
Total		$556,729

(a)  These notes are convertible into Protection One common stock at a price of $11.19 per share, which is currently above the price at which our shares are traded in the public stock markets.

(b)  Excludes $1.0 million premium which is being amortized to income.

We had no off-balance sheet transactions or commitments as of or for the quarter ended March 31, 2003.

We have future, material, long-term commitments made in the past several years in connection with our growth.   The following reflects our commitments as of March 31, 2003:

	Payment Due by Period
At March 31, 2003:	2003	2004 – 2005	2006 – 2007	Thereafter	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long-term debt	$9,725	$220,797	$—	$110,340	$340,862
Capital lease obligations	367	—	—	—	367
Operating leases	6,702	10,694	3,808	1,925	23,129
Unconditional purchase obligations (a)	3,045	2,030	—	—	5,075
Other long-term obligations	—	—	—	—	—
Total contractual cash obligations	$19,839	$233,521	$3,808	$112,265	$369,433

(a)  Contract tariff for telecommunication services.

The table below shows our total commercial commitments and the expected expiration per period:

	Amount of Commitment Expiration Per Period
At March 31, 2003:	2003	2004 – 2005	2006 – 2007	Thereafter	Total
	(Dollars in thousands)
Other Commercial Commitments
Line of credit	$—	$215,500	$—	$—	$215,500
Standby letters of credit	2,000	—	—	—	2,000
Total commercial commitments	$2,000	$215,500	$—	$—	$217,500

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
Senior debt/annualized current quarter EBITDA less than 4.0 to 1.0

At March 31, 2003, we were in compliance with the covenants under these debt instruments and we expect to remain in compliance for the remainder of the year.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Credit Ratings.  Standard & Poor’s (S&P), Fitch Ratings, and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  On April 2, 2002, Moody’s downgraded its ratings on our outstanding securities due to concerns regarding our leveraged financial condition, the cash investment required to obtain new customers, our attrition experience and our commitment to debt and equity repurchases. Moody’s outlook remained negative citing unresolved operations problems and uncertainty surrounding long-term resolution of our liquidity issues. As of May 7, 2003, our public debt was rated as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	B	CCC+	Negative
Moody’s	Caa1	Caa3	Negative
Fitch Ratings	CCC+	CCC-	Negative

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to further downgrades which make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

Capital Expenditures.  We anticipate making capital expenditures of approximately $35 million in 2003. Of such amount, we plan to expend approximately $22 million in customer acquisition costs and $13 million for fixed assets. Capital expenditures for 2004 and 2005 are expected to be approximately $36 million and $40 million, respectively.  Of these amounts approximately $26 million and $30 million would be used for customer acquisition costs in 2004 and 2005, respectively, with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented.  We believe that our capital requirements will be met through the use of internally generated funds, asset sales (we may not sell assets in excess of $100,000 without KCC approval), the Westar Credit Facility or external financings. See “Liquidity and Capital Resources” above.

Tax Matters.  Westar Energy makes payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return pursuant to a tax sharing agreement.   If Westar Energy completes its intended disposition of its investment in us, our net deferred tax assets, which were $289.9 million at March 31, 2003, might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations. The amount of our deferred taxes increased by approximately $190.7 million upon our recording of an impairment charge in the first quarter of 2002 and $13.3 million in the last quarter of 2002 as discussed above.  In addition, as a result of a sale, we would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy.  We had a receivable balance of $30.4 million and $20.7 million at March 31, 2003 and December 31, 2002, respectively, from Westar Energy related to current tax benefits.  In

2002, we received aggregate payments from Westar Energy of $1.7 million.  The loss of these payments would have a material adverse effect on our cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not experienced any significant changes in its exposure to market risk since December 31, 2002.  For additional information on our market risk, see Item 7A of the Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recordings, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated by reference.

Exhibit Number	Exhibit Description
99.1	Certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b)          Reports on Form 8-K.  During the quarter ended March 31, 2003, we filed the following Current Reports on Form 8-K:

Date Filed	Item Number(s)	Report Description

3/27/03	5,7

We reported that on March 12, 2003, Westar Energy, Inc. requested that we take whatever steps necessary so that Gene A. Budig, William B. Moore, Larry D. Irick and Bruce A. Akin become designees to our Board of Directors.  On March 21, 2003 and March 24, 2003, respectively, Maria de Lourdes Duke and Steven V. Williams resigned from our Board of Directors.  In addition, we reported that we submitted two letters to the KCC in response to KCC Order No. 65, in which we agreed to (i) release Westar Energy, Inc. from certain claims relating to Protection One Data Services, Inc., AV One, Inc. and the Management Services Agreement and (ii) accept the conditions set forth in Order No. 65 relating to matters other than PODS, AV One, Inc. and the Management Services Agreement.

3/14/03	5,7

We reported that the KCC entered into an order conditionally approving the Partial Stipulation and Agreement among us, the KCC Staff, Westar Energy, Inc., Westar Industries, Inc. and MBIA Insurance Corporation.

2/27/03	5,7	We reported that on February 25, 2003, we entered into a Partial Stipulation and Agreement with the KCC Staff, Westar Energy, Inc., Westar Industries, Inc. and MBIA Insurance Corporation.
2/18/03	5

We reported that on February 14, 2003, we sold to Westar Energy, Inc. 850,000 shares of Westar Energy, Inc. common stock and approximately 34,000 shares of Westar Energy, Inc. preferred stock, for an aggregate price of approximately $11.6 million in cash.

2/12/03	5,7

We reported that on February 11, 2003, we entered into a Limited Stipulation and Agreement with the KCC Staff, Westar Energy, Inc., Westar Industries, Inc., the Citizens’ Utility Ratepayer Board, MBIA Insurance Corporation and the Kansas Industrial Consumers, whereby the parties agreed that on or before February 14, 2003, Westar Energy, Inc. shall repurchase from us, at market prices, all of the common and preferred stock of Westar Energy, Inc. owned by us.

1/15/03	5,7	We reported that on January 14, 2003, we filed a response and clarification with the KCC in order to clarify the status of the Westar Credit Facility.
1/13/03	5,7

We reported that on December 23, 2002, the KCC issued an order modifying an order issued on November 8, 2002 addressing the financial plan of Westar Energy, Inc. and that on January 10, 2003 we filed with the KCC a petition for partial stay and reconsideration of the order.  We further reported that on January 9, 2003, Westar Energy, Inc. advised that its board of directors authorized its management to explore strategic alternatives for divesting its investment in us.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

	By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO

RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

I, Richard Ginsburg, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Protection One, Inc. and Protection One Alarm Monitoring, Inc.;

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

4.               The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 15, 2003	By:	/s/ Richard Ginsburg
Richard Ginsburg President and Chief Executive Officer

CERTIFICATION PURSUANT TO

RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

I, Darius G. Nevin, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Protection One, Inc. and Protection One Alarm Monitoring, Inc.;

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

4.               The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 15, 2003	By:	/s/ Darius G. Nevin
Darius G. Nevin Executive Vice President and Chief Financial Officer