Form 10-Q
period 2003-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2003-11-14
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of November 7, 2003, Protection One, Inc. had outstanding 98,282,679 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.  Protection One’s sole asset is Protection One Alarm Monitoring and Protection One Alarm Monitoring’s wholly owned subsidiaries, as such there are no separate financial statements for Protection One Alarm Monitoring, Inc.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate” or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Please refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2002 with respect to such risks and uncertainties as well as certain important factors, among others, that could cause actual results to differ materially from our expectations.  Westar Energy, Inc. (“Westar Energy”) which beneficially owns approximately 88% of the Company’s common stock has announced its intention to sell its ownership interest in the Company.  Any such sale may materially adversely affect the Company’s financial position and liquidity and the Company may need to restructure its indebtedness in an out-of-court proceeding and/or to seek the protection of the federal bankruptcy laws to reorganize. Statements made in this Form 10-Q regarding this potential sale by Westar Energy and its possible impacts or effects upon the Company also constitute forward-looking statements.

Unless the context otherwise indicates, all references in this Report on Form 10-Q to the “Company,” “Protection One,” “we,” “us” or “our” or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc., which we refer to in this document as “Monitoring,” and Monitoring’s wholly owned subsidiaries.  Protection One’s sole asset is, and Protection One operates solely through, Monitoring and Monitoring’s wholly owned subsidiaries.  Both Protection One and Monitoring are Delaware corporations organized in September 1991.

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$15,958	$1,545
Restricted cash	1,807	2,616
Receivables, net	21,715	26,084
Inventories, net	7,007	7,213
Prepaid expenses	4,621	4,672
Related party tax receivable	31,672	20,745
Deferred tax assets, current	8,561	8,256
Other	3,916	4,094
Assets of discontinued operations	—	1,117
Total current assets	95,257	76,342
Property and equipment, net	31,507	37,754
Customer accounts, net	261,935	312,785
Goodwill	41,847	41,847
Related party tax receivable, net of current portion	27,286	—
Deferred tax assets, net of current portion	261,530	286,645
Deferred customer acquisition costs	90,212	75,403
Other	7,079	6,796
Total assets	$816,653	$837,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$10,159
Accounts payable	5,303	5,795
Accrued liabilities	32,098	35,921
Due to related parties	2,023	995
Deferred revenues	32,798	35,115
Liabilities of discontinued operations	—	428
Total current liabilities	72,222	88,413
Long-term debt, net of current portion	547,485	547,798
Deferred customer acquisition revenue	40,932	31,662
Other liabilities	1,541	1,552
Total liabilities	662,180	669,425

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 127,949,184 shares and 127,796,745 shares issued at September 30, 2003 and December 31, 2002, respectively	1,279	1,278
Additional paid-in capital	1,379,372	1,382,024
Deficit	(1,191,566)	(1,165,596)
Investment in parent	—	(14,950)
Treasury Stock, at cost, 29,842,905 and 29,840,405 shares at September 30, 2003 and December 31, 2002, respectively	(34,612)	(34,609)
Total stockholders’ equity	154,473	168,147
Total liabilities and stockholders’ equity	$816,653	$837,572

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
		(As Restated See Note 10)
Revenues:
Monitoring and related services	$193,555	$205,012
Other	15,230	14,569
Total revenues	208,785	219,581

Cost of revenues (exclusive of depreciation and amortization shown below):
Monitoring and related services	55,427	60,007
Other	21,232	26,749
Total cost of revenues	76,659	86,756

Gross profit (exclusive of depreciation and amortization shown below)	132,126	132,825

Operating expenses:
Selling	23,847	19,938
General and administrative	59,880	64,746
Amortization and depreciation	60,295	62,007
Loss on impairment	—	338,104
Total operating expenses	144,022	484,795
Operating loss	(11,896)	(351,970)
Other (income) expense:
Interest expense	18,821	24,042
Related party interest	10,672	8,183
Gain on retirement of debt	—	(19,285)
Other	(2,073)	(667)
Loss from continuing operations before income taxes	(39,316)	(364,243)
Income tax benefit	13,346	130,338
Loss from continuing operations before accounting change	(25,970)	(233,905)
Loss from discontinued operations, net of taxes	—	(2,927)
Cumulative effect of accounting change, net of taxes
Continuing operations	—	(541,330)
Discontinued operations	—	(2,283)
Net loss	(25,970)	(780,445)
Other comprehensive income:
Foreign currency translation gain	—	863
Reclassification adjustment for foreign currency translation loss included in discontinued operations	—	1,499
Total other comprehensive income	—	2,362
Comprehensive loss	$(25,970)	$(778,083)
Basic and diluted per share information:
Loss from continuing operations per common share	$(0.26)	$(2.38)
Loss from discontinued operations per common share	$—	$(0.03)
Cumulative effect of accounting change on continuing operations per common share	$—	$(5.52)
Cumulative effect of accounting change on discontinued operations per common share	$—	$(0.02)
Net loss per common share	$(0.26)	$(7.95)

Weighted average common shares outstanding (in thousands)	98,098	98,110

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
		(As Restated See Note 10)
Revenues:
Monitoring and related services	$64,431	$66,807
Other	5,327	5,558
Total revenues	69,758	72,365

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	18,238	19,540
Other	7,086	8,052
Total cost of revenues	25,324	27,592
Gross profit (exclusive of amortization and depreciation shown below)	44,434	44,773

Operating expenses:
Selling	7,768	7,192
General and administrative	19,559	21,523
Amortization and depreciation	19,981	20,551
Total operating expenses	47,308	49,266
Operating loss	(2,874)	(4,493)
Other (income) expense:
Interest expense	6,145	7,220
Related party interest	4,020	3,368
Gain on retirement of debt	—	(2,551)
Other	18	(784)
Loss from continuing operations before income taxes	(13,057)	(11,746)
Income tax benefit	4,393	4,405

Loss from continuing operations	(8,664)	(7,341)
Income from discontinued operations, net of taxes	—	85
Net loss	$(8,664)	$(7,256)

Other comprehensive income:
Foreign currency translation gain	—	—
Reclassification adjustment for foreign currency translation loss included in discontinued operations	—	—

Comprehensive loss:	$(8,664)	$(7,256)

Basic and diluted per share information:
Loss from continuing operations per common share	$(0.09)	$(0.08)
Loss from discontinued operations per common share	$—	$—
Net loss per common share	$(0.09)	$(0.08)

Weighted average common shares outstanding (in thousands)	98,106	97,944

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
		(As Restated See Note 10)
Cash flow from operating activities:
Net loss	$(25,970)	$(780,445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on retirement of debt	—	(19,285)
Gain on sale of assets	(2,050)	(722)
Loss on discontinued operations, net of tax	—	2,927
Cumulative effect of accounting change, net of taxes	—	543,613
Loss on impairment of customer accounts	—	338,104
Amortization and depreciation	60,295	62,007
Amortization of debt costs and premium	554	1,225
Amortization of deferred customer acquisition costs in excess of deferred revenues	12,498	15,713
Deferred income taxes	24,729	(106,695)
Provision for doubtful accounts	1,292	3,948
Other	80	161
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	3,077	3,410
Related party tax receivable	(38,212)	(22,662)
Other assets	318	(1,820)
Accounts payable	(420)	2,839
Deferred revenue	(2,841)	(3,965)
Other liabilities	(3,737)	(7,782)
Net cash provided by operating activities	29,613	30,571

Cash flows from investing activities:
Purchases of new accounts	(311)	(1,736)
Deferred customer acquisition costs	(32,571)	(31,918)
Deferred customer acquisition revenues	13,865	12,324
Purchase of property and equipment	(4,186)	(5,653)
Purchase of parent company bonds	—	(67,364)
Proceeds from sale of parent company bonds	—	67,364
Sale (purchase) of AV ONE	1,411	(1,378)
Proceeds from disposition of assets	2,778	18,609
Net cash used in investing activities	(19,014)	(9,752)

Cash flows from financing activities:
Payments on long-term debt	(10,159)	(83,504)
Proceeds from long term-debt	—	44
Proceeds from sale of trademark	450	—
Debt issue costs	74	(2,400)
Borrowings from Westar Credit Facility	—	76,500
Purchase of parent company stock- held as treasury	—	(13,831)
Proceeds from sale of parent company stock- held as treasury	11,940	—
Purchase of Treasury Stock	(3)	(2,178)
Exercise of stock options and Employee Stock Purchase Plan	256	452
Funding from parent	1,027	532
Net cash provided by (used in) financing activities	3,585	(24,385)
Net cash provided by discontinued operations	229	908
Net increase (decrease) in cash and cash equivalents	14,413	(2,658)
Cash and cash equivalents:
Beginning of period	1,545	3,671
End of period	$15,958	$1,013

Cash paid for interest	$34,607	$40,149
Cash paid for taxes	$269	$184

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Consolidation and Interim Financial Information:

Protection One, Inc. (“Protection One” or the “Company”), a Delaware corporation, is a publicly traded security alarm monitoring company.  Protection One is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers. Westar Industries, Inc. (“Westar Industries”), a wholly owned subsidiary of Westar Energy, Inc. (“Westar Energy”), owns approximately 88% of the Company’s common stock.  Westar Energy is a public electric utility and is regulated by the Kansas Corporation Commission (“KCC”).  Westar Energy is also the Company’s principal source for external capital needed to operate its business through a credit facility and through payments made under a tax sharing agreement.  Westar Energy has filed a plan with the KCC in response to an order issued by the KCC to restructure and reduce debt.  In that plan, Westar Energy announced its intention to sell its investment in the Company.  Westar Energy, as part of exploring its strategic alternatives for the Company, engaged an investment banker to conduct a private auction process to sell Westar Energy’s interest in the Company, which Westar Energy desires to sell as part of a sale of the entire Company (including the public shares).  In October 2003, Westar Energy advised the Board of Directors of the Company that Westar Energy was considering possible bids which would involve only the sale of the Company’s common stock held by Westar Industries and of the debt owed to Westar Industries under the Westar Credit Facility (or only the sale of Westar Industries by Westar Energy).  The orders entered by the KCC regarding Westar Energy  and Westar Energy’s consummation of its plan to sell its ownership interest in us could have a material adverse effect upon the Company’s liquidity.

If Westar Energy and Westar Industries were to no longer collectively own, directly or indirectly, more than 50% of the voting control of the Company, then there will be a default under the Westar Credit Facility.  Should such a default exist, the Company will no longer have the right to borrow under the Westar Credit Facility and the lender(s) can declare the entire unpaid balance of the obligations under the facility immediately due and payable, terminate the commitment to extend credit and take other actions adverse to the Company.  Acceleration of the Westar Credit Facility would in turn constitute a default under the indentures which govern our debt securities and allow the trustees or our bondholders to also accelerate this indebtedness or take other actions adverse to the Company.  Westar Energy’s sale of its interests in the Company by selling Westar Industries, would not by itself constitute a default under the Westar Credit Facility as long as Westar Industries continued to own at least 50% of the voting control of the Company.  Apart from whether or not a default occurs under the Westar Credit Facility, the indentures governing all of the Company’s debt securities require that, following a change in control (such as would occur if Westar Energy completes the sale of its investment in the Company, or a sale of its investment in Westar Industries), the Company must offer to repurchase the debt securities in certain circumstances.  The 13 5/8 % senior subordinated discount notes require the Company to make a repurchase offer at approximately 101% of the principal amount, plus interest in the event of a change in control.  The 7 3/8% senior notes and 8 1/8% senior subordinated notes require the Company to make a repurchase offer at 101% of the principal amount, plus interest, in the event of a change in control coupled with two ratings downgrades that were to occur after the date the Company announced an intent to pursue a transaction that would result in a change in control. The Company’s management believes that, given the liquidity concerns resulting from such an event, a two ratings downgrade is likely.  The Company lacks the funds to repay the Westar Credit Facility.  The Company also lacks the funds to repurchase its debt securities.  Furthermore, management does not believe that alternative financing could be arranged to pay these debts unless a new majority owner of the Company were to make a substantial equity investment in the Company or otherwise provide substantial credit support to the Company.  The Company is not in any discussions with any investors with respect to such equity investment or credit support.  Thus, if the Westar Credit Facility and/or the notes become due or are accelerated, such events would have a material adverse effect on the Company’s liquidity and financial position.  In addition, upon Westar Energy’s sale of the Company’s common stock, the Company will lose its right to receive reimbursements of future tax losses under the tax sharing agreement (see note 8) with Westar Energy.  If not replaced with an alternative source of liquidity, the loss of the tax sharing agreement would have a material adverse effect on the Company’s liquidity and financial position.  The Company’s Board of Directors authorized management of the Company to explore whether the Company could retire the Westar Credit Facility absent a refinancing of it.  Management developed such a plan and presented it to both Westar Energy and the Company’s Board of Directors.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

The Company has reported annual losses since its inception and Westar Energy has announced that it intends to sell its investment in Company stock.  Additionally, the Company’s current primary financing source is through a credit facility with Westar Energy and credit available under such facility has been reduced (see Notes 4 and 5).  Payments made to the Company by Westar Energy under the tax sharing agreement are another important source of liquidity to the Company.  Management of the Company has evaluated these conditions and events in establishing its operating plans for the Company.  In addition to the plans and strategies noted in the paragraph above, management plans to carefully monitor the level of investment in new customer accounts, continue control of operating expenses, curtail other capital expenditures, if necessary, and if the Company is not sold, resume efforts to extend or replace the credit facility upon its maturity in January 2005.  If Westar Energy does not sell its ownership interest in the Company, management believes that the funds provided from operations and from the Westar Credit Facility, coupled with receipts under the tax sharing agreement (see Note 8), will be sufficient throughout 2004.  If Westar Energy sells its ownership interest in the Company, management does not believe there will be sufficient funds from operations to continue as a going concern without a significant equity contribution or credit support from the new majority owner(s).

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This Statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002. The Company applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure requirements of SFAS No. 148.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options’ vesting period.  Under SFAS No. 123, compensation expense would have been $0.1 million and $0.5 million in the three and nine months ended September 30, 2003, respectively and $0.2 million and $0.7 million in the three and nine months ended September 30, 2002, respectively.  Information related to the pro forma impact on earnings and earnings per share follows (in thousands, except for per share amounts).

	Nine Months Ended September 30,
	2003	2002

Net loss, as reported	$(25,970)	$(780,445)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	67	67
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(504)	(660)
Net loss, pro forma	$(26,407)	$(781,038)

Net loss per common share (basic and diluted):
As reported	$(0.26)	$(7.95)
Pro forma	$(0.27)	$(7.96)

	Three Months Ended September 30,
	2003	2002

Net loss, as reported	$(8,664)	$(7,256)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	22	22
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(139)	(220)
Net loss, pro forma	$(8,781)	$(7,454)

Net loss per common share (basic and diluted):
As reported	$(0.09)	$(0.08)
Pro forma	$(0.09)	$(0.08)

In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company’s workers’ compensation claims.  The Company receives interest income earned by the trust.

The Company has issued stock options and warrants of which approximately 0.3 million and 0.4 million represent dilutive potential common shares for the three and nine months ended September 30, 2003, respectively, and 1.9 million and 1.8 million for the three and nine months ended September 30, 2002, respectively.  These securities were not included in the computation of diluted earnings per share for those periods presented with net losses since to do so would have been antidilutive.

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

To implement the new standards, the Company engaged an independent appraisal firm to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis, the Company recorded a net charge of approximately $765.2 million in the first quarter of 2002.  The charge is detailed as follows:

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

The Company retained an independent appraisal firm and performed an impairment test as of July 1, 2002 (the date selected for its annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of the Company’s reporting units, and no impairment was indicated.  After regulatory actions (see Note 5, “Related Party Transactions”), including Kansas Corporation Commission Order No. 55, which prompted Westar Energy to advise the Company that it intended to dispose of its investment in the Company, the independent appraisal firm was again retained to perform an additional valuation so that the Company could perform an impairment test as of December 31, 2002. Order No. 55 limited the amount of capital Westar Energy could provide to the Company which increased the Company’s risk profile.  Therefore, the Company reevaluated its corporate forecast, reduced the amount of capital invested over its forecast horizon and lowered its base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation.  The Company recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of its North America segment in the fourth quarter of 2002.

A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit shown above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge.  If Westar Energy completes its intended disposal of Protection One, however, the Company’s net deferred tax asset of $270.1 million at September 30, 2003 might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.  As a result, the Company would be required to record a charge against income for the portion of its net deferred tax assets determined not to be realizable. This charge could be material and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of potential impairment are present.  Goodwill is required to be tested at least annually for impairment.  Declines in market values of the Company’s business or the value of its customer accounts that may occur in the future may require additional write-down of these assets in the future.  The Company retained an independent appraisal firm and completed its annual impairment testing during the third quarter of 2003 on their Network Multifamily segment and determined that no additional impairment of goodwill is required as of July 1, 2003.  The Company’s North America segment has no goodwill and, therefore, did not require testing as of July 1, 2003.  No impairment charge was recorded in the first nine months of 2003.

3.                                      Intangible Assets - Customer Accounts and Goodwill:

The following reflects the changes in the Company’s investment in purchased customer accounts (at cost) for the following periods (in thousands):

	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2003	Year Ended December 31, 2002
Beginning customer accounts, net	$312,785	$279,146	$719,679
Acquisition of customer accounts	330	15	1,195
Amortization of customer accounts	(51,456)	(17,271)	(68,929)
Impairment charge	—	—	(338,104)
Sale of accounts	(93)	(93)	(398)
Other	369	138	(658)
Ending customer accounts, net	$261,935	$261,935	$312,785

The investment at cost in customer accounts at September 30, 2003 and December 31, 2002 was $946.2 million and $945.1 million, respectively. Accumulated amortization of the investment in customer accounts at September 30, 2003 and December 31, 2002 was $684.2 million and $632.3 million, respectively.  The table below reflects the estimated aggregate customer account amortization expense for 2003 and each of the four succeeding fiscal years on the existing customer account base as of September 30, 2003.

	2003	2004	2005	2006	2007
	(Dollars in thousands)
Estimated amortization expense	$68,713	$68,612	$52,322	$51,961	$45,641

There were no changes in the carrying amounts of goodwill for the three and nine months ended September 30, 2003.  The changes in the carrying amounts of goodwill for the year ended December 31, 2002, are as follows (in thousands):

	North America Segment	Multifamily Segment	Total

Balance as of December 31, 2001	$613,414	$150,035	$763,449
Impairment losses (Note 2)	(613,414)	(104,188)	(717,602)
Realization of purchased tax assets	—	(4,000)	(4,000)

Balance as of December 31, 2002	$—	$41,847	$41,847

4.                                      Debt:

Long-term debt and the fixed or weighted average interest rates are as follows (in thousands):

	September 30, 2003	December 31, 2002
Westar Credit Facility with Westar Industries, maturing January 5, 2005, variable 6.1% (a)	$215,500	$215,500
Senior Subordinated Notes, maturing January 2009, fixed 8.125%	110,340	110,340
Senior Unsecured Notes, maturing August 2005, fixed 7.375%	190,925	190,925
Senior Subordinated Discount Notes, maturing June 2005, fixed 13.625% (b)	30,720	31,033
Convertible Senior Subordinated Notes, maturing September 2003, fixed 6.75%	—	9,725
Other debt obligations, including capital leases	—	434
	547,485	557,957
Less current portion	—	(10,159)

Total long-term debt	$547,485	$547,798

(a)                         Represents weighted average interest rate before fees on borrowings under the facility at September 30, 2003.  The weighted-average annual interest rate before fees on borrowings at December 31, 2002 was 5.2%.

(b)                        The effective rate to the Company is 11.8% due to amortization of a premium related to the notes.  The unamortized balance of the premium at September 30, 2003 and December 31, 2002 was $0.8 million and $1.2 million, respectively.

The Company’s ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.75 to 1.0 and an interest coverage ratio of 2.10 to 1.0. In addition, the Company’s ability to borrow under this facility, is subject to a number of conditions which must be met at the time of borrowing, including:  (i) there having been no material adverse event; (ii) no default or potential default exists; and (iii) the Company’s representations, including one regarding the Company’s solvency, are true and correct.  The Company may not be able to meet some or all of these conditions in light of the Company’s financial condition together with the potential sale by Westar Energy of its interests in the Company, and Westar Energy's disclosure in its Form 10-Q for the quarter ended September 30, 2003, that (a) the reduction by $165.6 million of the likely net realizable proceeds Westar Energy would receive from a sale based on the ranges of value it received from multiple potential buyers and (b) the substantial risk that Westar Energy may not recover the outstanding amount of the Westar Credit Facility upon a sale of its interests in the Company.  The Company's inability to borrow under the Westar Credit Facility would have a material adverse effect on the Company’s liquidity and financial position. The Company's ability to renew an existing eurodollar borrowing under the Westar Credit Facility is also subject to these conditions. All of the Company’s outstanding borrowings under the Westar Credit Facility are currently in eurodollars.  If the outstanding eurodollar borrowings were to renew as prime rate borrowings, which renewal is permitted notwithstanding the Company's possible inability to satisfy the foregoing conditions, the Company would incur an additional $3.5 million of annual interest expense at existing interest rates.

Some of the indentures governing the Company’s outstanding senior and subordinated notes contain similar covenants with different calculations relating to the Company’s ability to incur indebtedness.  The Company was in compliance with all covenants contained in these indentures at September 30, 2003.

In June 2003, the Company used available cash to purchase $8.4 million of its 6.75% Convertible Senior Subordinated Notes which would have matured in September of 2003.  In September 2003 the Company retired the remaining $1.3 million of its 6.75% Convertible Senior Subordinated Notes.  The notes were purchased at face value and no gain or loss was recorded on the transactions.

In June 2003 the Company and Westar Industries executed the thirteenth and fourteenth amendments to the Westar Credit Facility that, among other things, extended the maturity date of the credit facility to January 5, 2005 and increased the applicable borrowing rate on Eurodollar borrowings from LIBOR plus 3.75% to LIBOR plus 5.00%.

In accordance with the Partial Stipulation and Agreement (see Note 5, Related Party Transactions) approved by the KCC, the Westar Credit Facility with Westar Industries provides for borrowings up to $228.4 million with a variable interest rate. Additionally, the KCC has required the Westar Credit Facility to be paid in full upon the sale of all or a majority of Westar Energy’s investment in the Company’s common stock to a new owner.

Apart from the KCC order, if Westar Energy and Westar Industries were to no longer collectively own, directly or indirectly more than 50% of the voting control of the Company, then there would be a default under the Westar Credit Facility.  Should such a default exist, the Company will no longer have the right to borrow under the Westar Credit Facility and the lender(s) can declare the entire unpaid balance of the obligations under the facility immediately due and payable, terminate the commitment to extend credit and take other actions adverse to the Company.  Acceleration of the Westar Credit Facility would in turn constitute a default under the indentures which govern our debt securities and allow the trustees or our bondholders to also accelerate this indebtedness or take other actions adverse to the Company.  Westar Energy's sale of its interests in the Company by selling Westar Industries, would not by itself constitute a default under the Westar Credit Facility as long as Westar Industries continued to own at least 50% of the voting control of the Company.  Apart from whether or not a default occurs under the Westar Credit Facility, the indentures governing all of the Company’s debt securities require that following a change in control (such as would occur if Westar Energy completes the sale of its investment in the Company, or a sale of its investment in Westar Industries) the Company must offer to repurchase the debt securities in certain circumstances.  The 13 5/8% senior subordinated discount notes require the Company to make a repurchase offer at approximately 101% of the principal amount, plus interest in the event of a change in control.  The 7 3/8% senior notes and 8 1/8% senior subordinated notes require the Company to make a repurchase offer at 101% of the principal amount, plus interest, in the event of a change in control coupled with two ratings downgrades that were to occur after the date the Company announced an intent to pursue a transaction that would result in a change in control. The Company’s management believes that, given the liquidity concerns resulting from such an event, a two ratings downgrade would be likely.  The Company lacks the funds to repay the Westar Credit Facility.  The Company also lacks the funds  to repurchase its debt securities. Furthermore, management does not believe that alternative financing could be arranged to pay these debts unless a new majority owner of the Company were to make a substantial equity investment in the Company or otherwise provide substantial credit support to the Company.  The Company is not in any discussions with any investors with respect to such equity investment or credit support. Thus, if the Westar Credit Facility and/or the notes become due or are accelerated, such events would have a material adverse effect on the Company’s liquidity and financial position.  In addition, upon Westar Energy’s sale of the Company’s common stock, the Company will lose its right to receive reimbursements for future tax losses under the tax sharing agreement (see note 8) with Westar Energy.  If not replaced with an alternative source of liquidity, the loss of the tax sharing agreement would have a material adverse effect on the Company’s liquidity and financial position.

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

The Company had outstanding borrowings under the Westar Credit Facility with Westar Industries of $215.5 million at September 30, 2003 and December 31, 2002. The Company accrued interest expense of $3.4 million and $9.0 million and made interest payments of $3.1 million and $8.8 million on borrowings under the facility for the three months and nine months ended September 30, 2003, respectively.  The Company accrued interest expense of $3.4 million and $8.2 million and made interest payments of  $2.8 million and $7.0 million on borrowings under the facility for the three months and nine months ended September 30, 2002, respectively.  Pursuant to the Reconsideration Agreement, the maximum borrowing capacity of the Westar Credit Facility was reduced from $280.0 million to $228.4 million.  Accordingly, Westar Energy agreed to refund approximately $0.5 million to the Company in amendment fees.  This amount was refunded on June 24, 2003 upon execution of the thirteenth amendment to the Westar Credit Facility.

On June 30, 2003 the Company paid $0.5 million amendment fee to Westar Industries for the fourteenth amendment to the Westar Credit Facility.  This amendment extended the maturity date of the facility to January 5, 2005 and increased the applicable margin on Eurodollar borrowings to 5.00%.

On June 30, 2003 Westar Industries paid the Company approximately $0.5 million partially as consideration for the Company’s grant of a license to Protection One Europe Holding S.A. to use the Protection One trademark and name in certain European countries.  Revenues from this agreement will be recognized over the life of the licensing agreement.

During the first nine months of 2002, the Company acquired from Westar Industries $83.9 million face value of the Company’s bonds for $66.8 million.  These bonds were purchased at Westar Industries’ cost, which generally approximated fair value.  As a result of these transactions, a gain of $16.6 million was recognized in the first nine months of 2002.  No bonds were repurchased from Westar Industries in the first nine months of 2003.

During the first six months of 2002 the Company acquired in open market purchases approximately $41.2 million of Westar Energy 6.25% notes, approximately $21.6 million of Westar Energy 6.875% notes and approximately $4.6 million of Westar Energy 7.125% notes.  All of these notes were subsequently sold at cost to Westar Energy prior to June 30, 2002.  During the first nine months in 2002 the Company acquired in open market purchases approximately $12.6 million of Westar Energy common stock and approximately $1.5 million of Westar Energy preferred stock.  In addition, in the first quarter of 2002, the Company acquired $0.3 million of Westar Energy preferred securities and $0.1 million of ONEOK, Inc. common stock, all of which were subsequently sold at cost to Westar Energy on March 27, 2002.  At December 31, 2002, the Company held 850,000 shares of Westar Energy common stock at a cost of approximately $13.0 million and 34,213 shares of Westar Energy preferred stock at a cost of approximately $2.0 million for a combined cost of approximately $15.0 million which is reflected in the equity section of the Company’s balance sheet.  These securities were sold to Westar Energy on February 14, 2003 for approximately $11.6 million, as discussed above.

On June 21, 2001, the Company entered into an amendment to the Contribution Agreement dated as of July 30, 1997 between the Company and Westar Energy.  This amendment permitted Westar Energy’s beneficial ownership of the Company’s outstanding common stock to exceed 85% provided that its beneficial ownership on a fully diluted basis does not exceed 81% of the outstanding shares.  The amendment to the Contribution Agreement was approved by the Company’s continuing directors as required by the terms of the Contribution Agreement.

The Company had a receivable balance of $59.0 million and $20.7 million at September 30, 2003 and December 31, 2002, respectively, relating to a tax sharing agreement with Westar Energy.  The Company expects to receive $31.7 million from Westar Energy as payment for the tax benefit Westar Energy utilized in its 2002 consolidated income tax return filed in the third quarter of 2003. However, the KCC has authorized Westar Energy to pay up to $20 million for tax benefits and has required Westar Energy to notify the KCC prior to making any payment in excess of $20 million.  Westar Energy has stated in its Form 10-Q for the fiscal quarter ended September 30, 2003 that it intends to pay the Company the tax sharing payment on the closing of its proposed sale of its interest in the Company.  Westar Energy further stated that, in the event such a transaction is not completed by December 31, 2003, Westar Energy would pay the Company on such date any amounts it has been authorized to pay by the KCC and if necessary, would then initiate a process to seek the KCC’s approval to pay any remaining amounts.  In 2002, the Company received aggregate payments from Westar Energy of $1.7 million.  The loss of these payments would have a material adverse effect on cash flow.

An additional $27.3 million receivable was recorded for the estimated tax benefit generated in the first nine months of 2003 that Westar Energy will be able to utilize in its 2003 consolidated income tax return which will be filed in 2004.  In February 2002, the Company received $1.7 million from Westar Energy for payment of the tax receivable at December 31, 2001. See Note 8 for further discussion relating to income taxes.

Westar Energy provides administrative services at their fully loaded cost to the Company pursuant to an agreement (the “Administrative Services Agreement”), which includes accounting, tax, audit, human resources, legal, purchasing and facilities services.  Charges of approximately $1.1 million and $3.4 million were incurred for the three months and nine months ended September 30, 2003, respectively, compared to charges of approximately $0.6 million and $3.6 million for the three months  and nine months ended September 30, 2002, respectively.  The Company had a net balance due to Westar Energy of $2.0 million and $1.0 million at September 30, 2003 and December 31, 2002, respectively.

In November 2001, the Company entered into an agreement (the “Management Services Agreement”) pursuant to which it paid to Westar Industries, beginning with the quarter ended March 31, 2002, a financial advisory fee, payable quarterly, equal to 0.125% of the Company’s consolidated total assets at the end of each quarter.  The Company incurred $1.3 million and $4.0 million of expense for the three and nine months ended September 30, 2002, respectively, for the financial advisory fee which is included in general and administrative expenses on the statement of operations.  During the fourth quarter of 2002, the management fee was suspended.  This agreement was terminated in accordance with the Reconsideration Agreement and the remaining balance due was paid during the fourth quarter of 2002.

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

In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. (PODS) and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees.  Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services.  As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees.  Operation of the subsidiary and the provision of such services were discontinued as of December 31, 2002.  Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002 and net income was $0.3 million for that period.  The approximately 142 Information Technology employees that had accepted employment with PODS were transferred back to their respective companies as of the December 31, 2002.  PODS had a $1.1 million receivable from Westar Energy as of December 31, 2002. On March 21, 2003, in accordance with the Reconsideration Agreement, Westar Energy paid the Company $1.1 million for the balance due under the outsourcing agreement.

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

On July 25, 2002, Complete Security, Inc., a dealer which was among the original plaintiffs in the Total Security Solutions court proceeding, initiated arbitration proceedings against Monitoring, alleging breach of contract, misrepresentation, consumer fraud and franchise law violations.  On September 2, 2003, Complete Security’s claims against the Company were settled by the mutual agreement of the parties.

Two dealers, not plaintiffs in the original Total Security Solutions litigation — Security Response Network, Inc. and Homesafe Security, Inc. — have brought similar claims in arbitration against the Company.  Discovery is on-going in the Security Response Network and Homesafe Security matters.

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

On July 2, 2002, Monitoring received a letter from the University of New Hampshire, asserting claims against Monitoring due to Monitoring’s alleged failure to properly monitor a low-temperature freezer used by the University to store research specimens, which failure allegedly caused damage to or destruction of  scientific specimens.  The University’s letter alleged losses of $250,000. On or about August 13, 2002, Monitoring received a letter from counsel to Dr. Stacie Sower, whom we understand to be a professor at the University whose specimens were among those allegedly damaged or destroyed, alleging that the loss was approximately $1.1 million.

Monitoring entered into a tolling agreement with the University and Dr. Sower, extending the applicable statute of limitations to August 7, 2003, in order to allow claimants time to further investigate the cause of the freezer failure and potentially resolve the matter without resorting to litigation. The parties engaged in informal discovery and settlement discussions during the tolling period.

In early August, 2003, Dr. Sower and the University filed separate lawsuits against Monitoring in New Hampshire Superior Court (Stacie Sower v. Protection One Alarm Monitoring, Inc. and University of New Hampshire v. Protection One Alarm Monitoring, Inc. & CU Security, Docket Number 03-C-0199). Dr. Sower’s suit alleges breach of the duty of care, violations of New Hampshire Revised Statute Chapter 358-A, products liability, and other causes of action. The University’s suit alleges negligence, breach of contract, breach of implied covenant of good faith and fair dealing, negligent or intentional misrepresentation, strict liability, violations of New Hampshire Revised Statute Chapter 358-A, breach of implied warranties, and other causes of action. Both lawsuits seek unspecified monetary damages. The University’s lawsuit also seeks rescission of Monitoring’s contract with the University.

Both lawsuits were removed, without objection, to the United States District Court for the District of New Hampshire.  The Company has answered the complaints, filed a counterclaim against the University of New Hampshire (seeking a declaratory judgment that the University of New Hampshire is contractually obligated to defend and/or indemnify Monitoring as to the claims asserted by Dr. Sower) and filed a cross-complaint against the subcontractor who installed portions of the alarm system, seeking indemnification.  The subcontractor has answered the Company’s cross-complaint with a denial of any obligation to indemnify the Company in connection with this matter.  The parties have informally agreed to have the two cases consolidated and the Court has issued a consolidation order effectively joining the cases under one case number.

Monitoring’s liability insurance carrier has been notified of these claims. Monitoring intends to vigorously defend against any and all claims relating to this matter, and believes it has adequate insurance coverage with respect to any potential liability arising from this suit.  In the opinion of management, the outcome of this dispute will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

On August 2, 2002, Monitoring, Westar Energy, Inc. and certain former employees of Monitoring, as well as certain third parties, were sued in the District Court of Jefferson County, Texas, by Regina Rogers, a resident of Beaumont, Texas (Case No. D167654). Ms. Rogers has asserted various claims due to casualty losses and property damage she allegedly suffered as a result of a fire to her residence on August 17, 2000. In her complaint, Ms. Rogers alleges that Protection One and certain of its employees were negligent, grossly negligent and malicious in allegedly failing to properly service and monitor the alarm system at the residence. The complaint also alleges various violations of the Texas Deceptive Trade Practices Act (“DTPA”), fraud and breach of contract. Relief sought under the complaint includes actual, exemplary and treble damages under the DTPA, plus attorneys’ fees. Although the complaint does not specify the amount of damages sought, counsel for the plaintiff has previously alleged actual damages of approximately $7.5 million. The Company believes it has adequate insurance coverage with respect to any potential liability. The Company’s primary insurance carrier is providing defense of the action, and the excess carrier is proceeding under a reservation of rights. In the opinion of management the outcome will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

On May 20, 2003, Joseph G. Milstein filed a putative class action suit against Protection One Alarm Services, Inc. in Los Angeles Superior Court (Milstein v. Protection One Alarm Services, Inc., John Does 1-100, including Protection One Alarm Monitoring, Inc, Case No. BC296025).  The complaint alleges that Mr. Milstein, and similarly situated Protection One customers in California, should not be required to continue to pay for alarm services on their homes after they have moved from the home. The complaint seeks money damages and disgorgement of profits based on alleged breach of contract, breach of the covenant of good faith and fair dealing, fraud by intentional misrepresentation, fraud by negligent misrepresentation and concealment, violation of California Business & Professions Code §17200, and violation of the California Consumer Legal Remedies Act.  On May 29, 2003, the plaintiff added Protection One Alarm Monitoring, Inc. as a defendant in the lawsuit.

On October 28, 2003, the Court granted Protection One’s motion to compel arbitration of the dispute per the terms of the customer contract.

Monitoring maintains that the claims asserted in this matter are without merit, and Monitoring intends to vigorously defend against any and all claims relating to this matter.

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

In order to retain the services of numerous employees who may have felt uncertain about the future ownership, management and direction of the Company, as a result of Westar Energy’s announcement to dispose of its ownership interest in the Company (see Note 9), the Company entered into retention and severance arrangements with approximately 190 employees to provide incentives for such employees to remain with the Company through the sales process.  On October 31, 2003, the Company paid approximately $5.1 million to those employees who fulfilled their obligation related to the retention agreement.  Additional severance amounts of approximately $11.0 million may also be paid under these arrangements to those employees, if any, who are terminated following a change in control.  As of September 30, 2003, $4.4 million has been expensed related to the retention payment.  No amounts have been expensed by the Company relating to the severance arrangements.  Upon a change in control of the Company, an additional approximately $10.5 million will be paid to other key employees.  No amounts have been expensed relating to these additional payments to key employees.  In addition, upon a change in control, customary fees and expenses will be paid to the financial advisor to the Company’s Special Committee of the Board of Directors.  The Company has expensed approximately $0.4 million for legal and other professional fees related to a possible change in control.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2002.  The Company manages its business segments based on adjusted earnings before interest, income taxes, depreciation and amortization (including amortization of deferred customer acquisition costs and revenues) and other income and expenses (“Adjusted EBITDA”).

	Nine Months Ended September 30, 2003				Nine Months Ended September 30, 2002
	(Dollars in thousands)				(Dollars in thousands)
	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$180,177	$28,608		$208,785	$190,946	$28,635		$219,581
Adjusted EBITDA(6)	50,424	10,473		60,897	52,748	11,106		63,854
Amortization of intangibles and depreciation expense	56,615	3,680		60,295	58,026	3,981		62,007
Amortization of deferred costs in excess of deferred revenues	9,452	3,046		12,498	11,678	4,035		15,713
Loss on impairment	—	—		—	338,104	—		338,104
Operating income (loss)	(15,643)	3,747		(11,896)	(355,060)	3,090		(351,970)
Segment assets	781,976	94,517	(59,840)	816,653	885,488	99,610	(50,620)	934,478
Expenditures for property	3,517	669		4,186	4,789	864		5,653
Investment in new accounts, net	15,210	3,807		19,017	16,843	4,487		21,330

	Three Months Ended September 30, 2003				Three Months Ended September 30, 2002
	(Dollars in thousands)				(Dollars in thousands)
	North America(4)	Multifamily(5)	Adjustments(3)	Consolidated	North America(4)	Multifamily(5)	Adjustments(3)	Consolidated
Revenues	$60,096	$9,662		$69,758	$62,382	$9,983		$72,365
Adjusted EBITDA(6)	17,614	3,714		21,328	15,484	4,264		19,748
Amortization of intangibles and depreciation expense	18,746	1,235		19,981	19,205	1,346		20,551
Amortization of deferred costs in excess of deferred revenues	3,293	928		4,221	2,693	997		3,690
Operating income (loss)	(4,425)	1,551		(2,874)	(6,414)	1,921		(4,493)
Expenditures for property	1,182	209		1,391	1,834	491		2,325
Investment in new accounts, net	4,828	1,004		5,832	6,894	1,340		8,234

(1)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $5.8 million and $5.0 million for the nine months ended September 30, 2003 and 2002, respectively.

(2)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $1.5 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively.

(3)  Adjustment to eliminate inter-segment accounts receivable.

(4)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $2.0 million and $1.2 million for the three months ended September 30, 2003 and 2002, respectively.

(5)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.5 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively.

(6)  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of Protection One. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the financial performance of Protection One. Protection One believes presentation of Adjusted EBITDA enhances an understanding of financial condition, results of operations and cash flows because Adjusted EBITDA is used by Protection One to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, Adjusted EBITDA is used by senior lenders and subordinated creditors and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Protection One’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of Adjusted EBITDA for each of the periods presented above.

	Nine Months Ended September 30,
	2003			2002
	(amounts in thousands)
	North America	Multifamily	Consolidated	North America	Multifamily	Consolidated
Income (loss) from continuing operations before income taxes	$(39,324)	$8	$(39,316)	$(363,424)	$(819)	$(364,243)
Plus:
Interest expense	25,754	3,739	29,493	28,316	3,909	32,225
Amortization of intangibles and depreciation expense	56,615	3,680	60,295	58,026	3,981	62,007
Amortization of deferred costs in excess of deferred revenues	9,452	3,046	12,498	11,678	4,035	15,713
Loss on Impairment			—	338,104	—	338,104
Less:
Gain on retirement of debt	—	—	—	(19,285)	—	(19,285)
Other non-recurring income	(2,073)	—	(2,073)	(667)	—	(667)

Adjusted EBITDA	$50,424	$10,473	$60,897	$52,748	$11,106	$63,854

	Three Months Ended September 30,
	2003			2002
	(amounts in thousands)
	North America	Multifamily	Consolidated	North America	Multifamily	Consolidated
Income (loss) from continuing operations before income taxes	$(13,381)	$324	$(13,057)	$(12,458)	$712	$(11,746)
Plus:
Interest expense	8,938	1,227	10,165	9,379	1,209	10,588
Amortization of intangibles and depreciation expense	18,746	1,235	19,981	19,205	1,346	20,551
Amortization of deferred costs in excess of deferred revenues	3,293	928	4,221	2,693	997	3,690
Less:
Gain on retirement of debt	—	—	—	(2,551)	—	(2,551)
Other non-recurring (income) expense	18	—	18	(784)	—	(784)

Adjusted EBITDA	$17,614	$3,714	$21,328	$15,484	$4,264	$19,748

8.                                      Income Taxes:

The income tax benefit recorded for the nine-month period ended September 30, 2003 is approximately 34% of the pre-tax loss.  This rate represents the expected effective rate for 2003. The Company has a tax sharing agreement with Westar Energy which allows it to be reimbursed for tax deductions utilized by Westar Energy in its consolidated tax return.  If Westar Energy completes its intended disposition of its investment in the Company, the net deferred tax assets, which were $270.1 million at September 30, 2003, might not be realizable and the Company might not be in a position to record a tax benefit for losses incurred.  The Company would be required to record a non-cash charge against income for the portion of its net deferred tax assets it determines not to be realizable. This charge could be material and could have a material adverse effect on the Company’s business, financial condition and results of operations. The amount of deferred taxes increased by approximately $204.0 million upon the recording of impairment charges in the first and fourth quarters of 2002 as discussed above.  In addition, as a result of a sale, the Company would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy.  The Company had a receivable balance of $59.0 million and $20.7 million at September 30, 2003 and December 31, 2002, respectively, from Westar Energy related to these tax benefits.  The Company expects to receive $31.7 million from Westar Energy as payment for the tax benefit Westar Energy utilized in its 2002 consolidated income tax return filed in the third quarter of 2003.  However, the KCC has authorized Westar Energy to pay up to $20 million for tax benefits and has required Westar Energy to notify the KCC prior to making any payment in excess of $20 million and Westar Energy has stated that it will request KCC approval to pay any additional amount.  In addition, the Company recently requested payment of the unpaid tax sharing benefits. Westar Energy has stated in its Form 10-Q for the fiscal quarter ended September 30, 2003 that it intends to pay the Company the tax sharing payment on the closing of its proposed sale of its interest in the Company. Westar Energy further stated that, in the event such a transaction is not completed by December 31, 2003, Westar Energy would pay the Company on such date any amounts it has been authorized to pay by the KCC and if necessary, would then initiate a process to seek the KCC’s approval to pay any remaining amounts.  In 2002, the Company received aggregate payments from Westar Energy of $1.7 million.  The loss of these payments would have a material adverse effect on cash flow.

9.                                      Recent Developments:

In August of 2003, the Company was notified by the New York Stock Exchange (NYSE) that it was not in compliance with the NYSE’s listing standards, specifically the price of the Company’s stock had fallen below $1 per share.  Under NYSE guidelines, the Company must return to compliance with the continued listing criteria within six months following receipt of the NYSE’s notification, subject to certain NYSE conditions, or the NYSE may delist the Company’s stock from trading on the NYSE.  Although the Company has notified the Exchange that it intends to take action to cure the price condition within the designated time frame, due to the majority shareholder’s pursuit of a sale of its interest in the Company, the Company has not taken any action beyond the prudent management of its business.  Management does not believe (and no assurance can be given) that the Company will be successful in returning to compliance with NYSE continued listing criteria, and avoid being delisted by the NYSE.  Should the Company’s shares cease being traded on the NYSE, the Company believes that its common stock  would not be eligible to trade on any other national securities exchange or Nasdaq and may thereafter trade only in the over-the-counter bulletin board market, if eligible, or “pink sheets”.  Delisting by the NYSE may have a material adverse effect on the trading price of our common stock.

In May 2003, the Company received approximately $2.5 million related to the purchase holdback amount from the sale of its Sonitrol business in June 2001.  This was recorded as a gain on sale of assets and is included in other income in the consolidated statement of operations and comprehensive loss.

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

Westar Energy, as part of exploring its strategic alternatives for the Company, engaged an investment banker to conduct a private auction process to sell Westar Energy’s interest in the Company, which Westar Energy desired to sell as part of a sale of the entire Company (including the public shares).  The Special Committee authorized and the Company entered into a letter agreement with Westar Energy pursuant to which the Company agreed to provide confidential information to prospective bidders who executed confidentiality agreements.  In exchange, Westar Energy agreed to inform the Company of the names of bidders and to provide to the Company copies (omitting the bidders’ names) of any written summaries or presentations of bids that were made to Westar Energy’s board of directors involving a minority shares transaction.  As part of the letter agreement, Westar Energy also agreed to give the Company advance notice of any bid involving a minority shares transaction prior to Westar Energy’s execution of a term sheet or definitive agreement or the approval of such a transaction by Westar Energy’s board of directors.  As of the date hereof, the Company has not received any notification or copies of any such materials, whether required by the letter agreement or otherwise, from Westar Energy.  In October 2003, Westar Energy advised the Board of Directors of the Company that Westar Energy was considering possible bids which would involve only the sale of the Company’s common stock held by Westar Industries and of the debt owed to Westar Industries under the Westar Credit Facility (or only the sale of Westar Industries by Westar Energy).  In addition, Westar Energy informed the Company at that time that the  aggregate consideration in these bids for both the Company common stock held by Westar Industries and the debt owed to Westar Industries was less than the outstanding principal amount of Company debt owed to Westar Industries under the Westar Credit Facility.  Westar Energy in its Form 10-Q for the quarterly period ended September 30, 2003 reduced its estimated net realizable proceeds from a sale of its interests in the Company based on the ranges of value received from multiple potential buyers and announced that there is a substantial risk that, in connection with a sale of its interest in the Company, that Westar Energy may not recover the full outstanding balance of the Westar Credit Facility.

If the Westar controlling interest is acquired by one of these bidders, management believes the new majority owner may seek to restructure the Company’s debts.  The Company is not a party to negotiations between Westar Energy and the bidders, although Westar Energy has provided the Company from time to time with general information about the auction process and its status and results including among other matters the names of the bidders and general information regarding ranges of the bidders valuations of the Company.  The Special Committee requested in October, 2003 that Westar Energy provide it with detailed information regarding the bidders and their final bids and other detailed information.  Westar Energy declined to provide the requested detailed information stating that it was confidential and proprietary to Westar Energy and the bidders and that certain of the requested information was not available to Westar Energy. As of the date hereof, the Company does not know (i) whether the information provided to the Company in October 2003 about the bids then being considered continues to be an accurate current description of those bids, or (ii) whether Westar Energy will sell its interests in the Company to any of those bidders or to some other person, nor does the Company know the price or other terms upon which Westar Energy may sell its interests in the Company.  The Company cannot provide any assurances that the Company will have any information relating to these matters prior to Westar Energy publicly disclosing such matters to its securities holders.  Other than as described in Notes 1, 4, 5 and 8, the Company cannot predict the impact on the Company, its stockholders or its creditors of any of these actions by Westar Energy or the disclosure by Westar Energy of its actions relating to these matters.  The Company cannot provide any  assurances regarding what actions a new majority owner of the Company (or a new owner of Westar Industries) may cause the Company to take, including whether a new majority owner would (a) invest sufficient equity capital or provide credit support to meet the Company’s liquidity needs, (b) cause the Company to seek to restructure its debts, (c) cause the Company to seek to reorganize under the federal bankruptcy laws which may involve the possible elimination or cancellation of the current common stock of the Company with little or no value being given to the current stockholders of the Company, and/or (d) cause Westar Industries to transfer its shares of Company common stock to itself or to another entity resulting in a default under the Westar Credit Facility.  The Company does not intend to issue any public announcements regarding Westar Energy’s potential sale of its interests in the Company or to otherwise update the foregoing description for subsequent events regarding its potential sale of its interests in the Company or information it provides to the Company regarding its potential sale of its interest in the Company until either a public announcement by Westar Energy of a transaction or the date of filing of the Company’s next quarterly report.  Stockholders and other security holders or buyers of the Company’s securities or the Company’s other creditors should not assume that material events subsequent to the date of this Form 10-Q have not occurred.

10.                               Restatement of 2002 Consolidated Financial Statements:

Subsequent to the Company’s filing its Form 10-Q on November 14, 2002 and as reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company determined it would restate its quarterly financial information for each of the first three quarters of 2002.  Since adopting Staff Accounting Bulletin 101 on January 1, 2000, the Company had capitalized as property and equipment the direct and incremental costs of the electronic security systems (equipment and associated labor) that it installs in homes or businesses and for which the Company retains title.  The Company had amortized this equipment to depreciation expense over the expected life of the customer.  The Company’s North America segment utilized a 10-year accelerated amortization method and its Multifamily segment utilized a 9-year straight line amortization method.  Direct and incremental selling costs in excess of deferred revenues incurred in connection with the installation of these systems were capitalized as deferred customer acquisition cost and amortized over the initial contract term.

In connection with most security system installations, the Company also incurs costs related to system enhancements for which title passes to the customer and which are capitalized as deferred customer acquisition costs.

Management of the Company determined that the costs capitalized as property and equipment should have been capitalized as deferred customer acquisition costs and included with other such costs and amortized as discussed above.  For the North America segment the initial contract term is typically 3 years for residential customers and 5 years for commercial customers and for the Multifamily segment the initial contract term typically ranges from 5 to 10 years. The impact of this change on the financial results of 2001 and 2000 was not significant and was reflected in the first quarter results of 2002.

As a result of the above restatement, the accompanying condensed consolidated statements of operations for the nine and three months ended September 30, 2002 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2002 have been restated from the amounts previously reported to correct the accounting for the impact of the restatement.  A summary of the affected line items is as follows:

Changes to Statements of Operations

	Nine Months Ended September 30, 2002
	As Previously Reported(3)	As Restated
	(Dollars in thousands, except per share amounts)
Other revenues	$13,996	$14,569
Total revenues	219,008	219,581
Other cost of revenues	13,342	26,749
Total cost of revenues	73,349	86,756
Gross profit	145,659	132,825
Selling expense	17,276	19,938
Amortization and depreciation	66,359	62,007
Total operating expenses	487,036	484,795
Operating loss	(341,377)	(351,970)
Loss from continuing operations before income taxes (1)	(353,650)	(364,243)
Income tax benefit (1)	126,349	130,338
Loss from continuing operations before accounting change (1)	(226,750)	(233,905)
Net loss	$(773,290)	$(780,445)
Basic and diluted per share information:
Loss from continuing operations (1)	$(2.31)	$(2.38)
Net loss	$(7.88)	$(7.95)

Changes to Statements of Operations

	Three Months Ended September 30, 2002
	As Previously Reported (3)	As Restated
	(Dollars in thousands, except per share amounts)
Other revenues	$5,212	$5,558
Total revenues	72,020	72,365
Other cost of revenues	4,955	8,052
Total cost of revenues	24,494	27,592
Gross profit	47,526	44,773
Selling expense	6,473	7,192
Amortization and depreciation	22,170	20,551
Total operating expenses	50,717	49,266
Operating loss	(3,191)	(4,493)
Loss from continuing operations before income taxes (1)	(10,444)	(11,746)
Income tax benefit (1)	3,747	4,405
Loss from continuing operations before accounting change (1)	(6,146)	(7,341)
Net loss	$(6,061)	$(7,256)
Basic and diluted per share information:
Loss from continuing operations (1)	$(0.06)	$(0.08)
Net loss	$(0.06)	$(0.08)

Changes to Statements of Cash Flows

	Nine Months Ended September 30, 2002
	As Previously Reported (3)	As Restated
	(In Thousands)
Net loss	$(773,290)	$(780,445)
Amortization and depreciation	66,359	62,007
Amortization of deferred customer acquisition costs in excess of deferred revenues (2)	216	15,713
Deferred income taxes (1)	(102,705)	(106,695)
Purchases of new accounts	(17,372)	(1,736)
Deferred customer acquisition costs (2)	$(16,282)	$(31,918)

(1)          Previously reported amounts have been reclassified to conform to the current year presentation resulting from the Company’s adoption of new accounting standards in July 2002 which required gains from extinguishment of debt, previously reported as extraordinary gains, to be reported as other income.

(2)          Previously reported amounts have been reclassified to conform to the current year presentation.

(3)          Previously reported amounts have been adjusted to reflect Protection One Data Services as discontinued operations.

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

Important Matters

We have reported annual losses since our inception and Westar Energy has announced that it intends to sell its investment in us.  Additionally, our current primary financing source is through a credit facility with Westar Energy and credit available under such facility has been limited. Payments made to us by Westar Energy are another important source of liquidity for us under the tax sharing agreement. We have evaluated these conditions and events in establishing our operating plans.  In addition, we plan to carefully monitor the level of investment in new customer accounts, continue control of operating expenses, curtail other capital expenditures, if necessary, and if we are not sold, resume efforts to extend or replace the credit facility upon its maturity in January 2005. Management believes, assuming that there is not a transfer in ownership of the shares of Protection One, Inc.’s capital stock owned by Westar Industries or some other form of change of ownership which results in Westar no longer owning, directly or indirectly more that 80% of the voting control of us, that the funds provided from operations and from the Westar Credit Facility, coupled with receipts under the tax sharing agreement, would be sufficient to fund operations throughout 2004.  However, Westar Energy has announced its intention to sell its interest in us.  Completion of a sale by Westar Energy could have a material adverse effect upon our financial position and liquidity and we may need to restructure our indebtedness in an out-of-court proceeding and/or to seek the protection of the federal bankruptcy laws to reorganize.

Westar Energy, as part of exploring its strategic alternatives for the Company, engaged an investment banker to conduct a private auction process to sell Westar Energy’s interest in us, which Westar Energy desired to sell as part of a sale of the entire company (including the public shares).  The Special Committee authorized and we entered into a letter agreement with Westar Energy pursuant to which we agreed to provide confidential information to prospective bidders who executed confidentiality agreements.  In exchange, Westar Energy agreed to inform us of the names of bidders and to provide to us copies (omitting the bidders’ names) of any written summaries or presentations of bids that were made to Westar Energy’s board of directors involving a minority shares transaction.  As part of the letter agreement, Westar Energy also agreed to give us advance notice of any bid involving a minority shares transaction prior to Westar Energy’s execution of a term sheet or definitive agreement or the approval of such a transaction by Westar Energy’s board of directors.  As of the date hereof, we have not received any notification or copies of any such materials, whether required by the letter agreement or otherwise, from Westar Energy.  In October 2003, Westar Energy advised our Board of Directors that Westar Energy was considering possible bids which would involve only the sale of our common stock held by Westar Industries and of the debt owed to Westar Industries under the Westar Credit Facility (or only the sale of Westar Industries by Westar Energy).  In addition, Westar Energy informed us at that time that the aggregate consideration in these bids for both our common stock held by Westar Industries and the debt owed to Westar Industries was less than the outstanding principal amount of our debt owed to Westar Industries under the Westar Credit Facility.  Westar Energy in its Form 10-Q for the quarterly period ended September 30, 2003 reduced its estimated net realizable proceeds from a sale of its interests in us based on the ranges of value received from multiple potential buyers and announced that there is a substantial risk that, in connection with a sale of its interest in us, that Westar Energy may not recover the full outstanding balance of the Westar Credit Facility.

If the Westar controlling interest is acquired by one of these bidders, management believes the new majority owner may seek to restructure our debts.  We are not a party to negotiations between Westar Energy and the bidders, although Westar Energy has provided us from time to time with general information about the auction process and its status and results including among other matters the names of the bidders and general information regarding ranges of the bidders valuations of the Company.  The Special Committee requested in October, 2003 that Westar Energy provide it with detailed information regarding the bidders and their final bids and other detailed information.  Westar Energy declined to provide the requested detailed information stating that it was confidential and proprietary to Westar Energy and the bidders and that certain of the requested information was not available to Westar Energy.  As of the date hereof, we do not know (i) whether the information provided to us in October 2003 about the bids then being considered continues to be an accurate current description of those bids, or (ii) whether Westar Energy will sell its interests in us to any of those bidders or to some other person, nor do we know the price or other terms upon which Westar Energy may sell its interests in us.  We cannot provide any assurances that we will have any information relating to these matters prior to Westar Energy publicly disclosing such matters to its securities holders. Other than as described above, we cannot predict the impact on us, our stockholders or our creditors of any of these actions by Westar Energy or the disclosure by Westar Energy of its actions relating to these matters.  We cannot provide any assurances regarding what actions a new majority owner of the Company (or a new owner of Westar Industries) may cause us to take, including whether a new majority owner would (a) invest sufficient equity capital or provide credit support to meet our liquidity needs, (b) cause us to seek to restructure our debts, (c) cause us to seek to reorganize under the federal bankruptcy laws which may involve the possible elimination or cancellation of the current common stock of the Company with little or no value being given to the current stockholders of the Company, and/or (d) cause Westar Industries to transfer its shares of Company common stock to itself or to another entity resulting in a default under the Westar Credit Facility.  We do not intend to issue any public announcements regarding Westar Energy’s potential sale of its interests in us or to otherwise update the foregoing description for subsequent events regarding its potential sale of our interests or information it provides to us regarding its potential sale of our interest until either a public announcement by Westar Energy of a transaction or the date of filing of our next quarterly report.  Stockholders and other security holders or buyers of our securities or the Company’s other creditors should not assume that material events subsequent to the date of this Form 10-Q have not occurred.

Overview

Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to approximately 1.1 million customers in North America as of September 30, 2003.  Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers’ homes and businesses.  We provide our services to residential (both single family and multifamily residences), commercial, and wholesale customers.  The composition of our customer base as of September 30, 2003 and December 31, 2002 is presented in the following table:

	Percentage of Total
Market Segment	September 30, 2003	December 31, 2002
Single family and commercial	53.5%	55.4%
Wholesale	14.6	13.9
Protection One North America Total	68.1	69.3
Multifamily/Apartment	31.9	30.7
Total	100.0%	100.0%

Our company is divided into two business segments:

Protection One North America, which we refer to as North America, generated approximately $180.2 million, or 86.3%, of our revenues in first nine months of 2003 and is comprised of Protection One Alarm Monitoring, Inc., our core alarm monitoring business, and our wholesale monitoring business, which provides alarm monitoring services to independent alarm companies.

Network Multifamily, which we refer to as Multifamily, generated approximately $28.6 million, or 13.7%, of our revenues in the first nine months of 2003 and is comprised of our alarm monitoring business servicing apartments, condominiums and other multifamily dwellings.

Summary of Significant Matters

Net Loss.  We incurred a net loss of approximately $26.0 million in the first nine months of 2003.  This net loss reflects a decline in revenues, substantial charges incurred by us for amortization of customer accounts, and interest incurred on indebtedness.  We do not expect to have earnings in the foreseeable future.

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

To implement the new standards, we engaged an independent appraisal firm to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis, we recorded a net charge of approximately $765.2 million in the first quarter of 2002.  The charge is detailed as follows:

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

The impairment charge for goodwill is reflected in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle.  The impairment charge for customer accounts is reflected in the condensed consolidated statement of operations as an operating cost.  These impairment charges reduce the recorded value of these assets to their estimated fair values at January 1, 2002.

We retained an independent appraisal firm and performed an impairment test as of July 1, 2002 (the date selected for our annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of our reporting units, and no impairment was indicated.  After regulatory actions (see Note 5, “Related Party Transactions”), including Kansas Corporation Commission, or KCC, Order No. 55, which prompted Westar Energy to advise us that it intended to dispose of its investment in us, the independent appraisal firm was again retained to perform an additional valuation so that we could perform an impairment test as of December 31, 2002. Order No. 55 limited the amount of capital Westar Energy could provide to us which increased our risk profile.  Therefore, we reevaluated our corporate forecast, reducing the amount of capital invested over our forecast horizon and lowered our base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation.  We recorded an additional $90.7 million impairment charge, net of  $13.3 million tax, to reflect the impairment of all remaining goodwill of our North America segment in the fourth quarter of 2002.

A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit shown above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge.  However, if Westar Energy completes its intended disposal of Protection One, our net deferred tax asset of $270.1 million at September 30, 2003 might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  As a result, we would be required to record a charge against income for the portion of our net deferred tax assets determined not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.

We are required to perform impairment tests for long-lived assets prospectively when we determine that indicators of potential impairment are present.  Goodwill is required to be tested at least annually for impairment.  Declines in market values of our business or the value of our customer accounts that may occur in the future may require additional write-down of these assets in the future. We completed our annual impairment testing during the third quarter of 2003 on our Network Multifamily segment and determined that no additional impairment of goodwill is required as of July 1, 2003.  Our North America segment has no goodwill and, therefore, did not require testing as of July 1, 2003. No impairment charge was recorded in the first nine months of 2003.

Securities and Exchange Commission Inquiry.  We, Westar Energy and its former independent auditor, Arthur Andersen LLP, have been advised by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the practices of Westar Energy with respect to the restatement of its first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of Protection One and Westar Energy would be reaudited.  We are cooperating with the Staff in connection with their inquiry.

Amendments to Westar Credit Facility.  We and Westar Industries entered into two separate amendments to the Westar Credit facility in the first nine months of 2003.  The Thirteenth Amendment decreased the maximum capacity of the Westar Credit Facility from $280 million to $228.4 million.  Accordingly, Westar Industries refunded approximately $0.5 million to us in amendment fees.  The Fourteenth Amendment to the Westar Credit Facility, among other things, extended the maturity date of the facility to January 5, 2005 and increased the applicable borrowing rate on Eurodollar borrowings from LIBOR plus 3.75% to LIBOR plus 5.00%.  In June 2003, we paid an amendment fee to Westar Industries in the approximate amount of $0.5 million.

Sale of Protection One Europe Trademark.  We entered into an agreement with Westar Industries for rights to our Protection One Europe trademark.  In June 2003 Westar Industries paid us approximately $0.5 million partially as consideration for granting a license to Protection One Europe Holding S.A. to use the Protection One trademark and name in certain European countries.  Revenues from this agreement will be recognized over the life of the licensing agreement.

Potential Write Down of Deferred Tax Assets. We have a pro-rata tax sharing agreement with Westar Energy.  Pursuant to this agreement, Westar Energy makes payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return. If Westar Energy completes its intended disposition of its investment in us, our net deferred tax assets, which were $270.1 million at September 30, 2003, might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations. The amount of our deferred taxes increased by approximately $204.0 million upon our recording of impairment charges in the first and fourth quarters of 2002 as discussed above.  In addition, as a result of a sale, we would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy.  We had a receivable balance of $59.0 million and $20.7 million at September 30, 2003 and December 31, 2002, respectively, from Westar Energy related to tax benefits.  In 2002, we received aggregate payments from Westar Energy of $1.7 million.  The loss of these payments would have a material adverse effect on our cash flow.

Retirement of Additional Debt.  In June 2003, we used available cash to purchase $8.4 million of our 6.75% Convertible Senior Subordinated Notes which would have matured in September 2003.  In September 2003 we retired the remaining $1.3 million of our 6.75% Convertible Senior Subordinated Notes.  The notes were purchased at face value and no gain or loss was recorded on the transactions.  In the first nine months of 2002, we purchased from Westar Industries $8.3 million face value of our 13 5/8 % bonds for $7.5 million, $59.1 million face value of our 8 1/8 % bonds for $43.7 million, $2.5 million face value of our 7 3/8 % bonds for $2.2 million, and $14.0 million face value of our 6 3/4 % bonds for $13.4 million for an aggregate purchase of $83.9 million face value of our bonds for $66.8 million.  In addition, we purchased on the open market $9.9 million face value of our 7 3/8 % bonds for $8.7 million, $7.4 million face value of our 8 1/8 % bonds for $5.7 million, and $1.6 million face value of our 13 5/8 % for $1.6 million for an aggregate purchase of $18.9 million face value of our bonds for $16.0 million.  As a result of these transactions, we recognized a gain of approximately $19.3 million in the first nine months of 2002.

Share Repurchase.  In the first quarter of 2003, we acquired 2,500 shares of our common stock in open market purchases for $3,400.  No additional shares were acquired in the second or third quarters.  In the first nine months of 2002, we acquired 1.0 million shares of our common stock for approximately $2.2 million.

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue may not be comparable to other similarly titled measures of other companies and recurring monthly revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.  We had approximately $20.4 million and $21.3 million of recurring monthly revenue as of September 30, 2003 and 2002, respectively.  The decrease is primarily a result of our net loss of 26,039 customers during the twelve month period ending September 30, 2003.  While the rate of decrease is significantly slower than it was in prior years, we expect this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

We believe the presentation of recurring monthly revenue is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  The table below reconciles our recurring monthly revenue to revenues reflected on our consolidated statements of operations.

	Nine months ended September 30,
	2003	2002
	(in millions)

Recurring Monthly Revenue, or RMR, at 9/30	$20.4	$21.3
Amounts excluded from RMR:
Amortization of deferred revenue	0.7	0.3
Other revenues (a)	2.1	2.8
Revenues (GAAP basis) :
September	23.2	24.4
January – August	185.6	195.2
January – September	$208.8	$219.6

	Three months ended September 30,
	2003	2002
	(in millions)

Recurring Monthly Revenue, or RMR, at 9/30	$20.4	$21.3
Amounts excluded from RMR:
Amortization of deferred revenue	0.7	0.3
Other revenues (a)	2.1	2.8
Revenues (GAAP basis) :
September	23.2	24.4
July – August	46.6	48.0
July – September	$69.8	$72.4

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

Customer Creation and Marketing.  Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales. In June 2001, we notified most of our remaining domestic dealers that we were terminating our dealer arrangements with them and therefore would not be extending or renewing their contracts.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately 60 markets.  The internal sales program generated 38,107 accounts and 32,715 accounts in the nine months ended September 30, 2003 and 2002, respectively.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.  Customer additions and losses by segment are reflected in the table below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
North America Segment (1):
Customer additions	38,557	33,606	13,586	12,660
Customer losses	(61,909)	(78,696)	(17,748)	(24,067)
Net decrease in account base	(23,352)	(45,090)	(4,162)	(11,407)

RMR additions	$1,250,801	$1,213,537	$422,023	$466,731
RMR losses	$(1,999,319)	$(2,835,551)	$(689,271)	$(815,538)
Net decrease in RMR	$(748,518)	$(1,622,014)	$(267,248)	$(348,807)

Multifamily Segment (2):
Customer additions	20,691	18,989	5,202	6,607
Customer losses	(13,688)	(15,659)	(4,129)	(5,276)
Net increase in account base	7,003	3,330	1,073	1,331

RMR additions	$239,852	$229,573	$79,368	$59,566
RMR losses	$(171,983)	$(220,245)	$(43,318)	$(91,811)
Net increase (decrease) in RMR	$67,869	$9,328	$36,050	$(32,245)

(1)          Customer and RMR additions do not include the activity in our wholesale business.  RMR additions include additional RMR for new contracts providing additional services to existing customers.  The net change in wholesale customers and wholesale RMR for each period presented is included in customer losses and RMR losses.  RMR losses also include the net increase or decrease in RMR relating to services already being provided to existing customers.

(2)          RMR additions and RMR losses reflect the net change in RMR related to access control and resident optional contracts.  RMR losses also include changes in RMR on existing customers.

We are a partner in a marketing alliance with BellSouth Telecommunications, Inc. to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region.  The marketing alliance agreement may be terminated by either party upon 180 days notice or earlier upon the occurrence of certain events.

Under this agreement, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region.  BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory.  We follow up on the leads and attempt to persuade them to become customers of our monitored security services.  We also market directly to small businesses.  We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges. Approximately one-fifth of our new accounts created in the first nine months of 2003 and one-fourth of our new accounts created in the twelve months of 2002 were from this arrangement.

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

Customer attrition by business segment for the three and twelve months ended September 30, 2003 and 2002 is summarized below:

	Customer Account Attrition
	September 30, 2003		September 30, 2002
	Annualized Third Quarter	Trailing Twelve Month	Annualized Third Quarter	Trailing Twelve Month

North America	10.3%	11.4%	11.8%	14.9%
Multifamily	4.9%	5.9%	6.4%	6.7%
Total Company	8.6%	9.7%	10.2%	12.6%

The net change in our wholesale base has an impact on the reported attrition results.  Our customer attrition, excluding the net change in our wholesale base, for the three and twelve months ended September 30, 2003 and 2002 is summarized below.

	Customer Account Attrition, Excluding Wholesale
	September 30, 2003		September 30, 2002
	Annualized Third Quarter	Trailing Twelve Month	Annualized Third Quarter	Trailing Twelve Month

North America	15.2%	14.4%	15.5%	18.7%
Multifamily	4.9%	5.9%	6.4%	6.7%
Total Company	11.4%	11.3%	12.3%	14.9%

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

The table below reflects the impact of this accounting policy on the respective line items of the Statement of Operations for the nine months and three months ended September 30, 2003 and 2002.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the nine months ended September 30,
	2003			2002
	Revenues-other	Cost of revenues other	Selling expense	Revenues-other	Cost of revenues other	Selling expense
	(in thousands)
North America segment:
Total amount incurred	$23,848	$27,937	$26,332	$23,926	$29,761	$24,017
Amount deferred	(13,345)	(17,449)	(10,795)	(11,859)	(17,341)	(9,591)
Amount amortized	3,147	6,334	6,265	1,632	9,501	3,809
Amount included in Statement of Operations	$13,650	$16,822	$21,802	$13,699	$21,921	$18,235
Multifamily segment:
Total amount incurred	$702	$4,247	$2,091	$709	$5,035	$1,821
Amount deferred	(520)	(4,055)	(272)	(465)	(4,722)	(264)
Amount amortized	1,398	4,218	226	626	4,515	146
Amount included in Statement of Operations	$1,580	$4,410	$2,045	$870	$4,828	$1,703
Total Company:
Total amount incurred	$24,550	$32,184	$28,423	$24,635	$34,796	$25,838
Amount deferred	(13,865)	(21,504)	(11,067)	(12,324)	(22,063)	(9,855)
Amount amortized	4,545	10,552	6,491	2,258	14,016	3,955
Amount reported in Statement of Operations	$15,230	$21,232	$23,847	$14,569	$26,749	$19,938

	For the three months ended September 30,
	2003			2002
	Revenues-other	Cost of revenues-other	Selling expense	Revenues-other	Cost of revenues-other	Selling expense
	(in thousands )
North America segment:
Total amount incurred	$8,273	$9,373	$8,488	$8,996	$11,532	$9,266
Amount deferred	(4,704)	(5,982)	(3,529)	(4,610)	(7,059)	(3,927)
Amount amortized	1,192	2,315	2,170	672	2,105	1,260
Amount included in Statement of Operations	$4,761	$5,706	$7,129	$5,058	$6,578	$6,599
Multifamily segment:
Total amount incurred	$233	$1,111	$610	$315	$1,631	$587
Amount deferred	(200)	(1,116)	(47)	(184)	(1,451)	(66)
Amount amortized	533	1,385	76	369	1,294	72
Amount included in Statement of Operations	$566	$1,380	$639	$500	$1,474	$593
Total Company:
Total amount incurred	$8,506	$10,484	$9,098	$9,311	$13,163	$9,853
Amount deferred	(4,904)	(7,098)	(3,576)	(4,794)	(8,510)	(3,993)
Amount amortized	1,725	3,700	2,246	1,041	3,399	1,332
Amount reported in Statement of Operations	$5,327	$7,086	$7,768	$5,558	$8,052	$7,192

Valuation and Amortization of Customer Account and Goodwill Intangible Assets. Customer accounts are stated at cost, net of accumulated amortization.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired by us.  Goodwill is tested for impairment on at least an annual basis or as circumstances warrant.  Customer accounts are tested on a periodic basis as circumstances warrant.  For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts.  Factors we consider important that could trigger an impairment review include the following:

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

Our amortization rates consider the average estimated remaining life and historical and projected attrition rates.  The amortization method for each customer pool is as follows:

Pool	Method
North America:
- Acquired Westinghouse Customers	Eight-year 120% declining balance
- Other Customers	Ten-year 135% declining balance

Multifamily	Nine –year straight-line

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

Westar Energy makes payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return pursuant to a tax sharing agreement, which is an important source of liquidity for us.  If Westar Energy completes its intended disposition of its investment in us, our net deferred tax assets, which were $270.1 million at September 30, 2003, might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations.  In addition, as a result of a sale, we would no longer receive payments from Westar Energy for tax benefits utilized by Westar Energy.  In 2002 we received aggregate payments from Westar Energy of $1.7 million and our tax receivable at September 30, 2003 is $59.0 million, of which $31.7 million is reflected as current. However, the KCC has authorized Westar Energy to pay up to $20 million for tax benefits and has required Westar Energy to notify the KCC prior to making any payment in excess of $20 million.  Westar Energy has stated in its Form 10-Q for the fiscal quarter ended September 30, 2003 that it intends to pay us the tax sharing payment on the closing of its proposed sale of its interest in us.  Westar Energy further stated that, in the event such a transaction is not completed by December 31, 2003, Westar Energy would pay the Company on such date any amounts it has been authorized to pay by the KCC and if necessary, would then initiate a process to seek the KCC’s approval to pay any remaining amounts.  The loss of these payments would have a material adverse effect on our cash flow.

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

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Protection One Consolidated

During the first nine months of 2003 compared to the first nine months of 2002, revenues decreased approximately $10.8 million, or 4.9%, to $208.8 million from $219.6 million, respectively, primarily due to the decline in the size of our customer base.  Cost of revenues decreased approximately $10.1 million, or 11.6%, to $76.7 million in the first nine months of 2003 from $86.8 million in the first nine months of 2002, primarily due to a decrease of $3.5 million in amortization of deferred customer acquisition costs, a decrease of $2.5 million in telecommunication costs and a decrease of $2.5 million in service costs.  General and administrative costs decreased approximately $4.8 million, or 7.5%, to $59.9 million in the first nine months of 2003 from $64.7 million in the first nine months 2002, primarily due to decreases of $4.0 million from the cancellation of our Management Services Agreement with Westar Industries, $2.7 million in bad debt expense primarily due to recoveries of written off accounts and improved collection experience on accounts receivable, $1.8 million in charges related to facility closings, and $0.9 million in corporate advertising primarily related to our national advertising sponsorships.  These decreases were partially offset by increases of $4.4 million for the retention bonus accrual and $2.6 million in our director and officer liability insurance premiums.  Selling costs increased approximately $3.9 million, or 19.6% to $23.8 million in the first nine months of 2003 from $19.9 million in the first nine months of 2002, primarily due to increased efforts to generate new customers through our internal sales force and increased amortization of deferred selling costs.  Interest expense decreased by approximately $2.7 million, or 8.5%, to $29.5 million in the first nine months of 2003 from $32.2 million in the first nine months of 2002, primarily due to a reduction in the weighted average interest rate of our variable debt and a reduction of fixed rate debt.  Other income of approximately $2.1 million relates primarily to the receipt in May 2003 of purchase holdback amounts from the sale of our Sonitrol business in June 2001.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Nine Months Ended September 30,
	2003		2002
	(dollars in thousands)
Revenues:
Monitoring and related services	$166,527	92.4%	$177,247	92.8%
Other	13,650	7.6	13,699	7.2

Total revenues	180,177	100.0	190,946	100.0

Cost of revenues:
Monitoring and related services	49,152	27.3	53,686	28.1
Other	16,822	9.3	21,921	11.5

Total cost of revenues	65,974	36.6	75,607	39.6

Gross profit	114,203	63.4	115,339	60.4
Selling expense	21,802	12.1	18,235	9.5
General and administrative expense	51,429	28.5	56,034	29.3
Amortization of intangibles and depreciation expense	56,615	31.4	58,026	30.4
Loss on impairment	—	—	338,104	177.1
Operating loss	$(15,643)	(8.6)%	$(355,060)	(185.9)%

2003 Compared to 2002.  We had a net decrease of 23,352 customers in the first nine months of 2003 as compared to a net decrease of 45,090 customers in the first nine months of 2002.  The average customer base for the first nine months of 2003 and 2002 was 732,110 and 784,229, respectively, or a decrease of 52,119 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.  We expect that this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We believe the decrease in annualized attrition is due to a company wide focus on retaining our current customers, the consolidation of our call centers and the conversion to one common technology platform.  We are currently focused on reducing attrition, developing cost effective marketing programs, and generating positive cash flow.

Further analysis of the change in the North American account base between the two periods is discussed below.

	Nine Months Ended September 30,
	2003	2002

Beginning Balance, January 1,	743,786	806,774
Additions	38,557	33,606
Customer losses	(58,317)	(75,504)
Other (a)	(3,592)	(3,192)
Ending Balance, September 30,	720,434	761,684

Annualized attrition	10.6%	12.8%

(a) Other consists primarily of customer sites that had no associated recurring revenue, therefore the loss of these accounts does not reduce our recurring monthly revenue.  Other also includes attrited accounts covered by purchase holdbacks.  As of September 30, 2003, we no longer have any accounts covered by purchase holdbacks.

Monitoring and related service revenues decreased approximately $10.7 million, or 6.0%, to $166.5 million in the first nine months of 2003  from $177.2 million in the first nine months of 2002, primarily due to the decline in our customer base.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues decreased approximately $0.1 million, or 0.4%, to $13.6 million in the first nine months of 2003 from $13.7 million in the first nine months of 2002.  These revenues consist primarily of revenues generated from our internal installations of new alarm systems, as well as amortization of previously deferred customer acquisition revenue.  Installation revenues consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers.

Cost of monitoring and related services revenues for the first nine months of 2003 decreased by $4.5 million, or 8.4%, to $49.2 million from $53.7 million in the first nine months of 2002. The decrease in the first nine months of 2003 compared to the first nine months of 2002 is primarily due to decreases of $2.5 million in both telecommunication and service costs.  Costs of monitoring and related services revenues as a percentage of the related revenues decreased to 29.5% in the first nine months of 2003 from 30.3% in the first nine months of 2002.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.

Cost of other revenues for the first nine months of 2003 decreased approximately $5.1 million, or 23.3%, to $16.8 million compared to $21.9 million for the first nine months of 2002.  These costs as a percentage of other revenues were 123.2% for the first three quarters of 2003 as compared to 160.0% for the first nine months of 2002.  The decrease in 2003 is primarily due to a $3.2 million decrease in amortization of previously deferred customer acquisition costs.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expenses for the first nine months of 2003 increased $3.6 million, or 19.6%, to $21.8 million from $18.2 million in the first nine months of 2002.  The increase is primarily due to a $2.5 million increase in amortization of previously deferred selling costs.  These costs primarily relate to the cost of maintaining our sales force, including the amortization of previously deferred commissions.  Selling expense also includes the costs of our telesales department and advertising expense.

General and administrative expenses in the first nine months of 2003 decreased $4.6 million, or 8.2%, to $51.4 million from $56.0 million in the first nine months of 2002. This decrease is generally comprised of a decrease of $4.0 million due to the termination of our Management Services Agreement with Westar Industries, a $2.4 million decrease in bad debt expense, a $1.8 million decrease in charges related to facility closures, and a $0.9 million decrease in other outside services due to completion of information technology projects.  These decreases were partially offset by an increase in wage expense of which $3.9 million relates to an employee retention plan implemented in the first quarter of 2003 and an increase of $2.6 million in premiums to insurance companies related to director and officer liability insurance.  As a percentage of total revenues, general and administrative expenses decreased in the first nine months of 2003 to 28.5% from 29.3% in 2002.

Amortization of intangibles and depreciation expense for the first nine months of 2003 decreased by $1.4 million, or 2.4%, to $56.6 million from $58.0 million in the first nine months of 2002.  This decrease is comprised of a reduction in subscriber amortization expense of $0.2 million and a reduction of $1.2 million in depreciation expense.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Nine Months Ended September 30,
	2003		2002
	(dollars in thousands)
Revenues:
Monitoring and related services	$27,028	94.5%	$27,765	97.0%
Other	1,580	5.5	870	3.0
Total revenues	28,608	100.0	28,635	100.0

Cost of revenues:
Monitoring and related services	6,275	21.9	6,321	22.1
Other	4,410	15.4	4,828	16.8
Total cost of revenues	10,685	37.3	11,149	38.9

Gross profit	17,923	62.7	17,486	61.1

Selling expense	2,045	7.1	1,703	6.0
General and administrative expenses	8,451	29.6	8,712	30.4
Amortization of intangibles and depreciation expense	3,680	12.9	3,981	13.9
Operating income	$3,747	13.1%	$3,090	10.8%

2003 Compared to 2002.  We had a net increase of 7,003 customers in the first nine months of 2003 compared to a net increase of 3,330 customers in the first nine months of 2002.  The average customer base was 333,414 for the first nine months of 2003 compared to 328,214 for the first nine months of 2002.  The change in Multifamily’s customer base for the period is shown below.

	Nine Months Ended September 30,
	2003	2002

Beginning Balance, January 1,	329,912	326,549
Additions	20,691	18,989
Customer losses	(13,688)	(15,659)
Ending Balance	336,915	329,879

Annualized attrition	5.5%	6.4%

Monitoring and related services revenues  for the first nine months of 2003 declined $0.8 million, or 2.7%, to $27.0 million compared to $27.8 million in the first nine months of 2002 primarily due to a decline in our RMR per customer and reduced contract buyouts offset by an increase in the average customer base of 1.6%.  The decline in recurring monthly revenue per customer is primarily due to an increasing number of renewals, which provide for contract extensions at a reduced RMR.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues for the first nine months of 2003 increased $0.7 million, or 81.6% to $1.6 million from $0.9 million in the first nine months of 2002 primarily due to an increase in amortization of previously deferred customer revenue of $0.8 million pursuant to Staff Accounting Bulletin (SAB) 101, which requires deferral of revenue over the life of the customer.  Other revenues consist primarily of amortization of deferred revenue associated with the sale of alarm systems and revenues from the sale of access control systems.

Cost of monitoring and related revenues for the first nine months of 2003 remained consistent with 2002 at $6.3 million.  These costs generally relate to the cost of providing monitoring and maintenance service and include the costs of monitoring, customer service and field service.  Cost of monitoring and related revenues as a percentage of related revenues increased to 23.2% in the first nine months of 2003 from 22.8% in the first nine months of 2002.

Cost of other revenues for the first nine months of 2003 decreased by $0.4 million, or 8.7%, to $4.4 million from $4.8 million in the first nine months of 2002 primarily due to a decrease in deferred cost amortization totaling $0.3 million. These costs consist principally of amortization of deferred installation costs and the costs to install access control systems.

Selling expense in the first nine months of 2003 increased $0.3 million, or 20.1%, to $2.0 million from $1.7 million in the first nine months of 2002 primarily due to higher selling expense amortization of $0.1 million pursuant to SAB 101 and higher advertising costs.

General and administrative expenses for the first nine months of 2003 decreased $0.2 million, or 3.0%, to $8.5 million from $8.7 million in the first nine months of 2002.  This decrease is primarily due to lower insurance costs totaling $0.2 million, a $0.2 million decline in bad debt expense, and a $0.2 million decrease in legal costs, offset by a $0.6 million increase in employment costs primarily related to an employee retention plan and a $0.3 million increase in management fees allocated from Protection One.

Amortization of intangibles and depreciation expense for the first nine months of 2003 decreased by $0.3 million, or 7.6%, to $3.7 million from $4.0 million in the first nine months of 2002.  This decline is primarily due to a reduction in subscriber intangibles related to the settlement and contract buyout in late 2002 of significant units under contract with one developer.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Protection One Consolidated

Revenues decreased approximately $2.6 million in the third quarter of 2003, or 3.6%, to $69.8 million from $72.4 million in the third quarter of 2002, primarily due to the decline in the size of our customer base.  Cost of revenues decreased approximately $2.3 million, or 8.2%, to $25.3 million in the third quarter of 2003 from $27.6 million in the third quarter of 2002 primarily due to a decrease of $0.9 million in telecommunication costs and a decrease of $0.8 million in service costs.  General and administrative costs decreased approximately $2.0 million, or 9.1% to $19.5 million in the third quarter of 2003 from $21.5 million in the third quarter of 2002 primarily due to decreases of $1.3 million from the cancellation of our Management Services Agreement with Westar Industries, $1.0 million in charges related to facility closures and, $0.6 million in bad debt expense primarily related to recoveries of previously written off accounts and improved collection experience on accounts receivable.  These decreases were partially offset by increases of $1.8 million for the retention bonus accrual and $0.7 million in our insurance premiums.  Selling costs increased approximately $0.6 million, or 8.0% to $7.8 million in the third quarter of 2003 from $7.2 million in the third quarter of 2002 primarily due to increased efforts to generate new customers through our internal sales force.  Interest expense decreased by approximately $0.4 million, or 4.0% to $10.2 million in the third quarter of 2003 from $10.6 million in the third quarter of 2002 primarily due to a reduction in our outstanding debt balances partially offset by an increase in the weighted average interest rate of our variable debt.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended September 30,
	2003		2002
	(dollars in thousands)
Revenues:
Monitoring and related services	$55,335	92.1%	$57,324	91.9%
Other	4,761	7.9	5,058	8.1

Total revenues	60,096	100.0	62,382	100.0

Cost of revenues:
Monitoring and related services	16,101	26.8	17,546	28.1
Other	5,706	9.5	6,578	10.6

Total cost of revenues	21,807	36.3	24,124	38.7

Gross profit	38,289	63.7	38,258	61.3
Selling expense	7,129	11.9	6,599	10.6
General and administrative expense	16,839	28.0	18,868	30.2
Amortization of intangibles and depreciation expense	18,746	31.2	19,205	30.8
Operating loss	$(4,425)	(7.4)%	$(6,414)	(10.3)%

2003 Compared to 2002.  We had a net decrease of 4,162 customers in the third quarter of 2003 as compared to a net decrease of 11,407 customers in the third quarter of 2002.  The average customer base for the third quarter of 2003 and 2002 was 722,515 and 767,388, respectively, or a decrease of 44,873 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.  We expect that this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We believe the decrease in annualized quarterly attrition is due to a company wide focus on retaining our current customers, the consolidation of our call centers and the conversion to one common technology platform.  We are currently focused on reducing attrition, developing cost-effective marketing programs, and generating positive cash flow.

Further analysis of the change in the North American account base between the two periods is discussed below.

	Three Months Ended September 30,
	2003	2002

Beginning Balance, July 1,	724,596	773,091
Additions	13,586	12,660
Customer losses	(18,541)	(22,676)
Other (a)	793	(1,391)
Ending Balance, September 30,	720,434	761,684

Annualized quarterly attrition	10.3%	11.8%

(a) Other consists primarily of customer sites that had no associated recurring revenue, therefore the loss of these accounts does not reduce our recurring monthly revenue.  Other also includes attrited accounts covered by purchase holdbacks.  As of September 30, 2003, we no longer have any accounts covered by purchase holdbacks.

Monitoring and related service revenues for the third quarter of 2003 decreased approximately $2.0 million, or 3.5%, to $55.3 million from $57.3 million in the third quarter of 2002 primarily due to the decline in our customer base.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues for the third quarter of 2003 decreased by approximately $0.3 million, or 5.9%, to $4.8 million from $5.1 million in the third quarter of 2002 due to lower outright commercial sale revenue, partially offset by an increase in the amortization of previously deferred customer revenue.  Other revenues consist primarily of revenues generated from our internal installations of new alarm systems, as well as amortization of previously deferred customer acquisition revenue.  Installation revenues consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers.

Cost of monitoring and related services revenues for the third quarter of 2003 decreased by $1.4 million, or 8.2%, to $16.1 million from $17.5 million for the third quarter of 2002.  The decrease in the third quarter of 2003 compared to the third quarter of 2002 is primarily due to decreases in telecommunication and service costs of $0.9 million and $0.8 million, respectively.  Costs of monitoring and related services revenues as a percentage of the related revenues decreased to 29.1% in the third quarter of 2003 from 30.6% in the third quarter of 2002.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.

Cost of other revenues for the third quarter of 2003 decreased approximately $0.9 million, or 13.3%, to $5.7 million from $6.6 million in the third quarter of 2002.  These costs as a percentage of other revenues were 119.8% for the third quarter of 2003 as compared to 130.1% for the third quarter of 2002.  The decrease in 2003 is primarily due to lower outright commercial sales, partially offset by an increase in amortization of previously deferred customer acquisition costs.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers as well as amortization of previously deferred customer acquisition costs.

Selling expenses for the third quarter of 2003 increased $0.5 million, or 8.0% to $7.1 million from $6.6 million in the third quarter of 2002.  The increase is generally due to an increased emphasis on internal sales generation and the resulting increase in sales commissions, wages, benefits, and support costs as well as an increase in the amortization of previously deferred commissions.  These costs primarily relate to the cost of maintaining our sales force, including the amortization of previously deferred commissions.  Selling expense also includes the costs of our telesales department and advertising expense.

General and administrative expenses for the third quarter of 2003 decreased $2.1 million, or 10.8%, to $16.8 million from $18.9 million in the third quarter of 2002.  This decrease is generally comprised of a decrease of $1.3 million due to the termination of our Management Services Agreement with Westar Industries, a $1.0 million decrease in expense related to facility closures, a $0.8 million decrease in professional and other outside services due to completion of special projects and fewer legal fees and, a $0.6 million decrease in bad debt expense offset by an increase in wage and related expense of $2.5 million primarily related to an employee retention plan implemented in the first quarter of 2003 and an increase in premiums paid to insurance companies of $0.7 million primarily due to an increase in director and officer liability insurance.  As a percentage of total revenues, general and administrative expenses were approximately 28.0% and 30.2% the third quarter of 2003 and 2002, respectively.

Amortization of intangibles and depreciation expense for the third quarter of 2003 decreased by $0.5 million, or 2.4%, to $18.7 million from $19.2 million in the third quarter of 2002.  This decrease is comprised of a reduction in subscriber amortization expense of $0.1 million and a reduction of $0.4 million in depreciation expense.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended September 30,
	2003		2002
	(dollars in thousands)
Revenues:
Monitoring and related services	$9,096	94.1%	$9,483	95.0%
Other	566	5.9	500	5.0
Total revenues	9,662	100.0	9,983	100.0

Cost of revenues:
Monitoring and related services	2,137	22.1	1,994	20.0
Other	1,380	14.3	1,474	14.8
Total cost of revenues	3,517	36.4	3,468	34.8

Gross profit	6,145	63.6	6,515	65.2

Selling expense	639	6.6	593	5.9
General and administrative expenses	2,720	28.2	2,655	26.6
Amortization of intangibles and depreciation expense	1,235	12.8	1,346	13.5

Operating income	$1,551	16.0%	$1,921	19.2%

2003 Compared to 2002.  We had a net increase of 1,073 customers in the third quarter of 2003 as compared to a net increase of 1,331 customers in the third quarter of 2002.  The average customer base was 336,379 for the third quarter of 2003 compared to 329,214 for the third quarter of 2002.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended September 30,
	2003	2002

Beginning Balance, July 1,	335,842	328,548
Additions	5,202	6,607
Customer losses	(4,129)	(5,276)
Ending Balance	336,915	329,879

Annualized quarterly attrition	4.9%	6.4%

Monitoring and related services revenues for the third quarter of 2003 declined $0.4 million, or 4.1%, to $9.1 million compared to $9.5 million in the third quarter of 2002. The decrease was the result of a decline in revenue related to contract buyouts and a decline in our recurring monthly revenue per customer primarily related to an increasing number of renewals, which provide for contract extensions at a reduced monthly rate.  This decline was offset by an increase in the average customer base of 2.2%. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues for the third quarter of 2003 increased $0.1 million, or 13.2% to $0.6 million from $0.5 million in the third quarter of 2002 primarily due to an increase in amortization of previously deferred customer revenue of $0.2 million pursuant to SAB 101, which requires deferral of revenue over the life of the customer.  These revenues consist primarily of amortization of deferred revenue associated with the sale of alarm systems and revenue from the sale of access control systems.

Cost of monitoring and related revenues for the third quarter of 2003 increased $0.1 million, or 7.2%, to $2.1 million from $2.0 million in the third quarter of 2002.  The increase in the third quarter of 2003 compared to the third quarter of 2002 is primarily the result of an increase in field service costs.  Cost of monitoring and related revenues as a percentage of related revenues increased to 23.5% in the third quarter of 2003 from 21.0% in the third quarter of 2002 primarily due to the decline in revenue related to contract buyouts.  These costs generally relate to the cost of providing monitoring and maintenance service and include the costs of monitoring, customer service and field operations.

Cost of other revenues  for the third quarter of 2003 decreased $0.1 million, or 6.4%, to $1.4 million from $1.5 million in the third quarter of 2002 primarily due to a $0.2 million decrease in access control system installations.  These costs consist primarily of amortization of deferred installation costs and the costs to install access control systems.

Selling expense for the third quarter of 2003 remained the same at $0.6 million compared to the third quarter of 2002.

General and administrative expenses for the third quarter of 2003 and 2002 were $2.7 million.  The decline in legal costs of $0.1 million and lower telecom expense of $0.1 million was offset by a $0.1 million increase in management fees allocated from Protection One and increased employment costs of $0.2 million primarily related to an employee retention plan.

Amortization of intangibles and depreciation expense for the third quarter of 2003 decreased by $0.1 million, or 8.2% to $1.2 million from $1.3 million in the third quarter of 2002.  This decline is primarily due to a reduction in subscriber intangibles resulting from the settlement and contract buyout in late 2002 of significant units under contract with one developer.

Liquidity and Capital Resources

Westar Energy, which owns 88% of our common stock, is also our principal source of the external capital we need to operate our business through a credit facility and through payments made under a tax sharing agreement.  Westar Energy has filed a plan with the KCC in response to an order issued by the KCC to restructure and reduce debt.  In that plan, Westar Energy announced its intention to sell its investment in us.  The orders entered by the KCC regarding Westar Energy could and Westar’s Energy’s consummation of its announced plan to sell its ownership interest in us would have a material adverse effect upon our liquidity.

We obtain most of our external cash requirements under the $228.4 million Westar Credit Facility which expires January 5, 2005.  As of September 30, 2003, we had $12.9 million available to us under the Westar Credit Facility and $16.0 million of cash.  In prior years, we also have obtained funds from a tax sharing agreement with Westar Energy.

The KCC has ordered Westar Energy not to extend any credit to us except under the Westar Credit Facility, and has authorized Westar Energy to provide funds to meet its obligations under the Westar Credit Facility and to extend the term of the Westar Credit Facility for one year to January 5, 2005.  Additionally, the KCC ordered that the Westar Credit Facility must be paid in full upon the sale of all or a majority of our common stock to a new owner. During the second quarter of 2003, the Westar Credit Facility was amended to extend the maturity date to January 5, 2005.  KCC orders also preclude us from raising money through the sale of assets in excess of $100,000 without prior KCC approval.  We have in the past few years tried to obtain a line of credit from third party sources, but have been unable to do so.

Under the tax sharing agreement we expect to receive $31.7 million from Westar Energy as payment for the tax benefit Westar Energy utilized in its 2002 consolidated income tax return filed in the third quarter of 2003.  However, the KCC has authorized Westar Energy to pay up to $20 million for tax benefits and has required Westar Energy to notify the KCC prior to making any payment in excess of $20 million.  Westar Energy has stated that it will request KCC approval to pay any additional amount.  In addition, we recently requested payment of the unpaid tax sharing benefits. Westar Energy has stated in its Form 10-Q for the fiscal quarter ended September 30, 2003 that it intends to pay us the tax sharing payment on the closing of its proposed sale of its interest in us. Westar Energy further stated that, in the event such a transaction is not completed by December 31, 2003, Westar Energy would pay us on such date any amounts it has been authorized to pay by the KCC and if necessary, would then initiate a process to seek the KCC’s approval to pay any remaining amounts.  We cannot predict whether the KCC would attempt to prohibit Westar Energy from making any payments to us in excess of $20 million under the tax sharing agreement.

Westar Energy, as part of exploring its strategic alternatives for the Company, engaged an investment banker to conduct a private auction process to sell Westar Energy’s interest in us, which Westar Energy desired to sell as part of a sale of the entire company (including the public shares).  The Special Committee authorized and we entered into a letter agreement with Westar Energy pursuant to which we agreed to provide confidential information to prospective bidders who executed confidentiality agreements.  In exchange, Westar Energy agreed to inform us of the names of bidders and to provide to us copies (omitting the bidders’ names) of any written summaries or presentations of bids that were made to Westar Energy’s board of directors involving a minority shares transaction.  As part of the letter agreement, Westar Energy also agreed to give us advance notice of any bid involving a minority shares transaction prior to Westar Energy’s execution of a term sheet or definitive agreement or the approval of such a transaction by Westar Energy’s board of directors.  As of the date hereof, we have not received any notification or copies of any such materials, whether required by the letter agreement or otherwise, from Westar Energy.  In October 2003, Westar Energy advised our Board of Directors that Westar Energy was considering possible bids which would involve only the sale of our common stock held by Westar Industries and of the debt owed to Westar Industries under the Westar Credit Facility (or only the sale of Westar Industries by Westar Energy).  In addition, Westar Energy informed us at that time that the aggregate consideration in these bids for both our common stock held by Westar Industries and the debt owed to Westar Industries was less than the outstanding principal amount of our debt owed to Westar Industries under the Westar Credit Facility.  Westar Energy in its Form 10-Q for the quarterly period ended September 30, 2003 reduced its estimated net realizable proceeds from a sale of its interests in us based on the ranges of value received from multiple potential buyers and announced that there is a substantial risk that, in connection with a sale of its interest in us, that Westar Energy may not recover the full outstanding balance of the Westar Credit Facility.

If the Westar controlling interest is acquired by one of these bidders, management believes the new majority owner may seek to restructure our debts.  We are not a party to negotiations between Westar Energy and the bidders, although Westar Energy has provided us from time to time with general information about the auction process and its status and results including among other matters the names of the bidders and general information regarding ranges of the bidders valuations of the Company.  The Special Committee requested in October, 2003 that Westar Energy provide it with detailed information regarding the bidders and their final bids and other detailed information.  Westar Energy declined to provide the requested detailed information stating that it was confidential and proprietary to Westar Energy and the bidders and that certain of the requested information was not available to Westar Energy.  As of the date hereof, we do not know (i) whether the information provided to us in October 2003 about the bids then being considered continues to be an accurate current description of those bids, or (ii) whether Westar Energy will sell its interests in us to any of those bidders or to some other person nor do we know the price or other terms upon which Westar Energy may sell its interests in us.  We cannot provide any assurances that we will have any information relating to these matters prior to Westar Energy publicly disclosing such matters to its securities holders. Other than as described above, we cannot predict the impact on us, our stockholders or our creditors of any of these actions by Westar Energy or the disclosure by Westar Energy of its actions relating to these matters.  We cannot provide any assurances regarding what actions a new majority owner of the Company (or a new owner of Westar Industries) may cause us to take, including whether a new majority owner would (a) invest sufficient equity capital or provide credit support to meet our liquidity needs, (b) cause us to seek to restructure our debts, (c) cause us to seek to reorganize under the federal bankruptcy laws which may involve the possible elimination or cancellation of the current common stock of the Company with little or no value being given to the current stockholders of the Company, and/or (d) cause Westar Industries to transfer its shares of Company common stock to itself or to another entity resulting in a default under the Westar Credit Facility.  We do not intend to issue any public announcements regarding Westar Energy’s potential sale of its interests in us or to otherwise update the foregoing description for subsequent events regarding its potential sale of our interests or information it provides to us regarding its potential sale of our interest until either a public announcement by Westar Energy of a transaction or the date of filing of our next quarterly report.  Stockholders and other security holders or buyers of our securities or the Company’s other creditors should not assume that material events subsequent to the date of this Form 10-Q have not occurred.

If Westar Energy and Westar Industries were to no longer collectively own, directly or indirectly more than 50% of the voting control of the Company, then there will be a default under the Westar Credit Facility.  Should such a default exist, we will no longer have the right to borrow under the Westar Credit Facility and the lender(s) can declare the entire unpaid balance of the obligations under the facility immediately due and payable, terminate the commitment to extend credit and take other actions adverse to us.  Acceleration of the Westar Credit Facility would in turn constitute a default under the indentures which govern our debt securities and allow the trustees or our bondholders to also accelerate this indebtedness or take other actions adverse to us.  Westar Energy's sale of its interests in us by selling Westar Industries, would not by itself constitute a default under the Westar Credit Facility as long as Westar Industries continued to own at least 50% of the voting control of the Company.  Apart from whether or not a default occurs under the Westar Credit Facility, the indentures governing all of our debt securities require that following a change in control (such as would occur if Westar Energy completes the sale of its investment in us, or a sale of its investment in Westar Industries) we must offer to repurchase the debt securities in certain circumstances.  The 13 5/8 % senior subordinated discount notes require us to make a repurchase offer at approximately 101% of the principal amount, plus interest in the event of a change in control.  The 7 3/8% senior notes and 8 1/8% senior subordinated notes require us to make a repurchase offer at 101% of the principal amount, plus interest, in the event of a change in control coupled with two ratings downgrades that were to occur after the date we announced an intent to pursue a transaction that would result in a change in control. As of September 30, 2003, we had outstanding $29.9 million principal amount of the 13 5/8% senior subordinated discount notes,  $190.9 million principal amount of the 7 3/8 % senior notes and $110.3 million principal amount of the 8 1/8 % senior subordinated notes.  We believe that given the liquidity concerns resulting from such an event a two ratings downgrade is likely.  We lack the funds to repay the Westar Credit Facility.  We also lack the funds to repurchase our debt securities. Furthermore, management does not believe that alternative financing could be arranged to pay these debts unless a new majority owner was to make a substantial equity investment in us or otherwise provide substantial credit support to us.  We are not in any discussions with any investors with respect to such equity investment or credit support. Prior efforts by management to obtain additional capital have not been successful and management does not believe that additional equity investment or credit support could be obtained at this time.  Thus, if the Westar Credit Facility and/or the notes become due or are accelerated, such events would have a material adverse effect on our liquidity and financial position.  In addition, upon Westar Energy’s sale of our common stock, we will lose our right to receive reimbursements for future tax losses under tax sharing agreement (see note 8) with Westar Energy.  If not replaced with an alternative source of liquidity, the loss of the tax sharing agreement would have a material adverse effect on our liquidity and financial position.  Our Board of Directors authorized management to explore whether we could retire the Westar Credit Facility absent a refinancing of it.  Management developed such a plan and presented it to both Westar Energy and our Board of Directors.

Although at September 30, 2003, we were in compliance with the financial covenants under the Westar Credit Facility and we expect to remain in compliance for the remainder of the year, our ability to borrow under this facility is subject to a number of conditions which must be met at the time of borrowing, including:  (i) there having been no material adverse event; (ii) no default or potential default exists; and (iii) our representations, including one regarding our solvency, are true and correct.  We may not be able to meet some or all of these conditions in light of our financial condition together with the potential sale by Westar Energy of its interests in us, and Westar Energy's disclosure in its Form 10-Q for the quarter ended September 30, 2003, that (a) the reduction by $165.6 million of the likely net realizable proceeds Westar Energy would receive from a sale based on the ranges of value it received from multiple potential buyers and (b) the substantial risk that Westar Energy may not recover the outstanding amount of the Westar Credit Facility upon a sale of its interests in us.  Our inability to borrow under the Westar Credit Facility would have a material adverse effect on our liquidity and financial position.  Our ability to renew an existing eurodollar borrowing under the Westar Credit Facility is also subject to these conditions. All of our outstanding borrowings are currently in eurodollars.  If the outstanding eurodollar borrowings were to renew as prime rate borrowings, which renewal is permitted notwithstanding our possible inability to satisfy the foregoing conditions, we would incur an additional $3.5 million of annual interest expense at existing interest rates.

In June 2003 we repurchased $8.4 million in debt that would have matured in September 2003 at book value.  We retired the remaining $1.3 million principal amount of our convertible senior subordinated notes that matured in September 2003.  While we believe we will have adequate cash to meet our needs through 2004 from internally generated sources, the Westar Credit Facility, payments made to us under the tax sharing agreement and from asset sales, factors such as economic conditions, or the inability to obtain required KCC approvals could impair our liquidity.

In order to retain the services of numerous employees who may have felt uncertain about the future ownership, management and direction of the company as a result of Westar Energy’s announcement to dispose of its ownership interest in us (see Note 9 to our financial statements), we entered into retention and severance arrangements with approximately 190 employees to provide incentives for such employees to remain with us through the sales process.  On October 31, 2003 we paid approximately $5.1 million to those employees who fulfilled their obligation related to the retention agreement.  Additional severance amounts of approximately $11.0 million may also be paid under these arrangements to those employees, if any, who are terminated following a change in control.  Approximately $1.8 and $4.4 million was expensed in the three and nine months ended September 30, 2003, respectively, related to the retention payment and approximately $0.6 million is expected to be expensed in October 2003.  No amounts have been expensed by us relating to the severance arrangements.  Upon a change in control of the company, an additional approximately $10.5 million will be paid to other key employees.  No amounts have been expensed relating to these additional payments to key employees.  In addition, upon a change in control, customary fees and expenses will be paid to the financial advisor to our Special Committee of the Board of Directors.  We have expensed approximately $0.4 million for legal and other professional fees related to a possible change in control.

Operating Cash Flows for the Nine Months Ended September  30, 2003.  Our operations provided a net $29.6 million in cash flow in the first nine months of 2003, a decrease of $1.0 million compared to net cash provided of $30.6 million in the first nine months of 2002 primarily due to a decrease in working capital.

Investing Cash Flows for the Nine Months Ended September 30, 2003.  We used a net $19.0 million for our investing activities in the first nine months of 2003.  We received proceeds of $1.4 million from the sale of our AV ONE operations and approximately $2.5 million from the purchase holdback relating to the sale of our Sonitrol business in 2001.  We invested a net $19.0 million in cash to install and acquire new accounts, and $4.2 million to acquire fixed assets.  In the first nine months of 2002, we invested a net $21.3 million in cash to install and acquire new accounts and $5.7 million to acquire fixed assets.

Financing Cash Flows for the Nine Months Ended September 30, 2003.  Financing activities provided a net $3.6 million in cash for the first three quarters of 2003 compared to a net use of $24.4 million in cash for financing activities in the first nine months of 2002. We received $11.9 million in the first quarter of 2003 from Westar Energy related to the sale of our Westar Energy securities.  In the first nine months of 2002 we paid approximately $82.9 million to acquire $102.8 million in face amount of our long term debt and acquired 1,000,000 shares of our outstanding stock for $2.2 million.

In the first nine months of 2003, we did not increase our borrowings under the Westar Credit Facility.  At September 30, 2003 the Westar Credit Facility had a weighted average interest rate before fees of 6.1% and an outstanding balance of  $215.5 million.

 In the first nine months of 2002, we increased our borrowings under the Westar Credit Facility by $76.5 million.  At September 30, 2002 the Westar Credit Facility had a weighted-average interest rate before fees of 5.6% and an outstanding balance of  $214.0 million.

Debt and Equity Repurchase Plans.  We may from time to time purchase our debt and equity securities in the open market or through negotiated transactions.  The timing and terms of purchases, and the amount of debt or equity actually purchased will be determined based on market conditions and other factors.

Material Commitments.  We have future, material, long-term commitments made in the past several years in connection with our growth. No assurance can be given that we will be able to meet these commitments. The following reflects these commitments as of September 30, 2003:

Debt Security	Maturity Date	Amount
		(in thousands)

Westar Credit Facility	January 2005	$215,500
Senior Subordinated Discount Notes (a)	June 2005	29,872
Senior Unsecured Notes	August 2005	190,925
Senior Subordinated Notes	January 2009	110,340
Total		$546,637

(a)  Excludes $0.8 million premium which is being amortized to income.

We had no off-balance sheet transactions or commitments as of or for the nine months ended September 30, 2003.

We have future, material, long-term commitments made in the past several years in connection with our growth.  The following reflects our commitments as of September 30, 2003:

At September 30, 2003:	Payment Due by Period
	2003	2004 – 2005	2006 – 2007	Thereafter	Total
	(Dollars in thousands)
Contractual Cash Obligations

Long-term debt	$—	$220,797	$—	$110,340	$331,137
Operating leases	2,234	10,694	3,808	1,925	18,661
Unconditional purchase obligations (a)	1,015	2,030	—	—	3,045
Total contractual cash obligations	$3,249	$233,521	$3,808	$112,265	$352,843

(a)  Contract tariff for telecommunication services.

The table below shows our total commercial commitments and the expected expiration per period:

At September 30, 2003:	Amount of Commitment Expiration Per Period
	2003	2004 – 2005	2006 – 2007	Thereafter	Total
	(Dollars in thousands)
Other Commercial Commitments

Line of credit	$—	$215,500	$—	$—	$215,500
Standby letters of credit	2,000	—	—	—	2,000
Total commercial commitments	$2,000	$215,500	$—	$—	$217,500

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

The Westar Credit Facility and the indentures relating to our other indebtedness contain the financial covenants summarized below:

Debt Instrument	Financial Covenant
Senior Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA less than 5.75 to 1.0.
Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense greater than 2.10 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA less than 6.0 to 1.0
Senior debt/annualized current quarter EBITDA less than 4.0 to 1.0

At September 30, 2003, we were in compliance with the covenants under these debt instruments and we expect to remain in compliance for the remainder of the year.  Our ability to borrow is subject to the conditions discussed in the beginning portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations which we may not be able to satisfy.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Credit Ratings.  Standard & Poor’s and Moody’s Investors Service are independent credit-rating agencies that rate our debt securities.  On April 2, 2002, Moody’s downgraded its ratings on our outstanding securities due to concerns regarding our leveraged financial condition, the cash investment required to obtain new customers, our attrition experience and our commitment to debt and equity repurchases. Moody’s outlook remained negative citing unresolved operations problems and uncertainty surrounding long-term resolution of our liquidity issues. Upon a change in control of the Company, management believes that a two ratings downgrade would likely occur as discussed above and in Notes 1 and 4 of the Notes to Condensed Consolidated Financial Statements.  As of November 7, 2003, our public debt was rated as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	B	CCC+	Negative
Moody’s	Caa1	Caa3	Negative

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to further downgrades which make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

Capital Expenditures.  We anticipate making capital expenditures of approximately $34 million in 2003, consisting of approximately $25 million in customer acquisition costs and $9 million for fixed assets. Of such amounts, we have expended through September 30, 2003 approximately $19 million and $4 million for customer acquisitions and fixed assets, respectively.  Capital expenditures for 2004 and 2005 are expected to be approximately $36 million and $40 million, respectively.  Of these amounts approximately $26 million and $30 million would be used for customer acquisition costs in 2004 and 2005, respectively, with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented.  If Westar Energy does not sell its ownership interest in us, we believe that our capital requirements will be met through the use of internally generated funds, asset sales (we may not sell assets in excess of $100,000 without KCC approval), the Westar Credit Facility or external financings.  If Westar Energy sells its ownership interest in us, we do not believe there will be sufficient funds from operations to continue as a going concern without a significant equity contribution or credit support from the new majority owner(s).  See “Liquidity and Capital Resources” above.

Tax Matters.  Westar Energy makes payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return pursuant to a tax sharing agreement.  If Westar Energy completes its intended disposition of its investment in us, our net deferred tax assets, which were $270.1 million at September 30, 2003, might not be realizable and we might not be in a position to record a tax benefit for losses incurred.  We would be required to record a non-cash charge against income for the portion of our net deferred tax assets we determine not to be realizable. This charge could be material and could have a material adverse effect on our business, financial condition and results of operations. The amount of our deferred taxes increased by approximately $190.7 million upon our recording of an impairment charge in the first quarter of 2002 and approximately $13.3 million in the last quarter of 2002 as discussed above.  In addition, as a result of a sale, we would no longer receive payments from Westar Energy for current tax benefits utilized by Westar Energy.  We had a receivable balance of $59.0 million and $20.7 million at September 30, 2003 and December 31, 2002, respectively, from Westar Energy related to current tax benefits.  However, the KCC has authorized Westar Energy to pay up to $20 million for tax benefits and has required Westar Energy to notify the KCC prior to making any payment in excess of $20 million.  Westar Energy has stated that it will request KCC approval to pay any additional amount.  In addition, we recently requested payment of the unpaid tax sharing benefits.  Westar Energy has stated in its Form 10-Q for the fiscal quarter ended September 30, 2003 that it intends to pay us the tax sharing payment on the closing of its proposed sale of its interest in us. Westar Energy further stated that, in the event such a transaction is not completed by December 31, 2003, Westar Energy would pay us on such date any amounts it has been authorized to pay by the KCC and if necessary, would then initiate a process to seek the KCC’s approval to pay any remaining amounts. We cannot predict whether the KCC would attempt to prohibit Westar Energy from making any payments to us in excess of $20 million under the tax sharing agreement.  In 2002, we received aggregate payments from Westar Energy of $1.7 million.  The loss of these payments would have a material adverse effect on our cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not experienced any significant changes in our exposure to market risk since December 31, 2002.  For additional information on our market risk, see Item 7A of the Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2003, the end of the period covered by this quarterly report, we, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were (a) effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management’s control objectives.  Our management, including our chief executive officer and chief financial officer, believe that, as of September 30, 2003, our disclosure controls and procedures were effective to provide reasonable assurance of achieving management’s control objectives.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated by reference.

Exhibit Number	Exhibit Description

10.1	Confidentiality Agreement Side Letter between Protection One, Inc. and Westar Energy, Inc. dated May 21, 2003.
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32.1	Certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b)          Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2003	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and Chief Financial Officer