Form 10-Q
period 2004-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2004-05-13
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of May 10, 2004, Protection One, Inc. had outstanding 98,282,679 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate,” “will” or other words of similar import.  Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements.  Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our efforts to implement new financial and human resources software, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  We continue to face liquidity problems caused by our significant debt burdens and continuing net losses.  The consummation of the sale of its ownership interests in us by Westar Industries, Inc., a wholly owned subsidiary of Westar Energy, Inc., which we refer to collectively as Westar, our former majority owner that beneficially owned approximately 88% of our common stock, to POI Acquisition, L.L.C. and POI Acquisition I, Inc., entities formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd., which we refer to collectively as Quadrangle, and the assignment of Westar’s rights and obligations as the lender under our revolving credit facility to POI Acquisition, L.L.C., has resulted in a $285.9 million non-cash charge against our income to establish a valuation allowance for deferred tax assets that we believe are not realizable, and the sale is expected to further materially adversely affect our financial position, results of operations and liquidity.  We may need to restructure our indebtedness in an out-of-court proceeding and/or seek the protection of federal bankruptcy laws to reorganize our debts.  Statements made in the Form 10-Q regarding the sale by Westar Energy and its possible effects on us also constitute forward-looking statements.  The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.  Please refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2003 for more information regarding risks and uncertainties that may cause our actual results to differ materially from the results anticipated in our forward-looking statements.

Unless the context otherwise indicates, all references in this report to the “Company,” “Protection One,” “we,” “us” or “our” or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. and Monitoring’s wholly owned subsidiaries.  Protection One’s sole asset is, and Protection One operates solely through, Monitoring and Monitoring’s wholly owned subsidiaries.  Both Protection One and Monitoring are Delaware corporations organized in September 1991.

PART I

FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$18,552	$35,203
Restricted cash	1,775	1,810
Receivables, net	20,770	23,670
Inventories, net	6,330	6,221
Prepaid expenses	4,605	5,522
Tax receivable from Westar	26,088	26,088
Deferred tax assets	30	33,899
Other	3,682	3,955
Total current assets	81,832	136,368
Property and equipment, net	30,483	31,921
Customer accounts, net	227,608	244,744
Goodwill	41,847	41,847
Deferred tax assets, net of current portion	—	252,411
Tax receivable from Westar, net of current portion	7,933	—
Deferred customer acquisition costs	97,804	94,225
Other	7,924	7,506
Total Assets	$495,431	$809,022
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt, including $215,500 due to related parties	$356,335	$215,500
Accounts payable	6,304	5,314
Accrued liabilities	23,349	31,258
Deferred revenue	33,108	33,253
Total current liabilities	419,096	285,325
Long-term debt, net of current portion	190,925	331,874
Deferred customer acquisition revenue	47,221	44,209
Other liabilities	1,356	1,440
Total Liabilities	658,598	662,848
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 128,125,584 shares issued at March 31, 2004 and December 31, 2003	1,281	1,281
Additional paid-in capital	1,379,468	1,379,434
Accumulated other comprehensive income	86	78
Deficit	(1,509,390)	(1,200,007)
Treasury stock, at cost, 29,842,905 shares at March 31, 2004 and December 31, 2003	(34,612)	(34,612)
Total stockholders’ equity (deficiency in assets)	(163,167)	146,174
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$495,431	$809,022

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Monitoring and related services	$61,875	$65,106
Other	5,257	4,980
Total revenues	67,132	70,086

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	17,470	18,957
Other	7,342	7,054
Total cost of revenues	24,812	26,011
Gross profit (exclusive of amortization and depreciation shown below)	42,320	44,075

Operating expenses:
Selling	7,418	8,241
General and administrative	35,241	20,366
Amortization and depreciation	19,660	20,203
Total operating expenses	62,319	48,810
Operating loss	(19,999)	(4,735)
Other (income) expense:
Interest expense	7,850	6,162
Related party interest	3,223	3,113
Other	(11)	(19)
Loss before income taxes	(31,061)	(13,991)
Income tax benefit (expense)	(278,322)	4,674
Net loss	$(309,383)	$(9,317)

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	8	—
Comprehensive loss	$(309,375)	$(9,317)

Basic and diluted per share information:
Net loss per common share	$(3.15)	$(0.09)

Weighted average common shares outstanding (in thousands)	98,283	98,082

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flow from operating activities:
Net loss	$(309,383)	$(9,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of branch assets	18	—
Amortization and depreciation	19,660	20,203
Amortization of debt costs and premium	178	(232)
Amortization of deferred customer acquisition costs in excess of deferred revenues	4,765	3,902
Deferred income taxes	286,255	4,879
Provision for doubtful accounts	198	1,297
Other	12	34
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	2,703	2,843
Tax receivable from Westar	(7,933)	(9,626)
Other assets	400	838
Accounts payable	625	(983)
Deferred revenue	(203)	(1,610)
Other liabilities	(7,767)	(4,789)
Net cash provided by (used in) operating activities	(10,472)	7,439

Cash flows from investing activities:
Installations and purchases of new accounts	(14)	(30)
Deferred customer acquisition costs	(10,120)	(11,016)
Deferred customer acquisition revenues	4,788	4,369
Purchase of property and equipment	(1,161)	(1,392)
Proceeds from disposition of assets	109	1,411
Net cash used in investing activities	(6,398)	(6,658)

Cash flows from financing activities:
Payments on long-term debt	—	(67)
Proceeds from sale of parent company stock- held as treasury	—	11,940
Purchase of Treasury Stock	—	(3)
Exercise of stock options and Employee Stock Purchase Plan	—	258
Funding from Westar, as former parent	219	1,417
Net cash provided by financing activities	219	13,545
Net cash provided by discontinued operations	—	229
Net increase (decrease) in cash and cash equivalents	(16,651)	14,555
Cash and cash equivalents:
Beginning of period	35,203	1,545
End of period	$18,552	$16,100

Cash paid for interest	$15,663	$14,755

Cash paid for taxes	$38	$122

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Consolidation and Interim Financial Information:

Protection One, Inc., referred to as Protection One or the Company, a Delaware corporation, is a publicly traded security alarm monitoring company.  Protection One is principally engaged in the business of providing security alarm monitoring services, which includes sales, installation and related servicing of security alarm systems for residential and business customers. On February 17, 2004, the Company’s former majority owner, Westar Industries, Inc., referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc, which together with Westar Industries is referred to as Westar, sold its ownership interests in the Company and assigned its rights and obligations as the lender under the revolving credit facility.  See Note 2, “Change in Majority Owner” for a further discussion of the sale transaction.

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC.

See Note 10, “Going Concern and Management’s Plan” for Management’s plan regarding liquidity and going concern issues.

In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002. The Company applies the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure requirements of SFAS No. 148.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of options is amortized to expense on a straight-line method over the options’ vesting period.  Under SFAS No. 123, compensation expense would have been $0.6 million in the first quarter of 2004 and $0.3 million in the first quarter of 2003.  Information related to the pro forma impact on earnings and earnings per share follows.

	Three Months Ended March 31,
	2004	2003

Loss available for common stock, as reported	$(309,383)	$(9,317)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	28	22
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects (a)	(452)	(203)
Loss available for common stock, pro forma	$(309,807)	$(9,498)

Net loss per common share (basic and diluted):
As reported	$(3.15)	$(0.09)
Pro forma	$(3.15)	$(0.10)

(a)                            Stock option expense calculation for 2003 includes $26 thousand associated with the Employee Stock Purchase Plan, or ESPP.  The ESPP was suspended in the fourth quarter of 2003, therefore, the 2004 stock option expense calculation includes no adjustment for the ESPP.

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company’s workers’ compensation claims.  The Company receives interest income earned by the trust.

The Company has no stock options or warrants that represent dilutive potential common shares for the quarter ended March 31, 2004.  The Company has issued stock options and warrants of which approximately 0.7 million represent dilutive potential common shares for the quarter ended March 31, 2003.  These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.                                      Change in Majority Owner:

On February 17, 2004, Westar Industries, Inc., a Delaware corporation,  sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share to POI Acquisition I, Inc., a wholly-owned subsidiary of POI Acquisition, L.L.C.  Both POI Acquisition, L.L.C. and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd., collectively referred to as Quadrangle.  Westar retained approximately 1% of the Company’s common stock, representing shares underlying restricted stock units granted to current and former employees of Westar.  As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under the revolving credit facility to POI Acquisition, L.L.C.  Quadrangle paid approximately $122.2 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, and Westar could receive up to an additional $39.2 million that is contingent upon certain potential post-closing events.

In addition, pursuant to the terms of the purchase agreement governing the sale transaction, dated as of December 23, 2003, among POI Acquisition, L.L.C., Westar Industries and Westar Energy, Westar’s designees on the Company’s Board of Directors, Bruce A. Akin, James T. Clark, Greg Greenwood, Larry D. Irick and William B. Moore, resigned from the Board of Directors, effective as of the closing of the sale transaction.

In connection with the closing of the sale transaction described above, the Company announced, among other things, the (i) retention of Houlihan Lokey Howard & Zukin Capital to assist it with its evaluation of the effects of the sale transactions, (ii) execution of two standstill agreements with POI Acquisition, L.L.C. and POI Acquisition I, Inc., which expire on May 17, 2004, and (iii) deferral of payment of the semi-annual interest payment due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of its 7 3/8% senior notes due 2005 (which semi-annual interest payment was subsequently paid on March 31, 2004).

See Note 4, “Debt” for a discussion of the impact of the change in control on the Company’s outstanding debt and Note 8, “Income Taxes” for a discussion relating to the Company’s Tax Sharing Agreement with Westar.

Upon the change in control, $11.0 million was paid to executive management, and customary fees and expenses of $3.5 million were paid to the financial advisor to the Company’s Special Committee of the Board of Directors.  In addition, the Company recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change in control.

3.                                      Intangible Assets - Customer Accounts and Goodwill:

The following reflects the changes in the Company’s investment in purchased customer accounts (at cost) for the following periods (in thousands):

	Three Months Ended March 31, 2004	Year Ended December 31, 2003

Beginning customer accounts	$680,928	$680,349
Acquisition of customer accounts	14	259
Sale of accounts	(1)	(28)
Other	—	348
	680,941	680,928
Less accumulated amortization	(453,333)	(436,184)
Ending customer accounts, net	$227,608	$244,744

Amortization expense was $17.1 million for each of the quarters ended March 31, 2004 and 2003.  The table below reflects the estimated aggregate customer account amortization expense for 2004 and each of the four succeeding fiscal years on the existing customer account base as of March 31, 2004.

	2004	2005	2006	2007	2008
	(Dollars in thousands)
Estimated amortization expense	$68,612	$52,322	$51,961	$45,641	$20,000

There were no changes in the carrying amounts of goodwill for the quarter ended March 31, 2004 or 2003.

4.                                      Debt:

Long-term debt and the fixed or weighted average interest rates are as follows (in thousands):

	March 31, 2004	December 31, 2003
Revolving Credit Facility, maturing January 5, 2005, variable 7.75% (a)	$215,500	$215,500
Senior Subordinated Notes, maturing January 2009, fixed 8.125%	110,340	110,340
Senior Unsecured Notes, maturing August 2005, fixed 7.375%	190,925	190,925
Senior Subordinated Discount Notes, maturing June 2005, fixed 13.625% (c)	30,495	30,609
	547,260	547,374
Less current portion (b)	(356,335)	(215,500)
Total long-term debt	$190,925	$331,874

(a)          Represents weighted average interest rate before fees on borrowings under the facility at March 31, 2004.  The weighted-average annual interest rate before fees on borrowings at December 31, 2003 was 7.75%.

(b)         See the discussion below regarding the impact of the change in control of the Company on the various debt instruments.

(c)          The effective rate to the Company is 11.8% due to amortization of a premium related to the notes.  The unamortized balance of the premium at March 31, 2004 and December 31, 2003 was $0.6 million and $0.7 million, respectively.

The indenture relating to the Company’s 13 5/8% senior subordinated discount notes requires the Company to give notice of its intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification.  Under the terms of this indenture, because the Company did not offer to repurchase such notes, its inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes.  Furthermore, upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict the Company’s ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for the 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of May 10, 2004.  If such acceleration and cross default should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

The $215.5 million outstanding under the revolving credit facility is in default due to the change in control of Protection One consummated on February 17, 2004.  The Company entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified covenant breaches for a period not to exceed 90 days, and the Company agreed, among other things, that it could not borrow any additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable.  The standstill agreement is currently scheduled to expire on May 17, 2004, and there can be no assurances that the parties will extend the standstill agreement.  Furthermore, acceleration of the revolving credit facility, if not rescinded or satisfied, would cause cross defaults under the Company’s other debt instruments.  If such acceleration should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of court restructuring.

The Company deferred payment of the semi-annual interest payment that was due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of its 7 3/8% senior notes but subsequently made such payment on March 31, 2004, within the 60-day interest payment grace period.

The indentures relating to the Company’s 8 1/8% senior subordinated notes and to its 13 5/8% senior subordinated discount notes contain certain restrictions, including with respect to its ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation, and amortization, or EBITDA.  The definition of EBITDA varies among the indentures and the revolving credit facility.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense, including amortization of deferred customer acquisition costs and deducting amortization of deferred revenues.  However, under the varying definitions of the indentures, additional adjustments are sometimes required.

The Company’s revolving credit facility contains a number of potential events of default, including financial covenants which it must maintain.  Under the standstill agreement executed with Quadrangle, which expires on May 17, 2004, the Company has received a temporary waiver of certain specified defaults if certain conditions are met.

The Company’s revolving credit facility and the indentures relating to certain of its other indebtedness contain the financial covenants and tests, respectively, summarized below:

Debt Instrument	Financial Covenant
Revolving Credit Facility

Total consolidated debt/annualized most recent quarter EBITDA—less than 5.75 to 1.0 and
Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense—greater than 2.10 to 1.0

Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA—less than 6.0 to 1.0 Senior debt/annualized current quarter EBITDA—less than 4.0 to 1.0

At March 31, 2004, the Company was not in compliance with the covenants under the revolving credit facility and did not meet the tests under the indentures relating to the Company’s ability to incur additional indebtedness or to pay dividends.  As noted above, the Company entered into a standstill agreement with Quadrangle whereby Quadrangle agreed to grant the Company a waiver of certain specified defaults, including failure to comply with these financial covenants, among others, for a 90-day period if certain conditions are met.  The Company’s ability to comply with the ratios and the tests under its debt instruments will be affected by events outside its control and there can be no assurance that the Company will be able to meet them.  Failure to meet the tests would result in continuing restrictions on the Company’s ability to incur additional indebtedness or to pay dividends and a continuing event of default under the revolving credit facility that could allow the lenders to declare all amounts outstanding immediately due and payable.

5.                                      Related Party Transactions:

On February 17, 2004, Westar Industries sold approximately 87% of the issued and outstanding shares of the Company and assigned its rights and obligations under the revolving credit facility to Quadrangle.  See the discussion below and in Note 2, “Change in Majority Owner” for additional information relating to the sale transaction.

Kansas Corporation Commission

On November 8, 2002, the Kansas Corporation Commission, referred to as KCC, issued Order No. 51 which required Westar Energy to initiate a corporate and financial restructuring, reverse specified accounting transactions described in the Order, review, improve and/or develop, where necessary, methods and procedures for allocating costs between utility and non-utility businesses for KCC approval, refrain from any action that would result in its electric businesses subsidizing non-utility businesses, reduce outstanding debt giving priority to reducing utility debt and, pending the corporate and financial restructuring, imposed standstill limitations on Westar Energy’s ability to finance non-utility businesses including the Company. These standstill protections require that Westar Energy seek KCC approval before it takes actions such as making any loan to, investment in or transfer of cash in excess of $100,000 to the Company or another non-utility affiliate, entering into any agreement with the Company or another non-utility affiliate where the value of goods or services exchanged exceeds $100,000, investing, by Westar Energy or Westar Energy’s affiliate, of more than $100,000 in an existing or new non-utility business and transferring any non-cash assets or intellectual property to the Company or another non-utility affiliate.  In addition, Westar Energy must charge interest to the Company and other non-utility affiliates at the incremental cost of their debt on outstanding balances of any existing or future inter-affiliate loans, receivables or other cash advances due Westar Energy.  The Order also suggested that the sale by Westar Energy of the Company’s stock should be explored, along with other alternatives, as a possible source of cash to be used to reduce Westar Energy debt. An additional provision affecting the Company includes a requirement that it cannot sell assets having a value of $100,000 or more without prior KCC approval.

On December 23, 2002, the Kansas Corporation Commission issued Order No. 55 clarifying and modifying the November 8, 2002 Order.  One such clarification was that Westar Energy and Westar Industries would be prohibited from making payments to the Company under the tax sharing agreement until certain requirements were met by Westar Energy regarding its debt.

On January 10, 2003, Protection One filed a petition seeking reconsideration of certain aspects of Order No. 55.  Specifically, the Company requested that the Commission reconsider and revise Order No. 55 so that it clearly does not interfere with the Company’s contractual arrangements with Westar Energy and Westar Industries, including, but not limited to the tax sharing agreement and the revolving credit facility.

On February 11, 2003, the parties to the KCC proceeding filed a Limited Stipulation and Agreement, which sought the KCC’s approval for Protection One to sell all of its Westar Energy stock to Westar Energy.  The KCC approved the Limited Stipulation and Agreement on February 14, 2003.  Protection One sold its Westar Energy stock to Westar Energy on February 14, 2003 for $11.6 million.

On February 25, 2003, the Company entered into a Partial Stipulation and Agreement, which is referred to as the reconsideration agreement, with the Staff of the KCC, Westar Energy, Westar Industries and an intervener.  The reconsideration agreement requested that the KCC issue an order granting limited reconsideration and clarification to its order issued December 23, 2002.  The reconsideration agreement also requests that the KCC authorize Westar Energy and Westar Industries to perform their respective obligations to the Company under the tax sharing agreement and the revolving credit facility. Additionally, the Reconsideration Agreement provides that, among other things; (a) the maximum borrowing capacity under the revolving credit facility will be reduced to $228.4 million and the maturity date may be extended one year to January 5, 2005; (b) Westar Energy may provide funds to Westar Industries to the extent necessary to perform its obligations to the Company under the revolving credit facility; (c) Westar Energy will reimburse the Company approximately $4.4 million for expenses incurred in connection with services provided by Protection One Data Services and AV One, Inc. to Westar Energy and Westar Industries, and for the sale of AV One, Inc. to Westar Energy; and (d) the Management Services Agreement between the Company and Westar Industries is cancelled.

On March 11, 2003, the KCC issued Order No. 65 conditionally approving the reconsideration agreement. The KCC imposed the following on the terms of the reconsideration agreement: (a) the revolving credit facility must be paid off upon the sale of all or a majority of Protection One common stock held by Westar Industries, and this pay-off must be a condition of any sale by Westar Industries of Protection One’s stock; (b) Westar Energy must provide advance notice to the KCC if the payment to the Company under the tax sharing agreement exceeds approximately $20 million; (c) Protection One must receive KCC approval prior to selling any assets exceeding $100,000 and Westar Energy and Westar Industries must receive KCC approval prior to selling their stock in Protection One; and (d) Protection One must waive potential claims against Westar Energy and Westar Industries relating to certain inter-company agreements.  In addition, the KCC reserved the right to impose a deadline for the sale by Westar Industries of its Protection One stock.  Westar Energy is precluded from extending any credit to the Company except for borrowings the Company may make under the revolving credit facility.

In addition, on March 19, 2003, the Company submitted two letters to the KCC in response to KCC Order No. 65, one of which was addressed to the KCC and the other of which was addressed to Westar Energy.  As described in the letters, the Company agreed to (i) release Westar Energy from certain claims relating to Protection One Data Services, Inc., or PODS, AV One, Inc. and the Management Services Agreement and (ii) accept the conditions set forth in Order No. 65 relating to matters other than PODS, AV One, Inc. and the Management Services Agreement.  The Company does not intend to seek reconsideration of Order No. 65.

On January 2, 2004, Westar Energy and Westar Industries filed a Joint Motion with the KCC to sell Westar Industries’ equity interest in Protection One to Quadrangle.  The Joint Motion also sought to assign Westar Industries’ interest in the revolving credit facility to Quadrangle.  In the alternative, the Joint Motion sought permission for Westar Energy to sell its shares of stock in Westar Industries to Quadrangle, at which time Westar Industries’ assets and liabilities would consist of the revolving credit facility and equity interest in Protection One.  On February 13, 2004, the KCC approved the Joint Motion.

Revolving Credit Facility

On February 17, 2004, Westar Industries transferred its rights and obligations as lender under the revolving credit facility to Quadrangle pursuant to the sale agreement.  The Company and Quadrangle entered into a standstill agreement, which expires on May 17, 2004 and, among other things, prohibits the Company from making borrowings under the facility and also prohibits Quadrangle from exercising its remedies under the facility for a period not to exceed 90 days if certain conditions are met.  The Company accrued interest expense of $4.1 million and made a scheduled interest payment to Quadrangle of $4.1 million on borrowings under the facility for the three months ended March 31, 2004.  Of the amount accrued, $2.2 million was recorded prior to February 18, 2004 and $1.9 million was recorded after February 17, 2004.

On March 23, 2004, the Company and Quadrangle entered into a fifteenth amendment to the revolving credit facility that modified the confidentiality provision in the revolving credit facility.

The Company had outstanding borrowings under the revolving credit facility with Westar Industries of $215.5 million at December 31, 2003. The Company accrued interest expense of $2.6 million and made interest payments of $2.9 million on borrowings under the facility for the three months ended March 31, 2003.

Tax Receivable Related to Tax Sharing Agreement

The Company had a receivable balance of $34.0 million and $26.1 million at March 31, 2004 and December 31, 2003, respectively, relating to a tax sharing agreement with Westar Energy.  In December 2003, the Company received $20.0 million from Westar Energy as partial payment for the tax benefit utilized in its 2002 tax return filed in the third quarter of 2003.  The receivable balance of $26.1 million at December 31, 2003 reflects the balance of the estimated tax benefit to be utilized by Westar Energy in its 2003 consolidated income tax return plus the remainder of the 2002 tax benefit not paid in 2003.  An additional $7.9 million receivable was recorded for the estimated tax benefit generated in the first quarter prior to February 17, 2004 that Westar Energy will likely be able to utilize in its 2004 consolidated income tax return, which will likely be filed in 2005.

The Company had been a member of Westar’s consolidated tax group since 1997.  During that time, Westar made payments to the Company for tax benefits attributable to the Company and utilized by Westar in its consolidated tax return pursuant to the terms of a tax sharing agreement.  Following the consummation of the sale of Westar’s ownership interests in the Company, it is no longer a part of the Westar consolidated tax group.

The Company and Westar did not, however, terminate the tax sharing agreement, and based on discussions with Westar and its counsel, there are several areas of potential dispute between the Company and Westar regarding Westar’s obligations under the terms of the tax sharing agreement.  The most material of these potential disputes involve (i) the amount of any tax sharing payments that would be due to the Company if Westar decides in the future to elect to treat the sale of its interests in the Company as a sale of assets under the Internal Revenue Code, (ii) the proper treatment under the tax sharing agreement of tax obligations or benefits arising out of the transaction in which Westar sold its ownership interests in the Company, including the impact on future tax sharing payments related to the cancellation of indebtedness income generated by a partial write down of the revolving credit facility prior to closing or the assignment of the revolving credit facility for less than the full amount outstanding under the facility at closing and (iii) whether tax sharing payments due to the Company when Westar was subject to alternative minimum tax should be calculated at the alternative minimum tax rate of 20% or the normal statutory rate of 35% to the extent that Westar has utilized or is reasonably expected to be able to utilize the associated alternative minimum tax credits or otherwise has received full benefits at normal statutory rates from the Company’s losses.  The Company believes that it has strong positions with respect to these items and will aggressively pursue its positions.  If the Company prevails, it may realize additional tax sharing payments from Westar.

See Note 8, “Income Taxes” for further discussion relating to income taxes.

Administrative Services Agreement

Westar Energy provides administrative services at cost to the Company pursuant to an agreement, known as the administrative services agreement, which includes accounting, tax, audit, human resources, legal, purchasing, facilities services and use of computer systems.  The administrative services agreement will terminate on February 17, 2005, one year after the date of sale of the Company by Westar.  Charges of approximately $0.9 million were incurred for the three months ended March 31, 2004, compared to charges of approximately $1.3 million for the three months ended March 31, 2003.  The Company had a net balance due to Westar Energy primarily for these services of $0.6 million and $0.3 million at March 31, 2004 and December 31, 2003, respectively.

AV ONE and Protection One Data Services

On June 5, 2002, the Company acquired the stock of a wholly owned subsidiary of Westar Industries named Westar Aviation, Inc. for approximately $1.4 million.  The Company subsequently changed the name of the newly acquired corporation to AV ONE, Inc., referred to as AV ONE, and entered into an Aircraft Reimbursement Agreement with Westar Industries.  Under this agreement, Westar Industries agreed to reimburse AV ONE for certain costs and expenses relating to its operations.  In accordance with the reconsideration agreement, Westar Energy reimbursed the Company for all costs incurred relating to the services provided to Westar Energy and Westar Industries and on March 21, 2003, repurchased the stock of AV ONE at book value.  The Company did not incur any gain or loss on the transaction since the sale was transacted at book value.

In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees.  Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services.  As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees.  Operation of the subsidiary and the provision of such services were discontinued as of December 31, 2002.  The approximately 142 Information Technology employees that had accepted employment with PODS were transferred back to their respective companies as of December 31, 2002.  On March 21, 2003, in accordance with the reconsideration agreement, Westar Energy paid the Company $1.1 million for the balance due under the outsourcing agreement.

Quadrangle

Other than interest accrued and paid under the revolving credit facility, discussed above, there were no intercompany transactions recorded with Quadrangle in the first quarter of 2004.

6.                                      Commitments and Contingencies:

Litigation

Dealer Litigation

In May 1999, six former Protection One dealers filed a class action lawsuit against Protection One Alarm Monitoring, Inc., known as Monitoring, in the U. S. District Court for the Western District of Kentucky alleging breach of contract arising out of a disagreement over the interpretation of certain provisions of their dealer contracts.  The action is styled Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H (filed May 21, 1999).  In September 1999, the court granted Monitoring’s motion to stay the proceeding pending the individual plaintiffs’ pursuit of arbitration as required by the terms of their agreements.  On June 22, 2000, the court denied plaintiffs’ motion for collective arbitration. On or about September 30, 2000, notwithstanding the court’s denial of plaintiffs’ motion for collective arbitration, the six former dealers, along with two additional dealers, filed a Motion to Compel Consolidation Arbitration with the American Arbitration Association, or AAA.  On November 21, 2000, the AAA denied the dealers’ motion and advised they would proceed on only one matter at a time, beginning with Beachwood Security Group.  Beachwood subsequently filed for bankruptcy and its claim has been dismissed by AAA.  Otherwise, only Masterguard Alarms initially proceeded with arbitration.  On March 8, 2002, Masterguard’s claims against Monitoring were settled by the mutual agreement of the parties.

On May 8, 2002, Sentralarm, one of the initial plaintiffs in the Total Security Solutions lawsuit, filed an individual demand for arbitration.  Its claims were settled by the mutual agreement of the parties on February 21, 2003.  On July 25, 2002, Complete Security, Inc., another dealer which was among the original plaintiffs in the Total Security Solutions proceeding, initiated arbitration proceedings against Monitoring, also alleging breach of contract, misrepresentation, consumer fraud and franchise law violations.  On September 2, 2003, Complete Security’s claims against Monitoring were settled by the mutual agreement of the parties.

The remaining original plaintiffs in the Total Security Solutions case have not pursued claims in arbitration.

Another dealer that was not a plaintiff in the original Total Security Solutions litigation, Ira Beer, owner of Security Response Network, Inc. and Homesafe Security, Inc., has brought similar claims in arbitration against the Company.  Discovery is on-going in this matter.

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

University of New Hampshire Litigation

On July 2, 2002, Monitoring received a letter from the University of New Hampshire, asserting claims against Monitoring due to Monitoring’s alleged failure to properly monitor a low-temperature freezer used by the University to store research specimens, which failure allegedly caused damage to or destruction of scientific specimens.  The University’s letter alleged losses of $250,000.  On or about August 13, 2002, Monitoring received a letter from counsel to Dr. Stacia Sower, whom the Company understands to be a professor at the University whose specimens were among those allegedly damaged or destroyed, alleging that the loss was approximately $1.1 million.

In early August, 2003, Dr. Sower and the University filed separate lawsuits against Monitoring in New Hampshire Superior Court (Stacia Sower v. Protection One Alarm Monitoring, Inc. and University of New Hampshire v. Protection One Alarm Monitoring, Inc. & CU Security, Docket Number 03-C-0199).  Dr. Sower’s suit alleges breach of the duty of care, violations of New Hampshire Revised Statute Chapter 358-A, products liability and other causes of action.  The University’s suit alleges negligence, breach of contract, breach of implied covenant of good faith and fair dealing, negligent or intentional misrepresentation, strict liability, violations of New Hampshire Revised Statute Chapter 358-A, breach of implied warranties and other causes of action.  Both lawsuits seek unspecified monetary damages.  The University’s lawsuit also seeks rescission of Monitoring’s contract with the university.

Both lawsuits were removed, without objection, to the United States District Court for the District of New Hampshire.  Monitoring has answered the complaints, filed a counterclaim against the University of New Hampshire (seeking a declaratory judgment that the University of New Hampshire is contractually obligated to defend and/or indemnify Monitoring as to the claims asserted by Dr. Sower) and filed a cross-complaint against the subcontractor who installed portions of the alarm system, seeking indemnification.  The subcontractor has answered Monitoring’s cross-complaint with a denial of any obligation to indemnify Monitoring in connection with this matter.  The parties have informally agreed to have the two cases consolidated and the court has issued a consolidation order effectively joining the cases under one case number.

Since the consolidation, the University of New Hampshire has amended its complaint to assert direct claims against the subcontractor alleging that the subcontractor’s duty to indemnify Monitoring for alleged losses suffered by Dr. Sower is primary and supercedes any indemnification obligation owed by the University of New Hampshire.  No new allegations against Monitoring were made in the University of New Hampshire’s Amended Complaint.

The parties have also (i) exchanged documents and responses to interrogatories, and (ii) held an expert test of the freezer alarm system.  Monitoring’s expert is currently reviewing and analyzing the results of the test of the freezer alarm system.  The preliminary analysis indicates that the alarm system was functioning properly, but circuitry internal to the freezer (for which Monitoring is not responsible) was not functioning.  The university’s expert report is due on May 15, 2004.  Monitoring’s expert report is due on July 1, 2004.  Depositions of fact witness will be held in the summer of 2004.  Expert depositions will follow thereafter.

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

Rogers Litigation

On August 2, 2002, Monitoring, Westar Energy, Inc. and certain former employees of Monitoring, as well as certain third parties, were sued in the District Court of Jefferson County, Texas, by Regina Rogers, a resident of Beaumont, Texas (Case No. D167654).  Ms. Rogers has asserted various claims due to casualty losses and property damage she allegedly suffered as a result of a fire to her residence on August 17, 2000.  In her complaint, Ms. Rogers alleges that Protection One and certain of its employees were negligent, grossly negligent and malicious in allegedly failing to properly service and monitor the alarm system at the residence.  The complaint also alleges various violations of the Texas Deceptive Trade Practices Act, or DTPA, fraud and breach of contract.  Relief sought under the complaint includes actual, exemplary and treble damages under the DTPA, plus attorneys’ fees.  Although the complaint does not specify the amount of damages sought, counsel for the plaintiff has previously alleged actual damages of approximately $7.5 million.  The Company believes it has adequate insurance coverage with respect to the potential liability.  The Company’s primary insurance carrier is providing defense of the action, and the excess carrier is proceeding under a reservation of rights.  In the opinion of management the outcome should not have a material adverse effect upon the Company’s consolidated financial position or results of operations.  Discovery is on-going in this matter.

Milstein Litigation

On May 20, 2003, Joseph G. Milstein filed a putative class action suit against Protection One Alarm Services, Inc. in Los Angeles Superior Court (Case No. BC296025).  The complaint alleges that Mr. Milstein, and similarly situated Protection One customers in California, should not be required to continue to pay for alarm services during the term of their contracts if the customer moves from the monitored premises.  The complaint seeks money damages and disgorgement of profits based on several purported causes of action.  On May 29, 2003, the plaintiff added Monitoring as a defendant in the lawsuit.  On October 28, 2003, the Court granted Protection One’s motion to compel arbitration of the dispute pursuant to the terms of the customer contract.

In late January 2004, plaintiff filed an arbitration submission agreement with the Los Angeles office of the AAA.  An arbitrator has been assigned to the case, but no discovery or pre-hearing conferences with the arbitrator have occurred.  Monitoring maintains that the claims asserted in this matter are without merit, and it intends to vigorously defend against any and all claims relating to this matter.

General Claims and Disputes

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

Retention Payments and Severance Arrangements

In order to retain the services of numerous employees who, as a result of Westar’s announcement of its intent to dispose of its ownership interest in the Company, may have felt uncertain about future ownership, management and direction, the Company entered into retention and severance arrangements with approximately 190 employees to provide incentives for such employees to remain with the Company through the sales process.  On October 31, 2003, the Company paid approximately $5.1 million to those employees who fulfilled their obligations related to the retention agreements.  Additional severance amounts of approximately $9.8 million may also be paid under these arrangements to those employees, if any, who are terminated following a change in control.  No significant amounts have been expensed by the Company relating to the severance arrangements.

An additional approximately $11.0 million was paid to executive management upon the change in control of the Company on February 17, 2004, pursuant to their employment agreements with the Company.  As of December 31, 2003 no amounts had been expensed relating to these additional payments to executive management.

In addition, upon the change in control, $3.5 million was paid to the financial advisor to the Company’s Special Committee of the Board of Directors.  In February 2004, the Company recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change in control.  In 2003, the Company expensed approximately $1.2 million for legal and other professional fees related to the change in control for the year ended December 31, 2003.

Restructuring Charges

In addition to its own financial and legal advisors, the Company has agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to a potential restructuring of the Company’s indebtedness, currently under discussion among the Company, Quadrangle and its affiliates (the lenders under the revolving credit facility) and certain holders of the Company’s publicly-held debt.  If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns.  If a successful restructuring is completed, the Company may be obligated to pay success fees to the financial advisors in an aggregate amount of up to $7 million.  For the quarter ended March 31, 2004, the Company has expensed $0.9 million relating to these advisors.

SEC Inquiry

On or about November 1, 2002, the Company, Westar Energy and its former independent auditor, Arthur Andersen LLP, were advised by the Staff of the Securities and Exchange Commission that the Staff would be inquiring into the practices of the Company and Westar Energy with respect to the restatement of their first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of the Company and Westar Energy would be reaudited.  The Company has cooperated and intends to cooperate further with the Staff in connection with any additional information requested in connection with such inquiry.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2003.  The Company manages its business segments based on earnings before interest, income taxes, depreciation and amortization (including amortization of deferred customer acquisition costs and revenues) and other income and expenses (“adjusted EBITDA”).

Three Months Ended March 31, 2004

(Dollars in thousands)

	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$57,804	$9,328		$67,132
Adjusted EBITDA(4)	17,799	3,757		21,556
Amortization of intangibles and depreciation expense	18,421	1,239		19,660
Amortization of deferred costs in excess of amortization of deferred revenues	3,624	1,141		4,765
Change in control and reorganization costs	15,587	1,543		17,130
Operating loss	(19,833)	(166)		(19,999)
Segment assets	469,019	88,528	(62,116)	495,431
Expenditures for property	983	178		1,161
Investment in new accounts, net	4,391	955		5 ,346

Three Months Ended March 31, 2003

(Dollars in thousands)

	North America(1)	Multifamily	Adjustments(3)	Consolidated
Revenues	$60,741	$9,345		$70,086
Adjusted EBITDA(4)	15,657	3,713		19,370
Amortization of intangibles and depreciation expense	18,971	1,232		20,203
Amortization of deferred costs in excess of amortization of deferred revenues	2,872	1,030		3,902
Operating income (loss)	(6,186)	1,451		(4,735)
Segment assets	795,066	96,891	(54,990)	836,967
Expenditures for property	1,228	164		1,392
Investment in new accounts, net	5,577	1,100		6,677

(1)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.8 million and $0.6 million for the quarters ended March 31, 2004 and 2003, respectively.

(2)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.2 million for each of the quarters ended March 31, 2004 and 2003.

(3)  Adjustment to eliminate intersegment accounts receivable.

(4)  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of Protection One.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the financial performance of Protection One.  Protection One believes presentation of Adjusted

EBITDA enhances an understanding of financial condition, results of operations and cash flows because Adjusted EBITDA is used by Protection One to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth.  In addition, Protection One believes that Adjusted EBITDA is a factor that is typically considered by senior lenders and subordinated creditors and the investment community in determining the current borrowing capacity and the estimated long-term value of companies with recurring cash flows from operations.  Protection One’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.  The following table provides a calculation of Adjusted EBITDA for each of the periods presented above:

	Three Months Ended March 31,
	2004			2003
	(amounts in thousands)
	North America	Multifamily	Consolidated	North America	Multifamily	Consolidated
Income (loss) before income taxes	$(29,746)	$(1,315)	$(31,061)	$(14,235)	$244	$(13,991)
Plus:
Interest expense	9,924	1,149	11,073	8,068	1,207	9,275
Amortization of intangibles and depreciation expense	18,421	1,239	19,660	18,971	1,232	20,203
Amortization of deferred costs in excess of amortization of deferred revenues	3,624	1,141	4,765	2,872	1,030	3,902
Change in control and reorganization costs	15,587	1,543	17,130	—	—	—
Less:
Other income	(11)	—	(11)	(19)	—	(19)
Adjusted EBITDA	$17,799	$3,757	$21,556	$15,657	$3,713	$19,370

8.                                      Income Taxes:

The Company has a tax sharing agreement with Westar Energy.  Pursuant to this agreement Westar Energy has made payments to the Company for current tax benefits utilized by Westar Energy in its consolidated tax return irrespective of whether the Company would realize these current benefits on a separate return basis.  As of December 31, 2003, other than for net operating loss carryforwards, no valuation allowance had been established by the Company because the tax sharing agreement utilized a parent company down approach in the allocation of income tax expense among members of the consolidated tax group and, consistent with that approach, no valuation allowance had been allocated to the Company.  As a result of the February 17, 2004 sale transaction whereby Westar sold its investment in the Company, $285.9 million of the Company’s net deferred tax assets are not expected to be realizable, and the Company therefore recorded a non-cash charge against income to establish a valuation allowance for these assets.  Absent the completion of a restructuring, the Company is not expected to be in a position to record a tax benefit for losses incurred.

In addition, as a result of the sale, except for amounts owed with respect to losses the Company incurred prior to leaving the Westar consolidated tax group, the Company will no longer receive payments from Westar Energy.  In 2003, the Company received aggregate payments from Westar Energy of $20.0 million.  The loss of these payments will have a material adverse effect on the Company’s cash flow.  There are several areas of potential dispute between the Company and Westar regarding Westar’s obligations under the terms of the tax sharing agreement.  See the discussion in Note 5, “Related Party Transactions.”

For the quarter ended March 31, 2004, the Company recorded a tax benefit of $7.6 million and tax expense of $285.9 million from a valuation allowance established for most of its deferred tax assets, resulting in net income tax expense of $278.3 million.  As discussed above, absent the completion of a restructuring, the Company is not expected to be in a position to record tax benefits for losses incurred in the future.

9.                                      Recent Board of Directors Developments:

As a result of Westar’s sale of its interests in the Company, Westar’s designees on the Company’s Board of Directors, Bruce A. Akin, James T. Clark, Greg Greenwood, Larry D. Irick and William B. Moore, resigned from the Board of Directors, effective as of the closing of the sale transaction.  The Company also announced that Donald A. Johnston resigned from its Board of Directors, effective as of the closing of the sale transaction.

Due to these resignations, the Company’s Board of Directors consists of only three members, including the Company’s President and CEO, Richard Ginsburg.  On March 31, 2004, the Company announced that Ben M. Enis had been named as its new Chairman of the Board, replacing William B. Moore who had resigned previously.  Because the Board consists of only three members, the various committees of the Board have been temporarily dissolved, and the full Board is acting on those matters previously addressed by such committees.

10.                             Going Concern and Management’s Plan:

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company continues to face liquidity problems caused by its significant debt burden and continuing net losses.  Absent recapitalization and restructuring its debts, management believes its projected cash flow will be insufficient to support its current debt balances, which may be accelerated or which it may be required to offer to repurchase as a result of the change in control, and related interest obligations.

Westar, which owned approximately 88% of the Company’s common stock, was also an important source of the Company’s external capital through a revolving credit facility and through payments made under a tax sharing agreement.  On February 17, 2004, Westar Industries consummated the sale of its equity interest in the Company and the assignment of its rights and obligations under the revolving credit facility to Quadrangle.  As a result of this transaction, the Company does not expect to have sufficient cash flow to fund its operations in 2004 without a restructuring of its debts for the reasons described below.

The indenture relating to the Company’s 13 5/8% senior subordinated discount notes requires the Company to give notice of its intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification.  Under the terms of this indenture, because the Company did not offer to repurchase such notes, its inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes.  Furthermore, upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict the Company’s ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for the Company’s 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of March 31, 2004.  If such acceleration and cross default should occur, the Company does not have the funds available to repay the indebtedness, and it could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

The $215.5 million outstanding under the revolving credit facility is in default due to the change in control of Protection One consummated on February 17, 2004.  The Company entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the breach of the change in control provision and other covenant breaches for a period not to exceed 90 days, and the Company agreed, among other things, not to borrow additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness due and payable.  The standstill agreement is currently scheduled to expire on May 17, 2004, and there can be no assurances that the parties will extend the standstill agreement.  Furthermore, acceleration of the revolving credit facility, if not rescinded or satisfied, would cause cross defaults under the Company’s other debt instruments.  If such acceleration should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Except for amounts owed with respect to losses the Company incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in the Company, it will no longer receive payments from Westar under the tax sharing agreement.  Such loss of tax payments will have a material adverse effect on the Company’s liquidity.

The Company’s 7 3/8% senior notes and 8 1/8% senior subordinated notes require it to make a repurchase offer at 101% of the principal amount, plus interest, in the event of a change in control triggering event.  A change in control triggering event consists of a change in control coupled with the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies, provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control.  As of March 31, 2004, $190.9 million principal amount of the 7 3/8% senior notes and $110.3 million principal amount of the 8 1/8% senior subordinated notes were outstanding.  Should such repurchase right be triggered, the Company lacks the funds to repurchase these debt securities, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Management’s Plan

The Company has retained Houlihan Lokey Howard & Zukin Capital as its financial advisor and has begun preliminary discussions regarding a proposed restructuring with Quadrangle and its affiliates (the lenders under the revolving credit facility) and certain holders of its publicly-held debt.  If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns.  Discussions with Quadrangle and other debt holders are in the preliminary stages, and there can be no assurance that an agreement regarding financial restructuring will be reached or what other actions the Company may need to take, including selling assets, to meet its liquidity needs.

The Company’s operating strategy continues to be to improve returns on invested capital by realizing economies of scale from increasing customer density in the largest urban markets in North America.  The Company plans to accomplish this goal by:  (i) retaining its customers by providing superior customer service from its monitoring facilities and its branches; and (ii) using its national presence, strategic alliances, such as its alliance with BellSouth Telecommunications, Inc., and strong local operations to persuade the most desirable residential and commercial prospects to enter into long term agreements with it on terms that permit it to achieve appropriate returns on capital.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to over 1.0 million customers in North America as of March 31, 2004.  Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers’ homes and businesses.  We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers.

Important Matters

We have reported losses for the past several years.  Westar Energy has consummated the sale of its equity interest in us, and the assignment of its rights and obligations in the credit facility that it provided to us, to Quadrangle.  We refer to such credit facility as the revolving credit facility.  A primary financing source for us has been the revolving credit facility, and additional credit under such facility has been eliminated by a standstill agreement executed by Quadrangle and us.  Payments made to us by Westar Energy under a tax sharing agreement between Westar and us were another important source of liquidity for us, and except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we will no longer receive payments from Westar Energy under the tax sharing agreement.  We have evaluated these conditions and events in establishing our operating plans.  We plan to carefully monitor the level of investment in new customer accounts and continue control of operating expenses and capital expenditures.  The sale by Westar Energy has resulted in a $285.9 million non-cash charge against our income to establish a valuation allowance for deferred tax assets that we believe are not realizable, and the sale is expected to further materially adversely affect our financial position, results of operations and liquidity.  We may need to restructure our indebtedness in an out-of-court proceeding and/or seek the protection of federal bankruptcy laws to reorganize.

We continue to face liquidity problems caused by our significant debt burden and continuing net losses.  Absent recapitalization and restructuring our debts, management believes our projected cash flow will be insufficient to support our current debt balances, which may be accelerated or which we are required to offer to repurchase as a result of the change in control, and related interest obligations.  Our independent public accountants included in their report on our consolidated financial statements for the fiscal year ended December 31, 2003 explanatory language that describes the significant uncertainty about our ability to continue as a going concern due to recurring losses from operations, deficiency in working capital, inability to obtain ongoing financing and breach of covenants on outstanding debt subsequent to year end.

We have retained Houlihan Lokey Howard & Zukin Capital as our financial advisor and have begun preliminary discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under our revolving credit facility, and certain holders of our publicly-held debt.  If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns.  Discussions with Quadrangle and other debt holders are in the preliminary stages, and there can be no assurance that an agreement regarding financial restructuring will be reached or what other actions we may need to take, including selling assets, to meet our liquidity needs.

As a result of Westar’s sale of its interests in us, the indenture relating to our 13 5/8% senior subordinated discount notes requires us to give notice of our intention to repurchase the notes, which had aggregate outstanding principal of $29.9 million as of March 31, 2004, within 30 days following the date of a change in control, and to consummate the repurchase within 60 days of such notification.  We have not given notice of our intention to repurchase these notes, and this inaction constitutes a covenant breach under the notes’ indenture, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture.  Furthermore, upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict our ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for our 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of March 31, 2004.  If such acceleration and cross default should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Furthermore, as a result of Westar’s sale of its interests in us, the $215.5 million outstanding under the revolving credit facility is in default.  We entered into a standstill agreement with Quadrangle, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified covenant breaches for a period not to exceed 90 days, and we agreed that we could not borrow any additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable.  The standstill agreement is currently scheduled to expire on May 17, 2004, and there can be no assurances that the parties will extend the standstill agreement.  Furthermore, acceleration of our revolving credit facility, if not rescinded or satisfied, would cause cross defaults under our other debt instruments.  If such acceleration should occur, we would not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-Q have not occurred.  If we seek an out-of-court restructuring, there can be no assurances as to whether or not such restructuring would be successful.

Summary of Other Significant Matters

Net Loss.  We incurred a net loss of $309.4 million in the first quarter of 2004.  This net loss includes a charge of $285.9 million to establish a valuation allowance for our deferred tax assets and an after-tax expense of $15.1 million relating to the change in control and subsequent restructuring efforts.  The remaining net loss of $8.4 million reflects a decline in revenue, substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness.  Absent a successful restructuring, we do not expect to have earnings in the foreseeable future.

Write Down of Deferred Tax Assets. Prior to Westar’s sale of its interest in us, we had a pro-rata tax sharing agreement with Westar Energy.  Pursuant to this agreement, Westar Energy made payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return. Because Westar Energy completed its disposition of its investment in us, most of our net deferred tax assets, which were $286.3 million at December 31, 2003, were determined not to be realizable.  We recorded a non-cash charge against income for the portion of our net deferred tax assets we determined not to be realizable.

Trade Credit Availability.  In April 2004, we renegotiated credit terms with some of our security equipment vendors resulting in reduced availability of trade credit in exchange for prompt payment discounts.  As a result of these changes in terms, trade payables have been reduced by about $2.5 million since March 31, 2004.  We believe that other vendors may seek to renegotiate credit terms with us, which could result in further reductions of trade credit availability.

Payment of Interest.  We deferred payment of the semi-annual interest payment that was due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of our 7 3/8% senior notes.  Payment was made on March 31, 2004, within the 60-day interest payment grace period.

New Software Will Be Required.  During 2003, we began the process of replacing our accounting, human resources, inventory management and accounts payable software.  Implementation of new software is required as a result of Westar’s disposition of its investment in us and commenced in the first quarter of 2004.  We expect to invest approximately $2.6 million for implementation of the new software.

Payment of Transaction-related Bonuses and Fees.  In order to retain the services of numerous employees who, as a result of Westar’s interest in exploring strategic alternatives for divesting its ownership interest in us, may have felt uncertain about our future ownership, management and direction, we entered into retention and severance arrangements in 2003 with approximately 190 employees to provide incentives for these employees to remain with us through the sales process.  On October 31, 2003, we paid approximately $5.1 million to those employees who fulfilled their obligation related to the retention agreement.  Additional severance amounts of up to an aggregate of approximately $9.8 million may also be paid under these arrangements to those employees, if any, who are terminated within a defined period following the change in control that occurred on February 17, 2004.  No significant amounts have been expensed by us relating to the severance arrangements.

Upon the change in control on February 17, 2004, an additional $11.0 million was paid to executive management.  In addition, upon the change in control, fees and expenses of $3.5 million were paid to the financial advisor to our Special Committee of the Board of Directors.  During the first quarter of 2004, we expensed approximately $0.4 million for legal and other professional fees related to the change in control.  In addition, in February 2004, we recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change in control.

Financial Advisory and Legal Fees.  We have retained Houlihan Lokey Howard & Zukin Capital as our financial advisor and have begun preliminary discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under our revolving credit facility, and certain holders of our publicly-held debt.  We are required to pay financial advisory and legal fees incurred on behalf of the holders of our publicly-held debt.  During the first quarter of 2004, we expensed approximately $0.9 million for such fees.

Dispute Regarding Tax Sharing Payments.  We have been a member of Westar’s consolidated tax group since 1997.  During that time, Westar made payments to us for tax benefits attributable to us and utilized by Westar in its consolidated tax return pursuant to the terms of a tax sharing agreement.  Following the consummation of the sale of Westar’s ownership interests in us, we are no longer a part of the Westar consolidated tax group.

We and Westar did not, however, terminate our tax sharing agreement, and based on discussions with Westar and its counsel, there are several areas of potential dispute between us regarding Westar’s obligations under the terms of the tax sharing agreement.  The most material of these potential disputes involve (i) the amount of any tax sharing payments that would be due to us if Westar decides in the future to elect to treat the sale of its interests in us as a sale of assets under the Internal Revenue Code, (ii) the proper treatment under the tax sharing agreement of tax obligations or benefits arising out of the transaction in which Westar sold its ownership interests in us, including the impact on future tax sharing payments to us related to the cancellation of indebtedness income generated by a partial write down of the revolving credit facility prior to closing or the assignment of the revolving credit facility for less than the full amount outstanding under the facility at closing and (iii) whether tax sharing payments due to us when Westar was subject to alternative minimum tax should be calculated at the alternative minimum tax rate of 20% or the normal statutory rate of 35% to the extent that Westar has utilized or is reasonably expected to be able to utilize the associated alternative minimum tax credits or otherwise has received full benefits at normal statutory rates from our losses.  We believe that we have strong positions with respect to these items and will aggressively pursue our positions.  If we prevail, we may realize additional tax sharing payments from Westar.

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue may not be comparable to other similarly titled measures of other companies and recurring monthly revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.  We had approximately $20.0 million and $20.8 million of recurring monthly revenue as of March 31, 2004 and 2003, respectively.  The decrease is primarily a result of our net loss of 25,015 customers during the twelve month period ending March 31, 2004.  While the rate of decrease is significantly slower than it was in prior years, we expect this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

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

The following table identifies RMR by segment and in total for the years indicated.

	Quarter ended March 31, 2004			Quarter ended March 31, 2003
	North America	Multi family	Total	North America	Multi family	Total
	(in thousands)			(in thousands)
Beginning RMR balance (a)	$17,255	$2,834	$20,089	$18,239	$2,798	$21,037
RMR retail additions	423	59	482	423	67	490
RMR retail losses	(538)	(51)	(589)	(672)	(67)	(739)
Net change in wholesale RMR	(5)	—	(5)	11	—	11
Ending RMR balance	$17,135	$2,842	$19,977	$18,001	$2,798	$20,799

(a) Beginning RMR balance includes $850 and $806 wholesale customer RMR for 2004 and 2003, respectively, in both the North America segment and in total.  Our Multifamily segment RMR does not contain wholesale customer RMR.

We believe the presentation of recurring monthly revenue is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  The table below reconciles our recurring monthly revenue to revenues reflected on our consolidated statements of operations.

	Quarter Ended March 31,
	2004			2003
	North America	Multi- family	Total	North America	Multi- family	Total
	(in millions)
Recurring Monthly Revenue at March 31	$17.1	$2.9	$20.0	$18.0	$2.8	$20.8
Amounts excluded from RMR:
Amortization of deferred revenue	0.5	0.1	0.6	0.3	0.1	0.4
Other revenues (a)	1.5	0.1	1.6	2.2	0.5	2.7
Revenues (GAAP basis):
March	19.1	3.1	22.2	20.5	3.4	23.9
January – February	38.7	6.2	44.9	40.3	5.9	46.2
January – March	$57.8	$9.3	$67.1	$60.8	$9.3	$70.1

(a) Revenues that are not pursuant to monthly contractual billings.

Customer Creation and Marketing.  Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately fifty-five markets.  The internal sales program generated 13,315 accounts and 12,186 accounts in the first quarter of 2004 and 2003, respectively.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.  We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

	Quarter Ended March 31,
	2004	2003
North America Segment (1):
Customer additions	13,315	12,186
Customer losses	(20,830)	(21,605)
Net decrease in account base	(7,515)	(9,419)

RMR additions	$422,993	$423,305
RMR losses	$(542,664)	$(661,892)
Net decrease in RMR	$(119,671)	$(238,587)

Multifamily Segment (2):
Customer additions	4,697	6,298
Customer losses	(5,450)	(5,510)
Net increase (decrease) in account base	(753)	788

RMR additions	$58,664	$66,878
RMR losses	$(50,897)	$(66,293)
Net increase in RMR	$7,767	$585

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

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region.  The marketing alliance agreement provides that it may be terminated by mutual written consent of both parties or by either party upon 180 days notice or earlier upon occurrence of certain events.  Among other things, should we make an assignment for the benefit of creditors, should an order for relief under the U. S. Bankruptcy Code be entered by a United States Court against us or should a trustee or receiver of any substantial part of our assets be appointed by any court, or if we are in default with respect to any of the covenants relating to financial performance set forth in the 7 3/8% senior notes,

BellSouth may seek to terminate the alliance which could have a material adverse impact on our operating results.  Under this agreement, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region.  BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory.  We follow up on the leads and attempt to persuade them to become customers of our monitored security services.  We also market directly to small businesses.  We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges.  Approximately one-fifth of our new accounts created in the first quarter of 2004 and in all of 2003 were produced from this arrangement.  Termination of this agreement could have an adverse affect on our ability to generate new customers in this territory.

We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

Attrition.  Subscriber attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow.  We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period.  In some instances, we use estimates to derive attrition data.  We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base.  We do not reduce the gross accounts lost during a period by “move in” accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or “competitive takeover” accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

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

Customer attrition by business segment for the three months ended March 31, 2004 and 2003 is summarized below:

	Customer Account Attrition
	March 31, 2004		March 31, 2003
	Annualized First Quarter	Trailing Twelve Month	Annualized First Quarter	Trailing Twelve Month

North America	10.3%	10.5%	10.6%	12.2%
North America, excluding wholesale	13.3%	14.3%	14.1%	15.0%
Multifamily	6.5%	5.7%	6.7%	7.0%
Total Company	9.1%	9.0%	9.4%	10.6%

Security and Exchange Commission Inquiry.  On or about November 1, 2002, we, Westar Energy and its former independent auditor, Arthur Andersen LLP, were advised by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the practices of us and Westar Energy with respect to the restatement of the first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of Protection One and Westar Energy would be reaudited.  We have cooperated and intend to cooperate further with the Staff in connection with any additional information requested in connection with such inquiry.

Critical Accounting Estimates

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

Note 2 of the Notes to Consolidated Financial Statements of our Form 10-K for the year ended 2003 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  The following is a brief description of the more significant accounting policies and methods we use.

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

The table below reflects the impact of this accounting policy on the respective line items of the Statement of Operations for the three months ended March 31, 2004 and 2003.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the three months ended March 31,
	2004			2003
	Revenues-other	Cost of revenues- other	Selling expense	Revenues-other	Cost of revenues- other	Selling expense
	(in thousands)
North America segment:
Total amount incurred	$8,106	$9,091	$7,592	$7,895	$9,872	$9,372
Amount deferred	(4,700)	(5,828)	(3,249)	(4,255)	(6,001)	(3,773)
Amount amortized	1,382	2,547	2,459	910	1,791	1,991
Amount included in Statement of Operations	$4,788	$5,810	$6,802	$4,550	$5,662	$7,590

Multifamily segment:
Total amount incurred	$163	$1,044	$612	$203	$1,230	$684
Amount deferred	(88)	(965)	(78)	(114)	(1,134)	(108)
Amount amortized	394	1,453	82	341	1,296	75
Amount included in Statement of Operations	$469	$1,532	$616	$430	$1,392	$651

Total Company:
Total amount incurred	$8,269	$10,135	$8,204	$8,098	$11,102	$10,056
Amount deferred	(4,788)	(6,793)	(3,327)	(4,369)	(7,135)	(3,881)
Amount amortized	1,776	4,000	2,541	1,251	3,087	2,066
Amount reported in Statement of Operations	$5,257	$7,342	$7,418	$4,980	$7,054	$8,241

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

The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts.  The report showed our North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of nine years.  Our Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of ten years.  Taking into account the results of the lifing study and the inherent expected declining revenue streams for North America and Multifamily, in particular during the first five years, we adjusted the amortization of customer accounts for our North America and Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues.

We recorded approximately $17.1 million of customer account amortization expense for each of the quarters ending March 31, 2004 and 2003.  This amount would change if we changed the estimated life or amortization rate for customer accounts.

Income Taxes.  As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  In the first quarter of 2004, due to Westar’s sale of its interest in us, we determined that most of our deferred tax assets would not be realizable.  We recorded a non-cash charge to income in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of net deferred tax assets determined not to be realizable.

In addition, as a result of the sale, except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we will no longer receive payments from Westar Energy.  In 2003, we received aggregate payments from Westar Energy of $20.0 million.  The loss of these payments will have a material adverse effect on our cash flow.  There are several areas of potential dispute between us regarding Westar’s obligations under the terms of the tax sharing agreement.  See “Summary of Significant Matters-Dispute Regarding Tax Sharing Payments” above.

Operating Results

We separate our business into two reportable segments:  North America and Multifamily.  North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Protection One Consolidated

Revenues decreased approximately 4.2% in the first quarter of 2004 compared to the first quarter of 2003, primarily due to the decline in the size of our customer base.  Cost of revenues decreased approximately 4.6% primarily due to a decrease of $0.6 million in salary expense in our monitoring centers, a decrease of $0.9 million in other monitoring costs partially offset by an increase of $0.1 million in service costs.  General and administrative costs increased approximately 73.0%, primarily due to payments made to executive management, financial advisors and legal counsel in connection with the sale by Westar of its interest in us.  Selling costs decreased approximately 10.0%, primarily due to a decrease in security consultant compensation and related benefits of $1.0 million offset by increases in other selling department expenses.  Interest expense increased by approximately 19.4%, primarily due to an increase in the weighted average interest rate of our revolving credit facility.  In the first quarter of 2004, we recorded a non-cash charge to income in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of deferred tax assets determined not to be realizable.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended March 31,
	2004		2003
	(dollars in thousands)
Revenues:
Monitoring and related services	$53,016	91.7%	$56,191	92.5%
Other	4,788	8.3	4,550	7.5

Total revenues	57,804	100.0	60,741	100.0

Cost of revenues:
Monitoring and related services	15,499	26.8	16,962	27.9
Other	5,810	10.1	5,662	9.3

Total cost of revenues	21,309	36.9	22,624	37.2

Gross profit	36,495	63.1	38,117	62.8
Selling expense	6,802	11.7	7,590	12.5
General and administrative expense	31,105	53.8	17,742	29.2
Amortization of intangibles and depreciation expense	18,421	31.9	18,971	31.3
Operating income (loss)	$(19,833)	(34.3)%	$(6,186)	(10.2)%

2004 Compared to 2003.  We had a net decrease of 7,515 customers in the first quarter of 2004 as compared to a net decrease of 9,419 customers in the first quarter of 2003.  The average customer base for the first quarter of 2004 and 2003 was 708,734 and 739,077, respectively, or a decrease of 30,343 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.  We expect that this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We believe the decrease in annualized quarterly attrition is due to a company wide focus on retaining our current customers. We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

Further analysis of the change in the North American account base between the two periods is discussed below.

	Three Months Ended March 31,
	2004	2003

Beginning Balance, January 1	712,491	743,786
Customer additions	13,315	12,186
Customer losses, excluding wholesale	(18,343)	(20,821)
Change in wholesale customer base and other adjustments	(2,487)	(784)
Ending Balance, March 31	704,976	734,367

Annualized quarterly attrition	10.3%	10.6%

Monitoring and related service revenues decreased 5.7% in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the 4.1% decline in our customer base.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues increased 5.2% the first quarter of 2004 compared to the first quarter of 2003 due to an increase of approximately $0.5 million from the amortization of previously deferred revenues, partially offset by a decrease in commercial outright sales activity. These revenues are generated from our internal installations of new alarm systems and consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenues.

Cost of monitoring and related services revenues decreased 8.6% in the first quarter of 2004 compared to the first quarter of 2003. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease in the first quarter of 2004 compared to the first quarter of 2003 is primarily due to a $0.6 million decrease in monitoring center wage expense due to a reduction in headcount and a $1.0 million decrease in service costs due in part to a 6.2% decrease in our retail customer base and increased efficiency of our service technicians..

Costs of monitoring and related services revenues as a percentage of the related revenues decreased to 29.2% in the first quarter of 2004 from 30.2% in the first quarter of 2003.

Cost of other revenues increased 2.6% in the first quarter of 2004 compared to the first quarter of 2003. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.  The increase in 2004 is primarily due to an $0.8 million increase in amortization of previously deferred customer acquisition costs, partially offset by a decrease in costs related to commercial outright sales.  These costs as a percentage of other revenues were 121.3% for the first quarter of 2004 as compared to 124.4% for the first quarter of 2003.

Selling expenses decreased 10.4% in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the reduction in our sales force and support staff we experienced in 2003.

General and administrative expenses increased 75.3% in the first quarter of 2004 compared to the first quarter of 2003. This increase is generally due to $15.6 million paid to executive management, financial advisors and legal counsel in connection with the sale by Westar of its interest in us.  This increase was partially offset by a decrease in bad debt expense of $1.1 million primarily related to improved collections and recoveries of written off accounts, a $0.4 million decrease in equipment rentals and a $0.3 million decrease in services provided by Westar which were reduced throughout 2003.  As a percentage of total revenues, general and administrative expenses increased in the first quarter of 2004 to 53.8% from 29.2% in 2003.

Amortization of intangibles and depreciation expense decreased 2.9% in the first quarter of 2004 compared to the first quarter of 2003.  This decrease is due to a reduction of $0.6 million in depreciation expense.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended March 31,
	2004		2003
	(dollars in thousands)
Revenues:
Monitoring and related services	$8,859	95.0%	$8,915	95.4%
Other	469	5.0	430	4.6
Total revenues	9,328	100.0	9,345	100.0

Cost of revenues:
Monitoring and related services	1,971	21.1	1,995	21.3
Other	1,532	16.5	1,392	14.9
Total cost of revenues	3,503	37.6	3,387	36.2
Gross profit	5,825	62.4	5,958	63.8
Selling expense	616	6.6	651	7.0
General and administrative expenses	4,136	44.3	2,624	28.1
Amortization of intangibles and depreciation expense	1,239	13.3	1,232	13.2
Operating income	$(166)	(1.8)%	$1,451	15.5%

2004 Compared to 2003.  We had a net decrease of 753 customers in the first quarter of 2004 as compared to a net increase of 788 customers in the first quarter of 2003.  The average customer base was 335,453 for the first three months of 2004 compared to 330,306 for the first three months of 2003.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended March 31,
	2004	2003

Beginning Balance, January 1,	335,829	329,912
Customer additions	4,697	6,298
Customer losses	(5,450)	(5,510)
Ending Balance	335,076	330,700

Annualized quarterly attrition	6.5%	6.7%

Monitoring and related services revenues for the first quarter of 2004 remained consistent with the first quarter of 2003. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.  An increase in RMR related to the 1.5% increase in the subscriber base was offset by a decrease in repair billings.

Other revenues for the first quarter of 2004 increased 9.1% from the first quarter of 2003 primarily due to an 8.0% increase in the amortization of previously deferred revenue.  These revenues consist primarily of amortization of previously deferred revenues associated with the sale of alarm systems and revenues from the sale of access control systems.

Cost of monitoring and related revenues for the first quarter of 2004 remained consistent compared to the first quarter of 2003 at $2.0 million.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations.  Cost of monitoring and related revenues as a percentage of related revenues decreased slightly to 22.2% in the first quarter of 2004 from 22.4% in the first quarter of 2003.

Cost of other revenues for the first quarter of 2004 increased 10.1% from the first quarter of 2003.  These costs consist primarily of amortization of installation costs previously deferred and the costs to install access control systems.  The costs increased primarily due to increased amortization of deferred customer acquisition costs of $0.2 million.

Selling expense for the first quarter of 2004 declined 5.4% from the first quarter of 2003.  This decrease is the result of lower employment costs related to an employee retention plan in 2003 and decreased advertising costs.

General and administrative costs for the first quarter of 2004 increased 57.6% from the first quarter of 2003 primarily due to increased employment costs of $1.5 million primarily due to change in control payments made in February 2004.

Amortization of intangibles and depreciation expense for the first quarter of 2004 remained consistent with the first quarter of 2003.

Liquidity and Capital Resources

We continue to face liquidity problems caused by our significant debt burden and continuing net losses.  Absent recapitalization and restructuring our debts, management believes our projected cash flow will be insufficient to support our current debt balances, which may be accelerated or which we are required to offer to repurchase as a result of the change in control, and related interest obligations.  Our independent public accountants included in their report on our consolidated financial statements for the fiscal year ended December 31, 2003 explanatory language that describes the significant uncertainty about our ability to continue as a going concern due to recurring losses from operations, deficiency in working capital, inability to obtain ongoing financing and breach of covenants on outstanding debt subsequent to year end.

We have retained Houlihan Lokey Howard & Zukin Capital as our financial advisor and have begun preliminary discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under our revolving credit facility, and certain holders of our publicly-held debt.  If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns.  Discussions with Quadrangle and other debt holders are in the preliminary stages, and there can be no assurance that an agreement regarding financial restructuring will be reached or what other actions we may need to take, including selling assets, to meet our liquidity needs.  We expect to incur significant costs related to any proposed restructuring of our indebtedness.  Such costs could include, among other things, fees and expenses of our legal and other professional advisors.  In addition, we have agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to a potential restructuring of our indebtedness, currently under discussion among us, Quadrangle and its affiliates (the lenders under our revolving credit facility) and certain holders of our publicly-held debt.  If a successful restructuring is completed, we may be obligated to pay success fees to the financial advisors in an aggregate amount of up to $7 million.  For the quarter ended March 31, 2004, we have expensed $0.9 million relating to these advisors.

Westar, which owned approximately 88% of our common stock, was also an important source of our external capital through a revolving credit facility and through payments made under a tax sharing agreement.  On February 17, 2004, Westar Industries consummated the sale of its equity interest in us and the assignment of its rights and obligations under the revolving credit facility to Quadrangle.  As a result of this transaction, we do not expect to have sufficient cash flow to fund our operations in 2004 without a restructuring of our debts for the reasons described below.

The indenture relating to our 13 5/8% senior subordinated discount notes requires us to give notice of our intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification. Under the terms of this indenture, because we did not offer to repurchase such notes, our inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes.  Furthermore, upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict our ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for our 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of March 31, 2004.  If such acceleration and cross default should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

The $215.5 million outstanding under the revolving credit facility is in default due to the change in control of Protection One consummated on February 17, 2004.  We entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the breach of the change in control provision and other covenant breaches for a period not to exceed 90 days, and we agreed, among other things, not to borrow additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable.  The standstill agreement is currently scheduled to expire on May 17, 2004, and there can be no assurances that the parties will extend the standstill agreement.  Furthermore, acceleration of our revolving credit facility, if not rescinded or satisfied, would cause cross defaults under our other debt instruments.  If such acceleration should occur, we would not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

We have been a member of Westar’s consolidated tax group since 1997.  During that time, Westar made payments to us for tax benefits attributable to us and utilized by Westar in its consolidated tax return pursuant to the terms of a tax sharing agreement.  Except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we will no longer receive payments from Westar under the tax sharing agreement.  Such loss of tax payments will have a material adverse effect on our liquidity.

We and Westar did not, however, terminate our tax sharing agreement, and based on discussions with Westar and its counsel, there are several areas of potential dispute between us regarding Westar’s obligations under the terms of the tax sharing agreement.  The most material of these potential disputes involve (i) the amount of any tax sharing payments that would be due to us if Westar decides in the future to elect to treat the sale of its interests in us as a sale of assets under the Internal Revenue Code, (ii) the proper treatment under the tax sharing agreement of tax obligations or benefits arising out of the transaction in which Westar sold its ownership interests in us, including the impact on future tax sharing payments to us related to the cancellation of indebtedness income generated by a partial write-down of the revolving credit facility prior to closing or the assignment of the revolving credit facility for less than the full amount outstanding under the facility at closing and (iii) whether tax sharing payments due to us when Westar was subject to alternative minimum tax should be calculated at the alternative minimum tax rate of 20% or the normal statutory rate of 35% to the extent that Westar has utilized or is reasonably expected to be able to utilize the associated alternative minimum tax credits or otherwise has received full benefits at normal statutory rates from our losses.  We believe that we have strong positions with respect to these items and will aggressively pursue our positions.  If we prevail, we may realize additional tax sharing payments from Westar.

 Furthermore, we cannot provide any assurances regarding what actions Quadrangle may cause us to take, including whether it would (a) invest sufficient equity capital or provide credit support to meet our liquidity needs, (b) cause us to seek to restructure our debts, or (c) cause us to seek to reorganize under the federal bankruptcy laws, which may involve the possible elimination or cancellation of our current common stock with little or no value being given to our current stockholders.

Our 7 3/8% senior notes and 8 1/8% senior subordinated notes require us to make a repurchase offer at 101% of the principal amount, plus interest, in the event of a change in control triggering event.  A change in control triggering event consists of a change in control coupled with the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control.  As of March 31, 2004, $190.9 million principal amount of the 7 3/8% senior notes and $110.3 million principal amount of the 8 1/8% senior subordinated notes were outstanding.  Should such repurchase right be triggered, we lack the funds to repurchase these debt securities, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Additional credit under the revolving credit facility has been eliminated by a standstill agreement executed by Quadrangle and us.  Our inability to borrow under the revolving credit facility could have a material adverse effect on our liquidity and financial position.  Because of the potential default that existed at the end of 2003 related to Westar’s pending sale of its ownership interest in us, our outstanding borrowings under the revolving credit facility are currently priced as ABR borrowings and are at a rate higher than our previous Eurodollar borrowings.  If interest rates increase one percent, we would incur an additional $2.2 million of annual interest expense.

Operating Cash Flows for the Three Months Ended March 31, 2004.  Our operations used a net $10.5 million in cash flow in the first quarter of 2004, a decrease of $17.9 million compared to net cash provided of $7.4 million in the first quarter of 2003 primarily due to costs related to the change in control and the restructuring efforts.

Investing Cash Flows for the Three Months Ended March 31, 2004.  We used a net $6.4 million for our investing activities in the first three months of 2004.  We invested a net $5.3 million in cash to install and acquire new accounts, and $1.2 million to acquire fixed assets.  In the first quarter of 2003, we invested a net $6.7 million in cash to install and acquire new accounts and $1.4 million to acquire fixed assets and we received $1.4 million for the sale of AV ONE, Inc.

Financing Cash Flows for the Three Months Ended March 31, 2004.  Financing activities provided a net $0.2 million in cash for the first quarter of 2004 compared to $13.5 million in the first quarter of 2003. We received $11.9 million in the first quarter of 2003 from Westar Energy related to the sale of our Westar Energy securities.

In the first quarter of 2004, we did not increase our borrowings under the revolving credit facility.  At March 31, 2004, the revolving credit facility had a weighted average interest rate before fees of 7.75% and an outstanding balance of $215.5 million.

Material Commitments.  We have future, material, long-term commitments made in the past several years in connection with our growth. The following reflects these commitments as of March 31, 2004:

Debt Security	Stated Maturity Date (a)	Amount
		(in thousands)
Revolving Credit Facility	January 2005	$215,500
Senior Subordinated Discount Notes (b)	June 2005	29,872
Senior Unsecured Notes	August 2005	190,925
Senior Subordinated Notes	January 2009	110,340
Total		$546,637

(a)  See “Liquidity and Capital Resources,” above, for discussion regarding acceleration of indebtedness

(b)  Excludes $0.6 million premium which is being amortized to income.

The following table shows our contractual cash obligations and the expected expiration per period:

	Payment Due by Period
At March 31, 2004: Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Long-term debt (a)	$331,137	$—	$220,797	$110,340	$—
Operating leases	15,560	4,929	6,943	2,652	1,036
Unconditional purchase obligations (b)	8,438	2,813	5,625	—	—
Total contractual cash obligations	$355,135	$7,742	$233,365	$112,992	$1,036

(a)  Payment due by period is based on maturity date without consideration of acceleration required in the event of default.  See “Liquidity and Capital Resources,” above, for additional information.

(b)  Contract tariff for telecommunication services.

The table below shows our total commercial commitments and the expected expiration per period:

	Amount of Commitment Expiration Per Period
At March 31, 2004: Other Commercial Commitments	Total	2004	2005 – 2006	2007 – 2008	Thereafter
	(Dollars in thousands)
Line of credit	$215,500	$215,500	$—	$—	$—
Standby letters of credit	2,000	2,000	—	—	—
Total commercial commitments	$217,500	$217,500	$—	$—	$—

The indentures relating to our 8 1/8% senior subordinated notes and to our 13 5/8% senior subordinated discount notes contain certain restrictions, including with respect to our ability to incur debt and pay dividends, based on “EBITDA”.  The definition of EBITDA varies among the indentures and the revolving credit facility.  EBITDA is generally derived by adding to income (loss) before income taxes, interest expense and depreciation and amortization expense.  However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

Our revolving credit facility contains a number of potential events of default, including financial covenants which we must maintain.  Under the standstill agreement executed with Quadrangle, which expires on May 17, 2004, we have received a temporary waiver of certain specified defaults if certain conditions are met.

Our revolving credit facility and the indentures relating to certain of our other indebtedness contain the financial covenants and tests, respectively, summarized below:

Debt Instrument	Financial Covenant
Revolving Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA less than 5.75 to 1.0 and
Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense greater than 2.10 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0
Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA less than 6.0 to 1.0
Senior debt/annualized current quarter EBITDA less than 4.0 to 1.0

At March 31, 2004, we were not in compliance with the covenants under the revolving credit facility and did not meet the tests under the indentures relating to our ability to incur additional indebtedness or to pay dividends.  As noted above, we entered into a standstill agreement with Quadrangle whereby Quadrangle agreed to grant us a waiver of certain specified defaults, including failure to comply with these financial covenants, among others, for a 90-day period if certain conditions are met.  Our ability to comply with the ratios and the tests under our debt instruments will be affected by events outside our control and there can be no assurance that we will be able to meet them.  Failure to meet the tests would result in continuing restrictions on our ability to incur additional indebtedness or to pay dividends and a continuing event of default under the revolving credit facility that could allow the lenders to declare all amounts outstanding immediately due and payable.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Off-Balance Sheet Arrangements.  We had no off-balance sheet transactions or commitments as of or for the quarter ended March 31, 2004.

Credit Ratings.  Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  On April 9, 2004, Standard & Poor’s downgraded its ratings on our Senior Unsecured Debt due to concerns regarding our insufficient liquidity and cash flows relative to our debt burden combined with the loss of Westar as a source of external capital and the near-term expiration of the standstill agreement with Quadrangle regarding the revolving credit facility.  Standard & Poor’s outlook remained negative.  As of May 10, 2004, our public debt was rated as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S & P	CC	C	Negative
Moody’s	Caa2	Ca	Negative

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to further downgrades which make debt financing more costly and more difficult to obtain.

Capital Expenditures.  We anticipate making capital expenditures of approximately $33.0 million in 2004. Of such amount, we plan to expend approximately $22.6 million in customer acquisition costs and $10.4 million for fixed assets.  Assuming we have available funds, capital expenditures for 2005 and 2006 are expected to be approximately $31.8 million and $34.7 million, respectively.  Of these amounts approximately $23.6 million and $26.3 million would be used for customer acquisition costs in 2005 and 2006, respectively, with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented.

Tax Matters.  In the first quarter of 2004, due to Westar’s sale of its interest in us, we determined that most of our deferred tax assets would not be realizable.  We recorded a non-cash charge to income in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of deferred tax assets determined not to be realizable.

In addition, as a result of the sale, except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we will no longer receive payments from Westar Energy.  In 2003, we received aggregate payments from Westar Energy of $20.0 million.  The loss of these payments will have a material adverse effect on our cash flow.  There are several areas of potential dispute between us regarding Westar’s obligations under the terms of the tax sharing agreement.  See “Summary of Significant Matters-Dispute Regarding Tax Sharing Payments” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not experienced any significant changes in our exposure to market risk since December 31, 2003.  For additional information on our market risk, see Item 7A of the Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2004, the end of the period covered by this report, we, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management’s control objectives.  Our management, including our chief executive officer and chief financial officer, believe that, as of March 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance of achieving management’s control objectives.

During the first fiscal quarter ended March 31, 2004, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Because the Board currently consists of only three members, the audit committee and the other committees of the Board have been temporarily dissolved, and the full Board is acting on those matters previously addressed by such committees.  Two of our three directors are independent.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 6 of the Notes to Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

See Note 4, “Debt,” of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

10.1	Fifteenth Amendment of Credit Agreement, effective as of March 23, 2004 between Protection One Alarm Monitoring, Inc. and POI Acquisition, L.L.C.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K.  During the quarter ended March 31, 2004, we filed or furnished the following Current Reports on Form 8-K:

Date Filed	Item Number(s)	Report Description

2/19/04	1,5,7

We reported that on February 17, 2004, Westar Industries, Inc. sold approximately 87% of the issued and outstanding shares of common stock of Protection One, Inc. to POI Acquisition I, Inc.  As part of the sale transaction, Westar Industries, Inc. also assigned its rights and obligations as the lender under Protection One’s senior credit facility to POI Acquisition, L.L.C.  POI Acquisition I, Inc. and POI Acquisition L.L.C. are entities formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd. (collectively, “Quadrangle”).
We also reported that pursuant to the terms of the Purchase Agreement governing the sale transaction, dated as of December 23, 2003, among POI Acquisition, L.L.C., Westar Industries and Westar Energy, Westar’s designees on the Board of Directors of Protection One, Bruce A. Akin, James T. Clark, Greg Greenwood, Larry D. Irick and William B. Moore, resigned from the Board of Directors, effective as of the closing of the sale transaction.
In addition we reported that, in connection with the closing of the sale transaction, Protection One, Inc. announced, among other things, that it (i) retained Houlihan Lokey Howard & Zukin Capital to assist it with its evaluation of the effects of the sale transaction, (ii) entered into two standstill agreements with POI Acquisition, L.L.C and POI Acquisition I, Inc., and (iii) deferred payment of the semi—annual interest payment due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of its 7 3/8% senior notes due 2005.
We reported that Donald A. Johnston resigned from the Board of Directors of Protection One, Inc. effective as of the closing of the sale transaction.

1/14/04	5,7

We reported that on January 2, 2004 Westar Energy, Inc. and Westar Industries, Inc. (collectively, “Westar”) filed with the Kansas Corporation Commission, Motion for Sale.In the Westar Motion, Westar disclosed updated tax sharing amounts under the tax sharing agreement for tax years 2002, 2003 and 2004, which Westar stated are estimates that will not be final until the relevant tax years are closed out by the IRS.
The Westar Motion seeks approval of the Purchase Agreement, dated as of December 23, 2003, between POI Acquisition, L.L.C., Westar Industries, Inc., and Westar Energy, Inc. under which Westar agreed to sell its approximately 88% equity interest in Protection One and to transfer Westar’s rights and obligations as the lender under Protection One’s credit facility to POI Acquisition, L.L.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2004	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and
Chief Financial Officer