Form 10-Q
period 2004-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2004-08-16
CIK 916230, 916310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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
Yes ☐ No ☒

As of August 10, 2004, Protection One, Inc. had outstanding 98,282,679 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import.  Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements.  Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our efforts to implement new financial and human resources software, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  We continue to face liquidity problems caused by our significant debt burdens and continuing net losses.  The consummation of the sale of its ownership interests in us by Westar Industries, Inc., a wholly owned subsidiary of Westar Energy, Inc., which we refer to collectively as Westar, our former majority owner that beneficially owned approximately 88% of our common stock, to POI Acquisition, L.L.C. and POI Acquisition I, Inc., entities formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd., which we refer to collectively as Quadrangle, and the assignment of Westar’s rights and obligations as the lender under our revolving credit facility to POI Acquisition, L.L.C., has resulted in a $285.9 million non-cash charge against our income to establish a valuation allowance for deferred tax assets that we believe are not realizable, and the sale is expected to further materially adversely affect our financial position, results of operations and liquidity.  We may restructure our indebtedness in an out-of-court proceeding and/or seek the protection of federal bankruptcy laws to reorganize our debts.  In connection with a restructuring or reorganization of our indebtedness, the interests represented by the Company’s currently outstanding shares of common stock would likely be substantially diluted or cancelled in whole or in part.  Statements made in the Form 10-Q regarding the sale by Westar and its possible effects on us also constitute forward-looking statements.  The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.  Please refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2003 for more information regarding risks and uncertainties that may cause our actual results to differ materially from the results anticipated in our forward-looking statements.

Unless the context otherwise indicates, all references in this report to the “Company,” “Protection One,” “we,” “us” or “our” or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc., and Monitoring’s wholly owned subsidiaries.  Protection One’s sole asset is, and Protection One operates solely through, Monitoring and Monitoring’s wholly owned subsidiaries.  Both Protection One and Monitoring are Delaware corporations organized in September 1991.

PART I

FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,213	$35,203
Restricted cash	1,778	1,810
Receivables, net	21,961	23,670
Inventories, net	5,890	6,221
Prepaid expenses	3,706	5,522
Tax receivable from Westar	26,088	26,088
Deferred tax assets	30	33,899
Other	3,602	3,955
Total current assets	93,268	136,368
Property and equipment, net	29,540	31,921
Customer accounts, net	210,450	244,744
Goodwill	41,847	41,847
Deferred tax assets, net of current portion	—	252,411
Tax receivable from Westar, net of current portion	7,933	—
Deferred customer acquisition costs	101,190	94,225
Other	7,763	7,506
Total Assets	$491,991	$809,022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt, including $215,500 due to related parties	$356,218	$215,500
Accounts payable	3,140	5,314
Accrued liabilities	36,268	31,258
Deferred revenue	33,100	33,253
Total current liabilities	428,726	285,325
Long-term debt, net of current portion	190,925	331,874
Deferred customer acquisition revenue	50,695	44,209
Other liabilities	1,422	1,440
Total Liabilities	671,768	662,848
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 128,125,584 shares issued at June 30, 2004 and December 31, 2003	1,281	1,281
Additional paid-in capital	1,379,474	1,379,434
Accumulated other comprehensive income	86	78
Deficit	(1,526,006)	(1,200,007)
Treasury stock, at cost, 29,842,905 shares at June 30, 2004 and December 31, 2003	(34,612)	(34,612)
Total stockholders’ equity (deficiency in assets)	(179,777)	146,174
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$491,991	$809,022

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Revenues:
Monitoring and related services	$123,702	$129,125
Other	10,703	9,903
Total revenues	134,405	139,028

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	34,334	37,189
Other	15,216	14,146
Total cost of revenues	49,550	51,335
Gross profit (exclusive of amortization and depreciation shown below)	84,855	87,693

Operating expenses:
Selling	15,561	16,079
General and administrative	55,544	40,320
Amortization and depreciation	39,335	40,314
Total operating expenses	110,440	96,713
Operating loss	(25,585)	(9,020)
Other (income) expense:
Interest expense	13,203	12,675
Related party interest	8,915	6,652
Other	(83)	(2,092)
Loss before income taxes	(47,620)	(26,255)
Income tax benefit (expense)	(278,379)	8,949
Net loss	$(325,999)	$(17,306)

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	9	—
Comprehensive loss	$(325,990)	$(17,306)

Basic and diluted per share information:
Net loss per common share	$(3.32)	$(0.18)

Weighted average common shares outstanding (in thousands)	98,283	98,094

The accompanying notes are an integral part of these

consolidated financial statements.

	Three Months Ended June 30,
	2004	2003
Revenues:
Monitoring and related services	$61,828	$64,019
Other	5,446	4,923
Total revenues	67,274	68,942

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	16,864	18,231
Other	7,875	7,092
Total cost of revenues	24,739	25,323
Gross profit (exclusive of amortization and depreciation shown below)	42,535	43,619

Operating expenses:
Selling	8,143	7,838
General and administrative	20,303	19,954
Amortization and depreciation	19,675	20,111
Total operating expenses	48,121	47,903
Operating loss	(5,586)	(4,284)
Other (income) expense:
Interest expense	6,747	6,513
Related party interest	4,299	3,539
Other	(72)	(2,073)
Loss before income taxes	(16,560)	(12,263)
Income tax benefit (expense)	(56)	4,273
Net loss	$(16,616)	$(7,990)

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	1	—
Comprehensive loss	$(16,615)	$(7,990)

Basic and diluted per share information:
Net loss per common share	$(0.17)	$(0.08)

Weighted average common shares outstanding (in thousands)	98,283	98,106

The accompanying notes are an integral part of these

consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flow from operating activities:
Net loss	$(325,999)	$(17,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of branch assets	(57)	(2,092)
Amortization and depreciation	39,335	40,314
Amortization of debt costs and premium	352	369
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenues	9,937	8,277
Deferred income taxes	286,311	10,217
Provision for doubtful accounts	224	916
Other	(5)	68
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	1,485	3,573
Tax receivable from Westar	(7,933)	(19,266)
Other assets	1,688	2,523
Accounts payable	(2,581)	(48)
Deferred revenue	(127)	(2,202)
Other liabilities	5,140	(2,850)
Net cash provided by operating activities	7,770	22,493

Cash flows from investing activities:
Installations and purchases of new accounts	(14)	(249)
Deferred customer acquisition costs	(20,618)	(21,896)
Deferred customer acquisition revenues	10,202	8,960
Purchase of property and equipment	(2,829)	(2,795)
Sale of AV ONE	—	1,411
Proceeds from disposition of assets	279	2,598
Net cash used in investing activities	(12,980)	(11,971)

Cash flows from financing activities:
Payments on long-term debt	—	(8,567)
Proceeds from sale of trademark	—	450
Debt issue costs	—	74
Proceeds from sale of parent company stock- held as treasury	—	11,940
Purchase of Treasury Stock	—	(3)
Exercise of stock options and Employee Stock Purchase Plan	—	256
Funding from Westar, as former parent	220	998
Net cash provided by financing activities	220	5,148
Net cash provided by discontinued operations	—	229
Net increase (decrease) in cash and cash equivalents	(4,990)	15,899
Cash and cash equivalents:
Beginning of period	35,203	1,545
End of period	$30,213	$17,444

Cash paid for interest	$15,663	$19,690

Cash paid for taxes	$201	$237

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

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of options is amortized to expense on a straight-line method over the options’ vesting period.  Under SFAS No. 123, compensation expense would have been $0.6 million and $0.1 million in the six and three months ended June 30, 2004, respectively and $0.4 million and $0.2 million in the six and three months ended June 30, 2003, respectively.  Information related to the pro forma impact on earnings and earnings per share follows.

	Six Months Ended June 30,
	2004	2003

Loss available for common stock, as reported	$(325,999)	$(17,306)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	36	45
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects (a)	(566)	(392)
Loss available for common stock, pro forma	$(326,529)	$(17,653)
Net loss per common share (basic and diluted):
As reported	$(3.32)	$(0.18)
Pro forma	$(3.32)	$(0.18)

	Three Months Ended June 30,
	2004	2003

Loss available for common stock, as reported	$(16,616)	$(7,990)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	6	22
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects (a)	(69)	(188)
Loss available for common stock, pro forma	$(16,679)	$(8,156)

Net loss per common share (basic and diluted):
As reported	$(0.17)	$(0.08)
Pro forma	$(0.17)	$(0.08)

a.               Stock option expense calculation includes $43 thousand and $17 thousand for the six and three months ended June 30, 2003, respectively, associated with the Employee Stock Purchase Plan, or ESPP.  The ESPP was suspended in the fourth quarter of 2003.  Therefore, the 2004 stock option expense calculation includes no adjustment for the ESPP.

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company’s workers’ compensation claims.  The Company receives interest income earned by the trust.

The Company has no stock options or warrants that represent dilutive potential common shares for the three and six months ended June 30, 2004.  The Company has issued stock options and warrants of which approximately 0.4 million and 0.5 million represent dilutive potential common shares for the three and six months ended June 30, 2003.  These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

Certain reclassifications have been made to prior-year information to conform with the current year presentation.

2.              Change in Majority Owner:

On February 17, 2004, Westar Industries, Inc., a Delaware corporation, sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share to POI Acquisition I, Inc., a wholly owned subsidiary of POI Acquisition, L.L.C.  Both POI Acquisition, L.L.C. and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd., collectively referred to as Quadrangle.  Westar retained approximately 1% of the Company’s common stock, representing shares underlying restricted stock units granted to current and former employees of Westar.  As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under the revolving credit facility to POI Acquisition, L.L.C.  Quadrangle paid approximately $122.2 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, and Westar could receive additional consideration that is contingent upon certain potential post-closing events.

In connection with the closing of the sale transaction described above, the Company announced, among other things, the (i) retention of Houlihan Lokey Howard & Zukin Capital to assist it with its evaluation of the effects of the sale transactions, and (ii) execution of two standstill agreements with POI Acquisition, L.L.C. and POI Acquisition I, Inc., which the parties have agreed to extend until August 23, 2004, subject to Quadrangle’s right to terminate the agreements.

See Note 4, “Debt” for a discussion of the impact of the change in control on the Company’s outstanding debt and Note 8, “Income Taxes” for a discussion relating to the Company’s Tax Sharing Agreement with Westar.

3.              Intangible Assets – Customer Accounts and Goodwill:

The following reflects the changes in the Company’s investment in purchased customer accounts (at cost) for the following periods (in thousands):

	Six Months Ended June 30, 2004	Three Months Ended June 30, 2004	Year Ended December 31, 2003
Beginning customer accounts	$680,928	$680,941	$680,349
Acquisition of customer accounts	14	—	259
Sale of accounts	(22)	(21)	(28)
Other	—	—	348
	680,920	680,920	680,928
Less accumulated amortization	(470,470)	(470,470)	(436,184)
Ending customer accounts, net	$210,450	$210,450	$244,744

Amortization expense was $17.1 million and $34.3 million for the three and six months ended June 30, 2004, respectively.  Amortization expense was $17.2 million and $34.3 million for the three and six months ended June 30, 2003, respectively.  The table below reflects the estimated aggregate customer account amortization expense for 2004 and each of the four succeeding fiscal years on the existing customer account base as of June 30, 2004.

	2004	2005	2006	2007	2008
	(Dollars in thousands)
Estimated amortization expense	$68,612	$52,322	$51,961	$45,641	$20,000

There were no changes in the carrying amounts of goodwill for the three or six months ended June 30, 2004 or 2003.

4.              Debt:

Long-term debt and the fixed or weighted average interest rates are as follows (in thousands):

	June 30, 2004	December 31, 2003

Revolving Credit Facility, maturing January 5, 2005, variable 7.75%	$215,500	$215,500
Senior Subordinated Notes, maturing January 2009, fixed 8.125%	110,340	110,340
Senior Unsecured Notes, maturing August 2005, fixed 7.375%	190,925	190,925
Senior Subordinated Discount Notes, maturing June 2005, fixed 13.625% (a)	30,378	30,609
	547,143	547,374
Less current portion (b)	(356,218)	(215,500)
Total long-term debt	$190,925	$331,874

(a)          The effective rate to the Company is 11.8% due to amortization of a premium related to the notes. The unamortized balance of the premium at June 30, 2004 and December 31, 2003 was $0.5 million and $0.7 million, respectively.

(b)         See discussion below regarding the potential impact if an event of default and acceleration occurs under the indenture relating to the 13 5/8% senior subordinated discount notes, or if the revolving credit facility is accelerated, on the various debt instruments.

The indenture relating to the 13 5/8% senior subordinated discount notes required the Company to make a semi-annual interest payment on June 30, 2004.  The Company paid the semi-annual interest payment on July 30, 2004, prior to expiration of the interest payment grace period.  The indenture also requires the Company to give notice of its intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification.  Under the terms of this indenture, because the Company did not offer to repurchase such notes, its inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes.

Upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict the Company’s ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for the 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of August 10, 2004.  If such acceleration and cross default should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

The $215.5 million outstanding under the revolving credit facility is in default due to the change in control of Protection One consummated on February 17, 2004, non-compliance with financial covenants and a failure to make a quarterly interest payment that was due on the revolving credit facility on June 30, 2004.  The Company has entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified defaults, and the Company agreed, among other things, that it could not borrow any additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable.  The parties have agreed to extend the standstill agreement until August 23, 2004, subject to Quadrangle’s right to terminate the agreement.  There can be no assurances that the parties will further extend the standstill agreement or that Quadrangle will not terminate the standstill agreement prior to August 23, 2004.  Furthermore, acceleration of the revolving credit facility, if not rescinded or satisfied, would cause cross defaults under the Company’s other debt instruments.  If such acceleration should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of court restructuring.

The Company deferred payment of the semi-annual interest payment that was due on July 15, 2004 on the outstanding $110.3 million aggregate principal amount of its 8 1/8% senior subordinated notes. On August 13, 2004 the Company paid the semi-annual interest payment on its 8 1/8% senior subordinated notes, prior to expiration of the interest payment grace period.

The Company deferred payment of the quarterly interest payment that was due on June 30, 2004 on the revolving credit facility, though as long as the standstill agreement is in place, Quadrangle has agreed not to exercise any remedies as a result of our failure to make this quarterly interest payment to them. The Company intends to pay the quarterly interest payment on the revolving credit facility on August 16, 2004.

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

The Company’s revolving credit facility contains a number of potential events of default, including with respect to financial covenants which it must maintain.  Under the standstill agreement executed with Quadrangle, which the parties have agreed to extend until August 23, 2004, subject to Quadrangle’s right to terminate the agreement, the Company has received a temporary waiver of certain specified defaults if certain conditions are met.

The Company’s revolving credit facility and the indentures relating to certain of its other indebtedness contain the financial covenants and tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Test
Revolving Credit Facility

Total consolidated debt/annualized most recent quarter EBITDA—less than 5.75 to 1.0 and

Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense—greater than 2.10 to 1.0

Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA—less than 6.0 to 1.0 Senior debt/annualized current quarter EBITDA—less than 4.0 to 1.0

At June 30, 2004, the Company was not in compliance with the covenants under the revolving credit facility, described above, and did not meet the tests under the indentures relating to the Company’s ability to incur additional indebtedness or to pay dividends.  As noted above, the Company entered into a standstill agreement with Quadrangle whereby Quadrangle agreed to grant the Company a waiver of certain specified defaults, including failure to comply with these financial covenants, among others, for a 90-day period, which has since been extended, if certain conditions are met.  Continued failure to meet the tests would result in continuing restrictions on the Company’s ability to incur additional indebtedness or to pay dividends and the event of default under the revolving credit facility could allow the lenders to declare all amounts outstanding immediately due and payable.

The Company may restructure its indebtedness in an out-of-court proceeding and/or seek the protection of the federal bankruptcy laws to reorganize its debts.  In connection with a restructuring or reorganization of the Company’s indebtedness, the interests represented by the Company’s currently outstanding shares of common stock would likely be substantially diluted or cancelled in whole or in part.

5.              Related Party Transactions:

On February 17, 2004, Westar Industries sold approximately 87% of the issued and outstanding shares of the Company and assigned its rights and obligations under the revolving credit facility to Quadrangle.   See the discussion below and in Note 2, “Change in Majority Owner” for additional information relating to the sale transaction.

Revolving Credit Facility

On February 17, 2004, Westar Industries transferred its rights and obligations as lender under the revolving credit facility to Quadrangle pursuant to the sale agreement.  The Company and Quadrangle entered into a standstill agreement, which the parties have agreed to extend until August 23, 2004, subject to Quadrangle’s right to terminate the agreement, and, among other things, prohibits the Company from making borrowings under the facility and also temporarily prohibits Quadrangle from exercising its remedies under the facility if certain conditions are met.  The Company accrued interest expense of $4.2 million and $8.3 million for the three and six months ended June 30, 2004, respectively, and made scheduled interest payments to Quadrangle of $4.1 million on borrowings under the facility during the first quarter of 2004.  Payment of accrued interest of $4.2 million due on June 30, 2004 for the second quarter of 2004 was deferred due to ongoing negotiations with the Company’s creditors, however, the Company intends to pay the quarterly interest payment on the revolving credit facility on August 16, 2004.  See Note 4, “Debt” for additional information related to the revolving credit facility.  Of the $8.3 million interest accrued for the six months ended June 30, 2004, $2.2 million was recorded prior to the sale of the Company by Westar.

On March 23, 2004, the Company and Quadrangle entered into a fifteenth amendment to the revolving credit facility that modified the confidentiality provision in the revolving credit facility.

The Company had outstanding borrowings under the revolving credit facility of $215.5 million at December 31, 2003. The Company accrued interest expense of $2.8 million and $5.6 million and made interest payments of $2.8 million and $5.6 million on borrowings under the facility for the three and six months ended June 30, 2003, respectively.

Tax Receivable Related to Tax Sharing Agreement

The Company had a receivable balance of $34.0 million and $26.1 million at June 30, 2004 and December 31, 2003, respectively, relating to a tax sharing agreement with Westar Energy.  In December 2003, the Company received $20.0 million from Westar Energy as partial payment for the tax benefit utilized in its 2002 tax return filed in the third quarter of

2003.  The receivable balance of $26.1 million at December 31, 2003 reflects the balance of the estimated tax benefit to be utilized by Westar Energy in its 2003 consolidated income tax return plus the remainder of the 2002 tax benefit not paid in 2003.  An additional $7.9 million receivable was recorded for the estimated tax benefit generated in the first quarter prior to February 17, 2004 that Westar Energy will likely be able to utilize in its 2004 consolidated income tax return, which will likely be filed in 2005.

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

Administrative Services Agreement

Westar Energy provides administrative services to the Company pursuant to an agreement, referred to as the administrative services agreement, which includes accounting, tax, audit, human resources, legal, purchasing, facilities services and use of computer systems.  The administrative services agreement will terminate on February 17, 2005, one year after the date of sale of the Company by Westar unless an earlier termination date is mutually agreed upon.  Charges of approximately $0.9 million and $1.7 million were incurred for the three and six months ended June 30, 2004, respectively, compared to charges of approximately $1.1 million and $2.3 million for the three and six months ended June 30, 2003.  The

Company had a net balance due to Westar Energy primarily for these services of $0.7 million and $0.3 million at June 30, 2004 and December 31, 2003, respectively.

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

Quadrangle

In addition to interest accrued and paid under the revolving credit facility, discussed above, the Company paid $0.2 million to Quadrangle for legal expenses incurred by Quadrangle in the second quarter of 2004.  No payments were made to Quadrangle in the first quarter of 2004.  The Company has agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to a potential restructuring of the Company’s indebtedness.

6.              Commitments and Contingencies:

Litigation

Rogers Litigation

On August 2, 2002, Monitoring, Westar Energy, Inc. and certain former employees of Monitoring, as well as certain third parties, were sued in the District Court of Jefferson County, Texas, by Regina Rogers, a resident of Beaumont, Texas (Case No. D167654).  Ms. Rogers has asserted various claims due to casualty losses, property damage and mental anguish she allegedly suffered as a result of a fire to her residence on August 17, 2000.  In her complaint, Ms. Rogers alleges that Protection One and certain of its employees were negligent, grossly negligent and malicious in allegedly failing to properly service and monitor the alarm system at the residence.  The complaint also alleges various violations of the Texas Deceptive Trade Practices Act, or DTPA, negligent misrepresentation, fraud, intentional misconduct and breach of contract.  Relief sought under the complaint (as amended) includes actual, exemplary and treble damages under the DTPA, plus attorneys’ fees.  Although the complaint does not specify the amount of damages sought, counsel for the plaintiff has previously alleged actual damages of approximately $7.5 million.  The Company believes it has adequate insurance coverage with respect to the potential liability.  The Company’s primary insurance carrier is providing defense of the action, and the Company is reimbursing the primary insurance carrier for the applicable deductible.  The excess carrier is proceeding under a reservation of rights.  Discovery is on-going in this matter.  An August 20, 2004 mediation is scheduled.  The trial date, originally scheduled for September 2004, has been continued to January 2005.  In the opinion of management the outcome should not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Dealer Litigation

On May 10, 2004, Nashville Burglar Alarm, LLC, a former dealer, filed a demand for arbitration against Monitoring with the American Arbitration Association, or AAA, alleging breach of contract, misrepresentation, breach of implied covenant of good faith, violation of consumer protection statues and franchise law violations.  Nashville Burglar Alarm, along with five other former dealers, was an original plaintiff in a putative class action lawsuit filed against Monitoring in May 1999, in the U.S. District Court for the Western District of Kentucky (Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H).  In that matter, the court granted Monitoring’s motion to stay the proceeding pending the individual plaintiffs’ pursuit of arbitration as required by the terms of their dealer agreements, and AAA refused plaintiffs’ motion to require that all of the claims of the plaintiffs be heard collectively.  Since that time, four of the original plaintiffs in the Total Security Solutions case (not including Nashville Burglar Alarm) were either settled by the mutual agreement of the parties, or dismissed by the AAA.  The remaining original plaintiff in the Total Security Solutions case has not pursued claims in arbitration.

Another dealer (not a plaintiff in the original Total Security Solutions litigation), Ira Beer, owner of Security Response Network, Inc. and Homesafe Security, Inc., has brought similar claims in arbitration against the Company.  Discovery is ongoing in this matter.

The Company believes it has complied with the terms of its contracts with these former dealers and intends to aggressively defend against these claims.  In the opinion of management, none of these pending dealer claims, either alone or in the aggregate, will have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Other Protection One dealers have threatened, and may bring, claims against the Company based upon a variety of theories surrounding calculations of holdbacks and other payments, or based on other theories of liability.  The Company believes it has materially complied with the terms of its contracts with its dealers.  The Company cannot predict the aggregate impact of these potential disputes with its dealers, which could be material.

University of New Hampshire Litigation

In August 2003, the University of New Hampshire and Dr. Stacia Sower, a professor at the University, filed separate lawsuits against Monitoring in New Hampshire Superior Court (Stacia Sower v. Protection One Alarm Monitoring, Inc. and University of New Hampshire v. Protection One Alarm Monitoring, Inc. & CU Security, Docket Number 03-C-0199).  The suit arises from Monitoring’s alleged failure to properly monitor a low-temperature freezer used by the University to store research specimens, which failure allegedly caused damage to or destruction of scientific specimens.  Dr. Sower’s suit alleges breach of the duty of care, violations of New Hampshire Revised Statute Chapter 358-A, products liability and other causes of action.  The University’s suit alleges negligence, breach of contract, breach of implied covenant of good faith and fair dealing, negligent or intentional misrepresentation, strict liability, violations of New Hampshire Revised Statute Chapter 358-A, breach of implied warranties and other causes of action.  Both lawsuits seek unspecified monetary damages, although in correspondence received prior to the filing of suit, damages in excess of $1.1 million are alleged.  The University’s lawsuit also seeks rescission of Monitoring’s contract with the university.

Both lawsuits were removed to the United States District Court for the District of New Hampshire, and have been consolidated by the court.  The parties are currently conducting discovery in the matter.

Monitoring’s liability insurance carrier has been notified of these claims, and is proceeding under a reservation of rights.  Monitoring intends to vigorously defend against any and all claims relating to this matter, and believes it has adequate insurance coverage with respect to any potential liability arising from this suit.  In the opinion of management, the outcome of this dispute will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Milstein Litigation

On May 20, 2003, Joseph G. Milstein filed a putative class action suit against Monitoring in Los Angeles Superior Court (Milstein v. Protection One Alarm Services, Inc., John Does 1-100, including Protection One Alarm Monitoring, Inc., Case No. BC296025).  The complaint alleges that Mr. Milstein and similarly situated Protection One customers in

California should not be required to continue to pay for alarm services during the term of their contracts if the customer moves from the monitored premises.  The complaint seeks money damages and disgorgement of profits based on several purported causes of action.  On May 29, 2003, the plaintiff added Monitoring as a defendant in the lawsuit.  On October 28, 2003, the Court granted Protection One’s motion to compel arbitration of the dispute pursuant to the terms of the customer contract.

The case is now before the AAA.  The parties have fully briefed the “Clause Construction” phase of the arbitration, which requires the arbitrator to determine, as a threshold matter, whether the arbitration clause in the contract between the parties permits the arbitration to proceed on a class-wide basis.  The Clause Construction hearing was conducted August 10, 2004.  The arbitrator has taken the matter under advisement and requested written submissions from the parties on certain issues.

Monitoring maintains that the claims asserted in this matter are without merit, and it intends to vigorously defend against any and all claims relating to this matter.

Encompass Insurance Subrogation Claim

On May 20, 2004, Encompass Insurance Company, as subrogee of Patrick and Ann Hylant, brought suit against Monitoring, two other monitoring companies and the manufacturer of alarm system equipment in the Circuit Court of Michigan, County of Emmet, Case No. 04-8236-N2, alleging improper and faulty installation of the alarm system.  (Encompass Insurance Company, as Subrogee of Patrick and Ann Hylant v. Sunrise of Petoskey, Inc., Protection One Alarm Monitoring, Inc., Ademco Distribution, Inc. and Emergency 24, Inc.).  The suit arises from a fire which purportedly occurred on October 1, 2002 at the Hylant’s residence.  The complaint alleges negligence, breach of implied warranties, breach of contract and gross negligence on the part of the defendants, and seeks damages in excess of $1 million for alleged casualty losses and property damage.  Monitoring’s excess carrier is proceeding under a reservation of rights.  Monitoring intends to vigorously defend against any and all claims relating to this matter, and believes it has adequate insurance coverage with respect to any potential liability arising from this suit.  In the opinion of management, the outcome of this dispute will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

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

Retention Payments and Severance Arrangements Related to Change in Control

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

An additional approximately $11.0 million was paid to executive management upon the change in control of the Company on February 17, 2004, pursuant to their employment agreements with the Company.  These payments were included in the general and administrative expense of the Company in the first quarter of 2004.

In addition, upon the change in control, $3.5 million was expensed and paid to the financial advisor to the Company’s Special Committee of the Board of Directors in the first quarter of 2004.  In February 2004, the Company recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change in control.  The Company expensed approximately $1.2 million for legal and other professional fees related to the change in control for the year ended December 31, 2003, of which approximately $0.6 million was expensed in the first half of 2003.

New Management Employment Agreements and Key Employee Retention Plan

In July and August 2004 the Company’s senior executives entered into new employment agreements, to provide assurance that the Company will have their continued services during and after the period of the Company’s anticipated restructuring.  The previous employment agreements with these senior executives would have expired on or about August 17, 2004.  The new employment agreements supersede and replace these previous employment agreements.

These employment agreements provide for, among other things, minimum annual base salaries, bonus awards, payable in cash or otherwise, and participation in all of the Company’s employee benefit plans and programs in effect for the benefit of senior executives, including stock option, 401(k) and insurance plans, and reimbursement for all reasonable expenses incurred in connection with the conduct of the business of the Company, provided the executive officers properly account for any such expenses in accordance with Company policies.  The employment agreements also contain provisions providing for compensation to the senior executives under certain circumstances after a change in control of the Company, and in certain other circumstances.

In order to retain the services of senior management and selected key employees who may feel uncertain about the Company’s future ownership and direction due to the ongoing discussions with the Company’s creditors regarding a potential restructuring of the Company’s indebtedness, the Company’s Board of Directors authorized senior management in June 2004 to implement a new key employee retention plan.  The new retention plan is intended to apply to approximately 30 senior management and selected key employees and to provide incentives for such individuals to remain with the Company through a restructuring.  Although the individual agreements are yet to be finalized, it is expected that the maximum payout under the plan will be approximately $3.7 million and could be less under certain circumstances.  No expenses with respect to the new retention plan have been accrued.

Debt Restructuring Charges

In addition to its own financial and legal advisors, the Company has agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to a potential restructuring of the Company’s indebtedness, currently under discussion among the Company, Quadrangle and its affiliates (the lenders under the revolving credit facility) and certain holders of the Company’s publicly held debt.  If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns.  If a successful restructuring is completed, the Company may be obligated to pay success fees to the financial advisors in an aggregate amount of up to $7 million.  For the three and six months ended June 30, 2004, the Company has expensed $2.8 million and $3.7 million, respectively, relating to these advisors.

ATX preferred stock

In 1999 the Company sold its Mobile Services division to ATX Corporation for cash, a note, and shares of preferred stock of ATX Corporation.  The Company did not record a carrying value for the preferred shares at that time based on uncertainties regarding realization value.  The original terms of the preferred stock instrument give the Company the right to put the shares back to ATX in August 2004, which could result in a gain of up to approximately $4.4 million if ATX repurchases the shares.  Gain, if any, on the transaction will be recorded only upon realization.

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

Six Months Ended June 30, 2004
(Dollars in thousands)

	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$115,865	$18,540		$134,405
Adjusted EBITDA(4)	35,781	7,843		43,624
Amortization of intangibles and depreciation expense	36,871	2,464		39,335
Amortization of deferred costs in excess of amortization of deferred revenues	7,618	2,319		9,937
Change in control and reorganization costs	18,394	1,543		19,937
Operating income (loss)	(27,102)	1,517		(25,585)
Segment assets	469,366	86,812	(64,187)	491,991
Expenditures for property	2,564	265		2,829
Investment in new accounts, net	8,776	1,654		10,430

Six Months Ended June 30, 2003
(Dollars in thousands)

	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$120,082	$18,946		$139,028
Adjusted EBITDA(4)	32,812	6,759		39,571
Amortization of intangibles and depreciation expense	37,868	2,446		40,314
Amortization of deferred costs in excess of amortization of deferred revenues	6,159	2,118		8,277
Operating income (loss)	(11,215)	2,195		(9,020)
Segment assets	786,991	96,257	(57,553)	825,695
Expenditures for property	2,335	460		2,795
Investment in new accounts, net	10,382	2,803		13,185

Three Months Ended June 30, 2004
(Dollars in thousands)

	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$58,062	$9,212		$67,274
Adjusted EBITDA(4)	17,982	4,086		22,068
Amortization of intangibles and depreciation expense	18,449	1,226		19,675
Amortization of deferred costs in excess of amortization of deferred revenues	3,994	1,178		5,172
Change in control and reorganization costs	2,807	—		2,807
Operating income (loss)	(7,268)	1,682		(5,586)
Expenditures for property	1,581	87		1,668
Investment in new accounts, net	4,385	699		5 ,084

Three Months Ended June 30, 2003
(Dollars in thousands)

	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$59,341	$9,601		$68,942
Adjusted EBITDA(4)	17,155	3,046		20,201
Amortization of intangibles and depreciation expense	18,898	1,213		20,111
Amortization of deferred costs in excess of amortization of deferred revenues	3,285	1,089		4,374
Operating income (loss)	(5,028)	744		(4,284)
Expenditures for property	1,107	296		1,403
Investment in new accounts, net	4,805	1,703		6,508

(1)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $1.6 million and $3.8 million for the six months ended June 30, 2004 and 2003, respectively and $0.8 million and $3.2 million for the three months ended June 30, 2004 and 2003, respectively.

(2)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.4 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively and $0.2 million and $0.8 million for the three months ended June 30, 2004 and 2003, respectively.

(3)  Adjustment to eliminate intersegment accounts receivable.

(4)  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of Protection One.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the financial performance of Protection One.  Protection One believes presentation of Adjusted EBITDA enhances an understanding of financial condition, results of operations and cash flows because Adjusted EBITDA is used by Protection One to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth.  In addition, Protection One believes that Adjusted EBITDA is a factor that is typically considered by senior lenders and subordinated creditors and the investment community in determining the current borrowing capacity and the estimated long-term value of companies with recurring cash flows from operations.  Protection One’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.  The following table provides a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure for each of the periods presented above:

	Six Months Ended June 30,
	2004			2003
	(amounts in thousands)
	North America	Multifamily	Consolidated	North America	Multifamily	Consolidated

Loss before income taxes	$(46,829)	$(791)	$(47,620)	$(25,939)	$(316)	$(26,255)
Plus:

Interest Expense	19,810	2,308	22,118	16,816	2,511	19,327
Amortization of intangibles and depreciation expense	36,871	2,464	39,335	37,868	2,446	40,314
Amortization of deferred costs in excess of amortization of deferred revenues	7,618	2,319	9,937	6,159	2,118	8,277
Change in control and reorganization costs	18,394	1,543	19,937	—	—	—
Less:

Other income	(83)	—	(83)	(2,092)	—	(2,092)
Adjusted EBITDA	$35,781	$7,843	$43,624	$32,812	$6,759	$39,571

	Three Months Ended June 30,
	2004			2003
	(amounts in thousands)
	North America	Multifamily	Consolidated	North America	Multifamily	Consolidated

Income (loss) before income taxes	$(17,083)	$523	$(16,560)	$(11,703)	$(560)	$(12,263)

Plus:
Interest Expense	9,887	1,159	11,046	8,748	1,304	10,052
Amortization of intangibles and depreciation expense	18,449	1,226	19,675	18,898	1,213	20,111
Amortization of deferred costs in excess of amortization of deferred revenues	3,994	1,178	5,172	3,285	1,089	4,374
Change in control and reorganization costs	2,807	—	2,807	—	—	—
Less:

Other income	(72)	—	(72)	(2,073)	—	(2,073)
Adjusted EBITDA	$17,982	$4,086	$22,068	$17,155	$3,046	$20,201

8.              Income Taxes:

The Company has a tax sharing agreement with Westar Energy.  Pursuant to this agreement, Westar Energy has made payments to the Company for current tax benefits utilized by Westar Energy in its consolidated tax return irrespective of whether the Company would realize these current benefits on a separate return basis.  As of December 31, 2003, other than for net operating loss carryforwards, no valuation allowance had been established by the Company because the tax sharing agreement utilized a parent company down approach in the allocation of income tax expense among members of the consolidated tax group and, consistent with that approach, no valuation allowance had been allocated to the Company.  As a result of the February 17, 2004 sale transaction whereby Westar sold its investment in the Company, $285.9 million of the Company’s net deferred tax assets are not expected to be realizable, and the Company therefore recorded a non-cash charge against income in the first quarter of 2004 to establish a valuation allowance for these assets.  Absent the completion of a restructuring, the Company is not expected to be in a position to record a tax benefit for losses incurred.

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

For the six months ended June 30, 2004, the Company recorded a tax benefit of $13.3 million and tax expense of $291.7 million from a valuation allowance established for most of its deferred tax assets, resulting in net income tax expense of $278.4 million.  For the three months ended June 30, 2004, the Company recorded a tax benefit of $5.8 million that was offset by $5.8 million additional valuation allowance expense, resulting in no net income tax expense.  As discussed above, absent the completion of a restructuring, the Company is not expected to be in a position to record tax benefits for losses incurred in the future.

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

Due to these resignations, the Company’s Board of Directors consists of three members, including the Company’s President and CEO, Richard Ginsburg.  On March 31, 2004, the Company announced that Ben M. Enis had been named as its new Chairman of the Board, replacing William B. Moore.  Because the Board consists of only three members, all committees of the Board have been temporarily dissolved, and the full Board is acting on those matters previously addressed by its committees.

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

The indenture relating to the 13 5/8% senior subordinated discount notes required the Company to make a semi-annual interest payment on June 30, 2004.  The Company paid the semi-annual interest payment on July 30, 2004, prior to expiration of the interest payment grace period.   The indenture also requires the Company to give notice of its intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification.  Under the terms of this indenture, because the Company did not offer to repurchase such notes, its inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes.

Upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict the Company’s ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for the Company’s 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of June 30, 2004.  If such acceleration and cross default should occur, the Company does not have the funds available to repay the indebtedness, and it could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

The $215.5 million outstanding under the revolving credit facility is in default due to the change in control of Protection One consummated on February 17, 2004, non-compliance with financial covenants and a failure to make a quarterly interest payment that was due on the revolving credit facility on June 30, 2004.  The Company has entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the breach of the change in control provision and other specified defaults, and the Company agreed, among other things, not to borrow additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness due and payable.  The parties have agreed to extend the standstill agreement until August 23, 2004, subject to Quadrangle’s right to terminate the agreement, and there can be no assurances that the parties will further extend the standstill agreement or that Quadrangle will not terminate the standstill agreement prior to August 23, 2004.  Furthermore, acceleration of the revolving credit facility, if not rescinded or satisfied, would cause cross defaults under the Company’s other debt instruments.  If such acceleration should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Except for amounts owed with respect to losses the Company incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in the Company, it will no longer receive payments from Westar under the tax sharing agreement.  Such loss of tax payments will have a material adverse effect on the Company’s liquidity.

The Company’s 7 3/8% senior notes and 8 1/8% senior subordinated notes require it to make a repurchase offer at 101% of the principal amount, plus interest, in the event of a change in control triggering event.  A change in control triggering event consists of a change in control coupled with the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies, provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control.  As of June 30, 2004, $190.9 million principal amount of the 7 3/8% senior notes and $110.3 million principal amount of the 8 1/8% senior subordinated notes were outstanding.  Should such repurchase right be triggered, the Company lacks the funds to repurchase these debt securities, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

The Company may restructure its indebtedness in an out-of-court proceeding and/or seek the protection of the federal bankruptcy laws to reorganize its debts.  In connection with a restructuring or reorganization of the Company’s indebtedness, the interests represented by the Company’s currently outstanding shares of common stock would likely be substantially diluted or cancelled in whole or in part.

Management’s Plan

The Company has retained Houlihan Lokey Howard & Zukin Capital as its financial advisor and has been engaged in discussions regarding a proposed restructuring with Quadrangle and its affiliates (the lenders under the revolving credit facility) and certain holders of its publicly held debt.  If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns.  The Company is engaged in discussions with Quadrangle and other debt holders, and there can be no assurance that an agreement regarding financial restructuring will be reached or what other actions the Company may need to take, including selling assets, to meet its liquidity needs.

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

Overview

Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to over 1.0 million customers in North America as of June 30, 2004.  Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers’ homes and businesses.  We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers.

Important Matters

We have reported losses for the past several years.  Westar Energy has consummated the sale of its equity interest in us, and the assignment of its rights and obligations in the credit facility that it provided to us, to Quadrangle.   We refer to such credit facility as the revolving credit facility.  A primary financing source for us has been the revolving credit facility, and additional credit under such facility has been eliminated by a standstill agreement executed by Quadrangle and us.  Payments made to us by Westar Energy under a tax sharing agreement between Westar and us were another important source of liquidity for us, and except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we will no longer receive payments from Westar Energy under the tax sharing agreement.  We have evaluated these conditions and events in establishing our operating plans.  We plan to carefully monitor the level of investment in new customer accounts and continue control of operating expenses and capital expenditures.   The sale by Westar Energy has resulted in a $285.9 million non-cash charge against our income in the first quarter of 2004 to establish a valuation allowance for deferred tax assets that we believe are not realizable, and the sale is expected to further materially adversely affect our financial position, results of operations and liquidity.  We may restructure our indebtedness in an out-of-court proceeding and/or seek the protection of federal bankruptcy laws to reorganize.

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

We have retained Houlihan Lokey Howard & Zukin Capital as our financial advisor and are engaged in discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under our revolving credit facility, and certain holders of our publicly-held debt.  If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns.  Discussions with Quadrangle and other debt holders are ongoing, and there can be no assurance that an agreement regarding financial restructuring will be reached or what other actions we may need to take, including selling assets, to meet our liquidity needs.

The indenture relating to the 13 5/8% senior subordinated discount notes required us to make a semi-annual interest payment on June 30, 2004.  We paid the semi-annual interest payment on July 30, 2004, prior to expiration of the interest payment grace period.  The indenture also requires us to give notice of our intention to repurchase the notes, which had aggregate outstanding principal of $29.9 million as of June 30, 2004, within 30 days following the date of a change in control, and to consummate the repurchase within 60 days of such notification.  We have not given notice of our intention to repurchase these notes, and this inaction constitutes a covenant breach under the notes’ indenture, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture.

Upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict our ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for our 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of June 30, 2004.  If such acceleration and cross default should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Furthermore, as a result of Westar’s sale of its interests in us, non-compliance with financial covenants and a failure to make a quarterly interest payment that was due on the revolving credit facility on June 30, 2004, the $215.5 million outstanding under the revolving credit facility is in default.  We have entered into a standstill agreement with Quadrangle, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified defaults, and we agreed that we could not borrow any additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable.  The parties have agreed to extend the standstill agreement until August 23, 2004, subject to Quadrangle’s right to terminate the agreement.   There can be no assurances that the parties will further extend the standstill agreement or that Quadrangle will not terminate the standstill agreement prior to August 23, 2004.  Furthermore, acceleration of our revolving credit facility, if not rescinded or satisfied, would cause cross defaults under our other debt instruments.  If such acceleration should occur, we would not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

We deferred payment of the semi-annual interest payment that was due on July 15, 2004 on the outstanding $110.3 million aggregate principal amount of our 8 1/8% senior subordinated notes. On August 13, 2004, the Company paid the interest payment prior to expiration of the interest payment grace period.

 We deferred payment of the quarterly interest payment that was due on June 30, 2004 on the revolving credit facility, though as long as the standstill agreement is in place, Quadrangle has agreed not to exercise any remedies as a result of our failure to make this quarterly payment to them. We intend to pay the quarterly interest payment on the revolving credit facility on August 16, 2004.

We may restructure our indebtedness in an out-of-court proceeding and/or seek the protection of the federal bankruptcy laws to reorganize our debts.  In connection with a restructuring or reorganization of our indebtedness, the interests represented by the Company’s currently outstanding shares of common stock would likely be substantially diluted or cancelled in whole or in part.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-Q have not occurred.  If we seek an out-of-court restructuring, there can be no assurances as to whether or not such restructuring would be successful.

Summary of Other Significant Matters

Net Loss.  We incurred a net loss of $326.0 million in the first six months of 2004.  This net loss includes a charge of $285.9 million to establish a valuation allowance for our deferred tax assets and an after-tax expense of $17.9 million relating to the change in control and subsequent restructuring efforts.  The remaining net loss of $22.2 million reflects a decline in revenue, substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness.  Absent a successful restructuring, we do not expect to have earnings in the foreseeable future.

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

Interest Payments.  We deferred payment of the semi-annual interest payment that was due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of our 7 3/8% senior notes but subsequently made such payment on March 31, 2004, within the 60-day interest payment grace period.  On June 30, 2004 we deferred the semi-annual interest payment due on our 13 5/8% senior subordinated discount notes but subsequently made the semi-annual interest payment on July 30, 2004, within the 30-day interest payment grace period.  We deferred payment of the semi-annual interest payment that was due on July 15, 2004 on the outstanding $110.3 million aggregate principal amount of our 8 1/8% senior subordinated notes but subsequently made the semi-annual interest payment on August 13, 2004, within the 30-day interest payment grace period.  We deferred payment of the quarterly interest payment that was due on June 30, 2004 on the revolving credit facility, though as long as the standstill agreement is in place, Quadrangle has agreed not to exercise any remedies as a result of our failure to make this quarterly interest payment to them. On August 16, 2004, we intend to pay the quarterly interest payment that was due on June 30, 2004 on the revolving credit facility. In addition, we intend to make timely payment of the semi-annual interest payment on the outstanding $190.9 million aggregate principal amount of our 7 3/8% senior notes that is due on August 16, 2004.

Trade Credit Availability.  In April 2004, we renegotiated credit terms with some of our security equipment vendors resulting in reduced availability of trade credit in exchange for prompt payment discounts.  As a result of these changes in terms, trade payables have been reduced by about $3.2 million since March 31, 2004.  We believe that other vendors may seek to renegotiate credit terms with us, which could result in further reductions of trade credit availability.

Bank Account Funding.   In June 2004, our bank notified us that, given our current financial condition, they would no longer be able to provide controlled disbursement services due to operational risks.  The bank amended certain terms and conditions to segregate our disbursement accounts from the existing zero balance account structure, requiring us to fund the controlled disbursement accounts manually.

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

Financial Advisory and Legal Fees.   We have retained Houlihan Lokey Howard & Zukin Capital as our financial advisor and are engaged in discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under our revolving credit facility, and certain holders of our publicly held debt.  We are required to pay financial advisory and legal fees incurred on behalf of the holders of our publicly held debt.  During the first six months of 2004, we expensed approximately $3.7 million for such fees.

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

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.  We had approximately $19.9 million and $20.6 million of recurring monthly revenue as of June 30, 2004 and 2003, respectively.  The decrease is primarily a result of our net loss of 23,022 customers during the twelve month period ended June 30, 2004.  While the rate of decrease is significantly slower than it was in prior years, we expect this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

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

The following table identifies RMR by segment and in total for the periods indicated.

	Six months ended June 30, 2004			Six months ended June 30, 2003
	North America	Multi family	Total	North America	Multi family	Total
	(in thousands)			(in thousands)
Beginning RMR balance (a)	$17,255	$2,834	$20,089	$18,239	$2,798	$21,037
RMR retail additions	865	126	991	829	160	989
RMR retail losses	(1,054)	(114)	(1,168)	(1,325)	(129)	(1,454)
Net change in wholesale RMR	10	—	10	15	—	15
Ending RMR balance	$17,076	$2,846	$19,922	$17,758	$2,829	$20,587

	Three months ended June 30, 2004			Three months ended June 30, 2003
	North America	Multi family	Total	North America	Multi family	Total
	(in thousands)			(in thousands)
Beginning RMR balance (b)	$17,135	$2,842	$19,977	$18,001	$2,798	$20,799
RMR retail additions	442	67	509	406	93	499
RMR retail losses	(516)	(63)	(579)	(653)	(62)	(715)
Net change in wholesale RMR	15	—	15	4	—	4
Ending RMR balance	$17,076	$2,846	$19,922	$17,758	$2,829	$20,587

(a)          Beginning RMR balance includes $850 and $806 wholesale customer RMR for 2004 and 2003, respectively, in both the North America segment and in total.  Our Multifamily segment RMR does not contain wholesale customer RMR.

(b)         Beginning RMR balance includes $846 and $818 wholesale customer RMR for 2004 and 2003, respectively, in both the North America segment and in total.  Our Multifamily segment RMR does not contain wholesale customer RMR.

We believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  The table below reconciles our RMR to revenues reflected on our consolidated statements of operations.

	Six months ended June 30,
	2004			2003
	North America	Multi- family	Total	North America	Multi- family	Total
	(in millions)
Recurring Monthly Revenue at June 30	$17.1	$2.8	$19.9	$17.8	$2.8	$20.6
Amounts excluded from RMR:
Amortization of deferred revenue	0.6	0.1	0.7	0.4	0.2	0.6
Other revenues (a)	1.9	0.2	2.1	1.5	0.4	1.9
Revenues (GAAP basis):
June	19.6	3.1	22.7	19.7	3.4	23.1
January – May	96.3	15.4	111.7	100.4	15.5	115.9
January – June	$115.9	$18.5	$134.4	$120.1	$18.9	$139.0

	Three months ended June 30,
	2004			2003
	North America	Multi- family	Total	North America	Multi- family	Total
	(in millions)
Recurring Monthly Revenue at June 30	$17.1	$2.8	$19.9	$17.8	$2.8	$20.6
Amounts excluded from RMR:
Amortization of deferred revenue	0.6	0.1	0.7	0.4	0.2	0.6
Other revenues (a)	1.9	0.2	2.1	1.5	0.4	1.9
Revenues (GAAP basis):
June	19.6	3.1	22.7	19.7	3.4	23.1
April – May	38.5	6.1	44.6	39.6	6.2	45.8
April – June	$58.1	$9.2	$67.3	$59.3	$9.6	$68.9

(a) Revenues that are not pursuant to monthly contractual billings.

Customer Creation and Marketing.   Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately fifty-five markets.  The internal sales program generated 26,565 accounts and 24,521 accounts in the six months ended June 30, 2004 and 2003, respectively.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.  We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
North America Segment (1):
Customer additions	26,565	24,972	13,250	12,785
Customer losses	(36,080)	(44,162)	(15,250)	(22,556)
Net decrease in account base	(9,515)	(19,190)	(2,000)	(9,771)

RMR additions	$865,061	$828,777	$442,068	$405,473
RMR losses	$(1,043,575)	$(1,310,047)	$(500,911)	$(648,156)
Net decrease in RMR	$(178,514)	$(481,270)	$(58,843)	$(242,683)

Multifamily Segment (2):
Customer additions	9,308	15,489	4,611	9,191
Customer losses	(10,697)	(9,559)	(5,247)	(4,049)
Net increase (decrease) in account base	(1,389)	5,930	(636)	5,142

RMR additions	$125,556	$160,484	$66,892	$93,606
RMR losses	$(114,166)	$(128,665)	$(63,269)	$(62,372)
Net increase in RMR	$11,390	$31,819	$3,623	$31,234

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

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region.  The marketing alliance agreement provides that it may be terminated by mutual written consent of both parties or by either party upon 180 days notice or earlier upon occurrence of certain events.  Among other things, should we make an assignment for the benefit of creditors, should an order for relief under the U. S. Bankruptcy Code be entered by a United States Court against us or should a trustee or receiver of any substantial part of our assets be appointed by any court, or if we are in default with respect to any of the covenants relating to financial performance set forth in the 7 3/8% senior notes, BellSouth may seek to terminate the alliance which could have a material adverse impact on our operating results.  Under this agreement, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region.  BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory.  We follow up on the leads and attempt to persuade them to become customers of our monitored security services.  We also market directly to small businesses.  We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges.  Approximately 23.1% of our new accounts created in the first six months of 2004 and approximately 21.3% of the accounts created in all of 2003 were produced from this arrangement.  Termination of this agreement could have an adverse affect on our ability to generate new customers in this territory.

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

Customer attrition by business segment for the six months ended June 30, 2004 and 2003 is summarized below:

	Customer Account Attrition
	June 30, 2004		June 30, 2003
	Annualized Second Quarter	Trailing Twelve Month	Annualized Second Quarter	Trailing Twelve Month

North America	7.8%	9.6%	11.1%	11.9%
North America, excluding wholesale	12.5%	13.9%	14.2%	14.5%
Multifamily	6.3%	6.0%	4.9%	6.2%
Total Company	7.3%	8.5%	9.1%	10.1%

New Management Employment Agreements and Key Employee Retention Plan.  In July and August 2004 our senior executives entered into new employment agreements with us, to provide assurance that we will have their continued services during and after the period of our anticipated restructuring.  The previous employment agreements with these senior executives would have expired on or about August 17, 2004.  The new employment agreements supersede and replace these previous employment agreements.

These employment agreements provide for, among other things, minimum annual base salaries, bonus awards, payable in cash or otherwise, and participation in all of our employee benefit plans and programs in effect for the benefit of our senior executives, including stock option, 401(k) and insurance plans, and reimbursement for all reasonable expenses incurred in connection with the conduct of the business of the Company, provided the executive officers properly account for any such expenses in accordance with our policies.  The employment agreements also contain provisions providing for compensation to the senior executives under certain circumstances after a change in control of the Company, and in certain other circumstances.

In order to retain the services of senior management and selected key employees who may feel uncertain about our future ownership and direction due to the ongoing discussions with our creditors regarding a potential restructuring of our indebtedness, our Board of Directors authorized senior management in June 2004 to implement a new key employee retention plan.  The new retention plan is intended to apply to approximately 30 senior management and selected key employees, and to provide incentives for such individuals to remain with us through a restructuring.  Although the individual agreements are yet to be finalized, it is expected that the maximum payout under the plan will be approximately $3.7 million and could be less under certain circumstances.  No expenses with respect to the new retention plan have been accrued.

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

Note 2 of the Notes to Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2003 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  The following is a brief description of the more significant accounting policies and methods we use.

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

The table below reflects the impact of this accounting policy on the respective line items of the Statement of Operations for the six and three months ended June 30, 2004 and 2003.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the six months ended June 30,
	2004			2003
	Revenues- other	Cost of revenues- other	Selling expense	Revenues-other	Cost of revenues- other	Selling expense
	(in thousands)
North America segment:
Total amount incurred	$16,796	$18,706	$15,863	$15,575	$18,563	$17,844
Amount deferred	(9,885)	(11,878)	(6,768)	(8,641)	(11,467)	(7,265)
Amount amortized	2,924	5,343	5,199	1,954	4,019	4,094
Amount included in Statement of Operations	$9,835	$12,171	$14,294	$8,888	$11,115	$14,673
Multifamily segment:
Total amount incurred	$393	$1,965	$1,208	$470	$3,137	$1,480
Amount deferred	(317)	(1,865)	(107)	(320)	(2,939)	(224)
Amount amortized	792	2,945	166	865	2,833	150
Amount included in Statement of Operations	$868	$3,045	$1,267	$1,015	$3,031	$1,406
Total Company:
Total amount incurred	$17,189	$20,671	$17,071	$16,045	$21,700	$19,324
Amount deferred	(10,202)	(13,743)	(6,875)	(8,961)	(14,406)	(7,489)
Amount amortized	3,716	8,288	5,365	2,819	6,852	4,244
Amount reported in Statement of Operations	$10,703	$15,216	$15,561	$9,903	$14,146	$16,079

	For the three months ended June 30,
	2004			2003
	Revenues- other	Cost of revenues- other	Selling expense	Revenues-other	Cost of revenues- other	Selling expense
	(in thousands)
North America segment:
Total amount incurred	$8,690	$9,616	$8,270	$7,678	$8,691	$8,472
Amount deferred	(5,185)	(6,050)	(3,519)	(4,386)	(5,466)	(3,492)
Amount amortized	1,542	2,796	2,740	1,046	2,228	2,103
Amount included in Statement of Operations	$5,047	$6,362	$7,491	$4,338	$5,453	$7,083
Multifamily segment:
Total amount incurred	$230	$921	$597	$268	$1,907	$796
Amount deferred	(229)	(900)	(29)	(206)	(1,805)	(116)
Amount amortized	398	1,492	84	523	1,537	75
Amount included in Statement of Operations	$399	$1,513	$652	$585	$1,639	$755
Total Company:
Total amount incurred	$8,920	$10,537	$8,867	$7,946	$10,598	$9,268
Amount deferred	(5,414)	(6,950)	(3,548)	(4,592)	(7,271)	(3,608)
Amount amortized	1,940	4,288	2,824	1,569	3,765	2,178
Amount reported in Statement of Operations	$5,446	$7,875	$8,143	$4,923	$7,092	$7,838

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

Our amortization rates consider the average estimated remaining life and historical and projected attrition rates.  The amortization method for each customer pool is as follows:

Pool	Method
North America:
• Acquired Westinghouse Customers	Eight-year 120% declining balance
• Other Customers	Ten-year 135% declining balance

Multifamily	Nine-year straight-line

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

We recorded approximately $17.1 million and $34.3 million of customer account amortization expense for the three and six months ended June 30, 2004, respectively.  We recorded approximately $17.2 million and $34.3 million of customer account amortization expense for the three and six months ended June 30, 2003, respectively.  These amounts would change if we changed the estimated life or amortization rate for customer accounts.

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

In addition, as a result of the sale, except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we will no longer receive payments from Westar Energy.  In 2003, we received aggregate payments from Westar Energy of $20.0 million.  The loss of these payments will have a material adverse effect on our cash flow.  There are several areas of potential dispute between us regarding Westar’s obligations under the terms of the tax sharing agreement.  See “—Important Matters—Dispute Regarding Tax Sharing Payments” above.

Operating Results

We separate our business into two reportable segments:  North America and Multifamily.  North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems.    Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Protection One Consolidated

Revenues decreased approximately 3.3% in the first six months of 2004 compared to the first six months of 2003, primarily due to the decline in the size of our customer base.  Cost of revenues decreased approximately 3.5% primarily due to a decrease of $1.1 million in salary expense in our monitoring centers from a reduction in our monitoring personnel in the Wichita call center during 2003.  General and administrative costs increased approximately 37.8%, primarily due to costs related to the change in control and restructuring efforts, including payments made to executive management, financial advisors and legal counsel.  Selling costs decreased approximately 3.2%, due to a $1.4 million decrease in security consultant compensation and related benefits primarily due to a reduction in our sales force partially offset by a $1.1 million increase in amortization of previously deferred selling costs.  Interest expense increased by approximately 14.4%, due to an increase in the weighted average interest rate of our revolving credit facility from 5.2% to 7.8%.  In 2004, we recorded a non-cash charge to income in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of deferred tax assets determined not to be realizable.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Six Months Ended June 30,
	2004		2003
	(dollars in thousands)
Revenues:
Monitoring and related services	$106,030	91.5%	$111,194	92.6%
Other	9,835	8.5	8,888	7.4

Total revenues	115,865	100.0	120,082	100.0

Cost of revenues:
Monitoring and related services	30,444	26.3	33,052	27.5
Other	12,171	10.5	11,115	9.3

Total cost of revenues	42,615	36.8	44,167	36.8

Gross profit	73,250	63.2	75,915	63.2
Selling expense	14,294	12.3	14,673	12.2
General and administrative expense	49,187	42.5	34,589	28.8
Amortization of intangibles and depreciation expense	36,871	31.8	37,868	31.5
Operating loss	$(27,102)	(23.4)%	$(11,215)	(9.3)%

2004 Compared to 2003.   We had a net decrease of 9,515 customers in the first six months of 2004 as compared to a net decrease of 19,190 customers in the first six months of 2003.  The average customer base for the first six months of 2004 and 2003 was 707,734 and 734,191, respectively, or a decrease of 26,457 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.  We expect that this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We believe the decrease in annualized quarterly attrition is due to a company wide focus on retaining our current customers. We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

Further analysis of the change in the North America account base between the two periods is discussed below.

	Six Months Ended June 30,
	2004	2003

Beginning Balance, January 1	712,491	743,786
Customer additions, excluding wholesale	26,565	24,972
Customer losses, excluding wholesale	(35,395)	(41,500)
Change in wholesale customer base and other adjustments	(685)	(2,662)
Ending Balance, June 30	702,976	724,596

Annualized attrition	9.0%	10.8%

Monitoring and related services revenues decreased 4.6% in the first six months of 2004 compared to the first six months of 2003 primarily due to the decline in our customer base.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues increased 10.7% the first six months of 2004 compared to the first six months of 2003 due to an increase of approximately $1.0 million in the amortization of previously deferred revenues. These revenues are generated from our internal installations of new alarm systems and consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenues.

Cost of monitoring and related services revenues decreased 7.9% in the first six months of 2004 compared to the first six months of 2003. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease in the first six months of 2004 compared to the first six months of 2003 is primarily due to a $1.1 million decrease in monitoring center wage expense due to a reduction in headcount and a $1.8 million decrease in service costs due in part to a decrease in our retail customer base and increased efficiency of our service technicians.  Costs of monitoring and related services revenues as a percentage of the related revenues decreased to 28.7% in the first six months of 2004 from 29.7% in the first six months of 2003.

Cost of other revenues increased 9.5% in the first six months of 2004 compared to the first six months of 2003. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.  The increase in 2004 is primarily due to a $1.3 million increase in amortization of previously deferred customer acquisition costs, partially offset by a decrease in costs related to commercial outright sales.  These costs as a percentage of other revenues were 123.8% for the first six months of 2004 compared to 125.1% for the first six months of 2003.

Selling expense decreased 2.6% in the first six months of 2004 compared to the first six months of 2003 primarily due to a $1.4 million decrease in salary and related expenses due to a reduction in our sales force and support staff in 2003, partially offset by a $1.1 million increase in amortization of previously deferred selling costs.

General and administrative expense increased 42.2% in the first six months of 2004 compared to the first six months of 2003. This increase includes $19.9 million of expense related to the change in control and subsequent restructuring efforts, including approximately $9.5 million in change in control payments to executive management, investment banker fees of $3.5 million, $1.6 million related to the write off of prepaid insurance, and financial advisory and legal fees related to the restructuring of $3.7 million.  This increase was partially offset by a decrease in general and administrative salaries of $2.0 million related to short term incentive payments and retention bonus accruals, a decrease in insurance premiums of $0.7 million, a decrease in bad debt expense of $0.6 million primarily related to improved collections and recoveries of written off accounts and a $0.6 million decrease in equipment rentals.  As a percentage of total revenues, general and administrative expenses increased in the first six months of 2004 to 42.5% from 28.8% in 2003.

Amortization of intangibles and depreciation expense decreased 2.6% in the first six months of 2004 compared to the first six months of 2003.  This decrease is due to a reduction of $1.0 million in depreciation expense caused by the loss of depreciation on assets becoming fully depreciated in excess of the depreciation on current year fixed asset additions.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Six Months Ended June 30,
	2004		2003
	(dollars in thousands)
Revenues:
Monitoring and related services	$17,672	95.3%	$17,931	94.6%
Other	868	4.7	1,015	5.4
Total revenues	18,540	100.0	18,946	100.0

Cost of revenues:
Monitoring and related services	3,890	21.0	4,137	21.8
Other	3,045	16.4	3,031	16.0
Total cost of revenues	6,935	37.4	7,168	37.8
Gross profit	11,605	62.6	11,778	62.2
Selling expense	1,267	6.8	1,406	7.4
General and administrative expense	6,357	34.3	5,731	30.3
Amortization of intangibles and depreciation expense	2,464	13.3	2,446	12.9
Operating income	$1,517	8.2%	$2,195	11.6%

2004 Compared to 2003.  We had a net decrease of 1,389 customers in the first six months of 2004 compared to a net increase of 5,930 customers in the first six months of 2003.  The average customer base was 335,135 for the first six months of 2004 compared to 332,877 for the first six months of 2003.  The change in Multifamily’s customer base for the period is shown below.

	Six Months Ended June 30,
	2004	2003

Beginning Balance, January 1,	335,829	329,912
Customer additions	9,308	15,489
Customer losses	(10,697)	(9,559)
Ending Balance	334,440	335,842

Annualized attrition	6.4%	5.7%

Monitoring and related services revenues for the first six months of 2004 decreased 1.4% from the first six months of 2003. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.  A $0.4 million decrease in repair billings was offset by an increase in RMR related to the slight increase in the average customer base.

Other revenues for the first six months of 2004 decreased 14.5% from the first six months of 2003.  These revenues consist primarily of amortization of previously deferred revenues associated with the sale of alarm systems and revenues from the sale of access control systems.  The decline is primarily due to the $0.1 million decrease in the amortization of previously deferred revenue and a $0.1 million decrease in access control system sales revenue.

Cost of monitoring and related services revenues for the first six months of 2004 decreased 6.0% from the first six months of 2003.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations.  This decrease is the result of decreased field service costs of $0.2 million and lower employment costs of $0.1 million related to an employee retention plan in 2003.  Cost of monitoring and related services revenues as a percentage of related revenues decreased slightly to 22.0% in the first six months of 2004 from 23.1% in the first six months of 2003.

Cost of other revenues for the first six months of 2004 increased 0.5% from the first six months of 2003.  These costs consist primarily of amortization of installation costs previously deferred and the costs to install access control systems.  The costs increased primarily due to increased amortization of deferred customer acquisition costs of $0.1 million offset by a $0.1 million decrease in access control system installation costs.

Selling expense for the first six months of 2004 declined 9.9% from the first six months of 2003.  This decrease is the result of lower employment costs of $0.1 million related to an employee retention plan in 2003 and reduced advertising costs of $0.1 million.

General and administrative expense for the first six months of 2004 increased 10.9% from the first six months of 2003 primarily due to increased employment costs of $1.5 million primarily due to change in control payments made in February 2004 and increased liability insurance costs of $0.4 million, offset by a $0.5 million decrease in management fees allocated from Protection One, lower legal costs of $0.4 million, decreased employment costs of $0.3 million primarily related to an employee retention plan in 2003 and reduced telecommunications costs of $0.1 million.

Amortization of intangibles and depreciation expense for the first six months of 2004 remained consistent with the first six months of 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Protection One Consolidated

Revenues decreased approximately 2.4% in the second quarter of 2004 compared to the second quarter of 2003, primarily due to the decline in the size of our customer base.  The rate of decrease slowed in the second quarter due to improvements in the attrition rate.  Cost of revenues decreased approximately 2.3% primarily due to a decrease of $0.5 million in salary expense in our monitoring centers.  General and administrative costs increased approximately 1.7%, primarily due to payments of $2.8 million made to financial advisors and legal counsel in connection with corporate debt restructuring and an increase of $0.4 million in bad debt expense partially offset by a $1.3 million decrease in salaries related to the 2003 retention bonus which was not repeated in 2004, a decrease in medical and dental expense of $0.8 million due to changes in benefit plans and the number of employees covered under such plans and a $0.6 million decrease in premiums to insurance companies due to a decrease in the cost of director and officer insurance.  Selling costs increased approximately 3.9%, primarily due to an increase in amortization of previously deferred commissions.  Interest expense increased by approximately 9.9%, primarily due to an increase in the weighted average interest rate of our revolving credit facility.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended June 30,
	2004		2003
	(dollars in thousands)
Revenues:
Monitoring and related services	$53,015	91.3%	$55,003	92.7%
Other	5,047	8.7	4,338	7.3

Total revenues	58,062	100.0	59,341	100.0

Cost of revenues:
Monitoring and related services	14,945	25.7	16,089	27.1
Other	6,362	11.0	5,453	9.2

Total cost of revenues	21,307	36.7	21,542	36.3

Gross profit	36,755	63.3	37,799	63.7
Selling expense	7,491	12.9	7,083	11.9
General and administrative expense	18,083	31.1	16,846	28.4
Amortization of intangibles and depreciation expense	18,449	31.8	18,898	31.9
Operating loss	$(7,268)	(12.5)%	$(5,028)	(8.5)%

2004 Compared to 2003.   We had a net decrease of 2,000 customers in the second quarter of 2004 as compared to a net decrease of 9,771 customers in the second quarter of 2003.  The average customer base for the second quarter of 2004 and 2003 was 703,976 and 729,482, respectively, or a decrease of 25,506 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.  We expect that this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We believe the decrease in annualized quarterly attrition is due to a company wide focus on retaining our current customers. We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

Further analysis of the change in the North American account base between the two periods is discussed below.

	Three Months Ended June 30,
	2004	2003

Beginning Balance, April 1	704,976	734,367
Customer additions, excluding wholesale	13,250	12,785
Customer losses, excluding wholesale	(17,052)	(20,678)
Change in wholesale customer base and other adjustments	1,802	(1,878)
Ending Balance, June 30	702,976	724,596

Annualized quarterly attrition	7.8%	11.1%

Monitoring and related services revenues decreased 3.6% in the second quarter of 2004 compared to the second quarter of 2003 primarily due to the 3.0% decline in our customer base.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues increased 16.3% the second quarter of 2004 compared to the second quarter of 2003 due to an increase of approximately $0.5 million from the amortization of previously deferred revenues and an increase in commercial outright sales activity. These revenues are generated from our internal installations of new alarm systems and consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenues.

Cost of monitoring and related services revenues decreased 7.1% in the second quarter of 2004 compared to the second quarter of 2003. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease in the second quarter of 2004 compared to the second quarter of 2003 is primarily due to a $0.5 million decrease in monitoring center wage expense due to a reduction in headcount and a $0.8 million decrease in service costs due in part to a 5.4% decrease in our retail customer base and increased efficiency of our service technicians.  Costs of monitoring and related services revenues as a percentage of the related revenues decreased to 28.2% in the second quarter of 2004 from 29.3% in the second quarter of 2003.

Cost of other revenues increased 16.7% in the second quarter of 2004 compared to the second quarter of 2003. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.  The increase in 2004 is primarily due to a $0.6 million increase in amortization of previously deferred customer acquisition costs and an increase in costs related to commercial outright sales.  These costs as a percentage of other revenues were 126.1% for the second quarter of 2004 compared to 125.7% for the second quarter of 2003.

Selling expense increased 5.8% in the second quarter of 2004 compared to the second quarter of 2003 primarily due to a $0.6 million increase in the amortization of previously deferred commissions.

General and administrative expense increased 7.3% in the second quarter of 2004 compared to the second quarter of 2003. This increase is generally due to payments of $2.8 million made to financial advisors and legal counsel in connection with corporate debt restructuring, an increase of $0.4 million in bad debt expense partially offset by a $1.2 million decrease in salaries related to the 2003 retention bonus, a decrease in medical and dental expense of $0.8 million due to changes in benefit plans and a $0.6 million decrease in premiums to insurance companies.  As a percentage of total revenues, general and administrative expense increased in the second quarter of 2004 to 31.1% from 28.4% in 2003.

Amortization of intangibles and depreciation expense decreased 2.4% in the second quarter of 2004 compared to the second quarter of 2003.  This decrease is due to a reduction of $0.4 million in depreciation expense caused by the loss of depreciation on assets becoming fully depreciated in excess of the depreciation on fixed asset additions in the second quarter.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended June 30,
	2004		2003
	(dollars in thousands)
Revenues:
Monitoring and related services	$8,813	95.7%	$9,016	93.9%
Other	399	4.3	585	6.1

Total revenues	9,212	100.0	9,601	100.0

Cost of revenues:
Monitoring and related services	1,919	20.8	2,142	22.3
Other	1,513	16.4	1,639	17.1

Total cost of revenues	3,432	37.2	3,781	39.4
Gross profit	5,780	62.8	5,820	60.6
Selling expense	652	7.1	755	7.9
General and administrative expense	2,220	24.1	3,108	32.4
Amortization of intangibles and depreciation expense	1,226	13.3	1,213	12.6

Operating income	$1,682	18.3%	$744	7.7%

2004 Compared to 2003.  We had a net decrease of 636 customers in the second quarter of 2004 compared to a net increase of 5,142 customers in the second quarter of 2003.  The average customer base was 334,758 for the second quarter of 2004 compared to 333,271 for the second quarter of 2003.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended June 30,
	2004	2003

Beginning Balance, April 1,	335,076	330,700
Customer additions	4,611	9,191
Customer losses	(5,247)	(4,049)
Ending Balance, June 30,	334,440	335,842

Annualized quarterly attrition	6.3%	4.9%

Monitoring and related services revenues for the second quarter of 2004 decreased 2.3% from the second quarter of 2003. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.  Decreased repair billings of $0.2 million were offset by a $0.1 million increase in RMR related to the slight increase in the average customer base.

Other revenues for the second quarter of 2004 decreased 32.0% from the second quarter of 2003.  These revenues consist primarily of amortization of previously deferred revenues associated with the sale of alarm systems and revenues from the sale of access control systems.  The decline was primarily due to a $0.1 million decrease in the amortization of previously deferred revenue and a $0.1 million decline in access control system sales.

Cost of monitoring and related services revenues for the second quarter of 2004 decreased 10.4% from the second quarter of 2003.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations.  The decline was primarily the result of a $0.2 million decrease in field service costs.  Cost of monitoring and related revenues as a percentage of related revenues decreased slightly to 21.8% in the second quarter of 2004 from 23.8% in the second quarter of 2003.

Cost of other revenues for the second quarter of 2004 decreased 7.7% from the second quarter of 2003.  These costs consist primarily of amortization of installation costs previously deferred and the costs to install access control systems.  The costs decreased primarily due to decreased access control installation costs of $0.1 million.

Selling expense for the second quarter of 2004 declined 13.6% from the second quarter of 2003.  This decrease is the result of lower employment costs of $0.1 million related to an employee retention plan in 2003 which was not repeated in 2004 and reduced advertising costs of $0.1 million.

General and administrative expense for the second quarter of 2004 decreased 28.5% from the second quarter of 2003 primarily due to decreased management fees of $0.6 million allocated from Protection One, lower legal fees of $0.3 million and lower employment costs of $0.1 million related to an employee retention plan in 2003 that was not repeated in 2004, offset by increased liability insurance costs of $0.2 million.

Amortization of intangibles and depreciation expense for the second quarter of 2004 remained consistent with the second quarter of 2003.

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

We have retained Houlihan Lokey Howard & Zukin Capital as our financial advisor and are engaged in discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under our revolving credit facility, and certain holders of our publicly held debt.  If an agreement with such parties is reached, a resulting restructuring plan may be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns.  Discussions with Quadrangle and other debt holders are ongoing, and there can be no assurance that an agreement regarding financial restructuring will be reached or what other actions we may need to take, including selling assets, to meet our liquidity needs.  We expect to incur significant costs related to any proposed restructuring of our indebtedness.  Such costs could include, among other things, fees and expenses of our legal and other professional advisors.  In addition, we have agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to a potential restructuring of our indebtedness, currently under discussion among us, Quadrangle and its affiliates (the lenders under our revolving credit facility) and certain holders of our publicly held debt.  If a successful restructuring is completed, we may be obligated to pay success fees to the financial advisors in an aggregate amount of up to $7 million.  For the six months ended June 30, 2004, we have expensed $3.7 million relating to these advisors.

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

The indenture relating to the 13 5/8% senior subordinated discount notes required us to make a semi-annual interest payment on June 30, 2004.  We paid the semi-annual interest payment on July 30, 2004, prior to expiration of the interest payment grace period.  The indenture also requires us to give notice of our intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification.  Under the terms of this indenture, because we did not offer to repurchase such notes, our inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes.

Upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict our ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for our 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of June 30, 2004.  If such acceleration and cross default should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

The $215.5 million outstanding under the revolving credit facility is in default due to the change in control of Protection One consummated on February 17, 2004, non-compliance with financial covenants and a failure to make a quarterly interest payment that was due on the revolving credit facility on June 30, 2004.  We have entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the breach of the change in control provision and other specified defaults, and we agreed, among other things, not to borrow additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable.  The parties have agreed to extend the standstill agreement until August 23, 2004, subject to Quadrangle’s right to terminate the agreement.  There can be no assurances that the parties will further extend the standstill agreement or that Quadrangle will not terminate the standstill agreement prior to August 23, 2004.  Furthermore, acceleration of our revolving credit facility, if not rescinded or satisfied, would cause cross defaults under our other debt instruments.  If such acceleration should occur, we would not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

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

Prior to Westar’s sale of its interest in us, we had been a member of Westar’s consolidated tax group since 1997.  During that time, Westar made payments to us for tax benefits attributable to us and utilized by Westar in its consolidated tax return pursuant to the terms of a tax sharing agreement.  Except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group, we will no longer receive payments from Westar under the tax sharing agreement.  Such loss of tax payments will have a material adverse effect on our liquidity.

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

Our 7 3/8% senior notes and 8 1/8% senior subordinated notes require us to make a repurchase offer at 101% of the principal amount, plus interest, in the event of a change in control triggering event.  A change in control triggering event consists of a change in control coupled with the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control.  As of June 30, 2004, $190.9 million principal amount of the 7 3/8% senior notes and $110.3 million principal amount of the 8 1/8% senior subordinated notes were outstanding.  Should such repurchase right be triggered, we lack the funds to repurchase these debt securities, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

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

We may restructure our indebtedness in an out-of-court proceeding and/or seek the protection of the federal bankruptcy laws to reorganize our debts.  In connection with a restructuring or reorganization of our indebtedness, the interests represented by the Company’s currently outstanding shares of common stock would likely be substantially diluted or cancelled in whole or in part.

Operating Cash Flows for the Six Months Ended June 30, 2004.  Our operations provided a net $7.8 million in cash flow in the first six months of 2004, a decrease of $14.7 million compared to net cash provided of $22.5 million in the first six months of 2003 primarily due to $19.9 million in costs related to the change in control and the restructuring efforts.

Investing Cash Flows for the Six Months Ended June 30, 2004.   We used a net $13.0 million for our investing activities in the first six months of 2004.  We invested a net $10.4 million in cash to install and acquire new accounts and $2.8 million to acquire fixed assets.  In the first six months of 2003, we invested a net $13.2 million in cash to install and acquire new accounts and $2.8 million to acquire fixed assets, we received $1.4 million for the sale of AV ONE, Inc. and $2.6 million from the disposition of other assets.

Financing Cash Flows for the Six Months Ended June 30, 2004.  Financing activities provided a net $0.2 million in cash for the first six months of 2004 compared to $5.1 million in the first six months of 2003. We received $11.9 million from Westar Energy related to the sale of our Westar Energy securities and paid $8.6 million on long term debt in the first six months of 2003.

In the first six months of 2004, we did not increase our borrowings under the revolving credit facility.  At June 30, 2004, the revolving credit facility had a weighted average interest rate before fees of 7.75% and an outstanding balance of $215.5 million.

Material Commitments.  We have future, material, long-term commitments made in the past several years in connection with our growth. The following reflects these commitments as of June 30, 2004:

Debt Security	Stated Maturity Date (a)	Amount
		(in thousands)
Revolving Credit Facility	January 2005	$215,500
13 5/8% Senior Subordinated Discount Notes (b)	June 2005	29,872
7 3/8% Senior Unsecured Notes	August 2005	190,925
8 1/8% Senior Subordinated Notes	January 2009	110,340
Total		$546,637

(a)          See “—Liquidity and Capital Resources,” above, for discussion regarding acceleration of indebtedness.

(b)         Excludes $0.5 million premium which is being amortized to income.

The following table shows our contractual cash obligations and the expected expiration per period:

At December 31, 2003:

	Payment Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Long-term debt (a)	$331,137	$—	$220,797	$—	$110,340
Operating leases (b)	17,203	6,572	6,943	2,652	1,036
Change in Control Agreements (c)	10,973	10,973	—	—	—
Unconditional purchase obligations (d)	9,375	3,750	5,625	—	—
Total contractual cash obligations	$368,688	$21,295	$233,365	$2,652	$111,376

(a)          Payment due by period is based on maturity date without consideration of acceleration that may be required in the event of default.  See “—Liquidity and Capital Resources,” above, for additional information.

(b)         A new lease agreement whereby corporate headquarters will move from its current location was finalized in the second quarter of 2004.  In addition to the operating lease obligation as of December 31, 2003 listed above, $7.5 thousand additional expense per month will be incurred for a 42 month period beginning July 1, 2004.  This new lease replaces a month-to-month rental agreement for current corporate facilities with a  cost of $38.5 thousand per month.

(c)          Amounts paid in February 2004 upon consummation of the change in control.  See Item 1, “Business—Overview—Payment of Transaction Related Bonuses and Fees” for additional information regarding an additional $11.0 million payable in certain circumstances.

(d)         Contract tariff for telecommunication services.

The table below shows our total commercial commitments and the expected expiration per period:

At June 30, 2004:

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	2004	2005 – 2006	2007 – 2008	Thereafter
	(Dollars in thousands)
Line of credit	$215,500	$215,500	$—	$—	$—
Standby letters of credit	2,000	2,000	—	—	—
Total commercial commitments	$217,500	$217,500	$—	$—	$—

The indentures relating to our 8 1/8% senior subordinated notes and to our 13 5/8% senior subordinated discount notes contain certain restrictions, based on “EBITDA”, regarding our ability to incur debt and pay dividends.  The definition of EBITDA varies among the indentures and the revolving credit facility.  EBITDA is generally derived by adding to income (loss) before income taxes, interest expense and depreciation and amortization expense.  However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

Our revolving credit facility contains a number of potential events of default, including financial covenants which we must maintain.  Under the standstill agreement executed with Quadrangle, which the parties have agreed to extend until August 23, 2004, subject to Quadrangle’s right to terminate the agreement, we have received a temporary waiver of certain specified defaults if certain conditions are met.

Our revolving credit facility and the indentures relating to certain of our other indebtedness contain the financial covenants and tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Test
Revolving Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA less than 5.75 to 1.0 and
Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense greater than 2.10 to 1.0

Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0

Senior Subordinated Discount Notes	Total debt/annualized current quarter EBITDA less than 6.0 to 1.0
Senior debt/annualized current quarter EBITDA less than 4.0 to 1.0

At June 30, 2004, we were not in compliance with the covenants under the revolving credit facility and did not meet the tests under the indentures relating to our ability to incur additional indebtedness or to pay dividends.  As noted above, we entered into a standstill agreement with Quadrangle whereby Quadrangle agreed to grant us a waiver of certain specified defaults, including failure to comply with these financial covenants, among others, if certain conditions are met.  Our ability to comply with the ratios and the tests under our debt instruments will be affected by events outside our control and there can be no assurance that we will be able to meet them.  Continued failure to meet the tests would result in continuing restrictions on our ability to incur additional indebtedness or to pay dividends and the event of default under the revolving credit facility could allow the lenders to declare all amounts outstanding immediately due and payable.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Off-Balance Sheet Arrangements.  We had no off-balance sheet transactions or commitments as of or for the six months ended June 30, 2004.

Credit Ratings.  Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  On April 9, 2004, S&P downgraded its ratings on our senior unsecured debt due to concerns regarding our insufficient liquidity and cash flows relative to our debt burden combined with the loss of Westar as a source of external capital and the near-term expiration of the standstill agreement with Quadrangle regarding the revolving credit facility.  S&P’s outlook remained negative.  As of August 10, 2004, our public debt was rated as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S&P	CC	C	Negative
Moody’s	Caa2	Ca	Negative

Capital Expenditures.  We anticipate making capital expenditures of approximately $33.0 million in 2004. Of such amount, we plan to expend approximately $22.6 million in customer acquisition costs, net of deferred customer acquisition revenues, and $10.4 million for fixed assets.  Assuming we have available funds, capital expenditures for 2005 and 2006 are expected to be approximately $31.8 million and $34.7 million, respectively.  Of these amounts approximately $23.6 million and $26.3 million would be used for customer acquisition costs, net of deferred customer acquisition revenues, in 2005 and 2006, respectively, with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented.

Tax Matters.  In the first quarter of 2004, due to Westar’s sale of its interest in us, we determined that most of our deferred tax assets would not be realizable.  We recorded a non-cash charge to income in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of deferred tax assets determined not to be realizable.

In addition, as a result of the sale, except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we will no longer receive payments from Westar Energy.  In 2003, we received aggregate payments from Westar Energy of $20.0 million.  The loss of these payments will have a material adverse effect on our cash flow.  There are several areas of potential dispute between us regarding Westar’s obligations under the terms of the tax sharing agreement.  See “—Summary of Other Significant Matters—Dispute Regarding Tax Sharing Payments” above.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not experienced any significant changes in our exposure to market risk since December 31, 2003.  For additional information on our market risk, see Item 7A of the Form 10-K for the year ended December 31, 2003.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and our principal financial officer, after management’s evaluation, with the participation of such officers, of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the first fiscal six months ended June 30, 2004, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                             CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES.

See Note 4, “Debt” of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                             OTHER INFORMATION.

None.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1	Bylaws of Protection One, Inc. (as amended and restated June 24, 2004).
3.2	Bylaws of Protection One Alarm Monitoring, Inc. (as amended and restated June 24, 2004).
10.1	Employment Agreement dated July 23, 2004 between Protection One Inc., Protection One Alarm Monitoring, Inc. and Richard Ginsburg.
10.2	Employment Agreement dated July 23, 2004 between Protection One Inc., Protection One Alarm Monitoring, Inc. and Darius G. Nevin.
10.3	Employment Agreement dated July 23, 2004 between Protection One Inc., Protection One Alarm Monitoring, Inc. and Peter J. Pefanis.
10.4	Employment Agreement dated July 23, 2004 between Protection One Inc., Protection One Alarm Monitoring, Inc. and Steve V. Williams.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K.  Since the quarter ended March 31, 2004, we filed or furnished the following Current Reports on Form 8-K:

Date Filed	Item Number(s)	Report Description

8/2/04	5,7

We reported that on July 26, 2004, we reached an agreement to further extend the standstill agreement to August 2, 2004 and thereafter the standstill agreement is automatically extended for three consecutive one week periods unless the Quadrangle Group LLC affiliate(s) deliver a written notice.  We also reported that we made the previously deferred semi-annual interest payment of approximately $2 million on the outstanding $29.9 million aggregate principal amount of our 13 5/8% senior subordinated discount notes.

7/16/04	5	We reported that we intend to defer payment of the semi-annual interest payment due July 15, 2004 on our outstanding $110.3 million aggregate principal amount of our 8 1/8% senior subordinated notes.
7/1/04	5,7

We reported that on June 28, 2004, we reached an agreement to further extend the standstill agreement to July 6, 2004, and thereafter the standstill agreement is automatically extended for three consecutive one week periods unless the Quadrangle Group LLC affiliate(s) deliver a written notice.  We also reported that we intend to defer payment of the semi-annual interest payment due June 30, 2004 on our outstanding $29.9 million aggregate principal amount of our 13 5.8% senior subordinated discount notes and the quarterly interest payment due on our $215.5 million principal amount revolving credit facility with affiliates of Quadrangle Group.

6/3/04	5,7

We reported that on May 28, 2004, we reached an agreement to further extend the standstill agreement to June 8, 2004, and thereafter the standstill agreement is automatically extended for three consecutive one week periods unless the Quadrangle Group LLC affiliate(s) deliver a written notice.

5/25/04	5,7	We reported that on May 24, 2004, we reached an agreement to further extend the standstill agreement to June 1, 2004.
5/18/04	5,7	We reported that on May 17, 2004, we reached an agreement to further extend the standstill agreement to May 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2004	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and
Chief Financial Officer