Form 10-Q
period 2004-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2004-11-15
CIK 916230, 916310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

As of November 10, 2004, Protection One, Inc. had outstanding 98,282,679 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import.  Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements.  Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  We continue to face liquidity problems caused by our significant debt burdens and continuing net losses.  The consummation of the sale of its ownership interests in us by Westar Industries, Inc., a wholly owned subsidiary of Westar Energy, Inc., which we refer to collectively as Westar, our former majority owner that beneficially owned approximately 88% of our common stock, to POI Acquisition, L.L.C. and POI Acquisition I, Inc., entities formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd., which we refer to collectively as Quadrangle, and the assignment of Westar’s rights and obligations as the lender under our revolving credit facility to POI Acquisition, L.L.C., resulted in a $285.9 million non-cash charge against our income in the first quarter of 2004 to establish a valuation allowance for deferred tax assets that we believed were not not realizable, and the sale is expected to further materially adversely affect our financial position, results of operations and liquidity.  If we do not consummate the Quadrangle debt restructuring described in this 10-Q, we would likely be forced to seek a different out-of-court debt restructuring and/or seek the protection of federal bankruptcy laws to reorganize our indebtedness, and in connection with any such restructuring or reorganization, the interests represented by currently outstanding shares of our common stock would likely be substantially diluted or cancelled in whole or in part and our creditors may receive less than 100% of the face value of their claims.  Statements made in the Form 10-Q regarding the sale by Westar, the planned Quadrangle debt restructuring and the possible effect of these matters on us also constitute forward-looking statements.  The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.  Please refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2003 for more information regarding risks and uncertainties that may cause our actual results to differ materially from the results anticipated in our forward-looking statements.

Unless the context otherwise indicates, all references in this report to the “Company,” “Protection One,” “we,” “us,” “our” or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc., and Monitoring’s wholly owned subsidiaries.  Protection One’s sole asset is, and Protection One operates solely through, Monitoring and Monitoring’s wholly owned subsidiaries.  Both Protection One and Monitoring are Delaware corporations organized in September 1991.

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$21,531	$35,203
Restricted cash	1,781	1,810
Receivables, net of reserve of $5,961 and $6,899 at September 30, 2004 and December 31, 2003, respectively	23,809	23,670
Inventories, net	5,389	6,221
Prepaid expenses	3,210	5,522
Tax receivable from Westar	26,088	26,088
Deferred tax assets	30	33,899
Other	8,557	3,955
Total current assets	90,395	136,368
Property and equipment, net	29,122	31,921
Customer accounts, net	193,302	244,744
Goodwill	41,847	41,847
Deferred tax assets, net of current portion	46	252,411
Tax receivable from Westar, net of current portion	7,933	—
Deferred customer acquisition costs	104,710	94,225
Other	7,663	7,506
Total Assets	$475,018	$809,022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt, including $215,500 due to related parties	$547,022	$215,500
Accounts payable	3,396	5,314
Accrued liabilities	31,347	31,258
Deferred revenue	33,592	33,253
Total current liabilities	615,357	285,325
Long-term debt, net of current portion	—	331,874
Deferred customer acquisition revenue	54,191	44,209
Other liabilities	1,835	1,440
Total Liabilities	671,383	662,848
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 128,125,584 shares issued at September 30, 2004 and December 31, 2003	1,281	1,281
Additional paid-in capital	1,379,474	1,379,434
Accumulated other comprehensive income	150	78
Deficit	(1,542,658)	(1,200,007)
Treasury stock, at cost, 29,842,905 shares at September 30, 2004 and December 31, 2003	(34,612)	(34,612)
Total stockholders’ equity (deficiency in assets)	(196,365)	146,174
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$475,018	$809,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Revenues:
Monitoring and related services	$185,974	$193,555
Other	15,959	15,230
Total revenues	201,933	208,785

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	52,252	55,427
Other	23,085	21,232
Total cost of revenues	75,337	76,659
Gross profit (exclusive of amortization and depreciation shown below)	126,596	132,126

Operating expenses:
Selling	24,047	23,847
General and administrative	74,535	59,880
Amortization and depreciation	58,881	60,295
Total operating expenses	157,463	144,022
Operating loss	(30,867)	(11,896)
Other (income) expense:
Interest expense	20,021	18,821
Related party interest	13,399	10,672
Other	(100)	(2,073)
Loss before income taxes	(64,187)	(39,316)
Income tax benefit (expense)	(278,464)	13,346
Net loss	$(342,651)	$(25,970)

Other comprehensive income:
Unrealized gain on marketable securities	72	—
Comprehensive loss	$(342,579)	$(25,970)

Basic and diluted per share information:
Net loss per common share	$(3.49)	$(0.26)

Weighted average common shares outstanding (in thousands)	98,283	98,098

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues:
Monitoring and related services	$62,272	$64,431
Other	5,256	5,327
Total revenues	67,528	69,758

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	17,918	18,238
Other	7,869	7,086
Total cost of revenues	25,787	25,324
Gross profit (exclusive of amortization and depreciation shown below)	41,741	44,434

Operating expenses:
Selling	8,486	7,768
General and administrative	18,991	19,559
Amortization and depreciation	19,546	19,981
Total operating expenses	47,023	47,308
Operating loss	(5,282)	(2,874)
Other (income) expense:
Interest expense	6,734	6,145
Related party interest	4,568	4,020
Other	(17)	18
Loss before income taxes	(16,567)	(13,057)
Income tax benefit (expense)	(85)	4,393
Net loss	$(16,652)	$(8,664)

Other comprehensive income:
Unrealized gain on marketable securities	63	—
Comprehensive loss	$(16,589)	$(8,664)

Basic and diluted per share information:
Net loss per common share	$(0.17)	$(0.09)

Weighted average common shares outstanding (in thousands)	98,283	98,106

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flow from operating activities:
Net loss	$(342,651)	$(25,970)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of branch assets	(76)	(2,050)
Amortization and depreciation	58,881	60,295
Amortization of debt costs and premium	523	554
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenues	15,567	12,498
Deferred income taxes	286,398	24,729
Provision for doubtful accounts	486	1,292
Other	(76)	80
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(624)	3,077
Tax receivable from Westar	(7,933)	(38,212)
Other assets	(2,420)	318
Accounts payable	(2,244)	(420)
Deferred revenue	261	(2,841)
Other liabilities	453	(3,737)
Net cash provided by operating activities	6,545	29,613

Cash flows from investing activities:
Installations and purchases of new accounts	(14)	(311)
Deferred customer acquisition costs	(31,879)	(32,571)
Deferred customer acquisition revenues	15,808	13,865
Purchase of property and equipment	(4,826)	(4,186)
Sale of AV ONE	—	1,411
Proceeds from disposition of assets	314	2,778
Net cash used in investing activities	(20,597)	(19,014)

Cash flows from financing activities:
Payments on long-term debt	—	(10,159)
Proceeds from sale of trademark	160	450
Debt issue costs	—	74
Proceeds from sale of parent company stock- held as treasury	—	11,940
Purchase of Treasury Stock	—	(3)
Exercise of stock options and Employee Stock Purchase Plan	—	256
Funding from Westar, as former parent	220	1,027
Net cash provided by financing activities	380	3,585
Net cash provided by discontinued operations	—	229
Net increase (decrease) in cash and cash equivalents	(13,672)	14,413
Cash and cash equivalents:
Beginning of period	35,203	1,545
End of period	$21,531	$15,958

Cash paid for interest	$37,957	$34,607

Cash paid for taxes	$264	$269

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, in the United States, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC.

See Note 10, “Going Concern and Management’s Plan” for management’s plan regarding liquidity and going concern issues and the Quadrangle debt restructuring.

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

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of options is amortized to expense on a straight-line method over the options’ vesting period.  Under SFAS No. 123, compensation expense would have been $0.6 million and $0.1 million in the nine and three months ended September 30, 2004, respectively and $0.5 million and $0.1 million in the nine and three months ended September 30, 2003, respectively.  Information related to the pro forma impact on earnings and earnings per share follows.

	Nine Months Ended September 30,
	2004	2003

Loss available for common stock, as reported	$(342,651)	$(25,970)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	34	67
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(596)	(504)
Loss available for common stock, pro forma	$(343,213)	$(26,407)

Net loss per common share (basic and diluted):
As reported	$(3.49)	$(0.26)
Pro forma	$(3.49)	$(0.27)

	Three Months Ended September 30,
	2004	2003

Loss available for common stock, as reported	$(16,652)	$(8,664)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	22
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(75)	(139)
Loss available for common stock, pro forma	$(16,727)	$(8,781)

Net loss per common share (basic and diluted):
As reported	$(0.17)	$(0.09)
Pro forma	$(0.17)	$(0.09)

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the nine- and three-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company’s workers’ compensation claims.  The Company receives interest income earned by the trust.

The Company has no stock options or warrants that represent dilutive potential common shares for the three and nine months ended September 30, 2004.  The Company has issued stock options and warrants of which approximately 0.3 million and 0.4 million represent dilutive potential common shares for the three and nine months ended September 30, 2003.  These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

Certain reclassifications have been made to prior-year information to conform to the current year presentation.

2.     Change in Majority Owner:

On February 17, 2004, Westar Industries, Inc., a Delaware corporation, sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share to POI Acquisition I, Inc., a wholly owned subsidiary of POI Acquisition, L.L.C.  Both POI Acquisition, L.L.C. and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd., collectively referred to as Quadrangle.  Westar retained approximately 1% of the Company’s common stock, representing shares underlying restricted stock units granted to current and former employees of Westar.  As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under the revolving credit facility to POI Acquisition, L.L.C.  Quadrangle paid approximately $122.2 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, and Westar received additional consideration related to post-closing events.

See Note 4, “Debt” for a discussion of the impact of the change in control on the Company’s outstanding debt, Note 8, “Income Taxes” for a discussion relating to the Company’s tax sharing agreement with Westar and Note 10, “Going Concern and Management’s Plan” for a discussion of recent events relating to the planned Quadrangle debt restructuring.

3.     Intangible Assets — Customer Accounts and Goodwill:

The following reflects the changes in the Company’s investment in purchased customer accounts (at cost) for the following periods (in thousands):

	Nine Months Ended	Three Months Ended	Year Ended
	September 30, 2004	September 30, 2004	December 31, 2003
Beginning customer accounts	$680,928	$680,920	$680,349
Acquisition of customer accounts	14	—	259
Sale of accounts	(22)	—	(28)
Other	—	—	348
	680,920	680,920	680,928
Less accumulated amortization	(487,618)	(487,618)	(436,184)
Ending customer accounts, net	$193,302	$193,302	$244,744

Amortization expense was $17.1 million and $51.4 million for the three and nine months ended September 30, 2004, respectively.  Amortization expense was $17.3 million and $51.5 million for the three and nine months ended September 30, 2003, respectively.  The table below reflects the estimated aggregate customer account amortization expense for 2004 and each of the four succeeding fiscal years on the existing customer account base as of September 30, 2004 (in thousands).

	2004	2005	2006	2007	2008

Estimated amortization expense	$68,612	$52,322	$51,961	$45,641	$20,000

There were no changes in the carrying amounts of goodwill for the three or nine months ended September 30, 2004 or 2003.  The Company completed its annual impairment testing during the third quarter of 2004 on its Multifamily segment and determined that no additional impairment of goodwill was required as of July 1, 2004.  The Company’s North America segment has no goodwill and, therefore, did not require testing as of July 1, 2004.  No impairment charge has been recorded in the first nine months of 2004.  If we fail future impairment tests for either goodwill or customer accounts, we will be required to recognize additional impairment charges on these assets in the future.

4.     Debt:

Long-term debt and the fixed or weighted average interest rates are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Revolving Credit Facility, maturing August 15, 2005, variable, 8.50% at September 30, 2004 (a)	$215,500	$215,500
Senior Subordinated Notes, maturing January 2009, fixed 8.125%	110,340	110,340
Senior Unsecured Notes, maturing August 2005, fixed 7.375% (b)	190,925	190,925
Senior Subordinated Discount Notes, maturing June 2005, fixed 13.625% (c)	30,257	30,609
	547,022	547,374
Less current portion (d)	(547,022)	(215,500)
Total long-term debt	$—	$331,874

(a)   On November 12, 2004 the Company made a $14.5 million principal payment to Quadrangle on the revolving credit facility.  On November 10, 2004 the interest rate on the revolving credit facility increased to 8.75%.

(b)   The Company intends to retire $26.6 million of 7.375% Senior Unsecured notes in connection with the Westar tax sharing settlement.

(c)   The effective rate to the Company is 11.8% due to amortization of a premium related to the notes. The unamortized balance of the premium at September 30, 2004 and December 31, 2003 was $0.4 million and $0.7 million, respectively.

(d)   See discussion below regarding the potential impact if an event of default and acceleration occurs under the indenture relating to the 13 5/8% senior subordinated discount notes, or if the revolving credit facility is accelerated, on the various debt instruments.

The indenture relating to the 13 5/8% senior subordinated discount notes requires the Company to give notice of its intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification.  Under the terms of this indenture, because the Company did not offer to repurchase such notes following the Westar sale transaction, its inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes.

Upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict the Company’s ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for the 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of September 30, 2004.  If such acceleration and cross default should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

The $201.0 million outstanding as of November 15, 2004 under the revolving credit facility is in default due to the change in control of Protection One consummated on February 17, 2004 and non-compliance with financial covenants.  The Company has entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified defaults, and the Company agreed, among other things, that it could not borrow any additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable.  The parties have agreed to extend the standstill agreement until the earlier of the closing date of the Quadrangle debt restructuring, described in Note 10, “Going Concern and Management’s Plan,” or the termination of the exchange agreement, which the Company entered into with Quadrangle on November 12, 2004 and is described in Note 10.  Acceleration of the revolving credit facility, if not rescinded or satisfied, would cause cross defaults under the Company’s other debt instruments.  If such acceleration should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of court restructuring.

The indenture relating to the 13 5/8% senior subordinated discount notes required the Company to make a semi-annual interest payment on June 30, 2004, which the Company deferred until July 30, 2004, prior to the expiration of the interest payment grace period.

The Company also deferred payment of the semi-annual interest payment that was due on July 15, 2004 on the outstanding $110.3 million aggregate principal amount of its 8 1/8% senior subordinated notes.  On August 13, 2004 the Company paid the semi-annual interest payment on its 8 1/8% senior subordinated notes, prior to expiration of the interest payment grace period.

In addition, the Company deferred payment of the quarterly interest payment that was due on June 30, 2004 on the revolving credit facility.  The Company paid such second quarter interest payment on August 16, 2004.  The Company timely paid the third quarter interest payment on the revolving credit facility that was due on September 30, 2004.

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

The Company’s revolving credit facility contains a number of potential events of default, including with respect to financial covenants which it must maintain.  Under the standstill agreement executed with Quadrangle, which the parties have agreed to extend until the earlier of the closing of the Quadrangle debt restructuring or the termination of their exchange agreement, the Company has received a temporary waiver of certain specified defaults if certain conditions are met.

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

At September 30, 2004, the Company was not in compliance with the covenants under the revolving credit facility, described above, and did not meet the tests under the indentures relating to the Company’s ability to incur additional indebtedness or to pay dividends.  As noted above, the Company entered into a standstill agreement with Quadrangle whereby Quadrangle agreed to grant the Company a waiver of certain specified defaults, including failure to comply with these financial covenants, among others, until the earlier of the closing of the Quadrangle debt restructuring or the termination of their exchange agreement, if certain conditions are met.  Continued failure to meet the tests would result in continuing restrictions on the Company’s ability to incur additional indebtedness or to pay dividends, and the event of default under the revolving credit facility could allow the lenders to declare all amounts outstanding immediately due and payable.

 If the Company does not consummate the Quadrangle debt restructuring, it would likely be forced to seek a different out-of-court debt restructuring and/or seek the protection of federal bankruptcy laws to reorganize its indebtedness, and in connection with any such restructuring or reorganization, the interests represented by currently outstanding shares of its common stock would likely be substantially diluted or cancelled in whole or in part and its creditors may receive less than 100% of the face value of their claims.  In addition, the Company has significant debt maturities scheduled for 2005 including its revolving credit facility, 7 3/8% senior notes, and 13 5/8% senior subordinated discount notes.  The Company will need to engage in asset sales and/or refinancings in order to satisfy these maturities.  There can be no assurance the Company will successfully complete such asset sales or refinancings.

5.     Related Party Transactions:

On February 17, 2004, Westar Industries sold approximately 87% of the issued and outstanding shares of the Company and assigned its rights and obligations under the revolving credit facility to Quadrangle.  See the discussion below and in Note 2, “Change in Majority Owner” for additional information relating to the sale transaction.

On November 12, 2004, the Company entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, settles all of its claims with Westar relating to the tax sharing agreement and settles all claims between Quadrangle and Westar relating to the Westar sale transaction.  Also, on November 12, 2004, the Company entered into an exchange agreement with Quadrangle to restructure a significant portion of its revolving credit facility. See Note 10, “Going Concern and Management’s Plan” for additional information relating to the Westar tax sharing settlement and Quadrangle debt restructuring.

Revolving Credit Facility

On February 17, 2004, Westar Industries transferred its rights and obligations as lender under the revolving credit facility to Quadrangle pursuant to the sale agreement.  The Company and Quadrangle entered into a standstill agreement, which the parties have agreed to extend until the earlier of the closing of the Quadrangle debt restructuring or the termination of their exchange agreement, which, among other things, prohibits the Company from making borrowings under the facility and also temporarily prohibits Quadrangle from exercising its remedies under the facility if certain conditions are met.  The Company accrued interest expense of $4.4 million and $12.7 million for the three and nine months ended September 30, 2004, respectively, and made interest payments to Quadrangle of $8.6 million and $12.7 million on borrowings under the facility for the three and nine months ended September 30, 2004.  See Note 4, “Debt” for additional information relating to the revolving credit facility.  Of the $12.7 million interest accrued for the nine months ended September 30, 2004, $2.2 million was recorded prior to the sale of the Company by Westar.

On March 23, 2004, the Company and Quadrangle entered into a fifteenth amendment to the revolving credit facility that modified the confidentiality provision in the revolving credit facility.

The Company had outstanding borrowings under the revolving credit facility of $215.5 million at December 31, 2003. The Company accrued interest expense of $3.4 million and $9.0 million and made interest payments of $3.1 million and $8.8 million on borrowings under the facility for the three and nine months ended September 30, 2003, respectively.

Tax Receivable Related to Tax Sharing Agreement

The Company had a receivable balance of $34.0 million and $26.1 million at September 30, 2004 and December 31, 2003, respectively, relating to a tax sharing agreement with Westar Energy.  In December 2003, the Company received $20.0 million from Westar Energy as partial payment for the tax benefit utilized in its 2002 tax return filed in the third quarter of 2003.  The receivable balance of $26.1 million at December 31, 2003 reflects the balance of the estimated tax benefit to be utilized by Westar Energy in its 2003 consolidated income tax return plus the remainder of the 2002 tax benefit not paid in 2003.  An additional $7.9 million receivable was recorded for the estimated tax benefit generated in the first quarter prior to February 17, 2004 that Westar Energy will likely be able to utilize in its 2004 consolidated income tax return, which will likely be filed in 2005.

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

 On November 12, 2004, the Company entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, settles all of its claims with Westar relating to the tax sharing agreement and settles all claims between Quadrangle and Westar relating to the Westar sale transaction.  In accordance with the Westar tax sharing settlement, among other things, Westar paid the Company approximately $45.9 million in cash and transferred to it 7 3/8% senior notes of the Company, due 2005, with aggregate principal and accrued interest of approximately $27.1 million.  As previously noted, the Company had a receivable balance of $34.0 million at September 30, 2004 relating to the tax sharing agreement with Westar, and the Company expects to record a tax benefit of approximately $39.0 million as a result of the Westar tax sharing settlement.

See Note 8, “Income Taxes” for further discussion relating to the tax sharing agreement and the Westar tax sharing settlement.

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

Administrative Services Agreement

Westar Energy provides administrative services to the Company pursuant to an agreement, referred to as the administrative services agreement, which includes accounting, tax, audit, human resources, legal, purchasing, facilities services and use of computer systems.  The administrative services agreement will terminate on February 17, 2005, one year after the date of sale of the Company by Westar unless an earlier termination date is mutually agreed upon.  The Company transitioned from using Westar Energy’s human resources application during the third quarter and anticipates completing a transition from Westar Energy’s accounting application by year end.  Charges of approximately $0.8 million and $2.6 million were incurred for the three and nine months ended September 30, 2004, respectively, compared to charges of approximately $1.1 million and $3.4 million for the three and nine months ended September 30, 2003.  The Company had a net balance due to Westar Energy primarily for these services of $0.6 million and $0.3 million at September 30, 2004 and December 31, 2003, respectively.  See Note 6, “Commitments and Contingencies” for more information regarding the administrative services agreement.

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

Quadrangle

In addition to interest accrued and paid under the revolving credit facility, discussed above, the Company paid $0.2 million and $0.4 million, respectively, to Quadrangle for legal expenses incurred by Quadrangle for the three and nine months ended September 30, 2004.  The Company has agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to a potential restructuring of the Company’s indebtedness.  See Note 10, “Going Concern and Management’s Plan” for information relating to the planned Quadrangle debt restructuring.

6.     Commitments and Contingencies:

Litigation

Rogers Litigation

On August 2, 2002, Monitoring, Westar Energy, Inc. and certain former employees of Monitoring, as well as certain third parties, were sued in the District Court of Jefferson County, Texas, by Regina Rogers, a resident of Beaumont, Texas (Case No. D167654).  Ms. Rogers has asserted various claims due to casualty losses, property damage and mental anguish she allegedly suffered as a result of a fire to her residence on August 17, 2000.  In her complaint, Ms. Rogers alleges that Protection One and certain of its employees were negligent, grossly negligent and malicious in allegedly failing to properly service and monitor the alarm system at the residence.  The complaint also alleges various violations of the Texas Deceptive Trade Practices Act, or DTPA, negligent misrepresentation, fraud, intentional misconduct and breach of contract.  Relief sought under the complaint (as amended) includes actual, exemplary and treble damages under the DTPA, plus attorneys’ fees.  Although the complaint does not specify the amount of damages sought, counsel for the plaintiff has previously alleged actual damages of approximately $7.5 million.  The Company believes it has adequate insurance coverage with respect to the potential liability.  The Company’s primary insurance carrier is providing defense of the action, and the Company is reimbursing the primary insurance carrier for the applicable deductible.  The excess carrier is proceeding under a reservation of rights.  Discovery is on-going in this matter.  Mediation sessions were conducted between the parties on August 20 and November 11, 2004, but the parties have so far been unable to resolve the dispute.

The trial date, originally scheduled for September 2004, has been continued to late January 2005.  The Company has provided for what is believed to be a reasonable estimate of loss exposure for this matter.  Since the Company believes it has adequate insurance coverage with respect to the potential liability, in the opinion of management, the outcome should not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Dealer Litigation

On May 10, 2004, Nashville Burglar Alarm, LLC, a former dealer, filed a demand for arbitration against Monitoring with the American Arbitration Association, or AAA, alleging breach of contract, misrepresentation, breach of implied covenant of good faith, violation of consumer protection statues and franchise law violations.  Nashville Burglar Alarm, along with five other former dealers, was an original plaintiff in a putative class action lawsuit filed against Monitoring in May 1999, in the U.S. District Court for the Western District of Kentucky (Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H).  In that matter, the court granted Monitoring’s motion to stay the proceeding pending the individual plaintiffs’ pursuit of arbitration as required by the terms of their dealer agreements, and AAA refused plaintiffs’ motion to require that all of the claims of the plaintiffs be heard collectively.  Since that time, two of the original plaintiffs in the Total Security Solutions case (not including Nashville Burglar Alarm) were either settled by the mutual agreement of the parties, or dismissed by the AAA.  The remaining original plaintiffs in the Total Security Solutions case have not pursued claims in arbitration.

Two other dealers (not plaintiffs in the original Total Security Solutions litigation) filed similar claims in arbitration against Monitoring: Beachwood Security and Ira Beer, who is owner of both Security Response Network, Inc. and Homesafe Security, Inc.  Discovery is ongoing in the Beer matter, and the Beachwood matter was dismissed by AAA.

The Company believes it has complied with terms of its contracts with these former dealers and intends to aggressively defend against these claims.  In the opinion of management, none of these pending dealer claims, either alone or in the aggregate, will have a material adverse effect upon the Company’s consolidated financial position or results of operations.

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

Both lawsuits were removed to the United States District Court for the District of New Hampshire, and have been consolidated by the court.  The parties have exchanged written discovery and taken numerous depositions.  The parties have also exchanged reports with regard to liability and damage issues, and filed summary judgment motions with regard to specific contractual defenses raised by Monitoring.

Monitoring’s liability insurance carrier has been notified of these claims, and is proceeding under a reservation of rights.  Monitoring intends to vigorously defend against any and all claims relating to this matter, and believes it has adequate insurance coverage with respect to any potential liability arising from this suit.  Mediation in this matter was conducted on November 8, 2004, but the parties were unable to resolve the dispute at that time.  In the opinion of management, the outcome of this dispute will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

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

The case is now before the AAA.  The parties fully briefed the “Clause Construction” phase of the arbitration, which required the arbitrator to determine, as a threshold matter, whether the arbitration clause in the contract between the parties permits the arbitration to proceed on a class-wide basis.  The Clause Construction hearing was conducted August 10, 2004, and on October 27, 2004, the arbitrator ruled that the arbitration clause permits the plaintiff to proceed on behalf of a class.

Monitoring maintains that the claims asserted in this matter are without merit, and it intends to vigorously defend against any and all claims relating to this matter.

Encompass Insurance Subrogation Claim

On May 20, 2004, Encompass Insurance Company, as subrogee of Patrick and Ann Hylant, brought suit against Monitoring, two other monitoring companies and the manufacturer of alarm system equipment in the Circuit Court of Michigan, County of Emmet, Case No. 04-8236-N2, alleging improper and faulty installation of the alarm system.  (Encompass Insurance Company, as Subrogee of Patrick and Ann Hylant v. Sunrise of Petoskey, Inc., Protection One Alarm Monitoring, Inc., Ademco Distribution, Inc. and Emergency 24, Inc.).  The suit arises from a fire which purportedly occurred on October 1, 2002 at the Hylant’s residence.  The complaint alleges negligence, breach of implied warranties, breach of contract and gross negligence on the part of the defendants, and seeks damages in excess of $1 million for alleged casualty losses and property damage.  Based on the evidence adduced to date, Monitoring anticipates that it will file a motion for summary disposition seeking a dismissal as to all of plaintiff’s claims against Monitoring.  Counsel has consulted with the Court and anticipates that a hearing on the contemplated motion for summary disposition will be held in December 2004.  Monitoring’s excess carrier is proceeding under a reservation of rights.  Monitoring intends to vigorously defend against any and all claims relating to this matter, and believes it has adequate insurance coverage with respect to any potential liability arising from this suit.  In the opinion of management, the outcome of this dispute will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

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

Retention Payments and Severance Arrangements Related to Change in Control

In order to retain the services of numerous employees who, as a result of Westar’s announcement of its intent to dispose of its ownership interest in the Company, may have felt uncertain about future ownership, management and direction, the Company entered into retention and severance arrangements with approximately 190 employees to provide incentives for such employees to remain with the Company through the sales process.  On October 31, 2003, the Company paid approximately $5.1 million to those employees who fulfilled their obligations related to the retention agreements.  Additional severance amounts of approximately $5.2 million may also be paid under these arrangements to those employees, if any, who are terminated following a change in control.  No significant amounts have been expensed by the Company relating to the severance arrangements.

An additional approximately $11.0 million was paid to executive management upon the change in control of the Company on February 17, 2004, pursuant to their employment agreements with the Company.  These payments were included in the general and administrative expense of the Company in the first quarter of 2004.

In addition, upon the change in control, $3.5 million was expensed and paid to the financial advisor to the Company’s Special Committee of the Board of Directors in the first quarter of 2004.  In February 2004, the Company recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change in control.  The Company expensed approximately $1.2 million for legal and other professional fees related to the change in control for the year ended December 31, 2003, of which approximately $0.7 million was expensed in the first nine months of 2003.

New Management Employment Agreements and Key Employee Retention Plan

In July and August 2004, the Company’s senior executives entered into new employment agreements to ensure that the Company will have their continued services during and after the period of the Company’s anticipated restructuring.  The previous employment agreements with these senior executives would have expired on or about August 17, 2004.  The new employment agreements supersede and replace these previous employment agreements.

 These employment agreements provide for, among other things, minimum annual base salaries, bonus awards, payable in cash or otherwise, and participation in all of the Company’s employee benefit plans and programs in effect for the benefit of senior executives, including stock option, 401(k) and insurance plans, and reimbursement for all reasonable expenses incurred in connection with the conduct of the business of the Company, provided the executive officers properly account for any such expenses in accordance with Company policies.  The employment agreements also contain provisions providing for compensation to the senior executives under certain circumstances after a change in control of the Company and in certain other circumstances.

In order to retain the services of senior management and selected key employees who may feel uncertain about the Company’s future ownership and direction due to the ongoing discussions with the Company’s creditors regarding a potential restructuring of the Company’s indebtedness, the Company’s Board of Directors authorized senior management in June 2004 to implement a new key employee retention plan.  The new retention plan applies to approximately 30 senior managers and selected key employees and provides incentives for such individuals to remain with the Company through a restructuring.  These new retention agreements supersede and replace previous retention agreements which provided additional severance upon a change in control.   The aggregate payout under the plan is expected to be approximately $3.9 million. Approximately $0.9 million has been accrued with respect to the new key employee retention plan for the nine months ended September 30, 2004.

Debt Restructuring Charges

In addition to its own financial and legal advisors, the Company has agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to a potential restructuring of the Company’s indebtedness.  In addition to amounts already paid to the financial and legal advisors, if a successful restructuring is completed, the Company expects to pay success and other fees to the financial advisors in an aggregate amount of approximately $6.9 million.  For the three and nine months ended September 30, 2004, the Company has expensed $2.1 million and $5.8 million, respectively, relating to these advisors.

ATX preferred stock

In 1999, the Company sold its Mobile Services division to ATX Technologies, Inc., or ATX, for cash, a note, and shares of preferred stock of ATX.  The Company did not record a carrying value for the preferred shares at that time based on uncertainties regarding realization value.  To the extent ATX has legally available funds, the preferred stock is redeemable at the Company’s option, which could result in a gain of up to approximately $4.4 million.  In response to the Company’s redemption request in August 2004, ATX advised the Company that it did not have legally available funds to redeem the preferred stock.  Gain, if any, from the redemption of the preferred stock will be recorded only upon realization.

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

Administrative Services Agreement

The Company understands that Westar Energy, Inc. may claim that the Company should reimburse Westar Energy for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative services agreement, described in Note 5, “Related Party Transactions—Administrative Services Agreement.”  The Company believes this claim could be for as much as $1.5 million, but the Company does not believe that it is liable for these costs.

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

Nine Months Ended September 30, 2004

(Dollars in thousands)

	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$173,512	$28,421		$201,933
Adjusted EBITDA(4)	54,191	12,352		66,543
Amortization of intangibles and depreciation expense	55,203	3,678		58,881
Amortization of deferred costs in excess of amortization of deferred revenues	11,997	3,570		15,567
Change in control and reorganization costs	21,282	1,680		22,962
Operating income (loss)	(34,291)	3,424		(30,867)
Segment assets	456,522	84,739	(66,243)	475,018
Expenditures for property	4,498	328		4,826
Investment in new accounts, net	13,705	2,380		16,085

Nine Months Ended September 30, 2003

(Dollars in thousands)

	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$180,177	$28,608		$208,785
Adjusted EBITDA(4)	55,156	11,001		66,157
Amortization of intangibles and depreciation expense	56,615	3,680		60,295
Amortization of deferred costs in excess of amortization of deferred revenues	9,452	3,046		12,498
Change in control and reorganization costs	4,732	528		5,260
Operating income (loss)	(15,643)	3,747		(11,896)
Segment assets	781,976	94,517	(59,840)	816,653
Expenditures for property	3,517	669		4,186
Investment in new accounts, net	15,210	3,807		19,017

Three Months Ended September 30, 2004

(Dollars in thousands)

	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$57,647	$9,881		$67,528
Adjusted EBITDA(4)	18,412	4,509		22,921
Amortization of intangibles and depreciation expense	18,333	1,213		19,546
Amortization of deferred costs in excess of amortization of deferred revenues	4,379	1,252		5,631
Change in control and reorganization costs	2,889	137		3,026
Operating income (loss)	(7,189)	1,907		(5,282)
Expenditures for property	1,934	63		1,997
Investment in new accounts, net	4,929	725		5,654

Three Months Ended September 30, 2003

(Dollars in thousands)

	North America(1)	Multifamily(2)	Adjustments(3)	Consolidated
Revenues	$60,096	$9,662		$69,758
Adjusted EBITDA(4)	19,287	3,941		23,228
Amortization of intangibles and depreciation expense	18,746	1,235		19,981
Amortization of deferred costs in excess of amortization of deferred revenues	3,293	928		4,221
Change in control and reorganization costs	1,673	227		1,900
Operating income (loss)	(4,425)	1,551		(2,874)
Expenditures for property	1,182	209		1,391
Investment in new accounts, net	4,828	1,004		5,832

(1)           Includes allocation of holding company expenses reducing Adjusted EBITDA by $2.4 million and $5.8 million for the nine months ended September 30, 2004 and 2003, respectively and $0.8 million and $2.0 million for the three months ended September 30, 2004 and 2003, respectively.

(2)           Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.6 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively and $0.2 million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively.

(3)           Adjustment to eliminate intersegment accounts receivable.

(4)           Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of Protection One.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the financial performance of Protection One.  Protection One believes presentation of Adjusted EBITDA enhances an understanding of financial condition, results of operations and cash flows because Adjusted EBITDA is used by Protection One to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth.  In addition, Protection One believes that Adjusted EBITDA is a factor that is typically considered by senior lenders and subordinated creditors and the investment community in determining the current borrowing capacity and the estimated long term value of companies with recurring cash flows from operations.  Protection One’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.  The following table provides a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure for each of the periods presented above:

	Nine Months Ended September 30,
	2004			2003
	North America	Multifamily	Consolidated	North America	Multifamily	Consolidated
	(Dollars in thousands)
Income (loss) before income taxes	$(64,490)	$303	$(64,187)	$(39,324)	$8	$(39,316)

Plus:

Interest expense	30,299	3,121	33,420	25,754	3,739	29,493
Amortization of intangibles and depreciation expense	55,203	3,678	58,881	56,615	3,680	60,295
Amortization of deferred costs in excess of amortization of deferred revenues	11,997	3,570	15,567	9,452	3,046	12,498
Change in control and reorganization costs	21,282	1,680	22,962	4,732	528	5,260
Less:

Other income	(100)	—	(100)	(2,073)	—	(2,073)
Adjusted EBITDA	$54,191	$12,352	$66,543	$55,156	$11,001	$66,157

	Three Months Ended September 30,
	2004			2003
	North America	Multifamily	Consolidated	North America	Multifamily	Consolidated
	(Dollars in thousands)
Income (loss) before income taxes	$(17,661)	$1,094	$(16,567)	$(13,381)	$324	$(13,057)

Plus:

Interest expense	10,489	813	11,302	8,938	1,227	10,165
Amortization of intangibles and depreciation expense	18,333	1,213	19,546	18,746	1,235	19,981
Amortization of deferred costs in excess of amortization of deferred revenues	4,379	1,252	5,631	3,293	928	4,221
Change in control and reorganization costs	2,889	137	3,026	1,673	227	1,900
Less:

Other (income) expense	(17)	—	(17)	18	—	18
Adjusted EBITDA	$18,412	$4,509	$22,921	$19,287	$3,941	$23,228

8.     Income Taxes:

The Company has historically had a tax sharing agreement with Westar Energy.  Pursuant to this agreement, Westar Energy has made payments to the Company for current tax benefits utilized by Westar Energy in its consolidated tax return irrespective of whether the Company would realize these current benefits on a separate return basis.  As of December 31, 2003, other than for net operating loss carryforwards, no valuation allowance had been established by the Company because the tax sharing agreement utilized a parent company down approach in the allocation of income tax expense among members of the consolidated tax group and, consistent with that approach, no valuation allowance had been allocated to the Company.  As a result of the February 17, 2004 sale transaction whereby Westar sold its investment in the Company, $285.9 million of the Company’s net deferred tax assets were not expected to be realizable, and the Company therefore recorded a non-cash charge against income in the first quarter of 2004 to establish a valuation allowance for these assets.  Absent the completion of a restructuring, the Company is not expected to be in a position to record a tax benefit for losses incurred.

In addition, as a result of the sale, except for amounts owed with respect to losses the Company incurred prior to leaving the Westar consolidated tax group, the Company is no longer entitled to receive payments from Westar Energy.  In 2003, the Company received aggregate payments from Westar Energy of $20.0 million.  The loss of these payments will have a material adverse effect on the Company’s cash flow.  On November 12, 2004, the Company entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement and settled all of its claims with Westar relating to the tax sharing agreement.  In accordance with the Westar tax sharing settlement, among other things, Westar paid the Company approximately $45.9 million in cash and transferred to it 7 3/8% senior notes of the Company, due 2005, with aggregate principal and accrued interest of approximately $27.1 million.  The Company expects to record a tax benefit of approximately $39.0 million as a result of the Westar tax sharing settlement.  The Company is also potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction.  The Company is unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits.  Due to this uncertainty, the Company has not recorded any tax benefit with respect to any such potential contingent payments.  See the discussion in Note 5, “Related Party Transactions.”

For the nine months ended September 30, 2004, the Company recorded a tax benefit of $18.8 million and tax expense of $297.3 million from a valuation allowance established for most of its deferred tax assets, resulting in net income tax expense of $278.5 million.  For the three months ended September 30, 2004, the Company recorded a federal tax benefit of $5.6 million, which was offset by a $5.6 million valuation allowance, and state tax expense of $0.1 million resulting in $0.1 million net income tax expense.  As discussed above, absent the completion of a restructuring, the Company is not expected to be in a position to record tax benefits for losses incurred in the future.

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

10.  Going Concern and Management’s Plan:

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company continues to face liquidity problems caused by its significant debt burden and continuing net losses.  Absent recapitalization and restructuring its debts, management believes its projected cash flow will be insufficient to support its current debt balances, which may be accelerated or which it may be required to offer to repurchase as a result of the change in control, and related interest obligations.

Westar, which owned approximately 88% of the Company’s common stock, was also an important source of the Company’s external capital through a revolving credit facility and through payments made under a tax sharing agreement.  On February 17, 2004, Westar Industries consummated the sale of its equity interest in the Company and the assignment of its rights and obligations under the revolving credit facility to Quadrangle.  As a result of this transaction, the Company does not expect to have sufficient cash flow to fund its operations without a restructuring of its debts for the reasons described below.

The indenture relating to the 13 5/8% senior subordinated discount notes requires the Company to give notice of its intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification.  Under the terms of this indenture, because the Company did not offer to repurchase such notes following the Westar sale transaction, its inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes.

Upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict the Company’s ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for the Company’s 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of September 30, 2004.  If such acceleration and cross default should occur, the Company does not have the funds available to repay the indebtedness, and it could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

The $201.0 million outstanding as of November 15, 2004 under the revolving credit facility is in default due to the change in control of Protection One consummated on February 17, 2004 and non-compliance with financial covenants.  The Company has entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the breach of the change in control provision and other specified defaults, and the Company agreed, among other things, not to borrow additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness due and payable.  The parties have agreed to extend the standstill agreement until the earlier of the closing date of the Quadrangle debt restructuring, described below, or the termination of the exchange agreement, which the Company entered into with Quadrangle on November 12, 2004, described below.  Acceleration of the revolving credit facility, if not rescinded or satisfied, would cause cross defaults under the Company’s other debt instruments.  If such acceleration should occur, the Company does not have the funds available to repay the indebtedness, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Except for amounts owed with respect to losses the Company incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in the Company, it will no longer receive payments from Westar under the tax sharing agreement.  Such loss of tax payments will have a material adverse effect on the Company’s liquidity.

The Company’s 7 3/8% senior notes and 8 1/8% senior subordinated notes require it to make a repurchase offer at 101% of the principal amount, plus interest, in the event of a change in control triggering event.  A change in control triggering event consists of a change in control coupled with the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies, provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control.  As of September 30, 2004, $190.9 million principal amount of the 7 3/8% senior notes and $110.3 million principal amount of the 8 1/8% senior subordinated notes were outstanding, but the Company intends to retire $26.6 million of such senior notes on November 12, 2004 in connection with the Westar tax sharing settlement.  Should such repurchase right be triggered, the Company lacks the funds to repurchase these debt securities, and the Company could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Management’s Plan

On November 12, 2004, the Company entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement, settled all of its claims with Westar relating to the tax sharing agreement and settled all claims between Quadrangle and Westar relating to the Westar sale transaction.  In accordance with the Westar tax sharing settlement, among other things, Westar paid the Company approximately $45.9 million in cash and transferred to it 7 3/8% senior notes of the Company, due 2005, with aggregate principal and accrued interest of approximately $27.1 million.  The Company had a receivable balance of $34.0 million at September 30, 2004 relating to the tax sharing agreement with Westar, and it expects to record a tax benefit of approximately $39.0 million as a result of the Westar tax sharing settlement.  The Company intends to cancel the 7 3/8% senior notes due 2005 that it received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of its indebtedness.  The Company also used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment on its revolving credit facility with Quadrangle, further reducing its outstanding indebtedness.

On November 12, 2004, the Company also entered into an exchange agreement with Quadrangle to restructure a significant portion of its revolving credit facility.  Upon consummation of the Quadrangle debt restructuring, Quadrangle will reduce the aggregate principal amount outstanding under the revolving credit facility by $120 million in exchange for the equivalent of 800,000,000 shares of the Company’s currently outstanding common stock.  The Company also plans to implement a 1:50 reverse stock split in connection with the planned Quadrangle debt restructuring.

Based on the 98,282,679 shares of common stock outstanding as of November 10, 2004, immediately following the consummation of the Quadrangle debt restructuring, the new shares of the Company’s common stock issued to Quadrangle in the Quadrangle debt restructuring would represent approximately 89% of all shares of the Company’s common stock outstanding, and the shares outstanding immediately before the consummation of the Quadrangle debt restructuring, including the shares currently held by Quadrangle that were acquired from Westar in February 2004, would represent approximately 11% of all shares of the Company’s common stock outstanding immediately after the Quadrangle debt restructuring.

Upon consummation of the Quadrangle debt restructuring, the Company has agreed to amend and restate the revolving credit facility to provide, among other things, that:

•                  the interest rate will be increased; and

•                  the Company will use the proceeds from asset sales, if any, the Westar tax sharing settlement and additional cash, subject to certain allowances, to further pay-down the outstanding principal and accrued interest under the revolving credit facility with Quadrangle.

In addition, the maturity date of the revolving credit facility has been extended until August 15, 2005, subject to earlier termination if the exchange agreement is terminated. Quadrangle has also agreed to waive and release all defaults and events of default under the revolving credit facility existing immediately prior to the consummation of the Quadrangle debt restructuring.  The Company has agreed to pay to Quadrangle an exchange fee of $1.15 million upon consummation of the Quadrangle debt restructuring.

Promptly following the consummation of the Quadrangle debt restructuring, the Company intends to commence a change of control repurchase offer at 101% of the principal amount for the outstanding 13 5/8% senior subordinated discount notes due June 2005, which had aggregate outstanding principal of $29.9 million as of September 30, 2004, on substantially the same terms as are contemplated by the indenture relating to such notes.

As part of the planned Quadrangle debt restructuring, the Company will also adopt a new long-term equity incentive plan for management and enter into a registration rights agreement and stockholder agreement with Quadrangle.

As the Company’s majority stockholder, Quadrangle has also agreed to act by written consent to approve certain aspects of the Restructuring, including the amendment and restatement of the Company’s certificate of incorporation to implement the reverse stock split.

The consummation of the Quadrangle debt restructuring and related transactions is contingent upon numerous conditions, including:

•                  filing and clearance of an information statement on Schedule 14C with the Securities and Exchange Commission, which information statement must be distributed to stockholders at least twenty days prior to the consummation of the Quadrangle debt restructuring;

•                  adoption by the Company of a long term management incentive plan substantially in accordance with the terms set forth in the exchange agreement and otherwise on terms reasonably satisfactory to the Company and Quadrangle; and

•                  satisfaction or waiver of each of the other conditions to closing set forth in the exchange agreement, including that no material adverse change shall have occurred to the Company’s assets, liabilities, business or results of operations.

If the Company does not consummate the Quadrangle debt restructuring, it would likely be forced to seek a different out-of-court debt restructuring and/or seek the protection of federal bankruptcy laws to reorganize its indebtedness, and in connection with any such restructuring or reorganization, the interests represented by currently outstanding shares of the Company’s common stock would likely be substantially diluted or cancelled in whole or in part and its creditors may receive less than 100% of the face value of their claims.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Protection One is a leading provider of property monitoring services, providing electronic monitoring and maintenance of alarm systems to over 1.0 million customers in North America as of September 30, 2004.  Our revenues are generated primarily from recurring monthly payments for monitoring and maintaining the alarm systems that are installed in our customers’ homes and businesses.  We provide our services to residential (both single family and multifamily residences), commercial and wholesale customers.

Important Matters

We have reported losses for the past several years.  Westar Energy has consummated the sale of its equity interest in us, and the assignment of its rights and obligations in the credit facility that it provided to us, to Quadrangle.   We refer to such credit facility as the revolving credit facility.  A primary financing source for us has been the revolving credit facility, and additional credit under such facility has been eliminated by a standstill agreement executed by Quadrangle and us.  Payments made to us by Westar Energy under a tax sharing agreement between Westar and us were another important source of liquidity for us, and except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we were no longer entitled to receive payments from Westar Energy under the tax sharing agreement.  We evaluated these conditions and events in establishing our operating plans.  We plan to carefully monitor the level of investment in new customer accounts and continue control of operating expenses and capital expenditures.   The sale by Westar Energy resulted in a $285.9 million non-cash charge against our income in the first quarter of 2004 to establish a valuation allowance for deferred tax assets that we believed were not realizable, and the sale is expected to further materially adversely affect our financial position, results of operations and liquidity.  Our independent public accountants included in their report on our consolidated financial statements for the fiscal year ended December 31, 2003 explanatory language that describes the significant uncertainty about our ability to continue as a going concern due to recurring losses from operations, deficiency in working capital, inability to obtain ongoing financing and breach of covenants on outstanding debt subsequent to year end.

On November 12, 2004, we entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement, settled all of our claims with Westar relating to the tax sharing agreement and settled all claims between Quadrangle and Westar relating to the Westar sale transaction.  We refer to this settlement agreement as the Westar tax sharing settlement.   In accordance with the Westar tax sharing settlement, among other things, Westar paid us approximately $45.9 million in cash and transferred to us 7 3/8% senior notes of the Company, due 2005, with aggregate principal and accrued interest of approximately $27.1 million.  We had a receivable balance of $34.0 million at September 30, 2004 relating to the tax sharing agreement with Westar, and we expect to record a tax benefit of approximately $39.0 million as a result of the Westar tax sharing settlement.  We intend to cancel the 7 3/8% senior notes due 2005 that we received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of our indebtedness.  We also used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment on our revolving credit facility with Quadrangle, further reducing our outstanding indebtedness.

On November 12, 2004, we also entered into an exchange agreement with Quadrangle to restructure a significant portion of our revolving credit facility, which we refer to as the Quadrangle debt restructuring.  Upon consummation of the Quadrangle debt restructuring, Quadrangle will reduce the aggregate principal amount outstanding under our revolving credit facility by $120 million in exchange for the equivalent of 800,000,000 shares of our currently outstanding common stock.  We also plan to implement a 1:50 reverse stock split in connection with the Quadrangle debt restructuring.

Based on the 98,282,679 shares of our common stock outstanding as of November 10, 2004, immediately following the consummation of the Quadrangle debt restructuring, the new shares of our common stock issued to Quadrangle in the Quadrangle debt restructuring would represent approximately 89% of all shares of our common stock outstanding, and the shares outstanding immediately before the consummation of the Quadrangle debt restructuring, including the shares currently held by Quadrangle that were acquired from Westar in February 2003, would represent approximately 11% of all shares of our common stock outstanding immediately after the Quadrangle debt restructuring.

Upon consummation of the Quadrangle debt restructuring, we have agreed to amend and restate the revolving credit facility to provide, among other things, that:

•                  the interest rate will be increased; and

•      we will use the proceeds from asset sales, if any, the Westar tax sharing settlement and additional cash, subject to certain allowances, to further pay-down the outstanding principal and accrued interest under the revolving credit facility with Quadrangle.

In addition, the maturity date of the revolving credit facility has been extended until August 15, 2005, subject to earlier termination if the exchange agreement is terminated.  Quadrangle has also agreed to waive and release all defaults and events of default under the revolving credit facility existing immediately prior to the consummation of the Quadrangle debt restructuring.  The Company has agreed to pay to Quadrangle an exchange fee of $1.15 million upon consummation of the Quadrangle debt restructuring.

Promptly following the consummation of the Quadrangle debt restructuring, we intend to commence a change of control repurchase offer at 101% of the principal amount for the outstanding 13 5/8% senior subordinated discount notes due June 2005, which had aggregate outstanding principal of $29.9 million as of September 30, 2004, on substantially the same terms as are contemplated by the indenture relating to such notes.

As part of the planned Quadrangle debt restructuring, we will also adopt a new long-term equity incentive plan for management and enter into a registration rights agreement and stockholder agreement with Quadrangle, the terms or forms of which, together with the form of amended and restated credit agreement and tax sharing settlement agreement, are attached as exhibits to the exchange agreement, which is included as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

As our majority stockholder, Quadrangle has also agreed to act by written consent to approve certain aspects of the Restructuring, including the amendment and restatement of our certificate of incorporation to implement the reverse stock split.

The consummation of the Quadrangle debt restructuring and related transactions is contingent upon numerous conditions, including:

•                  filing and clearance of an information statement on Schedule 14C with the Securities and Exchange Commission, which information statement must be distributed to stockholders at least twenty days prior to the consummation of the Quadrangle debt restructuring;

•                  adoption by us of a long term management incentive plan substantially in accordance with the terms set forth in the exchange agreement and otherwise on terms reasonably satisfactory to us and Quadrangle; and

•                  satisfaction or waiver of each of the other conditions to closing set forth in the exchange agreement, including that no material adverse change shall have occurred to our assets, liabilities, business or results of operations.

If we do not consummate the Quadrangle debt restructuring, we would likely be forced to seek a different out-of-court debt restructuring and/or seek the protection of federal bankruptcy laws to reorganize our indebtedness, and in connection with any such restructuring or reorganization, the interests represented by currently outstanding shares of our common stock would likely be substantially diluted or cancelled in whole or in part and our creditors may receive less than 100% of the face value of their claims.

The indenture relating to the 13 5/8% senior subordinated discount notes requires us to give notice of our intention to repurchase the notes, which had aggregate outstanding principal of $29.9 million as of September 30, 2004, within 30 days following the date of a change in control, and to consummate the repurchase within 60 days of such notification.  We did not offer to repurchase these notes following the Westar sale transaction, and this inaction constitutes a covenant breach under the notes’ indenture, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture.

Upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict our ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for our 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of September 30, 2004.  If such acceleration and cross default should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Furthermore, as a result of Westar’s sale of its interests in us and non-compliance with financial covenants, the $201.0 million outstanding as of November 15, 2004 under the revolving credit facility is in default.  We have entered into a standstill agreement with Quadrangle, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified defaults, and we agreed that we could not borrow any additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable.  The parties have agreed to extend the standstill agreement until the earlier of the closing date of the Quadrangle debt restructuring or the termination of the exchange agreement with Quadrangle.  Acceleration of our revolving credit facility, if not rescinded or satisfied, would cause cross defaults under our other debt instruments.  If such acceleration should occur, we would not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

We have significant debt maturities scheduled for 2005 including the revolving credit facility, 7 3/8% senior notes, and 13 5/8% senior subordinated discount notes.  We will need to engage in asset sales and/or refinancings in order to satisfy these maturities.  There can be no assurance we will successfully complete such asset sales or refinancings.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-Q have not occurred.

Summary of Other Significant Matters

Net Loss.  We incurred a net loss of $342.7 million in the first nine months of 2004.  This net loss includes a charge of $285.9 million to establish a valuation allowance for our deferred tax assets and an after-tax expense of $20.9 million relating to the change in control and subsequent restructuring efforts.  The remaining net loss of $35.9 million reflects a decline in revenue, substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness.  Absent a successful restructuring, we do not expect to have earnings in the foreseeable future.

Write Down of Deferred Tax Assets. Prior to Westar’s sale of its interest in us, we had a pro-rata tax sharing agreement with Westar Energy.  Pursuant to this agreement, Westar Energy made payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return.  Because Westar Energy completed its disposition of its investment in us, most of our net deferred tax assets, which were $286.3 million at December 31, 2003, were determined not to be realizable.  We recorded a non-cash charge against income in the first quarter of 2004 for the portion of our net deferred tax assets we determined not to be realizable.  See “Settlement Regarding Tax Sharing Payments” below for information regarding the Westar tax sharing settlement.

Interest Payments.  We deferred payment of the semi-annual interest payment that was due on February 17, 2004 on the outstanding $190.9 million aggregate principal amount of our 7 3/8% senior notes but subsequently made such payment on March 31, 2004, within the 60-day interest payment grace period.  On June 30, 2004 we deferred payment of the semi-annual interest payment due on our 13 5/8% senior subordinated discount notes but subsequently made such payment on

July 30, 2004, within the 30-day interest payment grace period.  We deferred payment of the semi-annual interest payment that was due on July 15, 2004 on the outstanding $110.3 million aggregate principal amount of our 8 1/8% senior subordinated notes but subsequently made such payment on August 13, 2004, within the 30-day interest payment grace period.  We deferred payment of the quarterly interest payment that was due on June 30, 2004 on the revolving credit facility but subsequently made such payment on August 14, 2004.  In addition, we made timely payment of the semi-annual interest payment on the outstanding $190.9 million aggregate principal amount of our 7 3/8% senior notes that was due on August 16, 2004 and the quarterly interest payment on the revolving credit facility that was due on September 30, 2004.

Trade Credit Availability.  In April 2004, we renegotiated credit terms with some of our security equipment vendors resulting in reduced availability of trade credit in exchange for prompt payment discounts.  As a result of these changes in terms, trade payables have been reduced by about $2.8 million since March 31, 2004.  We believe that other vendors may seek to renegotiate credit terms with us, which could result in further reductions of trade credit availability.

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

New Software Will Be Required.   During 2003, we began the process of replacing our accounting, human resources, inventory management and accounts payable software.  Implementation of new software is required as a result of Westar’s disposition of its investment in us.  The human resources software was placed in service on August 17, 2004.  Conversion activities related to the remaining software are underway with an anticipated conversion date of December 31, 2004.  We have invested approximately $1.8 million for the implementation of the new software as of September 30, 2004 with an expected total investment of approximately $2.7 million.

Payment of Transaction-Related Bonuses and Fees.   In order to retain the services of numerous employees who, as a result of Westar’s interest in exploring strategic alternatives for divesting its ownership interest in us, may have felt uncertain about our future ownership, management and direction, we entered into retention and severance arrangements in 2003 with approximately 190 employees to provide incentives for these employees to remain with us through the sales process.  On October 31, 2003, we paid approximately $5.1 million to those employees who fulfilled their obligation related to the retention agreement.  Additional severance amounts of up to an aggregate of approximately $5.2 million may also be paid under these arrangements to those employees, if any, who are terminated within a defined period following the change in control that occurred on February 17, 2004.  No significant amounts have been expensed by us relating to the severance arrangements.

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

Financial Advisory and Legal Fees.   We have retained Houlihan Lokey Howard & Zukin Capital as our financial advisor and are engaged in discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under our revolving credit facility, and certain holders of our publicly held debt.  We are required to pay financial advisory and legal fees incurred on behalf of the holders of our publicly held debt.  During the first nine months of 2004, we expensed approximately $5.8 million for such fees.

Settlement Regarding Tax Sharing Payments.   We have been a member of Westar’s consolidated tax group since 1997.  During that time, Westar made payments to us for tax benefits attributable to us and utilized by Westar in its consolidated tax return pursuant to the terms of a tax sharing agreement.  Following the consummation of the sale of Westar’s ownership interests in us, we are no longer a part of the Westar consolidated tax group.

On November 12, 2004, we entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement, settled all of our claims with Westar relating to the tax sharing agreement and settled claims between Quadrangle and Westar relating to the Westar sale transaction.  In accordance with the Westar tax sharing settlement, among other things, Westar paid us approximately $45.9 million in cash and transferred to us our 7 3/8% senior notes due 2005 with aggregate principal and accrued interest of approximately $27.1 million.  We had a receivable balance of $34.0 million at September 30, 2004 relating to the tax sharing agreement with Westar, and we expect to record a tax benefit of approximately $39.0 million as a result of the Westar tax sharing settlement.  We intend to cancel the 7 3/8% senior notes due 2005 that we received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of our indebtedness.  We also used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment on our revolving credit facility with Quadrangle, further reducing our outstanding indebtedness.  We are also potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction.  We are unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits.  Due to this uncertainty, we have not recorded any tax benefit with respect to any such potential contingent payments.

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.  We had approximately $20.0 million and $20.4 million of recurring monthly revenue as of September 30, 2004 and 2003, respectively.  The decrease is primarily a result of our net loss of 22,063 customers during the twelve month period ended September 30, 2004 partially offset by price increases during the third quarter of 2004.  While the rate of decrease is significantly slower than it was in prior years, we expect this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

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

The following table identifies RMR by segment and in total for the periods indicated.

	Nine months ended September 30,			Nine months ended September 30,
	2004			2003
	North America	Multi family	Total	North America	Multi family	Total
	(in thousands)			(in thousands)
Beginning RMR balance (a)	$17,255	$2,834	$20,089	$18,239	$2,798	$21,037
RMR retail additions	1,305	185	1,490	1,251	239	1,490
RMR retail losses	(1,457)	(191)	(1,648)	(2,025)	(172)	(2,197)
Net change in wholesale RMR	38	—	38	26	—	26
Ending RMR balance	$17,141	$2,828	$19,969	$17,491	$2,865	$20,356

	Three months ended September 30,			Three months ended September 30,
	2004			2003
	North America	Multi family	Total	North America	Multi family	Total
	(in thousands)			(in thousands)
Beginning RMR balance (b)	$17,076	$2,846	$19,922	$17,758	$2,829	$20,587
RMR retail additions	440	60	500	422	79	501
RMR retail losses	(403)	(78)	(481)	(700)	(43)	(743)
Net change in wholesale RMR	28	—	28	11	—	11
Ending RMR balance	$17,141	$2,828	$19,969	$17,491	$2,865	$20,356

(a)          Beginning RMR balance includes $850 and $806 wholesale customer RMR for 2004 and 2003, respectively, in both the North America segment and in total.  Our Multifamily segment RMR does not contain wholesale customer RMR.

(b)         Beginning RMR balance includes $861 and $822 wholesale customer RMR for 2004 and 2003, respectively, in both the North America segment and in total.  Our Multifamily segment RMR does not contain wholesale customer RMR.

We believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  The table below reconciles our RMR to revenues reflected on our consolidated statements of operations.

	Nine months ended September 30,
	2004			2003
	North America	Multi- family	Total	North America	Multi- family	Total
	(in millions)
Recurring Monthly Revenue at September 30	$17.2	$2.8	$20.0	$17.5	$2.9	$20.4
Amounts excluded from RMR:
Amortization of deferred revenue	0.6	0.1	0.7	0.4	0.3	0.7
Other revenues (a)	1.6	0.2	1.8	2.0	0.1	2.1
Revenues (GAAP basis):
September	19.4	3.1	22.5	19.9	3.3	23.2
January — August	154.1	25.3	179.4	160.3	25.3	185.6
January — September	$173.5	$28.4	$201.9	$180.2	$28.6	$208.8

	Three months ended September 30,
	2004			2003
	North America	Multi- family	Total	North America	Multi- family	Total
	(in millions)
Recurring Monthly Revenue at September 30	$17.2	$2.8	$20.0	$17.5	$2.9	$20.4
Amounts excluded from RMR:
Amortization of deferred revenue	0.6	0.1	0.7	0.4	0.3	0.7
Other revenues (a)	1.6	0.2	1.8	2.0	0.1	2.1
Revenues (GAAP basis):
September	19.4	3.1	22.5	19.9	3.3	23.2
July — August	38.2	6.8	45.0	40.2	6.4	46.6
July — September	$57.6	$9.9	$67.5	$60.1	$9.7	$69.8

(a)   Revenues that are not pursuant to monthly contractual billings.

Customer Creation and Marketing.   Our current customer acquisition strategy for our North America segment relies primarily on internally generated sales.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately fifty-five markets.  The internal sales program generated 39,937 accounts and 38,107 accounts in the nine months ended September 30, 2004 and 2003, respectively.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.  We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
North America Segment (1):
Customer additions	39,937	38,557	13,372	13,586
Customer losses	(51,037)	(61,909)	(14,957)	(17,748)
Net decrease in account base	(11,100)	(23,352)	(1,585)	(4,162)

RMR additions	$1,304,975	$1,250,801	$439,914	$422,023
RMR losses	$(1,418,845)	$(1,999,319)	$(375,270)	$(689,271)
Net increase (decrease) in RMR	$(113,870)	$(748,518)	$64,644	$(267,248)

Multifamily Segment (2):
Customer additions	13,553	20,691	4,245	5,202
Customer losses	(15,487)	(13,688)	(4,790)	(4,129)
Net increase (decrease) in account base	(1,934)	7,003	(545)	1,073

RMR additions	$185,291	$239,852	$59,735	$79,368
RMR losses	$(191,443)	$(171,983)	$(77,277)	$(43,318)
Net increase (decrease) in RMR	$(6,152)	$67,869	$(17,542)	$36,050

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

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region.  The marketing alliance agreement provides that it may be terminated by mutual written consent of both parties or by either party upon 180 days notice or earlier upon occurrence of certain events.  Among other things, should we make an assignment for the benefit of creditors, should an order for relief under the U. S. Bankruptcy Code be entered by a United States Court against us or should a trustee or receiver of any substantial part of our assets be appointed by any court, or if we are in default with respect to any of the covenants relating to financial performance set forth in the indenture for the 7 3/8% senior notes, BellSouth may seek to terminate the alliance which could have a material adverse impact on our operating results.  Under this agreement, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region.  BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory.  We follow up on the leads and attempt to persuade them to become customers of our monitored security services.  We also market directly to small businesses.  We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges.  Approximately 24.1% of our new accounts created in the first nine months of 2004 and approximately 21.3% of the accounts created in all of 2003 were produced from this arrangement.  Termination of this agreement would have an adverse affect on our ability to generate new customers in this territory.

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

Customer attrition by business segment for the annualized quarterly and trailing twelve months ended September 30, 2004 and 2003 is summarized below:

	Customer Account Attrition
	September 30, 2004		September 30, 2003
	Annualized Third Quarter	Trailing Twelve Month	Annualized Third Quarter	Trailing Twelve Month

North America	8.1%	9.1%	10.3%	11.4%
North America, excluding wholesale	13.6%	13.5%	15.2%	14.4%
Multifamily	5.7%	6.2%	4.9%	5.9%
Total Company	7.3%	8.2%	8.6%	9.7%

New Management Employment Agreements and Key Employee Retention Plan.  In July and August 2004, our senior executives entered into new employment agreements with us to ensure that we will have their continued services during and after the period of our anticipated restructuring.  The previous employment agreements with these senior executives would have expired on or about August 17, 2004.  The new employment agreements supersede and replace these previous employment agreements.

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

In order to retain the services of senior management and selected key employees who may feel uncertain about our future ownership and direction due to the ongoing discussions with our creditors regarding a potential restructuring of our indebtedness, our Board of Directors authorized senior management in June 2004 to implement a new key employee retention plan.  The new retention plan applies to approximately 30 senior managers and selected key employees and provides incentives for such individuals to remain with us through a restructuring.  These new retention agreements supersede and replace the previous retention agreements, which provided additional severance upon a change in control.  The aggregate payout under the plan is expected to be approximately $3.9 million.  Approximately $0.9 million has been accrued with respect to the new key employee retention plan for the nine months ended September 30, 2004.

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

Critical Accounting Policies and Estimates

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

The table below reflects the impact of this accounting policy on the respective line items of the Statement of Operations for the nine and three months ended September 30, 2004 and 2003.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the nine months ended September 30,
	2004			2003
	Revenues-other	Cost of revenues-other	Selling expense	Revenues-other	Cost of revenues-other	Selling expense
	(in thousands)
North America segment:
Total amount incurred	$25,391	$28,642	$24,402	$23,848	$27,937	$26,332
Amount deferred	(15,334)	(18,574)	(10,451)	(13,345)	(17,449)	(10,795)
Amount amortized	4,633	8,393	8,237	3,147	6,334	6,265
Amount included in Statement of Operations	$14,690	$18,461	$22,188	$13,650	$16,822	$21,802

Multifamily segment:
Total amount incurred	$549	$2,827	$1,746	$702	$4,247	$2,091
Amount deferred	(474)	(2,714)	(140)	(520)	(4,055)	(272)
Amount amortized	1,194	4,511	253	1,398	4,218	226
Amount included in Statement of Operations	$1,269	$4,624	$1,859	$1,580	$4,410	$2,045

Total Company:
Total amount incurred	$25,940	$31,469	$26,148	$24,550	$32,184	$28,423
Amount deferred	(15,808)	(21,288)	(10,591)	(13,865)	(21,504)	(11,067)
Amount amortized	5,827	12,904	8,490	4,545	10,552	6,491
Amount reported in Statement of Operations	$15,959	$23,085	$24,047	$15,230	$21,232	$23,847

	For the three months ended September 30,
	2004			2003
	Revenues-other	Cost of revenues-other	Selling expense	Revenues-other	Cost of revenues-other	Selling expense
	(in thousands)
North America segment:
Total amount incurred	$8,596	$9,935	$8,539	$8,273	$9,373	$8,488
Amount deferred	(5,450)	(6,695)	(3,683)	(4,704)	(5,982)	(3,529)
Amount amortized	1,709	3,050	3,038	1,192	2,315	2,170
Amount included in Statement of Operations	$4,855	$6,290	$7,894	$4,761	$5,706	$7,129

Multifamily segment:
Total amount incurred	$157	$863	$537	$233	$1,111	$610
Amount deferred	(157)	(850)	(32)	(200)	(1,116)	(47)
Amount amortized	401	1,566	87	533	1,385	76
Amount included in Statement of Operations	$401	$1,579	$592	$566	$1,380	$639

Total Company:
Total amount incurred	$8,753	$10,798	$9,076	$8,506	$10,484	$9,098
Amount deferred	(5,607)	(7,545)	(3,715)	(4,904)	(7,098)	(3,576)
Amount amortized	2,110	4,616	3,125	1,725	3,700	2,246
Amount reported in Statement of Operations	$5,256	$7,869	$8,486	$5,327	$7,086	$7,768

Valuation of Customer Account and Goodwill Intangible Assets.  Customer accounts are stated at cost.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired by us.  Goodwill is tested for impairment on at least an annual basis or as circumstances warrant.  Customer accounts are tested on a periodic basis or as circumstances warrant.  For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts.  Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

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

We completed our annual impairment testing during the third quarter of 2004 on our Multifamily segment and determined that no additional impairment of goodwill was required as of July 1, 2004.  Our North America segment has no goodwill and, therefore, did not require testing as of July 1, 2004.  No impairment charge has been recorded in the first nine months of 2004.  If we fail future impairment tests for either goodwill or customer accounts, we will be required to recognize additional impairment charges on these assets in the future.

Customer Account Amortization.  The choice of an amortization life is based on our estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life.  Selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue.

We have used an independent appraisal firm to perform lifing studies on our customer accounts to assist us in determining appropriate lives of our customer accounts.  The reviews were performed specifically to evaluate our historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience.  We have identified the following three distinct pools of customer accounts, each of which has distinct attributes that effect differing attrition characteristics.  For the North America pools, the results of the lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimated revenue stream from these customer pools.

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

We recorded approximately $17.1 million and $51.4 million of customer account amortization expense for the three and nine months ended September 30, 2004, respectively.  We recorded approximately $17.2 million and $51.5 million of customer account amortization expense for the three and nine months ended September 30, 2003, respectively.  These amounts would change if we changed the estimated life or amortization rate for customer accounts.

Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  In the first quarter of 2004, due to Westar’s sale of its interest in us, we determined that most of our deferred tax assets would not be realizable.  We recorded a non-cash charge to income in the first quarter of 2004 in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of net deferred tax assets determined not to be realizable.

In addition, as a result of the sale, except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we were no longer entitled to receive payments from Westar Energy.  In 2003, we received aggregate payments from Westar Energy of $20.0 million.  The loss of these payments will have a material adverse effect on our cash flow.  On November 12, 2004, we entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement and settled all of our claims with Westar relating to the tax sharing agreement.  See “—Summary of Other Significant Matters—Settlement Regarding Tax Sharing Payments” above.

Operating Results

We separate our business into two reportable segments:  North America and Multifamily.  North America provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems.  Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Protection One Consolidated

Revenues decreased approximately 3.3% in the first nine months of 2004 compared to the first nine months of 2003, primarily due to the decline in the size of our customer base.  Cost of revenues decreased approximately 1.7% primarily due to a decrease of $1.2 million in salary expense in our monitoring centers from a reduction in our monitoring personnel in the Wichita call center during 2003.  General and administrative costs increased approximately 24.5%, primarily due to $23.0 million in costs related to the change in control and restructuring efforts, including payments made to executive management, financial advisors and legal counsel.  These increases were partially offset by a $5.5 million decrease in administrative and general salaries and related benefits, a $1.3 million decrease in premiums to insurance companies and a $0.8 million decrease in bad debt expense related to improved collections.  Selling costs increased approximately 0.8%, due to a $2.0 million increase in amortization of previously deferred selling costs partially offset by a $2.0 million decrease in security consultant compensation and related benefits primarily due to a reduction in our sales force.  Interest expense increased by approximately 13.3%, due to an increase in the weighted average interest rate of our revolving credit facility from 6.1% to 8.5%.  In 2004, we recorded a non-cash charge to income in the first quarter of 2004 in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of deferred tax assets determined not to be realizable.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Nine Months Ended September 30,
	2004		2003
	(dollars in thousands)
Revenues:
Monitoring and related services	$158,822	91.5%	$166,527	92.4%
Other	14,690	8.5	13,650	7.6

Total revenues	173,512	100.0	180,177	100.0

Cost of revenues:
Monitoring and related services	46,338	26.7	49,152	27.3
Other	18,461	10.6	16,822	9.3

Total cost of revenues	64,799	37.3	65,974	36.6

Gross profit	108,713	62.7	114,203	63.4
Selling expense	22,188	12.8	21,802	12.1
General and administrative expense	65,613	37.8	51,429	28.5
Amortization of intangibles and depreciation expense	55,203	31.8	56,615	31.4
Operating loss	$(34,291)	(19.7)%	$(15,643)	(8.6)%

2004 Compared to 2003.   We had a net decrease of 11,100 customers in the first nine months of 2004 compared to a net decrease of 23,352 customers in the first nine months of 2003.  The average customer base for the first nine months of 2004 and 2003 was 706,941 and 732,110, respectively, or a decrease of 25,169 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.  We expect that this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We believe the decrease in annualized quarterly attrition is due to a company wide focus on retaining our current customers. We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

Further analysis of the change in the North America account base between the two periods is discussed below.

	Nine Months Ended September 30,
	2004	2003

Beginning Balance, January 1	712,491	743,786
Customer additions, excluding wholesale	39,937	38,557
Customer losses, excluding wholesale	(53,754)	(63,229)
Change in wholesale customer base and other adjustments	2,717	1,320
Ending Balance, September 30	701,391	720,434

Annualized attrition	8.7%	10.6%

Monitoring and related services revenues decreased 4.6% in the first nine months of 2004 compared to the first nine months of 2003 primarily due to the decline in our customer base.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues increased 7.6% the first nine months of 2004 compared to the first nine months of 2003 due to an increase of approximately $1.5 million in the amortization of previously deferred revenues. These revenues are generated from our internal installations of new alarm systems and consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenues.

Cost of monitoring and related services revenues decreased 5.7% in the first nine months of 2004 compared to the first nine months of 2003. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease in the first nine months of 2004 compared to the first nine months of 2003 is primarily due to a $1.2 million decrease in monitoring center wage expense due to a reduction in headcount and a $2.1 million decrease in service costs due, in part, to a decrease in our retail customer base and increased efficiency of our service technicians.  Costs of monitoring and related services revenues as a percentage of the related revenues decreased slightly to 29.2% in the first nine months of 2004 from 29.5% in the first nine months of 2003.

Cost of other revenues increased 9.7% in the first nine months of 2004 compared to the first nine months of 2003. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.  The increase in 2004 is primarily due to a $2.1 million increase in amortization of previously deferred customer acquisition costs, partially offset by a decrease in costs related to commercial outright sales.  These costs as a percentage of other revenues were 125.7% for the first nine months of 2004 compared to 123.2% for the first nine months of 2003.

Selling expense increased 1.8% in the first nine months of 2004 compared to the first nine months of 2003 primarily due to a $2.0 million increase in amortization of previously deferred selling costs, partially offset by a $1.6 million decrease in salary and related expenses due to a reduction in our sales force and support staff in 2003.

General and administrative expense increased 27.6% in the first nine months of 2004 compared to the first nine months of 2003. This increase includes $21.3 million of expense related to the change in control and subsequent restructuring efforts, including approximately $9.5 million in change in control payments to executive management, investment banker fees of $3.5 million, $1.6 million related to the write off of prepaid insurance, financial advisory and legal fees related to the potential corporate debt restructuring of $5.8 million, and $0.8 million expense for the key employee retention plan.  This increase was partially offset by a decrease in general and administrative salaries of $4.7 million related to the 2003 short term incentive payments and retention bonus accruals, a decrease in medical and dental benefit expense of $1.7 million, a decrease in insurance premiums of $1.3 million, a decrease in bad debt expense of $0.8 million, primarily related to improved collections and recoveries of written off accounts, and a $0.7 million decrease in equipment rentals.  As a percentage of total revenues, general and administrative expenses increased in the first nine months of 2004 to 37.8% from 28.5% in 2003.

Amortization of intangibles and depreciation expense decreased 2.5% in the first nine months of 2004 compared to the first nine months of 2003.  This decrease is due to a reduction of $1.4 million in depreciation expense caused by the loss of depreciation on assets becoming fully depreciated in excess of the depreciation on current year fixed asset additions.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Nine Months Ended September 30,
	2004		2003
	(dollars in thousands)
Revenues:
Monitoring and related services	$27,152	95.5%	$27,028	94.5%
Other	1,269	4.5	1,580	5.5

Total revenues	28,421	100.0	28,608	100.0

Cost of revenues:
Monitoring and related services	5,914	20.8	6,275	21.9
Other	4,624	16.3	4,410	15.4
Total cost of revenues	10,538	37.1	10,685	37.3
Gross profit	17,883	62.9	17,923	62.7
Selling expense	1,859	6.5	2,045	7.1
General and administrative expense	8,922	31.4	8,451	29.6
Amortization of intangibles and depreciation expense	3,678	12.9	3,680	12.9
Operating income	$3,424	12.1%	$3,747	13.1%

2004 Compared to 2003.  We had a net decrease of 1,934 customers in the first nine months of 2004 compared to a net increase of 7,003 customers in the first nine months of 2003.  The decline in customer additions is largely attributable to the delayed impact of the economic downturn in the multifamily industry in addition to the uncertainties surrounding our impending restructuring.  The average customer base was 334,862 for the first nine months of 2004 compared to 333,414 for the first nine months of 2003.  The change in Multifamily’s customer base for the period is shown below.

	Nine Months Ended September 30,
	2004	2003

Beginning Balance, January 1,	335,829	329,912
Customer additions	13,553	20,691
Customer losses	(15,487)	(13,688)
Ending Balance	333,895	336,915

Annualized attrition	6.2%	5.5%

Monitoring and related services revenues for the first nine months of 2004 increased 0.5% from the first nine months of 2003. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.  A $0.4 million decrease in repair billings was offset by an increase in contract buyouts of $0.3 million and an increase in RMR related to the slight increase in the average customer base.

Other revenues for the first nine months of 2004 decreased 19.7% from the first nine months of 2003.  These revenues consist primarily of amortization of previously deferred revenues associated with the sale of alarm systems and revenues from the sale of access control systems.  The decline is partially due to a $0.1 million decrease in access control system sales revenue.

Cost of monitoring and related services revenues for the first nine months of 2004 decreased 5.7% from the first nine months of 2003.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations.  This decrease is the result of reduced field service costs of $0.3 million and lower employment costs of $0.1 million related to an employee retention plan in 2003.  Cost of monitoring and related services revenues as a percentage of related revenues decreased to 21.8% in the first nine months of 2004 from 23.2% in the first nine months of 2003.

Cost of other revenues for the first nine months of 2004 increased 4.8% from the first nine months of 2003.  These costs consist primarily of amortization of installation costs previously deferred and the costs to install access control systems.  The costs increased primarily due to increased amortization of deferred customer acquisition costs of $0.3 million offset by a $0.1 million decrease in access control system installation costs.

Selling expense for the first nine months of 2004 declined 9.1% from the first nine months of 2003.  This decrease is the result of lower employment costs of $0.2 million related to the implementation of an employee retention plan in 2003 and reduced advertising costs of $0.1 million.

General and administrative expense for the first nine months of 2004 increased 5.6% from the first nine months of 2003 primarily due to increased employment costs of $1.7 million primarily due to change in control payments made in February 2004 and increased liability insurance costs of $0.4 million, offset by a $0.8 million decrease in management fees allocated from Protection One, lower legal costs of $0.3 million, decreased employment costs of $0.3 million primarily related to implementation of an employee retention plan in 2003, reduced property taxes of $0.2 million and reduced telecommunications costs of $0.1 million.

Amortization of intangibles and depreciation expense for the first nine months of 2004 remained consistent with the first nine months of 2003.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Protection One Consolidated

Revenues decreased approximately 3.2% in the third quarter of 2004 compared to the third quarter of 2003, primarily due to the decline in the size of our customer base.  Cost of revenues increased approximately 1.8% primarily due to an increase of $0.5 million in telecommunication expense in our monitoring centers.  General and administrative costs decreased approximately 2.9%, primarily due to a $1.8 million decrease in salaries related to the 2003 employee retention plan compared to the 2004 key employee retention plan and a decrease in medical and dental expense of $0.8 million due to changes in benefit plans and the number of employees covered under such plans, partially offset by payments of $2.1 million made to financial advisors and legal counsel in connection with corporate debt restructuring.  Selling costs increased approximately 9.2%, primarily due to an increase in amortization of previously deferred commissions.  Interest expense increased by approximately 11.2%, primarily due to an increase in the weighted average interest rate of our revolving credit facility.

North America Segment

We present the table below for comparison of our North America operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended September 30,
	2004		2003
	(dollars in thousands)
Revenues:
Monitoring and related services	$52,792	91.6%	$55,335	92.1%
Other	4,855	8.4	4,761	7.9

Total revenues	57,647	100.0	60,096	100.0

Cost of revenues:
Monitoring and related services	15,894	27.6	16,101	26.8
Other	6,290	10.9	5,706	9.5

Total cost of revenues	22,184	38.5	21,807	36.3

Gross profit	35,463	61.5	38,289	63.7
Selling expense	7,894	13.7	7,129	11.9
General and administrative expense	16,425	28.5	16,839	28.0
Amortization of intangibles and depreciation expense	18,333	31.8	18,746	31.2
Operating loss	$(7,189)	(12.5)%	$(4,425)	(7.4)%

2004 Compared to 2003.   We had a net decrease of 1,585 customers in the third quarter of 2004 compared to a net decrease of 4,162 customers in the third quarter of 2003.  The average customer base for the third quarter of 2004 and 2003 was 702,184 and 722,515, respectively, or a decrease of 20,331 customers. The number of customers decreased primarily because our customer acquisition strategies were not able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition.  We expect that this trend will continue until we reduce attrition on the North American retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations. We believe the decrease in annualized quarterly attrition is due to a company wide focus on retaining our current customers. We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

Further analysis of the change in the North American account base between the two periods is discussed below.

	Three Months Ended September 30,
	2004	2003

Beginning Balance, July 1	702,976	724,596
Customer additions, excluding wholesale	13,372	13,586
Customer losses, excluding wholesale	(18,359)	(21,731)
Change in wholesale customer base and other adjustments	3,402	3,983
Ending Balance, September 30	701,391	720,434

Annualized quarterly attrition	8.1%	10.3%

Monitoring and related services revenues decreased 4.6% in the third quarter of 2004 compared to the third quarter of 2003 primarily due to the 2.6% decline in our customer base.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues increased 2.0% the third quarter of 2004 compared to the third quarter of 2003 due to an increase of approximately $0.5 million from the amortization of previously deferred revenues offset by a decrease in commercial outright sales activity. These revenues are generated from our internal installations of new alarm systems and consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenues.

Cost of monitoring and related services revenues decreased 1.3% in the third quarter of 2004 compared to the third quarter of 2003. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease in the third quarter of 2004 compared to the third quarter of 2003 is primarily due to a  $0.3 million decrease in service costs due in part to a 5.1% decrease in our retail customer base and increased efficiency of our service technicians.  Costs of monitoring and related services revenues as a percentage of the related revenues increased to 30.1% in the third quarter of 2004 from 29.1% in the third quarter of 2003.

Cost of other revenues increased 10.2% in the third quarter of 2004 compared to the third quarter of 2003. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.  The increase in 2004 is primarily due to a $0.7 million increase in amortization of previously deferred customer acquisition costs offset by a decrease in costs related to commercial outright sales.  These costs as a percentage of other revenues were 129.6% for the third quarter of 2004 compared to 119.8% for the third quarter of 2003.

Selling expense increased 10.7% in the third quarter of 2004 compared to the third quarter of 2003 primarily due to a $0.9 million increase in the amortization of previously deferred commissions offset by a slight decrease in commissions related to commercial outright sales.

General and administrative expense decreased 2.5% in the third quarter of 2004 compared to the third quarter of 2003. This decrease is generally due to a $0.8 million decrease in salaries related to the 2003 retention bonus compared to the 2004 key employee retention plan, a $0.5 million decrease in salaries related to short term incentive and field bonuses, a decrease in medical and dental expense of $0.8 million due to changes in benefit plans and the number of covered employees and a $0.5 million decrease in premiums to insurance companies partially offset by payments of $2.1 million made to financial advisors and legal counsel in connection with the potential corporate debt restructuring.  As a percentage of total revenues, general and administrative expense increased in the third quarter of 2004 to 28.5% from 28.0% in 2003.

Amortization of intangibles and depreciation expense decreased 2.2% in the third quarter of 2004 compared to the third quarter of 2003.  This decrease is due to a reduction of $0.4 million in depreciation expense caused by the loss of depreciation on assets becoming fully depreciated in excess of the depreciation on fixed asset additions in the third quarter.

Multifamily Segment

The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Three Months Ended September 30,
	2004		2003
	(dollars in thousands)
Revenues:
Monitoring and related services	$9,480	95.9%	$9,096	94.1%
Other	401	4.1	566	5.9
Total revenues	9,881	100.0	9,662	100.0

Cost of revenues:
Monitoring and related services	2,024	20.5	2,137	22.1
Other	1,579	16.0	1,380	14.3
Total cost of revenues	3,603	36.5	3,517	36.4
Gross profit	6,278	63.5	6,145	63.6
Selling expense	592	6.0	639	6.6
General and administrative expense	2,566	25.9	2,720	28.2
Amortization of intangibles and depreciation expense	1,213	12.3	1,235	12.8
Operating income	$1,907	19.3%	$1,551	16.0%

2004 Compared to 2003.  We had a net decrease of 545 customers in the third quarter of 2004 compared to a net increase of 1,073 customers in the third quarter of 2003.  The average customer base was 334,168 for the third quarter of 2004 compared to 336,379 for the third quarter of 2003.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended September 30,
	2004	2003

Beginning Balance, July 1,	334,440	335,842
Customer additions	4,245	5,202
Customer losses	(4,790)	(4,129)
Ending Balance, September 30,	333,895	336,915

Annualized quarterly attrition	5.7%	4.9%

Monitoring and related services revenues for the third quarter of 2004 increased 4.2% from the third quarter of 2003 primarily due to a $0.4 million increase in contract buyouts.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues for the third quarter of 2004 decreased 29.2% from the third quarter of 2003.  These revenues consist primarily of amortization of previously deferred revenues associated with the sale of alarm systems and revenues from the sale of access control systems.  The decline was primarily due to a $0.1 million decrease in the amortization of previously deferred revenue.

Cost of monitoring and related services revenues for the third quarter of 2004 decreased 5.3% from the third quarter of 2003.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations.  The decline was primarily the result of a $0.1 million decrease in field service costs.  Cost of monitoring and related revenues as a percentage of related revenues decreased to 21.4% in the third quarter of 2004 from 23.5% in the third quarter of 2003.

Cost of other revenues for the third quarter of 2004 increased 14.4% from the third quarter of 2003.  These costs consist primarily of amortization of installation costs previously deferred and the costs to install access control systems.  The costs increased primarily due to increased amortization of previously deferred customer acquisitions costs of $0.2 million.

Selling expense for the third quarter of 2004 declined 7.4% from the third quarter of 2003.  This decrease is the result of lower employment costs of $0.1 million related to an employee retention plan in 2003, which was not repeated in 2004.

General and administrative expense for the third quarter of 2004 decreased 5.7% from the third quarter of 2003 primarily due to decreased management fees of $0.3 million allocated from Protection One and decreased property taxes of $0.2 million, offset by increased employment costs of $0.2 million primarily due to change in control payments.

Amortization of intangibles and depreciation expense for the third quarter of 2004 remained consistent with the third quarter of 2003.

Liquidity and Capital Resources

We continue to face liquidity problems caused by our significant debt burden and continuing net losses.  Absent recapitalization and restructuring of our debts, management believes our projected cash flow will be insufficient to support our current debt balances, which may be accelerated or which we are required to offer to repurchase as a result of the change in control, and related interest obligations.  Our independent public accountants included in their report on our consolidated financial statements for the fiscal year ended December 31, 2003 explanatory language that describes the significant uncertainty about our ability to continue as a going concern due to recurring losses from operations, deficiency in working capital, inability to obtain ongoing financing and breach of covenants on outstanding debt subsequent to year end.

As described in “—Important Matters” above, on November 12, 2004, we entered into an exchange agreement with Quadrangle to restructure a significant portion of our revolving credit facility.  We expect to incur significant costs related to the planned Quadrangle debt restructuring.  Such costs could include, among other things, fees and expenses of our legal and other professional advisors.  In addition, we have agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to a potential restructuring of our indebtedness.  For the nine months ended September 30, 2004, we have expensed $5.8 million relating to these advisors.  In addition to amounts already paid to these advisors, if a successful restructuring is completed, we expect to pay success and other fees to the financial advisors in an aggregate amount of approximately $6.9 million.

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

The indenture relating to the 13 5/8% senior subordinated discount notes requires us to give notice of our intention to repurchase the notes within 30 days following the date of a change in control and to consummate the repurchase within 60 days of such notification.  Under the terms of this indenture, because we did not offer to repurchase such notes following the Westar sale transaction, our inaction constitutes a covenant breach, which breach, if not cured within 30 days after receipt of appropriate notice, would constitute an event of default under the indenture for the 13 5/8% senior subordinated discount notes.

Upon any such event of default, the trustee or the holders of such senior subordinated discount notes may seek to exercise certain remedies available to them under the indenture governing the notes, including, without limitation, acceleration of the notes, though the subordination provisions of the indenture restrict our ability to make any payment to the holders of such notes upon acceleration of such notes in certain circumstances.  The acceleration of the 13 5/8% senior subordinated discount notes, if not rescinded or satisfied, would cause a cross default to be triggered under the indenture for our 8 1/8% senior subordinated notes, which had aggregate outstanding principal of $110.3 million as of September 30, 2004.  If such acceleration and cross default should occur, we do not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

The $201.0 million outstanding under the revolving credit facility as of November 15, 2004 is in default due to the change in control of Protection One consummated on February 17, 2004 and non-compliance with financial covenants.  We have entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the breach of the change in control provision and other specified defaults, and we agreed, among other things, not to borrow additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle may exercise its rights under the revolving credit facility and declare the indebtedness to be due and payable.  The parties have agreed to extend the standstill agreement until the earlier of the closing date of the Quadrangle debt restructuring or the termination of the exchange agreement.  Acceleration of our revolving credit facility, if not rescinded or satisfied, would cause cross defaults under our other debt instruments.  If such acceleration should occur, we would not have the funds available to repay the indebtedness, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

Prior to Westar’s sale of its interest in us, we had been a member of Westar’s consolidated tax group since 1997.  During that time, Westar made payments to us for tax benefits attributable to us and utilized by Westar in its consolidated tax return pursuant to the terms of a tax sharing agreement.  Except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group, we were no longer entitled to receive payments from Westar under the tax sharing agreement.  Such loss of tax payments will have a material adverse effect on our liquidity.

On November 12, 2004, we entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement and settled all of our claims with Westar relating to the tax sharing agreement.  See “—Summary of Other Significant Matters—Settlement Regarding Tax Sharing Payments” above.

Our 7 3/8% senior notes and 8 1/8% senior subordinated notes require us to make a repurchase offer at 101% of the principal amount, plus interest, in the event of a change in control triggering event.  A change in control triggering event consists of a change in control coupled with the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control.  As of September 30, 2004, $190.9 million principal amount of the 7 3/8% senior notes and $110.3 million principal amount of the 8 1/8% senior subordinated notes were outstanding, but the Company intends to retire $26.6 million of such senior notes on November 12, 2004 in connection with the Westar tax sharing settlement.  Should such repurchase right be triggered, we lack the funds to repurchase these debt securities, and we could be forced to seek relief under the U.S. Bankruptcy Code or an out-of-court restructuring.

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

We have significant debt maturities scheduled for 2005 including the revolving credit facility, 7 3/8 % senior notes, and 13 5/8% senior subordinated discount notes.  We will need to engage in asset sales and/or refinancings in order to satisfy these maturities.  There can be no assurance we will successfully complete such asset sales or refinancings.

Operating Cash Flows for the Nine Months Ended September 30, 2004.  Our operations provided a net $6.5 million in cash flow in the first nine months of 2004, a decrease of $23.1 million compared to net cash provided of $29.6 million in the first nine months of 2003 primarily due to $23.0 million in costs related to the change in control and the restructuring efforts.

Investing Cash Flows for the Nine Months Ended September 30, 2004.   We used a net $20.6 million for our investing activities in the first nine months of 2004.  We invested a net $16.1 million in cash to install and acquire new accounts and $4.8 million to acquire fixed assets.  In the first nine months of 2003, we invested a net $19.0 million in cash to install and acquire new accounts and $4.2 million to acquire fixed assets.  In 2003, we received $1.4 million from the sale of AV ONE, Inc. and $2.8 million from the disposition of other assets.

Financing Cash Flows for the Nine Months Ended September 30, 2004.  Financing activities provided a net $0.4 million in cash for the first nine months of 2004 compared to $3.6 million in the first nine months of 2003.  We received $11.9 million from Westar Energy related to the sale of our Westar Energy securities and paid $10.2 million on long term debt in the first nine months of 2003.

In the first nine months of 2004, we did not increase our borrowings under the revolving credit facility.  At September 30, 2004, the revolving credit facility had a weighted average interest rate before fees of 8.5% and an outstanding balance of $215.5 million.

Material Commitments.  We have future, material, long-term commitments made in the past several years in connection with our growth. The following reflects these commitments as of September 30, 2004:

Debt Security	Stated Maturity Date (a)	Amount
		(in thousands)
Revolving Credit Facility (b)	January 2005	$215,500
13 5/8% Senior Subordinated Discount Notes (c)	June 2005	29,872
7 3/8% Senior Unsecured Notes (d)	August 2005	190,925
8 1/8% Senior Subordinated Notes	January 2009	110,340
Total		$546,637

(a)   See “—Liquidity and Capital Resources,” above, for discussion regarding acceleration of.

(b)   On November 12, 2004 we made a $14.5 million principal payment to Quadrangle on the revolving credit facility.  Effective as of November 12, 2004, the maturity date of the revolving credit facility has been extended to August 15, 2005.

(c)   Excludes $0.4 million premium, which is being amortized to income.

(d)   We intend to retire $26.6 million of 7 3/8 % senior unsecured notes in connection with the Westar tax sharing settlement.

Except as discussed herein, there have been no material changes in the contractual cash obligations described in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources in our December 31, 2003 Annual Report on Form 10K filed with the SEC.

The indentures relating to our 8 1/8% senior subordinated notes and to our 13 5/8% senior subordinated discount notes contain certain restrictions, based on “EBITDA,” regarding our ability to incur debt and pay dividends.  The definition of EBITDA varies among the indentures and the revolving credit facility.  EBITDA is generally derived by adding to income (loss) before income taxes, interest expense and depreciation and amortization expense.  However, under the varying definitions of the indentures, various and numerous additional adjustments are sometimes required.

Our revolving credit facility contains a number of potential events of default, including financial covenants which we must maintain.  Under the standstill agreement executed with Quadrangle, which the parties have agreed to extend until the earlier of the closing of the Quadrangle debt restructuring or the termination of the exchange agreement, we have received a temporary waiver of certain specified defaults if certain conditions are met.

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
Senior debt/annualized current quarter EBITDA less than 4.0 to 1.0

At September 30, 2004, we were not in compliance with the covenants under the revolving credit facility and did not meet the tests under the indentures relating to our ability to incur additional indebtedness or to pay dividends.  As noted above, we entered into a standstill agreement with Quadrangle whereby Quadrangle agreed to grant us a waiver of certain specified defaults, including failure to comply with these financial covenants, among others, until the earlier of the closing of the Quadrangle debt restructuring or the termination of the exchange agreement, if certain conditions are met.  Our ability to comply with the ratios and the tests under our debt instruments will be affected by events outside our control and there can be no assurance that we will be able to meet them.  Continued failure to meet the tests would result in continuing restrictions on our ability to incur additional indebtedness or to pay dividends and the event of default under the revolving credit facility could allow the lenders to declare all amounts outstanding immediately due and payable.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Off-Balance Sheet Arrangements.  We had no off-balance sheet transactions or commitments as of or for the nine months ended September 30, 2004.

Credit Ratings.  Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  On April 9, 2004, S&P downgraded its ratings on our senior unsecured debt due to concerns regarding our insufficient liquidity and cash flows relative to our debt burden combined with the loss of Westar as a source of external capital and the near-term expiration of the standstill agreement with Quadrangle regarding the revolving credit facility.  S&P’s outlook remained negative.  As of November 10, 2004, our public debt was rated as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
S&P	CC	C	Negative
Moody’s	Caa2	Ca	Negative

Capital Expenditures.  We anticipate making capital expenditures of approximately $30.5 million in 2004. Of such amount, we plan to expend approximately $20.9 million in customer acquisition costs, net of deferred customer acquisition revenues, and $9.6 million for fixed assets.  Assuming we have available funds, capital expenditures for 2005 and 2006 are expected to be approximately $34.9 million and $34.5 million, respectively.  Of these amounts, approximately $24.1 million and $26.8 million would be used for customer acquisition costs, net of deferred customer acquisition revenues, in 2005 and 2006, respectively, with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented.

Tax Matters.  In the first quarter of 2004, due to Westar’s sale of its interest in us, we determined that most of our deferred tax assets would not be realizable.  We recorded a non-cash charge to income in the first quarter of 2004 in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of deferred tax assets determined not to be realizable.

In addition, as a result of the sale, except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group as a result of Westar selling its interest in us, we were no longer entitled to receive payments from Westar Energy.  In 2003, we received aggregate payments from Westar Energy of $20.0 million.  The loss of these payments will have a material adverse effect on our cash flow.  On November 12, 2004, we entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement and settled all of our claims with Westar relating to the tax sharing agreement.  See “—Summary of Other Significant Matters—Settlement Regarding Tax Sharing Payments” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not experienced any significant changes in our exposure to market risk since December 31, 2003.  For additional information on our market risk, see Item 7A of the Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES.

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

Changes in internal control over financial reporting

During the first fiscal nine months ended September 30, 2004, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

See Note 4, “Debt” of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS .

Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description
10.1

Employment Agreement dated July 23, 2004 between Protection One Inc., Protection One Alarm Monitoring, Inc. and Richard Ginsburg (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended June 30, 2004).

10.2

Employment Agreement dated July 23, 2004 between Protection One Inc., Protection One Alarm Monitoring, Inc. and Darius G. Nevin (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended June 30, 2004).

10.3

Employment Agreement dated July 23, 2004 between Protection One Inc., Protection One Alarm Monitoring, Inc. and Peter J. Pefanis (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended June 30, 2004).

10.4

Employment Agreement dated July 23, 2004 between Protection One Inc., Protection One Alarm Monitoring, Inc. and Steve V. Williams (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended June 30, 2004).

10.5	Exchange Agreement dated as of November 12, 2004 by and among the Company, POI Acquisition LLC, POI Acquisition I, Inc. and Quadrangle Master Funding Ltd.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

	By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and
Chief Financial Officer