Form 10-K
period 2004-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2005-03-17
CIK 916230, 916310

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
1-12181-01 (Commission File Number)	1-12181 (Commission File Number)
Protection One, Inc. (Exact Name of Registrant as Specified in Charter)	Protection One Alarm Monitoring, Inc. (Exact Name of Registrant as Specified in Charter)
Delaware (State of Other Jurisdiction of Incorporation or Organization)	Delaware (State of Other Jurisdiction of Incorporation or Organization)
93-1063818 (I.R.S. Employer Identification No.)	93-1064579 (I.R.S. Employer Identification No.)
1035 N 3rd Street, Suite 101, Lawrence, Kansas 66044 (Address of Principal Executive Offices, Including Zip Code)	1035 N 3rd Street, Suite 101, Lawrence, Kansas 66044 (Address of Principal Executive Offices, Including Zip Code)
(785) 856-5500 (Registrant's Telephone Number, Including Area Code)	(785) 856-5500 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class None	Name of Each Exchange On Which Registered None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class Common Stock, par value $.01 per share, of Protection One, Inc.

        Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of common stock of Protection One, Inc. held by nonaffiliates on June 30, 2004 (based on the last sale price of such shares on the over the counter bulletin board) was $3,767,443.

        As of March 10, 2005, Protection One, Inc. had 18,198,571 shares of Common Stock outstanding, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions I (1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format set forth therein. Protection One's sole asset is Protection One Alarm Monitoring and Protection One Alarm Monitoring's wholly owned subsidiaries, as such there are no separate financial statements for Protection One Alarm Monitoring, Inc.

PART I

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the materials incorporated by reference herein include "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we "believe," "expect," "anticipate," "will," "should" or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We must repay or refinance a significant amount of our outstanding senior debt, which matures in 2005. The consummation of the sale of its ownership interests in us by Westar Industries, Inc., a wholly owned subsidiary of Westar Energy, Inc., which we refer to collectively as Westar, our former majority owner that beneficially owned approximately 88% of our common stock, to POI Acquisition, LLC and POI Acquisition I, Inc., entities formed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Master Funding Ltd, which we refer to collectively as Quadrangle, and the assignment of Westar's rights and obligations as the lender under our revolving credit facility to POI Acquisition, LLC, resulted in a $285.9 million non-cash charge against our income in the first quarter of 2004 to establish a valuation allowance for deferred tax assets that we believed were not realizable, and the sale is expected to further materially adversely affect our liquidity due to termination of the tax sharing agreement between us and Westar. Statements made in the Form 10-K regarding the possible effect on us of the sale by Westar and our debt restructuring also constitute forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

        See also "Item 1, Business—Risk Factors," below, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," Item 8, Note 5 "Debt," Item 8, Note 15 "Going Concern and Management's Plan" and Item 8, Note 18 "Subsequent Events" for further discussion.

INTRODUCTION

        Unless the context otherwise indicates, all references in this report to the "Company," "Protection One," "we," "us" or "our" or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. and Protection One Alarm Monitoring's wholly owned subsidiaries. Protection One's sole asset is Protection One Alarm Monitoring and Protection One Alarm Monitoring's wholly owned subsidiaries, and accordingly, there are no separate financial statements for Protection One Alarm Monitoring, Inc. Each of Protection One and Protection One Alarm Monitoring is a Delaware corporation organized in September 1991.

        In February 2005, we completed a one-share-for-fifty-shares reverse stock split of our outstanding shares of common stock. All prior share and per share amounts included in this report give retroactive effect to the reverse stock split.

        Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-K have not occurred.

ITEM 1. BUSINESS

Overview

        We are a leading national provider of security alarm monitoring services, providing installation, maintenance and electronic monitoring of alarm systems to single-family residential, commercial, multifamily and wholesale customers. We monitor signals originating from alarm systems designed to detect burglary, fire, medical, hold-up and environmental conditions, and from access control and closed-circuit-television (CCTV) systems. Most of our monitoring services and a large portion of our maintenance services we provide our customers are governed by multi-year contracts with automatic renewal provisions that provide us with recurring monthly revenue, or RMR. As of December 31, 2004, we had more than one million customers. Based on information provided by a leading industry publication, we are the third largest provider of electronic security monitoring services in the United States based on RMR.

        Our business consists of two primary segments, Protection One Monitoring (formerly referred to as North America) and Network Multifamily. Protection One Monitoring primarily provides residential and commercial electronic security system installations and alarm monitoring services directly to homeowners and businesses. Protection One Monitoring also provides wholesale alarm monitoring services to independent alarm companies. Network Multifamily provides electronic security system installation and alarm monitoring services to owners and managers of apartments, condominiums and other multifamily dwellings. We market our services to these customer segments through separate internal sales and installation branch networks. Our 2004 monitoring and related services revenue and customer base compositions at December 31, 2004 were as follows:

	Percentage of Total
Market	Monitoring and Related Services Revenue	Sites
Single family and commercial	81.1%	51.7%
Wholesale	4.3	16.2

Protection One Monitoring Total	85.4%	67.9%
Network Multifamily Total	14.6	32.1

Total	100.0%	100.0%

        For the year ended December 31, 2004, we generated consolidated revenue of $269.3 million. Protection One Monitoring accounted for 86.0% of consolidated revenues, or $231.5 million, while Network Multifamily accounted for the 14.0% of consolidated revenues, or $37.8 million.

        Financial information for the past three years for each of our business segments is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and in Item 8, Note 13 "Segment Reporting," and is incorporated herein by reference.

Protection One Monitoring

        Protection One Monitoring provides installation, maintenance and monitoring of electronic security systems to single-family residential and commercial customers (our retail customers), and alarm monitoring services to independent alarm companies (our wholesale customers). Protection One Monitoring serves approximately 533,000 retail customers with no single customer comprising more than 1% of our total consolidated revenue. Protection One Monitoring serves retail customers from 64 field locations and two centralized monitoring centers.

        Currently, our new retail customers are generated organically through our internal sales force. Our reliance on an internal sales force enables us to control the sales process from inception and to manage the level of customer care afforded.

        Our wholesale business serves approximately 860 independent alarm monitoring companies representing 167,000 customers. Typically, we act as the sole provider of monitoring services to independent monitoring companies. For the year ended December 31, 2004, our wholesale business accounted for 3.9% of consolidated revenue.

Network Multifamily

        Network Multifamily provides alarm monitoring service to apartments, condominiums and other multifamily dwellings. We believe Network Multifamily is the leading national provider of alarm monitoring services to the multifamily sector, with approximately 330,000 units in 528 cities.

Sources of Revenue

        For both Protection One Monitoring and Network Multifamily, revenue is primarily generated from providing monitoring services. For the year ended December 31, 2004, revenue generated from monitoring and related services accounted for 91.9% of our total revenue.

        Monitoring revenue is generated based on contracts that we enter into with our residential, commercial and multifamily customers. The typical initial contract term for residential and commercial customers is three to five years, and for multifamily is five to ten years, with automatic renewal provisions. We generate incremental contractual recurring revenue from a majority of our residential and commercial customers by providing additional services, such as maintenance. As of December 31, 2004, more than 70% of our retail contracts in the Protection One Monitoring segment were past the initial contract term and currently are under either an automatic renewal contract term or an additional contract term with us. We believe the rate of attrition on these aged contracts is lower than it was during the initial contract term and represents a more stable revenue base.

        For the year ended December 31, 2004, other revenues, derived principally from the sale of electronic security systems, contributed 8.1% of our total revenue. Electronic security systems typically are provided at a loss in connection with generating new contracts for recurring monitoring services.

Recent Developments

        In February 2004, Westar sold its issued and outstanding shares of the Company's common stock to affiliates of Quadrangle. As part of the sale transaction, Westar also assigned to Quadrangle its rights and obligations as the lender under an existing credit facility with us, which we now refer to as the Quadrangle credit facility. In addition, in February 2005, we completed a debt restructuring with Quadrangle, which was initiated in November 2004 upon the execution of a tax sharing settlement agreement with Westar. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Sale of Company; Restructuring," which is incorporated herein by reference, for more information regarding the Westar sale transaction, the restructuring transactions and the related management incentive plan.

Industry; Competition

        According to an industry publication, the market for electronic security system sales, leasing, installation, monitoring and service totaled approximately $24.8 billion in 2004. Over the past 10 years, the industry has grown at an estimated compounded annual rate of 7.6%. Factors driving growth include heightened security awareness, demographic changes, an increase in dual income households, as well as improved capital spending dynamics for businesses. These trends are expected to continue.

        According to the same industry publication, the industry is comprised of more than 14,000 small and mid-sized, regional players, the vast majority of which generate annual revenue of less than $500,000. We believe our primary competitors with national scope include the following:

  •
  ADT Security Services, Inc., a subsidiary of Tyco International, Ltd;

  •
  Brinks Home Security, a subsidiary of The Brink's Company;

  •
  Monitronics International, Inc.; and

  •
  Honeywell Security Monitoring Company, formerly a subsidiary of Honeywell International Inc.

        Competition in the security alarm industry is based primarily on market visibility, price, reputation for quality of services and systems, services offered and the ability to identify and to solicit prospective customers as they move into homes and businesses. We believe that we compete effectively with other national, regional and local security alarm companies due to the following strengths:

  •
  Leading operator in a fragmented marketplace. According to a leading industry publication, we are the third largest operator in the electronic security monitoring and service industry. We believe we are the market leader in the multifamily segment. We believe that our network of 64 field locations and four centralized monitoring centers gives us the ability to benefit as one of the few providers with a broad national platform and strong brand recognition.

  •
  Internal sales model. In 2001, we transitioned Protection One Monitoring's retail operations from a dealer account model to an organic internal sales force model to generate new customers. The transition has helped us to reduce customer acquisition costs as a multiple of the recurring revenue created, decreasing the period of time required to recover the investment in customer acquisition costs. Through our internal sales force, we can also exercise tighter control on the sales process and the quality and profile of new customers.

  •
  Decentralized branch management. Our retail branch managers have an average industry experience of 11 years and are accountable for the profitability of their respective branches. They are incentivized to add new RMR on a prudent basis and to reduce attrition. We believe that the retail security monitoring business is highly localized and our physical presence in these markets helps us to compete with local companies in attracting new customers, to increase customer satisfaction and to reduce attrition of our existing customer base.

  •
  Predictable cash flow and recurring nature of our revenue stream. More than 84.1% of our 2004 revenue was based on multi-year monitoring contracts that typically have an automatic renewal provision. We believe that our portfolio of retail contracts that are past the initial contract term are likely to exhibit lower attrition rates than those portfolios did during the initial contract term. As of December 31, 2004, more than 70% of our retail contracts had passed their initial term. The seasoned nature of our contract portfolio helps us to generate consistent and predictable cash flow, reduces attrition of our existing customer base and provides us with visibility into future revenue streams and cash flow.

  •
  Operating metrics. Since 2001, we have significantly improved the key drivers of our monitoring business. Average consolidated site attrition rate has decreased to 7.8% in 2004 from 11.2% in 2002. Gross monitoring and service margin has increased to 71.9% in 2004 from 71.0% in 2002. We believe that with these operating metrics, we are well positioned to increase our monitoring business using cash generated internally from our operations, without the need to raise additional funds from external sources to fund ongoing operations. We will need to raise additional funds from external sources to refinance our indebtedness in 2005.

  •
  Improved capital structure. As described in "Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Sale of Company; Restructuring," we have undertaken several important actions that resulted in a restructuring of our balance sheet and an improved capital structure. In February 2005, approximately one year after Quadrangle's acquisition of the Company, Quadrangle converted $120.0 million of the Quadrangle credit facility into equity. In 2004, we also received consideration of $73.0 million in a tax settlement from Westar, which was used to retire outstanding debt.

  •
  Experienced management team and equity sponsorship. Our senior management team averages over 16 years of experience in the security services industry and is supported by an entrepreneurial group of branch managers who have an average of 11 years of experience in the security services business. Quadrangle, our majority shareholder, is an experienced private equity investor. We believe that Quadrangle's financial and operational support along with our management's ability to implement our business strategy will help us in increasing the size of our business in a sustainable way in future periods.

Operations

        Our operations consist principally of installing, servicing and monitoring premise intrusion and fire alarms.

Centralized Monitoring, Common Technology Platform and Customer Service

  Customer Security Alarm Systems

        Security alarm systems include many different types of devices installed at customers' premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. These devices are connected to a computerized control panel that communicates through wireline and/or wireless phone lines to a monitoring facility. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and can transmit that information to a central monitoring station.

  Customer Contracts

        Our existing alarm monitoring customer contracts generally have initial terms ranging from three to ten years in duration, and, in most states, provide for automatic renewals for a fixed period (typically one year) unless we or the customer elect to cancel the contract at the end of its term. Since 2002, most new single-family residential customers have entered into contracts with an initial term of three years, and most new commercial customers have entered into contracts with an initial term of five years. Typically, customers sign alarm monitoring contracts that include a bundled monthly charge for monitoring and extended service protection, which covers the normal costs of repair of the security system. Customers may elect to sign an alarm monitoring contract providing for a reduced monthly charge that excludes extended service protection. A significant percentage of new residential and commercial customers also elect to include line security based on cellular technology in their service bundle.

Monitoring Facilities

        We provide monitoring services to our customer base from four monitoring facilities. The table below provides additional detail about our monitoring centers:

Location	Approximate Number of Customers Monitored	Primary Markets
Irving, TX	330,000	Multifamily
Longwood, FL	150,000	Wholesale/Residential
Wichita, KS	510,000	Residential/Commercial/ Wholesale
Portland, ME	40,000	Commercial/Residential

        Our monitoring facilities operate 24 hours per day, seven days a week, including all holidays. Each monitoring facility incorporates the use of communications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator within a monitoring facility monitors a computer screen that presents information concerning the nature of the alarm signal, the customer whose alarm has been activated and the premises at which such alarm is located. Other non-emergency administrative signals are generated by low battery status, arming and disarming of the alarm monitoring system and test signals, and such signals are processed automatically by computer. Depending upon the type of service for which the customer has contracted, monitoring facility personnel respond to alarms by relaying information to the local fire or police departments, notifying the customer, or taking other appropriate action, such as dispatching alarm response personnel to the customers' premises where this service is available.

        All of our primary monitoring facilities are listed by Underwriters Laboratories, Inc., or UL, as protective signaling services stations. UL specifications for monitoring facilities include building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL listed facilities. In addition, such listing is required by certain commercial customers' insurance companies as a condition to insurance coverage.

  Backup Facility

        Our backup facility is in Wichita, Kansas and is a highly secure concrete building. This fully operable resource has the ability to backup all mission critical operations normally performed at our primary retail monitoring center. The structure is equipped with diverse voice and data telecommunication paths, backup power that includes standby UPS, access control, video surveillance and data vaults. In addition, we have deployed hot redundancy for our entire complement of equipment essential in the remote monitoring of the retail security systems we offer. Furthermore, we have replicated the computer systems that are used to maintain our mission critical applications. This facility was purchased with the ability to be expanded for future internal growth and is actively used for other business-related operations.

  Wholesale Monitoring

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

  Customer Care Services

        Customer care personnel answer non-emergency telephone calls typically regarding service, billing and alarm activation issues. Most business-hours customer care functions for our Protection One Monitoring retail customers are handled by our branches. During business hours, monitoring facility personnel receive inbound customer calls forwarded from branches when the latter are unable to answer within a specified number of rings. After-hours, all customer calls are forwarded to the monitoring facilities.

        Customer care personnel in our Protection One Monitoring retail branches and in our monitoring facilities at help desks assist customers in understanding and resolving minor service and operating issues related to security systems. Branch personnel schedule technician appointments. We also operate a dedicated telesales center in Wichita to address questions that retail customers or potential customers have about our services, as well as to perform outbound sales and marketing activities.

  Enhanced Services

        As a means of increasing revenues and enhancing customer satisfaction, we offer retail and wholesale customers an array of enhanced security services, including extended service protection, supervised monitoring services and telephone line security based on wireless technology. These services position us as a full service provider and give our sales representatives more features to sell in their solicitation of new customers. Enhanced services include:

  •
  Extended Service Protection, which covers the normal costs of repair of the security system during regular business hours.

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

Branch Operations

        We maintain approximately 64 field locations in the United States from which we provide some or all of the following services: field repair, customer care, alarm response and sales services. Our nationwide network of branches operates in some of the largest cities in the United States and plays a critical role in enhancing customer satisfaction, reducing customer loss and building brand awareness. Repair services generate revenues primarily through billable field service calls and recurring payments under our extended service protection program. By focusing growth in targeted areas, we hope to increase the density of our customer base, which will permit more effective scheduling and routing of field service technicians and will create economies of scale.

Sales and Marketing

        Our current customer acquisition strategy for our Protection One Monitoring retail segment relies primarily on internally generated sales. In June 2001, we notified most of our remaining domestic dealers that we were terminating our dealer arrangement with them and therefore would not be extending or renewing their contracts. No accounts were purchased through our dealer program in 2004 compared to 135 and 1,135 accounts in 2003 and 2002, respectively.

        Our internal sales program for our Protection One Monitoring segment was started in February 2000 on a commission-only basis with a goal of creating accounts at a cost lower than our external programs. In 2001, we revised and enhanced our internal sales program, and in 2002, we enhanced the benefits package for our sales force. This program utilizes our existing branch infrastructure in approximately 55 markets. The internal sales program for our Protection One Monitoring segment generated 52,584 accounts and 50,731 accounts in 2004 and 2003, respectively. We operate a dedicated telesales center in Wichita from which we respond to questions that customers or potential customers have about our services, support the alliance with BellSouth and provide quality control follow-up calls to customers for whom we recently provided installation or maintenance services.

        We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in the nine-state BellSouth region. The marketing alliance agreement may be terminated by either party upon 180 days' notice or earlier upon occurrence of certain events.

        Under this agreement, we operate as "BellSouth Security Systems from Protection One" from our branches in the nine-state BellSouth region. BellSouth provides us with information about new owners of single-family residences and businesses in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the information to create leads for our sales force. We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges. Approximately one-fifth of our new accounts created in 2004 and 2003 were produced from this arrangement. Termination of the BellSouth agreement could have a material adverse impact on our operating results and on our ability to generate new customers in this territory.

        Our retail sales professionals are responsible for identifying new prospects and closing new sales of monitoring systems and services. The sales force also generates revenue from selling equipment upgrades and add-ons to existing customers and by competing for those customers who are terminating their relationships with our competitors.

        Our Network Multifamily segment utilizes a salaried and commissioned sales force to produce new accounts. Network Multifamily markets its services and products primarily to developers, owners and managers of apartment complexes and other multifamily dwellings. Network Multifamily sales and marketing activities consist of national and regional advertising, nationwide professional field sales efforts, prospective acquisition marketing efforts and professional industry-related association affiliation. Services are sold directly to the property owner, and payment is based on a monthly price on a per-unit basis. Ongoing service for the duration of the lease includes providing equipment, maintenance, 24-hour monitoring from our central monitoring station, customer service and individual market support. Property owner contracts generally have initial terms ranging from five to ten years in duration and provide for automatic renewal for a fixed period (typically five years) unless Network Multifamily or the customer elects to cancel the contract at the end of its term.

        We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

Attrition

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Attrition," which is incorporated herein by reference, for more information regarding attrition calculations, the impact of attrition on our operating results and customer attrition by business segment.

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

Regulatory Matters

        A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. See "—Risk Factors" below. Such measures include:

  •
  permitting of individual alarm systems and the revocation of such permits following a specified number of false alarms;

  •
  imposing fines on alarm customers or alarm monitoring companies for false alarms;

  •
  imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms;

  •
  requiring further verification of an alarm signal before the police will respond; and

  •
  subjecting alarm monitoring companies to fines or penalties for transmitting false alarms.

        Our operations are subject to a variety of other laws, regulations, and licensing requirements of federal, state, and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of our business.

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

        Our alarm monitoring business utilizes wireline and wireless telephone lines, radio frequencies, and broadband data circuits to transmit alarm signals. The cost of telephone lines and the type of equipment which may be used in telephone line transmission are currently regulated by both federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of radio frequencies.

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

        We carry insurance of various types, including general liability and professional liability insurance in amounts management considers adequate and customary for our industry and business. Our loss experience, and the loss experiences at other security service companies, may affect the availability and cost of such insurance. Some of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence.

Employees

        At December 31, 2004, we had approximately 2,300 full-time employees. Our workforce is not unionized.

Access to Company Information

        We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission, or SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        We make available, free of charge, through our website at www.protectionone.com, and by responding to requests addressed to our investor relations department, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on our website is not part of this document.

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

  We must repay or refinance a significant portion of our senior debt in 2005.

        In connection with the restructuring and as required by the indenture governing our outstanding 13 5/8% senior subordinated discount notes, we initiated a change of control repurchase offer at 101% for our approximately $29.9 million of outstanding 13 5/8% senior subordinated discount notes due June 2005. We completed the repurchase of all of these notes on March 11, 2005. In addition, the remaining balance of the Quadrangle credit facility and the outstanding 7 3/8% senior unsecured notes are due on August 15, 2005. Failure to repay or refinance these obligations when due would have a material adverse impact on our financial position, results of operations and liquidity.

  The Westar sale transaction resulted in certain financial and tax losses.

        Until Westar sold its ownership interests in us, ongoing payments made to us by Westar under a tax sharing agreement had been an important source of liquidity for us. The consummation of the sale of Westar's ownership interests in us resulted in a $285.9 million non-cash charge against our income in the first quarter of 2004 to establish a valuation allowance for deferred tax assets that we believed were not realizable. In connection with the restructuring, we entered into a tax sharing settlement with Westar and Quadrangle whereby we have received a $45.9 million cash payment, credit for interest due of $0.5 million and $26.6 million of our 7 3/8% senior unsecured notes that were held by Westar.

  Quadrangle is our principal stockholder and can exercise a controlling influence over us.

        Quadrangle owns approximately 97.3% of our outstanding common stock as of March 10, 2005. Pursuant to a stockholder agreement with Quadrangle and subject to Quadrangle maintaining a certain threshold of ownership in us, Quadrangle will be able to direct the election of three of our directors and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, appointment of our officers, our acquisition or disposition of material assets and our incurrence of indebtedness. Similarly, Quadrangle will continue to have the power to determine matters submitted to a vote of our stockholders without the consent of other stockholders and to take other actions that might be favorable to Quadrangle, whether or not these actions would be favorable to us or to our stockholders in general.

  We have a history of losses, which are likely to continue.

        We incurred net losses of $323.9 million in 2004, $34.4 million in 2003 and $880.9 million in 2002. These losses reflect the following, among other factors:

  •
  our customer base and revenues have declined every year since 1999;

  •
  substantial charges incurred by us for amortization of purchased customer accounts and, in 2002, an impairment charge to purchased customer accounts;

  •
  in 2002, a loss on impairment of goodwill;

  •
  in 2004, a write down of remaining deferred tax assets;

  •
  interest incurred on indebtedness;

  •
  expansion of our internal sales and installation efforts; and

  •
  other charges required to manage operations.

        We will continue to carry a substantial amount of interest expense and we do not expect to attain profitability in the near future.

  Our debt agreements impose restrictions on us.

        The agreements governing our indebtedness require us to satisfy certain financial covenants in order to borrow additional funds, subject to certain execeptions. The most restrictive of these covenants are set forth below:

  •
  EBITDA to interest expense for the most recent quarter must be greater than 2.25 to 1.0;

  •
  Total consolidated debt to annualized most recent quarter EBITDA must be less than 5.75 to 1.0; and

  •
  Consolidated annualized most recent quarter EBITDA to latest four fiscal quarters interest expense must be greater than 2.10 to 1.0.

        In each case, the ratio reflects the impact of acquisitions and other capital investments for the entire period covered by the calculation. These debt instruments contain restrictions based on "EBITDA." The definition of EBITDA varies among the debt agreements. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense. However, under the varying definitions, additional adjustments are required.

        The agreements contain other covenants that impose restrictions on us, including with respect to the payment of dividends. A violation of these restrictions would result in an event of default, which would allow the lenders to declare all amounts outstanding immediately due and payable.

  We face competition from companies that are larger than we are and have greater resources than we do.

        Some of our competitors, either alone or in conjunction with their respective parent corporate groups, are larger than we are and have greater financial resources, sales, marketing or operational capabilities or brand recognition than we do. In addition, the innovative nature of our markets may attract new entrants to the field. We may not be able to compete successfully with the services of other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results.

  The competitive market for the acquisition and creation of accounts may affect our future profitability.

        Prior to 2000, we grew very rapidly by acquiring portfolios of alarm monitoring accounts through acquisitions and dealer purchases. Our current strategy is to reduce the cost of acquiring new accounts by utilizing other customer account acquisition channels such as our internal sales force augmented by traditional marketing support. The security alarm monitoring industry is highly competitive and highly fragmented. We compete with several companies that have account acquisition and loan programs for independent dealers and some of those competitors are larger than we are and have more capital than we do. Some of the major firms we compete against include ADT Security Services, Inc.; Brinks Home Security; Honeywell Security Monitoring Company; and Monitronics International, Inc. Increased competition from other alarm monitoring companies could require us to reduce our prices for installations, decrease the monitoring fees we charge our subscribers and take other measures that could reduce our margins. These decreases and other measures could have a material adverse effect on us.

        As a result of our restructuring, our competitors may use our actions to their advantage in competing against us for residential and, in particular, commercial sales. Homeowners and businesses that might have contracted with us may be unwilling to do so as a result of our restructuring.

  We lose some of our customers over time.

        We experience the loss of accounts as a result of, among other factors:

  •
  relocation of customers;

  •
  customers' inability or unwillingness to pay our charges;

  •
  adverse financial and economic conditions;

  •
  the customers' perceptions of value; and

  •
  competition from other alarm service companies.

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

        During 2004, our focus on strengthening our operations resulted in a net loss of 18,207 customers, or a 1.7% decrease in our customer base from January 1, 2004. During 2003, our change in focus from growth to strengthening our operations resulted in a net loss of 25,378 customers or a 2.4% decrease in our customer base from January 1, 2003. While our attrition rate is decreasing, we continue to lose customers at a rate faster than our rate of adding customers. The net loss of customers was the primary cause of our decline in monitoring and related service revenues in the Protection One Monitoring segment of $8.8 million in 2004 and $13.9 million in 2003. We expect losses to exceed additions until the efforts we are making to acquire new accounts and further reduce our rate of attrition become more successful than they have been to date. Net losses of customer accounts materially and adversely affect our business, financial condition and results of operations.

  Our customer acquisition strategies may not be successful, which would adversely affect our business.

        The customer account acquisition strategy we are now employing relies primarily on our internal sales force and making alliances such as our strategic alliance with BellSouth Corporation. We have changed our acquisition strategy several times over the past few years attempting to decrease the cost of adding customers and to decrease the rate of attrition from new accounts. While our present strategy resulted in some improvement in 2003 and 2004, there can be no assurance that this strategy will be successful in the future. If the strategy is not successful, our customer base could continue to decline. If successful, the selling costs related to this strategy will increase our expenses and uses of cash. Failure to economically replace customers lost through attrition or increased cash needs could have a material adverse effect on our business, financial condition, results of operations and ability to service debt obligations.

  Increased adoption of non-response or verification-required policies by police departments may adversely affect our business.

        An increasing number of local governmental authorities have adopted, or are considering the adoption of laws, regulations or policies aimed at reducing the perceived costs to municipalities of responding to false alarm signals. Such initiatives could increase the costs of providing our services, and consequently lead to less demand for alarm monitoring services in general and increase our attrition. Additionally, we will incur greater costs in monitoring, evaluating and attempting to affect the outcome of these initiatives.

  Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in our customer contracts, or purporting to characterize certain of our charges as unlawful, may adversely affect our business.

        Our customer contracts typically contain provisions automatically renewing the term of the contract at the end of the initial term, unless cancellation notice is delivered in accordance with the terms of the contract. If the customer cancels prior to the end of the contract term, other than in accordance with the contract, we may charge the customer the charges that would have been paid over the remaining term of the contract, or charge an early cancellation fee.

        Several states have adopted, or are considering the adoption of statutes, which purport to void the automatic renewal provisions of consumer service and alarm monitoring contracts. Such initiatives could compel us to increase the length of the initial term of our contracts, and increase our charges during the initial term, and consequently lead to less demand for our services and increase our attrition. Also, we will incur greater costs in monitoring, evaluating and attempting to affect the outcome of these initiatives.

        Additionally, certain state attorneys' general offices have advised us that they consider our imposition of customer charges for a customer's early termination of our contract to be an unlawful penalty, rather than lawful contractual damages or liquidated damages, or that they consider such charges to be void or unenforceable under various other legal theories. Certain customers have brought suit against us making similar contentions. While we believe that our imposition of such charges is lawful, there can be no assurance that our ability to impose or collect such charges will be upheld in any litigation or enforcement action. Should such charges be determined to be void or unenforceable, we may be compelled to impose larger initial customer charges, and to increase our charges, which may lead to less demand for our services and increase our attrition. Such adverse determinations could also cause legal exposure to customers against whom such charges have been imposed, and the risk that certain of our customers may seek to recover such charges through a class action or other litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on us.

  Declines in rents, occupancy rates and new construction of multifamily dwellings may affect our sales in this marketplace.

        Demand for alarm monitoring services in the Network Multifamily segment is tied to the general health of the multifamily industry. This industry is dependent upon prevailing rent levels and occupancy rates as well as the demand for construction of new properties. We believe that developers and owners of multifamily dwellings view the provision of alarm monitoring services as an amenity to gain higher occupancy, increase rents, reduce turnover and enhance lease-up rates on new properties. Accordingly, we anticipate that the growth in the multifamily market will continue so long as developers and owners view the alarm monitoring service as an attractive amenity to enhance overall performance of existing as well as new properties. The real estate market in general is cyclical, however, and, in the event of a decline in the market factors described above, it is likely that demand for our alarm monitoring services to multifamily dwellings would also decline, which could negatively impact our results of operations.

  We could face liability for our failure to respond adequately to alarm activations.

        The nature of the services we provide potentially exposes us to risks of liability for employee acts or omissions or system failures. In an attempt to reduce this risk, our alarm monitoring agreements and other agreements pursuant to which we sell our products and services contain provisions limiting our liability to customers and third parties. However, in the event of litigation with respect to such matters, there can be no assurance that these limitations will be enforced. In addition, the costs of such litigation could have an adverse effect on us.

        We carry insurance of various types, including general liability insurance and professional liability insurance. Our loss experience, and the loss experience of other alarm monitoring companies, may affect the availability and costs of our insurance. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.

  Future government or other regulations and standards could have an adverse effect on our operations.

        Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. We believe that we are in material compliance with applicable laws and licensing requirements. In the event that these laws, regulations and/or licensing requirements change, it could require us to modify our operations or to utilize resources to maintain compliance with such rules and regulations. There can be no assurance as to what new regulations will be enacted and what effect they may have on us.

  The loss of our Underwriters Laboratories listing could negatively impact our competitive position.

        All of our alarm monitoring centers are Underwriters Laboratories listed. To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL's structural requirements, have back-up and uninterruptible power supplies, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their regulations. Non-compliance could result in a suspension of our UL listing. The loss of our UL listing could negatively impact our competitive position.

  We depend on our relationships with alarm system manufacturers and suppliers. If we are not able to maintain or renew these alliances, our ability to create new customers and to service our existing account base could be negatively affected.

        We currently have agreements with certain alarm system manufacturers and suppliers of hardware for products that we install in customer locations for new systems and to repair existing systems. We may not be able to maintain or renew our existing product sourcing arrangements on terms and conditions acceptable to us. If we are unable to maintain or renew our existing relationships, we may incur additional costs creating new customer arrangements and in servicing existing customers.

  We rely on subcontractors in certain markets to install, service and repair alarm systems.

        We currently have agreements with various subcontractors in order to timely and efficiently install, service and repair alarm systems. We may not be able to maintain or renew our subcontractor arrangements on terms and conditions acceptable to us. If we are unable to maintain or renew our existing subcontractor relationships, we may incur additional costs creating new customer arrangements and in servicing existing customers and customer satisfaction may suffer, leading to increased attrition. Also, our reliance on subcontractors increases our costs related to quality assurance and inspections and potentially diminishes our brand identity with customers.

  We have a limited bonding capacity, which potentially limits our ability to simultaneously enter into bonded customer transactions.

        We typically must post a performance bond in connection with bidding for or performing large commercial alarm, access control or other related jobs. Currently, our maximum aggregate bonding capacity is $2.0 million. Each performance bond issued on our behalf reduces amounts available for the issuance of additional performance bonds. Accordingly, we cannot accept jobs which require that we post performance bonds in excess of our then available capacity, which could adversely affect our business.

  We rely on technology that may become obsolete.

        Our monitoring services depend upon the technology (hardware and software) of security alarm systems. We may be required to upgrade or implement new technology, which could require significant capital expenditures. There can be no assurance that we will be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business.

  Most of our customers' alarm systems communicate with our monitoring center via Public Telephone Switched Network lines, or PTSN lines, provided by an incumbent local exchange carrier, which are losing market share to wireless and Internet-based means of communication.

        The number of PTSN lines provided by incumbent local exchange carriers decreased at about a 5% annual rate in 2004 and is projected to continue decreasing. While we offer alarm systems that can communicate signals to our central stations using various wireless and/or Internet-based communication technologies, such solutions are presently more expensive than traditional PTSN-based alarm communicators. Higher costs might reduce the market for new customers of alarm monitoring services, and the trend away from PTSN lines to alternatives may mean more existing customers will cancel service with us. In addition, such shifts to newer communications technologies may increase our costs for personnel training.

  We are dependent upon our senior management.

        The success of our business is largely dependent upon the active participation of our executive officers, who have extensive experience in the industry. As a result, we have entered into employment agreements with each of our executive officers. The loss of the services of one or more of such officers for any reason may have an adverse effect on our business.

  Due to a concentration of accounts in California and Florida, we are susceptible to environmental incidents that may negatively impact our results of operations.

        Almost one-third of our recurring monthly revenue is derived from subscribers located in California and Florida. A major earthquake, hurricane or some other environmental disaster in an area of high account concentration for us could disrupt our ability to serve those customers or render those customers uninterested in continuing to retain us to provide alarm monitoring services.

  The Westar sale transaction forced us to implement new financial and human resource systems.

        As a result of the sale transaction, we were forced to purchase our own accounting and human resource systems for our Protection One Monitoring segment and transition from the Westar accounting and human resource systems. This transition is ongoing, and we can give no assurances that these system conversions will be successful. If the transition is materially delayed or otherwise unsuccessful, it could have a material adverse impact on our financial condition and results of operations.

  We have incurred and will continue to incur increased costs as a result of recently enacted securities laws and regulations relating to corporate governance matters and public disclosure.

        The Sarbanes-Oxley Act of 2002 and the SEC rules implementing that Act have required changes in some of our corporate governance practices and may require further changes. These new rules and regulations have increased our legal and financial compliance costs and have made some activities, including the renewal of our director and officer liability insurance, more difficult, time-consuming or costly. These new rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors and qualified members of our management team.

        We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but we cannot predict or estimate the amount or timing of additional costs that we may incur to respond by these deadlines. Furthermore, we cannot be certain that we will be able to fully comply with the provisions of Section 404 of the Act regarding management's assessment of the effectiveness of the Company's internal control over financial reporting and the auditor's attestation to and report on both management's assessment and the effectiveness of the Company's internal control over financial reporting.

ITEM 2. PROPERTIES

        We maintain our executive offices at 1035 N. 3rd Street, Suite 101, Lawrence, Kansas 66044. We operate primarily from the following facilities, although we also lease office space for our approximately 64 field locations.

Location	Size (sq. ft.)	Lease/Own	Principal Purpose
Irving, TX	53,750	Lease	Multifamily monitoring facility/administrative headquarters/corporate legal center
Longwood, FL	20,000	Lease	Monitoring facility/administrative functions
Portland, ME	11,000	Lease	Monitoring facility/local branch
Lawrence, KS	15,000	Lease	Financial/administrative headquarters
Wichita, KS	50,000	Own	Monitoring facility/administrative functions
Wichita, KS	122,000	Own	Backup monitoring center/administrative functions

ITEM 3. LEGAL PROCEEDINGS

        Information on our legal proceedings is set forth in Item 8, Note 12 "Commitments and Contingencies" and Note 18 "Subsequent Events" of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        No matters were submitted to Protection One's stockholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price Information

        Our common stock was listed on the New York Stock Exchange under the symbol "POI" until the fourth quarter of 2003. Because our stock was trading below $1.00 (on a pre-reverse stock split basis), we did not meet listing requirements of the New York Stock Exchange. Since December 4, 2003, our stock has traded on the OTC Bulletin Board. The table below sets forth for each of the calendar quarters indicated the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange and the OTC Bulletin Board, as applicable. The quotations reflect inter- dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On February 8, 2005 we effectuated a one-share-for-fifty shares reverse stock split. On February 9, 2005, our common stock symbol changed from "POIX" to "PONN."

	High (a)	Low (a)
2003:
First Quarter	$100.50	$62.50
Second Quarter	79.50	49.00
Third Quarter	51.00	36.50
Fourth Quarter	58.50	7.50
2004:
First Quarter	$36.00	$13.00
Second Quarter	25.00	9.00
Third Quarter	15.00	6.00
Fourth Quarter	18.50	8.00

(a)
Stock prices presented give effect to the one-share-for-fifty shares reverse stock split on February 8, 2005.

Dividend Information

        Holders of Protection One common stock are entitled to receive only dividends declared by the board of directors from funds legally available for dividends to stockholders. We did not declare or pay any dividends for the years ending December 31, 2004 or 2003.

        The indentures governing the 8 1/8% senior subordinated notes due in 2009 and the Quadrangle credit facility restrict Protection One Alarm Monitoring's ability to pay dividends or to make other distributions to its corporate parent. Consequently, these agreements restrict our ability to declare or pay any dividend on, or make any other distribution in respect of, our capital stock.

Number of Stockholders

        As of March 10, 2005, there were approximately 828 stockholders of record who held shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information called for by the item relating to "Securities Authorized for Issuance Under Equity Compensation Plans" is set forth under that heading in Item 12, "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes to the financial statements of Protection One, which can be found in Item 8. All amounts are in thousands, except per share and customer data, unless otherwise noted.

	SELECTED CONSOLIDATED FINANCIAL DATA
	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000(a)
	(dollar amounts in thousands, except for per share and customer data)
Statements of operations data
Revenues	$269,259	$277,085	$290,580	$332,846	$423,489
Cost of revenues	101,579	102,205	113,158	119,074	147,036

Gross profit	167,680	174,880	177,422	213,772	276,453
Selling, general and administrative expenses	104,872	109,261	112,984	126,012	140,208
Change in control and restructuring costs	24,382	—	—	—	—
Amortization of intangibles and depreciation expense (b)	78,455	80,252	82,440	195,773	217,995
Other charges:
Loss on impairment of customer accounts (b)	—	—	338,104	—	—
Loss on impairment of goodwill (b)	—	—	103,937	—	—

Operating loss (b)	(40,029)	(14,633)	(460,043)	(108,013)	(81,750)
Interest expense	(44,398)	(40,101)	(43,023)	(51,737)	(60,353)
Gain (loss) on retirement of debt	(47)	—	19,337	53,043	75,804
Other income	147	2,829	602	125	297

Loss from continuing operations before income taxes (b)	(84,327)	(51,905)	(483,127)	(106,582)	(66,002)
Income tax benefit (expense) (b)	(239,579)	17,494	148,852	21,572	9,567

Loss from continuing operations before accounting change (b)	(323,906)	(34,411)	(334,275)	(85,010)	(56,435)
Loss from discontinued operations, net of taxes	—	—	(2,967)	(1,038)	(736)
Cumulative effect of accounting change, net of taxes
Continuing operations (b)	—	—	(541,330)	—	—
Discontinued operations (b)	—	—	(2,283)	—	—

Net loss (b)	$(323,906)	$(34,411)	$(880,855)	$(86,048)	$(57,171)

Net loss per share of common stock (c)	$(164.78)	$(17.53)	$(449.09)	$(40.80)	$(22.59)

Weighted average number of shares of common stock outstanding (c)	1,965,654	1,962,587	1,961,424	2,109,172	2,531,001
Consolidated balance sheet data
Working capital deficit	$(372,560)	$(148,957)	$(12,071)	$(2,834)	$(27,864)
Customer accounts, net	176,155	244,744	312,785	719,679	863,961
Goodwill, net (b)	41,847	41,847	41,847	763,449	823,663
Total assets	461,044	809,022	837,572	1,748,938	1,930,127
Long term debt, including capital leases, net of current portion	110,340	331,874	547,798	584,115	637,181
Total stockholders' equity (deficiency in assets)	(177,609)	146,174	168,147	1,061,776	1,177,455
Other operating data
Number of customers at end of period	1,030,113	1,048,320	1,073,698	1,133,323	1,330,980
Cash flows provided by operations	61,814	59,035	43,391	36,811	99,402
Cash flows provided by (used in) investment activities	(30,369)	(27,471)	(20,943)	(7,724)	120,191
Cash flows provided by (used in) financing activities	(14,120)	1,865	(24,950)	(27,879)	(223,764)

(a)
Includes results of the European segment (that was acquired between May and September 1998 and sold to Westar Industries on February 29, 2000) for the period it was owned by us.

(b)
See Item 8, Note 14 "Impairment Charges" for a discussion of impairment charges taken in 2002 and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Impairment Charges" for discussion of impairment charges to goodwill and customer accounts taken in 2002. See Item 8, Note 8 "Income Taxes" for a discussion of income tax treatment.

(c)
Loss per share and weighted average number of shares presented give retroactive effect to the one-share-for-fifty shares reverse stock split on February 8, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        In this section we explain our general financial condition and operating results, including:

  •
  what factors affect our business;

  •
  what our earnings and costs were in 2004, 2003 and 2002;

  •
  why these earnings and costs differed from year to year;

  •
  how our earnings and costs affect our overall financial condition;

  •
  what we expect our capital expenditures to be for the years 2005 through 2006;

  •
  how we plan to pay for these future capital expenditures; and

  •
  other items that materially affect our financial condition, liquidity or earnings.

        In February 2005, we completed a one-share-for-fifty-shares reverse stock split of our outstanding shares of common stock. All prior share and per share amounts included in this report give retroactive effect to the reverse stock split.

        As you read this section, please refer to our Consolidated Statements of Operations and Comprehensive Loss and accompanying notes found in Item 8. These statements show our operating results for 2004, 2003 and 2002. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Operations and Comprehensive Loss. We also suggest you read Item 1, "Business—Risk Factors" which will help your understanding of our financial condition, liquidity and operations.

Overview

        We are a leading national provider of security alarm monitoring services, providing installation, maintenance and electronic monitoring of alarm systems to single-family residential, commercial, multifamily and wholesale customers. We monitor signals originating from alarm systems designed to detect burglary, fire, medical, hold-up and environmental conditions, and from access control and CCTV systems. Most of our monitoring services and a large portion of our maintenance services are governed by multi-year contracts with our customers. These contracts are typically three to five years in duration for our Protection One Monitoring segment (formerly referred to as our North America segment) and five to ten years for our Network Multifamily segment, have automatic annual renewal provisions and provide us with RMR.

        Our business consists of two primary segments, Protection One Monitoring and Network Multifamily. Protection One Monitoring primarily provides residential and commercial electronic security system installations and alarm monitoring services directly to homeowners and businesses. Protection One Monitoring also provides wholesale alarm monitoring services to independent alarm companies. Network Multifamily provides electronic security system installation and alarm monitoring services to owners and managers of apartments, condominiums and other multifamily dwellings. We market our services to these customer segments through separate internal sales and installation branch networks.

        During the third quarter of 2002, we identified a new segment, Data Services, with the creation of Protection One Data Services, or PODS. As discussed in Item 8, Note 6 "Related Party Transactions," and in Item 8, Note 17 "Discontinued Operations," the operations of this segment were discontinued in the fourth quarter of 2002.

Sale of Company; Restructuring

  Sale of Stock by Westar

        On February 17, 2004, Westar Industries, Inc., a wholly owned subsidiary of Westar Energy, Inc., which we refer to collectively as Westar, sold approximately 86.8% of the issued and outstanding shares of the Company's common stock to POI Acquisition I, Inc., which is owned by POI Acquisition, LLC and Quadrangle Master Funding Ltd, affiliates of Quadrangle Group LLC, or Quadrangle. As part of the sale transaction, Westar Industries also assigned to Quadrangle its rights and obligations as the lender under an existing credit facility with us, which we now refer to as the Quadrangle credit facility. Quadrangle initially paid approximately $122.2 million to Westar as consideration for both the common stock and the Quadrangle credit facility, including accrued interest of $2.2 million, with approximately $1.7 million of the initial payment being consideration for the common stock. In addition, Westar received a right to additional consideration related to post-closing events, and on November 12, 2004, in connection with the Westar tax sharing settlement, which is described below, Quadrangle paid to Westar $32.5 million as additional consideration.

        The consummation of the sale of Westar's ownership interests in us ended our participation in the Westar consolidated tax group. We recorded a $285.9 million non-cash charge against our income in the first quarter of 2004 to establish a valuation allowance for deferred tax assets that we believed were not realizable because, except for amounts owed with respect to losses incurred prior to leaving the Westar consolidated tax group, we were no longer entitled to receive payments from Westar under the tax sharing agreement. Payments made to us by Westar under the tax sharing agreement had been an important source of liquidity for us.

  Restructuring

        We have improved our capital structure through a debt-for-equity exchange with Quadrangle and a tax sharing settlement with Westar and Quadrangle and by extending the maturity of the Quadrangle credit facility to August 15, 2005. In connection with the restructuring, we have retired an aggregate of approximately $194.0 million of our indebtedness that was outstanding on September 30, 2004, of which $152.9 million was outstanding on December 31, 2004. We are currently engaged in discussions to repay or refinance senior debt that matures in August 2005, but there can be no assurance that we will successfully complete such restructuring.

        General.    On November 12, 2004, we received proceeds of $73.0 million pursuant to a tax sharing settlement agreement with Westar, which settlement was facilitated by our contemporaneous execution of an exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of our common stock on a post-reverse stock split basis. Other aspects of the restructuring included a one-share-for-fifty-shares reverse stock split of our outstanding shares of common stock and the implementation of a management incentive plan. Other than the tax sharing settlement, the restructuring transactions closed in February 2005. Our December 31, 2004 balance sheet reflects the use of $14.5 million of the tax sharing settlement to reduce the Quadrangle credit facility and cancellation of $26.6 million of our 7 3/8% senior unsecured notes received from Westar.

        Debt-for-Equity Exchange.    On November 12, 2004, the Company entered into an exchange agreement with Quadrangle to restructure the debt under the Quadrangle credit facility. Upon the closing of the exchange agreement on February 8, 2005, Quadrangle reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120.0 million in exchange for 16 million shares of our common stock on a post-reverse stock split basis. The newly issued shares, together with the shares currently owned by Quadrangle, resulted in Quadrangle's owning approximately 97.3% of our common stock as of the closing of the debt-for-equity exchange. In connection with the closing, we also amended our certificate of incorporation, implemented a management incentive plan and entered into an amended and restated credit facility, stockholders agreement and registration rights agreement with Quadrangle.

        Amendment of Certificate of Incorporation.    In connection with the debt-for-equity exchange, following stockholder approval on February 8, 2005, we amended and restated our certificate of incorporation to provide for a one-share-for-fifty-shares reverse stock split of our outstanding shares of common stock, the elimination of our Series F and Series H preferred stock and an election not to be governed by Section 203 of the Delaware Corporation Law, which section potentially restricts transactions involving certain interested stockholders.

        Amendment of the Quadrangle Credit Facility.    Pursuant to the exchange agreement entered into in connection with the restructuring, Quadrangle agreed to extend the final maturity on the Quadrangle credit facility and to otherwise amend and restate the Quadrangle credit facility. The final maturity date under the amended and restated credit agreement is August 15, 2005, provided that the Company may elect to extend the maturity date to January 15, 2006 upon certification that no defaults or events of default then exist and payment of an extension fee of 1% of the total commitment outstanding on August 15, 2005.

        In addition, in connection with the restructuring, the Quadrangle credit facility was also amended and restated to include, among other things, the following:

  •
  interest rate increased to 700 basis points over the London Interbank Offered Rate (LIBOR), and a requirement, subject to certain restrictions, that all loans be in LIBOR, as opposed to base rate;

  •
  mandatory prepayment of 100% of net asset sale or debt proceeds or excess cash, if any, on a monthly basis, subject to our ability to maintain a minimum cash balance of $7.0 million plus (A) the aggregate amount of all accrued but unpaid interest under the Quadrangle credit facility, 8 1/8% senior subordinated notes, 13 5/8% senior subordinated discount notes and 7 3/8% senior unsecured notes as of the date of prepayment and (B) the aggregate amount of restricted cash (e.g., any cash necessary to secure letters of credit or maintain insurance);

  •
  assignment of loans or change of agent will not require consent of the Company, provided that any assignments must be in an amount not less than $1 million;

  •
  a one-time fee of $1.15 million, paid upon consummation of the debt-for-equity exchange in connection with the exchange and amendment of the Quadrangle credit facility; and

  •
  the removal of the letter of credit subfacility and elimination of the revolver feature, or the ability to reborrow a loan once repaid.

        Quadrangle also waived and released all defaults and events of default under the Quadrangle credit facility existing immediately prior to the consummation of the debt-for-equity exchange.

        Westar Tax Sharing Settlement.    On November 12, 2004, we entered into a tax sharing settlement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement, generally settled all of our claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction. Our execution of the exchange agreement with Quadrangle facilitated Quadrangle's and Westar's ability to agree upon the amount of, and accelerate the payment of, contingent payments that would be paid by Quadrangle to Westar under their purchase agreement and to otherwise settle claims between Quadrangle and Westar relating to the Westar sale transaction. Westar's ability to reach agreement with Quadrangle on these matters facilitated the settlement of our dispute with Westar over the tax sharing agreement and the delivery of the settlement payment from Westar to us on November 12, 2004.

        In accordance with the Westar tax sharing settlement, Westar, among other things, paid us approximately $45.9 million in cash and transferred to us a portion of our 7 3/8% senior unsecured notes, with aggregate principal and accrued interest of approximately $27.1 million, that had been held by Westar. We have cancelled the 7 3/8% senior unsecured notes that we received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of our indebtedness. We used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment and a $2.2 million interest payment on the Quadrangle credit facility, further reducing our outstanding indebtedness. Quadrangle paid $32.5 million to Westar as additional consideration relating to the Westar sale transaction.

        In addition to the $73.0 million that we received from Westar under the tax sharing settlement, we are also potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction. While these potential contingent payments, if any, could be significant, we are unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits. Due to this substantial uncertainty, we have not recorded any tax benefit with respect to any such potential contingent payments.

        The tax sharing settlement also provided for a mutual general release, except with respect to certain indemnification obligations pursuant to the purchase agreement between Quadrangle and Westar and certain alarm monitoring and other service agreements between the Company and Westar. In addition, Westar and POI Acquisition I, Inc. agreed to join in making Section 338(h)(10) elections under the Code. As part of the settlement, the parties mutually agreed to the purchase price allocation to be used for the election.

        Stockholders Agreement and Composition of Our Board of Directors.    In connection with the restructuring, we also entered into a stockholders agreement with Quadrangle. The stockholders agreement contains certain agreements with respect to our corporate governance following the restructuring, including, but not limited to, the composition of our board of directors. The parties to the stockholders agreement are generally required to use their reasonable best efforts to cause our board of directors to consist of five members immediately following the completion of the debt-for-equity exchange, comprised as follows:

  •
  three members designated by Quadrangle (two directors designated by POI Acquisition, LLC and one director designated by Quadrangle Master Funding Ltd);

  •
  our President and Chief Executive Officer, Richard Ginsburg; and

  •
  one independent director selected by a majority of the other directors.

        In connection with the closing of the debt-for-equity exchange, the size of our board of directors was increased to four directors, and David Tanner, Steven Rattner and Michael Weinstock, managing principals of Quadrangle, were appointed to the board. Ben M. Enis, a Company director since 1994, and James Q. Wilson, a Company director since 1996, resigned from the Board to accommodate these additions. Our President and Chief Executive Officer, Richard Ginsburg, continues to serve as a director. At our March 11, 2005 board meeting, Robert J. McGuire was appointed to our board as the independent director and was selected as chairman of the board's audit committee.

        In the event POI Acquisition, LLC or its permitted transferees owns less than 25% of our common shares issued and outstanding as of the restructuring, POI Acquisition, LLC shall have the right to designate one director instead of two. In the event either POI Acquisition, LLC or Quadrangle Master Funding Ltd owns less than 10% of our common shares issued and outstanding as of the restructuring, such entity will lose the ability to designate a member to our board of directors. If and for so long as POI Acquisition, LLC owns at least 40% of the outstanding shares of our common stock, it shall have the right to elect to increase the size of the board by one director, which it shall be entitled to designate.

        The stockholders agreement also contemplates that we will amend our bylaws following the restructuring to prevent us from voluntarily filing for bankruptcy, merging or consolidating with another entity until February 8, 2007 or from selling all or substantially all of our assets without the written consent of Quadrangle Master Funding Ltd. The stockholders agreement also includes voting agreements, certain restrictions on the transfer of our common stock, drag-along rights in favor of POI Acquisition, LLC and tag-along rights in favor of Quadrangle Master Funding Ltd, all upon customary terms and subject to certain customary exceptions (including exceptions for certain transfers among affiliates). In addition, the stockholders agreement provides the Quadrangle parties with the right to participate on a proportional basis in any future equity issuance by the Company, except for issuances pursuant to registered public offerings, business combination transactions or officer, employee, director or consultant arrangements.

        Registration Rights Agreement.    As a condition to the consummation of the debt-for-equity exchange, we entered into a registration rights agreement with POI Acquisition, LLC and Quadrangle Master Funding Ltd. The registration rights agreement provides, among other things, that we will register, upon notice, shares of our common stock owned by such parties. Under the registration rights agreement, POI Acquisition, LLC is permitted up to four demand registrations and Quadrangle Master Funding Ltd is permitted up to two demand registrations, subject to certain conditions described in the agreement. POI Acquisition, LLC and Quadrangle Master Funding Ltd also received piggyback registration rights whereby they shall have the opportunity to register their securities pursuant to any registration statement we may file in the future, subject to certain conditions. We are also obligated to pay certain of their expenses pursuant to the registration of their securities under the registration rights agreement.

        Repurchase of Outstanding 13 5/8% Senior Subordinated Discount Notes.    In connection with the restructuring and as required by the indenture governing our outstanding 13 5/8% senior subordinated discount notes, we initiated a change of control repurchase offer at 101% for our approximately $29.9 million of outstanding 13 5/8% senior subordinated discount notes due June 2005. We completed the repurchase of all of these notes on March 11, 2005.

  Management Incentive Plan; Retention Bonuses

        As a condition to the completion of the debt-for-equity exchange, we implemented a management incentive plan that included an equity investment opportunity for our executive officers, stock appreciation rights (SARs) for our senior executive officers and a new stock option plan.

        Equity Investment.    As part of the management incentive plan offered in connection with the restructuring, certain members of management invested an aggregate of $1.75 million and received an aggregate of 233,334 shares of common stock on a post-reverse stock split basis. Messrs. Ginsburg, Nevin, Pefanis, Williams and Griffin invested $600,000, $500,000, $250,000, $225,000 and $50,000, respectively, and received 80,000, 66,667, 33,333, 30,000 and 6,667 shares of common stock, respectively. The shares were purchased pursuant to a management shareholders' agreement entered into among the Company, Quadrangle and the management stockholder. The agreement contains tag-along, drag-along, piggyback registration rights and other provisions.

        Stock Appreciation Rights Plan.    Pursuant to the management incentive plan, Messrs. Ginsburg, Nevin, Pefanis, and Williams received an aggregate of approximately 798,473, 532,981, 465,111 and 199,618 SARs, respectively, on a post-reverse stock split basis. The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means Quadrangle's sale of at least 60% of its equity interest in us, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011. The exercise price of the SARs is $4.50 and increases by 9% per annum, which we refer to as the fixed return, compounded annually, beginning on February 8, 2006. If Quadrangle sells less than 60% of its equity interest in us, the exercise price applicable to an equivalent percentage of management's SARs would be based on the fixed return through the date of such sale. Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder of a SAR to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder's right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that the Company may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

        2004 Stock Option Plan.    The 2004 Stock Option Plan became effective upon the consummation of the debt-for-equity exchange on February 8, 2005. Under the 2004 Stock Option Plan, certain executive officers and selected management employees were granted options, which are subject to vesting, exercise and delivery restriction described below, to purchase an aggregate of 1,792,947 shares of common stock, on a post-reverse stock split basis, including 621,035, 388,147, 388,147, 199,618 and 10,000 options that were granted to Messrs. Ginsburg, Nevin, Pefanis, Williams and Griffin, respectively. The options initially granted under the plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale. Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of certain permissible distribution events (as defined in the SAR Plan) and (2) February 8, 2011, provided that if an option holder's right to receive stock is converted pursuant to the plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

        Retention Bonus Program.    Pursuant to the terms of their new employment agreements, Messrs. Ginsburg, Nevin, Pefanis, Williams, and Griffin were each entitled to receive two retention bonuses. We accrued $1.9 million as general and administrative expense in 2004 and an additional $0.2 million of expense in January 2005 for these retention bonuses. The first retention bonus was paid on January 5, 2005, and the second was paid in February 2005 upon the completion of the debt-for-equity exchange. Each retention bonus payment was equal to a specified percentage of each executive officer's annual base salary at the following rates: Richard Ginsburg-75.0%, Darius G. Nevin-72.5%, Peter J. Pefanis-67.5%, Steve V. Williams-67.5%, and J. Eric Griffin-50.0%.

Revised Business Strategy

        During the period 1997-1999, like many of our peers, we pursued an aggressive growth strategy through acquisitions of alarm companies and accounts from dealers. Our strategy required access to large amounts capital and resulted in a significant increase in our indebtedness. Due to regulatory issues between Westar and the KCC and our negative cash flow after investing activities, Westar began restricting our access to new capital in late 1999. As a result, we reduced our investment for creating new accounts and began withdrawing from the dealer market. At about the same time, our attrition, the rate of loss of customers, began to increase due to service issues arising from incomplete integration of acquisitions, account quality, and poaching by several former dealers. Consequently, our revenues and profitability declined in 2001.

        In mid-2001, a new management team was hired to turn around the business. Given our capital constrained environment, we focused on:

  •
  reducing direct costs of monitoring and related services and general and administrative costs;

  •
  reducing attrition; and

  •
  improving the efficiency of our customer acquisition activities.

        Our overall goal is to strengthen our leadership position in delivering security monitoring services and related installation services in principal markets across the United States in order to improve our returns on the capital we invest in creating and serving customers. Specific goals include (i) lowering attrition rates; (ii) reducing acquisition costs for each dollar of RMR created; (iii) increasing RMR additions, and (iv) increasing the efficiency of our monitoring and service activities. We plan to achieve these objectives by building upon our core strengths, including our national branch platform, our improving brand recognition, our internal sales force model and our highly skilled and experienced management team and workforce.

Other Significant Activities

  Net Loss

        We incurred a net loss of $323.9 million in 2004. This net loss includes a net income tax charge of $239.6 million primarily related to establishing a valuation allowance for our deferred tax assets and an after-tax expense of $25.8 million relating to the change in control and subsequent restructuring efforts, including expense of $3.5 million related to employee retention plans. The remaining net loss of $58.4 million reflects a decline in revenue, substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness.

  Payment of Change in Control Expenses, Debt Restructuring Expenses and-Related Bonuses

        In order to retain the services of numerous employees who, as a result of Westar's interest in exploring strategic alternatives for divesting its ownership interest in us, may have felt uncertain about our future ownership, management and direction, we entered into retention and severance arrangements in 2003 with approximately 190 employees to provide incentives for these employees to remain with us through the sales process. On October 31, 2003, we paid approximately $5.1 million to those employees who fulfilled their obligation related to the retention agreement. In 2003, we also incurred approximately $1.1 million in legal fees relating to Westar's sale of its interest in us.

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

        Upon the change in control on February 17, 2004, we also retained Houlihan Lokey Howard & Zukin Capital as our financial advisor for discussions regarding the restructuring with Quadrangle and certain holders of our publicly-held debt. We agreed to pay financial advisory and legal fees incurred on behalf of the holders of our publicly-held debt, and in 2004, we expensed approximately $8.2 million for such fees. In February 2005, upon consummation of the restructuring, we paid an additional $6.4 million in fees to these professionals, including approximately $5.6 million in success fees.

        In order to retain the services of senior management and selected key employees who may have felt uncertain about our future ownership and direction due to the discussions with our creditors regarding the restructuring of our indebtedness, our board of directors authorized senior management in June 2004 to implement a new key employee retention plan. The new retention plan applied to approximately 30 senior managers and selected key employees and provided incentives for such individuals to remain with the Company through the restructuring. These new retention agreements superseded and replaced previous retention agreements which provided additional severance upon a change in control. The aggregate payout under the plan was approximately $3.9 million of which approximately $3.5 million was accrued for and approximately $0.7 million was paid as of December 31, 2004. The remaining $3.2 million was paid in January and February of 2005.

  Write Down of Deferred Tax Assets

        Prior to Westar's sale of its interest in us, we had a pro-rata tax sharing agreement with Westar Energy. Pursuant to this agreement, Westar Energy made payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return. As a result of the February 17, 2004 sale transaction whereby Westar sold its investment in us, $285.9 million of our net deferred tax assets were not expected to be realizable, and we therefore recorded a non-cash charge against income in the first quarter of 2004 to establish a valuation allowance for these assets.

  Trade Credit Availability

        In April 2004, we renegotiated credit terms with some of our security equipment vendors resulting in reduced availability of trade credit in exchange for prompt payment discounts. As a result of these changes in terms, trade payables have been reduced by about $2.8 million since December 31, 2003.

  Bank Account Funding

        In June 2004, our bank notified us that, given our current financial condition, they would no longer be able to provide controlled disbursement services due to operational risks. The bank amended certain terms and conditions to segregate our disbursement accounts from the existing zero balance account structure, requiring us to fund the controlled disbursement accounts manually.

  New Software Implemented

        During 2003, we began the process of replacing our accounting, human resources, inventory management, fixed asset and accounts payable software for our Protection One Monitoring segment. Implementation of new software is required as a result of Westar's disposition of its investment in us. The human resources software was placed in service on August 17, 2004 and the accounting, inventory management, fixed asset and accounts payable software was placed in service on January 1, 2005. We have invested approximately $2.6 million for the implementation of the new software as of December 31, 2004 with an expected total investment of approximately $2.7 million.

  Push-Down Accounting

        We are currently evaluating whether we will be required to adopt a new basis of accounting as a result of Quadrangle's increased ownership following the debt-for-equity exchange. In accordance with SEC Staff Accounting Bulletin Topic 5J, we may be required to "push-down" Quadrangle's cost of acquiring its 97.3% interest in us to our assets and liabilities. If adopted, the "push-down" accounting adjustments will not impact our cash flows. The primary impact of the adjustments will be to the carrying values of certain long-term assets and liabilities as well as to shareholders' equity.

  Securities and Exchange Commission Inquiry

        The Staff of the Securities and Exchange Commission has inquired into the practices of Westar with respect to the restatement of its first and second quarter 2002 financial statements, announced in November 2002, and the related announcement that the 2000 and 2001 financial statements of Protection One and Westar would be re-audited. Since that time, we have received no further communications from the SEC regarding this matter and have no information that would indicate that the SEC Staff is actively pursuing its inquiry at this time. We have cooperated and intend to cooperate further with the Staff in connection with any additional information it may request.

Industry Metrics

  Recurring Monthly Revenue

        At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and recurring monthly revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.

        We had approximately $19.9 million, $20.1 million and $21.0 million of RMR revenue as of December 31, 2004, 2003, and 2002 respectively. The slowing rate of RMR decrease is a result of a reduction in the rate of decline of our customer base. Our customer base reflected a net loss of 18,207 customers during 2004 compared to a net loss of 25,378 customers during 2003 and a net loss of 59,625 customers during 2002. We expect we will continue to lose more accounts than we add until the efforts we are making to acquire new accounts and to reduce our rate of attrition become more successful than they have been to date. Net losses of customer accounts materially and adversely affect our business, financial condition and results of operations.

        We believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. Management monitors RMR, among other things, to evaluate our ongoing performance. The table below reconciles our RMR to revenues reflected on our consolidated statements of operations.

	Years Ended December 31,
	2004	2003	2002
	(dollar amounts in millions)
RMR at December 31	$19.9	$20.1	$21.0
Amounts excluded from RMR:
Amortization of deferred revenue	0.8	0.6	0.4
Other revenues (a)	1.7	2.1	2.6

Revenues (GAAP basis):
December	22.4	22.8	24.0
January—November	246.9	254.3	266.6

January—December	$269.3	$277.1	$290.6

(a)
Revenues that are not pursuant to monthly contractual billings.

        Our RMR includes amounts billable to customers with past due balances that we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customer at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

        The following table identifies RMR by segment and in total for the years indicated.

	Year Ended December 31
	2004			2003			2002
	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)
Beginning RMR balance (a)	$17,255	$2,834	$20,089	$18,239	$2,798	$21,037	$20,069	$2,840	$22,909
RMR retail additions	1,729	160	1,889	1,638	225	1,863	1,711	275	1,986
RMR retail losses	(2,146)	(213)	(2,359)	(2,624)	(185)	(2,809)	(3,302)	(257)	(3,559)
Price changes and other	222	14	236	(42)	(4)	(46)	(259)	(60)	(319)
Net change in wholesale RMR	52	—	52	44	—	44	20	—	20

Ending RMR balance	$17,112	$2,795	$19,907	$17,255	$2,834	$20,089	$18,239	$2,798	$21,037

(a)
Beginning RMR balance includes $850, $806 and $786 wholesale customer RMR for 2004, 2003 and 2002, respectively, in both the Protection One Monitoring segment and in total. Our Network Multifamily segment RMR does not contain wholesale customers.

        The table below reconciles our recurring monthly revenue by segment to revenues reflected in our segment results of operations.

	Year Ended December 31
	2004			2003			2002
	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)
RMR at December 31	$17.1	$2.8	$19.9	$17.3	$2.8	$20.1	$18.2	$2.8	$21.0
Amounts excluded from RMR:
Amortization of deferred revenue	0.6	0.2	0.8	0.5	0.1	0.6	0.3	0.1	0.4
Other revenues (a)	1.6	0.1	1.7	1.8	0.3	2.1	2.4	0.2	2.6

Revenues (GAAP basis):
December	19.3	3.1	22.4	19.6	3.2	22.8	20.9	3.1	24.0
January—November	212.2	34.7	246.9	219.4	34.9	254.3	231.6	35.0	266.6

January—December	$231.5	$37.8	$269.3	$239.0	$38.1	$277.1	$252.5	$38.1	$290.6

(a)
Revenues that are not pursuant to monthly contractual billings.

  Monitoring and Related Services Margin

        In each of the last three years, monitoring and related service revenues comprised over 92% of our total revenues. As a result of our declining customer base, these revenues have been decreasing, as have the associated cost of monitoring and related services revenues. The rate of revenue decline has slowed, however, while the gross margin as a percentage of revenues has been increasing. The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods.

	Year Ended December 31,
	2004	2003	2002
	(dollar amounts in thousands)
Monitoring and related services revenues	$247,498	$256,266	$270,854
Cost of monitoring and related services revenues	69,598	73,205	78,635

Gross margin	$177,900	$183,061	$192,219

Gross margin %	71.9%	71.4%	71.0%

  Attrition

        Customer attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base and for accounts, which are covered under a purchase price holdback and are "put" back to the seller. We reduce the gross accounts lost during a period by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. Adjustments to lost accounts for purchase holdbacks have been decreasing because we have not been purchasing accounts in the types of transactions that create holdbacks, and in 2004, no adjustments for holdbacks were necessary. We do not reduce the gross accounts lost during a period by "move in" accounts, which are accounts where a new customer moves into the premises equipped with the Company's security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a premise monitored by a competitor requests that we provide monitoring services.

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

        Customer attrition by business segment for the years ended December 31, 2004, 2003 and 2002 is summarized below:

	Customer Account Attrition
	December 31, 2004		December 31, 2003		December 31, 2002
	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
Protection One Monitoring (a)	7.8%	8.5%	10.3%	10.5%	14.0%	13.1%
Protection One Monitoring, excluding wholesale (a)	12.3%	12.9%	14.6%	14.5%	14.2%	16.2%
Network Multifamily	7.1%	6.4%	6.5%	5.8%	7.2%	6.6%
Total Company (a)	7.6%	7.8%	9.1%	9.0%	11.9%	11.2%

(a)
Does not include the Canguard operation, which we sold in July 2002.

        Attrition decreased in our Protection One Monitoring segment in 2004 compared to 2003 for a variety of reasons, including:

  •
  a focus by our sales force on obtaining high quality customers;

  •
  an increase in the investment required by customers to purchase our systems;

  •
  an emphasis on customer service and attrition reduction by branch and monitoring center personnel;

  •
  the passage of time from the end of the dealer program; and

  •
  legal action taken against competitors who illegally solicit our customers.

        Attrition increased slightly in the Network Multifamily segment primarily due to the cancellation for nonpayment of one large developer's properties.

        The table below shows the change in our total company customer base including customer additions and attritions from 2004 to 2002.

	Year Ended December 31,
	2004	2003	2002 (1)
Beginning Balance, January 1	1,048,320	1,073,698	1,133,323
Additions	68,687	76,226	71,706
Customer losses from dispositions	—	—	(1,362)
Customer losses not guaranteed with holdback put backs	(81,162)	(95,905)	(123,426)
Customer losses guaranteed with holdback put backs and other	(5,732)	(5,699)	(6,543)

Ending Balance, December 31,	1,030,113	1,048,320	1,073,698

(1)
Excludes customer base from our Canadian operations which were sold in June 2002.

Sources of Revenue

        For both Protection One Monitoring and Network Multifamily, revenue is primarily generated from providing monitoring services. Monitoring revenue for residential, commercial and multifamily segments is generated based on contracts that we enter into with our customers. The typical initial contract term is three to five years for Protection One Monitoring customers and five to ten years for Network Multifamily customers, with automatic renewal provisions (the renewal terms are longer in the case of Network Multifamily). Many of our residential and commercial contracts require us to provide additional services, such as maintenance services, generating incremental revenue for us. Other revenue consists primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers.

Costs of Revenue; Expenses

        Monitoring and related services costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Other costs of revenues consist primarily of equipment and labor charges to install alarm systems, closed circuit television systems, fire alarms and card access control systems sold to our customers.

        Selling expenses include employee compensation, benefits and recruiting for our internal sales force, advertising, customer signage, marketing materials, trade show expense, and amortization of previously deferred selling costs. General and administrative expenses include lease expenses on office space, computers and other office equipment, telecommunications, costs of debt collection efforts, advertising, employee compensation and benefits, professional service fees and other miscellaneous expenses. Amortization of intangibles and depreciation includes amortization of purchased customer accounts as well as depreciation on property and equipment.

Critical Accounting Policies

        Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, goodwill, intangible assets, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Revenue and Expense Recognition

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

        Deferred system installation revenues for monitoring systems and upgrades to existing monitored systems are recognized over the estimated life of the customer utilizing an accelerated method for our residential and commercial customers and a straight-line method for our Network Multifamily customers. Deferred costs in excess of deferred revenues are recognized utilizing a straight-line method over the initial contract term, typically two to three years for Protection One Monitoring and five to ten years for Network Multifamily systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer. Therefore, a change in the estimated life of a customer pool would result in a change in the amount of previously deferred revenue that would be amortized to income but would also result in a similar change in the amount of previously deferred costs that are amortized to expense. For example, if we had determined as of January 1, 2004 that the estimated life of each pool should be shortened by one year, the amount of previously deferred revenue amortized to revenue in 2004 would have increased by approximately $0.7 million. Similarly, the amount of previously deferred cost of revenues would have increased by $0.7 million resulting in no net impact to gross profit.

        The table below reflects the impact of our accounting policy on the respective line items of the Statement of Operations for the years ended December 31, 2004, 2003 and 2002. The "Total amount incurred" line represents the current amount of billings that were made and the current costs that were incurred for the period. We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the Year Ended December 31,
	2004			2003			2002
	Revenues- other	Cost of revenues- other	Selling expense	Revenues- other	Cost of revenues -other	Selling expense	Revenues- other	Cost of revenues- other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$34,291	$39,207	$33,647	$32,494	$37,643	$34,439	$32,463	$41,485	$35,269
Amount deferred	(20,698)	(25,075)	(14,192)	(18,145)	(23,320)	(14,138)	(16,424)	(24,815)	(14,329)
Amount amortized	6,496	11,678	11,575	4,474	8,794	8,554	2,435	11,677	5,402

Amount included in Statement of Operations	$20,089	$25,810	$31,030	$18,823	$23,117	$28,855	$18,474	$28,347	$26,342

Network Multifamily segment:
Total amount incurred	$695	$3,421	$2,287	$922	$5,262	$2,714	$893	$6,382	$2,375
Amount deferred	(619)	(3,293)	(160)	(707)	(5,007)	(358)	(644)	(6,060)	(329)
Amount amortized	1,596	6,043	338	1,781	5,628	306	1,003	5,854	219

Amount included in Statement of Operations	$1,672	$6,171	$2,465	$1,996	$5,883	$2,662	$1,252	$6,176	$2,265

Total Company:
Total amount incurred	$34,986	$42,628	$35,934	$33,416	$42,905	$37,153	$33,356	$47,867	$37,644
Amount deferred	(21,317)	(28,368)	(14,352)	(18,852)	(28,327)	(14,496)	(17,068)	(30,875)	(14,658)
Amount amortized	8,092	17,721	11,913	6,255	14,422	8,860	3,438	17,531	5,621

Amount reported in Statement of Operations	$21,761	$31,981	$33,495	$20,819	$29,000	$31,517	$19,726	$34,523	$28,607

Valuation of Customer Accounts and Goodwill

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

        We have $41.8 million of goodwill at December 31, 2004 associated with our Network Multifamily reporting unit. We established July 1 as our annual impairment testing date for goodwill and completed our annual impairment testing during the third quarter of 2004. We determined that no additional impairment of goodwill was required as of July 1, 2004. Our Protection One Monitoring segment has no goodwill and, therefore, did not require testing as of July 1, 2004. See "—Impairment Charges" below for a discussion of the impairment recorded on these assets in the first quarter of 2002 pursuant to the adoption of new accounting standards. No impairment charge was recorded in 2003 or 2004.

  Customer Account Amortization

        The choice of an amortization life and method is based on our estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life. Amortization methods and selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue. We periodically use an independent appraisal firm to perform lifing studies on our customer accounts to assist us in determining appropriate lives of our customer accounts. These reviews are performed specifically to evaluate our historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience. We have identified the following three distinct pools of customer accounts, each of which has distinct attributes that effect differing attrition characteristics. For the Protection One Monitoring pool, the results of the lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimate revenue stream from these customer pools. We switch from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

        Our amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
Protection One Monitoring:
• Acquired Westinghouse Customers	Eight-year 120% declining balance (a)
• Other Customers	Ten-year 135% declining balance
Network Multifamily	Nine-year straight-line

(a)
The Westinghouse customer pool is fully amortized as of December 31, 2004.

        The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts. The report showed our Protection One Monitoring customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of nine years. Our Network Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of ten years. Taking into account the results of the lifing study and the inherent expected declining revenue streams for Protection One Monitoring and Network Multifamily, in particular during the first five years, we adjusted the amortization of customer accounts for our Protection One Monitoring and Network Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues.

        In the first quarter of 2002, we changed the amortization rate for our Protection One Monitoring pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method. The change to this 10 year 135% accelerated method provides for a better matching to the declining revenue stream, in particular during the first five years, when the year over year decline is greatest and a significant portion of the revenue stream is expected to be received. For the Network Multifamily pool we will continue to amortize on a straight-line basis, utilizing a shorter nine year life. The change to the nine year life straight-line method provides for a better matching to the declining revenue stream, in particular during the first five years, when the decline is greatest and a significant portion of the revenue stream is expected to be received. We accounted for these amortization changes prospectively beginning January 1, 2002, as a change in estimate. These changes in estimates increased amortization expense for the year ended December 31, 2002 on a pre-tax basis by approximately $1.3 million and on an after tax basis by approximately $0.8 million. The change in estimate had no significant impact on reported earnings per share.

        We recorded approximately $68.6 million of customer account amortization in each of the years 2004 and 2003 and $68.9 million in 2002. This amount would change if we changed the estimated life or amortization rate for customer accounts. For example, if we had determined that the estimated remaining life as of January 1, 2004 of each customer pool should be reduced by one year, the amortization expense would have been approximately $84.6 million in 2004.

  Income Taxes

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

        We previously had a tax sharing agreement with Westar, pursuant to which Westar made payments to us for current tax benefits utilized by Westar in its consolidated tax return irrespective of whether we would realize these current benefits on a separate return basis. As of December 31, 2003, other than for net operating loss carryforwards, no valuation allowance had been established because the tax sharing agreement utilized a parent company down approach in the allocation of income tax expense among members of the consolidated tax group and, consistent with that approach, no valuation allowance had been allocated to us.

        Due to Westar's sale of its interest in us in the first quarter of 2004, except for amounts owed with respect to losses we incurred prior to leaving the Westar consolidated tax group, we are no longer entitled to receive tax sharing payments from Westar. We determined that most of our deferred tax assets would not be realizable, and we recorded a non-cash charge to income in the first quarter of 2004 in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of net deferred tax assets determined not to be realizable. See "—Liquidity and Capital Resources—Tax Matters" and "—Sale of Company; Restructuring—Westar Tax Sharing Settlement."

  Impairment Charges

        Effective January 1, 2002, we adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 142 established new standards for accounting for goodwill. To implement the standards, we engaged an independent appraisal firm to help us estimate the fair values of goodwill and customer accounts. Based on this analysis, we recorded a net charge of approximately $765.2 million in the first quarter of 2002. The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(dollar amounts in millions)
Protection One Monitoring Segment:
Impairment charge—continuing operations	$509.4	$338.1	$847.5
Impairment charge—discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)

Net charge	$446.6	$221.6	$668.2

Network Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)

Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)

Net charge	$543.6	$221.6	$765.2

        Another impairment test was completed by us as of July 1, 2002 (the date selected for our annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of our reporting units, and no impairment was indicated. After regulatory actions (see Item 8, Note 6 "Related Party Transactions"), including Kansas Corporation Commission Order No. 55, which prompted Westar to advise us that it intended to dispose of its investment in us, we retained the independent appraisal firm to perform an additional valuation of our reporting units, so we could perform an impairment test as of December 31, 2002. The order limited the amount of capital Westar Energy could provide to us which increased our risk profile. Therefore, we reevaluated our corporate forecast, reducing the amount of capital invested over our forecast horizon and lowered our base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than our July 1, 2002 valuation. In December 2002, we recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of our Protection One Monitoring segment.

        The first quarter of 2002 impairment charge for goodwill is reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts and the subsequent impairment charge for goodwill are reflected in the consolidated statements of operations as an operating cost. These impairment charges reduced the recorded value of these assets to their estimated fair values at January 1, 2002 and December 31, 2002.

        A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit estimated above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge. However, as a result of the February 17, 2004 sale transaction whereby Westar sold its investment in us, $285.9 million of our net deferred tax assets were not expected to be realizable, and we therefore recorded a non-cash charge against income in the first quarter of 2004 to establish a valuation allowance for these assets.

Results of Operations

  Protection One Consolidated

        For the years ended December 31, 2004, 2003 and 2002, we incurred consolidated net losses of $323.9 million, $34.4 million and $880.9 million, respectively, or losses per share of common stock (on a post-reverse split basis) of $164.78, $17.53 and $449.09, respectively. The loss in 2004 includes net income tax expense of $239.6 million primarily due to a valuation allowance established on our deferred tax assets and also includes $24.4 million in change in control and debt restructuring transaction-related costs and $3.5 million in retention bonuses.

        Revenues have declined since 1999 primarily due to a decreasing customer base. However, the rate of decline has decreased from 12.7% in 2002 to 4.6% in 2003 to only 2.8% in 2004, and our monitoring and related services margin as a percentage of related revenues has improved from 71.0% in 2002 to 71.4% in 2003 to 71.9% in 2004. Selling costs increased $2.0 million in 2004 due to our continued focus on improving our ability to generate new customers through our internal sales force, while general and administrative expenses decreased $6.4 million primarily due to decreased insurance premiums and a reduction in retention bonus expense, which was $5.0 million in 2003 compared to $3.5 million in 2004. Interest expense in 2004 increased $4.3 million primarily due to increasing interest rates of certain market indices that are used to determine the interest rate on the Quadrangle credit facility.

  Protection One Monitoring

        We present the table below to show how Protection One Monitoring's operating results have changed over the past three years. Next to each year's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Year Ended December 31,
	2004		2003		2002
	(dollar amounts in thousands)
Revenues
Monitoring and related services	$211,424	91.3%	$220,176	92.1%	$234,030	92.7%
Other	20,089	8.7	18,823	7.9	18,474	7.3

Total Revenues	231,513	100.0	238,999	100.0	252,504	100.0

Cost of revenues
Monitoring and related services	61,762	26.7	64,803	27.1	70,325	27.8
Other	25,810	11.1	23,117	9.7	28,347	11.2

Total cost of revenues	87,572	37.8	87,920	36.8	98,672	39.0

Gross profit	143,941	62.2	151,079	63.2	153,832	61.0

Operating Expenses
Selling expenses	31,030	13.4	28,855	12.1	26,342	10.4
General and administrative expenses (a)	61,096	26.4	66,611	27.9	73,149	29.0
Change in control and debt restructuring costs	22,839	9.9	—	—	—	—
Amortization of intangibles and depreciation expense	73,560	31.8	75,335	31.5	77,173	30.6
Loss on impairment of customer accounts (b)	—	—	—	—	338,104	133.9
Loss on impairment of goodwill (b)	—	—	—	—	103,937	41.2

Total operating expenses	188,525	81.5	170,801	71.5	618,705	245.1

Operating loss	$(44,584)	(19.3)%	$(19,722)	(8.3)%	$(464,873)	(184.1)%

(a)
Includes $3.0 million, $7.0 million, and $6.0 million of corporate expenses for 2004, 2003 and 2002, respectively.

(b)
Refer to "—Critical Accounting Policies—Impairment Charges," above, and Item 8, Note 14 "Impairment Charges" for discussion relating to the impairment charges.

        2004 Compared to 2003.    We had a net decrease of 12,888 customers in 2004, as compared to a net decrease of 31,295 customers in 2003. This decline is the primary reason for the $7.5 million decline in revenues in 2004. The average customer base was 706,047 for 2004 compared to 728,139 for 2003. Although our net customers decreased for the year, attrition decreased in 2004 compared to 2003 for a variety of reasons including:

  •
  a focus by our sales force on obtaining high quality customers;

  •
  an increase in the investment required by customers to purchase our systems;

  •
  an emphasis on customer service and attrition reduction by branch and monitoring center personnel;

  •
  the passage of time from the end of the dealer program; and

  •
  legal action taken against competitors who illegally solicit our customers.

        We expect that the decline in our customer base will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date. Net losses of customer accounts materially and adversely affect our financial condition and results of operations. We are currently focused on reducing attrition, developing cost effective marketing programs to replace revenue decline from attrition, and improving margins, as well as generating positive cash flow. We are also susceptible to macroeconomic downturns that may affect our ability to retain our customers.

        Further analysis of the change in the Protection One Monitoring customer account base is shown in the table below.

	2004	2003	2002
Beginning Balance, January 1,	712,491	743,786	806,774
Additions	52,584	51,181	46,777
Customer losses from dispositions	—	—	(1,362)
Customer losses not guaranteed with holdback put backs	(59,740)	(76,777)	(101,860)
Customers losses guaranteed with holdback put backs and other	(5,732)	(5,699)	(6,543)

Ending Balance, December 31,	699,603	712,491	743,786

Twelve month trailing attrition	8.5%	10.5%	13.1%

        Monitoring and related service revenues for 2004 decreased 4.0% compared to 2003. The decrease is primarily due to the decline in our customer base, which decreased for the reasons discussed above. The rate of decrease in monitoring and related services revenues slowed compared to the rate of decrease in 2003 of 5.9% primarily due to improvements in attrition rates and partially due to rate increases for monitoring services. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

        Other revenues for 2004 increased 6.7% compared to 2003 primarily due to an increase in the amortization of previously deferred revenues of approximately $2.0 million, partially offset by a reduction in commercial sales of $0.6 million. These revenues consist primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers as well as amortization of previously deferred revenues.

        Cost of monitoring and related services revenues for 2004 decreased 4.7% compared to 2003. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease is primarily due to the decline in our customer base, which resulted in a decrease in service expense of $1.9 million and a decrease in monitoring expense of $1.1 million. Costs of monitoring and related services revenues as a percentage of the related revenues decreased from 29.4% in 2003 to 29.2% in 2004.

        Cost of other revenues for 2004 increased 11.6% compared to 2003. These costs consist primarily of equipment and labor charges to install alarm systems, CCTV systems, fire alarms and card access control systems sold to our customers and amortization of installation costs previously deferred. The increase is primarily due to an increase in amortization of deferred customer acquisition costs of $2.9 million.

        Selling expenses for 2004 increased 7.5%. The increase is due to our continued efforts to generate new customers through an internal sales force by building the necessary sales support. As our internal sales force increases its generation of new customers, the amount of direct and incremental selling costs that are deferred also increases. These deferred selling costs are amortized to selling expense over a customer's initial contract term, typically a two to three year period, which resulted in an aggregate increase of $3.0 million in amortization of selling expense.

        General and administrative expenses for 2004 decreased 8.3% compared to 2003. This decrease is generally the result of a $2.1 million decrease in premiums to insurance companies related to our director and officer liability policies and a $3.9 million decrease in administrative and general salaries and related benefit expenses primarily related to a reduction in retention plan expense in 2004 and a decrease in medical and dental plan expense. As a percentage of total revenues, general and administrative expenses decreased from 27.9% in 2003 to 26.4% in 2004.

        Change in control and debt restructuring expenses for 2004 include expenses for legal and financial advisors related to the sale of us by Westar and debt restructuring expenses incurred subsequent to the sale, as well as change in control payments resulting from the sale.

        Amortization of intangibles and depreciation expense for 2004 decreased 2.4% compared to 2003. This decrease reflects a reduction in customer amortization of $0.1 million and a decrease in depreciation expense of $1.7 million primarily due to a decrease in the amount of capital purchases from the level of purchases in 1999 and 2000, which assets are becoming fully depreciated.

        2003 Compared to 2002.    We had a net decrease of 31,295 customers in 2003, as compared to a net decrease of 62,988 customers in 2002. This decline is the primary reason for the $13.5 million decline in revenues in 2003. The average customer base was 728,139 for 2003 compared to 775,280 for 2002. Although our net customers decreased for the year, attrition decreased in 2003 compared to 2002 for a variety of reasons including:

  •
  a focus by our sales force on obtaining high quality customers;

  •
  an increase in the investment required by customers to purchase our systems;

  •
  an emphasis on customer service and attrition reduction by branch and monitoring center personnel; and

  •
  legal action taken against competitors who illegally solicit our customers.

        We expect that the decline in our customer base will continue until the efforts we are making to acquire new accounts and reduce attrition become more successful than they have been to date. Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our financial condition and results of operations. We are currently focused on reducing attrition, developing cost effective marketing programs to replace revenue decline from attrition, and improving margins, as well as generating positive cash flow. We are also susceptible to macroeconomic downturns that may affect our ability to retain our customers.

        Monitoring and related service revenues for 2003 decreased 5.9% compared to 2002. The decrease is primarily due to the decline in our customer base which decreased for the reasons discussed above.

These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

        Other revenues for 2003 increased slightly compared to 2002 primarily due to an increase in the amortization of previously deferred revenues of approximately $2.0 million, partially offset by a reduction in commercial sales of $1.8 million. These revenues consist primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers as well as amortization of previously deferred revenues.

        Cost of monitoring and related services revenues for 2003 decreased 7.9% compared to 2002. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. The decrease is primarily due to the decline in our customer base which resulted in a decrease in service expense of $3.6 million and a decrease in monitoring expense of $1.9 million. Costs of monitoring and related services revenues as a percentage of the related revenues decreased from 30.0% in 2002 to 29.4% in 2003.

        Cost of other revenues for 2003 decreased 18.4% compared to 2002. These costs consist primarily of equipment and labor charges to install alarm systems, CCTV systems, fire alarms and card access control systems sold to our customers. The decrease is primarily due to a decrease in amortization of deferred customer acquisition costs of $2.9 million and a decrease in the cost of commercial sales of $2.2 million, which corresponds to the decrease in commercial sales revenue discussed above.

        Selling expenses for 2003 increased 9.5%. The increase is due to our increased efforts to generate new customers through an internal sales force by building the necessary sales support. As our internal sales force increases its generation of new customers, the amount of direct and incremental selling costs that are deferred also increases. These deferred selling costs are amortized to selling expense over a customer's initial contract term, typically a two to three year period, which resulted in an aggregate increase of $3.2 million in amortization of selling expense.

        General and administrative expenses for 2003 decreased 8.9% compared to 2002. This decrease is generally comprised of a $3.6 million decrease in management fees due to termination of a management services agreement with Westar Industries, $3.5 million decrease in bad debt expense primarily due to increased collection efforts and a decline in revenues, reductions in outside services of $1.5 million primarily due to completion of system integration projects, $1.4 million decrease in equipment leases due to purchase of computer equipment as opposed to leasing in prior years, $1.3 million decrease in office supplies, and $1.1 million decrease in corporate advertising due to a decrease in our national sponsorships. Severance and relocation costs decreased $4.2 million primarily due to fewer facility closures in 2003. These decreases were partially offset by an increase of $7.4 million in wages and benefits related to our retention bonus payout of $4.5 million and an increase in short term incentive payments of $1.9 million combined with a $3.0 million increase in insurance premiums for our director and officer liability insurance. As a percentage of total revenues, general and administrative expenses decreased from 29.0% in 2002 to 27.9% in 2003.

        Amortization of intangibles and depreciation expense for 2003 decreased 2.4%. This decrease reflects a reduction in customer amortization of $0.3 million and a decrease in depreciation expense of $1.5 million primarily due to a decrease in the amount of capital purchases from the level of purchases in 1999 and 2000, which assets are becoming fully depreciated.

Network Multifamily

        We present the table below to show how the Network Multifamily operating results have changed over the past three years. Next to each year's results of operations, we provide the relevant percentage of total revenues so that comparisons about the relative change in revenues and expenses can be made.

	2004		2003		2002
	(dollar amounts in thousands)
Revenues
Monitoring and related services	$36,074	95.6%	$36,090	94.8%	$36,824	96.7%
Other	1,672	4.4	1,996	5.2	1,252	3.3

Total revenues	37,746	100.0	38,086	100.0	38,076	100.0

Cost of revenues
Monitoring and related services	7,836	20.8	8,402	22.1	8,310	21.8
Other	6,171	16.3	5,883	15.4	6,176	16.2

Total cost of revenues	14,007	37.1	14,285	37.5	14,486	38.0

Gross profit	23,739	62.9	23,801	62.5	23,590	62.0

Operating Expenses
Selling expense	2,465	6.5	2,662	7.0	2,265	6.0
General and administrative expense (a)	10,281	27.2	11,133	29.2	11,228	29.5
Change in control and debt restructuring costs	1,543	4.1	—	—	—	—
Amortization of intangibles and depreciation expense	4,895	13.0	4,917	12.9	5,267	13.8

Total operating expenses	19,184	50.8	18,712	49.1	18,760	49.3

Operating income	$4,555	12.1%	$5,089	13.4%	$4,830	12.7%

  (a)
  Includes $0.7 million, $1.8 million, and $1.2 million of corporate expenses for 2004, 2003, and 2002, respectively.

        2004 Compared to 2003.    We had a net decrease of 5,319 customers in 2004 compared to a net increase of 5,917 customers in 2003. The decrease in 2004 is primarily due to a reduction of added accounts of 8,942 or a 36% decrease from 2003 added accounts, which we attribute to a downturn in the multifamily industry and to the uncertainty of our restructuring efforts in 2004. The average customer base was 333,170 for 2004 compared to 332,871 for 2003. The change in the Network Multifamily account base is shown in the table below.

	2004	2003	2002
Beginning Balance, January 1	335,829	329,912	326,549
Additions	16,103	25,045	24,929
Customer losses	(21,422)	(19,128)	(21,566)

Ending Balance, December 31,	330,510	335,829	329,912

Twelve month trailing attrition	6.4%	5.8%	6.6%

        Monitoring and related services revenue for 2004 remained consistent with 2003. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service. A $0.4 million decrease in repair billings was offset by an increase in contract buyouts of $0.3 million and an increase in RMR related to the slightly higher average customer base in 2004.

        Other revenues for 2004 decreased 16.2% compared to 2003 primarily due to a $0.2 million decrease in the amortization of previously deferred revenue and a $0.1 million decrease in access control system sales revenue. These revenues consist primarily of amortization of previously deferred revenues associated with the sale of alarm systems and revenues from the sale of access control systems.

        Cost of monitoring and related service revenues for 2004 decreased 6.7% compared to 2003. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations. This decrease is the result of reduced field service costs of $0.5 million and lower employment costs of $0.1 million related to an employee retention plan in 2003. Cost of monitoring and related services revenues as a percentage of the related revenues decreased to 21.7% in 2004 from 23.3% in 2003.

        Cost of other revenues for 2004 increased 4.9% compared to 2003. These costs consist primarily of amortization of installation costs previously deferred and the costs to install access control systems. The costs increased primarily due to an increase of $0.4 million in amortization of deferred customer acquisition costs, partially offset by a $0.1 million decrease in access control system installation costs.

        Selling expenses for 2004 decreased 7.4% compared to 2003. This decrease is the result of a $0.2 million decline in employment costs related to an employee retention plan in 2003 and reduced advertising costs of $0.1 million.

        General and administrative expenses for 2004 decreased 7.7% compared to 2003. This decrease is primarily due to a $1.0 million decrease in management fees allocated from Protection One, lower legal costs of $0.3 million and reduced telecom costs of $0.2 million. These decreases were partially offset by increased liability insurance costs of $0.5 million. As a percentage of total revenues, general and administrative expenses decreased to 27.2% in 2004 from 29.2% in 2003.

        Change in control and debt restructuring expenses for 2004 include change in control payments made as a result of the sale by Westar.

        Amortization of intangibles and depreciation expense for 2004 remained consistent with 2003.

        2003 Compared to 2002.    We had a net increase of 5,917 customers in 2003 compared to a net increase of 3,363 customers in 2002. The average customer base was 332,871 for 2003 compared to 328,231 for 2002.

        Monitoring and related services revenue for 2003 decreased 2.0% compared to 2002. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service. This decrease is primarily due to a decline in our recurring monthly revenue per customer and reduced contract buyouts offset by an increase in the average customer base of 1.4%. The decline in the RMR per customer is primarily due to an increasing number of customer renewals, which provide for significant contract extensions at a reduced RMR, upon expiration of their primary contract terms.

        Other revenues for 2003 increased 59.4% compared to 2002 primarily due to a $0.8 million increase in the amortization of previously deferred revenues. These revenues consist primarily of amortization of previously deferred revenues associated with the sale of alarm systems and revenues from the sale of access control systems.

        Cost of monitoring and related service revenues for 2003 increased 1.1% compared to 2002. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations. The increase is primarily due to an increase in employment costs related to an employee retention bonus. Cost of monitoring and related services revenues as a percentage of the related revenues increased to 23.3% in 2003 from 22.6% in 2002.

        Cost of other revenues for 2003 decreased 4.7% compared to 2002. These costs consist primarily of amortization of installation costs previously deferred and the costs to install access control systems. The costs decreased primarily due to decreased amortization of deferred customer acquisition costs of $0.2 million.

        Selling expenses for 2003 increased 17.5% compared to 2002. The increase is due to an increase in employment costs related to employee retention bonuses, increased advertising costs and an increase in amortization of deferred selling expenses.

        General and administrative expenses for 2003 decreased slightly compared to 2002. This slight decrease is generally comprised of a $0.3 million decrease in legal costs, decreased liability insurance of $0.3 million, lower bad debt expense of $0.3 million, a $0.2 million decline in vehicle fleet maintenance, a decline in office supplies of $0.1 million and decreased telecommunications expenses of $0.1 million. These decreases were partially offset by an increase of $0.7 million in employment costs primarily related to our retention bonus and a $0.5 million increase in the management fee allocation from Protection One. As a percentage of total revenues, general and administrative expenses decreased to 29.2% in 2003 from 29.5% in 2002.

        Amortization of intangibles and depreciation expense for 2003 decreased 6.6% compared to 2002. This decrease reflects a reduction in customer amortization of $0.5 million primarily due to a reduction in customer intangibles related to the settlement and contract buyout in late 2002 of significant units under contract with one developer. This decrease was offset by an increase in depreciation expense of $0.2 million.

Liquidity and Capital Resources

        We have improved our capital structure by retiring an aggregate of approximately $194 million of our indebtedness since September 30, 2004, including $152.9 million retired subsequent to December 31, 2004, through a tax sharing settlement with Westar and Quadrangle, a debt-for-equity exchange with Quadrangle and by obtaining an extension to the maturity date of the Quadrangle credit facility. We are currently engaged in discussions to repay or refinance senior debt that matures in August 2005 and will seek to conclude a refinancing before the end of the second quarter. If we are successful in our refinancing efforts, with current levels of indebtedness and extended maturities, we expect to generate cash flow in excess of that required for operations and for interest payments. In addition, we continue to review our asset base to identify assets and branches that have low customer density and are not core to our operations. We may seek to divest such non-core assets and branches with the intention of using the proceeds from such sales to repay our indebtedness or reinvest in markets where there is an attractive growth opportunity. There can be no assurances, however, that we will complete any such refinancing or divestiture.

        On November 12, 2004, In accordance with the Westar tax sharing agreement settlement, Westar, among other things, paid us approximately $45.9 million in cash and transferred to us a portion of our 7 3/8 % senior unsecured notes, with aggregate principal and accrued interest of approximately $27.1 million, that had been held by Westar. We have cancelled the 7 3/8% senior unsecured notes that we received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of our indebtedness. We used a portion of the proceeds from the Westar tax sharing agreement settlement to make a $14.5 million principal payment and a $2.2 million interest payment on the Quadrangle credit facility, further reducing our outstanding indebtedness.

        On February 8, 2005, we reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120 million in exchange for 16 million shares of our common stock on a post-reverse stock split basis. In addition, we made a $3.0 million principal payment, further reducing our indebtedness. In connection with the restructuring, we also completed a change of control repurchase at 101% for our outstanding 13 5/8% senior subordinated discount notes. These transactions collectively reduced our debt total by approximately $194 million since September 30, 2004. See, "—Sale of Company; Restructuring" above for more information regarding the restructuring transactions.

        The final maturity of the Quadrangle credit facility has been extended and otherwise amended and restated. The final maturity date under the amended and restated credit agreement is August 15, 2005, provided that the Company may elect to extend the maturity date to January 15, 2006 upon certification that no defaults or events of default then exist and payment of an extension fee of 1% of the total commitment outstanding on August 15, 2005.

        Our long-term debt instruments contain restrictions based on "EBITDA." The definition of EBITDA varies between the indentures relating to our 8 1/8% senior subordinated notes and the Quadrangle credit facility. EBITDA is generally derived by adding to income (loss) before income taxes, interest expense and depreciation and amortization expense. However, under the varying definitions of EBITDA, various and numerous additional adjustments are sometimes required.

        The Quadrangle credit facility and the indenture relating to our 8 1/8% senior subordinated notes contain the following financial tests that must be satisfied in order for us to incur additional indebtedness, pay dividends, make loans or advances and sell assets.

Debt Instrument	Financial Covenant	Ratio as of 12/31/04
Quadrangle credit facility	Total consolidated debt/annualized most recent quarter EBITDA less than 5.75 to 1.0	5.55

	Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense greater than 2.10 to 1.0	2.05

8 1/8% senior subordinated notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0	5.39

        The $201.0 million outstanding as of December 31, 2004 under the Quadrangle credit facility was in default due to the change in control of Protection One consummated on February 17, 2004 and non-compliance with financial covenants. We had entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified defaults, and we agreed, among other things, that we could not borrow any additional amounts under the Quadrangle credit facility. In addition, in connection with the restructuring, the Quadrangle credit facility was also amended and restated to include, among other things, Quadrangle's waiver and release all defaults and events of default under the Quadrangle credit facility existing immediately prior to the consummation of the debt-for-equity exchange.

        These debt instruments also restrict our ability to pay dividends to stockholders. Our ability to comply with the ratios and the tests will be affected by events outside our control and there can be no assurance that we will continue to meet those tests. Failure to meet the tests would place additional restrictions on our ability to incur indebtedness. A violation of these restrictions would result in an event of default, which would allow the lenders to declare all amounts outstanding immediately due and payable.

  Cash Flow

        Operating Cash Flows for the Year Ended December 31, 2004.    Our operating activities provided net cash flows of $61.8 million in 2004 compared to $59.0 million in 2003, an increase of $2.8 million. The main reason for the increase was the receipt of $45.9 million in cash from Westar under the tax sharing settlement in 2004 compared to $20.0 million for tax sharing payments in 2003, partially offset by a $24.4 million increase in change in control and debt restructuring expenses.

        Investing Cash Flows for the Year Ended December 31, 2004.    We used a net $30.4 million for our investing activities in 2004. Proceeds from the sale of other assets provided cash of $0.4 million. We invested a net $21.4 million in cash to install and acquire new accounts and $9.3 million to acquire fixed assets. In 2003, we invested a net $24.3 million in cash to install and acquire new accounts and $7.4 million to acquire fixed assets. The sale of AV ONE to Westar in 2003 provided $1.4 million and the sale of other assets provided $2.9 million.

        Financing Cash Flows for the Year Ended December 31, 2004.    Financing activities used net cash flows of $14.1 million in 2004. We used cash to retire $14.5 million of our outstanding debt. At December 31, 2004, the Quadrangle credit facility had a weighted average annual interest rate before fees of 9.0% and an outstanding balance of $201.0 million. In 2003, we received $11.9 million for the sale of parent securities that were held as treasury and $0.5 million for the sale of our Protection One Europe trademark rights and made payments of $10.2 million on long-term debt.

        Capital Expenditures.    We made capital expenditures of approximately $30.7 million in 2004. Of such amount, we invested approximately $21.4 million in customer acquisition costs and $9.3 million for fixed assets. Assuming we have available funds, capital expenditures for 2005 and 2006 are expected to be approximately $33.1 million and $31.0 million, respectively. Of these amounts approximately $22.9 million and $24.2 million would be used for customer acquisition costs with the balance for fixed assets. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and possibly other items not presently anticipated will vary from these estimates during the course of the years presented.

        Tax Matters.    Due to Westar's sale of its interests in us in the first quarter of 2004 we are no longer entitled to receive tax sharing payments from Westar. We determined that most of our deferred tax assets would not be realizable, and we recorded a non-cash charge to income in the first quarter of 2004 in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of net deferred tax assets determined not to be realizable.

        For the year ended December 31, 2004, we recorded a federal tax benefit of $46.9 million as a result of the Westar tax sharing settlement described in "—Sale of Company; Restructuring—Westar Tax Sharing Settlement," and tax expense of $286.5 million from the valuation allowance and state tax expense, resulting in net income tax expense of $239.6 million. We are not expected to be in a position to record tax benefits for losses incurred in the future.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements at December 31, 2004.

Material Commitments

        We have future, material, long-term commitments made in the past several years in connection with our growth. The following reflects our commitments as of December 31, 2004:

	Payment Due by Period
At December 31, 2004:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollar amounts in thousands)
Contractual Obligations
Long-Term Debt Obligations (a)	$304,497	$194,157	$—	$110,340	$—
Interest Obligations on Long-Term Debt (b)	54,494	23,116	26,895	4,483	—
Success Fees (c)	5,570	5,570	—	—	—
Operating Leases Obligations	13,873	5,028	7,323	1,522	—
Purchase Obligations (d)	5,625	3,750	1,875	—	—

Total	$384,059	$231,621	$36,093	$116,345	$—

  (a)
  Payment due by period is based on maturity date without consideration of acceleration required in the event of default. See "—Liquidity and Capital Resources," for additional information.

  (b)
  Represents contractual interest obligations assuming all long-term debt obligations remain outstanding until maturity.

  (c)
  Represents success fees paid to financial consultants on February 8, 2005 upon completion of restructuring.

  (d)
  Contract tariff for telecommunication services.

        The table below shows our total commercial commitments and the expected expiration per period:

	Amount of Commitment Expiration Per Period
At December 31, 2004:
	Total	2005	2006-2007	2008-2009	Thereafter
	(dollar amounts in thousands)
Other Commercial Commitments
Line of credit	$201,000	$201,000	$—	$—	$—
Standby letters of credit	2,000	2,000	—	—	—
Interest on line of credit (a)	5,944	5,944

Total commercial commitments	$208,944	$208,944	$—	$—	$—

  (a)
  Represents contractual obligation after giving effect to the February 8, 2005 $120.0 debt-for-equity exchange, assuming an average interest rate of 9.6% and the remaining balance remains outstanding until the August 15, 2005 maturity date.

Credit Ratings

        As of March 10, 2005, our public debt was rated as follows:

	Senior Unsecured Debt	Senior Subordinated Unsecured Debt	Outlook
Watch
S & P	CC	C	Positive
Moody's	Caa2	Ca	Positive

        There are no covenants or restrictions in our indentures or other agreements that would be affected by a change in these ratings unless coupled with a change in control. Upon a change in control and the withdrawal of the rating of the notes or two ratings downgrades by one of certain specified rating agencies, provided that such withdrawal or downgrade occurs within 90 days after the date of public notice of the occurrence of a change in control or the intention to effect a change in control, the holders of our 7 3/8% senior unsecured notes and 8 1/8% senior subordinated notes have the option to redeem the respective notes at a price of 101% of par.

        In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to further downgrades, which make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risk relating to interest rates.

Interest Rate Exposure

        We have approximately $201.0 million of variable rate debt as of December 31, 2004. A 100 basis point change in the debt benchmark rate would impact pre tax income by approximately $2.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Protection One, Inc.:

        We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Protection One, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 "Going Concern and Management's Plan" to the consolidated financial statements, the Company's requirement to repay or refinance a significant amount of outstanding senior debt maturing in 2005, resulting in a deficiency in working capital, along with historical recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As described in Note 18, the Company completed a transaction subsequent to year end and is currently evaluating if it will result in the adoption of a new basis of accounting.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 15, 2005

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except for per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$52,528	$35,203
Restricted cash	926	1,810
Receivables, net	24,219	23,670
Inventories, net	5,228	6,221
Prepaid expenses	5,793	5,522
Related party tax receivable	—	26,088
Deferred tax assets	—	33,899
Other miscellaneous receivables	5,494	1,419

Total current assets	96,563	136,368
Property and equipment, net	31,152	31,921
Customer accounts, net	176,155	244,744
Goodwill	41,847	41,847
Deferred tax assets, net of current portion	—	252,411
Deferred customer acquisition costs	107,310	94,225
Other	8,017	7,506

Total Assets	$461,044	$809,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt, including $201,000 and $215,500 due to related party in 2004 and 2003, respectively	$395,417	$215,500
Accounts payable	2,266	5,041
Accrued liabilities	37,088	31,258
Due to related parties	335	273
Deferred revenue	34,017	33,253

Total current liabilities	469,123	285,325
Long-term debt, net of current portion	110,340	331,874
Deferred customer acquisition revenue	57,433	44,209
Other liabilities	1,757	1,440

Total Liabilities	638,653	662,848

Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 2,562,512 shares issued at December 31, 2004 and 2003 (see Note 17)	26	26
Additional paid-in capital	1,380,728	1,380,689
Accumulated other comprehensive income	162	78
Deficit	(1,523,913)	(1,200,007)
Treasury stock, at cost, 596,858 shares at December 31, 2004 and 2003	(34,612)	(34,612)

Total stockholders' equity (deficiency in assets)	(177,609)	146,174

Total Liabilities and Stockholders' Equity (Deficiency in Assets)	$461,044	$809,022

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Monitoring and related services	$247,498	$256,266	$270,854
Other	21,761	20,819	19,726

Total revenues	269,259	277,085	290,580
Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	69,598	73,205	78,635
Other	31,981	29,000	34,523

Total cost of revenues	101,579	102,205	113,158

Gross profit (exclusive of amortization and depreciation shown below)	167,680	174,880	177,422

Operating expenses:
Selling	33,495	31,517	28,607
General and administrative	71,377	77,744	84,377
Change in control and debt restructuring costs	24,382	—	—
Amortization and depreciation	78,455	80,252	82,440
Loss on impairment of customer accounts	—	—	338,104
Loss on impairment of goodwill	—	—	103,937

Total operating expenses	207,709	189,513	637,465

Operating loss	(40,029)	(14,633)	(460,043)
Other (income) expense
Interest expense	26,316	25,087	28,270
Related party interest	18,082	15,014	14,753
(Gain) loss on retirement of debt	47	—	(19,337)
Other	(147)	(2,829)	(602)

Loss from continuing operations before income taxes	(84,327)	(51,905)	(483,127)
Income tax (expense) benefit	(239,579)	17,494	148,852

Loss from continuing operations before accounting change	(323,906)	(34,411)	(334,275)
Loss from discontinued operations, net of taxes	—	—	(2,967)
Cumulative effect of accounting change, net of taxes
Continuing operations	—	—	(541,330)
Discontinued operations	—	—	(2,283)

Net Loss	$(323,906)	$(34,411)	$(880,855)

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	84	78	—
Unrealized gain on currency translation	—	—	863
Reclassification adjustment for losses included in sales of foreign operations	—	—	1,499

Comprehensive loss	$(323,822)	$(34,333)	$(878,493)

Net loss per common share, basic and diluted:
Loss from continuing operations per common share	$(164.78)	$(17.53)	$(170.43)
Loss from discontinued operations per common share	—	—	(1.51)
Cumulative effect of accounting change on continuing operations per common share	—	—	(275.99)
Cumulative effect of accounting change on discontinued operations per common share	—	—	(1.16)

Net loss per common share	$(164.78)	$(17.53)	$(449.09)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(323,906)	$(34,411)	$(880,855)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on retirement of debt	47	—	(19,337)
Loss on discontinued operations, net of taxes	—	—	2,967
Cumulative effect of accounting change, net of taxes	—	—	543,613
Loss on impairment of customer accounts	—	—	338,104
Loss on impairment of goodwill	—	—	103,937
Senior notes received in tax sharing settlement	(26,640)	—	—
Gain on sale of branch assets	(93)	(2,092)	(722)
Amortization and depreciation	78,455	80,252	82,440
Amortization of debt costs and premium	681	735	2,281
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenues	21,542	17,027	19,714
Deferred income taxes	286,309	8,469	(129,273)
Provision for doubtful accounts	729	774	4,566
Other	(69)	2	195
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(1,278)	1,637	5,262
Related party tax receivable	26,087	(5,343)	(19,090)
Other assets	(3,951)	(175)	(2,319)
Accounts payable	(3,139)	(683)	108
Deferred revenue	638	(2,577)	(4,426)
Other liabilities	6,402	(4,580)	(3,774)

Net cash provided by operating activities	61,814	59,035	43,391
Cash flows from investing activities:
Installations and purchases of new accounts	(14)	(311)	(1,653)
Deferred customer acquisition costs	(42,720)	(42,823)	(45,533)
Deferred customer acquisition revenue	21,317	18,852	17,068
Purchase of property and equipment	(9,323)	(7,450)	(8,056)
Purchase of parent company bonds	—	—	(67,492)
Proceeds from sale of parent company bonds	—	—	67,492
Sale (purchase) of AV One, Inc.	—	1,411	(1,378)
Proceeds from disposition of assets and sale of customer accounts	371	2,850	18,609

Net cash used in investing activities	(30,369)	(27,471)	(20,943)
Cash flows from financing activities:
Payments on long-term debt	(14,500)	(10,159)	(84,032)
Proceeds from long-term debt	—	—	44
Borrowings from revolving credit facility	—	—	78,000
Sale (purchase) of parent company stock held as treasury	—	11,940	(13,537)
Purchase of treasury stock	—	(3)	(2,178)
Proceeds from trademark licensing fees	160	450	—
Issuance costs and other	—	359	(1,941)
Funding from (payment to) parent	220	(722)	(1,306)

Net cash provided by (used in) financing activities	(14,120)	1,865	(24,950)

Net cash provided by discontinued operations	—	229	376

Net increase (decrease) in cash and cash equivalents	17,325	33,658	(2,126)
Cash and cash equivalents:
Beginning of period	35,203	1,545	3,671

End of period	$52,528	$35,203	$1,545

Cash paid for interest	$45,003	$40,989	$45,202

Cash paid for taxes, exclusive of benefits received from parent	$327	$296	$231

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

(Dollar amounts in thousands)

	Common Stock						Accumulated Other Comprehensive Income(Loss)
			Treasury Stock	Additional Paid -In Capital	Investment In Parent Securities			Total Stockholders' Equity
	Shares	Amount				Deficit
Common Stock
December 31, 2001	1,968,110	$26	$(32,431)	$1,382,696	$(1,413)	$(284,741)	$(2,361)	$1,061,776
Exercise of options and warrants	1,221	—	—	225	—	—	—	225
Shares issued-ESPP	9,796	—	—	377	—	—	—	377
Intercompany transactions	—	—	—	(22)	—	—	—	(22)
Unrealized loss-currency translation	—	—	—	—	—	—	2,361	2,361
Acquisition of treasury stock	(20,000)	—	(2,178)	—	—	—	—	(2,178)
Investment in parent securities	—	—	—	—	(13,537)	—	—	(13,537)
Net loss	—	—	—	—	—	(880,855)	—	(880,855)

December 31, 2002	1,959,127	$26	$(34,609)	$1,383,276	$(14,950)	$(1,165,596)	$—	$168,147
Exercise of options and warrants	3,572	—	—	170	—	—	—	170
Shares issued-ESPP	3,005	—	—	253	—	—	—	253
Unrealized gain-marketable securities	—	—	—	—	—	—	78	78
Acquisition of treasury stock	(50)	—	(3)	—	—	—	—	(3)
Investment in parent securities	—	—	—	(3,010)	14,950	—	—	11,940
Net loss	—	—	—	—	—	(34,411)	—	(34,411)

December 31, 2003	1,965,654	$26	$(34,612)	$1,380,689	$—	$(1,200,007)	$78	$146,174
Exercise of options and warrants	—	—	—	39	—	—	—	39
Unrealized gain-marketable securities	—	—	—	—	—	—	84	84
Net loss	—	—	—	—	—	(323,906)	—	(323,906)

December 31, 2004	1,965,654	$26	$(34,612)	$1,380,728	$—	$(1,523,913)	$162	$(177,609)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

        Protection One, Inc., referred to as Protection One or the Company, a Delaware corporation, is a publicly traded security alarm monitoring company. Protection One is principally engaged in the business of providing security alarm monitoring services, which includes sales, installation and related servicing of security alarm systems for residential and business customers. On February 17, 2004, the Company's former majority owner, Westar Industries, Inc., a Delaware corporation, referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc., which together with Westar Industries is referred to as Westar, sold approximately 87% of the issued and outstanding shares of the Company's common stock, par value $0.01 per share to POI Acquisition I, Inc., a wholly owned subsidiary of POI Acquisition, L.L.C. Both POI Acquisition, L.L.C. and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd, collectively referred to as Quadrangle. Westar retained approximately 1% of the Company's common stock, representing shares underlying restricted stock units granted to current and former employees of Westar. As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under the revolving credit facility to POI Acquisition, L.L.C. Quadrangle paid approximately $122.2 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, and Westar received additional consideration related to post-closing events.

        Upon the Westar sale transaction and as a result of liquidity problems caused by its significant debt burden and continuing net losses, the Company retained Houlihan Lokey Howard & Zukin Capital as its financial advisor and began discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under the credit facility, and certain holders of its publicly-held debt. In November 2004, the Company received $73.0 million pursuant to a tax sharing settlement agreement with Westar that terminated the Westar tax sharing agreement, generally settled all claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction. Contemporaneously, the Company entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of the equivalent of 16 million shares of the Company's common stock (on a post-reverse stock split basis). The exchange was completed on February 8, 2005 and was accompanied by a one-share-for-fifty-shares reverse stock split of the Company's outstanding shares of common stock. The newly issued shares, together with shares already owned by Quadrangle, result in Quadrangle owning approximately 97.3% of the Company's common stock.

        All prior share and per share amounts included in the financial statements and the accompanying notes give retroactive effect to a one-share-for-fifty shares reverse stock split effected February 8, 2005.

        The Company is currently evaluating whether it will be required to adopt a new basis of accounting as a result of Quadrangle's increased ownership following the debt-for-equity exchange. In accordance with SEC Staff Accounting Bulletin Topic 5J, the Company may be required to "push-down" Quadrangle's cost of acquiring its 97.3% interest in the Company to the Company's assets and liabilities. If adopted, the "push-down" accounting adjustments will not impact cash flows. The primary impact of the adjustments will be to the carrying values of certain long-term assets and liabilities as well as to shareholders' equity.

        See Note 5, "Debt" for further discussion of the Company's outstanding debt, Note 8, "Income Taxes" for a discussion relating to the Company's tax sharing agreement with Westar, Note 15, "Going

Concern and Management's Plan" and Note 18, "Subsequent Events" for a discussion of recent events relating to the restructuring.

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

2. Summary of Significant Accounting Policies:

(a)    Stock Based Compensation.

        In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002. The Company applies the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for its stock-based compensation plans, as described in Note 7 of the Consolidated Financial Statements "Stock Warrants and Options." The Company has adopted the disclosure requirements of SFAS No. 148.

        For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options' vesting period. Under SFAS No. 123, compensation expense would have been $0.7 million in each of 2004 and 2003 and

$0.9 million in 2002. Information related to the pro forma impact on the Company's earnings and earnings per share follows (dollar amounts in thousands, except earnings per share amounts).

	Year ended December 31,
	2004	2003	2002
Loss available for common stock, as reported	$(323,906)	$(34,411)	$(880,855)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	34	89	89
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(672)	(676)	(880)

Loss available for common stock, pro forma	$(324,544)	$(34,998)	$(881,646)

Net loss per common share (basic and diluted):
As reported	$(164.78)	$(17.53)	$(449.09)
Pro forma	$(165.11)	$(17.83)	$(449.49)

(b)    Revenue Recognition

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

        The Company follows Staff Accounting Bulletin 104, or SAB104, which requires the Company to defer certain system sales and installation revenues and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. Deferred system and upgrade installation revenues are recognized over the expected life of the customer utilizing an accelerated method for residential and commercial customers and a straight-line method for our Network Multifamily customers. Deferred costs in excess of deferred revenue are recognized over the initial contract term, utilizing a straight-line method, typically two to three years for Protection One Monitoring and five to ten years for Network Multifamily systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer.

        In 2004, the Company deferred approximately $21.3 million in revenues and approximately $42.7 million of associated direct and incremental selling and installation costs. In 2003, the Company deferred approximately $18.9 million in revenues and approximately $42.8 million of associated direct and incremental selling and installation costs. In 2002, the Company deferred approximately $17.1 million in revenues and approximately $45.5 million of associated direct and incremental selling and installation costs.

        Deferred revenues also result from customers who are billed for monitoring and extended service protection in advance of the period in which such services are provided, on a monthly, quarterly or annual basis. Revenues from monitoring activities are recognized in the period such services are provided.

(c)    Inventories

        Inventories, primarily comprised of alarm systems and parts, are stated at the lower of average cost or market. Inventory is shown net of an obsolescence reserve of $2.0 million and $2.8 million at December 31, 2004 and 2003, respectively. This reserve is determined based primarily upon current usage of the individual parts included in inventory.

(d)    Property and Equipment

        Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives. Gains or losses from retirements and dispositions of property and equipment are recognized in income in the period realized. Repair and maintenance costs are expensed as incurred.

        Estimated useful lives of property and equipment are as follows:

Furniture, fixtures and equipment	5-10 years
Data processing and telecommunication	3-7 years
Leasehold improvements	lease term; generally 5-10 years
Vehicles	5 years
Buildings	40 years

(e)    Income Taxes

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

        The Company had a tax sharing agreement with Westar Energy during the period that Westar owned a controlling interest in the Company. Pursuant to this agreement, Westar Energy made payments to the Company for current tax benefits utilized by Westar Energy in its consolidated tax return irrespective of whether the Company would realize these current benefits on a separate return basis. As of December 31, 2003, other than for net operating loss carryforwards, no valuation allowance had been established by the Company because the tax sharing agreement utilized a parent company down approach in the allocation of income tax expense among members of the consolidated tax group and, consistent with that approach, no valuation allowance had been allocated to the Company. As a result of the February 17, 2004 sale transaction whereby Westar sold its investment in the Company, $285.9 million of the Company's net deferred tax assets were not expected to be realizable, and the Company therefore recorded a non-cash charge against income in the first quarter of 2004 to establish a valuation allowance for these assets.

        In addition, as a result of the sale, except for amounts owed with respect to losses the Company incurred prior to leaving the Westar consolidated tax group, the Company is no longer entitled to receive payments from Westar Energy. In 2003, the Company received aggregate payments from Westar Energy of $20.0 million. The loss of these payments will have a material adverse effect on the Company's cash flow. On November 12, 2004, the Company entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement and settled all of its claims with Westar relating to the tax sharing agreement. In accordance with the Westar tax sharing settlement, among other things, Westar paid the Company approximately $45.9 million in cash and transferred to it 7 3/8% senior notes of the Company, due 2005, with aggregate principal and accrued interest of approximately $27.1 million. In 2004, the Company recorded a tax benefit of approximately $46.9 million as a result of the Westar tax sharing settlement. The Company is also potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction. The Company is unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits. Due to the uncertainty, the Company has not recorded any tax benefit with respect to any such potential contingent payments. See the discussion in Note 6, "Related Party Transactions."

(f)    Comprehensive Loss

        Comprehensive loss comprises net loss plus the unrealized gains and losses associated with foreign currency translations and available-for-sale investment securities.

(g)    Customer Accounts

        Customer accounts are stated at cost and are amortized over the estimated customer life. The cost includes amounts paid to dealers and the estimated fair value of accounts acquired in business acquisitions. Internal costs incurred in support of acquiring customer accounts are expensed as incurred.

        The choice of an amortization life is based on estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life. Selected periods were determined because, in management's opinion, they would adequately match amortization cost with anticipated revenue. The Company periodically uses an independent appraisal firm to perform lifing studies on its customer accounts in order to assist management in determining appropriate lives of its customer accounts. These reviews are performed specifically to evaluate the Company's historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and the Company's historical attrition experience. The Company has identified three distinct pools of customer accounts, each of which has distinct attributes that effect differing attrition characteristics. For the Protection One Monitoring pool, the results of lifing studies indicated that the Company can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization costs with the estimated revenue stream from these customer pools. The Company switches from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

        The amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
Protection One Monitoring
—Acquired Westinghouse Customers	Eight-year 120% declining balance(a)
—Other Customers	Ten-year 135% declining balance
Network Multifamily	Nine-year straight-line

(a)
The Westinghouse customer pool is fully amortized as of December 31, 2004.

        The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts. The report showed the

Company's Protection One Monitoring customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of nine years. The Company's Network Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of ten years. Taking into account the results of the lifing study and the inherent expected declining revenue streams for Protection One Monitoring and Network Multifamily, in particular during the first five years, the Company adjusted the amortization of customer accounts for its Protection One Monitoring and Network Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues. In the first quarter of 2002, the Company changed its amortization rate for its Protection One Monitoring pool to a ten-year 135% declining balance method from a ten-year 130% declining balance method. The change to this ten-year 135% accelerated method, provides for a better matching to the declining revenue stream, in particular during the first five years, when the year over year decline is greatest and a significant portion of the revenue stream is expected to be received. For the Network Multifamily pool, the Company will continue to amortize on a straight-line basis, utilizing a shorter nine year life. The change to the nine year life straight-line method provides for a better matching to the declining revenue stream, in particular during the first five years, when the decline is greatest and a significant portion of the revenue stream is expected to be received. The Company accounted for these amortization changes prospectively beginning January 1, 2002, as a change in estimate.

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." To implement the new standards, an independent appraisal firm was engaged to help management estimate the fair values of goodwill and customer accounts. Based on this analysis completed during 2002, the Company recorded a net charge of approximately $765.2 million, net of tax, of which $543.6 million was related to goodwill and $221.6 million was related to customer accounts. These accounting standards, the related charge and other related information are detailed in Note 14, "Impairment Charges."

        The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of impairment are present. Declines in market value of its business or the value of its customer accounts that may be incurred prospectively may also require additional impairment charges. Any such impairment charges could be material.

(h)    Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.

        Accounting rules adopted on January 1, 2002 do not permit amortization of goodwill and require an annual impairment test. See Note 14 "Impairment Charges" for information regarding an impairment recorded in 2002. The Company established July 1 as its annual impairment testing date and performed impairment testing during the third quarter of 2003 and the third quarter of 2004 and determined that no additional impairment was required as of each testing date.

(i)    Cash and Cash Equivalents

        All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

(j)    Restricted Cash

        Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company's workers' compensation claims. The Company receives interest income earned by the trust.

(k)    Receivables

        Gross receivables, which consist primarily of trade accounts receivable, of $29.8 million at December 31, 2004 and $30.6 million at December 31, 2003 have been reduced by allowances for doubtful accounts of $5.6 million and $6.9 million, respectively.

        The Company's policy for Protection One Monitoring is to establish a reserve for a percentage of a customer's total receivable balance when any portion of that receivable balance is greater than 30 days past due. This percentage, which is based on the Company's historical collections experience, is increased as any portion of the receivable ages until it is fully reserved and written off when it is 120 days past due and the account is disconnected and turned over to a collection agency. Additionally, once the customer's balance is greater than 120 days past due, all other receivable balances associated with that customer, irrespective of how many days past due, are deemed to be 120 days past due and fully reserved. In certain instances, based upon the discretion of the local general manager, credit can be extended and the account may remain active.

        The Company's policy for Network Multifamily's reserve is based on the specific identification approach.

(l)    Marketable securities

        The Company's marketable securities are available-for-sale and consist of 16,168 shares of MetLife stock received as part of MetLife's demutualization. The securities are recorded at market value with a balance of $0.7 million at December 31, 2004, which includes $0.2 million of unrealized gains.

(m)    Advertising Costs

        Printed materials are expensed as incurred. Broadcast advertising costs are expensed upon the first broadcast of the respective advertisement. Total advertising expense was $2.5 million, $2.8 million and $3.9 million, during the years ended December 31, 2004, 2003, and 2002, respectively.

(n)    Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial, dispersed across a wide geographic base. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for the potential credit losses. The Company has customers located throughout the United States. The Company does not believe a significant risk of loss from a concentration of credit risk exists.

(o)    Loss Per Share

        Loss per share is presented in accordance with SFAS No. 128 "Earnings Per Share." Weighted average shares outstanding were as follows:

	December 31,
	2004	2003	2002
Weighted average shares outstanding	1,965,654	1,962,587	1,961,424

        No outstanding stock options and warrants represent dilutive potential common shares for the year ended December 31, 2004. The Company had outstanding stock options and warrants of which approximately 111 and 34.3 thousand, on a post-reverse stock split basis, represent dilutive potential common shares for the years ended December 31, 2003 and 2002, respectively.    These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

(p)    New Accounting Standards

        Revenue Recognition.    In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The issuance of SAB 104 reflects the concepts contained in EITF 00-21. The other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on the Company's results of operations, financial position or cash flows.

        Share-Based Payment.    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

        Other-Than-Temporary Impairment.    In November 2003, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity securities and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in the EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

        Inventory.    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new standard is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

(q)    Prior Year Reclassification

        Certain reclassifications have been made to prior year information to conform with current year presentation.

3. Property and Equipment:

        Property and equipment are summarized as follows (dollar amounts in thousands):

	December 31,
	2004	2003
Furniture, fixtures and equipment	$8,112	$7,507
Data processing and telecommunication	75,474	69,894
Leasehold improvements	3,819	3,127
Vehicles	14,501	14,066
Buildings and other	6,188	6,194

	108,094	100,788
Less accumulated depreciation	(76,942)	(68,867)

Property and equipment, net	$31,152	$31,921

        Depreciation expense was $9.9 million, $11.6 million and $13.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

4. Intangible Assets—Customer Accounts and Goodwill:

        The following is a rollforward of the investment in customer accounts for the following years (dollar amounts in thousands):

	December 31,
	2004	2003
Beginning customer accounts	$680,928	$680,349
Acquisition of customer accounts	14	259
Sale of accounts	(1)	(28)
Purchase holdbacks and other	(21)	348

	680,920	680,928
Less accumulated amortization	(504,765)	(436,184)

Ending customer accounts, net	$176,155	$244,744

        Amortization expense was $68.6 million, $68.6 million and $68.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years on the Company's existing customer account base as of December 31, 2004 (dollar amounts in thousands):

	2005	2006	2007	2008	2009
Estimated amortization expense	$52,324	$51,963	$45,642	$20,001	$5,770

        There were no changes in carrying amounts of goodwill for the years ended December 31, 2004 or 2003.

5. Debt:

        Long-term debt and the fixed or weighted average interest rates are as follows (dollar amounts in thousands):

	December 31,
	2004	2003
Quadrangle Credit Facility maturing August 15, 2005, variable 9.0% (a)	$201,000	$215,500
Senior Subordinated Notes, maturing January 2009, fixed 8.125%	110,340	110,340
Senior Unsecured Notes, maturing August 2005, fixed 7.375%	164,285	190,925
Senior Subordinated Discount Notes, maturing June 2005, fixed 13.625% (b)	30,132	30,609

	505,757	547,374
Less current portion	(395,417)	(215,500)

Total long-term debt	$110,340	$331,874

(a)
Represents weighted average interest rate before fees on borrowings under the facility at December 31, 2004. The weighted-average annual interest rate before fees on borrowings at December 31, 2003 was 7.8%.

(b)
The effective rate to the Company is 11.8% due to amortization of a premium related to the notes. The unamortized balance of the premium at December 31, 2004 and 2003 was $0.3 million and $0.7 million, respectively.

Impact of Event of Change in Control

        As part of the February 8, 2005 restructuring (see Note 18 "Subsequent Events"), the Company initiated the change of control repurchase offer at 101% for the Company's approximately $29.9 million of outstanding 13 5/8% senior subordinated discount notes. The Company completed the repurchase of all of these notes on March 11, 2005.

        The $201.0 million outstanding as of December 31, 2004 under the Quadrangle credit facility was in default due to the change in control of Protection One consummated on February 17, 2004 and non-compliance with financial covenants. The Company had entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified defaults, and the Company agreed, among other things, that it could not borrow any additional amounts under the revolving credit facility. Upon the expiration or termination of this standstill agreement, Quadrangle could have exercised its rights under the revolving credit facility and declared the indebtedness to be due and payable. Acceleration of the Quadrangle credit facility, if not rescinded or satisfied, would have caused cross defaults under the Company's other debt instruments.

Quadrangle Credit Facility

        On February 17, 2004, Westar sold approximately 86.8% of the issued and outstanding shares of the Company's common stock to Quadrangle. As part of the sale transaction, Westar also assigned to Quadrangle its rights and obligations as the lender under the Company's revolving credit facility. Quadrangle initially paid approximately $122.2 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, with approximately $1.7 million of the initial payment being consideration for the common stock. In addition, Westar received a right to additional consideration related to post-closing events, and on November 12, 2004, in connection with the Westar tax sharing settlement agreement Quadrangle paid to Westar $32.5 million as additional consideration.

        Also on November 12, 2004, the Company entered into an exchange agreement with Quadrangle to restructure the debt under the Quadrangle credit facility. Upon the closing of the exchange agreement on February 8, 2005, Quadrangle reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120.0 million in exchange for 16 million shares of the Company's common stock on a post-reverse stock split basis. In connection with the closing, the Company entered into an amended and restated credit facility with Quadrangle to extend the final maturity on the Quadrangle credit facility and to otherwise amend and restate the Quadrangle credit facility. The final maturity date under the amended and restated credit agreement is August 15, 2005, provided that the Company may elect to extend the maturity date to January 15, 2006 upon certification that no defaults or events of default then exist and payment of an extension fee of 1% of the total commitment outstanding on August 15, 2005.

        In addition, in connection with the restructuring, the Quadrangle credit facility was also amended and restated to include, among other things, the following:

  •
  interest rate increased to 700 basis points over the London Interbank Offered Rate (LIBOR), and a requirement, subject to certain restrictions, that all loans be in LIBOR, as opposed to base rate;

  •
  mandatory prepayment of 100% of net asset sale or debt proceeds or excess cash, if any, on a monthly basis, subject to the Company's ability to maintain a minimum cash balance of $7.0 million plus (A) the aggregate amount of all accrued but unpaid interest under the Quadrangle credit facility, 8 1/8% Senior Subordinated Notes, 13 5/8% Senior Subordinated Discount Notes and 7 3/8% Senior Unsecured Notes as of the date of prepayment and (B) the aggregate amount of restricted cash (e.g., any cash necessary to secure letters of credit or maintain insurance);

  •
  assignment of loans or change of agent will not require consent of the Company, provided that any assignments must be in an amount not less than $1.0 million;

  •
  a one-time fee of $1.15 million, paid upon consummation of the debt-for-equity exchange in connection with the exchange and amendment of the Quadrangle credit facility; and

  •
  the removal of the letter of credit subfacility and elimination of the revolver feature, or the ability to reborrow a loan once repaid.

        Quadrangle also waived and released all defaults and events of default under the Quadrangle credit facility existing immediately prior to the consummation of the debt-for-equity exchange.

        At December 31, 2004 the Quadrangle credit facility provided for borrowings up to $201.0 million with a variable interest rate. The weighted-average annual interest rate after fees on all borrowings under the facility was 8.4%, 6.3% and 7.0% for the years ended December 31, 2004, 2003, and 2002, respectively.

Senior Subordinated Notes

        In 1998, the Company issued $350 million aggregate principal amount of unsecured 8 1/8% senior subordinated notes. As a result of the completion of a registered offer to exchange a new series of 8 1/8% Series B senior subordinated notes for a like amount of the Company's outstanding 8 1/8% senior subordinated notes, effective June 1, 2001 the annual interest rate on all of such outstanding notes decreased from 8 5/8% to 8 1/8%. Interest on these notes is payable semi-annually on January 15 and July 15.

        The notes are redeemable at the Company's option, in whole or in part, at a predefined price.

Senior Notes

        In 1998, the Company issued $250 million of 7 3/8% senior notes. Interest is payable semi-annually on February 15 and August 15. On November 12, 2004, as part of the Westar tax sharing settlement agreement, Westar transferred approximately $26.6 million principal of these notes to the Company, which were subsequently retired.

Senior Subordinated Discount Notes

        In 1995, a predecessor to the Company issued $166 million aggregate principal amount of unsecured senior subordinated discount notes with a fixed interest rate of 13 5/8% which were revalued to reflect an 11.8% effective interest rate in connection with a 1997 business combination. Interest payments began in 1999 and are payable semi-annually on June 30 and December 31. In March 2005, the remaining outstanding notes were repurchased and retired.

Debt Maturities

        Debt maturities other than under the Quadrangle credit facility are as follows (dollar amounts in thousands):

2005	$194,157(a	)
2006	—
2007	—
2008	—
2009	110,340

Total	$304,497

  (a)
  Excludes $0.3 million premium on the 13 5/8% senior subordinated discount notes at December 31, 2004.

Financial and operating covenants

        Most of these debt instruments contain restrictions based on earnings before interest, taxes, depreciation, and amortization, or EBITDA. The definition of EBITDA varies among the various indentures and the Quadrangle credit facility. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense, including amortization of deferred customer acquisition costs and deducting amortization of deferred revenues. However, under the varying definitions of the indentures, additional adjustments are sometimes required. In addition, the Quadrangle credit facility contains financial and operating covenants which may restrict the Company's ability to incur additional debt, pay dividends, make loans or advances and sell assets.

Debt Instrument	Financial Covenant
Quadrangle Credit Facility	Total consolidated debt/annualized most recent quarter EBITDA—less than 5.75 to 1.0 Consolidated annualized most recent quarter EBITDA/latest four fiscal quarters interest expense—greater than 2.10 to 1.0

Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

        At December 31, 2004, the Company was not in compliance with the covenants under the Quadrangle credit facility, described above, and did not meet the tests under the indentures relating to the Company's ability to incur additional indebtedness or to pay dividends. See discussion above on the amendment to the Quadrangle credit facility and related waiver and release of all defaults and events of default.

        See Note 18 "Subsequent Events" for further discussion regarding the restructuring transactions.

6.     Related Party Transactions

Kansas Corporation Commission

        On November 8, 2002, the Kansas Corporation Commission, or KCC, issued Order No. 51 which required Westar Energy to initiate a corporate and financial restructuring, reverse specified accounting transactions described in the Order, review, improve and/or develop, where necessary, methods and procedures for allocating costs between utility and non-utility businesses for KCC approval, refrain from any action that would result in its electric businesses subsidizing non-utility businesses, reduce outstanding debt giving priority to reducing utility debt and, pending the corporate and financial restructuring, imposed standstill limitations on Westar Energy's ability to finance non-utility businesses including the Company.

        On January 2, 2004, Westar Energy and Westar Industries filed a Joint Motion with the KCC to sell Westar Industries' equity interest in Protection One to Quadrangle. The Joint Motion also sought to assign Westar Industries' interest in the revolving credit facility to Quadrangle. In the alternative, the Joint Motion sought permission for Westar Energy to sell its shares of stock in Westar Industries to Quadrangle, at which time Westar Industries' assets and liabilities would consist of the revolving credit facility and its equity interest in Protection One. On February 13, 2004, the KCC approved the Joint Motion.

Settlement Regarding Tax Sharing Payments.

        The Company was a member of Westar's consolidated tax group since 1997. During that time, Westar made payments to the Company for tax benefits attributable to the Company and utilized by Westar in its consolidated tax return pursuant to the terms of a tax sharing agreement. Following the consummation of the sale of Westar's ownership interests in the Company, it is no longer a part of the Westar consolidated tax group.

        On November 12, 2004, the Company entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement, settled all of the Company's claims with Westar relating to the tax sharing agreement and settled claims between Quadrangle and Westar relating to the Westar sale transaction. In accordance with the Westar tax sharing settlement, among other things, Westar paid the Company approximately $45.9 million in cash and transferred to the Company its 7 3/8% senior notes due 2005 with aggregate principal and accrued interest of approximately $27.1 million. The Company had a receivable balance of $26.1 million at December 31, 2003 relating to the tax sharing agreement with Westar, and the Company recorded a tax benefit of approximately $46.9 million as a result of the Westar tax sharing settlement. The Company cancelled the 7 3/8% senior notes due 2005 that it received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of the Company's indebtedness. The Company also used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment on the revolving credit facility with Quadrangle, further reducing its outstanding indebtedness. The Company is also potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction. The Company is unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits. Due to this uncertainty, the Company has not recorded any tax benefit with respect to any such potential contingent payments.

Administrative Services and Management Services Agreements

        Westar Energy provided administrative services at its fully loaded cost to the Company pursuant to an agreement which is referred to as the administrative services agreement, which includes accounting, tax, audit, human resources, legal, purchasing and facilities services. Charges of approximately $3.1 million were incurred for the year ended December 31, 2004, compared to charges of approximately $4.3 million and $3.9 million for the year ended December 31, 2003 and 2002, respectively. The Company had a net balance due to Westar Energy primarily for these services of $0.4 million and $0.3 million at December 31, 2004 and 2003, respectively. Prior to relocation of corporate headquarters on November 18, 2004, the Company rented office space for its corporate headquarters from Westar on a month-to-month basis. The Company paid approximately $0.4 million for rent for the year ended December 31, 2004 and approximately $0.6 million for rent for each of the years ended December 31, 2003 and 2002.

        In November 2001, the Company entered into an agreement, which is referred to as the management services agreement, pursuant to which it paid to Westar Industries, beginning with the quarter ended March 31, 2002, a financial advisory fee, payable quarterly, equal to 0.125% of the Company's consolidated total assets at the end of each quarter. The Company incurred $3.6 million of expense for the year ended December 31, 2002 for the financial advisory fee which is included in general and administrative expenses on the income statement. This management services agreement was terminated in 2002.

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

        In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. (PODS) and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees. Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services. As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees. Operation of the subsidiary and the provision of such services were discontinued as of December 31, 2002. Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002 and net income of $0.3 million for that period are included in the consolidated statements of operations under "discontinued operations." The approximately 142 Information Technology employees that had accepted employment with PODS were transferred back to their respective companies as of the December 31, 2002. PODS had a $1.1 million receivable from Westar Energy as of December 31, 2002. On March 21, 2003, Westar Energy paid the Company $1.1 million for the balance due under the outsourcing agreement as of December 31, 2002.

Additional Transactions with Westar

        In 2004, the Company received $26.6 million face value of its 7 3/8% Senior Unsecured Notes from Westar as a result of the tax sharing settlement. The 7 3/8% Senior Unsecured Notes that were received pursuant to the Westar tax sharing settlement were cancelled, resulting in an approximately $46.6 thousand loss on retirement of debt. No bonds were repurchased from Westar Industries in 2003. During 2002 the Company acquired from Westar Industries $83.9 million face value of the Company's bonds for $66.8 million. These bonds were purchased at Westar Industries' cost, which generally approximated fair value. As a result of these transactions, a gain of $16.6 million was recognized in 2002.

        During 2002, the Company acquired approximately $41.2 million of Westar Energy 6.25% notes, approximately $21.6 million of Westar Energy 6.875% notes and approximately $4.6 million of Westar Energy 7.125% notes. All of these notes were subsequently sold at cost to Westar Energy prior to June 30, 2002. In addition, in the first quarter of 2002, the Company acquired $0.3 million of Westar Energy preferred securities and $0.1 million of ONEOK, Inc. common stock, all of which were subsequently sold at cost to Westar Energy on March 27, 2002. During 2002, the Company acquired in open market purchases approximately $12.6 million of Westar Energy common stock and approximately $1.5 million of Westar Energy preferred stock. During 2002, the Company received dividends of approximately $0.1 million and $0.5 million on Westar Energy preferred stock and common stock, respectively. The dividends were recorded as a reduction in basis in Westar Energy equity securities. At December 31, 2002, the Company held 850,000 shares of Westar Energy common stock at a cost of approximately $13.0 million and 34,213 shares of Westar Energy preferred stock at a cost of approximately $2.0 million for a combined cost of approximately $15.0 million. These securities were sold to Westar Energy on February 14, 2003 for approximately $11.6 million. The difference between the cost and proceeds received from Westar Energy was reflected as a reduction of contributed capital from Westar Energy in the first quarter of 2003.

Sale of Trademark Rights

        On June 30, 2003, Westar Industries paid the Company approximately $0.5 million partially as consideration for the Company's grant of a license to Protection One Europe Holding S.A. to use the Protection One trademark and name in certain European countries. Revenues from this agreement are being recognized over the life of the licensing agreement.

Credit Facility

        The Company had outstanding borrowings under the credit facility with Quadrangle of $201.0 million at December 31, 2004. The Company had outstanding borrowings under a revolving credit facility with Westar Industries of $215.5 million at December 31, 2003. The Company accrued interest expense of $17.2 million, $12.6 million and $12.3 million and made interest payments of $17.2 million, $13.1 million and $12.4 million on borrowings under the facility for the years ended December 31, 2004, 2003 and 2002, respectively.

Quadrangle Debt Restructuring Reimbursement

        In addition to interest accrued and paid under the Quadrangle credit facility, discussed above, the Company paid $0.6 million and owed $0.3 million to Quadrangle for legal expenses incurred by Quadrangle for the year ended December 31, 2004. The Company has agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to the restructuring of the Company's indebtedness. See Note 18, "Subsequent Events" for information relating to the debt restructuring.

Other Related Party Information

        The Company's chief executive officer, Richard Ginsburg, and its chief financial officer, Darius Nevin, held similar positions with Guardian International, Inc. (Guardian) prior to taking their current positions with the Company. The Company granted Guardian an option to purchase an aggregate of 5,000 shares of the Company's common stock in connection with the Company's hiring of Mr. Ginsburg. See Note 7, "Stock Warrants and Options" for additional discussion regarding these options.

7.     Stock Warrants and Options:

        The Company accounts for employee stock options in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, the Company recognizes no compensation expense related to employee stock options that are granted with an exercise price at or greater than the market price on the day of grant.

        No options were granted in 2004. A summary of warrant and option activity for the Company's common stock from December 31, 2001 through December 31, 2004 (after giving effect to the one-for-fifty shares reverse stock split on February 8, 2005) is as follows:

	Warrants And Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	118,402	$234.55
Granted	15,950	110.05
Exercised	(1,212)	71.10
Surrendered	(22,883)	503.15

Outstanding at December 31, 2002	110,257	$162.60
Granted	800	60.00
Exercised	(3,572)	9.15
Surrendered	(15,859)	283.60

Outstanding at December 31, 2003	91,626	$146.65
Granted	—	—
Exercised	—	—
Surrendered	(6,142)	128.50

Outstanding at December 31, 2004	85,484	$147.95

        The table below summarizes stock options and warrants for the Company's common stock outstanding as of December 31, 2004 (after giving effect to the one-for-fifty shares reverse stock split on February 8, 2005):

Description	Range of Exercise Price	Number of Shares of Common Stock	Weighted- Average Remaining Contractual Life in years	Weighted Average Exercise Price
Exercisable
1995 Options	$318.75-$400.00	456	< 1 year	$382.90
1996 Options	475.00-693.75	640	1 year	516.00
1997 Options	475.00	360	2 years	475.00
1998 Options	428.125-550.00	4,908	3 years	533.90
1999 Options	262.50-446.375	3,944	4 years	440.80
2000 Options	65.625-71.875	4,322	5 years	71.70
2001 Options	43.75-74.00	35,987	6 years	66.55
2002 Options	103.50-137.50	10,133	7 years	113.10
2003 Options	60.00	267	8 years	60.00
2001 Warrants	65.825	5,000	6 years	65.85
1995 Note Warrants	194.50	15,617	< 1 year	194.50

		81,634

Not exercisable
2002 Options	103.50-135.00	3,317	7 years	105.55
2003 Options	60.00	533	8 years	60.00

		3,850

Outstanding		85,484

        On April 16, 2001, the Company granted an option to purchase an aggregate of 17,500 post-reverse split shares of its common stock to Richard Ginsburg as part of his employment agreement with the Company. The option has a term of ten years and vested ratably over the subsequent three years. The post-reverse split purchase price of the shares issuable pursuant to the option is $66.00 per share while the fair market value of the common stock at the date of the option grant was $89.50 per share resulting in $0.4 million in deferred compensation expense amortized over three years. The expense amount was approximately $40.0 thousand for the year ended December 31, 2004 and $0.1 million for each of the years ending December 31, 2003 and 2002.

        On April 16, 2001, the Company also granted a warrant to purchase an aggregate of 5,000 post-reverse split shares of its common stock to Guardian International, Inc. (Guardian) in connection with the hiring of Richard Ginsburg as the Company's new chief executive officer, who was formerly the chief executive officer of Guardian. The warrant has a term of ten years and vested ratably over three years and therefore fully vested in 2004. The post-reverse split purchase price of the shares issuable pursuant to the option is $66.00 per share while the fair market value of the common stock at the date of the option grant was $89.50 per share resulting in $0.4 million expense in 2001.

1994 Stock Option Plan

        The 1994 Stock Option Plan, which is referred to as the Plan, approved by the Protection One stockholders in June 1994, provides for the award of incentive stock options to directors, officers and key employees under the Plan. A total of 26,000 post-reverse split shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One. The Plan provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

        The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of common stock at the date of option grant. The vesting period was accelerated on November 24, 1997 and all remaining options are currently exercisable.

1997 Long-Term Incentive Plan

        The 1997 Long-Term Incentive Plan, which is referred to as the LTIP, approved by the Protection One stockholders on November 24, 1997, provides for the award of incentive stock options to directors, officers and key employees. Under the LTIP, 114,000 post-reverse split shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One. The LTIP provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

        Each option has a term of ten years and typically vests ratably over three years. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the common stock at the date of the option grant.

        The vesting of options granted to our senior management was accelerated because of the change in control of the Company when Westar sold its interest in the Company to Quadrangle.

        The weighted average fair value of options granted during 2003 and 2002 estimated on the date of grant using the Black-Scholes Option Pricing Model and on a post-reverse split basis was $40.00 and $89.00, respectively. As mentioned above, no options were granted in 2004. The fair value was calculated for the respective year using the following assumptions:

	Year Ended December 31,
	2003	2002
Expected stock price volatility	67.1%	91.3%
Risk free interest rate	3.2%	4.8%
Remaining expected option life	7 years	6 years

8.     Income Taxes:

        Components of income tax (expense) benefit are as follows (dollar amounts in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal
Current	$46,913	$23,071	$20,745
Deferred	(286,309)	(7,493)	127,886
State
Current	(183)	2,892	264
Deferred	—	(976)	(43)

	(239,579)	17,494	148,852
Tax on discontinued operations	—	—	674
Tax on cumulative effect of accounting change	—	—	72,335

Total	$(239,579)	$17,494	$221,861

        The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

	2004	2003	2002
Federal statutory tax rate	35%	35%	35%
State income tax benefit, net of federal expense	4	—	—
Non-deductible goodwill	—	—	(16)
Non-deductible change in control and debt restructuring costs	(5)	—	—
Valuation allowance	(318)%	—	—
Other	—	(1)	1

	(284)%	34%	20%

        The Company had a tax sharing agreement with Westar Energy during the period that Westar owned a controlling interest in the Company. Pursuant to this agreement, Westar Energy made payments to the Company for current tax benefits utilized by Westar Energy in its consolidated tax return irrespective of whether the Company would realize these current benefits on a separate return basis. As of December 31, 2003, other than for net operating loss carryforwards, no valuation allowance had been established by the Company because the tax sharing agreement utilized a parent company down approach in the allocation of income tax expense among members of the consolidated tax group and, consistent with that approach, no valuation allowance had been allocated to the Company. As a result of the February 17, 2004 sale transaction whereby Westar sold its investment in the Company, $285.9 million of the Company's net deferred tax assets were not expected to be realizable, and the Company therefore recorded a non-cash charge against income in the first quarter of 2004 to establish a valuation allowance for these assets.

        On November 12, 2004, the Company entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement and settled all of its claims with Westar relating to the tax sharing agreement. In accordance with the Westar tax sharing settlement, among other things, Westar agreed to pay the Company approximately $45.9 million in cash and transfer to it 7 3/8% senior notes of the Company, due 2005, with aggregate principal and accrued interest of approximately $27.1 million for total consideration of $73.0 million. As a result of the Westar tax sharing settlement, the Company recorded a 2004 tax benefit of $46.9 million. The tax sharing settlement also provided for a mutual general release, except with respect to certain indemnification obligations pursuant to the purchase agreement between Quadrangle and Westar and certain alarm monitoring and other service agreements between the Company and Westar. In addition, Westar and POI Acquisition I, Inc. agreed to join in making Section 338(h)(10) elections under the Code. As part of the settlement, the parties mutually agreed to the purchase price allocation to be used for the election.

        The Company is also potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction. The Company is unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits. Due to the uncertainty, the Company has not recorded any tax benefit with respect to any such potential contingent payments.

        Management believes the Company's remaining net deferred tax assets are not likely realizable and therefore the deferred tax assets are fully reserved as can be seen in the table below. In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

        Deferred income tax assets and liabilities were composed of the following (dollar amounts in thousands):

	2004	2003
Deferred tax asset, current:
Accrued liabilities	$5,877	$4,085
Accounts receivable, due to allowance	1,285	615
Revolving credit facility	11,150	28,844
Other	(163)	355
Valuation allowance	(18,149)	—

	$—	$33,899

Deferred tax asset, noncurrent:
Net operating loss carryforwards(a)	$14,371	$8,307
Property & equipment	2,357	742
Deferred customer acquisition costs (net of revenues)	(21,223)	(12,795)
Customer accounts	20,632	138,751
Goodwill	4,699	68,321
Other intangibles	10,822	—
OID amortization	—	3,343
Installed systems	—	40,328
AMT credit carryforwards	—	20,001
Other	1,698	(6,280)
Valuation allowance	(33,356)	(8,307)

	$—	$252,411

(a)
A federal net operating loss carryforward of $37,328 will expire in the year 2024. Total state net operating losses of approximately the same amount have various expiration dates.

9. Employee Benefit Plans:

401(k) Plans

        The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code for each of its segments.

        Protection One 401(k) Plan.    The Company makes contributions to the Protection One 401(k) Plan, which contributions are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution may be made in common stock, in cash or in a combination of both stock and cash. For the years ended December 31, 2004, 2003, and 2002, Protection One made matching cash contributions to the plan of $1.0 million, $1.0 million and $1.1 million, respectively. The funds of the plan are deposited with a trustee and at each participant's option in one or more investment funds, including a Company stock fund. Contributions to the Company stock fund were suspended during 2003, and the Company did not resume contributions in 2004. The plan was amended effective January 1, 2001 requiring the Company to match employees' contributions up to specified maximum limits.

        Network Multifamily 401(k) Plan.    The Company makes contributions to the Network Multifamily 401(k) Plan, which contributions are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution are made in cash. For each of the years ended December 31, 2004 and 2003, the Company made matching cash contributions to the plan of $0.2 million. The Company made matching contributions to the plan of $0.1 million for the year ended December 31, 2002. The funds of the plan are deposited with a trustee and at each participant's option in one or more investment funds.

Employee Stock Purchase Plan

        Participation in the Employee Stock Purchase Plan, which is referred to as the ESPP, was suspended during 2003 due to the sales process associated with Westar selling its ownership interest in the Company. All amounts contributed by employees through the ESPP in 2003 were returned in November 2003. Participation in the ESPP has not resumed.

        The ESPP is designed to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code, and to allow eligible employees to acquire shares of common stock at periodic intervals through their accumulated payroll deductions. A total of 93,000 post-reverse split shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan and a total of 21,257 post-reverse split shares have been issued including the issuance of 3,005 post-reverse split shares in January 2003.

        The purchase price of shares of common stock purchased under the ESPP during any purchase period will be the lower of 85% of the fair market value of the common stock on the first day of that purchase period and 85% of the fair market value of the common stock on the purchase date.

        Termination of a participant's employment for any reason (including death, disability or retirement) cancels participation in the ESPP immediately. The ESPP will in all events terminate upon the earliest to occur of

  •
  the last business day in September 2005;

  •
  the date on which all shares available for issuance under the plan have been sold; and

  •
  the date on which all purchase rights are exercised in connection with an acquisition of Protection One of all or substantially all of its assets.

Management Employment Agreements and Key Employee Retention Plan

        In July and August 2004, the Company's senior executives entered into new employment agreements to ensure that the Company will have their continued services during and after the period of the Company's anticipated restructuring. The previous employment agreements with these senior executives would have expired on or about August 17, 2004. The new employment agreements supersede and replace these previous employment agreements.

        These employment agreements provide for, among other things, minimum annual base salaries, bonus awards, payable in cash or otherwise, and participation in all of the Company's employee benefit plans and programs in effect for the benefit of senior executives, including stock option, 401(k) and insurance plans, and reimbursement for all reasonable expenses incurred in connection with the conduct of the business of the Company, provided the executive officers properly account for any such expenses in accordance with Company policies. The employment agreements also contain provisions providing for compensation to the senior executives under certain circumstances after a change in control of the Company and in certain other circumstances.

        In order to retain the services of senior management and selected key employees who may have felt uncertain about the Company's future ownership and direction due to the previous discussions with the Company's creditors regarding the restructuring of the Company's indebtedness, the Company's Board of Directors authorized senior management in June 2004 to implement a new key employee retention plan. The new retention plan applied to approximately 30 senior managers and selected key employees and provided incentives for such individuals to remain with the Company through the restructuring. These new retention agreements superseded and replaced previous retention agreements which provided additional severance upon a change in control. The aggregate payout under the plan was approximately $3.9 million of which approximately $3.5 million was accrued for and approximately $0.7 million was paid as of December 31, 2004. The remaining $3.2 million was paid in January and February of 2005.

10. Leases:

        The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year ended December 31,
2005	$5,028
2006	3,627
2007	2,471
2008	1,225
2009	623
Thereafter	899

$13,873

        Total rent expense for the years ended December 31, 2004, 2003 and 2002, was $7.2 million, $9.2 million and $11.7 million respectively.

        Prior to moving corporate headquarters in November 2004, the Company rented office space from Westar on a month-to-month basis. The Company paid approximately $0.4 million for rent for the year ended December 31, 2004 and $0.6 million for rent for each of the years ended December 31, 2003 and 2002.

11. Fair Market Value of Financial Instruments:

        For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities.

        The fair value of the Company's debt instruments are estimated based on quoted market prices except for the Quadrangle credit facility, which had no available quote and was estimated by the

Company. At December 31, the fair value and carrying amount of the Company's debt for the years indicated were as follows (dollar amounts in thousands):

	Fair Value		Carrying Value
	2004	2003	2004	2003
Quadrangle Credit Facility	$201,000	$133,088	$201,000	$215,500
Senior Subordinated Notes (8.125%)	105,926	76,135	110,340	110,340
Senior Notes (7.375%)	165,928	175,651	164,285	190,925
Senior Subordinated Discount Notes (13.625%)	28,677	28,378	30,132	30,609

	$501,531	$413,252	$505,757	$547,374

        The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

12. Commitments and Contingencies:

Rogers Litigation

        On August 2, 2002, Protection One, Westar and certain of the Company's former employees, as well as certain third parties, were sued in the District Court of Jefferson County, Texas, by Regina Rogers, a resident of Beaumont, Texas (Case No. D167654). Ms. Rogers asserted various claims due to casualty losses, property damage and mental anguish she allegedly suffered as a result of a fire at her residence on August 17, 2000. Although the complaint did not specify the amount of damages sought, counsel for the plaintiff had previously alleged actual damages of approximately $7.5 million. On January 24, 2005, all claims against the defendants were settled by the mutual agreement of the parties (and with the consent and participation of the Company's primary and excess insurance carriers).

Dealer Litigation

        On May 10, 2004, Nashville Burglar Alarm, LLC, a former dealer, filed a demand for arbitration against the Company with the American Arbitration Association, or AAA, alleging breach of contract, misrepresentation, breach of implied covenant of good faith, violation of consumer protection statues and franchise law violations. Nashville Burglar Alarm, along with five other former dealers, was an original plaintiff in a putative class action lawsuit filed against the Company in May 1999, in the U.S. District Court for the Western District of Kentucky (Total Security Solutions, Inc., et al. v. Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H). In that matter, the court granted the Company's motion to stay the proceeding pending the individual plaintiffs' pursuit of arbitration as required by the terms of their dealer agreements, and AAA refused plaintiffs' motion to require that all of the claims of the plaintiffs be heard collectively.

        Since that time, two of the original plaintiffs in the Total Security Solutions case (not including Nashville Burglar Alarm) were either settled by the mutual agreement of the parties, or dismissed by the AAA. The remaining original plaintiffs in the Total Security Solutions case have not pursued claims in arbitration. Discovery is ongoing in the Nashville Burglar Alarm matter.

        Two other dealers (not plaintiffs in the original Total Security Solutions litigation) filed similar claims in arbitration against the Company: Beachwood Security and Ira Beer, who is owner of both Security Response Network, Inc. and Homesafe Security, Inc. Discovery is ongoing in the Beer matter, and the Beachwood matter was dismissed by AAA.

        The Company believes that it has complied with terms of the contracts with these former dealers and intends to aggressively defend against these claims. In the opinion of management, none of these pending dealer claims, either alone or in the aggregate, will have a material adverse effect upon the Company's consolidated financial position or results of operations.

        Other Protection One dealers have threatened, and may bring, claims against the Company based upon a variety of theories surrounding calculations of holdbacks and other payments, or based on other theories of liability. The Company believes that it has materially complied with the terms of its contracts with its dealers. The Company cannot predict the aggregate impact of these potential disputes with its dealers, which could be material.

University of New Hampshire Litigation

        In August 2003, the University of New Hampshire and Dr. Stacia Sower, a professor at the University, filed separate lawsuits against the Company in New Hampshire Superior Court (Stacia Sower v. Protection One Alarm Monitoring, Inc. and University of New Hampshire v. Protection One Alarm Monitoring, Inc. & CU Security, Docket No. 03-C-0199). The suit arose from the Company's alleged failure to properly monitor a low-temperature freezer used by the University to store research specimens, which failure allegedly caused damage to or destruction of scientific specimens.

        In December 2004, after mediation and negotiations, all claims against the defendants were settled by the mutual agreement of the parties (and with the consent and participation of the Company's insurance carrier). The lawsuit was dismissed with prejudice on December 21, 2004.

Milstein Litigation

        On May 20, 2003, Joseph G. Milstein filed a putative class action suit against the Company in Los Angeles Superior Court (Milstein v. Protection One Alarm Services, Inc., John Does 1-100, including Protection One Alarm Monitoring, Inc., Case No. BC296025). The complaint alleges that Mr. Milstein and similarly situated Protection One customers in California should not be required to continue to pay for alarm services during the term of their contracts if the customer moves from the monitored premises. The complaint seeks money damages and disgorgement of profits based on several purported causes of action. On May 29, 2003, the plaintiff added the Company as a defendant in the lawsuit. On October 28, 2003, the Court granted the Company's motion to compel arbitration of the dispute pursuant to the terms of the customer contract.

        A Clause Construction hearing was conducted August 10, 2004, and on October 27, 2004, the arbitrator ruled that the arbitration clause permits the plaintiff to seek to proceed on behalf of a class. On February 24, 2005, a class certification hearing was conducted and the parties are awaiting the arbitrator's ruling on whether the matter may proceed as a class action. Discovery has commenced in the matter.

        The Company maintains that the claims asserted in this matter are without merit, and it intends to vigorously defend against any and all claims relating to this matter.

Encompass Insurance Subrogation Claim

        On May 20, 2004, Encompass Insurance Company, as subrogee of Patrick and Ann Hylant, brought suit in the Circuit Court of Michigan, County of Emmet against Protection One, two other monitoring companies and the manufacturer of alarm system equipment, alleging improper and faulty installation of the alarm system. (Encompass Insurance Company, as Subrogee of Patrick and Ann Hylant v. Sunrise of Petoskey, Inc., Protection One Alarm Monitoring, Inc., Ademco Distribution, Inc. and Emergency 24, Inc., Case No. 04-8236-N2). The suit arose from a fire which purportedly occurred on October 1, 2002 at the Hylant's residence. The complaint alleged negligence, breach of implied warranties, breach of contract and gross negligence on the part of the defendants, and sought damages in excess of $1 million for alleged casualty losses and property damage.

        On January 25, 2005, the court granted the Company's motion to dismiss all of plaintiff's causes of action against it and on February 8, 2005 entered its final order dismissing such claims.

Atlanta Public School Litigation

        In May 2004, the Atlanta Independent School District, or AISD, filed third-party claims against the Company in the Superior Court of Fulton County, Georgia (Open Options Systems, Inc. v. Atlanta Independent School District v. Protection One Alarm Monitoring, Inc. d/b/a Protection One, Civil Action No. 2004-CV-84437). The initial complaint in this litigation was filed in April 2004 by Open Options Systems, Inc. against the Atlanta Independent School District. Open Options claims the AISD owes Open Options approximately $1.5 million in connection with work on school security systems that was performed by Open Options pursuant to one or more contracts awarded by the AISD to Monitoring. The AISD asserted defenses and counterclaims against Open Options and third-party claims against Monitoring. The AISD's allegations include that the AISD has paid all the money it owes, that certain work was not performed at all or was performed improperly, that AISD and the Company (not Open Options) are the parties to any contracts covering the work, that the Company fraudulently misrepresented the contractual relationship between the Company and Open Options, and that the Company is obligated to indemnify the AISD against the claims by Open Options against the AISD.

        Subsequently, the Company and Open Options each filed claims against the other. Open Options' claims include that the Company failed to pay Open Options money that Monitoring received for work performed by Open Options, and that Open Options and the Company must arbitrate (rather than litigate) the claims each has against the other. The Company's claims include that Open Options must indemnify the Company against the claims of the AISD, and that the Company is entitled to offset claims by the Company against Open Options against any claims Open Options may have against the Company.

        Discovery is ongoing, and is scheduled to continue until July 2005. The Court has not yet set a trial date. In connection with this litigation, the Company intends to vigorously assert its counterclaims and cross-claims, and to vigorously defend against any and all claims against the Company. In the opinion of management, the net outcome of these disputes will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

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

Debt Restructuring Charges

        In addition to its own financial and legal advisors, the Company agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to the restructuring of the Company's indebtedness. In addition to amounts paid to the financial and legal advisors, the Company paid success and other fees to the financial advisors in an aggregate amount of approximately $6.9 million in February 2005. For the twelve months ended December 31, 2004, the Company expensed $7.9 million relating to these advisors.

ATX Preferred Stock

        In 1999, the Company sold its Mobile Services division to ATX Technologies, Inc., or ATX, for cash, a note, and shares of preferred stock of ATX. The Company did not record a carrying value for the preferred shares at that time based on uncertainties regarding realization value. To the extent ATX has legally available funds, the preferred stock is redeemable at the Company's option, which could result in a gain of up to approximately $4.4 million. In response to the Company's redemption request in August 2004, ATX advised the Company that it did not have legally available funds to redeem the preferred stock. Gain, if any, from the redemption of the preferred stock will be recorded only upon realization.

SEC Inquiry

        On or about November 1, 2002, the Company, Westar Energy and its former independent auditor, Arthur Andersen LLP, were advised by the Staff of the Securities and Exchange Commission that the Staff would be inquiring into the practices of the Company and Westar Energy with respect to the restatement of their first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of the Company and Westar Energy would be reaudited. Since that time, the Company has received no further communications from the SEC regarding this matter, and has no information that would indicate that the SEC Staff is actively pursuing its inquiry at this time. The Company has cooperated and intends to cooperate further with the Staff in connection with any additional information it may request.

Administrative Services Agreement

        The Company understands that Westar Energy, Inc. may claim that the Company should reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative service agreement, described in Note 6, "Related Party Transactions—Administrative Services Agreement."

13. Segment Reporting:

        The Company's operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets.

        Protection One's reportable segments include Protection One Monitoring (formerly referred to as North America), and Network Multifamily. Protection One Monitoring provides residential, commercial, and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers in the United States of America. Network Multifamily provides security alarm services to apartments, condominiums and other multifamily dwellings. During the third quarter of 2002, the Company identified a new reportable segment, Data Services, with the creation of PODS. As discussed in Note 6, "Related Party Transactions," the operations of this segment were discontinued in the fourth quarter of 2002, and accordingly, they are not included in the amounts reported below.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenues) and other items, referred to as Adjusted EBITDA.

        Reportable segments (dollar amounts in thousands):

	For the year ended December 31, 2004
	Protection One Monitoring(1)	Network Multifamily(2)	Adjustments(3)	Consolidated Total
Revenue	$231,513	$37,746		$269,259
Adjusted EBITDA(4)	71,414	16,402		87,816
Amortization of intangibles and depreciation expense	73,560	4,895		78,455
Amortization of deferred costs in excess of amortization of deferred revenues	16,757	4,785		21,542
Change in control, debt restructuring and retention bonus expense	25,681	2,167		27,848
Operating income(loss)	(44,584)	4,555		(40,029)
Interest income	490	—		490
Interest expense	41,312	3,576		44,888
Segment assets	446,689	82,676	(68,321)	461,044
Expenditures for property	8,830	493		9,323
Investment in new accounts, net	18,585	2,832		21,417
	For the year ended December 31, 2003
	Protection One Monitoring(1)	Network Multifamily(2)	Adjustments(3)	Consolidated Total
Revenue	$238,999	$38,086		$277,085
Adjusted EBITDA(4)	73,161	15,652		88,813
Amortization of intangibles and depreciation expense	75,335	4,917		80,252
Amortization of deferred costs in excess of amortization of deferred revenues	12,874	4,153		17,027
Retention bonus and sale expense	4,674	1,493		6,167
Operating income(loss)	(19,722)	5,089		(14,633)
Interest income	862	—		862
Interest expense	36,033	4,930		40,963
Segment assets	778,384	91,331	(60,693)	809,022
Expenditures for property	6,553	897		7,450
Investment in new accounts, net	19,623	4,659		24,282
	For the year ended December 31, 2002
	Protection One Monitoring(1)	Network Multifamily(2)	Adjustments(3)	Consolidated Total
Revenue	$252,504	$38,076		$290,580
Adjusted EBITDA(4)	73,021	15,167		88,188
Amortization of intangibles and depreciation expense	77,173	5,267		82,440
Amortization of deferred costs in excess of amortization of deferred revenues	14,644	5,070		19,714
Facility closure and severance expense	4,036	—		4,036
Impairment charge	442,041	—		442,041
Operating income(loss)	(464,873)	4,830		(460,043)
Interest income	1,321	—		1,321
Interest expense	39,051	5,293		44,344
Segment assets	791,593	98,757	(52,778)	837,572
Expenditures for property	7,046	1,010		8,056
Investment in new accounts, net	24,373	5,745		30,118

(1)
Includes allocation of holding company expenses reducing Adjusted EBITDA by $3.0 million, $7.0 million and $6.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)
Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.7 million, $1.8 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)
Adjustment to eliminate intersegment accounts receivable.

(4)
Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as income (loss) before income taxes or cash flow from operations. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company. See the table below for the reconciliation of Adjusted EBITDA to consolidated income (loss) before income taxes. The Company's calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the Company's operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.

	Year Ended December 31,
	2004	2003	2002
	Consolidated	Consolidated	Consolidated
	(Dollars in thousands)
Income (loss) before income taxes	$(84,327)	$(51,905)	$(483,127)
Plus:
Interest expense	44,398	40,101	43,023
Amortization of intangibles and depreciation expense	78,455	80,252	82,440
Amortization of deferred costs in excess of amortization of deferred revenues	21,542	17,027	19,714
Reorganization costs(a)	27,848	6,167	4,036
Loss on impairment	—	—	442,041
Less:
Gain on retirement of debt	—	—	$(19,337)
Other income	$(100)	$(2,829)	$(602)

Adjusted EBITDA	$87,816	$88,813	$88,188

(a)
Reorganization costs for 2004 include change in control, debt restructuring and retention bonus expense. Reorganization costs for 2003 include retention bonus and sale expense. Reorganization costs for 2002 include facility closure and severance expense.

14. Impairment Charges:

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and SAFS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets. To implement the standards, the Company engaged an independent appraisal firm to help estimate the fair values of goodwill and customer accounts. Based on this analysis, the

Company recorded a net charge of approximately $765.2 million in the first quarter of 2002. The charge is detailed as follows:

	Goodwill	Customer Accounts	Total
	(in millions)
Protection One Monitoring Segment:
Impairment charge—continuing operations	$509.4	$338.1	$847.5
Impairment charge—discontinued operations	2.3	1.9	4.2
Estimated income tax benefit	(65.1)	(118.4)	(183.5)

Net charge	$446.6	$221.6	$668.2

Network Multifamily Segment:
Impairment charge	$104.2	$—	$104.2
Estimated income tax benefit	(7.2)	—	(7.2)

Net charge	$97.0	$—	$97.0

Total Company:
Impairment charge	$615.9	$340.0	$955.9
Estimated income tax benefit	(72.3)	(118.4)	(190.7)

Net charge	$543.6	$221.6	$765.2

        Another impairment test was completed by the Company as of July 1, 2002 (the date selected for its annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of its reporting units, and no impairment was indicated. After regulatory actions (see Item 8, Note 6 "Related Party Transactions"), including Kansas Corporation Commission Order No. 55, which prompted Westar to advise the Company that it intended to dispose of its investment in the Company, an independent appraisal firm was retained to perform an additional valuation of the Company's reporting units, so an impairment test as of December 31, 2002 could be performed. The order limited the amount of capital Westar Energy could provide to the Company, which increased its risk profile. Therefore, the Company reevaluated its corporate forecast, reducing the amount of capital invested over the forecast horizon and lowered the base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation. In December 2002, the Company recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of its Protection One Monitoring segment.

        The first quarter 2002 impairment charge for goodwill is reflected in the consolidated statement of income as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts and the subsequent impairment charge for goodwill are reflected in the consolidated statement of income as an operating cost. These impairment charges reduced the recorded value of these assets to their estimated fair values at January 1, 2002 and in December 2002, the Company recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of its Protection One Monitoring segment.

        The Company completed its annual impairment testing during the third quarter of 2004 and 2003 on its Network Multifamily segment and determined that no additional impairment of goodwill was required. The Company's Protection One Monitoring segment has no goodwill and, therefore, does not require testing.

        A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit estimated above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge. As a result of the sale transaction whereby Westar sold its investment in the Company, the Company's net deferred tax assets, which were $286.3 million at December 31, 2003, are not expected to be realizable and the Company is not expected to be in a position to record a tax benefit for losses incurred.

15. Going Concern and Management's Plan:

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2003, the Company faced liquidity problems caused by continuing net losses, the impact of the change of control on the Company's cash flow from operations and a significant debt burden. During 2004, the Company improved its capital structure through a tax sharing settlement with Westar and Quadrangle. The Company also executed a debt-for-equity exchange with Quadrangle and an extension of the maturity of the Quadrangle credit facility with closing of both transactions expected to occur in early 2005. At December 31, 2004 the Company's liabilities included $395.4 million of current maturities of its senior debt and the Company continued to face similar conditions to those it faced at December 31, 2003. Absent a recapitalization and restructuring of its debts, the Company's projected cash flows would have been insufficient to support its debt balances.

        Subsequent to year-end, the Company did consummate the debt-for-equity exchange with Quadrangle and the extension of the Quadrangle credit facility. The Company has retired $152.9 million of debt that was outstanding on December 31, 2004. In aggregate, approximately $194.0 million of its senior debt that was outstanding on September 30, 2004 has been retired.

        Westar Tax Sharing Settlement.    On November 12, 2004, the Company entered into a tax sharing settlement with Westar and Quadrangle. In accordance with the Westar tax sharing settlement, Westar, among other things, paid the Company approximately $45.9 million in cash and transferred to it a portion of the Company's 7 3/8 % Senior Unsecured Notes, with aggregate principal and accrued interest of approximately $27.1 million that had been held by Westar. The Company has cancelled the 7 3/8% Senior Unsecured Notes that it received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of our indebtedness. The Company used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment and a $2.2 million interest payment on the Quadrangle credit facility, further reducing its outstanding indebtedness.

        Debt-for-Equity Exchange.    On November 12, 2004, the Company entered into an exchange agreement with Quadrangle to restructure the debt under the Quadrangle credit facility. Upon the closing of the exchange agreement on February 8, 2005, Quadrangle reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120.0 million in exchange for 16 million shares of the Company's common stock on a post-reverse stock split basis. The newly issued shares, together with the shares currently owned by Quadrangle, resulted in Quadrangle's owning approximately 97.3% of the Company's common stock as of the closing of the debt-for-equity exchange.

        Amendment of the Quadrangle Credit Facility.    Pursuant to the exchange agreement entered into in connection with the restructuring, Quadrangle agreed to extend the final maturity on the Quadrangle credit facility and to otherwise amend and restate the Quadrangle credit facility. The final maturity date under the amended and restated credit agreement is August 15, 2005, provided that the Company may elect to extend the maturity date to January 15, 2006 upon certification that no defaults or events of default then exist and payment of an extension fee of 1% of the total commitment outstanding on August 15, 2005.

        The Company is currently engaged in discussions to repay or refinance its senior debt that is maturing in August 2005 and will seek to conclude a refinancing before the end of the second quarter. If successful in their refinancing efforts, with current levels of indebtedness and extended maturities, the Company expects to generate cash flow in excess of that required for its operations and for interest payments.

        The Company's overall goal is to strengthen its leadership position in delivering security monitoring services and related installation services in principal markets across the United States in order to improve returns on the capital it invests creating and serving customers. Specific goals include (i) lowering attrition rates; (ii) reducing acquisition costs for each dollar of RMR created; (iii) increasing RMR additions; and (iv) increasing the efficiency of monitoring and service activities. The Company plans to achieve these objectives by building upon its core strengths, including its national branch platform, its improving brand recognition, its internal sales force model and its highly skilled and experienced management team and workforce.

16. Summarized Combined Financial Information of the Subsidiary Guarantors of Debt:

        Protection One Alarm Monitoring, Inc., a wholly-owned subsidiary of the Company, has debt securities outstanding (see Note 5, "Debt") that are fully and unconditionally guaranteed by Protection One, Inc. The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., Network Multifamily and all other subsidiaries. Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand- alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Consolidating Statement of Operations

For the year ended December 31, 2004

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$201,228	$36,074	$10,196	—	$247,498
Other	—	20,089	1,672	—	—	21,761

Total revenues	—	221,317	37,746	10,196	—	269,259
Cost of revenues:
Monitoring and related services	—	57,292	7,836	4,470	—	69,598
Other	—	25,810	6,171	—	—	31,981

Total cost of revenues	—	83,102	14,007	4,470	—	101,579

Gross profit	—	138,215	23,739	5,726	—	167,680

Operating expenses:
Selling	—	30,733	2,465	297	—	33,495
General and administrative	4,752	56,124	9,537	964	—	71,377
Change in control and debt restructuring costs	22,839	—	1,543	—	—	24,382
Amortization and depreciation	2	73,046	4,895	512	—	78,455
Holding company allocation	(3,720)	2,976	744	—	—	—
Corporate overhead allocation	—	(1,123)	—	1,123	—	—

Total operating expense	23,873	161,756	19,184	2,896	—	207,709

Operating income (loss)	(23,873)	(23,541)	4,555	2,830	—	(40,029)

Other income (loss):
Interest income (expense) (a)	—	(22,744)	(3,576)	4	—	(26,316)
Related party interest	—	(18,082)	—	—	—	(18,082)
Other	—	100	—	—	—	100
Equity loss in subsidiary	(302,029)	(231)	—	—	302,260	—

Loss from continuing operations before income taxes	(325,902)	(64,498)	979	2,834	302,260	(84,327)

Income tax (expense) benefit	1,996	(237,531)	(2,282)	(1,762)	(239,579)

Net income (loss)	(323,906)	(302,029)	(1,303)	1,072	302,260	(323,906)

(a)
Protection One Alarm Monitoring, Inc. allocated $3,576 of its interest expense to Network Multifamily.

Consolidating Statement of Operations

For the year ended December 31, 2003

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$210,445	$36,090	$9,731	—	$256,266
Other	—	18,823	1,996	—	—	20,819

Total revenues	—	229,268	38,086	9,731	—	277,085
Cost of revenues:
Monitoring and related services	—	60,667	8,402	4,136	—	73,205
Other	—	23,117	5,883	—	—	29,000

Total cost of revenues	—	83,784	14,285	4,136	—	102,205

Gross profit	—	145,484	23,801	5,595	—	174,880

Operating expenses:
Selling	—	28,563	2,662	292	—	31,517
General and administrative	8,798	58,423	9,373	1,150	—	77,744
Amortization and depreciation	2	74,860	4,917	473	—	80,252
Holding company allocation	(8,798)	7,038	1,760	—	—	—
Corporate overhead allocation	—	(1,040)	—	1,040	—	—
Aviation services	(661)	—	—	661	—	—

Total operating expense	(659)	167,844	18,712	3,616	—	189,513

Operating income (loss)	659	(22,360)	5,089	1,979	—	(14,633)

Other income (loss):
Interest income (expense) (a)	577	(20,754)	(4,930)	20	—	(25,087)
Related party interest	—	(15,014)	—	—	—	(15,014)
Other	(161)	2,990	—	—	—	2,829
Equity loss in subsidiary	(34,934)	(411)	—	—	35,345	—

Income (loss) from continuing operations before income taxes	(33,859)	(55,549)	159	1,999	35,345	(51,905)

Income tax (expense) benefit	(552)	21,200	(2,136)	(1,018)		17,494

Net income (loss)	(34,411)	(34,349)	(1,977)	981	35,345	(34,411)

(a)
Protection One Alarm Monitoring, Inc. allocated $4,930 of its interest expense to Network Multifamily

Consolidating Statement of Operations

For the year ended December 31, 2002

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$224,642	$36,824	$9,388	$—	$270,854
Other	—	18,474	1,252	—	—	19,726

Total revenues	—	243,116	38,076	9,388	—	290,580
Cost of revenues:
Monitoring and related services	—	66,654	8,310	3,671	—	78,635
Other	—	28,347	6,176	—	—	34,523

Total cost of revenues	—	95,001	14,486	3,671	—	113,158

Gross profit	—	148,115	23,590	5,717	—	177,422

Operating expenses:
Selling	—	25,995	2,265	347	—	28,607
General and administrative	6,538	68,279	9,994	(434)	—	84,377
Amortization and depreciation	1	76,673	5,267	499	—	82,440
Loss on impairment of customer accounts	—	332,597	—	5,507	—	338,104
Loss on impairment of goodwill	—	103,937	—	—	—	103,937
Holding company allocation	(7,256)	6,022	1,234	—	—	—
Corporate overhead allocation	—	(2,146)	—	2,146	—	—
Aviation services	(2,238)	—	—	2,238	—	—

Total operating expense	(2,955)	611,357	18,760	10,303	—	637,465

Operating income (loss)	2,955	(463,242)	4,830	(4,586)	—	(460,043)

Other income (loss):
Interest income (expense)(a)	1,043	(24,030)	(5,293)	10	—	(28,270)
Related party interest	—	(14,753)	—	—	—	(14,753)
Gain on retirement of debt	—	19,337	—	—	—	19,337
Other	—	598	—	4	—	602
Equity loss in subsidiary	(883,524)	(107,622)	—	—	991,146	—

Loss from continuing operations before income taxes	(879,526)	(589,712)	(463)	(4,572)	991,146	(483,127)

Income tax (expense) benefit	(1,329)	151,545	(2,075)	711	148,852
Loss from continuing operations before accounting change	(880,855)	(438,167)	(2,538)	(3,861)	991,146	(334,275)
Gain (loss) from discontinued operations	—	482	—	(3,449)	—	(2,967)
Cumulative effect of accounting change, net of taxes
Continuing operations	—	(444,378)	(96,952)	—	—	(541,330)
Discontinued operations	—	—	—	(2,283)	—	(2,283)

Net income (loss)	$(880,855)	$(882,063)	$(99,490)	$(9,593)	$991,146	$(880,855)

(a)
Protection One Alarm Monitoring, Inc. allocated $5,293 of its interest expense to Network Multifamily

Consolidating Statement of Assets and Liabilities (Deficiency in Assets)

December 31, 2004

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$51,944	$159	$425	$—	$52,528
Restricted cash	—	926	—	—	—	926
Receivables, net	—	20,662	2,176	1,381	—	24,219
Inventories, net	—	3,016	2,212	—	—	5,228
Prepaid expenses	248	4,567	978	—	—	5,793
Other miscellaneous receivables	—	5,494	—	—	—	5,494
Other	—	2,336	—	39	—	2,375

Total current assets	248	88,945	5,525	1,845	—	96,563
Property and equipment, net	14	29,061	1,709	368	—	31,152
Customer accounts, net	—	166,542	8,781	832	—	176,155
Goodwill	—	—	41,847	—	—	41,847
Deferred customer acquisition costs	—	82,496	24,814	—	—	107,310
Other	—	8,017	—	—	—	8,017
Accounts receivable (payable) to (from) associated companies (a)	(33,088)	85,144	(68,321)	16,265	—	—
Investment in POAMI	(141,475)	—	—	—	141,475	—
Investment in Network Multifamily	—	4,798	—	—	(4,798)	—
Investment in Non-guarantors	—	17,940	—	—	(17,940)	—

Total assets	$(174,301)	$482,943	$14,355	$19,310	$118,737	$461,044

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt	$—	$395,417	$—	$—	$—	$395,417
Accounts payable	—	1,496	770	—	—	2,266
Accrued liabilities	3,308	31,164	2,358	258	—	37,088
Due to related parties	—	335	—	—	—	335
Deferred revenue	—	32,447	458	1,112	—	34,017

Total current liabilities	3,308	460,859	3,586	1,370	—	469,123
Long-term debt, net of current portion	—	110,340	—	—	—	110,340
Deferred customer acquisition revenue	—	52,186	5,247	—	—	57,433
Other	—	1,033	724	—	—	1,757

Total Liabilities	3,308	624,418	9,557	1,370	—	638,653

Stockholders' Equity (Deficiency in Assets)
Common stock	26	2	1	—	(3)	26
Additional paid in capital	1,380,728	1,344,325	147,799	13,708	(1,505,832)	1,380,728
Accumulated other comprehensive income	162	162	—	—	(162)	162
Retained earnings (deficit)	(1,523,913)	(1,485,964)	(143,002)	4,232	1,624,734	(1,523,913)
Treasury stock	(34,612)	—	—	—	—	(34,612)

Total stockholders' equity (deficiency in assets)	(177,609)	(141,475)	4,798	17,940	118,737	(177,609)

Total liabilities and stockholders' equity (deficiency in assets)	$(174,301)	$482,943	$14,355	$19,310	$118,737	$461,044

(a)
Includes $53,873 payable to Protection One Alarm Monitoring from Network Multifamily related to allocations of interest charges.

Consolidating Statement of Assets and Liabilities

December 31, 2003

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$33,831	$650	$722	$—	$35,203
Restricted cash	—	1,810	—	—	—	1,810
Receivables, net	—	20,125	2,365	1,180	—	23,670
Inventories, net	—	3,586	2,635	—	—	6,221
Prepaid expenses	84	4,901	537	—	—	5,522
Related party tax receivable	—	26,088	—	—	—	26,088
Deferred tax assets	143	33,051	641	64	—	33,899
Other miscellaneous receivables	—	1,419	—	—	—	1,419
Other	—	2,536	—	—	—	2,536

Total current assets	227	127,347	6,828	1,966	—	136,368
Property and equipment, net	3	29,572	1,978	368	—	31,921
Customer accounts, net	—	230,630	12,935	1,179	—	244,744
Goodwill	—	—	41,847	—	—	41,847
Deferred tax assets, net of current portion	1,400	250,055	—	956	—	252,411
Deferred customer acquisition costs	—	66,482	27,743	—	—	94,225
Other	—	7,506	—	—	—	7,506
Accounts receivable (payable) to (from) associated companies (a)	(15,148)	62,098	(60,693)	13,743	—	—
Investment in POAMI	160,471	—	—	—	(160,471)	—
Investment in Network Multifamily	—	19,483	—	—	(19,483)	—
Investment in Non-guarantors	—	16,868	—	—	(16,868)	—

Total assets	$146,953	$810,041	$30,638	$18,212	$(196,822)	$809,022

Liabilities and Stockholder Equity
Current liabilities:
Current portion of long-term debt	$—	$215,500	$—	$—	$—	$215,500
Accounts payable	—	3,890	1,151	—	—	5,041
Accrued liabilities	726	27,935	2,308	289	—	31,258
Due to related parties	53	220	—	—	—	273
Deferred revenue	—	31,522	676	1,055	—	33,253

Total current liabilities	779	279,067	4,135	1,344	—	285,325
Long-term debt, net of current portion	—	331,874	—	—	—	331,874
Deferred customer acquisition revenue	—	37,986	6,223	—	—	44,209
Other	—	643	797	—	—	1,440

Total Liabilities	779	649,570	11,155	1,344	—	662,848

Stockholders' Equity
Common stock	26	2	1	—	(3)	26
Additional paid in capital	1,380,689	1,202,627	161,181	13,433	(1,377,241)	1,380,689
Accumulated other comprehensive income	78	78	—	—	(78)	78
Retained earnings (deficit)	(1,200,007)	(1,042,236)	(141,699)	3,435	1,180,500	(1,200,007)
Treasury stock	(34,612)	—	—	—	—	(34,612)

Total stockholders' equity	146,174	160,471	19,483	16,868	(196,822)	146,174

Total liabilities and stockholders' equity	$146,953	$810,041	$30,638	$18,212	$(196,822)	$809,022

(a)
Includes $50,297 payable to Protection One Alarm Monitoring from Network Multifamily related to allocations of interest charges.

Consolidating Condensed Statement of Cash Flows

December 31, 2004

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17,875)	$68,750	$8,548	$2,391	$—	$61,814
Cash flows from investing activities:
Installation and purchases of new accounts	—	—	—	(14)	—	(14)
Deferred customer acquisition costs	—	(39,267)	(3,453)	—	—	(42,720)
Deferred customer acquisition revenue	—	20,697	620	—	—	21,317
Purchase of property and equipment	(13)	(8,666)	(493)	(151)	—	(9,323)
Proceeds from disposition of assets and sale of customer accounts	—	329	42	—	—	371

Net cash used in investing activities	(13)	(26,907)	(3,284)	(165)	—	(30,369)
Cash flows from financing activities:
Payment on long-term debt	—	(14,500)	—	—	—	(14,500)
Proceeds from sale of trademark	—	160	—	—	—	160
Funding from Westar	(53)	273	—	—	—	220
Due to (from) related companies	17,941	(9,663)	(5,755)	(2,523)	—	—

Net cash provided by (used in) financing activities	17,888	(23,730)	(5,755)	(2,523)	—	(14,120)
Net increase (decrease) in cash and cash equivalents	—	18,113	(491)	(297)	—	17,325
Cash and cash equivalents:
Beginning of period	—	33,831	650	722	—	35,203

End of period	$—	$51,944	$159	$425	$—	$52,528

Consolidating Condensed Statement of Cash Flows

December 31, 2003

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$846	$46,841	$9,382	$1,966	$—	$59,035
Cash flows from investing activities:
Installation and purchases of new accounts	—	(296)	—	(15)	—	(311)
Deferred customer acquisition costs	—	(37,457)	(5,366)	—	—	(42,823)
Deferred customer acquisition revenue	—	18,145	707	—	—	18,852
Purchase of property and equipment	(3)	(6,227)	(897)	(323)	—	(7,450)
Sale of AV-One, Inc.	1,411	—	—	—	—	1,411
Proceeds from disposition of assets and sale of customer accounts	19	2,702	129	—	—	2,850

Net cash provided by (used in) investing activities	1,427	(23,133)	(5,427)	(338)	—	(27,471)
Cash flows from financing activities:
Payment on long-term debt	—	(10,159)	—	—	—	(10,159)
Sale of parent company stock held as treasury	11,940	—	—	—	—	11,940
Purchase of treasury stock	(3)	—	—	—	—	(3)
Proceeds from sale of trademark	—	450	—	—	—	450
Issuance costs and other	285	74	—	—	—	359
Funding from Westar	599	(1,321)	—	—	—	(722)
Due to (from) related companies	(15,094)	20,590	(4,085)	(1,411)	—	—

Net cash provided by (used in) financing activities	(2,273)	9,634	(4,085)	(1,411)	—	1,865
Net cash provided by discontinued operations	—	229	—	—	—	229

Net increase (decrease) in cash and cash equivalents	—	33,571	(130)	217	—	33,658
Cash and cash equivalents:
Beginning of period	—	260	780	505	—	1,545

End of period	$—	$33,831	$650	$722	$—	$35,203

Consolidating Condensed Statement of Cash Flows
December 31, 2002
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	871	33,063	9,116	341	—	43,391
Cash flows from investing activities:
Installation and purchases of new accounts	—	(1,766)	156	(43)	—	(1,653)
Deferred customer acquisition costs	—	(39,144)	(6,389)	—	—	(45,533)
Deferred customer acquisition revenue	—	16,424	644	—	—	17,068
Purchase of property and equipment	29	(7,075)	(1,010)	—	—	(8,056)
Purchase of parent company bonds	—	(67,492)	—	—	—	(67,492)
Proceed from sale of parent company bonds	—	67,492	—	—	—	67,492
Purchase of AV-One, Inc.	(1,378)	—	—	—	—	(1,378)
Proceeds from disposition of assets and sale of customer accounts	—	17,893	712	4		18,609

Net cash used in investing activities	(1,349)	(13,668)	(5,887)	(39)	—	(20,943)
Cash flows from financing activities:
Payment on long-term debt	—	(84,032)	—	—	—	(84,032)
Proceeds from long-term debt	—	44	—	—	—	44
Borrowings from revolving credit facility	—	78,000	—	—	—	78,000
Purchase of parent company stock held as treasury	(13,537)	—	—	—	—	(13,537)
Purchase of treasury stock	(2,178)	—	—	—	—	(2,178)
Issuance costs and other	462	(2,403)	—	—	—	(1,941)
Funding from Westar	(2,638)	1,332	—	—	—	(1,306)
Due to (from) related companies	18,369	(14,232)	(2,611)	(1,526)	—	—

Net cash provided by (used in) financing activities	478	(21,291)	(2,611)	(1,526)	—	(24,950)
Net cash provided by discontinued operations	—	376	—	—	—	376

Net increase (decrease) in cash and cash equivalents	—	(1,520)	618	(1,224)	—	(2,126)
Cash and cash equivalents:
Beginning of period	—	1,780	162	1,729	—	3,671

End of period	—	260	780	505	—	1,545

17.   Discontinued Operations:

        During the second quarter of 2002, the Company entered into negotiations for the sale of its Canadian business, which was included in its Protection One Monitoring segment. The sale was consummated on July 9, 2002. The Company recorded a pretax impairment loss of approximately $2.0 million and an after tax loss of approximately $1.3 million in the second quarter of 2002 as a result of the sale.

        The net operating losses of the Canadian operations are included in the consolidated statements of operations under "discontinued operations." The net operating loss for the year ended December 31, 2002 of $1.6 million includes an impairment loss on customer accounts of approximately $1.9 million. An impairment charge of $2.3 million relating to the Canadian operations' goodwill is reflected in the consolidated statement of operations as a cumulative effect of accounting change on discontinued operations. Revenues from these operations were $4.2 million for the period ended July 9, 2002 compared to $8.2 million for the year ended December 31, 2001.

        In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc., known as PODS, and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees. Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services. As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees. Operation of the subsidiary and the supply of such services to Westar Energy were discontinued as of December 31, 2002. The approximately 142 Information Technology employees that had accepted employment with PODS returned to their respective companies as of the end of the year. The net income of PODS operations of approximately $0.3 million is included in the consolidated statements of operations under "discontinued operations." Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002. PODS had $1.1 million in receivables from Westar Energy and $0.4 million in accounts payable as of December 31, 2002.

18.   Subsequent Events:

        On February 8, 2005, the Company and Quadrangle completed a restructuring which was initiated on November 12, 2004 upon the Company's execution of the tax sharing settlement with Westar, which settlement was facilitated by the Company's contemporaneous execution of a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company's common stock on a post-reverse stock split basis. Other aspects of the restructuring included a one-share-for-fifty-shares reverse stock split of the Company's outstanding shares of common stock and the implementation of a management incentive plan. The newly issued shares, together with the shares currently owned by Quadrangle, resulted in Quadrangle's owning approximately 97.3% of the Company's common stock as of the closing of the debt-for-equity exchange. In connection with the closing, the Company also amended its certificate of incorporation, entered into an amended and restated credit facility, stockholders agreement and registration rights agreement with Quadrangle, implemented a management incentive plan and will consider adoption of push down accounting.

        Amendment of Certificate of Incorporation.    In connection with the debt-for-equity exchange, following stockholder approval on February 8, 2005, the Company amended and restated its certificate of incorporation to provide for a one-share-for-fifty-shares reverse stock split of the Company's outstanding shares of common stock, the elimination of its Series F and Series H preferred stock and an election not to be governed by Section 203 of the Delaware Corporation Law, which section potentially restricts transactions involving certain integrated stockholders.

        Amendment of the Quadrangle Credit Facility.    Pursuant to the exchange agreement entered into in connection with the restructuring, Quadrangle agreed to extend the final maturity on the Quadrangle credit facility and to otherwise amend and restate the Quadrangle credit facility. See Note 5 "Debt" for further discussion.

        Stockholders Agreement and Composition of Board of Directors.    In connection with the restructuring, the Company also entered into a stockholders agreement with Quadrangle. The stockholders agreement contains certain agreements with respect to corporate governance following the restructuring, including, but not limited to, the composition of the Company's board of directors. The parties to the stockholders agreement are generally required to use their reasonable best efforts to cause the board of directors to consist of five members immediately following the completion of the debt-for-equity exchange, comprised as follows:

  •
  three members designated by Quadrangle (two directors designated by POI Acquisition, L.L.C. and one director designated by Quadrangle Master Funding Ltd);

  •
  the Company's President and Chief Executive Officer, Richard Ginsburg; and

  •
  one independent director selected by a majority of the other directors.

        In connection with the closing of the debt-for-equity exchange, the size of the board of directors was increased to four directors, and David Tanner, Steven Rattner and Michael Weinstock, managing principals of Quadrangle, were appointed to the board. Ben M. Enis, a Company director since 1994, and James Q. Wilson, a Company director since 1996, resigned from the Board to accommodate these additions. The Company's President and Chief Executive Officer, Richard Ginsburg, continues to serve as a director. At the March 11, 2005 meeting of the board of directors, Robert J. McGuire was appointed to the board as the independent director and was selected as chairman of the board's audit committee.

        In the event POI Acquisition, L.L.C. or its affiliates owns less than 25% of the Company's common shares issued and outstanding as of the restructuring, POI Acquisition, L.L.C. shall have the right to designate one director instead of two. In the event either POI Acquisition, L.L.C. or Quadrangle Master Funding Ltd owns less than 10% of our common shares issued and outstanding as of the restructuring, such entity will lose the ability to designate a member to the board of directors. If and for so long as POI Acquisition, L.L.C. owns at least 40% of the outstanding shares of our common stock, it shall have the right to elect to increase the size of the board by one director, which it shall be entitled to designate.

        In accordance with the stockholders agreement, the Company amended its bylaws following the restructuring to prevent the Company from voluntarily filing for bankruptcy, merging or consolidating with another entity until February 8, 2007 or from selling all or substantially all of its assets without written consent of Quadrangle Master Funding Ltd. The stockholders agreement also includes voting agreements, certain restrictions on the transfer of the Company's common stock, drag-along rights in favor of POI Acquisition, L.L.C. and tag-along rights in favor of Quadrangle Master Funding Ltd, all upon customary terms and subject to certain customary exceptions (including exceptions for certain transfers among affiliates). In addition, the stockholders agreement provides the Quadrangle parties with the right to participate on a proportional basis in any future equity issuance by the Company, except for issuances pursuant to registered public offerings, business combination transactions or officer, employee, director or consultant arrangements.

        Registration Rights Agreement.    As a condition to the consummation of the debt-for-equity exchange, the Company entered into a registration rights agreement with POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd. The registration rights agreement provides, among other things, that the Company will register, upon notice, shares of its common stock owned by such parties. Under the registration rights agreement, POI Acquisition, L.L.C. is permitted up to four demand registrations and

Quadrangle Master Funding Ltd is permitted up to two demand registrations, subject to certain conditions described in the agreement. POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd also received piggyback registration rights whereby they shall have the opportunity to register their securities pursuant to any registration statement the Company may file in the future, subject to certain conditions. The Company is also obligated to pay certain of their expenses pursuant to the registration of their securities under the registration rights agreement.

        Repurchase of Outstanding 13 5/8% Senior Subordinated Discount Notes.    In connection with the restructuring and as required by the indenture governing the Company's outstanding 13 5/8% senior subordinated discount notes, the Company also initiated a change of control repurchase offer at 101% for the approximately $29.9 million of outstanding 13 5/8% senior subordinated discount notes. The Company completed the repurchase of all of these notes on March 11, 2005.

        Management Incentive Plan.    As a condition to the completion of the debt-for-equity exchange, the Company implemented a management incentive plan that included an equity investment opportunity for its executive officers, stock appreciation rights (SARs) for its senior executive officers and a new stock option plan.

        Equity Investment.    As part of the management incentive plan offered in connection with the restructuring, certain members of management invested an aggregate of $1.75 million and received an aggregate of 233,334 shares of common stock on a post-reverse stock split basis. The shares were purchased pursuant to a management shareholders' agreement entered into among the Company, Quadrangle and the management stockholder. The agreement contains tag-along, drag-along, piggyback registration rights and other provisions.

        Stock Appreciation Rights Plan.    Pursuant to the management incentive plan, Messrs. Ginsburg, Nevin, Pefanis and Williams received an aggregate of approximately 2.0 million SARs, on a post-reverse stock split basis. The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means Quadrangle's sale of at least 60% of its equity interest in the Company, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011. The exercise price of the SARs is $4.50 and increases by 9% per annum, which the Company refers to as the fixed return, compounded annually, beginning on February 8, 2006. If Quadrangle sells less than 60% of its equity interest in the Company, the exercise price applicable to an equivalent percentage of management's SARs would be based on the fixed return through the date of such sale. Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder of a SAR to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder's right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that the Company may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

        2004 Stock Option Plan.    The 2004 Stock Option Plan became effective upon the consummation of the debt-for-equity exchange on February 8, 2005. Under the 2004 Stock Option Plan, certain executive officers and selected management employees were granted options to purchase an aggregate of 1,792,947 shares of common stock, on a post-reverse stock split basis. The options initially granted under the plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale. Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of a certain permissible distribution events (as defined in the SAR Plan) and (2) February 8, 2011, provided that if an option holder's right to receive stock is converted pursuant to the plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

        Push-Down Accounting.    The Company is currently evaluating whether it will be required to adopt a new basis of accounting as a result of Quadrangle's increased ownership following the debt-for-equity exchange. In accordance with SEC Staff Accounting Bulletin Topic 5J, the Company may be required to "push-down" Quadrangle's cost of acquiring its 97.3% interest in the Company to the Company's assets and liabilities. If adopted, the "push-down" accounting adjustments will not impact cash flows. The primary impact of the adjustments will be to the carrying values of certain long-term assets and liabilities as well as to shareholders' equity.

19.   Unaudited Quarterly Financial Information:

        The following is a summary of the unaudited quarterly financial information for 2004 and 2003 respectively.

	March 31	June 30	September 30	December 31
2004
Revenues	$67,132	$67,274	$67,528	$67,325
Gross profit	42,320	42,535	41,741	41,084
Net income (loss)	(309,383)	(16,616)	(16,652)	18,745
Basic and diluted income (loss) per share:
Net income (loss)	(157.37)	(8.45)	(8.47)	9.53
Weighted average number of shares of common stock outstanding	1,966	1,966	1,966	1,966
2003
Revenues	$70,086	$68,942	$69,758	$68,299
Gross profit	44,075	43,619	44,434	42,752
Net loss	(9,317)	(7,990)	(8,664)	(8,440)
Basic and diluted loss per share:
Net loss	(4.75)	(4.07)	(4.42)	(4.30)
Weighted average number of shares of common stock outstanding	1,962	1,962	1,962	1,964

PROTECTION ONE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

Description	Balance at Beginning of period	Charged to costs and expenses	Deductions (a)	Balance at End of Period
Year ended December 31, 2002
Allowances deducted from assets for doubtful accounts	6,572	4,566	(4,868)	6,270
Year ended December 31, 2003
Allowances deducted from assets for doubtful accounts	6,270	774	(145)	6,899
Year ended December 31, 2004
Allowances deducted from assets for doubtful accounts	6,899	729	(2,052)	5,576

  (a)
  Results from write-offs and sales of accounts receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure during the two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

        As of December 31, 2004, the end of the period covered by this report, we, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management's control objectives. Our management, including our chief executive officer and chief financial officer, believe that, as of December 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance of achieving management's control objectives.

        During the fourth fiscal quarter ended December 31, 2004, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        There were no items required to be disclosed in a report on Form 8-K during the fourth quarter that were not reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

        Information relating to our directors, nominees for directors and executive officers is set forth under the heading "Election of Directors" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2005, which will be filed with the Securities and Exchange Commission no later than April 30, 2005, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information relating to our executive officers and executive compensation is set forth under the heading "Executive Officers; Executive Compensation and Related Information" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2005, which will be filed with the Securities and Exchange Commission no later than April 30, 2005, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to the security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management and Directors" and "Equity Compensation Plan Information" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2005, which will be filed with the Securities and Exchange Commission no later than April 30, 2005, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to certain relationships and related transactions concerning directors and executive officers is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2005, which will be filed with the Securities and Exchange Commission no later than April 30, 2005, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to our principal accounting fees and services is set forth under the heading "Relationship with Independent Public Accountants" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2005, which will be filed with the Securities and Exchange Commission no later than April 30, 2005, and which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  1.    The following financial statements are included in Item 8, "Financial Statements and Supplementary Data."

            Consolidated Balance Sheets
            Consolidated Statements of Operations and Comprehensive Loss
            Consolidated Statements of Cash Flows
            Consolidated Statements of Stockholders' Equity (Deficiency in Assets)

  2.    The following financial statement schedule is included in Item 8, "Financial Statements and Supplementary Data."

            Schedule II—Valuation and Qualifying Accounts.

        All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  3.    The following documents are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation, effective as of February 8, 2005.+
3.2
Certificate of Incorporation of Monitoring, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (Registration Number 333-09401) originally filed by Monitoring and, inter alia, POI on August 1, 1996 (the "August 1996 Form S-3")).
3.3
By-laws of Protection One, Inc., as amended and restated June 24, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended June 30, 2004).
3.4
By-laws of Protection One Alarm Monitoring, Inc., as amended and restated June 24, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended June 30, 2004).
4.1
Indenture dated as of May 17, 1995, among Monitoring, as Issuer, POI, inter alia, as Guarantor, and The First National Bank of Boston ("FNBB"), as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 33-94684) originally filed by POI and, inter alia, Monitoring on July 18, 1995 (the "1995 Form S-4")).
4.2
First Supplemental Indenture dated as of July 26, 1996, among Monitoring, as Issuer, POI, inter alia, as Guarantor and State Street Bank and Trust Company ("SSBTC") as successor to FNBB as Trustee (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by POI and Monitoring of the year ended September 30, 1996 (the "Fiscal 1996 Form 10-K")).
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
4.6
Indenture, dated as of December 21, 1998, among Monitoring, as issuer, POI, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1998 (the "Fiscal 1998 Form 10-K")).
10.1	Warrant Agreement dated as of May 17, 1995, between POI and The First National Bank of Boston, as Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995 Form S-4).
10.2	1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit 10.23 to the Fiscal 1996 Form 10-K).*
10.3	1997 Long-Term Incentive Plan of POI, as amended.+
10.4	2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by POI and Monitoring dated February 8, 2005).
10.5
Exchange Agreement dated as of November 12, 2004 by and among the Company, POI Acquisition LLC, POI Acquisition I, Inc. and Quadrangle Master Limited Funding Ltd (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended September 30, 2004).
10.6
Registration Rights Agreement, dated December 21, 1998, among Monitoring, POI and various subsidiary guarantors and Morgan Stanley & Co. Incorporated, Chase Securities Inc, First Union Capital Markets, NationsBanc Montgomery Securities LLC and TD Securities (USA), Inc. (the "Placement Agents") (incorporated by reference to Exhibit 99.2 to the Fiscal 1998 Form 10-K).
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

10.11
Third Amendment to the Revolving Credit Agreement, dated as of January 2, 2001, between Monitoring and Westar Industries, Inc., as Administrative Agent and as a Lender (incorporated by reference to Exhibit 10.15 to the Fiscal 2000 Form 10-K).
10.12
Fourth Amendment to the Revolving Credit Agreement, dated as of February 28, 2001, between Monitoring and Westar Industries, Inc., as Administrative Agent and as a Lender (incorporated by reference to Exhibit 10.16 to the Fiscal 2000 Form 10-K).
10.13
Fifth Amendment of Credit Agreement effective as of June 30, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated August 15, 2001).
10.14
Sixth Amendment of Credit Agreement effective as of November 1, 2001 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated November 14, 2001).
10.15
Seventh Amendment to Credit Agreement effective March 25, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.19 to the Fiscal 2001 Form 10-K).
10.16
Eighth Amendment of Credit Agreement effective as of June 3, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.17
Ninth Amendment of Credit Agreement effective as of June 26, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 13, 2002).
10.19
Tenth Amendment of Credit Agreement effective as of July 25, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated November 14, 2002).
10.20
Eleventh Amendment of Credit Agreement effective as of August 26, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated November 14, 2002).
10.21
Twelfth Amendment of Credit Agreement effective as of September 11, 2002 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated November 14, 2002).
10.22
Thirteenth Amendment of Credit Agreement effective as of March 11, 2003 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated June 26, 2003).

10.23
Fourteenth Amendment of Credit Agreement effective as of June 20, 2003 between Protection One Alarm Monitoring, Inc. and Westar Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by POI and Monitoring dated June 26, 2003).
10.24
Fifteenth Amendment of Credit Agreement effective as of March 23, 2004 between Protection One Alarm Monitoring, Inc. and POI Acquisition, L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated May 13,2004).
10.25
Employment Agreement dated as of April 16, 2001 between Protection One, Inc. and Richard Ginsburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated May 15, 2001).*
10.26
Employment Agreement dated March 18, 2003 between Protection One, Inc. and Richard Ginsburg (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2002 (the "Fiscal 2002 Form 10-K").*
10.27	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Darius G. Nevin (incorporated by reference to Exhibit 10.26 to the Fiscal 2002 Form 10-K).*
10.28	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Peter J. Pefanis (incorporated by reference to Exhibit 10.27 to the Fiscal 2002 Form 10-K).*
10.29	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Mack Sands (incorporated by reference to Exhibit 10.28 to the Fiscal 2002 Form 10-K).*
10.30	Employment Agreement dated March 18, 2003 between Protection One, Inc. and Steve V. Williams (incorporated by reference to Exhibit 10.29 to the Fiscal 2002 Form 10-K).*
10.31
Letter Agreement dated November 1, 2001 between Westar Industries, Inc. and POI regarding management fee and financial advisory services (incorporated by reverence to Exhibit 10.23 to the Fiscal 2001 Form 10K).
10.32
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
10.35	Kansas Corporation Commission Order dated November 8, 2002 (incorporated by reference to Exhibit 99.2 to our Quarterly Report on Form 10-Q dated November 14, 2002).
10.36	Kansas Corporation Commission Order No. 55 dated December 23, 2002 (filed as Exhibit 99.1 to our December 30, 2002 Form 8-K).

10.37
Limited Stipulation and Agreement dated February 11, 2003, with the Staff of the Kansas Corporation Commission, Westar Energy, Inc., Westar Industries, Inc., Citizens' Utility Ratepayer Board, MBIA Insurance Corporation and the Kansas Industrial Consumers (filed as Exhibit 99.1 to our February 11, 2003 Form 8-K).
10.38	Kansas Corporation Commission Order dated February 10, 2003 (filed as Exhibit 99.1 to our February 14, 2003 Form 8-K).
10.39
Partial Stipulation and Agreement dated February 25, 2003, with the Staff of the Kansas Corporation Commission, Westar Energy, Inc., Westar Industries, Inc. and MBIA Insurance Corporation (filed as Exhibit 99.1 to our February 25, 2003 Form 8-K).
10.40	Kansas Corporation Commission Order No. 62 approving Limited Stipulation and Agreement dated February 14, 2003 (incorporated by reference to Exhibit 10.39 to the Fiscal 2002 Form 10-K).
10.41	Kansas Corporation Commission Order No. 65 dated March 11, 2003 (filed as Exhibit 99.1 to our March 14, 2003 Form 8-K).
10.42
Letter dated March 19, 2003 from J. Eric Griffin of Protection One, Inc. to the Kansas Corporation Commission accepting the conditions of Kansas Corporation Commission Order No. 65. (incorporated by reference to Exhibit 10.41 to the Fiscal 2002 Form 10-K).
10.43
Letter dated March 19, 2003 from J. Eric Griffin of Protection One, Inc. to Martin J. Bregman of Westar Energy pursuant to Kansas Corporation Commission Order No. 65 (incorporated by reference to Exhibit 10.42 to the Fiscal 2002 Form 10-K).
10.44
Revolving Credit Facility Standstill Agreement dated as of February 17, 2004, among POI Acquisition, LLC, Protection One, Inc., Protection One Alarm Monitoring, Inc. and Network Multi-Family Security Corporation (filed as Exhibit 10.43 to our February 18, 2004 Form 8-K).
10.45	Equity Standstill Agreement dated as of February 17, 2004, by and between Protection One, Inc. and POI Acquisition I, Inc. (filed as Exhibit 10.44 to our February 18, 2004 Form 8-K).
10.46
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Richard Ginsburg (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).
10.47
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Darius G. Nevin (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).
10.48
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Peter J. Pefanis (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).
10.49
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Steve V. Williams (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).
10.50	Stockholders Agreement, dated as of February 8, 2005, by and between the Company and Quadrangle (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 8, 2005).

10.51
Registration Rights Agreement, dated as of February 8, 2005, by and between the Company and Quadrangle (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated February 8, 2005).
10.52	Form of Award Agreement under for Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated February 8, 2005).
10.53	Form of Award Agreement under for Non-Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated February 8, 2005).
10.54	Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K dated February 8, 2005).
10.55	Form of Award Agreement under Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K dated February 8, 2005).
10.56	Form of Management Stockholder Agreement, dated as of February 8, 2005 (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K dated February 8, 2005).
10.57	Senior Management 2004 Short-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K dated February 8, 2005).
10.58	Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin.+
10.59	First Amendment to Employment Agreement dated February 8, 2005 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin.+
10.60	Senior Management 2005 Short-Term Incentive Plan.+
12.1	Statement regarding Computation of Earnings to Fixed Charges.+
16.1
Letter from Arthur Andersen LLP to the Securities and Exchange Commission re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to our Current Report on Form 8-K dated May 30, 2002).
21.1	Subsidiaries of POI and Monitoring.+
23.1	Consent of Deloitte & Touche LLP.+
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

*
Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to Item 15(c) of Form 10-K.

+
Filed or furnished herewith.

(b)
The exhibits required by Item 601 of Regulation S-K are filed or furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.
Date: March 16, 2005	By:	/s/ DARIUS G. NEVIN Darius G. Nevin, Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD GINSBURG Richard Ginsburg	President, Chief Executive Officer and Director	March 16, 2005
/s/ DARIUS G. NEVIN Darius G. Nevin	Executive Vice President and Chief Financial Officer	March 16, 2005
/s/ ERIC A. DEVIN Eric A. Devin	Vice President, Treasurer, Controller and Assistant Secretary	March 16, 2005
/s/ ROBERT J. MCGUIRE Robert J. McGuire	Director	March 16, 2005
/s/ STEVEN RATTNER Steven Rattner	Director	March 16, 2005
/s/ DAVID A. TANNER David A. Tanner	Director	March 16, 2005
/s/ MICHAEL WEINSTOCK Michael Weinstock	Director	March 16, 2005

QuickLinks

PART I FORWARD-LOOKING STATEMENTS
INTRODUCTION
  ITEM 1. BUSINESS
PART II
  ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollar amounts in thousands, except for per share amounts)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Dollar amounts in thousands, except for per share amounts)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands)
PROTECTION ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) (Dollar amounts in thousands)
PROTECTION ONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidating Statement of Operations For the year ended December 31, 2004 (dollar amounts in thousands)
Consolidating Statement of Operations For the year ended December 31, 2003 (dollar amounts in thousands)
Consolidating Statement of Operations For the year ended December 31, 2002 (dollar amounts in thousands)
Consolidating Statement of Assets and Liabilities (Deficiency in Assets) December 31, 2004 (dollar amounts in thousands)
Consolidating Statement of Assets and Liabilities December 31, 2003 (dollar amounts in thousands)
Consolidating Condensed Statement of Cash Flows December 31, 2004 (dollar amounts in thousands)
Consolidating Condensed Statement of Cash Flows December 31, 2003 (dollar amounts in thousands)
Consolidating Condensed Statement of Cash Flows December 31, 2002 (dollar amounts in thousands)
PROTECTION ONE, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollar amounts in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES