Form 10-K/A
period 2004-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2005-03-24
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

1-12181-01	1-12181
(Commission File Number)	(Commission File Number)

Protection One, Inc.	Protection One Alarm Monitoring, Inc.
(Exact Name of Registrant as Specified in Charter)	(Exact Name of Registrant as Specified in Charter)

Delaware	Delaware
(State of Other Jurisdiction of Incorporation or Organization)	(State of Other Jurisdiction of Incorporation or Organization)

93-1063818	93-1064579
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

1035 N 3rd Street, Suite 101, Lawrence, Kansas 66044	1035 N 3rd Street, Suite 101, Lawrence, Kansas 66044
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)

(785) 856-5500	(785) 856-5500
(Registrant’s Telephone Number, Including Area Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

Name of Each Exchange On Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.01 per share, of Protection One, Inc.

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

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

Portions of the Company’s proxy statement or information statement relating to the annual meeting of stockholders to be held in 2005 are incorporated by reference into Part III, Items 10–14, of this report.

EXPLANATORY NOTE

This amended annual report on Form 10-K/A is being filed to correct an inadvertent printing error.  In the original annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2005, the line “Other” in the current asset section of the Consolidated Balance Sheets was omitted.  This amendment provides the correct amounts of other current assets (in thousands) of $2,375 and $2,536 for the years ended December 31, 2004 and 2003, respectively.  Total current assets and total assets for each of the years are correct as originally reported.   This amendment also includes an updated consent of the independent registered public accounting firm as well as updated certifications of our principal executive officer and principal financial officer.  Accordingly, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this amendment contains the complete text of Item 8, “Financial Statements and Supplementary Data” and Item 15, “Exhibits, Financial Statement Schedules”, as amended.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Protection One, Inc.:

We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency in assets) and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in Item 15(a)2.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15 “Going Concern and Management’s Plan” to the consolidated financial statements, the Company’s requirement to repay or refinance a significant amount of outstanding senior debt maturing in 2005, resulting in a deficiency in working capital, along with historical recurring losses from operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 18, the Company completed a transaction subsequent to year end and is currently evaluating if it will result in the adoption of a new basis of accounting.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
March 15, 2005

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except for per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$52,528	$35,203
Restricted cash	926	1,810
Receivables, net	24,219	23,670
Inventories, net	5,228	6,221
Prepaid expenses	5,793	5,522
Related party tax receivable	—	26,088
Deferred tax assets	—	33,899
Other miscellaneous receivables	5,494	1,419
Other	2,375	2,536
Total current assets	96,563	136,368
Property and equipment, net	31,152	31,921
Customer accounts, net	176,155	244,744
Goodwill	41,847	41,847
Deferred tax assets, net of current portion	—	252,411
Deferred customer acquisition costs	107,310	94,225
Other	8,017	7,506
Total Assets	$461,044	$809,022
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt, including $201,000 and $215,500 due to related party in 2004 and 2003, respectively	$395,417	$215,500
Accounts payable	2,266	5,041
Accrued liabilities	37,088	31,258
Due to related parties	335	273
Deferred revenue	34,017	33,253
Total current liabilities	469,123	285,325
Long-term debt, net of current portion	110,340	331,874
Deferred customer acquisition revenue	57,433	44,209
Other liabilities	1,757	1,440
Total Liabilities	638,653	662,848
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 2,562,512 shares issued at December 31, 2004 and 2003 (see Note 17)	26	26
Additional paid-in capital	1,380,728	1,380,689
Accumulated other comprehensive income	162	78
Deficit	(1,523,913)	(1,200,007)
Treasury stock, at cost, 596,858 shares at December 31, 2004 and 2003	(34,612)	(34,612)
Total stockholders’ equity (deficiency in assets)	(177,609)	146,174
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$461,044	$809,022

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

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

(Dollar amounts in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Investment In Parent Securities		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount				Deficit
Common Stock
December 31, 2001	1,968,110	$26	$(32,431)	$1,382,696	$(1,413)	$(284,741)	$(2,361)	$1,061,776
Exercise of options and warrants	1,221	—	—	225	—	—	—	225
Shares issued-ESPP	9,796	—	—	377	—	—	—	377
Intercompany transactions	—	—	—	(22)	—	—	—	(22)
Unrealized loss-currency translation	—	—	—	—	—	—	2,361	2,361
Acquisition of treasury stock	(20,000)	—	(2,178)	—	—	—	—	(2,178)
Investment in parent securities	—	—	—	—	(13,537)	—	—	(13,537)
Net loss	—	—	—	—	—	(880,855)	—	(880,855)
December 31, 2002	1,959,127	$26	$(34,609)	$1,383,276	$(14,950)	$(1,165,596)	$—	$168,147
Exercise of options and warrants	3,572	—	—	170	—	—	—	170
Shares issued-ESPP	3,005	—	—	253	—	—	—	253
Unrealized gain-marketable securities	—	—	—	—	—	—	78	78
Acquisition of treasury stock	(50)	—	(3)	—	—	—	—	(3)
Investment in parent securities	—	—	—	(3,010)	14,950	—	—	11,940
Net loss	—	—	—	—	—	(34,411)	—	(34,411)
December 31, 2003	1,965,654	$26	$(34,612)	$1,380,689	$—	$(1,200,007)	$78	$146,174
Exercise of options and warrants	—	—	—	39	—	—	—	39
Unrealized gain-marketable securities	—	—	—	—	—	—	84	84
Net loss	—	—	—	—	—	(323,906)	—	(323,906)
December 31, 2004	1,965,654	$26	$(34,612)	$1,380,728	$—	$(1,523,913)	$162	$(177,609)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             The Company:

Protection One, Inc., referred to as Protection One or the Company, a Delaware corporation, is a publicly traded security alarm monitoring company.  Protection One is principally engaged in the business of providing security alarm monitoring services, which includes sales, installation and related servicing of security alarm systems for residential and business customers.  On February 17, 2004, the Company’s former majority owner, Westar Industries, Inc., a Delaware corporation, referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc., which together with Westar Industries is referred to as Westar, sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share to POI Acquisition I, Inc., a wholly owned subsidiary of POI Acquisition, L.L.C.  Both POI Acquisition, L.L.C. and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners L.P., Quadrangle Select Partners L.P., Quadrangle Capital Partners-A L.P. and Quadrangle Master Funding Ltd, collectively referred to as Quadrangle.  Westar retained approximately 1% of the Company’s common stock, representing shares underlying restricted stock units granted to current and former employees of Westar.  As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under the revolving credit facility to POI Acquisition, L.L.C.  Quadrangle paid approximately $122.2 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, and Westar received additional consideration related to post-closing events.

Upon the Westar sale transaction and as a result of liquidity problems caused by its significant debt burden and continuing net losses, the Company retained Houlihan Lokey Howard & Zukin Capital as its financial advisor and began discussions regarding a proposed restructuring with Quadrangle and its affiliates, the lenders under the credit facility, and certain holders of its publicly-held debt.  In November 2004, the Company received $73.0 million pursuant to a tax sharing settlement agreement with Westar that terminated the Westar tax sharing agreement, generally settled all claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction.  Contemporaneously, the Company entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of the equivalent of 16 million shares of the Company’s common stock (on a post-reverse stock split basis).   The exchange was completed on February 8, 2005 and was accompanied by a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock.  The newly issued shares, together with shares already owned by Quadrangle, result in Quadrangle owning approximately 97.3% of the Company’s common stock.

All prior share and per share amounts included in the financial statements and the accompanying notes give retroactive effect to a one-share-for-fifty shares reverse stock split effected February 8, 2005.

 The Company is currently evaluating whether it will be required to adopt a new basis of accounting as a result of Quadrangle’s increased ownership following the debt-for-equity exchange.  In accordance with SEC Staff Accounting Bulletin Topic 5J, the Company may be required to “push down” Quadrangle’s cost of acquiring its 97.3% interest in the Company to the Company’s assets and liabilities.  If adopted, the “push-down” accounting adjustments will not impact cash flows. The primary impact of the adjustments will be to the carrying values of certain long-term assets and liabilities as well as to shareholders’ equity.

See Note 5, “Debt” for further discussion of the Company’s outstanding debt, Note 8, “Income Taxes” for a discussion relating to the Company’s tax sharing agreement with Westar, Note 15, “Going Concern and Management’s Plan” and Note 18, “Subsequent Events” for a discussion of recent events relating to the restructuring.

The Company prepares its financial statements in conformity with generally accepted accounting principles.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The accompanying consolidated financial statements include the accounts of Protection One’s wholly owned subsidiaries.  All significant intercompany balances have been eliminated in consolidation.

2.             Summary of Significant Accounting Policies:

(a)          Stock Based Compensation.  In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002.  The Company applies the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for its stock-based compensation plans, as described in Note 7 of the Consolidated Financial Statements “Stock Warrants and Options.”  The Company has adopted the disclosure requirements of SFAS No. 148.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options’ vesting period.  Under SFAS No. 123, compensation expense would have been $0.7 million in each of 2004 and 2003 and $0.9 million in 2002.  Information related to the pro forma impact on the Company’s earnings and earnings per share follows (dollar amounts in thousands, except earnings per share amounts).

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

In addition, as a result of the sale, except for amounts owed with respect to losses the Company incurred prior to leaving the Westar consolidated tax group, the Company is no longer entitled to receive payments from Westar Energy.  In 2003, the Company received aggregate payments from Westar Energy of $20.0 million.  The loss of these payments will have a material adverse effect on the Company’s cash flow.  On November 12, 2004, the Company entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement and settled all of its claims with Westar relating to the tax sharing agreement.  In accordance with the Westar tax sharing settlement, among other things, Westar paid the Company approximately $45.9 million in cash and transferred to it 7 3/8% senior notes of the Company, due 2005, with aggregate principal and accrued interest of approximately $27.1 million.  In 2004, the Company recorded a tax benefit of approximately $46.9 million as a result of the Westar tax sharing settlement.  The Company is also potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction.  The Company is unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits.  Due to the uncertainty, the Company has not recorded any tax benefit with respect to any such potential contingent payments.  See the discussion in Note 6, “Related Party Transactions.”

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

The choice of an amortization life is based on estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life.  Selected periods were determined because, in management’s opinion, they would adequately match amortization cost with anticipated revenue.  The Company periodically uses an independent appraisal firm to perform lifing studies on its customer accounts in order to assist management in determining appropriate lives of its customer accounts.  These reviews are performed specifically to evaluate the Company’s historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and the Company’s historical attrition experience.  The Company has identified three distinct pools of customer accounts, each of which has distinct attributes that effect differing attrition characteristics.  For the Protection One Monitoring pool, the results of lifing studies indicated that the Company can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization costs with the estimated revenue stream from these customer pools.  The Company switches from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

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

The results of a lifing study performed by a third party appraisal firm in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts.  The report showed the Company’s Protection One Monitoring customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of nine years.  The Company’s Network Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of ten years.  Taking into account the results of the lifing study and the inherent expected declining revenue streams for Protection One Monitoring and Network Multifamily, in particular during the first five years, the Company adjusted the amortization of customer accounts for its Protection One Monitoring and Network Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues.  In the first quarter of 2002, the Company changed its amortization rate for its Protection One Monitoring pool to a ten-year 135% declining balance method from a ten-year 130% declining balance method.  The change to this ten-year 135% accelerated method, provides for a better matching to the declining revenue stream, in particular during the first five years, when the year over year decline is greatest and a significant portion of the revenue stream is expected to be received.  For the Network Multifamily pool, the Company will continue to amortize on a straight-line basis, utilizing a shorter nine year life.  The change to the nine year life straight-line method provides for a better matching to the declining revenue stream, in particular during the first five years, when the decline is greatest and a significant portion of the revenue stream is expected to be received.  The Company accounted for these amortization changes prospectively beginning January 1, 2002, as a change in estimate.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  To implement the new standards, an independent appraisal firm was engaged to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis completed during 2002, the Company recorded a net charge of approximately $765.2 million, net of tax, of which $543.6 million was related to goodwill and $221.6 million was related to customer accounts.  These accounting standards, the related charge and other related information are detailed in Note 14, “Impairment Charges.”

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

Accounting rules adopted on January 1, 2002 do not permit amortization of goodwill and require an annual impairment test.  See Note 14 “Impairment Charges” for information regarding an impairment recorded in 2002.  The Company established July 1 as its annual impairment testing date and performed impairment testing during the third quarter of 2003 and the third quarter of 2004 and determined that no additional impairment was required as of each testing date.

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

The Company’s policy for Protection One Monitoring is to establish a reserve for a percentage of a customer’s total receivable balance when any portion of that receivable balance is greater than 30 days past due.  This percentage, which is based on the Company’s historical collections experience, is increased as any portion of the receivable ages until it is fully reserved and written off when it is 120 days past due and the account is disconnected and turned over to a collection agency.  Additionally, once the customer’s balance is greater than 120 days past due, all other receivable balances associated with that customer, irrespective of how many days past due, are deemed to be 120 days past due and fully reserved.  In certain instances, based upon the discretion of the local general manager, credit can be extended and the account may remain active.

The Company’s policy for Network Multifamily’s reserve is based on the specific identification approach.

(l)           Marketable securities

The Company’s marketable securities are available-for-sale and consist of 16,168 shares of MetLife stock received as part of MetLife’s demutualization.   The securities are recorded at market value with a balance of $0.7 million at December 31, 2004, which includes $0.2 million of unrealized gains.

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

(o)          Loss Per Share

Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share.”  Weighted average shares outstanding were as follows:

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

(p)                               New Accounting Standards

Revenue Recognition.  In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21.  The other revenue recognition concepts contained in SAB 101 remain largely unchanged.  The issuance of SAB 104 did not have a material impact on the Company’s results of operations, financial position or cash flows.

Share-Based Payment.  In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued.  The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements.  Upon adoption, pro forma disclosure will no longer be an alternative.  The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

Other-Than-Temporary Impairment.  In November 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity securities and debt securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in the EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1.”  The disclosure requirements of EITF 03-1 remain in effect.  The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2004.  The adoption of the recognition and measurement provisions of EITF 03-1 are not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

        Inventory.  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of this new standard is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years on the Company’s existing customer account base as of December 31, 2004 (dollar amounts in thousands):

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

Impact of Event of Change in Control

As part of the February 8, 2005 restructuring (see Note 18 “Subsequent Events”), the Company initiated the change of control repurchase offer at 101% for the Company’s approximately $29.9 million of outstanding 13 5/8% senior subordinated discount notes.  The Company completed the repurchase of all of these notes on March 11, 2005.

The $201.0 million outstanding as of December 31, 2004 under the Quadrangle credit facility was in default due to the change in control of Protection One consummated on February 17, 2004 and non-compliance with financial covenants.  The Company had entered into a standstill agreement with Quadrangle, however, pursuant to which, among other things, Quadrangle agreed to waive the change in control default and other specified defaults, and the Company agreed, among other things, that it could not borrow any additional amounts under the revolving credit facility.  Upon the expiration or termination of this standstill agreement, Quadrangle could have exercised its rights under the revolving credit facility and declared the indebtedness to be due and payable.  Acceleration of the Quadrangle credit facility, if not rescinded or satisfied, would have caused cross defaults under the Company’s other debt instruments.

Quadrangle Credit Facility

On February 17, 2004, Westar sold approximately 86.8% of the issued and outstanding shares of the Company’s common stock to Quadrangle.  As part of the sale transaction, Westar also assigned to Quadrangle its rights and obligations as the lender under the Company’s revolving credit facility. Quadrangle initially paid approximately $122.2 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, with approximately $1.7 million of the initial payment being consideration for the common stock. In addition, Westar received a right to additional consideration related to post-closing events, and on November 12, 2004, in connection with the Westar tax sharing settlement agreement Quadrangle paid to Westar $32.5 million as additional consideration.

Also on November 12, 2004, the Company entered into an exchange agreement with Quadrangle to restructure the debt under the Quadrangle credit facility.  Upon the closing of the exchange agreement on February 8, 2005, Quadrangle reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120.0 million in exchange for 16 million shares of the Company’s common stock on a post-reverse stock split basis.  In connection with the closing, the Company entered into an amended and restated credit facility with Quadrangle to extend the final maturity on the Quadrangle credit facility and to otherwise amend and restate the Quadrangle credit facility.  The final maturity date under the amended and restated credit agreement is August 15, 2005, provided that the Company may elect to extend the maturity date to January 15, 2006 upon certification that no defaults or events of default then exist and payment of an extension fee of 1% of the total commitment outstanding on August 15, 2005.

In addition, in connection with the restructuring, the Quadrangle credit facility was also amended and restated to include, among other things, the following:

•                  interest rate increased to 700 basis points over the London Interbank Offered Rate (LIBOR), and a requirement, subject to certain restrictions, that all loans be in LIBOR, as opposed to base rate;

•                  mandatory prepayment of 100% of net asset sale or debt proceeds or excess cash, if any, on a monthly basis, subject to the Company’s ability to maintain a minimum cash balance of $7.0 million plus (A) the aggregate amount of all accrued but unpaid interest under the Quadrangle credit facility, 8 1/8% Senior Subordinated Notes, 13 5/8% Senior Subordinated Discount Notes and 7 3/8% Senior Unsecured Notes as of the date of prepayment and (B) the aggregate amount of restricted cash (e.g., any cash necessary to secure letters of credit or maintain insurance);

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

Senior Subordinated Notes

In 1998, the Company issued $350 million aggregate principal amount of unsecured 8 1/8% senior subordinated notes.  As a result of the completion of a registered offer to exchange a new series of 8 1/8% Series B senior subordinated notes for a like amount of the Company’s outstanding 8 1/8% senior subordinated notes, effective June 1, 2001 the annual interest rate on all of such outstanding notes decreased from 8 5/8% to 8 1/8%.  Interest on these notes is payable semi-annually on January 15 and July 15.

The notes are redeemable at the Company’s option, in whole or in part, at a predefined price.

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

Debt Maturities

Debt maturities other than under the Quadrangle credit facility are as follows (dollar amounts in thousands):

2005	$194,157	(a)
2006	—
2007	—
2008	—
2009	110,340
Total	$304,497

(a)           Excludes $0.3 million premium on the 13 5/8% senior subordinated discount notes at December 31, 2004.

Financial and operating covenants

Most of these debt instruments contain restrictions based on earnings before interest, taxes, depreciation, and amortization, or EBITDA.  The definition of EBITDA varies among the various indentures and the Quadrangle credit facility.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense, including amortization of deferred customer acquisition costs and deducting amortization of deferred revenues.  However, under the varying definitions of the indentures, additional adjustments are sometimes required.  In addition, the Quadrangle credit facility contains financial and operating covenants which may restrict the Company’s ability to incur additional debt, pay dividends, make loans or advances and sell assets.

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

See Note 18 “Subsequent Events” for further discussion regarding the restructuring transactions.

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

On January 2, 2004, Westar Energy and Westar Industries filed a Joint Motion with the KCC to sell Westar Industries’ equity interest in Protection One to Quadrangle.  The Joint Motion also sought to assign Westar Industries’ interest in the revolving credit facility to Quadrangle.  In the alternative, the Joint Motion sought permission for Westar Energy to sell its shares of stock in Westar Industries to Quadrangle, at which time Westar Industries’ assets and liabilities would consist of the revolving credit facility and its equity interest in Protection One.  On February 13, 2004, the KCC approved the Joint Motion.

Settlement Regarding Tax Sharing Payments.

The Company was a member of Westar’s consolidated tax group since 1997.  During that time, Westar made payments to the Company for tax benefits attributable to the Company and utilized by Westar in its consolidated tax return pursuant to the terms of a tax sharing agreement.  Following the consummation of the sale of Westar’s ownership interests in the Company, it is no longer a part of the Westar consolidated tax group.

On November 12, 2004, the Company entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement, settled all of the Company’s claims with Westar relating to the tax sharing agreement and settled claims between Quadrangle and Westar relating to the Westar sale transaction.  In accordance with the Westar tax sharing settlement, among other things, Westar paid the Company approximately $45.9 million in cash and transferred to the Company its 7 3/8% senior notes due 2005 with aggregate principal and accrued interest of approximately $27.1 million.  The Company had a receivable balance of $26.1 million at December 31, 2003 relating to the tax sharing agreement with Westar, and the Company recorded a tax benefit of approximately $46.9 million as a result of the Westar tax sharing settlement.  The Company cancelled the 7 3/8% senior notes due 2005 that it received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of the Company’s indebtedness.  The Company also used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment on the revolving credit facility with Quadrangle, further reducing its outstanding indebtedness.  The Company is also potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction.  The Company is unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits.  Due to this uncertainty, the Company has not recorded any tax benefit with respect to any such potential contingent payments.

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

In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc. (PODS) and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees.  Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services.  As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees.  Operation of the subsidiary and the provision of such services were discontinued as of December 31, 2002.  Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002 and net income of $0.3 million for that period are included in the consolidated statements of operations under “discontinued operations.”  The approximately 142 Information Technology employees that had accepted employment with PODS were transferred back to their respective companies as of the December 31, 2002.  PODS had a $1.1 million receivable from Westar Energy as of December 31, 2002.  On March 21, 2003,  Westar Energy paid the Company $1.1 million for the balance due under the outsourcing agreement as of December 31, 2002.

Additional Transactions with Westar

In 2004, the Company received $26.6 million face value of its 7 3/8 % Senior Unsecured Notes from Westar as a result of the tax sharing settlement.  The 7 3/8% Senior Unsecured Notes that were received pursuant to the Westar tax sharing settlement were cancelled, resulting in an approximately $46.6 thousand loss on retirement of debt.  No bonds were repurchased from Westar Industries in 2003.  During 2002 the Company acquired from Westar Industries $83.9 million face value of the Company’s bonds for $66.8 million.  These bonds were purchased at Westar Industries’ cost, which generally approximated fair value.  As a result of these transactions, a gain of $16.6 million was recognized in 2002.

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

Quadrangle Debt Restructuring Reimbursement

In addition to interest accrued and paid under the Quadrangle credit facility, discussed above, the Company paid $0.6 million and owed $0.3 million to Quadrangle for legal expenses incurred by Quadrangle for the year ended December 31, 2004.  The Company has agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to the restructuring of the Company’s indebtedness.  See Note 18, “Subsequent Events” for information relating to the debt restructuring.

Other Related Party Information

The Company’s chief executive officer, Richard Ginsburg, and its chief financial officer, Darius Nevin, held similar positions with Guardian International, Inc. (Guardian) prior to taking their current positions with the Company.  The Company granted Guardian an option to purchase an aggregate of 5,000 shares of the Company’s common stock in connection with the Company’s hiring of Mr. Ginsburg.  See Note 7, “Stock Warrants and Options” for additional discussion regarding these options.

7.             Stock Warrants and Options:

The Company accounts for employee stock options in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, the Company recognizes no compensation expense related to employee stock options that are granted with an exercise price at or greater than the market price on the day of grant.

No options were granted in 2004.  A summary of warrant and option activity for the Company’s common stock from December 31, 2001 through December 31, 2004 (after giving effect to the one-for-fifty shares reverse stock split on February 8, 2005) is as follows:

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

The table below summarizes stock options and warrants for the Company’s common stock outstanding as of December 31, 2004 (after giving effect to the one-for-fifty shares reverse stock split on February 8, 2005):

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

On April 16, 2001, the Company also granted a warrant to purchase an aggregate of 5,000 post-reverse split shares of its common stock to Guardian International, Inc. (Guardian) in connection with the hiring of Richard Ginsburg as the Company’s new chief executive officer, who was formerly the chief executive officer of Guardian.  The warrant has a term of ten years and vested ratably over three years and therefore fully vested in 2004.  The post-reverse split purchase price of the shares issuable pursuant to the option is $66.00 per share while the fair market value of the common stock at the date of the option grant was $89.50 per share resulting in $0.4 million expense in 2001.

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

Management believes the Company’s remaining net deferred tax assets are not likely realizable and therefore the deferred tax assets are fully reserved as can be seen in the table below.  In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment.

Deferred income tax assets and liabilities were composed of the following (dollar amounts in thousands):

	2004	2003
Deferred tax asset, current:
Accrued liabilities	$5,877	$4,085
Accounts receivable, due to allowance	1,285	615
Revolving credit facility	11,150	28,844
Other	(163)	355
Valuation allowance	(18,149)	—
	$—	$33,899
Deferred tax asset, noncurrent:
Net operating loss carryforwards (a)	$14,371	$8,307
Property & equipment	2,357	742
Deferred customer acquisition costs (net of revenues)	(21,223)	(12,795)
Customer accounts	20,632	138,751
Goodwill	4,699	68,321
Other intangibles	10,822	—

OID amortization	—	3,343
Installed systems	—	40,328
AMT credit carryforwards	—	20,001
Other	1,698	(6,280)
Valuation allowance	(33,356)	(8,307)
	$—	$252,411

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

Protection One 401(k) Plan.  The Company makes contributions to the Protection One 401(k) Plan, which contributions are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year.  The Company’s matching contribution may be made in common stock, in cash or in a combination of both stock and cash.  For the years ended December 31, 2004, 2003, and 2002, Protection One made matching cash contributions to the plan of $1.0 million, $1.0 million and $1.1 million, respectively.  The funds of the plan are deposited with a trustee and at each participant’s option in one or more investment funds, including a Company stock fund.  Contributions to the Company stock fund were suspended during 2003, and the Company did not resume contributions in 2004.  The plan was amended effective January 1, 2001 requiring the Company to match employees’ contributions up to specified maximum limits.

Network Multifamily 401(k) Plan.  The Company makes contributions to the Network Multifamily 401(k) Plan, which contributions are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year.  The Company’s matching contribution are made in cash.  For each of the years ended December 31, 2004 and 2003, the Company made matching cash contributions to the plan of $0.2 million.  The Company made matching contributions to the plan of $0.1 million for the year ended December 31, 2002.  The funds of the plan are deposited with a trustee and at each participant’s option in one or more investment funds.

Employee Stock Purchase Plan

Participation in the Employee Stock Purchase Plan, which is referred to as the ESPP, was suspended during 2003 due to the sales process associated with Westar selling its ownership interest in the Company.  All amounts contributed by employees through the ESPP in 2003 were returned in November 2003.  Participation in the ESPP has not resumed.

The ESPP is designed to qualify as an “Employee Stock Purchase Plan” within the meaning of Section 423 of the Internal Revenue Code, and to allow eligible employees to acquire shares of common stock at periodic intervals through their accumulated payroll deductions.  A total of 93,000 post-reverse split shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan and a total of 21,257 post-reverse split shares have been issued including the issuance of 3,005 post-reverse split shares in January 2003.

The purchase price of shares of common stock purchased under the ESPP during any purchase period will be the lower of 85% of the fair market value of the common stock on the first day of that purchase period and 85% of the fair market value of the common stock on the purchase date.

Termination of a participant’s employment for any reason (including death, disability or retirement) cancels participation in the ESPP immediately.  The ESPP will in all events terminate upon the earliest to occur of

•                                the last business day in September 2005;

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

In order to retain the services of senior management and selected key employees who may have felt uncertain about the Company’s future ownership and direction due to the previous discussions with the Company’s creditors regarding the restructuring of the Company’s indebtedness, the Company’s Board of Directors authorized senior management in June 2004 to implement a new key employee retention plan.  The new retention plan applied to approximately 30 senior managers and selected key employees and provided incentives for such individuals to remain with the Company through the restructuring.  These new retention agreements superseded and replaced previous retention agreements which provided additional severance upon a change in control.   The aggregate payout under the plan was approximately $3.9 million of which approximately $3.5 million was accrued for and approximately $0.7 million was paid as of December 31, 2004.  The remaining $3.2 million was paid in January and February of 2005.

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

Prior to moving corporate headquarters in November 2004, the Company rented office space from Westar on a month-to month basis.  The Company paid approximately $0.4 million for rent for the year ended December 31, 2004 and $0.6 million for rent for each of the years ended December 31, 2003 and 2002.

11.                               Fair Market Value of Financial Instruments:

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities.

The fair value of the Company’s debt instruments are estimated based on quoted market prices except for the Quadrangle credit facility, which had no available quote and was estimated by the Company.    At December 31, the fair value and carrying amount of the Company’s debt for the years indicated were as follows (dollar amounts in thousands):

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

12.                               Commitments and Contingencies:

Rogers Litigation

On August 2, 2002, Protection One, Westar and certain of the Company’s former employees, as well as certain third parties, were sued in the District Court of Jefferson County, Texas, by Regina Rogers, a resident of Beaumont, Texas (Case No.  D167654).  Ms. Rogers asserted various claims due to casualty losses, property damage and mental anguish she allegedly suffered as a result of a fire at her residence on August 17, 2000.  Although the complaint did not specify the amount of damages sought, counsel for the plaintiff had previously alleged actual damages of approximately $7.5 million.  On January 24, 2005, all claims against the defendants were settled by the mutual agreement of the parties (and with the consent and participation of the Company’s primary and excess insurance carriers).

Dealer Litigation

On May 10, 2004, Nashville Burglar Alarm, LLC, a former dealer, filed a demand for arbitration against the Company with the American Arbitration Association, or AAA, alleging breach of contract, misrepresentation, breach of implied covenant of good faith, violation of consumer protection statues and franchise law violations.  Nashville Burglar Alarm, along with five other former dealers, was an original plaintiff in a putative class action lawsuit filed against the Company in May 1999, in the U.S.  District Court for the Western District of Kentucky (Total Security Solutions, Inc., et al.  v.  Protection One Alarm Monitoring, Inc., Civil Action No. 3:99CV-326-H).  In that matter, the court granted the Company’s motion to stay the proceeding pending the individual plaintiffs’ pursuit of arbitration as required by the terms of their dealer agreements, and AAA refused plaintiffs’ motion to require that all of the claims of the plaintiffs be heard collectively.

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

University of New Hampshire Litigation

In August 2003, the University of New Hampshire and Dr. Stacia Sower, a professor at the University, filed separate lawsuits against the Company in New Hampshire Superior Court (Stacia Sower v.  Protection One Alarm Monitoring, Inc. and University of New Hampshire v.  Protection One Alarm Monitoring, Inc.  & CU Security, Docket No.  03-C-0199).  The suit arose from the Company’s alleged failure to properly monitor a low-temperature freezer used by the University to store research specimens, which failure allegedly caused damage to or destruction of scientific specimens.

In December 2004, after mediation and negotiations, all claims against the defendants were settled by the mutual agreement of the parties (and with the consent and participation of the Company’s insurance carrier).  The lawsuit was dismissed with prejudice on December 21, 2004.

Milstein Litigation

On May 20, 2003, Joseph G. Milstein filed a putative class action suit against the Company in Los Angeles Superior Court (Milstein v.  Protection One Alarm Services, Inc., John Does 1-100, including Protection One Alarm Monitoring, Inc., Case No.  BC296025).  The complaint alleges that Mr. Milstein and similarly situated Protection One customers in California should not be required to continue to pay for alarm services during the term of their contracts if the customer moves from the monitored premises.  The complaint seeks money damages and disgorgement of profits based on several purported causes of action.  On May 29, 2003, the plaintiff added the Company as a defendant in the lawsuit.  On October 28, 2003, the Court granted the Company’s motion to compel arbitration of the dispute pursuant to the terms of the customer contract.

A Clause Construction hearing was conducted August 10, 2004, and on October 27, 2004, the arbitrator ruled that the arbitration clause permits the plaintiff to seek to proceed on behalf of a class.  On February 24, 2005, a class certification hearing was conducted and the parties are awaiting the arbitrator’s ruling on whether the matter may proceed as a class action.  Discovery has commenced in the matter.

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

On January 25, 2005, the court granted the Company’s motion to dismiss all of plaintiff’s causes of action against it and on February 8, 2005 entered its final order dismissing such claims.

Atlanta Public School Litigation

In May 2004, the Atlanta Independent School District, or AISD, filed third-party claims against the Company in the Superior Court of Fulton County, Georgia (Open Options Systems, Inc. v. Atlanta Independent School District v. Protection One Alarm Monitoring, Inc. d/b/a Protection One, Civil Action No. 2004-CV-84437).  The initial complaint in this litigation was filed in April 2004 by Open Options Systems, Inc. against the Atlanta Independent School District.  Open Options claims the AISD owes Open Options approximately $1.5 million in connection with work on school security systems that was performed by Open Options pursuant to one or more contracts awarded by the AISD to Monitoring.  The AISD asserted defenses and counterclaims against Open Options and third-party claims against Monitoring.  The AISD’s allegations include that the AISD has paid all the money it owes, that certain work was not performed at all or was performed improperly, that AISD and the Company (not Open Options) are the parties to any contracts covering the work, that the Company fraudulently misrepresented the contractual relationship between the Company and Open Options, and that the Company is obligated to indemnify the AISD against the claims by Open Options against the AISD.

Subsequently, the Company and Open Options each filed claims against the other.  Open Options’ claims include that the Company failed to pay Open Options money that Monitoring received for work performed by Open Options, and that Open Options and the Company must arbitrate (rather than litigate) the claims each has against the other.  The Company’s claims include that Open Options must indemnify the Company against the claims of the AISD, and that the Company is entitled to offset claims by the Company against Open Options against any claims Open Options may have against the Company.

Discovery is ongoing, and is scheduled to continue until July 2005.  The Court has not yet set a trial date.  In connection with this litigation, the Company intends to vigorously assert its counterclaims and cross-claims, and to vigorously defend against any and all claims against the Company.  In the opinion of management, the net outcome of these disputes will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

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

Debt Restructuring Charges

In addition to its own financial and legal advisors, the Company agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to the restructuring of the Company’s indebtedness. In addition to amounts paid to the financial and legal advisors, the Company paid success and other fees to the financial advisors in an aggregate amount of approximately $6.9 million in February 2005. For the twelve months ended December 31, 2004, the Company expensed $7.9 million relating to these advisors.

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

Administrative Services Agreement

The Company understands that Westar Energy, Inc. may claim that the Company should reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative service agreement, described in Note 6, “Related Party Transactions —Administrative Services Agreement.”

13.                               Segment Reporting:

The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets.

Protection One’s reportable segments include Protection One Monitoring (formerly referred to as North America), and Network Multifamily. Protection One Monitoring provides residential, commercial, and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers in the United States of America. Network Multifamily provides security alarm services to apartments, condominiums and other multifamily dwellings. During the third quarter of 2002, the Company identified a new reportable segment, Data Services, with the creation of PODS. As discussed in Note 6, “Related Party Transactions,” the operations of this segment were discontinued in the fourth quarter of 2002, and accordingly, they are not included in the amounts reported below.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenues) and other items, referred to as Adjusted EBITDA.

Reportable segments (dollar amounts in thousands):

	For the year ended December 31, 2004
	Protection One Monitoring (1)	Network Multi- family(2)	Adjustments (3)	Consolidated Total
Revenue	$231,513	$37,746		$269,259
Adjusted EBITDA (4)	71,414	16,402		87,816
Amortization of intangibles and depreciation expense	73,560	4,895		78,455
Amortization of deferred costs in excess of amortization of deferred revenues	16,757	4,785		21,542
Change in control, debt restructuring and retention bonus expense	25,681	2,167		27,848
Operating income (loss)	(44,584)	4,555		(40,029)
Interest income	490	—		490
Interest expense	41,312	3,576		44,888
Segment assets	446,689	82,676	(68,321)	461,044
Expenditures for property	8,830	493		9,323
Investment in new accounts, net	18,585	2,832		21,417

	For the year ended December 31, 2003
	Protection One Monitoring (1)	Network Multi- family (2)	Adjustments (3)	Consolidated Total
Revenue	$238,999	$38,086		$277,085
Adjusted EBITDA (4)	73,161	15,652		88,813
Amortization of intangibles and depreciation expense	75,335	4,917		80,252
Amortization of deferred costs in excess of amortization of deferred revenues	12,874	4,153		17,027
Retention bonus and sale expense	4,674	1,493		6,167
Operating income (loss)	(19,722)	5,089		(14,633)
Interest income	862	—		862
Interest expense	36,033	4,930		40,963
Segment assets	778,384	91,331	(60,693)	809,022
Expenditures for property	6,553	897		7,450
Investment in new accounts, net	19,623	4,659		24,282

	For the year ended December 31, 2002
	Protection One Monitoring (1)	Network Multi- family (2)	Adjustments (3)	Consolidated Total
Revenue	$252,504	$38,076		$290,580
Adjusted EBITDA (4)	73,021	15,167		88,188
Amortization of intangibles and depreciation expense	77,173	5,267		82,440
Amortization of deferred costs in excess of amortization of deferred revenues	14,644	5,070		19,714
Facility closure and severance expense	4,036	—		4,036
Impairment charge	442,041	—		442,041
Operating income (loss)	(464,873)	4,830		(460,043)
Interest income	1,321	—		1,321
Interest expense	39,051	5,293		44,344
Segment assets	791,593	98,757	(52,778)	837,572
Expenditures for property	7,046	1,010		8,056
Investment in new accounts, net	24,373	5,745		30,118

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

(4)          Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as income (loss) before income taxes or cash flow from operations. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company. See the table below for the reconciliation of Adjusted EBITDA to consolidated income (loss) before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.

	Year Ended December 31,
	2004	2003	2002
	Consolidated	Consolidated	Consolidated
	(Dollars in thousands)
Income (loss) before income taxes	$(84,327)	$(51,905)	$(483,127)
Plus:
Interest expense	44,398	40,101	43,023
Amortization of intangibles and depreciation expense	78,455	80,252	82,440
Amortization of deferred costs in excess of amortization of deferred revenues	21,542	17,027	19,714
Reorganization costs (a)	27,848	6,167	4,036
Loss on impairment	—	—	442,041
Less:
Gain on retirement of debt	—	—	$(19,337)
Other income	$(100)	$(2,829)	$(602)
Adjusted EBITDA	$87,816	$88,813	$88,188

(a)          Reorganization costs for 2004 include change in control, debt restructuring and retention bonus expense. Reorganization costs for 2003 include retention bonus and sale expense. Reorganization costs for 2002 include facility closure and severance expense.

14.                               Impairment Charges:

Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SAFS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets. To implement the standards, the Company engaged an independent appraisal firm to help estimate the fair values of goodwill and customer accounts. Based on this analysis, the Company recorded a net charge of approximately $765.2 million in the first quarter of 2002. The charge is detailed as follows:

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

Another impairment test was completed by the Company as of July 1, 2002 (the date selected for its annual impairment test), with the independent appraisal firm providing the valuation of the estimated fair value of its reporting units, and no impairment was indicated. After regulatory actions (see Item 8, Note 6 “Related Party Transactions”), including Kansas Corporation Commission Order No. 55, which prompted Westar to advise the Company that it intended to dispose of its investment in the Company, an independent appraisal firm was retained to perform an additional valuation of the Company’s reporting units, so an impairment test as of December 31, 2002 could be performed. The order limited the amount of capital Westar Energy could provide to the Company, which increased its risk profile. Therefore, the Company reevaluated its corporate forecast, reducing the amount of capital invested over the forecast horizon and lowered the base monthly recurring revenue to incorporate actual 2002 results, which resulted in a lower valuation than the July 1, 2002 valuation. In December 2002, the Company recorded an additional $90.7 million impairment charge, net of $13.3 million tax, to reflect the impairment of all remaining goodwill of its Protection One Monitoring segment.

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

The Company completed its annual impairment testing during the third quarter of 2004 and 2003 on its Network Multifamily segment and determined that no additional impairment of goodwill was required. The Company’s Protection One Monitoring segment has no goodwill and, therefore, does not require testing.

A deferred tax asset in the amount of $190.7 million was recorded in the first quarter of 2002 for the tax benefit estimated above and an additional deferred tax benefit of $13.3 million was recorded with the fourth quarter impairment charge. As a result of the sale transaction whereby Westar sold its investment in the Company, the Company’s net deferred tax assets, which were $286.3 million at December 31, 2003, are not expected to be realizable and the Company is not expected to be in a position to record a tax benefit for losses incurred.

15.                               Going Concern and Management’s Plan:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2003, the Company faced liquidity problems caused by continuing net losses, the impact of the change of control on the Company’s cash flow from operations and a significant debt burden. During 2004, the Company improved its capital structure through a tax sharing settlement with Westar and Quadrangle. The Company also executed a debt-for-equity exchange with Quadrangle and an extension of the maturity of the Quadrangle credit facility with closing of both transactions expected to occur in early 2005. At December 31, 2004 the Company’s liabilities included $395.4 million of current maturities of its senior debt and the Company continued to face similar conditions to those it faced at December 31, 2003. Absent a recapitalization and restructuring of its debts, the Company’s projected cash flows would have been insufficient to support its debt balances.

Subsequent to year-end, the Company did consummate the debt-for-equity exchange with Quadrangle and the extension of the Quadrangle credit facility. The Company has retired $152.9 million of debt that was outstanding on December 31, 2004. In aggregate, approximately $194.0 million of its senior debt that was outstanding on September 30, 2004 has been retired.

Westar Tax Sharing Settlement. On November 12, 2004, the Company entered into a tax sharing settlement with Westar and Quadrangle. In accordance with the Westar tax sharing settlement, Westar, among other things, paid the Company approximately $45.9 million in cash and transferred to it a portion of the Company’s 7 3/8% Senior Unsecured Notes, with aggregate principal and accrued interest of approximately $27.1 million that had been held by Westar. The Company has cancelled the 7 3/8% Senior Unsecured Notes that it received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of our indebtedness. The Company used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment and a $2.2 million interest payment on the Quadrangle credit facility, further reducing its outstanding indebtedness.

Debt-for-Equity Exchange. On November 12, 2004, the Company entered into an exchange agreement with Quadrangle to restructure the debt under the Quadrangle credit facility. Upon the closing of the exchange agreement on February 8, 2005, Quadrangle reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120.0 million in exchange for 16 million shares of the Company’s common stock on a post-reverse stock split basis. The newly issued shares, together with the shares currently owned by Quadrangle, resulted in Quadrangle’s owning approximately 97.3% of the Company’s common stock as of the closing of the debt-for-equity exchange.

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

The Company’s overall goal is to strengthen its leadership position in delivering security monitoring services and related installation services in principal markets across the United States in order to improve returns on the capital it invests creating and serving customers. Specific goals include (i) lowering attrition rates; (ii) reducing acquisition costs for each dollar of RMR created; (iii) increasing RMR additions; and (iv) increasing the efficiency of monitoring and service activities. The Company plans to achieve these objectives by building upon its core strengths, including its national branch platform, its improving brand recognition, its internal sales force model and its highly skilled and experienced management team and workforce.

16.                               Summarized Combined Financial Information of the Subsidiary Guarantors of Debt:

Protection One Alarm Monitoring, Inc., a wholly-owned subsidiary of the Company, has debt securities outstanding (see Note 5, “Debt”) that are fully and unconditionally guaranteed by Protection One, Inc. The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., Network Multifamily and all other subsidiaries. Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Consolidating Statement of Operations

For the year ended December 31, 2004

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$201,228	$36,074	$10,196	—	$247,498
Other	—	20,089	1,672	—	—	21,761
Total revenues	—	221,317	37,746	10,196	—	269,259
Cost of revenues:
Monitoring and related services	—	57,292	7,836	4,470	—	69,598
Other	—	25,810	6,171	—	—	31,981
Total cost of revenues	—	83,102	14,007	4,470	—	101,579
Gross profit	—	138,215	23,739	5,726	—	167,680
Operating expenses:
Selling	—	30,733	2,465	297	—	33,495
General and administrative	4,752	56,124	9,537	964	—	71,377
Change in control and debt restructuring costs	22,839	—	1,543	—	—	24,382
Amortization and depreciation	2	73,046	4,895	512	—	78,455
Holding company allocation	(3,720)	2,976	744	—	—	—
Corporate overhead allocation	—	(1,123)	—	1,123	—	—
Total operating expense	23,873	161,756	19,184	2,896	—	207,709
Operating income (loss)	(23,873)	(23,541)	4,555	2,830	—	(40,029)
Other income (loss):
Interest income (expense) (a)	—	(22,744)	(3,576)	4	—	(26,316)
Related party interest	—	(18,082)	—	—	—	(18,082)
Other	—	100	—	—	—	100
Equity lossin subsidiary	(302,029)	(231)	—	—	302,260	—
Loss from continuing operations before income taxes	(325,902)	(64,498)	979	2,834	302,260	(84,327)
Income tax (expense) benefit	1,996	(237,531)	(2,282)	(1,762)		(239,579)
Net income (loss)	(323,906)	(302,029)	(1,303)	1,072	302,260	(323,906)

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

(a) Protection One Alarm Monitoring, Inc. allocated $4,930 of its interest expense to Network Multifamily

Consolidating Statement of Operations

For the year ended December 31, 2002

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$224,642	$36,824	$9,388	$—	$270,854
Other	—	18,474	1,252	—	—	19,726
Total revenues	—	243,116	38,076	9,388	—	290,580
Cost of revenues:
Monitoring and related services	—	66,654	8,310	3,671	—	78,635
Other	—	28,347	6,176	—	—	34,523
Total cost of revenues	—	95,001	14,486	3,671	—	113,158
Gross profit	—	148,115	23,590	5,717	—	177,422
Operating expenses:
Selling	—	25,995	2,265	347	—	28,607
General and administrative	6,538	68,279	9,994	(434)	—	84,377
Amortization and depreciation	1	76,673	5,267	499	—	82,440
Loss on impairment of customer accounts	—	332,597	—	5,507	—	338,104
Loss on impairment of goodwill	—	103,937	—	—	—	103,937
Holding company allocation	(7,256)	6,022	1,234	—	—	—
Corporate overhead allocation	—	(2,146)	—	2,146	—	—
Aviation services	(2,238)	—	—	2,238	—	—
Total operating expense	(2,955)	611,357	18,760	10,303	—	637,465
Operating income (loss)	2,955	(463,242)	4,830	(4,586)	—	(460,043)
Other income (loss):
Interest income (expense)(a)	1,043	(24,030)	(5,293)	10	—	(28,270)
Related party interest	—	(14,753)	—	—	—	(14,753)
Gain on retirement of debt	—	19,337	—	—	—	19,337
Other	—	598	—	4	—	602
Equity lossin subsidiary	(883,524)	(107,622)	—	—	991,146	—
Loss from continuing operations before income taxes	(879,526)	(589,712)	(463)	(4,572)	991,146	(483,127)
Income tax (expense) benefit	(1,329)	151,545	(2,075)	711		148,852
Loss from continuing operations before accounting change	(880,855)	(438,167)	(2,538)	(3,861)	991,146	(334,275)
Gain (loss) from discontinued operations	—	482	—	(3,449)	—	(2,967)
Cumulative effect of accounting change, net of taxes
Continuing operations	—	(444,378)	(96,952)	—	—	(541,330)
Discontinued operations	—	—	—	(2,283)	—	(2,283)
Net income (loss)	$(880,855)	$(882,063)	$(99,490)	$(9,593)	$991,146	$(880,855)

(a) Protection One Alarm Monitoring, Inc. allocated $5,293 of its interest expense to Network Multifamily

Consolidating Statement of Assets and Liabilities (Deficiency in Assets)

December 31, 2004

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$51,944	$159	$425	$—	$52,528
Restricted cash	—	926	—	—	—	926
Receivables, net	—	20,662	2,176	1,381	—	24,219
Inventories, net	—	3,016	2,212	—	—	5,228
Prepaid expenses	248	4,567	978	—	—	5,793
Other miscellaneous receivables	—	5,494	—	—	—	5,494
Other	—	2,336	—	39	—	2,375
Total current assets	248	88,945	5,525	1,845	—	96,563
Property and equipment, net	14	29,061	1,709	368	—	31,152
Customer accounts, net	—	166,542	8,781	832	—	176,155
Goodwill	—	—	41,847	—	—	41,847
Deferred customer acquisition costs	—	82,496	24,814	—	—	107,310
Other	—	8,017	—	—	—	8,017
Accounts receivable (payable) to (from) associated companies (a)	(33,088)	85,144	(68,321)	16,265	—	—
Investment in POAMI	(141,475)	—	—	—	141,475	—
Investment in Network Multifamily	—	4,798	—	—	(4,798)	—
Investment in Non-guarantors	—	17,940	—	—	(17,940)	—
Total assets	$(174,301)	$482,943	$14,355	$19,310	$118,737	$461,044

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt	$—	$395,417	$—	$—	$—	$395,417
Accounts payable	—	1,496	770	—	—	2,266
Accrued liabilities	3,308	31,164	2,358	258	—	37,088
Due to related parties	—	335	—	—	—	335
Deferred revenue	—	32,447	458	1,112	—	34,017
Total current liabilities	3,308	460,859	3,586	1,370	—	469,123
Long-term debt, net of current portion	—	110,340	—	—	—	110,340
Deferred customer acquisition revenue	—	52,186	5,247	—	—	57,433
Other	—	1,033	724	—	—	1,757
Total Liabilities	3,308	624,418	9,557	1,370	—	638,653

Stockholders’ Equity (Deficiency in Assets)
Common stock	26	2	1	—	(3)	26
Additional paid in capital	1,380,728	1,344,325	147,799	13,708	(1,505,832)	1,380,728
Accumulated other comprehensive income	162	162	—	—	(162)	162
Retained earnings (deficit)	(1,523,913)	(1,485,964)	(143,002)	4,232	1,624,734	(1,523,913)
Treasury stock	(34,612)	—	—	—	—	(34,612)
Total stockholders’ equity (deficiency in assets)	(177,609)	(141,475)	4,798	17,940	118,737	(177,609)
Total liabilities and stockholders’ equity (deficiency in assets)	$(174,301)	$482,943	$14,355	$19,310	$118,737	$461,044

(a) Includes $53,873 payable to Protection One Alarm Monitoring from Network Multifamily related to allocations of interest charges.

Consolidating Statement of Assets and Liabilities

December 31, 2003

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Subsidiary Non- Guarantors	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$—	$33,831	$650	$722	$—	$35,203
Restricted cash	—	1,810	—	—	—	1,810
Receivables, net	—	20,125	2,365	1,180	—	23,670
Inventories, net	—	3,586	2,635	—	—	6,221
Prepaid expenses	84	4,901	537	—	—	5,522
Related party tax receivable	—	26,088	—	—	—	26,088
Deferred tax assets	143	33,051	641	64	—	33,899
Other miscellaneous receivables	—	1,419	—	—	—	1,419
Other	—	2,536	—	—	—	2,536
Total current assets	227	127,347	6,828	1,966	—	136,368
Property and equipment, net	3	29,572	1,978	368	—	31,921
Customer accounts, net	—	230,630	12,935	1,179	—	244,744
Goodwill	—	—	41,847	—	—	41,847
Deferred tax assets, net of current portion	1,400	250,055	—	956	—	252,411
Deferred customer acquisition costs	—	66,482	27,743	—	—	94,225
Other	—	7,506	—	—	—	7,506
Accounts receivable (payable) to (from) associated companies (a)	(15,148)	62,098	(60,693)	13,743	—	—
Investment in POAMI	160,471	—	—	—	(160,471)	—
Investment in Network Multifamily	—	19,483	—	—	(19,483)	—
Investment in Non-guarantors	—	16,868	—	—	(16,868)	—
Total assets	$146,953	$810,041	$30,638	$18,212	$(196,822)	$809,022

Liabilities and Stockholder Equity
Current liabilities:
Current portion of long-term debt	$—	$215,500	$—	$—	$—	$215,500
Accounts payable	—	3,890	1,151	—	—	5,041
Accrued liabilities	726	27,935	2,308	289	—	31,258
Due to related parties	53	220	—	—	—	273
Deferred revenue	—	31,522	676	1,055	—	33,253
Total current liabilities	779	279,067	4,135	1,344	—	285,325
Long-term debt, net of current portion	—	331,874	—	—	—	331,874
Deferred customer acquisition revenue	—	37,986	6,223	—	—	44,209
Other	—	643	797	—	—	1,440
Total Liabilities	779	649,570	11,155	1,344	—	662,848

Stockholders’ Equity
Common stock	26	2	1	—	(3)	26
Additional paid in capital	1,380,689	1,202,627	161,181	13,433	(1,377,241)	1,380,689
Accumulated other comprehensive income	78	78	—	—	(78)	78
Retained earnings (deficit)	(1,200,007)	(1,042,236)	(141,699)	3,435	1,180,500	(1,200,007)
Treasury stock	(34,612)	—	—	—	—	(34,612)
Total stockholders’ equity	146,174	160,471	19,483	16,868	(196,822)	146,174
Total liabilities and stockholders’ equity	$146,953	$810,041	$30,638	$18,212	$(196,822)	$809,022

(a) Includes $50,297 payable to Protection One Alarm Monitoring from Network Multifamily related to allocations of interest charges.

Consolidating Condensed Statement of Cash Flows

December 31, 2004

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17,875)	$68,750	$8,548	$2,391	$—	$61,814
Cash flows from investing activities:
Installation and purchases of new accounts	—	—	—	(14)	—	(14)
Deferred customer acquisition costs	—	(39,267)	(3,453)	—	—	(42,720)
Deferred customer acquisition revenue	—	20,697	620	—	—	21,317
Purchase of property and equipment	(13)	(8,666)	(493)	(151)	—	(9,323)
Proceeds from disposition of assets and sale of customer accounts	—	329	42	—	—	371
Net cash used in investing activities	(13)	(26,907)	(3,284)	(165)	—	(30,369)
Cash flows from financing activities:
Payment on long-term debt	—	(14,500)	—	—	—	(14,500)
Proceeds from sale of trademark	—	160	—	—	—	160
Funding from Westar	(53)	273	—	—	—	220
Due to (from) related companies	17,941	(9,663)	(5,755)	(2,523)	—	—
Net cash provided by (used in) financing activities	17,888	(23,730)	(5,755)	(2,523)	—	(14,120)
Net increase (decrease) in cash and cash equivalents	—	18,113	(491)	(297)	—	17,325
Cash and cash equivalents:
Beginning of period	—	33,831	650	722	—	35,203
End of period	$—	$51,944	$159	$425	$—	$52,528

Consolidating Condensed Statement of Cash Flows

December 31, 2003

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$846	$46,841	$9,382	$1,966	$—	$59,035
Cash flows from investing activities:
Installation and purchases of new accounts	—	(296)	—	(15)	—	(311)
Deferred customer acquisition costs	—	(37,457)	(5,366)	—	—	(42,823)
Deferred customer acquisition revenue	—	18,145	707	—	—	18,852
Purchase of property and equipment	(3)	(6,227)	(897)	(323)	—	(7,450)
Sale of AV-One, Inc.	1,411	—	—	—	—	1,411
Proceeds from disposition of assets and sale of customer accounts	19	2,702	129	—	—	2,850
Net cash provided by (used in) investing activities	1,427	(23,133)	(5,427)	(338)	—	(27,471)
Cash flows from financing activities:
Payment on long-term debt	—	(10,159)	—	—	—	(10,159)
Sale of parent company stock held as treasury	11,940	—	—	—	—	11,940
Purchase of treasury stock	(3)	—	—	—	—	(3)
Proceeds from sale of trademark	—	450	—	—	—	450
Issuance costs and other	285	74	—	—	—	359
Funding from Westar	599	(1,321)	—	—	—	(722)
Due to (from) related companies	(15,094)	20,590	(4,085)	(1,411)	—	—
Net cash provided by (used in) financing activities	(2,273)	9,634	(4,085)	(1,411)	—	1,865
Net cash provided by discontinued operations	—	229	—	—	—	229
Net increase (decrease) in cash and cash equivalents	—	33,571	(130)	217	—	33,658
Cash and cash equivalents:
Beginning of period	—	260	780	505	—	1,545
End of period	$—	$33,831	$650	$722	$—	$35,203

Consolidating Condensed Statement of Cash Flows

December 31, 2002

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Network Multifamily	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	871	33,063	9,116	341	—	43,391
Cash flows from investing activities:
Installation and purchases of new accounts	—	(1,766)	156	(43)	—	(1,653)
Deferred customer acquisition costs	—	(39,144)	(6,389)	—	—	(45,533)
Deferred customer acquisition revenue	—	16,424	644	—	—	17,068
Purchase of property and equipment	29	(7,075)	(1,010)	—	—	(8,056)
Purchase of parent company bonds	—	(67,492)	—	—	—	(67,492)
Proceed from sale of parent company bonds	—	67,492	—	—	—	67,492
Purchase of AV-One, Inc.	(1,378)	—	—	—	—	(1,378)
Proceeds from disposition of assets and sale of customer accounts	—	17,893	712	4		18,609
Net cash used in investing activities	(1,349)	(13,668)	(5,887)	(39)	—	(20,943)
Cash flows from financing activities:
Payment on long-term debt	—	(84,032)	—	—	—	(84,032)
Proceeds from long-term debt	—	44	—	—	—	44
Borrowings from revolving credit facility	—	78,000	—	—	—	78,000
Purchase of parent company stock held as treasury	(13,537)	—	—	—	—	(13,537)
Purchase of treasury stock	(2,178)	—	—	—	—	(2,178)
Issuance costs and other	462	(2,403)	—	—	—	(1,941)
Funding from Westar	(2,638)	1,332	—	—	—	(1,306)
Due to (from) related companies	18,369	(14,232)	(2,611)	(1,526)	—	—
Net cash provided by (used in) financing activities	478	(21,291)	(2,611)	(1,526)	—	(24,950)
Net cash provided by discontinued operations	—	376	—	—	—	376
Net increase (decrease) in cash and cash equivalents	—	(1,520)	618	(1,224)	—	(2,126)
Cash and cash equivalents:
Beginning of period	—	1,780	162	1,729	—	3,671
End of period	—	260	780	505	—	1,545

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

The net operating losses of the Canadian operations are included in the consolidated statements of operations under “discontinued operations.” The net operating loss for the year ended December 31, 2002 of $1.6 million includes an impairment loss on customer accounts of approximately $1.9 million. An impairment charge of $2.3 million relating to the Canadian operations’ goodwill is reflected in the consolidated statement of operations as a cumulative effect of accounting change on discontinued operations. Revenues from these operations were $4.2 million for the period ended July 9, 2002 compared to $8.2 million for the year ended December 31, 2001.

In June 2002, the Company formed a wholly owned subsidiary named Protection One Data Services, Inc., known as PODS, and on July 1, 2002 transferred to it approximately 42 of its Information Technology employees. Effective July 1, 2002, PODS entered into an outsourcing agreement with Westar Energy pursuant to which PODS provided Westar Energy information technology services. As a condition of the agreement, PODS offered employment to approximately 100 Westar Energy Information Technology employees. Operation of the subsidiary and the supply of such services to Westar Energy were discontinued as of December 31, 2002. The approximately 142 Information Technology employees that had accepted employment with PODS returned to their respective companies as of the end of the year. The net income of PODS operations of approximately $0.3 million is included in the consolidated statements of operations under “discontinued operations.” Revenues from these operations totaled $11.2 million for the six months of their operation ending December 31, 2002. PODS had $1.1 million in receivables from Westar Energy and $0.4 million in accounts payable as of December 31, 2002.

18.                               Subsequent Events:

On February 8, 2005, the Company and Quadrangle completed a restructuring which was initiated on November 12, 2004 upon the Company’s execution of the tax sharing settlement with Westar, which settlement was facilitated by the Company’s contemporaneous execution of a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock on a post-reverse stock split basis. Other aspects of the restructuring included a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock and the implementation of a management incentive plan. The newly issued shares, together with the shares currently owned by Quadrangle, resulted in Quadrangle’s owning approximately 97.3% of the Company’s common stock as of the closing of the debt-for-equity exchange. In connection with the closing, the Company also amended its certificate of incorporation, entered into an amended and restated credit facility, stockholders agreement and registration rights agreement with Quadrangle, implemented a management incentive plan and will consider adoption of push down accounting.

Amendment of Certificate of Incorporation. In connection with the debt-for-equity exchange, following stockholder approval on February 8, 2005, the Company amended and restated its certificate of incorporation to provide for a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock, the elimination of its Series F and Series H preferred stock and an election not to be governed by Section 203 of the Delaware Corporation Law, which section potentially restricts transactions involving certain integrated stockholders.

Amendment of the Quadrangle Credit Facility. Pursuant to the exchange agreement entered into in connection with the restructuring, Quadrangle agreed to extend the final maturity on the Quadrangle credit facility and to otherwise amend and restate the Quadrangle credit facility. See Note 5 “Debt” for further discussion.

Stockholders Agreement and Composition of Board of Directors. In connection with the restructuring, the Company also entered into a stockholders agreement with Quadrangle. The stockholders agreement contains certain agreements with respect to corporate governance following the restructuring, including, but not limited to, the composition of the Company’s board of directors. The parties to the stockholders agreement are generally required to use their reasonable best efforts to cause the board of directors to consist of five members immediately following the completion of the debt-for-equity exchange, comprised as follows:

•                  three members designated by Quadrangle (two directors designated by POI Acquisition, L.L.C. and one director designated by Quadrangle Master Funding Ltd);

•                  the Company’s President and Chief Executive Officer, Richard Ginsburg; and

•                  one independent director selected by a majority of the other directors.

In connection with the closing of the debt-for-equity exchange, the size of the board of directors was increased to four directors, and David Tanner, Steven Rattner and Michael Weinstock, managing principals of Quadrangle, were appointed to the board.

Ben M. Enis, a Company director since 1994, and James Q. Wilson, a Company director since 1996, resigned from the Board to accommodate these additions. The Company’s President and Chief Executive Officer, Richard Ginsburg, continues to serve as a director. At the March 11, 2005 meeting of the board of directors, Robert J. McGuire was appointed to the board as the independent director and was selected as chairman of the board’s audit committee.

In the event POI Acquisition, L.L.C. or its affiliates owns less than 25% of the Company’s common shares issued and outstanding as of the restructuring, POI Acquisition, L.L.C. shall have the right to designate one director instead of two. In the event either POI Acquisition, L.L.C. or Quadrangle Master Funding Ltd owns less than 10% of our common shares issued and outstanding as of the restructuring, such entity will lose the ability to designate a member to the board of directors. If and for so long as POI Acquisition, L.L.C. owns at least 40% of the outstanding shares of our common stock, it shall have the right to elect to increase the size of the board by one director, which it shall be entitled to designate.

In accordance with the stockholders agreement, the Company amended its bylaws following the restructuring to prevent the Company from voluntarily filing for bankruptcy, merging or consolidating with another entity until February 8, 2007 or from selling all or substantially all of its assets without written consent of Quadrangle Master Funding Ltd. The stockholders agreement also includes voting agreements, certain restrictions on the transfer of the Company’s common stock, drag-along rights in favor of POI Acquisition, L.L.C. and tag-along rights in favor of Quadrangle Master Funding Ltd, all upon customary terms and subject to certain customary exceptions (including exceptions for certain transfers among affiliates). In addition, the stockholders agreement provides the Quadrangle parties with the right to participate on a proportional basis in any future equity issuance by the Company, except for issuances pursuant to registered public offerings, business combination transactions or officer, employee, director or consultant arrangements.

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

Repurchase of Outstanding 13 5/8% Senior Subordinated Discount Notes. In connection with the restructuring and as required by the indenture governing the Company’s outstanding 13 5/8% senior subordinated discount notes, the Company also initiated a change of control repurchase offer at 101% for the approximately $29.9 million of outstanding 13 5/8% senior subordinated discount notes. The Company completed the repurchase of all of these notes on March 11, 2005.

Management Incentive Plan. As a condition to the completion of the debt-for-equity exchange, the Company implemented a management incentive plan that included an equity investment opportunity for its executive officers, stock appreciation rights (SARs) for its senior executive officers and a new stock option plan.

Equity Investment. As part of the management incentive plan offered in connection with the restructuring, certain members of management invested an aggregate of $1.75 million and received an aggregate of 233,334 shares of common stock on a post-reverse stock split basis. The shares were purchased pursuant to a management shareholders’ agreement entered into among the Company, Quadrangle and the management stockholder. The agreement contains tag-along, drag-along, piggyback registration rights and other provisions.

Stock Appreciation Rights Plan. Pursuant to the management incentive plan, Messrs. Ginsburg, Nevin, Pefanis and Williams received an aggregate of approximately 2.0 million SARs, on a post-reverse stock split basis. The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means Quadrangle’s sale of at least 60% of its equity interest in the Company, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011. The exercise price of the SARs is $4.50 and increases by 9% per annum, which the Company refers to as the fixed return, compounded annually, beginning on February 8, 2006. If Quadrangle sells less than 60% of its equity interest in the Company, the exercise price applicable to an equivalent percentage of management’s SARs would be based on the fixed return through the date of such sale. Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder of a SAR to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder’s right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that the Company may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

2004 Stock Option Plan. The 2004 Stock Option Plan became effective upon the consummation of the debt-for-equity exchange on February 8, 2005. Under the 2004 Stock Option Plan, certain executive officers and selected management employees were granted options to purchase an aggregate of 1,792,947 shares of common stock, on a post-reverse stock split basis. The options initially granted under the plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale. Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of a certain permissible distribution events (as defined in the SAR Plan) and (2) February 8, 2011, provided that if an option holder’s right to receive stock is converted pursuant to the plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

Push Down Accounting. The Company is currently evaluating whether it will be required to adopt a new basis of accounting as a result of Quadrangle’s increased ownership following the debt-for-equity exchange. In accordance with SEC Staff Accounting Bulletin Topic 5J, the Company may be required to “push down” Quadrangle’s cost of acquiring its 97.3% interest in the Company to the Company’s assets and liabilities. If adopted, the “push-down” accounting adjustments will not impact cash flows. The primary impact of the adjustments will be to the carrying values of certain long-term assets and liabilities as well as to shareholders’ equity.

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

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                  1. The following financial statements are included in Item 8, “Financial Statements and Supplementary Data.”

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity (Deficiency in Assets)

2.               The following financial statement schedule is included in Item 8, “Financial Statements and Supplementary Data.”

Schedule II - Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.               The following documents are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation, effective as of February 8, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”)).

3.2

Certificate of Incorporation of Monitoring, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (Registration Number 333-09401) originally filed by Monitoring and, inter alia, POI on August 1, 1996 (the “August 1996 Form S-3”)).

3.3	By-laws of Protection One, Inc., as amended and restated March 17, 2005 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated March 17, 2005.

3.4

By-laws of Protection One Alarm Monitoring, Inc., as amended and restated June 24, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended June 30, 2004).

4.1

Indenture dated as of May 17, 1995, among Monitoring, as Issuer, POI, inter alia, as Guarantor, and The First National Bank of Boston (“FNBB”), as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 33-94684) originally filed by POI and, inter alia, Monitoring on July 18, 1995 (the “1995 Form S-4”)).

4.2

First Supplemental Indenture dated as of July 26, 1996, among Monitoring, as Issuer, POI, inter alia, as Guarantor and State Street Bank and Trust Company (“SSBTC”) as successor to FNBB as Trustee (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by POI and Monitoring of the year ended September 30, 1996 (the “Fiscal 1996 Form 10-K”)).

4.3

Second Supplemental Indenture dated as of October 28, 1996, among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.3 to the Fiscal 1996 Form 10-K)).

4.4

Third Supplemental Indenture dated as of February 14, 2000 among Monitoring as Issuer, POI inter alia, as Guarantor and SSBTC as Trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2000 (the “Fiscal 2000 Form 10-K”)).

4.5

Indenture, dated as of August 17, 1998, among Monitoring, as issuer, POI as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by POI and Monitoring on September 22, 1998).

4.6

Indenture, dated as of December 21, 1998, among Monitoring, as issuer, POI, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 1998 (the “Fiscal 1998 Form 10-K”)).

10.1	Warrant Agreement dated as of May 17, 1995, between POI and The First National Bank of Boston, as Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995 Form S-4).

10.2	1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit 10.23 to the Fiscal 1996 Form 10-K).*

10.3

1997 Long-Term Incentive Plan of POI, as amended (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”)).*

10.4	2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by POI and Monitoring dated February 8, 2005).*

10.5

Exchange Agreement dated as of November 12, 2004 by and among the Company, POI Acquisition LLC, POI Acquisition I, Inc. and Quadrangle Master Limited Funding Ltd (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended September 30, 2004).

10.6

Registration Rights Agreement, dated December 21, 1998, among Monitoring, POI and various subsidiary guarantors and Morgan Stanley & Co. Incorporated, Chase Securities Inc, First Union Capital Markets, NationsBanc Montgomery Securities LLC and TD Securities (USA), Inc. (the “Placement Agents”) (incorporated by reference to Exhibit 99.2 to the Fiscal 1998 Form 10-K).

10.7

Notes Registration Rights Agreement dated as of May 17, 1995, among POI, Monitoring, Morgan Stanley & Co., Incorporated and Montgomery Securities (incorporated by reference to Exhibit 4.2 to the 1995 Form S-4).

10.8

Revolving Credit Agreement among Monitoring, borrower, NationsBank, N.A., administrative agent, First Union National Bank, syndication agent, Toronto Dominion (Texas), Inc., documentation agent, and Lenders named therein, dated December 21, 1998 (the “Revolving Credit Agreement”) (incorporated by reference to Exhibit 10.11 to the Fiscal 1998 Form 10-K).

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

10.25

Employment Agreement dated as of April 16, 2001 between Protection One, Inc. and Richard Ginsburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by POI and Monitoring dated May 15, 2001).*

10.26

Employment Agreement dated March 18, 2003 between Protection One, Inc. and Richard Ginsburg (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2002 (the “Fiscal 2002 Form 10-K”).*

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

10.37

Limited Stipulation and Agreement dated February 11, 2003, with the Staff of the Kansas Corporation Commission, Westar Energy, Inc., Westar Industries, Inc., Citizens’ Utility Ratepayer Board, MBIA Insurance Corporation and the Kansas Industrial Consumers (filed as Exhibit 99.1 to our February 11, 2003 Form 8-K).

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

10.46

Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Richard Ginsburg (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).*

10.47

Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Darius G. Nevin (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).*

10.48

Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Peter J. Pefanis (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).*

10.49

Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Steve V. Williams (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).*

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

10.52	Form of Award Agreement under for Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated February 8, 2005).*

10.53	Form of Award Agreement under for Non-Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated February 8, 2005).*

10.54	Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K dated February 8, 2005).*

10.55	Form of Award Agreement under Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K dated February 8, 2005).*

10.56	Form of Management Stockholder Agreement, dated as of February 8, 2005 (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K dated February 8, 2005).*

10.57	Senior Management 2004 Short-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K dated February 8, 2005).*

10.58

Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”)).*

10.59

First Amendment to Employment Agreement dated February 8, 2005 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”)).*

10.60

Senior Management 2005 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”)).*

12.1

Statement regarding Computation of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”)).

16.1

Letter from Arthur Andersen LLP to the Securities and Exchange Commission re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to our Current Report on Form 8-K dated May 30, 2002).

21.1

Subsidiaries of POI and Monitoring (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”)).

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this amended report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

Date: March 24, 2005	By:	/s/ DARIUS G. NEVIN
Darius G. Nevin,
Executive Vice President and
Chief Financial Officer