Form 10-Q
period 2005-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2005-05-16
CIK 916230, 916310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

1-12181-01	1-12181
(Commission File Number)	(Commission File Number)

PROTECTION ONE, INC.	PROTECTION ONE ALARM MONITORING, INC.
(Exact Name of Registrant	(Exact Name of Registrant
As Specified In its Charter)	As Specified In its Charter)

Delaware	Delaware
(State or Other Jurisdiction	(State of Other Jurisdiction
Of Incorporation or Organization)	Of Incorporation or Organization)

93-1063818	93-1064579
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

1035 N 3rd Street, Suite 101	1035 N 3rd Street, Suite 101
Lawrence, Kansas 66044	Lawrence, Kansas 66044
(Address of Principal Executive Offices,	(Address of Principal Executive Offices,
Including Zip Code)	Including Zip Code)

(785) 856-5500	(785) 856-5500
(Registrant’s Telephone Number,	(Registrant’s Telephone Number,
Including Area Code)	Including Area Code)

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

As of May 10, 2005, Protection One, Inc. had outstanding 18,198,571 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc. Protection One Alarm Monitoring, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with the reduced disclosure format set forth therein.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import.  Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements.  Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.  Please refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2004 for more information regarding risks and uncertainties that may cause our actual results to differ materially from the results anticipated in our forward-looking statements.

INTRODUCTION

Unless the context otherwise indicates, all references in this report to the “Company,” “Protection One,” “we,” “us” or “our” or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc., and Protection One Alarm Monitoring’s wholly owned subsidiaries.  Protection One’s sole asset is Protection One Alarm Monitoring and Protection One Alarm Monitoring’s wholly owned subsidiaries, and accordingly, there are no separate financial statements for Protection One Alarm Monitoring, Inc.  Each of Protection One and Protection One Alarm Monitoring is a Delaware corporation organized in September 1991.

In February 2005, we completed a one-share-for-fifty-shares reverse stock split of our outstanding shares of common stock.  All prior share and per share amounts included in this report give retroactive effect to the reverse stock split.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this report have not occurred.

Change in Majority Owner

On February 17, 2004, our former majority stockholder, Westar Industries, Inc., a wholly owned subsidiary of Westar Energy, Inc., which we refer to collectively as Westar, consummated the sale of approximately 87% of our common stock to POI Acquisition I, Inc., which was formed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Master Funding Ltd, which we refer to collectively as Quadrangle.  The transaction also included the assignment of Westar’s rights and obligations as the lender under our revolving credit facility to POI Acquisition, L.L.C.

On November 12, 2004, we entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of our common stock.  The exchange was completed on February 8, 2005 and was accompanied by a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock.  The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock.

New Basis of Accounting

As a result of Quadrangle’s increased ownership interest from the February 8, 2005 debt-for-equity exchange, we have ‘‘pushed down’’ Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. These estimates of fair market value are preliminary and are therefore subject to further refinement.  The “push-down” accounting adjustments did not impact cash flows.  The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenues, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle basis in the case of the credit facility);  (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our tradenames; and (5) an increase to the equity section from these adjustments.  The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenues; (2)  the reduction in other costs of revenue and selling expenses due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of our debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Due to the impact of the changes resulting from the push down accounting adjustments described above, the income statement presentation separates our results into two periods:  (1) the period ending with the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting.  The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.  Similarly, the current and prior period amounts reported on the balance sheet are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented.

PART I

FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	March 31,	December 31,
	2005	2004
	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$13,053	$52,528
Restricted cash	930	926
Receivables, net	24,323	24,219
Inventories, net	4,954	5,228
Prepaid expenses	5,370	5,793
Other miscellaneous receivables	119	5,494
Other	3,624	2,375
Total current assets	52,373	96,563
Property and equipment, net	25,052	31,152
Customer accounts, net	260,136	176,155
Goodwill	12,160	41,847
Trade name	25,812	—
Deferred customer acquisition costs	43,724	107,310
Other	9,994	8,017
Total Assets	$429,251	$461,044
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt, including $201,000 due to related parties at December 31, 2004	$—	$395,417
Accounts payable	3,020	2,266
Accrued liabilities	20,558	37,088
Due to related party	219	335
Deferred revenue	36,273	34,017
Total current liabilities	60,070	469,123
Long-term debt, net of current portion, including $78,000 due to related parties at March 31, 2005	324,709	110,340
Deferred customer acquisition revenue	22,260	57,433
Other liabilities	1,693	1,757
Total Liabilities	408,732	638,653
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 18,198,571 shares issued at March 31, 2005 and 2,562,512 shares issued at December 31, 2004	182	26
Additional paid-in capital	159,939	1,380,728
Accumulated other comprehensive income	—	162
Deficit	(139,602)	(1,523,913)
Treasury stock, at cost, 596,858 shares at December 31, 2004	—	(34,612)
Total stockholders’ equity (deficiency in assets)	20,519	(177,609)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$429,251	$461,044

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	2005		2004
	February 9 – March 31	January 1 – February 8	January 1 – March 31
	(See Note 1)	(See Note 1)
Revenues:
Monitoring and related services	$35,123	$26,455	$61,875
Other	1,788	2,088	5,257
Total revenues	36,911	28,543	67,132

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	9,928	7,400	17,470
Other	2,425	3,314	7,342
Total cost of revenues (exclusive of amortization and depreciation shown below)	12,353	10,714	24,812

Operating expenses:
Selling	3,796	3,989	7,418
General and administrative	9,281	8,104	18,111
Change of control and debt restructuring costs	—	5,939	17,130
Amortization and depreciation	7,476	6,638	19,660
Total operating expenses	20,553	24,670	62,319
Operating income (loss)	4,005	(6,841)	(19,999)
Other (income) expense:
Interest expense	5,530	2,602	7,850
Related party interest	1,375	1,942	3,223
Other	306	(15)	(11)
Loss before income taxes	(3,206)	(11,370)	(31,061)
Income tax expense	(36)	(35)	(278,322)
Net loss	$(3,242)	$(11,405)	$(309,383)

Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable securities	(162)	—	8
Comprehensive loss	$(3,404)	$(11,405)	$(309,375)

Basic and diluted per share information:
Net loss per common share	$(0.18)	$(5.80)	$(157.37)

Weighted average common shares outstanding (in thousands)	18,199	1,966	1,966

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	2005		2004
	February 9 – March 31	January 1 – February 8	January 1 – March 31
	(See Note 1)	(See Note 1)
Cash flows from operating activities:
Net loss	$(3,242)	$(11,405)	$(309,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on early retirement of debt	589	—	—
(Gain) loss on sale of branch assets	(18)	8	18
Amortization and depreciation	7,476	6,638	19,660
Amortization of debt costs and premium	2,553	2	178
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenues	878	2,837	4,765
Deferred income taxes	—	—	286,255
Provision for doubtful accounts	(244)	272	198
Other	(272)	(15)	12
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	579	(263)	2,703
Tax receivable from Westar	—	—	(7,933)
Other assets	182	5,500	400
Accounts payable	(3,733)	5,114	625
Deferred revenue	886	1,346	(203)
Other liabilities	(10,574)	(6,324)	(7,767)
Net cash provided by (used in) operating activities	(4,940)	3,710	(10,472)

Cash flows from investing activities:
Installations and purchases of new accounts	—	—	(14)
Deferred customer acquisition costs	(6,501)	(4,218)	(10,120)
Deferred customer acquisition revenues	3,469	1,991	4,788
Purchase of property and equipment	(661)	(250)	(1,161)
Proceeds from disposition of marketable securities	660	—	—
Proceeds from disposition of assets	101	4	109
Net cash used in investing activities	(2,932)	(2,473)	(6,398)

Cash flows from financing activities:
Payments on long-term debt	(30,170)	—	—
Proceeds from sale of common stock	1,750	—	—
Debt issue costs	(1,150)	—	—
Stock issue costs	(270)	—	—
Payment on credit facility	(3,000)	—	—
Funding from Westar, as former parent	—	—	219
Net cash provided by (used in) financing activities	(32,840)	—	219
Net increase (decrease) in cash and cash equivalents	(40,712)	1,237	(16,651)
Cash and cash equivalents:
Beginning of period	53,765	52,528	35,203
End of period	$13,053	$53,765	$18,552

Cash paid for interest	$7,936	$6,451	$15,663

Cash paid for taxes	$47	$6	$38

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Consolidation and Interim Financial Information:

Protection One, Inc., referred to as Protection One or the Company, a Delaware corporation, is a publicly-traded security alarm monitoring company.  Protection One is principally engaged in the business of providing security alarm monitoring services, which includes sales, installation and related servicing of security alarm systems for residential and business customers.  On February 17, 2004, the Company’s former majority owner, Westar Industries, Inc., a Delaware corporation, referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc., which together with Westar Industries is referred to as Westar, sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, to POI Acquisition I, Inc., a wholly owned subsidiary of POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd.  POI Acquisition, L.L.C., Quadrangle Master Funding Ltd and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Master Funding Ltd, collectively referred to as Quadrangle.  Westar retained approximately 1% of the Company’s common stock, representing shares underlying restricted stock units granted to current and former employees of Westar.  As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under the revolving credit facility to POI Acquisition, L.L.C.  Quadrangle paid an aggregate of approximately $154.7 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, with approximately $2.1 million of the payments being consideration for the common stock.

Upon the Westar sale transaction and as a result of liquidity problems caused by its significant debt burden and continuing net losses, the Company retained Houlihan Lokey Howard & Zukin Capital as its financial advisor and began discussions regarding a potential debt restructuring.  In November 2004, the Company received $73.0 million pursuant to a tax sharing settlement agreement with Westar that terminated the Westar tax sharing agreement, generally settled all claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction.  Contemporaneously, the Company entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock.  The exchange was completed on February 8, 2005 and was accompanied by a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock.  The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock.

As a result of Quadrangle’s increased ownership interest, the Company has ‘‘pushed down’’ Quadrangle’s basis to a proportionate amount of the Company’s underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. These estimates of fair market value are preliminary and are therefore subject to further refinement.  The “push-down” accounting adjustments did not impact cash flows.  The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenues, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our tradenames; and (5) an increase to the equity section from these adjustments.  The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenues; (2)  the reduction in other costs of revenue and selling expenses due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of the Company’s debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Due to the impact of the changes resulting from the push down accounting adjustments described above, the income statement presentation separates the Company’s results into two periods:  (1) the period ending with the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting.  The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.  Similarly, the current and prior period amounts reported on the Balance Sheet are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or the SEC.

See Note 10, “Management’s Plan,” for management’s plan regarding liquidity issues and debt restructuring.

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

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of options is amortized to expense on a straight-line method over the options’ vesting period.  Under SFAS No. 123, compensation expense would have been $0.4 million and $0.0 million for the periods February 9, 2005 through March 31, 2005 and January 1, 2005 through February 8, 2005, respectively, and $0.6 million in the first quarter of 2004.  Information related to the pro forma impact on earnings and earnings per share is as follows:

	(dollar amounts in thousands except per share amounts)
	2005		2004
	February 9 – March 31	January 1 – February 8	Three Months Ended March 31,
	(See Note 1)	(See Note 1)
Loss available for common stock, as reported	$(3,242)	$(11,405)	$(309,383)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	28
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(421)	(16)	(452)
Loss available for common stock, pro forma	$(3,663)	$(11,421)	$(309,807)

Net loss per common share (basic and diluted):
As reported	$(0.18)	$(5.80)	$(157.37)
Pro forma	$(0.20)	$(5.81)	$(157.58)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued.  The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements.  Upon adoption, pro forma disclosure will no longer be an alternative.  The Company will begin to apply SFAS No. 123R using the most appropriate fair value model beginning in the year ending December 31, 2006.

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the periods presented in the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the insurer of the Company’s workers’ compensation claims.  The Company receives interest income earned by the trust.

For the period February 9, 2005 through March 31, 2005, the Company had 1.1 million stock options that represent dilutive potential common shares.  These securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.  The Company had no stock options or warrants that represented dilutive potential common shares for the period January 1, 2005 through February 8, 2005 or for the quarter ended March 31, 2004.

All prior share and per share amounts included in the financial statements and the accompanying notes give retroactive effect to a one-share-for-fifty shares reverse stock split effected February 8, 2005.

Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.     Restructuring and Management Incentive Plan:

Restructuring

General.  On November 12, 2004, the Company received proceeds of $73.0 million pursuant to a tax sharing settlement agreement with Westar, which settlement was facilitated by the contemporaneous execution of an exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock.  Other aspects of the restructuring included a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock and the implementation of a management incentive plan.

Debt-for-Equity Exchange.  On November 12, 2004, the Company entered into an exchange agreement with Quadrangle to restructure the debt under the Quadrangle credit facility.  Upon the closing of the exchange agreement on February 8, 2005, Quadrangle reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120.0 million in exchange for 16 million shares of the Company’s common stock.  The newly issued shares, together with the shares currently owned by Quadrangle, resulted in Quadrangle’s owning approximately 97.3% of the Company’s common stock as of the closing of the debt-for-equity exchange.  In connection with the closing, the Company also amended its certificate of incorporation, implemented a management incentive plan and entered into an amended and restated credit facility, stockholders agreement and registration rights agreement with Quadrangle.

Amendment of Certificate of Incorporation.  In connection with the debt-for-equity exchange, following stockholder approval on February 8, 2005, the Company amended and restated its certificate of incorporation to provide for a one-share-for-fifty-shares reverse stock split of its outstanding shares of common stock, the elimination of its Series F and Series H preferred stock and an election not to be governed by Section 203 of the Delaware Corporation Law, which section potentially restricts transactions involving certain interested stockholders.

Amendment of the Quadrangle Credit Facility.  Pursuant to the exchange agreement entered into in connection with the restructuring, Quadrangle agreed to extend the final maturity on the Quadrangle credit facility to August 15, 2005 and to otherwise amend and restate the Quadrangle credit facility.  Quadrangle also waived and released all defaults and events of default under the Quadrangle credit facility existing immediately prior to the consummation of the debt-for-equity exchange.  See Note 12, “Subsequent Events,” for information related to the April 2005 refinancing of the Quadrangle credit facility.

Westar Tax Sharing Settlement.  On November 12, 2004, the Company entered into a tax sharing settlement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement, generally settled all of its claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction.  Execution of the exchange agreement with Quadrangle facilitated Quadrangle’s and Westar’s ability to agree upon the amount of, and accelerate the payment of, contingent payments that would be paid by Quadrangle to Westar under their purchase agreement and to otherwise settle claims between Quadrangle and Westar relating to the Westar sale transaction.  Westar’s ability to reach agreement with Quadrangle on these matters facilitated the settlement of the Company’s dispute with Westar over the tax sharing agreement and the delivery of the settlement payment from Westar to the Company on November 12, 2004.

In accordance with the Westar tax sharing settlement, Westar, among other things, paid the Company approximately $45.9 million in cash and transferred to the Company a portion of its 7 3/8% senior notes due 2005, with aggregate principal and accrued interest of approximately $27.1 million, that had been held by Westar.  The Company has cancelled the 7 3/8% senior notes due 2005 that it received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of its indebtedness.  The Company used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment and a $2.2 million interest payment on the Quadrangle credit facility, further reducing its outstanding indebtedness.  Quadrangle paid $32.5 million to Westar as additional consideration relating to the Westar sale transaction.

In addition to the $73.0 million that the Company received from Westar under the tax sharing settlement, the Company is also potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction.  While these potential contingent payments, if any, could be significant, the Company is unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits.  Due to this substantial uncertainty, the Company has not recorded any tax benefit with respect to any such potential contingent payments.

The tax sharing settlement also provided for a mutual general release, except with respect to (i) certain indemnification obligations pursuant to the purchase agreement between Quadrangle and Westar, (ii) security system service agreements under which the Company provides services to Westar and (iii) administrative service agreements between the Company and Westar.  See Note 7, “Commitments and Contingencies — Administrative Services Agreement,” for additional discussion relating to the administrative services agreement.  In addition, Westar and POI Acquisition I, Inc. agreed to join in making Section 338(h)(10) elections under the Internal Revenue Code.  As part of the settlement, the parties mutually agreed to the purchase price allocation to be used for the election.

Stockholders Agreement and Composition of the Board of Directors.  In connection with the restructuring, the Company also entered into a stockholders agreement with Quadrangle.  The stockholders agreement contains certain agreements with respect to the Company’s corporate governance following the restructuring, including, but not limited to, the composition of its board of directors.  The parties to the stockholders agreement are generally required to use their reasonable best efforts to cause the board of directors to consist of five members immediately following the completion of the debt-for-equity exchange, comprised as follows:

•                  three members designated by Quadrangle (two directors designated by POI Acquisition, L.L.C. and one director designated by Quadrangle Master Funding Ltd);

•                  our President and Chief Executive Officer, Richard Ginsburg; and

•                  one independent director selected by a majority of the other directors.

In connection with the closing of the debt-for-equity exchange, the size of the Company’s board of directors was increased to four directors, and David Tanner, Steven Rattner and Michael Weinstock, managing principals of Quadrangle, were appointed to the board.  Ben M. Enis, a Company director since 1994, and James Q. Wilson, a Company director since 1996, resigned from the board to accommodate these additions.  Our President and Chief Executive Officer, Richard Ginsburg, continues to serve as a director.  At the Company’s March 11, 2005 board meeting, Robert J. McGuire was appointed to the board as the independent director and was elected chairman of the board’s audit committee.

In the event POI Acquisition, L.L.C. or its permitted transferees owns less than 25% of the Company’s common shares issued and outstanding as of the restructuring, POI Acquisition, L.L.C. shall have the right to designate one director instead of two.  In the event either POI Acquisition, L.L.C. or Quadrangle Master Funding Ltd owns less than 10% of our common shares issued and outstanding as of the restructuring, such entity will lose the ability to designate a member to the Company’s board of directors.  If and for so long as POI Acquisition, L.L.C. owns at least 40% of the outstanding shares of the Company’s common stock, it shall have the right to elect to increase the size of the board by one director, which it shall be entitled to designate.

In accordance with the stockholders agreement, the Company amended its bylaws following the restructuring to prevent it from voluntarily filing for bankruptcy, merging or consolidating with another entity until February 8, 2007 or from selling all or substantially all of its assets without the written consent of Quadrangle Master Funding Ltd.  The stockholders agreement also includes voting agreements, certain restrictions on the transfer of the Company’s common stock, drag-along rights in favor of POI Acquisition, L.L.C. and tag-along rights in favor of Quadrangle Master Funding Ltd, all upon customary terms and subject to certain customary exceptions (including exceptions for certain transfers among affiliates).  In addition, the stockholders agreement provides the Quadrangle parties with the right to participate on a proportional basis in any future equity issuance by the Company, except for issuances pursuant to registered public offerings, business combination transactions or officer, employee, director or consultant arrangements.

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

Repurchase of Outstanding 13 5/8% Senior Subordinated Discount Notes.  In connection with the restructuring and as required by the indenture governing our outstanding 13 5/8% senior subordinated discount notes due 2005, the Company  initiated a change of control repurchase offer at 101% for its approximately $29.9 million of outstanding 13 5/8% senior subordinated discount notes due 2005.  The Company completed the repurchase of all of these notes on March 11, 2005.

Refinancing Enabling Redemption of Outstanding 7 3/8% Senior Notes and Repayment of Quadrangle Credit Facility.  On April 18, 2005 the Company entered into a new credit agreement enabling it to complete a redemption of its 7 3/8% senior notes for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and the repayment of its Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding).  The 7 3/8% senior notes and the Quadrangle credit facility each had a maturity date of August 15, 2005.  The Company expects to record a loss in the second quarter of 2005 of approximately $6.0 million associated with  such redemption and repayment.  See Note 12, “Subsequent Events,” for information relating to these transactions.

Management Incentive Plan; Retention Bonuses

As a condition to the completion of the debt-for-equity exchange, the Company implemented a management incentive plan that included an equity investment opportunity for its executive officers, stock appreciation rights (SARs) for its senior executive officers and a new stock option plan.

Equity Investment.  As part of the management incentive plan offered in connection with the restructuring, certain members of management invested an aggregate of $1.75 million and received an aggregate of 233,334 shares of common stock.  Messrs. Ginsburg, Nevin, Pefanis, Williams and Griffin invested $600,000, $500,000, $250,000, $225,000 and $50,000, respectively, and received 80,000, 66,667, 33,333, 30,000 and 6,667 shares of common stock, respectively.  The shares were purchased pursuant to a management shareholders’ agreement entered into among the Company, Quadrangle and the management stockholders.  The agreement contains tag-along, drag-along, piggyback registration rights and other provisions.

Stock Appreciation Rights Plan.  Pursuant to the management incentive plan, Messrs. Ginsburg, Nevin, Pefanis, and Williams received an aggregate of approximately 798,473, 532,981, 465,111 and 199,618  SARs, respectively.  The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means Quadrangle’s sale of at least 60% of its equity interest in the Company, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011.  The exercise price of the SARs is $4.50 and increases by 9% per annum, which is referred to as the fixed return, compounded annually, beginning on February 8, 2006.  If Quadrangle sells less than 60% of its equity interest in the Company, the exercise price applicable to an equivalent percentage of management’s SARs would be based on the fixed return through the date of such sale.  Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder of a SAR to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder’s right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that the Company may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

2004 Stock Option Plan.  The 2004 Stock Option Plan became effective upon the consummation of the debt-for-equity exchange on February 8, 2005.  Under the 2004 Stock Option Plan, certain executive officers and selected management employees were granted options, which are subject to vesting, exercise and delivery restriction described below, to purchase an aggregate of 1,782,947 shares of common stock, including 621,035, 388,147, 388,147, 199,618 and 10,000 options that were granted to Messrs. Ginsburg, Nevin, Pefanis, Williams and Griffin, respectively.  The options initially granted under the plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale.  Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of certain permissible distribution events (as defined in the SAR Plan) and (2) February 8, 2011, provided that if an option holder’s right to receive stock is converted pursuant to the plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

Retention Bonus Program.  Pursuant to the terms of their new employment agreements, Messrs. Ginsburg, Nevin, Pefanis, Williams, and Griffin were each entitled to receive two retention bonuses.  The Company accrued $1.9 million as general and administrative expense in 2004 and an additional $0.2 million of expense in January 2005 for these retention bonuses.  The first retention bonus was paid on January 5, 2005, and the second was paid in February 2005 upon the completion of the debt-for-equity exchange.  Each retention bonus payment was equal to a specified percentage of each executive officer’s annual base salary at the following rates:  Richard Ginsburg–75.0%, Darius G. Nevin–72.5%, Peter J. Pefanis–67.5%, Steve V. Williams–67.5%, and J. Eric Griffin-50.0%.

3.     Intangible Assets:

As discussed in Note 1, “Basis of Consolidation and Interim Financial Information,” because Quadrangle acquired substantially all of the Company’s common stock, resulting in a new basis of accounting, new values for intangible assets were recorded in the first quarter of 2005.  The following reflects the Company’s carrying value in customer accounts as of the following periods (dollar amounts in thousands):

	Protection One Monitoring		Network Multifamily		Total Company
	3/31/2005	12/31/2004	3/31/2005	12/31/2004	3/31/2005	12/31/2004

Customer accounts	$260,319	$646,229	$51,872	$34,691	$312,191	$680,920
Accumulated Amortization	$(45,562)	$(478,856)	$(6,493)	$(25,909)	$(52,055)	$(504,765)
Customer accounts, net	$214,757	$167,373	$45,379	$8,782	$260,136	$176,155

Amortization expense was $5.3 million for the period February 9, 2005 through March 31, 2005, $5.6 million for the period January 1, 2005 through February 8, 2005 and $17.1 million for the quarter ended March 31, 2004.  The table below reflects the estimated aggregate customer account amortization expense for the remainder of 2005 and each of the four succeeding fiscal years on the existing customer account base as of March 31, 2005:

	2005	2006	2007	2008	2009
	(dollar amounts in thousands)
Estimated amortization expense	$27,261	$32,528	$29,687	$28,726	$28,301

The new basis of accounting also resulted in new recorded values for tradenames and for goodwill in the first quarter of 2005 for both segments.  The following table reflects these amounts as of the following periods (dollar amounts in thousands):

	Protection One Monitoring		Network Multifamily		Total Company
	3/31/2005	12/31/2004	3/31/2005	12/31/2004	3/31/2005	12/31/2004

Tradename	$22,987	$—	$2,825	$—	$25,812	$—
Goodwill	$7,430	$—	$4,730	$41,847	$12,160	$41,847

4.     Property and Equipment:

As discussed in Note 1, “Basis of Consolidation and Interim Financial Information,” because Quadrangle acquired substantially all of the Company’s common stock, resulting in a new basis of accounting, new values for fixed assets were recorded in the first quarter of 2005.  The following reflects the Company’s carrying value in property and equipment as of the following periods (in thousands):

	March 31, 2005	December 31, 2004
Furniture, fixtures and equipment	$3,749	$8,112
Data processing and telecommunication	21,238	75,474
Leasehold improvements	2,193	3,819
Vehicles	8,681	14,501
Buildings and other	4,974	6,188
	40,835	108,094
Less accumulated depreciation	(15,783)	(76,942)
Property and equipment, net	$25,052	$31,152

Depreciation expense was $2.2 million for the period February 9, 2005 through March 31, 2005, $1.0 million for the period January 1, 2005 through February 8, 2005 and $2.5 million for the quarter ended March 31, 2004.

5.     Debt:

Long-term debt and the fixed or weighted average interest rates are as follows (dollar amounts in thousands):

	March 31, 2005	December 31, 2004
Quadrangle Credit Facility, maturing August 15, 2005, variable 9.69% (a)	$78,000	$201,000
Senior Subordinated Notes, maturing January 2009, fixed 8.125% (b)	86,262	110,340
Senior Notes, maturing August 2005, fixed 7.375% (b)	160,447	164,285
Senior Subordinated Discount Notes, maturing June 2005, fixed 13.625% (c)(d)	—	30,132
	324,709	505,757
Less current portion	—	(395,417)
Total long-term debt	$324,709	$110,340

(a)          Represents weighted average interest rate before fees on borrowings under the facility at March 31, 2005.  The  weighted-average annual interest rate before fees on borrowings at December 31, 2004 was 9.0%.  The Quadrangle credit facility was repaid in April 2005 as part of the refinancing described in Note 12, “Subsequent Events,” and is accordingly reflected as long term debt as of March 31, 2005.

(b)         See “Valuation of Debt” below regarding the discount amount associated with the debt instruments.  The effective rate to the Company due to the accretion of debt discounts is approximately 15.9% on the Senior Subordinated Notes and approximately 13.2% on the Senior Notes.  All outstanding Senior Notes were redeemed in April 2005 as part of the refinancing described in Note 12, “Subsequent Events,” and are accordingly reflected as long term debt at March 31, 2005.

(c)          The unamortized balance of the premium at December 31, 2004 was $0.3 million.

(d)         All outstanding Senior Subordinated Discount Notes were repurchased at 101% in March 2005 pursuant to a change of control repurchase offer.

Valuation of Debt

As discussed in Note 1, “Basis of Consolidation and Interim Financial Information,” because Quadrangle acquired substantially all of the Company’s common stock, resulting in a new basis of accounting, new values for the Company’s debt instruments were determined based on estimated fair market values.  The Company pushed down Quadrangle’s basis in the Quadrangle credit facility, which initially matured January 5, 2005, and as such the related discount has been fully amortized resulting in a carrying value equal to the outstanding balance.  As of March 31, 2005, the unamortized discount on the 7 3/8% senior notes due 2005 and 8 1/8% senior subordinated notes due 2009 was $3.8 million and $24.1 million, respectively.

Quadrangle Credit Facility

On February 17, 2004, Westar sold approximately 86.8% of the issued and outstanding shares of the Company’s common stock to Quadrangle.  As part of the sale transaction, Westar also assigned to Quadrangle its rights and obligations as the lender under the Company’s revolving credit facility.  Quadrangle paid an aggregate of approximately $154.7 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, with approximately $2.1 million of the payments being consideration for the common stock.

Also on November 12, 2004, the Company entered into an exchange agreement with Quadrangle to restructure the debt under the Quadrangle credit facility.  Upon the closing of the exchange agreement on February 8, 2005, Quadrangle reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120.0 million in exchange for 16 million shares of the Company’s common stock.  In connection with the closing, the Company entered into an amended and restated credit facility with Quadrangle to extend the final maturity on the Quadrangle credit facility and to otherwise amend and restate the Quadrangle credit facility.  See Note 12, “Subsequent Events,” for information related to the repayment of the Quadrangle credit facility.

Refinancing

On April 18, 2005, the Company entered into a new credit agreement enabling it to complete a redemption of its 7 3/8% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and the repayment of its Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding).  The 7 3/8% senior notes and the Quadrangle credit facility each had a maturity date of August 15, 2005.  The Company expects to record a loss in the second quarter of 2005 of approximately $6.0 million associated with such redemption and repayment.  See Note 12, “Subsequent Events,” for information related to these transactions.

Debt Covenants

The indenture relating to the Company’s 8 1/8% senior subordinated notes due 2009 and the bank credit facility contain certain restrictions, including with respect to its ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation, and amortization, or EBITDA.  The definition of EBITDA varies between the indenture and the bank credit facility.  See Note 12, “Subsequent Events,” for additional information on the bank credit facility.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense, including amortization of deferred customer acquisition costs and deducting amortization of deferred revenues.  However, under the varying definitions, additional adjustments are sometimes required.

The Company’s bank credit facility and the indenture relating to its 8 1/8% senior subordinated notes due 2009 contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Bank Credit Facility (a)

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 5.25 to 1.0 and Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 2.35 to 1.0

8 1/8% Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

(a)   The Bank Credit Facility Agreement was entered into as of April 18, 2005 and enabled the Company to repay the Quadrangle credit facility, which had a balance of approximately $78.0 million as of March 31, 2005.

At March 31, 2005, the Company was in compliance with this financial covenant relating to the 8 1/8% senior subordinated notes due 2009, calculated in accordance with terms of the indenture.  The bank credit facility was not subject to financial covenant tests as of March 31, 2005.

6.     Related Party Transactions:

Westar/Kansas Corporation Commission

On November 8, 2002, the Kansas Corporation Commission, or KCC, issued Order No. 51 which required Westar Energy to initiate a corporate and financial restructuring, reverse specified accounting transactions described in the Order, review, improve and/or develop, where necessary, methods and procedures for allocating costs between utility and non-utility businesses for KCC approval, refrain from any action that would result in its electric businesses subsidizing non-utility businesses, reduce outstanding debt giving priority to reducing utility debt and, pending the corporate and financial restructuring, imposed standstill limitations on Westar Energy’s ability to finance non-utility businesses including Protection One.

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

Sale of Company

On February 17, 2004, Westar sold approximately 86.8% of the issued and outstanding shares of the Company’s common stock to POI Acquisition I, Inc., which is owned by POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd, affiliates of Quadrangle Group LLC, or Quadrangle.  As part of the sale transaction, Westar Industries also assigned to Quadrangle its rights and obligations as the lender under an existing credit facility with the Company, which is now referred to as the Quadrangle credit facility.  Quadrangle initially paid approximately $154.7 million to Westar as consideration for both the common stock and the Quadrangle credit facility, including accrued interest of $2.2 million.

Restructuring

General.  On November 12, 2004, the Company received proceeds of $73.0 million pursuant to a tax sharing settlement agreement with Westar, which settlement was facilitated by the Company’s contemporaneous execution of an exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock.  Other aspects of the restructuring included a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock and the implementation of a management incentive plan.  Other than the tax sharing settlement, the restructuring transactions closed in February 2005.

Debt-for-Equity Exchange.  On November 12, 2004, the Company entered into an exchange agreement with Quadrangle to restructure the debt under the Quadrangle credit facility.  Upon the closing of the exchange agreement on February 8, 2005, Quadrangle reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120.0 million in exchange for 16 million shares of the Company’s common stock.  The newly issued shares, together with the shares currently owned by Quadrangle, resulted in Quadrangle’s owning approximately 97.3% of the Company’s common stock as of the closing of the debt-for-equity exchange.  In connection with the closing, the Company also amended its certificate of incorporation, implemented a management incentive plan and entered into an amended and restated credit facility, stockholders agreement and registration rights agreement with Quadrangle.

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

Administrative Services and Management Services Agreements

Westar Energy provided administrative services at its fully loaded cost to the Company pursuant to an agreement which is referred to as the administrative services agreement, that includes accounting, tax, audit, human resources, legal, purchasing and facilities services.  We expensed approximately $0.1 million for the period February 9, 2005 through March 31, 2005 and $0.1 million for the period January 1, 2005 through February 8, 2005, compared to expense of approximately $4.3 million for the quarter ended March 31, 2004.  The Company had a net balance due to Westar Energy primarily for these services of $32.6 thousand and $0.4 million at March 31, 2005 and December 31, 2004, respectively.  Westar Energy has claimed that the Company should reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative service agreement.  Prior to relocation of corporate headquarters on November 18, 2004, the Company rented office space for its corporate headquarters from Westar on a month-to-month basis.  The Company paid approximately $0.1 million for rent for the quarter ended March 31, 2004.

Credit Facility

The Company had outstanding borrowings under the credit facility with Quadrangle of $78.0 million at March 31, 2005 and $201.0 million at December 31, 2004.  The Company accrued interest expense of $1.9 million, $1.1 million and $4.1 million and made interest payments of $1.9 million, $1.1 million and $4.1 million on borrowings under the facility for the periods January 1, 2005 through February 8, 2005, February 9, 2005 through March 31, 2005 and the quarter ended March 31, 2004, respectively.  The Company also paid Quadrangle a one-time fee of $1.15 million upon consummation of the debt-for-equity exchange in connection with the amendment to the credit facility.  See Note 12, “Subsequent Events,” for information related to the refinancing of the Quadrangle credit facility.

Quadrangle Debt Restructuring Reimbursement

In addition to interest accrued and paid under the Quadrangle credit facility, discussed above, the Company expensed $0.2 million for legal expenses incurred by Quadrangle for the period January 1, 2005 through February 8, 2005.  The Company also paid the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to the restructuring of the Company’s indebtedness.  See Note 10, “Management’s Plan,” for information relating to the debt restructuring.

Quadrangle Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of Quadrangle, will provide business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments.  The Quadrangle management agreements also provide that when and if the Advisors advise or consult with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company does not engage a financial advisor with respect to such divesture) or financing transaction, they may also invoice the Company for, and the Company shall pay, additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction.  The Quadrangle management agreements are effective as of February 8, 2005 and shall continue in effect from year to year unless amended or terminated by mutual consent of the parties, subject to automatic termination in certain specified situations and subject to termination at any time upon ninety days notice by either party.  For the period February 9, 2005 through March 31, 2005, approximately $0.2 million was expensed related to these agreements.

Other Related Party Information

The Company’s chief executive officer, Richard Ginsburg, and its chief financial officer, Darius G. Nevin, held similar positions with Guardian International, Inc. (Guardian) prior to taking their current positions with the Company.  The Company granted Guardian an option to purchase an aggregate of 5,000 shares of the Company’s common stock with a current exercise price of $68.85 in connection with the Company’s hiring of Mr. Ginsburg.

7.     Commitments and Contingencies:

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

Since that time, two of the original plaintiffs in the Total Security Solutions case (not including Nashville Burglar Alarm) were settled by the mutual agreement of the parties.  In addition, on May 13, 2005, Nashville Burglar Alarm and the Company mutually agreed to settle all claims and disputes between them, subject to the execution and delivery of customary releases and the dismissal of the arbitration proceeding.  The remaining original plaintiffs in the Total Security Solutions case have not pursued claims in arbitration.

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

A Clause Construction hearing was conducted August 10, 2004, and on October 27, 2004, the arbitrator ruled that the arbitration clause permitted the plaintiff to seek to proceed on behalf of a class.  A class certification hearing was conducted on February 24, 2005, and on May 13, 2005, the arbitrator issued an award denying certification of the matter as a class action. The case is currently stayed for thirty days to provide any party an opportunity to seek to appeal the award.

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

On January 25, 2005, the court granted the Company’s motion to dismiss all of plaintiff’s causes of action against it and on February 8, 2005, entered its final order dismissing such claims.

Atlanta Public School Litigation

In May 2004, the Atlanta Independent School District, or AISD, filed third-party claims against the Company in the Superior Court of Fulton County, Georgia (Open Options Systems, Inc. v. Atlanta Independent School District v. Protection One Alarm Monitoring, Inc. d/b/a Protection One, Civil Action No. 2004-CV-84437).  The initial complaint in this litigation was filed in April 2004 by Open Options Systems, Inc. against the Atlanta Independent School District.  Open Options claimed the AISD owed Open Options approximately $1.5 million in connection with work on school security systems that was performed by Open Options pursuant to one or more contracts awarded by the AISD to Monitoring.  The AISD asserted defenses and counterclaims against Open Options and third-party claims against Monitoring.  The AISD’s allegations include that the AISD had paid all the money it owed, that certain work was not performed at all or was performed improperly, that AISD and the Company (not Open Options) were the parties to any contracts covering the work, that the Company fraudulently misrepresented the contractual relationship between the Company and Open Options, and that the Company was obligated to indemnify the AISD against the claims by Open Options against the AISD.

Subsequently, the Company and Open Options each filed claims against the other.  Open Options’ claims included that the Company failed to pay Open Options money that Monitoring received for work performed by Open Options, and that Open Options and the Company were required to arbitrate (rather than litigate) the claims each has against the other.  The Company’s claims include that Open Options must indemnify the Company against the claims of the AISD, and that the Company was entitled to offset claims by the Company against Open Options against any claims Open Options may have against the Company.

On May 9, 2005, the parties mutually agreed to settle all claims and disputes between them, subject to the execution and delivery of customary releases and the dismissal of the litigation by the court.

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

Debt Restructuring Charges

In addition to its own financial and legal advisors, the Company agreed to pay the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to the restructuring of the Company’s indebtedness.  In addition to amounts paid to the financial and legal advisors, the Company paid success and other fees to the financial and legal advisors in an aggregate amount of approximately $6.4 million in February 2005.  For the twelve months ended December 31, 2004, the Company expensed $7.9 million relating to these advisors.

ATX Preferred Stock

In 1999, the Company sold its Mobile Services division to ATX Technologies, Inc., or ATX, for cash, a note, and shares of preferred stock of ATX.  The Company did not record a carrying value for the preferred shares at that time based on uncertainties regarding realization value.  In conjunction with its adoption of a new basis of accounting on February 8, 2005, the Company recorded the ATX preferred shares at approximately $3.9 million.

To the extent ATX has legally available funds, the preferred stock is redeemable for approximately $4.4 million at the Company’s option.  In response to the Company’s redemption request in August 2004, ATX advised the Company that it did not have legally available funds to redeem the preferred stock.  Subsequently, on April 6, 2005, ATX notified the Company that its board of directors had determined that ATX has legally available funds to redeem the preferred stock and designated June 29, 2005 as the redemption date.  Gain, if any, from the redemption of the preferred stock will be recorded only upon realization.

SEC Inquiry

On or about November 1, 2002, the Company, Westar Energy and its former independent auditor, Arthur Andersen LLP, were advised by the Staff of the Securities and Exchange Commission that the Staff would be inquiring into the practices of the Company and Westar Energy with respect to the restatement of their first and second quarter 2002 financial statements announced in November 2002 and the related announcement that the 2000 and 2001 financial statements of the Company and Westar Energy would be reaudited.  Since that time, the Company has received no further communications from the SEC regarding this matter, and has no information that would indicate that the SEC Staff is actively pursuing its inquiry at this time.  The Company has fully cooperated with the Staff in connection with this matter.

Administrative Services Agreement

Westar Energy, the Company’s former majority stockholder, has claimed that the Company is obligated to reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative service agreement.  The Company disputes these claims.  By letter dated April 6, 2005, Westar invoked the dispute resolution procedures contained in the service agreement and requested that a Company representative meet with Westar representatives to discuss a resolution of this dispute.  The Company has responded to Westar’s request and intends to meet with representatives of Westar to seek a resolution of this dispute.

8.              Segment Reporting:

The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker.  The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets.

Protection One’s reportable segments include Protection One Monitoring and Network Multifamily.  Protection One Monitoring provides residential, commercial and wholesale security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers in the United States of America.  Network Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2004.  The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenues) and other items, referred to as Adjusted EBITDA.

Reportable segments (dollar amounts in thousands):

	2005
	Protection One Monitoring(1)		Network Multifamily(2)		Adjustments(3)	Consolidated
	February 9 through March 31	January 1 through February 8	February 9 through March 31	January 1 through February 8		February 9 through March 31	January 1 through February 8
Revenues	$31,858	$24,480	$5,053	$4,063		$36,911	$28,543
Adjusted EBITDA(4)	10,316	7,228	2,043	1,780		12,359	9,008
Amortization of intangibles and depreciation expense	6,534	6,112	942	526		7,476	6,638
Amortization of deferred costs in excess of deferred revenues	813	2,239	65	598		878	2,837
Change of control and reorganization costs	—	6,293	—	81		—	6,374
Segment assets	430,116	—	68,018	—	(68,883)	429,251	—
Expenditures for property	649	249	12	1		661	250
Investment in new accounts, net	2,871	1,902	161	325		3,032	2,227

Three Months Ended March 31, 2004
(dollars amounts in thousands)

	Protection One Monitoring(1)	Network Multifamily	Adjustments(3)	Consolidated
Revenues	$57,804	$9,328		$67,132
Adjusted EBITDA(4)	17,799	3,757		21,556
Amortization of intangibles and depreciation expense	18,421	1,239		19,660
Amortization of deferred costs in excess of deferred revenues	3,624	1,141		4,765
Change of control and reorganization costs	15,587	1,543		17,130
Segment assets	469,019	88,528	(62,116)	495,431
Expenditures for property	983	178		1,161
Investment in new accounts, net	4,391	955		5,346

(1)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.3 million, $0.7 million and $0.8 million for the periods January 1, 2005 through February 8, 2005, February 9, 2005 through March 31, 2005 and for the quarter ended March 31, 2004, respectively.

(2)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.1 million, $0.1 million and $0.2 million for the periods January 1, 2005 through February 8, 2005, February 9, 2005 through March 31, 2005 and for the quarter ended March 31, 2004, respectively.

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

	Consolidated
	(dollar amounts in thousands)
	2005		2004
	February 9 through March 31	January 1 through February 8	Quarter Ended March 31,
Loss before income taxes	$(3,206)	$(11,370)	$(31,061)
Plus:
Interest expense	6,905	4,544	11,073
Amortization of intangibles and depreciation expense	7,476	6,638	19,660
Amortization of deferred costs in excess of amortization of deferred revenues	878	2,837	4,765
Reorganization costs (a)	—	6,374	17,130
Less:
Other (income) expense	306	(15)	(11)
Adjusted EBITDA	$12,359	$9,008	$21,556

(a) Reorganization costs for 2005 include success fees paid upon successful completion of the restructuring transactions, key employee retention plan payments and legal fees.  Reorganization costs for 2004 include change of control and debt restructuring expense.

9.              Income Taxes:

For each of the periods ended February 8, 2005 and March 31, 2005, the Company recorded tax expense of less than $0.1 million related to state income taxes.  For the quarter ended March 31, 2004, the Company recorded a tax benefit of $7.6 million and tax expense of $285.9 million from a valuation allowance established for most of its deferred tax assets, resulting in net income tax expense of $278.3 million.  The Company generally does not expect to be in a position to record tax benefits for losses incurred in the future.

10.       Management’s Plan:

During most of 2004, the Company faced liquidity problems caused by continuing net losses, the impact of the change of control on the Company’s cash flow from operations and a significant debt burden.  During the fourth quarter of 2004, the Company improved its capital structure through a tax sharing settlement with Westar and Quadrangle.  The Company also executed a debt-for-equity exchange with Quadrangle and an extension of the maturity of the Quadrangle credit facility on February 8, 2005.  The Company has retired $152.9 million of debt that was outstanding on December 31, 2004 and, through an April 18, 2005 refinancing, has extended the maturities on debt that had a 2005 maturity date.

Westar Tax Sharing Settlement.  On November 12, 2004, the Company entered into a tax sharing settlement with Westar and Quadrangle.  In accordance with the Westar tax sharing settlement, Westar, among other things, paid the Company approximately $45.9 million in cash and transferred to it a portion of the Company’s 7 3/8% senior notes due 2005 with aggregate principal and accrued interest of approximately $27.1 million that had been held by Westar.  The Company has cancelled the 7 3/8% senior notes due 2005 that it received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of our indebtedness.  The Company used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment and a $2.2 million interest payment on the Quadrangle credit facility, further reducing its outstanding indebtedness.

Debt-for-Equity Exchange.  Upon the closing of the exchange agreement on February 8, 2005, Quadrangle reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120.0 million in exchange for 16 million shares of the Company’s common stock.  The newly issued shares, together with the shares currently owned by Quadrangle, resulted in Quadrangle’s owning approximately 97.3% of the Company’s common stock as of the closing of the debt-for-equity exchange.

Amendment of the Quadrangle Credit Facility.  Pursuant to the exchange agreement entered into in connection with the restructuring, Quadrangle agreed to extend the final maturity on the Quadrangle credit facility and to otherwise amend and restate the Quadrangle credit facility.  The final maturity date under the amended and restated credit agreement was extended to August 15, 2005.  See Note 12, “Subsequent Events,” for information related to repayment of the Quadrangle credit facility.

Refinancing Enabling Redemption of Outstanding 7 3/8% Senior Notes and Repayment of Quadrangle Credit Facility.  As discussed below, on April 18 2005, the Company entered into a new credit agreement enabling it to complete a redemption of its 7 3/8% senior notes due 2005 for approximately $166.3 million plus accrued interest  (approximately $164.3 million aggregate principal amount outstanding) and the repayment of its Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding).  The 7 3/8% senior notes and the Quadrangle credit facility each had a maturity date of August 15, 2005.  The Company expects to record a loss in the second quarter of 2005 of approximately $6.0 million associated with such redemption and repayment.  See Note 12, “Subsequent Events,” for information related to the redemption.

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

11.       Summarized Combined Financial Information of the Subsidiary Guarantors of Debt

Protection One Alarm Monitoring, Inc., a wholly-owned subsidiary of the Company, has debt securities outstanding (see Note 5, “Debt”) that are fully and unconditionally guaranteed by Protection One, Inc. and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc.  The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries.  Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Statement of Operations

For the Period February 9, 2005 through March 31, 2005

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$28,587	$6,536	—	$35,123
Other	—	1,777	11	—	1,788
Total revenues	—	30,364	6,547	—	36,911
Cost of revenues
Monitoring and related services	—	8,266	1,662	—	9,928
Other	—	2,342	83	—	2,425
Total cost of revenues	—	10,608	1,745	—	12,353

Operating expenses
Selling	—	3,447	349	—	3,796
General and administrative	1,019	6,556	1,706	—	9,281
Amortization and depreciation	1	6,400	1,075	—	7,476
Holding company allocation	(800)	640	160	—	—
Corporate overhead allocation	—	(146)	146	—	—
Total operating expenses	220	16,897	3,436	—	20,553
Operating income (loss)	(220)	2,859	1,366	—	4,005
Other income (expense)
Interest expense	—	(5,530)	—	—	(5,530)
Related party interest	—	(1,375)	—	—	(1,375)
Other	—	(306)	—	—	(306)
Equity earnings (loss) in subsidiary	(3,022)	1,330	—	1,692	—
Income (loss) from continuing operations before income taxes	(3,242)	(3,022)	1,366	1,692	(3,206)
Income tax expense	—		(36)		(36)
Net income (loss)	$(3,242)	$(3,022)	$1,330	$1,692	$(3,242)

Condensed Consolidating Statement of Operations

For the Period January 1, 2005 through February 8, 2005

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$21,455	$5,000	$—	$26,455
Other	—	1,916	172	—	2,088
Total revenues	—	23,371	5,172	—	28,543
Cost of revenues
Monitoring and related services	—	6,151	1,249	—	7,400
Other	—	2,571	743	—	3,314
Total cost of revenues	—	8,722	1,992	—	10,714

Operating expenses
Selling	—	3,699	290	—	3,989
General and administrative	792	6,054	1,258	—	8,104
Change of control and debt restructuring costs	5,939	—	—	—	5,939
Amortization and depreciation	—	6,058	580	—	6,638
Holding company allocation	(437)	350	87	—	—
Corporate overhead allocation	—	(110)	110	—	—
Total operating expenses	6,294	16,051	2,325	—	24,670
Operating income (loss)	(6,294)	(1,402)	855	—	(6,841)
Other income (expense)
Interest expense (b)	—	(2,499)	(103)	—	(2,602)
Related party interest	—	(1,942)	—	—	(1,942)
Other	—	15	—	—	15
Equity earnings (loss) in subsidiary	(5,111)	717	—	4,394	—
Income (loss) from continuing operations before income taxes	(11,405)	(5,111)	752	4,394	(11,370)
Income tax expense	—	—	(35)	—	(35)
Net income (loss)	$(11,405)	$(5,111)	$717	$4,394	$(11,405)

(b)   Protection One Alarm Monitoring, Inc. allocated $103 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2004

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$50,528	$11,347	$—	$61,875
Other	—	4,788	469	—	5,257
Total revenues	—	55,316	11,816	—	67,132
Cost of revenues
Monitoring and related services	—	14,440	3,030	—	17,470
Other	—	5,810	1,532	—	7,342
Total cost of revenues	—	20,250	4,562	—	24,812
Operating expenses
Selling	—	6,730	688	—	7,418
General and administrative	1,049	14,345	2,717	—	18,111
Change of control and debt restructuring costs	13,935	1,653	1,542	—	17,130
Amortization and depreciation	—	18,291	1,369	—	19,660
Holding company allocation	(1,049)	839	210	—	—
Corporate overhead allocation	—	(270)	270	—	—
Total operating expenses	13,935	41,588	6,796	—	62,319
Operating income (loss)	(13,935)	(6,522)	458	—	(19,999)
Other income (expense)
Interest expense (b)	—	(6,701)	(1,149)	—	(7,850)
Related party interest	—	(3,223)	—	—	(3,223)
Other	—	11	—	—	11
Equity loss in subsidiary	(295,716)	(2,350)	—	298,066	—
Loss from continuing operations before income taxes	(309,651)	(18,785)	(691)	298,066	(31,061)
Income tax (expense) benefit	268	(276,931)	(1,659)	—	(278,322)
Net loss	$(309,383)	$(295,716)	$(2,350)	$298,066	$(309,383)

(b) Protection One Alarm Monitoring, Inc. allocated $1,149 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Assets and Liabilities (Deficiency in Assets)

March 31, 2005

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$12,709	$344	$—	$13,053
Restricted cash	—	930	—	—	930
Receivables, net	—	18,721	5,602	—	24,323
Inventories, net	—	2,786	2,168	—	4,954
Prepaid expenses	201	4,343	826	—	5,370
Other miscellaneous receivables	—	119	—	—	119
Other	—	3,590	34	—	3,624
Total current assets	201	43,198	8,974	—	52,373
Property and equipment, net	14	22,781	2,257	—	25,052
Customer accounts, net	—	210,002	50,134	—	260,136
Goodwill	—	6,142	6,018	—	12,160
Tradename	—	22,987	2,825	—	25,812
Deferred customer acquisition costs	—	37,645	6,079	—	43,724
Other	—	9,994	—	—	9,994
Accounts receivable (payable) from (to) associated companies (a)	79,675	(27,826)	(51,849)	—	—
Investment in POAMI	(58,315)	—	—	58,315	—
Investment in subsidiary guarantors	—	16,918	—	(16,918)	—
Total assets	$21,575	$341,841	$24,438	$41,397	$429,251

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Accounts payable	$—	$2,578	$442	$—	$3,020
Accrued liabilities	837	18,082	1,639	—	20,558
Due to related parties	219	—	—	—	219
Deferred revenue	—	32,589	3,684	—	36,273
Total current liabilities	1,056	53,249	5,765	—	60,070
Long-term debt, net of current portion	—	324,709	—	—	324,709
Deferred customer acquisition revenue	—	21,205	1,055	—	22,260
Other	—	993	700	—	1,693
Total Liabilities	1,056	400,156	7,520	—	408,732

Stockholders’ Equity (Deficiency in Assets)
Common stock	182	2	1	(3)	182
Additional paid in capital	159,939	1,344,051	157,907	(1,501,958)	159,939
Deficit	(139,602)	(1,402,368)	(140,990)	1,543,358	(139,602)
Total stockholders’ equity (deficiency in assets)	20,519	(58,315)	16,918	41,397	20,519
Total liabilities and stockholders’ equity (deficiency in assets)	$21,575	$341,841	$24,438	$41,397	$429,251

(a)   Includes $53,976 payable to Protection One Alarm Monitoring from Network Multifamily related to allocations of interest charges.

Condensed Consolidating Statement of Assets and Liabilities (Deficiency in Assets)

December 31, 2004

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$51,944	$584	$—	$52,528
Restricted cash	—	926	—	—	926
Receivables, net	—	20,662	3,557	—	24,219
Inventories, net	—	3,016	2,212	—	5,228
Prepaid expenses	248	4,567	978	—	5,793
Other miscellaneous receivables	—	5,494	—	—	5,494
Other	—	2,336	39	—	2,375
Total current assets	248	88,945	7,370	—	96,563
Property and equipment, net	14	29,061	2,077	—	31,152
Customer accounts, net	—	166,542	9,613	—	176,155
Goodwill	—	—	41,847	—	41,847
Deferred customer acquisition costs	—	82,496	24,814	—	107,310
Other	—	8,017	—	—	8,017
Accounts receivable (payable) from (to) associated companies (a)	(33,088)	85,144	(52,056)	—	—
Investment in POAMI	(141,475)	—	—	141,475	—
Investment in Subsidiary Guarantors	—	22,738	—	(22,738)	—
Total assets	$(174,301)	$482,943	$33,665	$118,737	$461,044

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt	$—	$395,417	$—	$—	$395,417
Accounts payable	—	1,496	770	—	2,266
Accrued liabilities	3,308	31,164	2,616	—	37,088
Due to related parties	—	335	—	—	335
Deferred revenue	—	32,447	1,570	—	34,017
Total current liabilities	3,308	460,859	4,956	—	469,123
Long-term debt, net of current portion	—	110,340	—	—	110,340
Deferred customer acquisition revenue	—	52,186	5,247	—	57,433
Other	—	1,033	724	—	1,757
Total Liabilities	3,308	624,418	10,927	—	638,653

Stockholders’ Equity (Deficiency in Assets)
Common stock	26	2	1	(3)	26
Additional paid in capital	1,380,728	1,344,325	161,507	(1,505,832)	1,380,728
Accumulated other comprehensive income	162	162	—	(162)	162
Deficit	(1,523,913)	(1,485,964)	(138,770)	1,624,734	(1,523,913)
Treasury stock	(34,612)	—	—	—	(34,612)
Total stockholders’ equity (deficiency in assets)	(177,609)	(141,475)	22,738	118,737	(177,609)
Total liabilities and stockholders’ equity (deficiency in assets)	$(174,301)	$482,943	$33,665	$118,737	$461,044

(a)   Includes $53,873 payable to Protection One Alarm Monitoring from Network Multifamily related to allocations of interest charges.

Condensed Consolidating Statement of Cash Flows

For the Period February 9, 2005 through March 31, 2005

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,930)	$(4,894)	$1,884	$—	$(4,940)
Cash flows from investing activities:
Deferred customer acquisition costs	—	(6,325)	(176)	—	(6,501)
Deferred customer acquisition revenue	—	3,453	16	—	3,469
Purchase of property and equipment		(648)	(13)	—	(661)
Proceeds from disposition of marketable securities and other assets	—	749	12	—	761
Net cash used in investing activities	—	(2,771)	(161)	—	(2,932)
Cash flows from financing activities:
Payments on long-term debt	—	(30,170)	—	—	(30,170)
Proceeds from sale of common stock	1,750	—	—	—	1,750
Debt issue costs	—	(1,150)	—	—	(1,150)
Stock issue costs	(270)	—	—	—	(270)
Payment on credit facility	—	(3,000)	—	—	(3,000)
To (from) related companies	450	1,372	(1,822)	—	—
Net cash provided by (used in) financing activities	1,930	(32,948)	(1,822)	—	(32,840)
Net decrease in cash and cash equivalents	—	(40,613)	(99)	—	(40,712)
Cash and cash equivalents:
Beginning of period	—	53,257	508	—	53,765
End of period	$—	$12,644	$409	$—	$13,053

Condensed Consolidating Statement of Cash Flows

For the Period January 1, 2005 through February 8, 2005

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,787)	$8,265	$2,232	$—	$3,710
Cash flows from investing activities:
Deferred customer acquisition costs	—	(4,049)	(169)	—	(4,218)
Deferred customer acquisition revenue	—	2,147	(156)	—	1,991
Purchase of property and equipment	—	(249)	(1)	—	(250)
Proceeds from disposition of assets and sale of customer accounts	—	—	4	—	4
Net cash used in investing activities	—	(2,151)	(322)	—	(2,473)
Cash flows from financing activities:
To (from) related companies	6,787	(4,801)	(1,986)	—	—
Net cash provided by (used in) financing activities	6,787	(4,801)	(1,986)	—	—
Net decrease in cash and cash equivalents	—	1,313	(76)	—	1,237
Cash and cash equivalents:
Beginning of period	—	51,944	584	—	52,528
End of period	$—	$53,257	$508	$—	$53,765

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2004

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(12,463)	$—	$1,991	$—	$(10,472)
Cash flows from investing activities:
Installations and purchases of new accounts	—	—	(14)	—	(14)
Deferred customer acquisition costs	—	(9,077)	(1,043)	—	(10,120)
Deferred customer acquisition revenue	—	4,700	88	—	4,788
Purchase of property and equipment	(3)	(865)	(293)	—	(1,161)
Proceeds from disposition of assets and sale of customer accounts	—	107	2	—	109
Net cash used in investing activities	(3)	(5,135)	(1,260)	—	(6,398)
Cash flows from financing activities:
Funding from Westar	(53)	272			219
To (from) related companies	12,519	(11,651)	(868)	—	—
Net cash provided by (used in) financing activities	12,466	(11,379)	(868)	—	219
Net decrease in cash and cash equivalents	—	(16,514)	(137)	—	(16,651)
Cash and cash equivalents:
Beginning of period	—	33,831	1,372	—	35,203
End of period	$—	$17,317	$1,235	$—	$18,552

12.       Subsequent Events

New Credit Facility

To facilitate the redemption of its 7 3/8% senior notes and the repayment of its Quadrangle credit facility, the Company entered into a Credit Agreement, dated as of April 18, 2005 (the “bank credit agreement”), with the several banks and other financial institutions or entities from time to time parties to the bank credit agreement.

The bank credit agreement provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility.  The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity if the Company does not refinance its 8 1/8% senior subordinated notes due 2009 before July 2008.  The new revolving credit facility is undrawn as of May 10, 2005.  The Company intends to use any other proceeds from borrowings under the bank credit agreement, from time to time, for working capital and general corporate purposes.  Letters of credit are also available to the Company under the bank credit agreement.

Pursuant to the Guarantee and Collateral Agreement, dated as of April 18, 2005 (the “Guarantee Agreement”), by the Company and its subsidiaries in favor of Bear Stearns Corporate Lending Inc., the new credit facilities are guaranteed by Protection One Systems, Inc., Protection One Data Services, Inc., Security Monitoring Services, Inc., Protection One Alarm Monitoring of Mass, Inc. and Network Multifamily Security Corporation (collectively with the Company, the “Guarantors”), the Company’s domestic subsidiaries, and secured by a perfected first priority security interest in substantially all of the Company’s and the Guarantors’ present and future assets.

Borrowings under the bank credit agreement will bear interest at a rate calculated according to a base rate or a Eurodollar rate, at the Company’s discretion, plus an applicable margin.  The applicable margin with respect to the term loan is 2.0% for a base rate borrowing and 3.0% for a Eurodollar borrowing.  Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Developments

Change in Majority Owner

On February 17, 2004, our former majority stockholder, Westar Industries, Inc., a wholly owned subsidiary of Westar Energy, Inc., which we refer to collectively as Westar, consummated the sale of approximately 87% of our common stock to POI Acquisition I, Inc., which was formed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Master Funding Ltd, which we refer to collectively as Quadrangle.  The transaction also included the assignment of Westar’s rights and obligations as the lender under our revolving credit facility to POI Acquisition, LLC.

On November 12, 2004 we entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of our common stock.   The exchange was completed on February 8, 2005 and was accompanied by a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock.  The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock.

New Basis of Accounting

As a result of Quadrangle’s increased ownership interest from the February 8, 2005 debt-for-equity exchange, we have ‘‘pushed down’’ Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. These estimates of fair market value are preliminary and are therefore subject to further refinement.  The “push-down” accounting adjustments did not impact cash flows.   The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenues, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our tradenames; and (5) an increase to the equity section from these adjustments.  The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenues; (2)  the reduction in other costs of revenue and selling expenses due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of our debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Due to the impact of the changes resulting from the push down accounting adjustments described above, the income statement presentation separates our results into two periods:  (1) the period ending with the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting.  The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.  Similarly, the current and prior period amounts reported on the Balance Sheet are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented.

Overview

We are a leading national provider of security alarm monitoring services, providing installation, maintenance and electronic monitoring of alarm systems to single-family residential, commercial, multifamily and wholesale customers.  We monitor signals originating from alarm systems designed to detect burglary, fire, medical, hold-up and environmental conditions, and from access control and closed-circuit-television (CCTV) systems.  Most of our monitoring services and a large portion of our maintenance services we provide our customers are governed by multi-year contracts with automatic renewal provisions that provide us with recurring monthly revenue, or RMR.  As of March 31, 2005, we had more than one million customers.  Based on information provided by a leading industry publication, we are the third largest provider of electronic security monitoring services in the United States based on RMR.

Our business consists of two primary segments, Protection One Monitoring (formerly referred to as North America) and Network Multifamily.  Protection One Monitoring primarily provides residential and commercial electronic security system installations and alarm monitoring services directly to homeowners and businesses.  Protection One Monitoring also provides wholesale alarm monitoring services to independent alarm companies.  Network Multifamily provides electronic security system installation and alarm monitoring services to owners and managers of apartments, condominiums and other multifamily dwellings.  We market our services to these customer segments through separate internal sales and installation branch networks.  Our monitoring and related services revenue for the period February 9, 2005 through March 31, 2005 and customer base compositions at March 31, 2005 were as follows:

	Percentage of Total
Market	Monitoring and Related Services Revenue	Sites
Single family and commercial	81.1%	51.4%
Wholesale	4.5	16.6
Protection One Monitoring Total	85.6%	68.0%
Network Multifamily Total	14.4	32.0
Total	100.0%	100.0%

For the periods February 9, 2005 through March 31, 2005 and January 1, 2005 through February 8, 2005, we generated consolidated revenue of $36.9 million and $28.5 million, respectively.  For the period February 9, 2005 through March 31, 2005, Protection One Monitoring accounted for 86.3% of consolidated revenues, or $31.9 million, while Network Multifamily accounted for the 13.7% of consolidated revenues, or $5.0 million.  For the period January 1, 2005 through February 8, 2005, Protection One Monitoring accounted for 85.8% of consolidated revenues, or $24.5 million, while Network Multifamily accounted for the 14.2% of consolidated revenues, or $4.0 million.

Important Matters

We have reported losses for the past several years.  In February 2004, Westar Energy consummated the sale of its equity interest in us, and the assignment of its rights and obligations in the credit facility that it provided to us, to Quadrangle.   In November 2004, we reached a settlement agreement with Westar regarding the tax sharing agreement.  In February 2005, we completed a debt-for-equity exchange with Quadrangle and a one-share-for-fifty-shares reverse stock split.

On November 12, 2004, we entered into a tax sharing settlement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement, generally settled all of our claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction.  Our execution of the exchange agreement with Quadrangle facilitated Quadrangle’s and Westar’s ability to agree upon the amount of, and accelerate the payment of, contingent payments that would be paid by Quadrangle to Westar under their purchase agreement and to otherwise settle claims between Quadrangle and Westar relating to the Westar sale transaction.  Westar’s ability to reach agreement with Quadrangle on these matters facilitated the settlement of our dispute with Westar over the tax sharing agreement and the delivery of the settlement payment from Westar to us on November 12, 2004.

In accordance with the Westar tax sharing settlement, Westar, among other things, paid us approximately $45.9 million in cash and transferred to us a portion of our 7 3/8% senior notes due 2005, with aggregate principal and accrued interest of approximately $27.1 million, that had been held by Westar.  We have cancelled the 7 3/8% senior notes due 2005 that we received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of our indebtedness.  We used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment and a $2.2 million interest payment on the Quadrangle credit facility, further reducing our outstanding indebtedness.  Quadrangle paid $32.5 million to Westar as additional consideration relating to the Westar sale transaction.

Upon the closing of the exchange agreement on February 8, 2005, Quadrangle reduced the aggregate principal amount outstanding under the Quadrangle credit facility by $120.0 million in exchange for 16 million shares of our common stock.  The newly issued shares, together with the shares currently owned by Quadrangle, resulted in Quadrangle’s owning approximately 97.3% of our common stock as of the closing of the debt-for-equity exchange.   In connection with the closing, we also amended our certificate of incorporation, implemented a management incentive plan and entered into an amended and restated credit facility, stockholders agreement and registration rights agreement with Quadrangle.

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

 On April 18, 2005, we entered into a new credit agreement, which we refer to as the bank credit agreement.  The bank credit agreement provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility.  The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity if we do not refinance our 8 1/8% senior subordinated notes due 2009 before July 2008.  The new revolving credit facility is undrawn as of May 10, 2005.  We intend to use any other proceeds from borrowings under the bank credit agreement, from time to time, for working capital and general corporate purposes.  Letters of credit are also available to us under the bank credit agreement.

Pursuant to the Guarantee and Collateral Agreement, dated as of April 18, 2005, by us and our subsidiaries in favor of Bear Stearns Corporate Lending Inc., the new credit facilities are guaranteed by Protection One Systems, Inc., Protection One Data Services, Inc., Security Monitoring Services, Inc., Protection One Alarm Monitoring of Mass, Inc. and Network Multifamily Security Corporation, which we refer to collectively as the Guarantors, our domestic subsidiaries, and secured by a perfected first priority security interest in substantially all of our and the Guarantors’ present and future assets.

Borrowings under the new term loan were used to fund the April 21, 2005 redemption of all of our outstanding 7 3/8% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount) and the April 18, 2005 repayment of our existing credit facility (approximately $78.0 million aggregate principal amount) with affiliates of Quadrangle. We expect to record a loss in the second quarter of 2005 of approximately $6.0 million associated with such redemption and repayment.

Borrowings under the credit agreement will bear interest at a rate calculated according to a base rate or a Eurodollar rate, at our discretion, plus an applicable margin.  The applicable margin with respect to the term loan is 2.0% for a base rate borrowing and 3.0% for a Eurodollar borrowing.  Depending on our leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-Q have not occurred.

Summary of Other Significant Matters

Net Loss.  We incurred a net loss of $3.2 million and $11.4 million for the periods February 9, 2005 through March 31, 2005 and January 1, 2005 through February 8, 2005, respectively.  The net loss for the period January 1, 2005 through February 8, 2005 includes charges of $5.9 million relating to the change of control and subsequent restructuring efforts.  Additional net losses reflect substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness, including amortization of debt discounts.  We currently do not expect to have earnings in the foreseeable future.

Payment of Transaction-Related Bonuses and Fees.  In order to retain the services of senior management and selected key employees who may have felt uncertain about our future ownership and direction due to the discussions with our creditors regarding the restructuring of our indebtedness, our board of directors authorized senior management in June 2004 to implement a new key employee retention plan.  The retention plan applied to approximately 30 senior managers and selected key employees and provided incentives for such individuals to remain with the Company through the restructuring.  These retention agreements superseded and replaced previous retention agreements which provided additional severance upon a change of control.   The aggregate payout under the plan was approximately $3.9 million, of which approximately $3.5 million was accrued for and approximately $0.7 million was paid as of December 31, 2004.  For the period January 1, 2005 through February 8, 2005 we accrued $0.4 million and paid $1.3 million and for the period February 9, 2005 through March 31, 2005 we paid $1.9 million.

Upon the change of control on February 17, 2004, $11.0 million was paid to executive management.  In addition, upon the change of control, fees and expenses of $3.5 million were paid to the financial advisor to our Special Committee of the board of directors.  In addition, in February 2004, we recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change of control.

Upon the change of control on February 17, 2004, we also retained Houlihan Lokey Howard & Zukin Capital as our financial advisor for discussions regarding the restructuring with Quadrangle and certain holders of our publicly-held debt.  We agreed to pay financial advisory and legal fees incurred on behalf of the holders of our publicly-held debt.  In February 2005, upon consummation of the restructuring, we paid an additional $6.4 million in fees to these professionals, including approximately $5.6 million in success fees.

Repurchase of Outstanding 13 5/8% Senior Subordinated Discount Notes.  In connection with the restructuring and as required by the indenture governing our outstanding 13 5/8% senior subordinated discount notes due 2005, we also initiated a change of control repurchase offer at 101% for the approximately $29.9 million of outstanding 13 5/8% senior subordinated discount notes due 2005.  We completed the repurchase of all of these notes on March 11, 2005.

Management Incentive Plan.  As a condition to the completion of the debt-for-equity exchange, we implemented a management incentive plan that included an equity investment opportunity for our executive officers, stock appreciation rights (SARs) for our senior executive officers and a new stock option plan.

As part of the management incentive plan offered in connection with the restructuring, certain members of management invested an aggregate of $1.75 million and received an aggregate of 233,334 shares of common stock.  The shares were purchased pursuant to a management shareholders’ agreement entered into among us, Quadrangle and the management stockholder.  The agreement contains tag-along, drag-along, piggyback registration rights and other provisions.

Pursuant to the management incentive plan, Messrs. Ginsburg, Nevin, Pefanis and Williams received an aggregate of approximately 2.0 million SARs.  The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means Quadrangle’s sale of at least 60% of its equity interest in us, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011.  The exercise price of the SARs is $4.50 and increases by 9% per annum, which we refer to as the fixed return, compounded annually, beginning on February 8, 2006.  If Quadrangle sells less than 60% of its equity interest in us, the exercise price applicable to an equivalent percentage of management’s SARs would be based on the fixed return through the date of such sale.  Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder of a SAR to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder’s right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that we may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

The 2004 Stock Option Plan became effective upon the consummation of the debt-for-equity exchange on February 8, 2005.  Under the 2004 Stock Option Plan, certain executive officers and selected management employees were granted options to purchase an aggregate of 1,782,947 shares of common stock.  The options initially granted under the plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale.  Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of a certain permissible distribution events (as defined in the SAR Plan) and (2) February 8, 2011, provided that if an option holder’s right to receive stock is converted pursuant to the plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

Board of Directors.  In connection with the closing of the debt-for-equity exchange, the size of the board of directors was increased to four directors, and David Tanner, Steven Rattner and Michael Weinstock, managing principals of Quadrangle, were appointed to the Board.  Ben M. Enis, a Company director since 1994, and James Q. Wilson, a Company director since 1996, resigned from the Board to accommodate these additions.  The Company’s President and Chief Executive Officer, Richard Ginsburg, continues to serve as a director.  In March 2005, Robert J. McGuire was appointed to the board as the independent director and was selected as chairman of the audit committee.

Tax Sharing Settlement Agreement.  On November 12, 2004, we entered into a tax sharing settlement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement, generally settled all of our claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction.  Our execution of the exchange agreement with Quadrangle facilitated Quadrangle’s and Westar’s ability to agree upon the amount of, and accelerate the payment of, contingent payments that would be paid by Quadrangle to Westar under their purchase agreement and to otherwise settle claims between Quadrangle and Westar relating to the Westar sale transaction.  Westar’s ability to reach agreement with Quadrangle on these matters facilitated the settlement of our dispute with Westar over the tax sharing agreement and the delivery of the settlement payment from Westar to us on November 12, 2004.

In accordance with the Westar tax sharing settlement, Westar, among other things, paid us approximately $45.9 million in cash and transferred to us a portion of our 7 3/8% senior notes due 2005, with aggregate principal and accrued interest of approximately $27.1 million, that had been held by Westar.  We have cancelled the 7 3/8% senior notes due 2005 that we received pursuant to the Westar tax sharing settlement, resulting in an approximately $26.6 million reduction in the principal amount of our indebtedness.  We used a portion of the proceeds from the Westar tax sharing settlement to make a $14.5 million principal payment and a $2.2 million interest payment on the Quadrangle credit facility, further reducing our outstanding indebtedness.  Quadrangle paid $32.5 million to Westar as additional consideration relating to the Westar sale transaction.

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

The tax sharing settlement also provided for a mutual general release, except with respect to (i) certain indemnification obligations pursuant to the purchase agreement between Quadrangle and Westar, (ii) security system service agreements under which we provide services to Westar and (iii) administrative service agreements between us and Westar.  In addition, Westar and POI Acquisition I, Inc. agreed to join in making Section 338(h)(10) elections under the Internal Revenue Code.  As part of the settlement, the parties mutually agreed to the purchase price allocation to be used for the election.

New Software Has Been Implemented.   During 2003, we began the process of replacing our accounting, human resources, inventory management, fixed asset and accounts payable software for our Protection One Monitoring segment.  Implementation of new software was required as a result of Westar’s disposition of its investment in us.  The human resources software was placed in service on August 17, 2004, and the accounting, inventory management, fixed asset and accounts payable software was placed in service on January 1, 2005.   We have invested approximately $3.0 million for the implementation of the new software.

Deferred Tax Assets. Prior to Westar’s sale of its interest in us, we had a pro-rata tax sharing agreement with Westar Energy.  Pursuant to this agreement, Westar Energy made payments to us for current tax benefits utilized by Westar Energy in its consolidated tax return.  Because Westar Energy completed its disposition of its investment in us, we do not expect to receive tax benefit for losses incurred.

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue may not be comparable to other similarly titled measures of other companies, and recurring monthly revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.   We had

approximately $19.9 million and $20.0 million of recurring monthly revenue as of March 31, 2005 and 2004, respectively.  The decrease is primarily a result of our net loss of 11,227 customers during the twelve month period ending March 31, 2005.  While the rate of decrease is significantly slower than it was in prior years, we expect this trend will continue until we reduce attrition on the Protection One Monitoring retail portfolio of accounts to a level lower than recorded in this reporting period and we have access to the capital needed to invest in creating at least as many accounts as we lose.  Until we are able to reverse this trend, net losses of customer accounts will materially and adversely affect our business, financial condition and results of operations.

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

	February 9, through March 31,	Quarter Ended March 31,
	2005	2004
	(dollar amounts in millions)
Recurring Monthly Revenue at March 31	$19.9	$20.0
Amounts excluded from RMR:
Amortization of deferred revenue	0.2	0.6
Other revenues (a)	1.2	1.6
Revenues (GAAP basis):
March	21.3	22.2
February 9 — February 28, 2005	15.6	—
January — February, 2004	—	44.9
Total period revenue	$36.9	$67.1

(a) Revenues that are not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated.

	February 9 through March 31, 2005			January 1 through February 8, 2005
	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)			(dollar amounts in thousands)
Beginning RMR balance (a)	$17,086	$2,799	$19,885	$17,112	$2,796	$19,908
RMR retail additions	257	18	275	181	11	192
RMR retail losses	(288)	(27)	(315)	(213)	(14)	(227)
Price changes and other	1	5	6	1	6	7
Net change in wholesale RMR	18	—	18	5	—	5
Ending RMR balance	$17,074	$2,795	$19,869	$17,086	$2,799	$19,885

(a)          Beginning RMR balance includes $907 and $903 wholesale customer RMR for the periods February 9, 2005 through March 31, 2005 and January 1, 2005 through February 8, 2005, respectively, in both the Protection One Monitoring segment and in total.  Our Network Multifamily segment RMR does not contain wholesale customer RMR.

	Quarter ended March 31, 2004
	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)
Beginning RMR balance (a)	$17,255	$2,834	$20,089
RMR retail additions	423	43	466
RMR retail losses	(538)	(40)	(578)
Price changes and other	—	5	5
Net change in wholesale RMR	(5)	—	(5)
Ending RMR balance	$17,135	$2,842	$19,977

(a)          Beginning RMR balance includes $850 wholesale customer RMR 2004 in both the Protection One Monitoring segment and in total.  Our Network Multifamily segment RMR does not contain wholesale customer RMR.

Monitoring and Related Services Margin.   Monitoring and related service revenues comprised over 92% of our total revenues for each of the periods January 1, 2005 through February 8, 2005, February 9, 2005 through March 31, 2005 and for the quarter ended March 31, 2004.  As a result of our declining customer base, these revenues have been decreasing, as have the associated cost of monitoring and related services revenues.  The rate of revenue decline has slowed and gross margin as a percentage of revenues has remained steady.  The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods.

	(dollar amounts in thousands)
	2005		2004
	February 9 through March 31	January 1 through February 8	Quarter Ended March 31,
Monitoring and related services revenues	$35,123	$26,455	$61,875
Cost of monitoring and related services revenues	9,928	7,400	17,470
Gross margin	$25,195	$19,055	$44,405

Gross margin %	71.7%	72.0%	71.8%

Customer Creation and Marketing.   Our current customer acquisition strategy for our Protection One Monitoring segment relies primarily on internally generated sales.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately fifty-five markets.  The internal sales program generated 12,773 accounts and 13,315 accounts in the first quarter of 2005 and 2004, respectively.  Our Network Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.  We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region.  The marketing alliance agreement provides that it may be terminated by mutual written consent of both parties or by either party upon 180 days notice or earlier upon occurrence of certain events.  Under this agreement, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region.  BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory.  We follow up on the leads and attempt to persuade them to become customers of our monitored security services.  We also market directly to small businesses.  We pay BellSouth a commission for each new contract and a recurring royalty based on a percentage of recurring charges.  The commission is a direct and incremental cost of acquiring the customer and accordingly, for residential customers and certain commercial customers, is deferred as a customer acquisition cost and amortized over the term of the contract.  See “—Critical Accounting Policies and Estimates — Revenue and Expense Recognition,” below, for further discussion relating to deferred customer acquisition costs.  The recurring royalty is expensed as incurred and is included in the cost of monitoring and related services revenues.  Approximately 23.3% of our new accounts created in the first quarter of 2005 and 21.8% of our new accounts created in the first quarter of 2004 were produced from this arrangement.  Termination of this agreement could have an adverse affect on our ability to generate new customers in this territory.

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

Customer attrition by business segment for the three months ended March 31, 2005 and 2004 is summarized below:

	Customer Account Attrition
	March 31, 2005		March 31, 2004
	Annualized First Quarter	Trailing Twelve Month	Annualized First Quarter	Trailing Twelve Month

Protection One Monitoring	6.9%	7.6%	10.3%	10.5%
Protection One Monitoring, excluding wholesale	12.3%	12.7%	13.3%	14.3%
Network Multifamily	5.1%	6.1%	6.5%	5.7%
Total Company	6.3%	7.1%	9.1%	9.0%

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

Note 2 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2004 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  As discussed above in “—New Basis of Accounting,” estimates of fair market value were used to determine new values as of February 8, 2005 for some of our assets and liabilities.  The following is a brief description of the more significant accounting policies and methods we use:

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

Deferred system and upgrade installation revenues are recognized over the estimated life of the customer utilizing an accelerated method for our residential and commercial customers and a straight-line method for our Network Multifamily customers.  Deferred costs in excess of deferred revenue are recognized utilizing a straight-line method over the initial contract term, typically two to three years for residential systems, five years for commercial systems and five to ten years for Network Multifamily systems.  To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer utilizing the same method as with the related deferred revenues.

The table below reflects the impact of this accounting policy on the respective line items of the Statement of Operations for the three months ended March 31, 2005 and 2004.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	2005
	February 9 through March 31,			January 1 through February 8,
	Revenues- other	Cost of revenues- other	Selling expense	Revenues- other	Cost of revenues-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$4,851	$5,997	$4,960	$3,265	$3,663	$3,645
Amount deferred	(3,453)	(4,225)	(2,100)	(2,147)	(2,579)	(1,470)
Amount amortized	379	570	622	798	1,487	1,550
Amount included in Statement of Operations	$1,777	$2,342	$3,482	$1,916	$2,571	$3,725
Network Multifamily segment:
Total amount incurred	$16	$248	$249	$(156)	$169	$237
Amount deferred	(16)	(238)	62	156	(160)	(9)
Amount amortized	11	73	3	172	734	36
Amount included in Statement of Operations	$11	$83	$314	$172	$743	$264
Total Company:
Total amount incurred	$4,867	$6,245	$5,209	$3,109	$3,832	$3,882
Amount deferred	(3,469)	(4,463)	(2,038)	(1,991)	(2,739)	(1,479)
Amount amortized	390	643	625	970	2,221	1,586
Amount reported in Statement of Operations	$1,788	$2,425	$3,796	$2,088	$3,314	$3,989

	For the Quarter Ended March 31, 2004
	Revenues- other	Cost of revenues-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$8,106	$9,091	$7,592
Amount deferred	(4,700)	(5,828)	(3,249)
Amount amortized	1,382	2,547	2,459
Amount included in Statement of Operations	$4,788	$5,810	$6,802
Network Multifamily segment:
Total amount incurred	$163	$1,044	$612
Amount deferred	(88)	(965)	(78)
Amount amortized	394	1,453	82
Amount included in Statement of Operations	$469	$1,532	$616
Total Company:
Total amount incurred	$8,269	$10,135	$8,204
Amount deferred	(4,788)	(6,793)	(3,327)
Amount amortized	1,776	4,000	2,541
Amount reported in Statement of Operations	$5,257	$7,342	$7,418

Valuation of Intangible Assets. As discussed in “—New Basis of Accounting,” above, because Quadrangle acquired substantially all of the Company’s common stock, resulting in a new basis of accounting, new values for intangible assets were recorded in the first quarter of 2005 based on estimates of fair market values determined by a third party appraisal firm.  New values were recorded for customer accounts, tradenames and goodwill.

Customer accounts were valued by segment based on a combination of (1) the income approach utilizing our projections of cash flow, operating margins and customer attrition and (2) the market approach based on available industry transaction data generally expressed as a multiple of recurring monthly revenues.  Tradename values were based on the identifiable revenues associated with each segment and were valued based on the income approach.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is tested for impairment on at least an annual basis or as circumstances warrant.  Customer accounts are tested on a periodic basis or as circumstances warrant.  For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts.  Factors we consider important that could trigger an impairment review include the following:

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

Customer Account Amortization.  The choice of an amortization life and method is based on our estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life.  Amortization methods and selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue.  We periodically perform lifing studies on our customer accounts to assist us in determining appropriate lives of our customer accounts.  These reviews are performed specifically to evaluate our historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience.  Prior to adopting a new basis of accounting as described in “—New Basis of Accounting,” above, we had identified the following three distinct pools of customer accounts, each of which has distinct attributes that effect differing attrition characteristics.  For the Protection One Monitoring pool, the results of the lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimate revenue stream from these customer pools.  We switch from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

In conjunction with adopting a new basis of accounting, we identified only two distinct pools of customer accounts, the Protection One Monitoring pool and the Network Multifamily pool, and retained the same amortization methods and lives for each.  A separate pool for the customers acquired from Westinghouse Security Systems, Inc. in 1996 is no longer considered necessary, as the remaining customers from this acquisition are now included in the Protection One Monitoring customer pool.

Our amortization rates consider the average estimated remaining life and historical and projected attrition rates.  The amortization method for each customer pool is as follows:

Pool	Method
New amortization method (post February 8, 2005):
Protection One Monitoring	Ten–year 135% declining balance
Network Multifamily	Nine–year straight-line

Historical amortization method (pre February 9, 2005):
Protection One Monitoring:
• Acquired Westinghouse Customers	Eight–year 120% declining balance (a)
• Other Customers	Ten–year 135% declining balance
Network Multifamily	Nine–year straight-line

(a) The Westinghouse customer pool is fully amortized as of December 31, 2004.

Amortization expense was $5.1 million for the period February 9, 2005 through March 31, 2005, $5.6 million for the period January 1, 2005 through February 8, 2005 and $17.1 million for the quarter ended March 31, 2004.  This amount would change if we changed the estimated life or amortization rate for customer accounts.

The results of a lifing study performed in the first quarter of 2002 showed a deterioration in the average remaining life of customer accounts.  The report showed our Protection One Monitoring customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of nine years.  Our Network Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of ten years.  Taking into account the results of the lifing study and the inherent expected declining revenue streams for Protection One Monitoring and Network Multifamily, in particular during the first five years, we adjusted the amortization of customer accounts for our Protection One Monitoring and Network Multifamily customer pools to better match the rate and period of amortization expense with the expected decline in revenues.

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

Income Taxes.  As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  In the first quarter of 2004, due to Westar’s sale of its interest in us, we determined that our deferred tax assets would not be realizable.  We recorded a non-cash charge to income in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of net deferred tax assets determined not to be realizable.

We currently do not expect to be in a position to record tax benefits for losses incurred in the future.

Operating Results

We separate our business into two reportable segments:  Protection One Monitoring and Network Multifamily.  Protection One Monitoring provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems.  Network Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Protection One Consolidated

As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the activity for the period February 9, 2005 through March 31, 2005 (the “post-push down” period) is reported under the new basis of accounting while the activity for the period January 1, 2005 through February 8, 2005 (the “pre-push down” period) is reported on the historical basis of accounting, which was used in 2004.  For the post-push down period, the primary changes to the income statement reflect (1) the reduction in amortization related to the reductions to the amount of deferred acquisition costs and deferred acquisition revenues, (2) an increase in interest expense due to accretion of debt discounts arising from differences in fair values and carrying values of our debt instruments and (3) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Monitoring and related services revenues, which are not impacted by the push down adjustments, decreased slightly (less than 1%) in the first quarter of 2005 compared to the first quarter of 2004, primarily as a result of a decline in our customer base, but partially offset by price increases implemented in 2004.  Cost of monitoring and related services revenues, which are not impacted by the push down adjustments, also decreased slightly (less than 1%) in the first quarter of 2005 compared to the first quarter of 2004.  Interest expense for the post-push down period includes approximately $2.3 million of amortized debt discounts.  In the first quarter of 2004, we recorded a non-cash charge to income in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of deferred tax assets determined not to be realizable.

Protection One Monitoring Segment

The table below presents operating results for Protection One Monitoring for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.   As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the quarter to quarter comparisons presented in the following tables may not be comparable.

	2005				2004
	February 9, through March 31,		January 1, through February 8,		Quarter Ended March 31,
	(dollar amounts in thousands)
Revenues:
Monitoring and related services	30,081	94.4%	22,564	92.2%	53,016	91.7%
Other	1,777	5.6	1,916	7.8	4,788	8.3

Total revenues	31,858	100.0	24,480	100.0	57,804	100.0

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	8,857	27.8	6,627	27.1	15,499	26.8
Other	2,342	7.4	2,571	10.5	5,810	10.1

Total cost of revenues (exclusive of amortization and depreciation shown below)	11,199	35.2	9,198	37.6	21,309	36.9

Selling expense	3,482	10.9	3,725	15.2	6,802	11.7
General and administrative expense	7,674	24.1	6,922	28.3	15,518	26.8
Change of control and debt restructuring costs	—	—	5,939	24.3	15,587	27.0
Amortization of intangibles and depreciation expense	6,534	20.5	6,112	24.9	18,421	31.9
Total operating expenses	17,690	55.5	22,698	92.7	56,328	97.4
Operating income (loss)	$2,969	9.3%	$(7,416)	(30.3)%	$(19,833)	(34.3)%

2005 Compared to 2004.   We had a net increase of 330 customers in the first quarter of 2005 compared to a net decrease of 7,515 customers in the first quarter of 2004.  The net increase is primarily due to an increase in our wholesale customer accounts that exceeded our net loss of retail customers.  The average customer base for the first quarter of 2005 and 2004 was 699,768 and 708,734, respectively, or a decrease of 8,966 customers.  The decrease in annualized quarterly attrition is primarily due to the increase in our wholesale customer base and also reflects lower attrition in our retail customer base.  We believe the decrease in annualized quarterly attrition of our retail customer base is due to a company wide focus on retaining our current customers, which is vital for future growth.  We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

Further analysis of the change in the Protection One Monitoring account base between the two periods is discussed below.

	Three Months Ended March 31,
	2005	2004

Beginning Balance, January 1	699,603	712,491
Customer additions, excluding wholesale	12,773	13,315
Customer losses, excluding wholesale	(16,579)	(18,343)
Change in wholesale customer base and other adjustments	4,136	(2,487)
Ending Balance, March 31	699,933	704,976

Annualized quarterly attrition	6.9%	10.3%

Monitoring and related service revenues were not impacted by the push down accounting adjustments and decreased less than 1.0% in the first quarter of 2005 compared to the first quarter of 2004.  We believe decreases in customer attrition and price increases in 2004 have contributed to a slowdown in the loss of revenue.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues include $0.4 million and $0.8 million in amortization of previously deferred revenues for the post-push down and pre-push down periods, respectively, and $1.4 million in the first quarter of 2004. We also experienced a decrease in outright commercial sales in the first quarter of 2005 compared to the first quarter of 2004 as our emphasis has shifted to our commercial leasing business.  These revenues are generated from our internal installations of new alarm systems and consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenues.

Cost of monitoring and related services revenues were not impacted by the push down accounting adjustments and decreased less than 1% in the first quarter of 2005 compared to the first quarter of 2004.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  Cost of monitoring and related services revenues as a percentage of the related revenues increased to 29.4% for each of the periods February 9, 2005 through March 21, 2005 and January 1, 2005 through February 8, 2005 and was 29.2% in the first quarter of 2004.  The slight decrease in costs did not fully offset the decrease in revenues, thus the slight increase in the cost as a percentage of revenue.

Cost of other revenues include $0.6 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $2.5 million in the first quarter of 2004. We also experienced a decrease in cost of other revenues related to the decrease in outright commercial sales in the first quarter of 2005 compared to the first quarter of 2004 as our emphasis has shifted to our commercial leasing business.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expenses include $0.7 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $2.5 million in the first quarter of 2004.  In general, other selling expenses have increased over 2004 levels primarily due to an increase in the number of commercial salespeople.

General and administrative expenses generally decreased in 2005 due to reductions in insurance premiums and system charges.  As of December 31, 2004 for human resources software and February 17, 2005 for financial systems software, we no longer incur system processing charges from our former parent company related to our usage of its software.  The pre-pushdown period includes $0.4 million in retention bonus expense.

Change of control and debt restructuring costs for the pre-push down period January 1, 2005 through February 8, 2005 were for legal and other fees, including $5.6 million in success fees related to the debt restructuring.  In the first quarter of 2004, we made change of control payments to executive officers in the amount of $9.5 million, incurred $1.6 million in expenses for the write-off of director and officer insurance upon the change of control in February 2004, paid $3.5 million to the advisor to our board of directors and incurred approximately $0.9 million for legal and advisory fees related to the sale and restructuring efforts.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives.  The customer accounts continue to be amortized over a ten year life on an accelerated basis while the remaining asset lives for the components of fixed assets have generally been shortened.

Network Multifamily Segment

The following table provides information for comparison of the Network Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.   As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the quarter to quarter comparisons presented in the following tables may not be comparable.

	February 9, through March 31,		January 1, through February 8,		Quarter Ended March 31,
	2005				2004
	(dollar amounts in thousands)
Revenues:
Monitoring and related services	$5,042	99.8%	$3,891	95.8%	8,859	95.0%
Other	11	0.2	172	4.2	469	5.0
Total revenues	5,053	100.0	4,063	100.0	9,328	100.0

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	1,071	21.2	773	19.0	1,971	21.1
Other	83	1.6	743	18.3	1,532	16.5

Total cost of revenues (exclusive of amortization and depreciation shown below)	1,154	22.8	1,516	37.3	3,503	37.6

Selling expense	314	6.2	264	6.5	616	6.6
General and administrative expense	1,607	31.8	1,182	29.1	2,593	27.8
Change of control and debt restructuring costs	—	—	—	—	1,543	16.5
Amortization of intangibles and depreciation expense	942	18.7	526	12.9	1,239	13.3
Total operating expenses	2,863	56.7	1,972	48.5	5,991	64.2
Operating income (loss)	$1,036	20.5%	$575	14.2%	$(166)	(1.8)%

2005 Compared to 2004.  We had a net decrease of 1,618 customers in the first quarter of 2005 as compared to a net decrease of 753 customers in the first quarter of 2004.  The average customer base was 329,701 for the first three months of 2005 compared to 335,453 for the first three months of 2004.  The change in Network Multifamily’s customer base for the period is shown below.

	Three Months Ended March 31,
	2005	2004

Beginning Balance, January 1,	330,510	335,829
Customer additions	2,594	4,697
Customer losses	(4,212)	(5,450)
Ending Balance	328,892	335,076

Annualized quarterly attrition	5.1%	6.5%

Monitoring and related services revenues were not impacted by the push down accounting adjustments and remained consistent with the first quarter of 2004. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.  A decrease in RMR related to the 1.7% decrease in the subscriber base was offset by an increase in contract buyouts.

Other revenues include $0.2 million in amortization of previously deferred revenues for the January 1, 2005 through February 8, 2005 period and $0.4 million in the first quarter of 2004.  These revenues consist primarily of revenue from the sale of access control systems and amortization of previously deferred revenues associated with the sale of alarm systems.

Cost of monitoring and related revenues were not impacted by the push down accounting adjustments and decreased approximately 6.4% in the first quarter of 2005 compared to the first quarter of 2004.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations.  Cost of monitoring and related revenues as a percentage of related revenues was 21.2% in the post-push down period, 19.9% in the pre-push down period and 22.2% in the first quarter of 2004.

Cost of other revenues include $0.1 million and $0.7 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $1.5 million in the first quarter of 2004.  These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.

Selling expenses include approximately $3.4 thousand and $36.0 thousand in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $82.1 thousand in the first quarter of 2004.  Other selling expenses in 2005 remained consistent with the 2004 expenses.

General and administrative costs in 2005 were higher than those in 2004 primarily due to an increase in insurance costs and professional fees.

Change of control and debt restructuring costs in the first quarter of 2004 related to change of control payments to executive officers in the amount of $1.5 million.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives.  The customer accounts continue to be amortized over a nine year life on a straight-line basis, while the remaining asset lives for the components of fixed assets has generally been shortened.

Liquidity and Capital Resources

We have improved our capital structure by retiring an aggregate of approximately $152.9 million of our indebtedness since December 31, 2004, primarily through the debt-for-equity exchange with Quadrangle and the repurchase of our 13 5/8% senior subordinated discount notes due 2005.  We expect to generate cash flow in excess of that required for operations and for interest payments.  In addition, we continue to review our asset base to identify assets and branches that have low customer density and are not core to our operations.  We may seek to divest such non-core assets and branches with the intention of using the proceeds from such sales to repay our indebtedness or reinvest in markets where there is an attractive growth opportunity.  There can be no assurances, however, that we will complete any such divestiture.

On April 18, 2005, we entered into a new credit agreement enabling us to complete a redemption of our 7 3/8% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and the repayment of the Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding.)  The 7 3/8% senior notes and the Quadrangle credit facility would have matured on August 15, 2005.  The bank credit facility provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility.  The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity if we do not refinance our 8 1/8% senior subordinated notes due 2009 before July 2008.  The new revolving credit facility is undrawn as of May 10, 2005.  We intend to use any other proceeds from borrowings under the bank credit agreement, from time to time, for working capital and general corporate purposes.  Letters of credit are also available under the bank credit agreement.  See “—Important Matters,” above, for information related to these transactions.

Operating Cash Flows for the Three Months Ended March 31, 2005.  Our operations used a net $4.9 million and provided $3.7 million in cash flow for the periods February 9, 2005 through March 31, 2005 and January 1, 2005 through February 8, 2005, respectively, and used net cash of $10.5 million in the first quarter of 2004.  Cash used in the period February 9, 2005 through March 31, 2005 was primarily for the payment of costs related to the change of control and restructuring efforts.

Investing Cash Flows for the Three Months Ended March 31, 2005.   We used a net $2.9 million and $2.5 million for our investing activities in the periods February 9, 2005 through March 31, 2005 and January 1, 2005 through February 8, 2005, respectively.  We invested a net $3.0 million in cash to install and acquire new accounts and $0.7 million to acquire fixed assets and we received $0.8 million from the disposition of marketable securities and other assets in the period February 9, 2005 through March 31, 2005.  We invested a net $2.2 million in cash to install and acquire new accounts and $0.3 million to acquire fixed assets in the period January 1, 2005 through February 8, 2005.  In the first quarter of 2004, we invested a net $5.3 million in cash to install and acquire new accounts and $1.2 million to acquire fixed assets.

Financing Cash Flows for the Three Months Ended March 31, 2005.   Financing activities used a net $32.8 million in cash in the period February 9, 2005 through March 31, 2005 and provided net cash of $0.2 million in the first quarter of 2004.  In the period February 9, 2005 through March 31, 2005, we used $33.2 million to retire debt, $1.4 million for debt and stock issuance costs and received $1.8 million in proceeds from the sale of common stock.  Financing activities provided a net $0.2 million in the first quarter of 2004.

Material Commitments.  We have future, material, long-term commitments, which, as of March 31, 2005, included $78.0 million related to the Quadrangle credit facility and $164.3 million related to the 7 3/8% senior notes due 2005.

The following reflects our commitments as of May 10, 2005:

	Payment Due by Period (a)
	Total	Remainder of 2005	2006-2007	2008-2009	After 2009
	(dollar amounts in thousands)
Contractual Obligations
Long-Term Debt Obligations	$360,340	$1,875	$5,000	$115,340	$238,125(d	)
Interest Obligations on Long-Term Debt (b)	35,861	4,483	17,930	13,448	—
Operating Leases Obligations	12,616	3,771	7,323	1,522	—
Purchase Obligations (c)	4,687	2,812	1,875	—	—
Total	$413,504	$12,941	$32,128	$130,310	$238,125

(a) Total contractual obligations at December 31, 2004, as reported in our Annual Report on Form 10K for the year ended December 31, 2004, were $384,059.

(b) Represents contractual interest obligations relating to our 8 1/8% senior subordinated notes due 2009 and assumes such notes remain outstanding until maturity, but excludes interest on our variable rate bank credit facility.

(c) Represents contract tariff for telecommunication services.

(d) The bank credit facility is subject to earlier maturity if we do not refinance our 8 1/8% senior subordinated notes due 2009 before July 2008.  In addition, the bank credit facility contains excess cash flow covenants that require excess cash flows, as defined in the agreement, to be used for annual prepayments commencing in 2007.

The table below shows our total commercial commitments and the expected expiration per period:

At May 10, 2005:

	Amount of Commitment Expiration Per Period (a)
	Total	2005	2006- 2007	2008-2009	Thereafter
	(dollar amounts in thousands)
Other Commercial Commitments
Standby letters of credit	$2,000	$2,000	—	—	—
Total commercial commitments	$2,000	$2,000	$—	$—	$—

(a)   Total commercial commitments at December 31, 2004, as reported in our Annual Report on Form 10-K for the year ended December 31, 2004, were $208,944.

The indentures relating to our 8 1/8% senior subordinated notes due 2009 and the bank credit facility contain certain restrictions, including with respect to our ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation and amortization, or EBITDA.  The definition of EBITDA varies between the indenture and the bank credit facility.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue.  However, under the varying definitions, additional adjustments are sometimes required.

Our bank credit facility and the indenture relating to our 8 1/8% senior subordinated notes due 2009 contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Bank Credit Facility (a)

Consolidated total debt on last day of period /consolidated EBITDA for most recent four fiscal quarters less than 5.25 to 1.0 and

Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters greater than 2.35 to 1.0

Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0

(a)   The Bank Credit Facility Agreement was entered into April 18, 2005 and enabled us to repay the Quadrangle credit facility which had a balance of approximately $78.0 million as of March 31, 2005.

At March 31, 2005, the Company was in compliance with this financial covenant associated with the 8 1/8% senior subordinated notes due 2009.   The bank credit facility was not subject to financial covenant tests as of March 31, 2005.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Off-Balance Sheet Arrangements.  We had no off-balance sheet transactions or commitments as of or for the quarter ended March 31, 2005.

Credit Ratings.  Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  On March 17, 2005, in connection with our plans to raise the bank credit facility,  Standard & Poor’s and Moody’s assigned ratings to that instrument and raised their ratings on our 8 1/8% senior subordinated notes due 2009.  Our “outlook” is viewed as “stable” by Moody’s and “negative” by S&P.  Ratings on the 7 3/8% senior notes due 2005 were withdrawn after completion of our refinancing.  As of May 10, 2005, our debt instruments were rated as follows:

	Bank Credit Facility	8 1/8% Senior Subordinated Notes Due 2009	Outlook
S & P	B+	B-	Negative
Moody’s	B2	Caa1	Stable

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to downgrades, which make debt financing more costly and more difficult to obtain.

Capital Expenditures.  We anticipate making capital expenditures of approximately $33.1 million in 2005. Of such amount, we plan to expend approximately $22.9 million in customer acquisition costs and $10.2 million for fixed assets.  Assuming we have available funds, capital expenditures for 2006 are expected to be approximately $31.0 million, of which approximately $24.2 million would be used for customer acquisition costs, with the balance to be used for fixed assets. These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated will vary from these estimates during the course of the years presented.

Tax Matters.  Due to Westar’s sale of its interests in us in the first quarter of 2004, we are no longer entitled to receive tax sharing payments from Westar.  We determined that most of our deferred tax assets would not be realizable, and we recorded a non-cash charge to income in the first quarter of 2004 in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of net deferred tax assets determined not to be realizable.  We generally do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our new bank credit facility is a variable rate debt instrument, and as of May 10, 2005, we had borrowings of $250.0 million outstanding.  A 100 basis point change in the debt benchmark rate would impact pretax income by approximately $2.5 million.

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2005, the end of the period covered by this report, we, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures  (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management’s control objectives.  Our management, including our chief executive officer and chief financial officer, believe that, as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance of achieving management’s control objectives.

During the first fiscal quarter ended March 31, 2005, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In March 2005, our board of directors established a new standing audit committee, which operates pursuant to a written charter setting out the functions and responsibilities of the committee.  As of May 10, 2005, the audit committee is comprised of Robert J. McGuire and David A. Tanner.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 7 of the Notes to Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The requisite description of the debt-for-equity exchange and the sale of common stock to our named executive officers pursuant to a management shareholders’ agreement was included in our Current Report on Form 8-K, which we filed with the Securities and Exchange Commission on February 14, 2005.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of stockholders was held February 8, 2005.  The following actions were approved at the meeting:

1.     An amendment to our certificate of incorporation to effectuate a one-share-for-fifty-shares reverse stock split of our outstanding shares of common stock.

2.     An amendment to our certificate of incorporation to eliminate our Series F Non-Voting Cumulative Preferred Stock, par value $0.10 per share.

3.     An amendment to our certificate of incorporation to elect not to be governed by Section 203 of the Delaware General Corporation Law.

4.     The adoption by the Company of a stock option plan.

Stockholders of record as of January 10, 2005 were authorized to vote on the proposed actions.  The results of the vote were as follows:

	Votes For	Abstentions or Broker Non-votes
Votes in favor of each proposed action:	1,705,850	259,804

No other business was conducted at the special meeting.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

Exhibits. The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

10.1	Stockholders Agreement, dated as of February 8, 2005, by and between the Company and Quadrangle (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 8, 2005).
10.2

Registration Rights Agreement, dated as of February 8, 2005, by and between the Company and Quadrangle (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated February 8, 2005).

10.3	2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by POI and Monitoring dated February 8, 2005).*
10.4	Form of Award Agreement under for Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated February 8, 2005).*
10.5	Form of Award Agreement under for Non-Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated February 8, 2005).*
10.6	Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K dated February 8, 2005).*
10.7	Form of Award Agreement under Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K dated February 8, 2005).*
10.8	Form of Management Stockholder Agreement, dated as of February 8, 2005 (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K dated February 8, 2005).*
10.9	Senior Management 2004 Short-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K dated February 8, 2005).*

10.10

First Amendment to Employment Agreement, dated February 8, 2005, between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”)).*

10.11	Senior Management 2005 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.60 to Fiscal 2004 Form 10-K).*
10.12	2005 Director Compensation Schedule (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 11, 2005).
10.13	Form of RSU Award Agreement under the 1997 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 28, 2005).
10.14

Management Agreement, effective as of February 8, 2005, by and between Protection One, Inc. and Quadrangle Advisors LLC (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated April 18, 2005).

10.15

Management Agreement, effective as of February 8, 2005, by and between Protection One, Inc. and Quadrangle Debt Recovery Advisors LLC (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated April 18, 2005).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*  Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement.

+  Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	May 16, 2005	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President,
Chief Financial Officer and duly authorized officer