Form 10-Q
period 2005-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2005-08-12
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 10, 2005, Protection One, Inc. had outstanding 18,198,571 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Please refer to “Risk Factors” in our Form 10-K for the year ended December 31, 2004, as amended, for more information regarding risks and uncertainties that may cause our actual results to differ materially from the results anticipated in our forward-looking statements.

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

On November 12, 2004, we entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of our common stock.  The exchange was completed on February 8, 2005 and was accompanied by a one-share-for-fifty-shares reverse stock split of our common stock. The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of our common stock.

New Basis of Accounting

As a result of Quadrangle’s increased ownership interest from the February 8, 2005 debt-for-equity exchange, we have “pushed down” Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. These estimates of fair market value are preliminary and are therefore subject to further refinement.  The “push-down” accounting adjustments did not impact cash flows.  The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenues, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle’s basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our trade names; and (5) an increase to the equity section from these adjustments. The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenues; (2) the reduction in other costs of revenue and selling expenses due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of our debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

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

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,500	$52,528
Restricted cash	936	926
Receivables, net	25,410	24,219
Inventories, net	4,926	5,228
Prepaid expenses	4,050	5,793
Other miscellaneous receivables	84	5,494
Other	3,015	2,375
Total current assets	49,921	96,563
Property and equipment, net	21,950	31,152
Customer accounts, net	251,049	176,155
Goodwill	12,160	41,847
Trade name	25,812	—
Deferred customer acquisition costs	53,764	107,310
Other	12,384	8,017
Total Assets	$427,040	$461,044
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt, including $201,000 due to related parties at December 31, 2004	$2,356	$395,417
Accounts payable	2,951	2,266
Accrued liabilities	23,210	37,088
Due to related party	—	335
Deferred revenue	36,215	34,017
Total current liabilities	64,732	469,123
Long-term debt, net of current portion	320,044	110,340
Deferred customer acquisition revenue	27,970	57,433
Other liabilities	1,665	1,757
Total Liabilities	414,411	638,653
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 18,198,571 shares issued at June 30, 2005 and 2,562,512 shares issued at December 31, 2004	182	26
Additional paid-in capital	159,939	1,380,728
Accumulated other comprehensive income	—	162
Deficit	(147,492)	(1,523,913)
Treasury stock, at cost, 596,858 shares at December 31, 2004	—	(34,612)
Total stockholders’ equity (deficiency in assets)	12,629	(177,609)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$427,040	$461,044

 The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	2005		2004
	February 9 - June 30	January 1 - February 8	January 1 - June 30
	(See Note 1)	(See Note 1)
Revenues:
Monitoring and related services	$96,624	$26,455	$123,702
Other	5,728	2,088	10,703
Total revenues	102,352	28,543	134,405

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	26,895	7,400	34,334
Other	7,660	3,314	15,216
Total cost of revenues (exclusive of amortization and depreciation shown below)	34,555	10,714	49,550

Operating expenses:
Selling	11,423	3,989	15,561
General and administrative	25,764	8,104	35,607
Change of control and debt restructuring costs	—	5,939	19,937
Amortization and depreciation	20,080	6,638	39,335
Total operating expenses	57,267	24,670	110,440
Operating income (loss)	10,530	(6,841)	(25,585)
Other (income) expense:
Interest expense	13,411	2,602	13,203
Related party interest	1,951	1,942	8,915
Loss on retirement of debt	6,657	—	—
Other	(550)	(15)	(83)
Loss before income taxes	(10,939)	(11,370)	(47,620)
Income tax expense	(194)	(35)	(278,379)
Net loss	$(11,133)	$(11,405)	$(325,999)

Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable securities	(162)	—	9
Comprehensive loss	$(11,295)	$(11,405)	$(325,990)

Basic and diluted per share information:
Net loss per common share	$(0.61)	$(5.80)	$(165.81)

Weighted average common shares outstanding (in thousands)	18,199	1,966	1,966

 The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2005	2004
	(See Note 1)
Revenues:
Monitoring and related services	$61,502	$61,828
Other	3,939	5,446
Total revenues	65,441	67,274

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	16,967	16,864
Other	5,235	7,875
Total cost of revenues (exclusive of amortization and depreciation shown below)	22,202	24,739

Operating expenses:
Selling	7,627	8,143
General and administrative	16,483	17,496
Change of control and debt restructuring costs	—	2,807
Amortization and depreciation	12,604	19,675
Total operating expenses	36,714	48,121
Operating income (loss)	6,525	(5,586)
Other (income) expense:
Interest expense	7,881	6,747
Related party interest	576	4,299
Loss on retirement of debt	6,068	—
Other	(267)	(72)
Loss before income taxes	(7,733)	(16,560)
Income tax expense	(158)	(56)
Net loss	$(7,891)	$(16,616)

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	—	1
Comprehensive loss	$(7,891)	$(16,615)

Basic and diluted per share information:
Net loss per common share	$(0.43)	$(8.45)

Weighted average common shares outstanding (in thousands)	18,199	1,966

 The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	2005		2004
	February 9 - June 30	January 1 - February 8	January 1 - June 30
	(See Note 1)	(See Note 1)
Cash flows from operating activities:
Net loss	$(11,133)	$(11,405)	$(325,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on early retirement of debt	6,657	—	—
(Gain) loss on sale of assets	(712)	8	(57)
Amortization and depreciation	20,080	6,638	39,335
Amortization of debt costs and premium	4,606	2	352
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenues	2,916	2,837	9,937
Deferred income taxes	—	—	286,311
Provision for doubtful accounts	105	272	224
Other	(56)	(15)	(5)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(859)	(263)	1,485
Tax receivable from Westar	—	—	(7,933)
Other assets	1,568	5,500	1,688
Accounts payable	(4,288)	5,114	(2,581)
Deferred revenue	788	1,346	(127)
Other liabilities	(7,607)	(6,324)	5,140
Net cash provided by operating activities	12,065	3,710	7,770

Cash flows from investing activities:
Installations and purchases of new accounts	—	—	(14)
Deferred customer acquisition costs	(19,446)	(4,218)	(20,618)
Deferred customer acquisition revenues	10,049	1,991	10,202
Purchase of property and equipment	(1,227)	(250)	(2,829)
Proceeds from disposition of marketable securities	660	—	—
Proceeds from redemption of preferred stock	4,399	—	—
Proceeds from disposition of fixed assets	185	4	279
Net cash used in investing activities	(5,380)	(2,473)	(12,980)

Cash flows from financing activities:
Payments on long-term debt	(211,536)	—	—
Payment on credit facility	(81,000)	—	—
Proceeds from borrowings	250,000	—	—
Proceeds from sale of common stock	1,750	—	—
Debt issue costs	(6,972)	—	—
Stock issue costs	(270)	—	—
Payment for interest rate caps	(922)	—	—
Funding from Westar, as former parent	—	—	220
Net cash provided by (used in) financing activities	(48,950)	—	220
Net increase (decrease) in cash and cash equivalents	(42,265)	1,237	(4,990)
Cash and cash equivalents:
Beginning of period	53,765	52,528	35,203
End of period	$11,500	$53,765	$30,213

Cash paid for interest	$12,613	$6,451	$15,663

Cash paid for taxes	$214	$6	$201

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

Upon completion of the Westar sale transaction and as a result of liquidity problems caused by its significant debt burden and continuing net losses, the Company retained Houlihan Lokey Howard & Zukin Capital as its financial advisor and began discussions regarding a potential debt restructuring. In November 2004, the Company received $73.0 million pursuant to a tax sharing settlement agreement with Westar that terminated the Westar tax sharing agreement, generally settled all claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction. Contemporaneously, the Company entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock.  The exchange was completed on February 8, 2005 and was accompanied by a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock. The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock.

As a result of Quadrangle’s increased ownership interest, the Company has “pushed down” Quadrangle’s basis to a proportionate amount of the Company’s underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. These estimates of fair market value are preliminary and are therefore subject to further refinement. The “push-down” accounting adjustments did not impact cash flows.  The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenues, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle’s basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our trade names; and (5) an increase to the equity section from these adjustments. The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenues; (2) the reduction in other costs of revenue and selling expenses due to lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of the Company’s debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

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

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of options is amortized to expense on a straight-line method over the options’ vesting period. Under SFAS No. 123, additional compensation expense and the resulting pro forma impact on earnings and earnings per share is as follows:

	2005		2004
	February 9 - June 30 (See Note 1)	January 1 - February 8 (See Note 1)	Six Months Ended June 30
	(dollar amounts in thousands except per share amounts)
Loss available for common stock, as reported	$(11,133)	$(11,405)	$(325,999)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	36
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(1,030)	(16)	(566)
Loss available for common stock, pro forma	$(12,163)	$(11,421)	$(326,529)

Net loss per common share (basic and diluted):
As reported	$(0.61)	$(5.80)	$(165.81)
Pro forma	$(0.67)	$(5.81)	$(166.09)

	Three Months Ended June 30,
	2005	2004
	(See Note 1)
	(dollar amounts in thousands except per share amounts)
Loss available for common stock, as reported	$(7,891)	$(16,616)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	6
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(609)	(69)
Loss available for common stock, pro forma	$(8,500)	$(16,679)

Net loss per common share (basic and diluted):
As reported	$(0.43)	$(8.45)
Pro forma	$(0.47)	$(8.48)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The Company will begin to apply SFAS No. 123R beginning in the year ending December 31, 2006.

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the three months ended June 30, 2005, the period February 9, 2005 through June 30, 2005 (the “post-push down” period) and January 1, 2005 through February 8, 2005 (the “pre-push down” period) are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the former insurer of the Company’s workers’ compensation claims. The collateral is required to support reserves established on claims filed during the period covered by the previous insurer. The Company receives interest income earned by the trust.

For the period February 9, 2005 through June 30, 2005, the Company had 1.1 million stock options that represented dilutive potential common shares. For the second quarter of 2005, the Company had 1.2 million stock options that represented dilutive potential common shares. These securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. The Company had no stock options or warrants that represented dilutive potential common shares for the period January 1, 2005 through February 8, 2005 or for the three and six months ended June 30, 2004.

All prior share and per share amounts included in the financial statements and the accompanying notes give retroactive effect to a one-share-for-fifty shares reverse stock split effected February 8, 2005.

Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.     Restructuring, Management Incentive Plan and Refinancing:

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

Amendment of the Quadrangle Credit Facility. Pursuant to the exchange agreement entered into in connection with the restructuring, Quadrangle agreed to extend the final maturity on the Quadrangle credit facility to August 15, 2005 and to otherwise amend and restate the Quadrangle credit facility. Quadrangle also waived and released all defaults and events of default under the Quadrangle credit facility existing immediately prior to the consummation of the debt-for-equity exchange. See Note 5, “Debt — Refinancing,” for information related to the April 2005 repayment of the Quadrangle credit facility.

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

In the event POI Acquisition, L.L.C. or its permitted transferees owns less than 25% of the Company’s common shares issued and outstanding as of the restructuring, POI Acquisition, L.L.C. shall have the right to designate one director instead of two. In the event either POI Acquisition, L.L.C. or Quadrangle Master Funding Ltd owns less than 10% of the Company’s common shares issued and outstanding as of the restructuring, such entity will lose the ability to designate a member to the Company’s board of directors. If and for so long as POI Acquisition, L.L.C. owns at least 40% of the outstanding shares of the Company’s common stock, it shall have the right to elect to increase the size of the board by one director, which it shall be entitled to designate.

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

Repurchase of Outstanding 13 5/8% Senior Subordinated Discount Notes. In connection with the restructuring and as required by the indenture governing the Company’s outstanding 13 5/8% senior subordinated discount notes due 2005, the Company initiated a change of control repurchase offer at 101% for its approximately $29.9 million of outstanding 13 5/8% senior subordinated discount notes due 2005. The Company completed the repurchase of all of these notes on March 11, 2005. The Company recorded a loss in the first quarter of 2005 of approximately $0.6 million associated with the repurchase.

Refinancing Enabling Redemption of Outstanding 7 3/8% Senior Notes and Repayment of Quadrangle Credit Facility. On April 18, 2005, the Company entered into a new credit agreement enabling it to, among other things, complete a redemption of its 7 3/8% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and the repayment of its Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding). The 7 3/8% senior notes due 2005 and the Quadrangle credit facility each had a maturity date of August 15, 2005. The Company recorded a loss in the second quarter of 2005 of approximately $6.1 million associated with such redemption and repayment. See “Refinancing” below for information regarding the new credit facility.

Payment of Transaction-Related Bonuses and Fees. In order to retain the services of senior management and selected key employees who may have felt uncertain about the Company’s future ownership and direction due to the discussions with its creditors regarding the restructuring of its indebtedness, the Company’s board of directors authorized senior management in June 2004 to implement a new key employee retention plan. The retention plan applied to approximately 30 senior managers and selected key employees and provided incentives for such individuals to remain with the Company through the restructuring. These retention agreements superseded and replaced previous retention agreements which provided additional severance upon a change of control.  The aggregate payout under the plan was approximately $3.9 million, of which approximately $3.5 million was accrued for and approximately $0.7 million was paid as of December 31, 2004. For the period January 1, 2005 through February 8, 2005 the Company accrued $0.4 million and paid $1.3 million and for the period February 9, 2005 through March 31, 2005 the Company paid $1.9 million. No amounts were accrued as of June 30, 2004.

 Upon the change of control on February 17, 2004, $11.0 million was paid to executive management, $3.5 million was paid to the financial advisor to the Company’s Special Committee of its board of directors and $1.6 million of expense was recorded for director and officer insurance that lapsed upon the change of control. In addition to its own financial and legal advisors, the Company also agreed to pay the financial advisory and legal fees incurred on behalf of Quadrangle and certain holders of the Company’s publicly-held debt. For the six months ended June 30, 2004 the Company incurred expenses relating to these advisors of approximately $3.8 million. For the period from January 1, 2005 through February 8, 2005, the Company recorded expense of $5.9 million, including $5.6 million in fees paid on February 8, 2005 upon completion of the restructuring.

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

Retention Bonus Program. Included with the retention plan discussed above in “Restructuring — Payment of Transaction-Related Bonuses and Fees” and pursuant to the terms of their new employment agreements, Messrs. Ginsburg, Nevin, Pefanis, Williams, and Griffin were each entitled to receive two retention bonuses. The Company accrued $1.9 million as general and administrative expense in 2004 and an additional $0.2 million of expense in January 2005 for these retention bonuses. The first retention bonus was paid on January 5, 2005, and the second was paid in February 2005 upon the completion of the debt-for-equity exchange. Each retention bonus payment was equal to a specified percentage of each executive officer’s annual base salary at the following rates: Richard Ginsburg—75.0%, Darius G. Nevin—72.5%, Peter J. Pefanis—67.5%, Steve V. Williams—67.5%, and J. Eric Griffin—50.0%.

Refinancing

New Credit Facility. To facilitate the redemption of its 7 3/8% senior notes due 2005 and the repayment of its Quadrangle credit facility, the Company entered into a Credit Agreement, dated as of April 18, 2005 (the “bank credit agreement”), with the several banks and other financial institutions or entities from time to time parties to the bank credit agreement.

The bank credit agreement provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity if the Company does not refinance its 8 1/8 senior subordinated notes due 2009 before July 2008. The new revolving credit facility is undrawn as of August 10, 2005. The Company intends to use any other proceeds from borrowings under the bank credit agreement, from time to time, for working capital and general corporate purposes. Letters of credit are also available to the Company under the bank credit agreement.

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

Borrowings under the bank credit agreement bear interest at a rate calculated according to a base rate or a Eurodollar rate, at the Company’s discretion, plus an applicable margin. The applicable margin with respect to the term loan is 2.0% for a base rate borrowing and 3.0% for a Eurodollar borrowing. Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing.

The bank credit agreement required the Company to enter into a hedge agreement to provide interest rate protection on at least $70.0 million of the term loans for not less than two years. To satisfy this requirement and to further limit its exposure to interest rate risk on the variable rate bank credit facility, the Company entered into two separate interest rate cap agreements in May 2005 for a one-time aggregate cost of approximately $0.9 million. The Company’s objective is to protect against increases in interest expense caused by fluctuation in the LIBOR interest rate. One interest rate cap provides protection on $75 million of our long term debt over a five-year period if LIBOR exceeds 6%. A second interest rate cap provides protection on $75 million of our long term debt over a three-year period if LIBOR exceeds 5%.

The unamortized costs of the cap agreements are included in other assets. The Company will amortize the costs of the interest rate caps to interest expense over the respective lives of the agreements. Any differences between fair market value and carrying value of the interest rate caps will be reported in other comprehensive income. At June 30, 2005 there were no significant differences between fair market value and carrying value.

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

	Protection One Monitoring		Network Multifamily		Total Company
	6/30/2005	12/31/2004	6/30/2005	12/31/2004	6/30/2005	12/31/2004
Customer accounts	$260,319	$646,229	$51,872	$34,691	$312,191	$680,920
Accumulated Amortization	$(53,206)	$(478,856)	$(7,936)	$(25,909)	$(61,142)	$(504,765)
Customer accounts, net	$207,113	$167,373	$43,936	$8,782	$251,049	$176,155

Amortization expense was $14.4 million for the period February 9, 2005 through June 30, 2005, $5.6 million for the period January 1, 2005 through February 8, 2005 and $9.1 million for the three months ended June 30, 2005. Amortization expense was $34.3 million and $17.2 million for the six and three months ended June 30, 2004, respectively. The table below reflects the estimated aggregate customer account amortization expense for the remainder of 2005 and each of the four succeeding fiscal years on the existing customer account base as of June 30, 2005:

	2005	2006	2007	2008	2009
	(dollar amounts in thousands)
Estimated amortization expense	$18,174	$32,528	$29,687	$28,726	$28,301

The new basis of accounting also resulted in new recorded values for trade names and for goodwill in the first quarter of 2005 for both segments. Neither of these intangible assets is amortizable and they are therefore subject to annual impairment testing. The following table reflects these amounts as of the following periods (dollar amounts in thousands):

	Protection One Monitoring		Network Multifamily		Total Company
	6/30/2005	12/31/2004	6/30/2005	12/31/2004	6/30/2005	12/31/2004
Trade name	$22,987	$—	$2,825	$—	$25,812	$—
Goodwill	$7,430	$—	$4,730	$41,847	$12,160	$41,847

4.  Property and Equipment:

As discussed in Note 1, “Basis of Consolidation and Interim Financial Information,” because Quadrangle acquired substantially all of the Company’s common stock, resulting in a new basis of accounting, new values for fixed assets were recorded as of February 8, 2005. The following reflects the Company’s carrying value in property and equipment as of the following periods (dollar amounts in thousands):

	June 30, 2005	December 31, 2004
Furniture, fixtures and equipment	$3,782	$8,112
Data processing and telecommunication	21,651	75,474
Leasehold improvements	2,240	3,819
Vehicles	9,024	14,501
Buildings and other	4,973	6,188
	41,670	108,094
Less accumulated depreciation	(19,720)	(76,942)
Property and equipment, net	$21,950	$31,152

Depreciation expense was $5.7 million for the period February 9, 2005 through June 30, 2005, $1.0 million for the period January 1, 2005 through February 8, 2005 and $3.5 million for the three months ended June 30, 2005.  Depreciation expense was $5.0 million and $2.5 million for the six and three months ended June 30, 2004, respectively.

5.     Debt:

Long-term debt and the fixed or weighted average interest rates are as follows (dollar amounts in thousands):

	June 30, 2005	December 31, 2004
Quadrangle Credit Facility(a)	$—	$201,000
Senior Subordinated Notes, maturing January 2009, fixed 8.125%(b)	87,400	110,340
Senior Notes (b)	—	164,285
Senior Subordinated Discount Notes(c)	—	30,132
Bank Credit Facility(d)	235,000	—
	322,400	505,757
Less current portion(e)	(2,356)	(395,417)
Total long-term debt	$320,044	$110,340

(a) The weighted-average annual interest rate before fees on borrowings at December 31, 2004 was 9.0%. The Quadrangle credit facility was repaid in April 2005 as part of the refinancing described in Note 2, “Restructuring, Management Incentive Plan and Refinancing.”

(b)         See “Valuation of Debt” below regarding the discount amount associated with the debt instruments. The stated interest rate on the Senior Notes on December 31, 2004 was 7.375%. The effective rate to the Company due to the accretion of debt discounts is approximately 15.9% on the Senior Subordinated Notes and was approximately 13.2% on the Senior Notes.  All outstanding Senior Notes were redeemed in April 2005 as part of the refinancing described in Note 2, “Restructuring, Management Incentive Plan and Refinancing.”

(c)          All outstanding Senior Subordinated Discount Notes were repurchased at 101% in March 2005 pursuant to a change of control repurchase offer. At December 31, 2004, the carrying value of the notes included an unamortized premium of approximately $0.3 million.

(d)         At June 30, 2005, the weighted average annual interest rate before fees was 6.3%. See Note 2, “Restructuring, Management Incentive Plan and Refinancing,” for additional discussion regarding the maturity date, variable interest rate and applicable margins.

(e)          The Bank Credit Facility requires quarterly principal reduction payments of approximately $0.6 million.

Valuation of Debt

As discussed in Note 1, “Basis of Consolidation and Interim Financial Information,” because Quadrangle acquired substantially all of the Company’s common stock, resulting in a new basis of accounting, new values for the Company’s debt instruments were determined based on estimated fair market values. As of June 30, 2005, the unamortized discount on the 8 1/8% senior subordinated notes due 2009 was $22.9 million.

Refinancing

On April 18, 2005, the Company entered into a new credit agreement enabling it to complete a redemption of its 7 3/8% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and the repayment of its Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding). The 7 3/8% senior notes due 2005 and the Quadrangle credit facility each had a maturity date of August 15, 2005. The Company recorded a loss in the second quarter of 2005 of approximately $6.1 million associated with such redemption and repayment. See Note 2, “Restructuring, Management Incentive Plan and Refinancing,” for information related to these transactions.

Debt Covenants

The indenture relating to the Company’s 8 1/8% senior subordinated notes due 2009 and the bank credit facility contain certain restrictions, including with respect to the Company’s ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation, and amortization, or EBITDA. The definition of EBITDA varies between the indenture and the bank credit facility. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense, including amortization of deferred customer acquisition costs and deducting amortization of deferred revenues. However, under the varying definitions, additional adjustments are sometimes required.

The Company’s bank credit facility and the indenture relating to its 8 1/8% senior subordinated notes due 2009 contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Bank Credit Facility

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 5.25 to 1.0; and Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 2.35 to 1.0

8 1/8% Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

At June 30, 2005, the Company was in compliance with these financial covenants and tests.

6.     Related Party Transactions:

Administrative Services and Management Services Agreements

Westar Energy provided administrative services at its fully loaded cost to the Company pursuant to an agreement which is referred to as the administrative services agreement, that includes accounting, tax, audit, human resources, legal, purchasing and facilities services. The agreement terminated effective February 17, 2005. The Company expensed approximately $0.1 million for the period February 9, 2005 through February 17, 2005 and $0.1 million for the period January 1, 2005 through February 8, 2005. The Company recorded expense of approximately $1.7 million and $0.9 million for the six and three months ended June 30, 2004, respectively, and had a net balance due to Westar Energy of $0.4 million at December 31, 2004, for these services. Prior to relocation of corporate headquarters on November 18, 2004, the Company rented office space for its corporate headquarters from Westar on a month-to-month basis. The Company paid approximately $0.2 million and $0.1 million for rent for the six and three months ended June 30, 2004, respectively.

Westar Energy has claimed that the Company should reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative service agreement. See Note 7, “Commitments and Contingencies—Administrative Services Agreement,” for further discussion related to the claim.

Credit Facility

The Company had outstanding borrowings under the credit facility with Quadrangle of $201.0 million at December 31, 2004. The Quadrangle credit facility, with a principal balance of $78 million, was repaid in full on April 18, 2005 in connection with the consummation of the bank credit agreement. The following table indicates the amount of interest accrued and paid on the credit facility for the periods listed (dollar amounts in millions).

	2005			2004
	February 9 - June 30	January 1 - February 8	Three Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30
Interest Accrued	$1.5	$1.9	$0.4	$8.3	$4.2
Interest Paid	$1.5	$1.9	$0.4	$4.1	—

Payment of accrued interest of $4.2 million due on June 30, 2004 for the second quarter of 2004 was deferred until August 16, 2004. The Company also paid Quadrangle a one-time fee of $1.15 million upon consummation of the debt-for-equity exchange in connection with the amendment to the credit facility. See Note 2, “Restructuring, Management Incentive Plan and Refinancing,” for information related to the refinancing of the Quadrangle credit facility and other related party transactions.

Quadrangle Debt Restructuring Reimbursement

In addition to interest accrued and paid under the Quadrangle credit facility, discussed above, the Company expensed $0.2 million for legal expenses incurred by Quadrangle for the period January 1, 2005 through February 8, 2005. Pursuant to contractual requirements the Company also paid the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to the restructuring of the Company’s indebtedness. See Note 2, “Restructuring, Management Incentive Plan and Refinancing,” for information relating to the debt restructuring.

Quadrangle Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of Quadrangle, will provide business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments. The Quadrangle management agreements also provide that when and if the Advisors advise or consult with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company does not engage a financial advisor with respect to such divesture) or financing transaction, they may also invoice the Company for, and the Company shall pay, additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction. The Quadrangle management agreements are effective as of February 8, 2005 and shall continue in effect from year to year unless amended or terminated by mutual consent of the parties, subject to automatic termination in certain specified situations and subject to termination at any time upon ninety days notice by either party. For the period February 9, 2005 through June 30, 2005, and the three months ended June 30, 2005, approximately $0.6 million and $0.4 million, respectively, was expensed related to these agreements.

7.     Commitments and Contingencies:

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

Since that time, two of the original plaintiffs in the Total Security Solutions case (not including Nashville Burglar Alarm) were settled by the mutual agreement of the parties. In addition, on May 13, 2005, Nashville Burglar Alarm and the Company mutually agreed to settle all claims and disputes between them. The remaining original plaintiffs in the Total Security Solutions case have not pursued claims in arbitration.

Two other dealers (not plaintiffs in the original Total Security Solutions litigation) filed similar claims in arbitration against the Company: Beachwood Security and Ira Beer, who is the owner of both Security Response Network, Inc. and Homesafe Security, Inc. Discovery is ongoing in the Beer matter, and the Beachwood matter was dismissed by AAA.

The Company believes that it has complied with terms of the contracts with these former dealers and intends to aggressively defend against these claims. In the opinion of management, none of these pending dealer claims, either alone or in the aggregate, will have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Other Protection One dealers have threatened, and may bring, claims against the Company based upon a variety of theories surrounding calculations of holdbacks and other payments, or based on other theories of liability. The Company believes that it has materially complied with the terms of its contracts with its dealers. In the opinion of management, none of these threatened dealer claims, either alone or in the aggregate, will have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Milstein Litigation

On May 20, 2003, Joseph G. Milstein filed a putative class action suit against the Company in Los Angeles Superior Court (Milstein v. Protection One Alarm Services, Inc., John Does 1-100, including Protection One Alarm Monitoring, Inc., Case No. BC296025). The complaint alleged that Mr. Milstein and similarly situated Protection One customers in California should not be required to continue to pay for alarm services during the term of their contracts if the customer moves from the monitored premises. The complaint sought money damages and disgorgement of profits based on several purported causes of action. On May 29, 2003, the plaintiff added the Company as a defendant in the lawsuit. On October 28, 2003, the Court granted the Company’s motion to compel arbitration of the dispute pursuant to the terms of the customer contract.

On May 13, 2005, the American Arbitration Association (“AAA”) arbitrator issued an award denying certification of the matter as a class action. Mr. Milstein did not file a motion to vacate the class certification award, and the deadline for filing such a motion has passed. On July 28, 2005 the AAA notified the parties that the AAA had closed its file on the matter. The parties are currently engaged in discussions seeking to settle the remaining Court action.

In the opinion of management, this matter will have no material adverse effect upon the Company’s consolidated financial position or results of operations.

Atlanta Public School Litigation

In May 2004, the Atlanta Independent School District, or AISD, filed third-party claims against the Company in the Superior Court of Fulton County, Georgia (Open Options Systems, Inc. v. Atlanta Independent School District v. Protection One Alarm Monitoring, Inc. d/b/a Protection One, Civil Action No. 2004-CV-84437). The initial complaint in this litigation was filed in April 2004 by Open Options Systems, Inc. against the Atlanta Independent School District. The AISD asserted defenses and counterclaims against Open Options and third-party claims against Monitoring, which had engaged Open Options to perform the work.

The Company and Open Options then filed claims against the other.

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

On June 24, 2005 the Company received proceeds of approximately $4.4 million. Gain from the redemption of the preferred stock was recorded upon realization.

Administrative Services Agreement

Westar Energy, the Company’s former majority stockholder, has claimed that the Company is obligated to reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative services agreement.  The Company disputes these claims. In the opinion of management, this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Tax Sharing Agreement

The Company is potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction. While these potential contingent payments, if any, could be significant, the Company is unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits. Due to this uncertainty, the Company has not recorded any tax benefit with respect to any such potential contingent payments.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2004, as amended. The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenues) and other items, referred to as Adjusted EBITDA.

Reportable segments (dollar amounts in thousands):

	2005
	Protection One Monitoring(1)		Network Multifamily(2)		Adjustments(3)	Consolidated
	February 9 - June 30	January 1 - February 8	February 9 - June 30	January 1 - February 8		February 9 - June 30	January 1 - February 8
Revenues	$88,324	$24,480	$14,028	$4,063		$102,352	$28,543
Adjusted EBITDA(4)	27,386	7,228	6,140	1,780		33,526	9,008
Amortization of intangibles and depreciation expense	17,529	6,112	2,551	526		20,080	6,638
Amortization of deferred costs in excess of amortization of deferred revenues	2,701	2,239	215	598		2,916	2,837
Change of control and debt restructuring costs	—	5,939	—	—		—	5,939
Key employee retention plan expense	—	354	—	81		—	435
Segment assets	430,320	—	66,068	—	(69,348)	427,040	—
Expenditures for property	1,180	249	47	1		1,227	250
Investment in new accounts, net	8,838	1,902	559	325		9,397	2,227

	Six Months Ended June 30, 2004
	Protection One Monitoring(1)	Network Multifamily(2)	Adjustments(3)	Consolidated
	(dollars amounts in thousands)
Revenues	$115,865	$18,540		$134,405
Adjusted EBITDA(4)	35,781	7,843		43,624
Amortization of intangibles and depreciation expense	36,871	2,464		39,335
Amortization of deferred costs in excess of amortization of deferred revenues	7,618	2,319		9,937
Change of control and debt restructuring costs	18,394	1,543		19,937
Segment assets	469,366	86,812	(64,187)	491,991
Expenditures for property	2,564	265		2,829
Investment in new accounts, net	8,776	1,654		10,430

	Three Months Ended June 30, 2005
	Protection One Monitoring(1)	Network Multifamily(2)	Consolidated
	(dollars amounts in thousands)
Revenues	$56,466	$8,975	$65,441
Adjusted EBITDA(4)	17,070	4,097	21,167
Amortization of intangibles and depreciation expense	10,995	1,609	12,604
Amortization of deferred costs in excess of amortization of deferred revenues	1,888	150	2,038
Expenditures for property	531	35	566
Investment in new accounts, net	5,967	398	6,365

	Three Months Ended June 30, 2004
	Protection One Monitoring(1)	Network Multifamily(2)	Consolidated
	(dollars amounts in thousands)
Revenues	$58,062	$9,212	$67,274
Adjusted EBITDA(4)	17,982	4,086	22,068
Amortization of intangibles and depreciation expense	18,449	1,226	19,675
Amortization of deferred costs in excess of amortization of deferred revenues	3,994	1,178	5,172
Change in control and debt restructuring costs	2,807	—	2,807
Expenditures for property	1,581	87	1,668
Investment in new accounts, net	4,385	699	5,084

(1) Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.3 million, $1.7 million and $1.0 million for the periods January 1, 2005 through February 8, 2005, February 9, 2005 through June 30, 2005 and for the three months ended June 30, 2005, respectively. Includes allocation of holding company expenses reducing Adjusted EBITDA by $1.6 million and $0.8 million for the six and three months ended June 30, 2004, respectively.

(2) Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.1 million, $0.4 million and $0.3 million for the periods January 1, 2005 through February 8, 2005, February 9, 2005 through June 30, 2005 and for the three months ended June 30, 2005, respectively. Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.4 million and $0.2 million for the six and three months ended June 30, 2004, respectively.

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

	Consolidated
	2005		2004
	February 9 - June 30	January 1 - February 8	Six Months Ended June 30
	(dollar amounts in thousands)
Loss before income taxes	$(10,939)	$(11,370)	$(47,620)
Plus:
Interest expense	15,362	4,544	22,118
Amortization of intangibles and depreciation expense	20,080	6,638	39,335
Amortization of deferred costs in excess of amortization of deferred revenues	2,916	2,837	9,937
Change in control and debt restructuring costs	—	5,939	19,937
Key employee retention plan expense	—	435	—
Loss on retirement of debt	6,657	—	—
Less:
Other (income) expense	(550)	(15)	(83)
Adjusted EBITDA	$33,526	$9,008	$43,624

	Consolidated
	Three Months Ended June 30,
	2005	2004
	(dollar amounts in thousands)
Loss before income taxes	$(7,733)	$(16,560)
Plus:
Interest expense	8,457	11,046
Amortization of intangibles and depreciation expense	12,604	19,675
Amortization of deferred costs in excess of amortization of deferred revenues	2,038	5,172
Change in control and debt restructuring costs	—	2,807
Loss on retirement of debt	6,068	—
Less:
Other (income) expense	(267)	(72)
Adjusted EBITDA	$21,167	$22,068

9.       Income Taxes:

For the period February 9 through June 30, 2005, the Company recorded net tax expense related to state income taxes of approximately $0.2 million. For the six and three months ended June 30, 2004, the Company recorded a tax benefit of $13.3 million and $5.8 million, respectively, and tax expense to record a valuation allowance on its deferred tax assets of $291.7 million and $5.9 million, respectively. Net income tax expense was $278.4 million and $0.1 million for the six and three months ended June 30, 2004, respectively.

Management believes the Company’s net deferred tax assets, including those related to net operating losses, are not likely realizable and therefore its deferred tax assets are fully reserved. In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

10. Management’s Plan:

During most of 2004, the Company faced liquidity problems caused by continuing net losses, the impact of the change of control on the Company’s cash flow from operations and a significant debt burden. During the fourth quarter of 2004, the Company improved its capital structure through a tax sharing settlement with Westar and Quadrangle. The Company also completed a debt-for-equity exchange with Quadrangle and extended the maturity of the Quadrangle credit facility on February 8, 2005. The Company has reduced the face amount of its outstanding debt to $345.3 million at June 30, 2005 from $505.5 million at December 31, 2004 and has extended the maturities on its debt that had a 2005 maturity date. See Note 2, “Restructuring, Management Incentive Plan and Refinancing” for additional information.

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

11.    Summarized Combined Financial Information of the Subsidiary Guarantors of Debt

Protection One Alarm Monitoring, Inc., a wholly-owned subsidiary of the Company, has debt securities outstanding (see Note 2, “Restructuring, Management Incentive Plan and Refinancing — Refinancing” and Note 5, “Debt”) that are fully and unconditionally guaranteed by Protection One, Inc. and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc. The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries. Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis is presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Statement of Operations

For the Period February 9, 2005 through June 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$78,512	$18,112	$—	$96,624
Other	—	5,693	35	—	5,728
Total revenues	—	84,205	18,147	—	102,352
Cost of revenues:
Monitoring and related services	—	22,378	4,517	—	26,895
Other	—	7,392	268	—	7,660
Total cost of revenues	—	29,770	4,785	—	34,555

Operating expenses
Selling	—	10,392	1,031	—	11,423
General and administrative	2,303	19,239	4,222	—	25,764
Amortization and depreciation	2	17,172	2,906	—	20,080
Holding company allocation	(2,084)	1,667	417	—	—
Corporate overhead allocation	—	(408)	408	—	—
Total operating expenses	221	48,062	8,984	—	57,267
Operating income (loss)	(221)	6,373	4,378	—	10,530
Other income (expense)
Interest income (expense)	—	(13,415)	4	—	(13,411)
Related party interest	—	(1,951)	—	—	(1,951)
Loss on retirement of debt	—	(6,657)	—	—	(6,657)
Other	—	586	(36)	—	550
Equity earnings (loss) in subsidiary	(10,912)	4,145	—	6,767	—
Income (loss) from continuing operations before income taxes	(11,133)	(10,919)	4,346	6,767	(10,939)
Income tax expense	—	7	(201)		(194)
Net income (loss)	$(11,133)	$(10,912)	$4,145	$6,767	$(11,133)

Condensed Consolidating Statement of Operations

For the Period January 1, 2005 through February 8, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$21,455	$5,000	$—	$26,455
Other	—	1,916	172	—	2,088
Total revenues	—	23,371	5,172	—	28,543
Cost of revenues:
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

(b)           Protection One Alarm Monitoring, Inc. allocated $103 of its interest expense to Network Multifamily

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$49,925	$11,577	$—	$61,502
Other	—	3,915	24	—	3,939
Total revenues	—	53,840	11,601	—	65,441
Cost of revenues:
Monitoring and related services	—	14,112	2,855	—	16,967
Other	—	5,050	185	—	5,235
Total cost of revenues	—	19,162	3,040	—	22,202

Operating expenses
Selling	—	6,945	682	—	7,627
General and administrative	1,284	12,684	2,515	—	16,483
Amortization and depreciation	1	10,773	1,830	—	12,604
Holding company allocation	(1,284)	1,028	256	—	—
Corporate overhead allocation	—	(263)	263	—	—
Total operating expenses	1	31,167	5,546	—	36,714
Operating income (loss)	(1)	3,511	3,015	—	6,525
Other income (expense)
Interest income (expense)	—	(7,883)	2	—	(7,881)
Related party interest	—	(576)	—	—	(576)
Loss on retirement of debt	—	(6,068)	—	—	(6,068)
Other	—	304	(37)	—	267
Equity earnings (loss) in subsidiary	(7,890)	2,815	—	5,075	—
Income (loss) from continuing operations before income taxes	(7,891)	(7,897)	2,980	5,075	(7,733)
Income tax expense	—	7	(165)	—	(158)
Net income (loss)	$(7,891)	$(7,890)	$2,815	$5,075	$(7,891)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2004

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors(a)	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$100,980	$22,722	$—	$123,702
Other	—	9,835	868	—	10,703
Total revenues	—	110,815	23,590	—	134,405
Cost of revenues
Monitoring and related services	—	28,342	5,992	—	34,334
Other	—	12,172	3,044	—	15,216
Total cost of revenues	—	40,514	9,036	—	49,550
Operating expenses
Selling	—	14,138	1,423	—	15,561
General and administrative	2,037	28,548	5,022	—	35,607
Change of control and debt restructuring costs	16,740	1,654	1,543	—	19,937
Amortization and depreciation	1	36,609	2,725	—	39,335
Holding company allocation	(2,036)	1,629	407	—	—
Corporate overhead allocation	—	(557)	557	—	—
Total operating expenses	16,742	82,021	11,677	—	110,440
Operating income (loss)	(16,742)	(11,720)	2,877	—	(25,585)
Other income (expense)
Interest expense (b)	—	(10,896)	(2,307)	—	(13,203)
Related party interest	—	(8,915)	—	—	(8,915)
Other	—	83	—	—	83
Equity loss in subsidiary	(310,457)	(1,860)	—	312,317	—
Income (loss) from continuing operations before income taxes	(327,199)	(33,308)	570	312,317	(47,620)
Income tax (expense) benefit	1,200	(277,149)	(2,430)	—	(278,379)
Net loss	$(325,999)	$(310,457)	$(1,860)	$312,317	$(325,999)

(a)                                   Includes Protection One Data Services, Inc. and Security Monitoring Service, Inc., which became subsidiary guarantors in connection with the April 18, 2005 bank credit facility.

(b)           Protection One Alarm Monitoring, Inc. allocated $2,307 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors(a)	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$50,453	$11,375	$—	$61,828
Other	—	5,047	399	—	5,446
Total revenues	—	55,500	11,774	—	67,274
Cost of revenues
Monitoring and related services	—	13,902	2,962	—	16,864
Other	—	6,362	1,513	—	7,875
Total cost of revenues	—	20,264	4,475	—	24,739
Operating expenses
Selling	—	7,408	735	—	8,143
General and administrative	988	14,204	2,304	—	17,496
Change of control and debt restructuring costs	2,806	1	—	—	2,807
Amortization and depreciation	1	18,318	1,356	—	19,675
Holding company allocation	(988)	790	198	—	—
Corporate overhead allocation	—	(287)	287	—	—
Total operating expenses	2,807	40,434	4,880	—	48,121
Operating income (loss)	(2,807)	(5,198)	2,419	—	(5,586)
Other income (expense)
Interest expense(b)	—	(5,588)	(1,159)	—	(6,747)
Related party interest	—	(4,299)	—	—	(4,299)
Other	—	72	—	—	72
Equity loss in subsidiary	(14,741)	490	—	14,251	—
Loss from continuing operations before income taxes	(17,548)	(14,523)	1,260	14,251	(16,560)
Income tax (expense) benefit	932	(218)	(770)	—	(56)
Net loss	$(16,616)	$(14,741)	$490	$14,251	$(16,616)

(a)                                  Includes Protection One Data Services, Inc. and Security Monitoring Services, Inc., which became subsidiary guarantors in connection with the April 18, 2005 bank credit facility.

(b)                                 Protection One Alarm Monitoring, Inc. allocated $1,159 of its interest expense to Network Multifamily.

Consolidating Statement of Assets and Liabilities (Deficiency in Assets)

June 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$11,059	$441	$—	$11,500
Restricted cash	—	936	—	—	936
Receivables, net	—	20,393	5,017	—	25,410
Inventories, net	—	2,796	2,130	—	4,926
Prepaid expenses	4	3,315	731	—	4,050
Other miscellaneous receivables	—	84	—	—	84
Other	—	3,015	—	—	3,015
Total current assets	4	41,598	8,319	—	49,921
Property and equipment, net	12	19,913	2,025	—	21,950
Customer accounts, net	—	202,525	48,524	—	251,049
Goodwill	—	6,142	6,018	—	12,160
Trade name	—	22,987	2,825	—	25,812
Deferred customer acquisition costs	—	47,393	6,371	—	53,764
Other	—	12,384	—	—	12,384
Accounts receivable (payable) from (to) associated companies (a)	79,316	(27,990)	(51,326)	—	—
Investment in POAMI	(66,203)	—	—	66,203	—
Investment in subsidiary guarantors	—	15,332	—	(15,332)	—
Total assets	$13,129	$340,284	$22,756	$50,871	$427,040
Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt	$—	$2,356	$—	$—	$2,356
Accounts payable	—	2,539	412	—	2,951
Accrued liabilities	500	20,960	1,750	—	23,210
Deferred revenue	—	32,710	3,505	—	36,215
Total current liabilities	500	58,565	5,667	—	64,732
Long-term debt, net of current portion	—	320,044	—	—	320,044
Deferred customer acquisition revenue	—	26,874	1,096	—	27,970
Other	—	1,004	661	—	1,665
Total Liabilities	500	406,487	7,424	—	414,411
Stockholders’ Equity (Deficiency in Assets)
Common stock	182	2	1	(3)	182
Additional paid in capital	159,939	1,344,051	153,231	(1,497,282)	159,939
Deficit	(147,492)	(1,410,256)	(137,900)	1,548,156	(147,492)
Total stockholders’ equity (deficiency in assets)	12,629	(66,203)	15,332	50,871	12,629
Total liabilities and stockholders’ equity (deficiency in assets)	$13,129	$340,284	$22,756	$50,871	$427,040

(a)                                   Includes $53,976 payable to Protection One Alarm Monitoring from Network Multifamily related to allocations of interest charges.

Condensed Consolidating Statement of Assets and Liabilities (Deficiency in Assets)

December 31, 2004

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors(a)	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$51,944	$584	$—	$52,528
Restricted cash	—	926	—	—	926
Receivables, net	—	20,662	3,557	—	24,219
Inventories, net	—	3,016	2,212	—	5,228
Prepaid expenses	248	4,567	978	—	5,793
Other miscellaneous receivables	—	5,494	—	—	5,494
Other	—	2,336	39	—	2,375
Total current assets	248	88,945	7,370	—	96,563
Property and equipment, net	14	29,061	2,077	—	31,152
Customer accounts, net	—	166,542	9,613	—	176,155
Goodwill	—	—	41,847	—	41,847
Deferred customer acquisition costs	—	82,496	24,814	—	107,310
Other	—	8,017	—	—	8,017
Accounts receivable (payable) from (to) associated companies(b)	(33,088)	85,144	(52,056)	—	—
Investment in POAMI	(141,475)	—	—	141,475	—
Investment in Subsidiary Guarantors	—	22,738	—	(22,738)	—
Total assets	$(174,301)	$482,943	$33,665	$118,737	$461,044

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt	$—	$395,417	$—	$—	$395,417
Accounts payable	—	1,496	770	—	2,266
Accrued liabilities	3,308	31,164	2,616	—	37,088
Due to related parties	—	335	—	—	335
Deferred revenue	—	32,447	1,570	—	34,017
Total current liabilities	3,308	460,859	4,956	—	469,123
Long-term debt, net of current portion	—	110,340	—	—	110,340
Deferred customer acquisition revenue	—	52,186	5,247	—	57,433
Other	—	1,033	724	—	1,757
Total Liabilities	3,308	624,418	10,927	—	638,653
Stockholders’ Equity (Deficiency in Assets)
Common stock	26	2	1	(3)	26
Additional paid in capital	1,380,728	1,344,325	161,232	(1,505,557)	1,380,728
Accum other comprehensive income	162	162	—	(162)	162
Deficit	(1,523,913)	(1,485,964)	(138,495)	1,624,459	(1,523,913)
Treasury stock	(34,612)	—	—	—	(34,612)
Total stockholders’ equity (deficiency in assets)	(177,609)	(141,475)	22,738	118,737	(177,609)
Total liabilities and stockholders’ equity (deficiency in assets)	$(174,301)	$482,943	$33,665	$118,737	$461,044

(a)                                   Includes Protection One Data Services, Inc. and Security Monitoring Services, Inc., which became subsidiary guarantors in connection with the April 18, 2005 bank credit facility.

(b)                                  Includes $53,873 payable to Protection One Alarm Monitoring from Multifamily related to allocations of interest charges.

Condensed Consolidating Statement of Cash Flows

For the Period February 9, 2005 through June 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,289)	$7,092	$7,262	$—	$12,065
Cash flows from investing activities:
Deferred customer acquisition costs	—	(18,804)	(642)	—	(19,446)
Deferred customer acquisition revenue	—	9,967	82	—	10,049
Purchase of property and equipment	—	(1,175)	(52)	—	(1,227)
Proceeds from redemption of preferred stock	—	4,399	—	—	4,399
Proceeds from disposition of marketable securities and other assets	—	818	27	—	845
Net cash used in investing activities	—	(4,795)	(585)	—	(5,380)
Cash flows from financing activities:
Payments on long-term debt	—	(211,536)	—	—	(211,536)
Payment on credit facility	—	(81,000)	—	—	(81,000)
Proceeds from borrowings	—	250,000	—	—	250,000
Proceeds from sale of common stock	1,750	—	—	—	1,750
Debt issue costs	—	(6,972)	—	—	(6,972)
Stock issue costs	(270)	—	—	—	(270)
Payment for interest rate cap	—	(922)	—	—	(922)
To (from) related companies	809	5,935	(6,744)	—	—
Net cash provided by (used in) financing activities	2,289	(44,495)	(6,744)	—	(48,950)
Net decrease in cash and cash equivalents	—	(42,198)	(67)	—	(42,265)
Cash and cash equivalents:
Beginning of period	—	53,257	508	—	53,765
End of period	$—	$11,059	$441	$—	$11,500

Condensed Consolidating Statement of Cash Flows

For the Period January 1, 2005 through February 8, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,787)	$8,265	$2,232	$—	$3,710
Cash flows from investing activities:
Deferred customer acquisition costs	—	(4,049)	(169)	—	(4,218)
Deferred customer acquisition revenue	—	2,147	(156)	—	1,991
Purchase of property and equipment	—	(249)	(1)	—	(250)
Proceeds from disposition of assets and sale of customer accounts	—	—	4	—	4
Net cash used in investing activities	—	(2,151)	(322)	—	(2,473)
Cash flows from financing activities:
To (from) related companies	6,787	(4,801)	(1,986)	—	—
Net cash provided by (used in) financing activities	6,787	(4,801)	(1,986)	—	—
Net increase (decrease) in cash and cash equivalents	—	1,313	(76)	—	1,237
Cash and cash equivalents:
Beginning of period	—	51,944	584	—	52,528
End of period	$—	$53,257	$508	$—	$53,765

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2004

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors(a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14,238)	$17,680	$4,328	$—	$7,770
Cash flows from investing activities:
Installations and purchases of new accounts	—	—	(14)	—	(14)
Deferred customer acquisition costs	—	(18,646)	(1,972)	—	(20,618)
Deferred customer acquisition revenue	—	9,885	317	—	10,202
Purchase of property and equipment	(3)	(2,429)	(397)	—	(2,829)
Proceeds from disposition of assets and sale of customer accounts	—	248	31	—	279
Net cash used in investing activities	(3)	(10,942)	(2,035)	—	(12,980)
Cash flows from financing activities:
Funding from Westar, as former parent	(53)	273	—	—	220
To (from) related companies	14,294	(12,328)	(1,966)	—	—
Net cash provided by (used in) financing activities	14,241	(12,055)	(1,966)	—	220
Net increase (decrease) in cash and cash equivalents	—	(5,317)	327	—	(4,990)
Cash and cash equivalents:
Beginning of period	—	33,831	1,372	—	35,203
End of period	$—	$28,514	$1,699	$—	$30,213

(a)                                  Includes Protection One Data Services, Inc. and Security Monitoring Services, Inc., which became subsidiary guarantors in connection with the April 18, 2005 bank credit facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

Overview

We are a leading national provider of security alarm monitoring services, providing installation, maintenance and electronic monitoring of alarm systems to single-family residential, commercial, multifamily and wholesale customers.  We monitor signals originating from alarm systems designed to detect burglary, fire, medical, hold-up and environmental conditions, and from access control and closed-circuit-television (CCTV) systems.  Most of our monitoring services and a large portion of our maintenance services we provide our customers are governed by multi-year contracts with automatic renewal provisions that provide us with recurring monthly revenue, or RMR.  As of June 30, 2005, we had more than one million customers.  Based on information provided by a leading industry publication, we are the third largest provider of electronic security monitoring services in the United States based on RMR.

Our business consists of two primary segments, Protection One Monitoring and Network Multifamily.  Protection One Monitoring primarily provides residential and commercial electronic security system installations and alarm monitoring services directly to homeowners and businesses.  Protection One Monitoring also provides wholesale alarm monitoring services to independent alarm companies.  Network Multifamily provides electronic security system installation and alarm monitoring services to owners and managers of apartments, condominiums and other multifamily dwellings.  We market our services to these customer segments through separate internal sales and installation branch networks.  Our monitoring and related services revenue for the period February 9, 2005 through June 30, 2005 and customer base compositions at June 30, 2005 were as follows:

	Percentage of Total
Market	Monitoring and Related Services Revenue	Sites
Single family and commercial	81.1%	51.2%
Wholesale	4.4	17.0
Protection One Monitoring Total	85.5%	68.2%
Network Multifamily Total	14.5	31.8
Total	100.0%	100.0%

For the periods February 9, 2005 through June 30, 2005 and January 1, 2005 through February 8, 2005, we generated consolidated revenue of $102.4 million and $28.5 million, respectively.  For the period February 9, 2005 through June 30, 2005, Protection One Monitoring accounted for 86.3% of consolidated revenues, or $88.4 million, while Network Multifamily accounted for the 13.7% of consolidated revenues, or $14.0 million.  For the period January 1, 2005 through February 8, 2005, Protection One Monitoring accounted for 85.8% of consolidated revenues, or $24.5 million, while Network Multifamily accounted for the 14.2% of consolidated revenues, or $4.0 million.

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

New Basis of Accounting

As a result of Quadrangle’s increased ownership interest from the February 8, 2005 debt-for-equity exchange, we have ‘‘pushed down’’ Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. These estimates of fair market value are preliminary and are therefore subject to further refinement.  The “push-down” accounting adjustments did not impact cash flows.   The primary changes to the balance sheet reflect (1)

the reduction of deferred customer acquisition costs and revenues, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle’s basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our trade names; and (5) an increase to the equity section from these adjustments.  The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenues; (2)  the reduction in other costs of revenue and selling expenses due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of our debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

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

Restructuring and Refinancing

Upon completion of the Westar sale transaction and as a result of liquidity problems caused by our significant debt burden and continuing net losses, we retained Houlihan Lokey Howard & Zukin Capital as our financial advisor and began discussions regarding a potential debt restructuring.  In November 2004, we received $73.0 million pursuant to a tax sharing settlement agreement with Westar that, among other things, terminated the Westar tax sharing agreement, generally settled all of our claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction.  See Note 7, “Commitments and Contingencies” for discussion of potential contingent additional tax benefits relating to the tax sharing settlement.  Our execution of the exchange agreement with Quadrangle facilitated Quadrangle’s and Westar’s ability to agree upon the amount of, and accelerate the payment of, contingent payments that would be paid by Quadrangle to Westar under their purchase agreement and to otherwise settle claims between Quadrangle and Westar relating to the Westar sale transaction.  Westar’s ability to reach agreement with Quadrangle on these matters facilitated the settlement of our dispute with Westar over the tax sharing agreement and the delivery of the settlement payment from Westar to us on November 12, 2004.

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

 On April 18, 2005, we entered into a new credit agreement, which we refer to as the bank credit agreement.  The bank credit agreement provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility.  The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity if we do not refinance our 8 1/8% senior subordinated notes due 2009 before July 2008.  The new revolving credit facility is undrawn as of August 10, 2005.  We intend to use any other proceeds from borrowings under the bank credit agreement, from time to time, for working capital and general corporate purposes.  Letters of credit are also available to us under the bank credit agreement.

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

Borrowings under the new term loan were used to fund the April 21, 2005 redemption of all of our outstanding 7 3/8% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount) and the April 18, 2005 repayment of our existing credit facility (approximately $78.0 million aggregate principal amount) with affiliates of Quadrangle. We recorded a loss in the second quarter of 2005 of approximately $6.1 million associated with such redemption and repayment.

Borrowings under the credit agreement bear interest at a rate calculated according to a base rate or a Eurodollar rate, at our discretion, plus an applicable margin.  The applicable margin with respect to the term loan is 2.0% for a base rate borrowing and 3.0% for a Eurodollar borrowing.  Depending on our leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-Q have not occurred.

Summary of Other Significant Matters

Net Loss.  We incurred a net loss of $11.1 million, $11.4 million and $7.9 million for the periods February 9, 2005 through June 30, 2005, January 1, 2005 through February 8, 2005 and the three months ended June 30, 2005, respectively.  The net loss for the period February 9, 2005 through June 30, 2005 includes a loss of $6.7 million related to the early extinguishment of debt of which $6.1 million was recorded in the three months ended June 30, 2005.  The net loss for the period January 1, 2005 through February 8, 2005 includes charges of $5.9 million relating to the change of control and subsequent restructuring efforts.  Additional net losses reflect substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness, including amortization of debt discounts.  We currently do not expect to have earnings in the foreseeable future.

Payment of Transaction-Related Bonuses and Fees.  In order to retain the services of senior management and selected key employees who may have felt uncertain about our future ownership and direction due to the discussions with our creditors regarding the restructuring of our indebtedness, our board of directors authorized senior management in June 2004 to implement a new key employee retention plan.  The retention plan applied to approximately 30 senior managers and selected key employees and provided incentives for such individuals to remain with us through the restructuring.  These retention agreements superseded and replaced previous retention agreements which provided additional severance upon a change of control.   The aggregate payout under the plan was approximately $3.9 million, of which approximately $3.5 million was accrued for and approximately $0.7 million was paid as of December 31, 2004.  For the period January 1, 2005 through February 8, 2005 we accrued $0.4 million and paid $1.3 million and for the period February 9, 2005 through March 31, 2005 we paid $1.9 million.  No amounts were accrued as of June 30, 2004.

 Upon the change of control on February 17, 2004, $11.0 million was paid to executive management, $3.5 million was paid to the financial advisor to our Special Committee of the board of directors and we recorded an expense of $1.6 million for director and officer insurance coverage that lapsed upon the change of control.  In addition to our own financial and legal advisors, we also agreed to pay the financial advisory and legal fees incurred on behalf of Quadrangle and certain holders of our publicly-held debt.  For the six months ended June 30, 2004 we incurred expenses relating to these advisors of approximately $3.8 million.  For the period from January 1, 2005 through February 8, 2005, we recorded expense of $5.9 million, including $5.6 million in fees paid on February 8, 2005 upon completion of the restructuring.

Repurchase of Outstanding 13 5/8% Senior Subordinated Discount Notes.  In connection with the restructuring and as required by the indenture governing our outstanding 13 5/8% senior subordinated discount notes due 2005, we also initiated a change of control repurchase offer at 101% for the approximately $29.9 million of outstanding 13 5/8% senior subordinated discount notes due 2005.  We completed the repurchase of all of these notes on March 11, 2005 and recorded a loss of approximately $0.6 million associated with the repurchase.

Management Incentive Plan.  As a condition to the completion of the debt-for-equity exchange, we implemented a management incentive plan that included an equity investment opportunity for our executive officers, stock appreciation rights (SARs) for our senior executive officers and a new stock option plan.  See Note 2, “Restructuring, Management Incentive Plan and Refinancing—Management Incentive Plan; Retention Bonuses” for details regarding this management incentive plan.

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

New Software Has Been Implemented.   During 2003, we began the process of replacing our accounting, human resources, inventory management, fixed asset and accounts payable software for our Protection One Monitoring segment.  Implementation of new software was required as a result of Westar’s disposition of its investment in us.  The human resources software was placed in service on August 17, 2004, and the accounting, inventory management, fixed asset and accounts payable software was placed in service on January 1, 2005.   We invested approximately $3.0 million for the implementation of the new software.

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

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue may not be comparable to other similarly titled measures of other companies, and recurring monthly revenue should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.   We had approximately $19.9 million of recurring monthly revenue as of June 30, 2005 and as of June 30, 2004.  Recurring monthly revenue has stabilized in 2005, with a slight increase from the beginning of the year.   Our current focus on RMR additions, combined with growth in our wholesale markets and improvements in attrition rates have contributed to the stabilization of RMR.  We believe that we will continue to see improvements in RMR as we continue to strengthen our financial position and have access to enough capital to invest in creating new accounts.  If we are unable to generate sufficient new RMR to replace RMR losses, it could materially and adversely affect our business, financial condition and results of operations.

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

	February 9 - June 30, 2005	Six months ended June 30, 2004
	(dollar amounts in millions)
Recurring Monthly Revenue at June 30	$19.9	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	0.3	0.7
Other revenues (a)	1.9	2.1
Revenues (GAAP basis):
June	22.1	22.7
February 9 - May 31, 2005	80.3	—
January - May, 2004	—	111.7
Total period revenue	$102.4	$134.4

	Three months ended June 30,
	2005	2004
	(dollar amounts in millions)
Recurring Monthly Revenue at June 30	$19.9	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	0.3	0.7
Other revenues (a)	1.9	2.1
Revenues (GAAP basis):
June	22.1	22.7
April - May	43.3	44.6
Total period revenue	$65.4	$67.3

(a) Revenues that are not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated.

	Six months ended June 30, 2005			Six months ended June 30, 2004
	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)			(dollar amounts in thousands)
Beginning RMR balance (a)	$17,112	$2,796	$19,908	$17,255	$2,834	$20,089
RMR retail additions	929	49	978	865	98	963
RMR retail losses	(1,024)	(92)	(1,116)	(1,078)	(81)	(1,159)
Price changes and other	92	21	113	24	(5)	19
Net change in wholesale RMR	24	—	24	10	—	10
Ending RMR balance	$17,133	$2,774	$19,907	$17,076	$2,846	$19,922

(a)   Beginning RMR balance includes $903 and $850 wholesale customer RMR for the six months ended June 30, 2005 and 2004, respectively, in both the Protection One Monitoring segment and in total.  Our Network Multifamily segment RMR does not contain wholesale customer RMR.

	Three months ended June 30, 2005			Three months ended June 30, 2004
	Protection One Monitoring	Network Multi-family	Total	Protection One Monitoring	Network Multi-family	Total
	(dollar amounts in thousands)			(dollar amounts in thousands)
Beginning RMR balance(a)	$17,074	$2,795	$19,869	$17,135	$2,842	$19,977
RMR retail additions	491	19	510	442	55	497
RMR retail losses	(523)	(50)	(573)	(541)	(42)	(583)
Price changes and other	90	10	100	25	(9)	16
Net change in wholesale RMR	1	—	1	15	—	15
Ending RMR balance	$17,133	$2,774	$19,907	$17,076	$2,846	$19,922

(a)                                  Beginning RMR balance includes $926 and $846 wholesale customer RMR for the three months ended June 30, 2005 and 2004, respectively, in both the Protection One Monitoring segment and in total.  Our Network Multifamily segment RMR does not contain wholesale customer RMR.

Monitoring and Related Services Margin.   Monitoring and related service revenues comprised 92% or more of our total revenues for each of the periods January 1, 2005 through February 8, 2005, February 9, 2005 through June 30, 2005, the three months ended June 30, 2005 and for the three and six months ended June 30, 2004.  As a result of our declining customer base, these revenues have been decreasing, as have the associated cost of monitoring and related services revenues.  The rate of revenue decline has slowed and gross margin as a percentage of revenues has remained steady.  The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods.

	2005		2004
	February 9 - June 30	January 1 - February 8	Six month ended June 30,
	(dollar amounts in thousands)
Monitoring and related services revenues	$96,624	$26,455	$123,702
Cost of monitoring and related services revenues	26,895	7,400	34,334
Gross margin	$69,729	$19,055	$89,368

Gross margin %	72.2%	72.0%	72.2%

	Three months ended June 30,
	2005	2004
	(dollar amounts in thousands)
Monitoring and related services revenues	$61,502	$61,828
Cost of monitoring and related services revenues	16,967	16,864
Gross margin	$44,535	$44,964

Gross margin %	72.4%	72.7%

Customer Creation and Marketing.   Our current customer acquisition strategy for our Protection One Monitoring segment relies primarily on internally generated sales.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately fifty-five markets.  Our Network Multifamily segment also relies primarily on internally generated sales and utilizes a salaried and commissioned sales force to produce new accounts.  We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in seventeen of the larger metropolitan markets in the nine-state BellSouth region.  The marketing alliance agreement provides that it may be terminated by mutual written consent of both parties or by either party upon 180 days notice or earlier upon occurrence of certain events.  Under this agreement, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region.  BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory.  We follow up on the leads and attempt to persuade them to become customers of our monitored security services.  We also market directly to small businesses.  We pay BellSouth a commission for each new contract and a recurring royalty based on a percentage of recurring charges.  The commission is a direct and incremental cost of acquiring the customer and accordingly, for residential customers and certain commercial customers, is deferred as a customer acquisition cost and amortized over the term of the contract.  See “—Critical Accounting Policies and Estimates — Revenue and Expense Recognition,” below, for further discussion relating to deferred customer acquisition costs.  The recurring royalty is expensed as incurred and is included in the cost of monitoring and related services revenues.  Approximately 24.0% and  23.1% of our new accounts created in the first six months of 2005 and 2004, respectively, were produced from this arrangement.  Termination of this agreement could have an adverse affect on our ability to generate new customers in this territory.

We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

Attrition.  Customer account attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow.  We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period.  In some instances, we use estimates to derive attrition data.  We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base.  We do not reduce the gross accounts lost during a period by “move in” accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or “competitive takeover” accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

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

Customer attrition by business segment for the six months ended June 30, 2005 and 2004 is summarized below:

	Customer Account Attrition
	June 30, 2005		June 30, 2004
	Annualized Second Quarter	Trailing Twelve Month	Annualized Second Quarter	Trailing Twelve Month
Protection One Monitoring	7.8%	7.6%	7.8%	9.6%
Protection One Monitoring, excluding wholesale	12.6%	12.7%	12.5%	13.9%
Network Multifamily	7.0%	6.3%	6.3%	6.0%
Total Company	7.5%	7.2%	7.3%	8.5%

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

Note 2 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  As discussed above in “—New Basis of Accounting,” estimates of fair market value were used to determine new values as of February 8, 2005 for some of our assets and liabilities.  The following is a brief description of the more significant accounting policies and methods we use:

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

The tables below reflect the impact of this accounting policy on the respective line items of the Statement of Operations for the periods February 9, 2005 through June 30, 2005, January 1, 2005 through February 8, 2005, the six months ended June 30, 2004 and for the three months ended June 30, 2005 and 2004.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	2005
	February 9 - June 30,			January 1 - February 8,
	Revenues- other	Cost of revenues-other	Selling expense	Revenues- other	Cost of revenues-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$14,437	$17,821	$14,956	$3,265	$3,663	$3,645
Amount deferred	(9,967)	(12,364)	(6,441)	(2,147)	(2,579)	(1,470)
Amount amortized	1,223	1,935	1,989	798	1,487	1,550
Amount included in Statement of Operations	$5,693	$7,392	$10,504	$1,916	$2,571	$3,725
Network Multifamily segment:
Total amount incurred	$82	$708	$871	$(156)	$169	$237
Amount deferred	(82)	(679)	37	156	(160)	(9)
Amount amortized	35	239	11	172	734	36
Amount included in Statement of Operations	$35	$268	$919	$172	$743	$264
Total Company:
Total amount incurred	$14,519	$18,529	$15,827	$3,109	$3,832	$3,882
Amount deferred	(10,049)	(13,043)	(6,404)	(1,991)	(2,739)	(1,479)
Amount amortized	1,258	2,174	2,000	970	2,221	1,586
Amount reported in Statement of Operations	$5,728	$7,660	$11,423	$2,088	$3,314	$3,989

	For the six months ended June 30, 2004
	Revenues- other	Cost of revenues-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$16,796	$18,706	$15,863
Amount deferred	(9,885)	(11,878)	(6,768)
Amount amortized	2,924	5,343	5,199
Amount included in Statement of Operations	$9,835	$12,171	$14,294
Network Multifamily segment:
Total amount incurred	$393	$1,965	$1,208
Amount deferred	(317)	(1,865)	(107)
Amount amortized	792	2,945	166
Amount included in Statement of Operations	$868	$3,045	$1,267
Total Company:
Total amount incurred	$17,189	$20,671	$17,071
Amount deferred	(10,202)	(13,743)	(6,875)
Amount amortized	3,716	8,288	5,365
Amount reported in Statement of Operations	$10,703	$15,216	$15,561

	Three months ended June 30,
	2005			2004
	Revenues- other	Cost of revenues-other	Selling Expense	Revenues- other	Cost of revenues-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$9,584	$11,824	$9,995	$8,690	$9,616	$8,270
Amount deferred	(6,514)	(8,139)	(4,341)	(5,185)	(6,050)	(3,519)
Amount amortized	845	1,365	1,368	1,542	2,796	2,740
Amount included in Statement of Operations	$3,915	$5,050	$7,022	$5,047	$6,362	$7,491
Network Multifamily segment:
Total amount incurred	$66	$460	$622	$230	$921	$597
Amount deferred	(66)	(441)	(25)	(229)	(900)	(29)
Amount amortized	24	166	8	398	1,492	84
Amount included in Statement of Operations	$24	$185	$605	$399	$1,513	$652
Total Company:
Total amount incurred	$9,650	$12,284	$10,617	$8,920	$10,537	$8,867
Amount deferred	(6,580)	(8,580)	(4,366)	(5,414)	(6,950)	(3,548)
Amount amortized	869	1,531	1,376	1,940	4,288	2,824
Amount reported in Statement of Operations	$3,939	$5,235	$7,627	$5,446	$7,875	$8,143

Valuation of Intangible Assets. As discussed in “—New Basis of Accounting,” above, because Quadrangle acquired substantially all of our common stock, resulting in a new basis of accounting, new values for intangible assets were recorded in the first quarter of 2005 based on estimates of fair market values.  New values were recorded for customer accounts, trade names and goodwill.

Customer accounts were valued by segment based on a combination of (1) the income approach utilizing our projections of cash flow, operating margins and customer attrition and (2) the market approach based on available industry transaction data generally expressed as a multiple of  recurring monthly revenues.  Trade name values were based on the identifiable revenues associated with each segment and were valued based on the income approach.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill and trade names are tested for impairment on at least an annual basis or as circumstances warrant.  Customer accounts are tested on a periodic basis or as circumstances warrant.  For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts.  Factors we consider important that could trigger an impairment review include the following:

  high levels of customer attrition;
  continuing recurring losses above our expectations; and
  adverse regulatory rulings.

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

Customer Account Amortization.  The choice of an amortization life and method is based on our estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life.  Amortization methods and selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue.  We periodically perform lifing studies on our customer accounts to assist us in determining appropriate lives of our customer accounts.  These reviews are performed specifically to evaluate our historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience.  Prior to adopting a new basis of accounting as described in “—New Basis of Accounting,” above, we had identified three distinct pools of customer accounts as shown in the table below, each of which had distinct attributes that effected differing attrition characteristics.  For the Protection One Monitoring pools, the results of the lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimated revenue stream from these customer pools.  We switch from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

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

Our amortization rates consider the average estimated remaining life and historical and projected attrition rates.  The amortization method for each customer pool is as follows:

Pool	Method
New amortization method (post February 8, 2005):
Protection One Monitoring	Ten-year 135% declining balance
Network Multifamily	Nine-year straight-line

Historical amortization method (pre February 9, 2005):
Protection One Monitoring:
• Acquired Westinghouse Customers	Eight-year 120% declining balance (a)
• Other Customers	Ten-year 135% declining balance
Network Multifamily	Nine-year straight-line

(a)           The Westinghouse customer pool was fully amortized as of December 31, 2004.

Amortization expense was $14.4 million for the period February 9, 2005 through June 30, 2005, $5.6 million for the period January 1, 2005 through February 8, 2005 and $9.1 million for the three months ended June 30, 2005.   Amortization expense for the six and three months ended June 30, 2004 was approximately $34.3 million and $17.2 million, respectively.  The amount of amortization expense would change if we changed the estimated life or amortization rate for customer accounts.

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

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

                Protection One Consolidated

As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the activity for the period February 9, 2005 through June 30, 2005 (the “post-push down” period) is reported under the new basis of accounting while the activity for the period January 1, 2005 through February 8, 2005 (the “pre-push down” period) is reported on the historical basis of accounting, which was used in 2004.  For the post-push down period, the primary changes to the income statement reflect (1) the reduction in amortization related to the reductions to the amount of deferred acquisition costs and deferred acquisition revenues, (2) an increase in interest expense due to accretion of debt discounts arising from differences in fair values and carrying values of our debt instruments and (3) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Monitoring and related services revenues, which are not impacted by the push down adjustments, decreased slightly (less than 1%) in the first six months of 2005 compared to the first six months of 2004, primarily as a result of a decline in our customer base in 2004, but partially offset by price increases implemented in 2004.  Cost of monitoring and related services revenues, which are not impacted by the push down adjustments, also decreased slightly (less than 1%) in the first six months of 2005 compared to the first six months of 2004.  Interest expense for the post-push down period includes approximately $3.5 million of amortized debt discounts.  In the first quarter of 2004, we recorded a non-cash charge to income in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of deferred tax assets determined not to be realizable.

                Protection One Monitoring Segment

The table below presents operating results for Protection One Monitoring for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenues so you can make comparisons about the relative change in revenues and expenses.   As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the post-push down period, the pre-push down period and the six month information presented in the following tables may not be comparable.

	2005				2004
	February 9 - June 30		January 1 - February 8		Six months ended June 30
	(dollar amounts in thousands)
Revenues:
Monitoring and related services	$82,631	93.6%	$22,564	92.2%	$106,030	91.5%
Other	5,693	6.4	1,916	7.8	9,835	8.5

Total revenues	88,324	100.0	24,480	100.0	115,865	100.0

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	24,021	27.2	6,627	27.1	30,444	26.3
Other	7,392	8.4	2,571	10.5	12,171	10.5

Total cost of revenues (exclusive of amortization and depreciation shown below)	31,413	35.6	9,198	37.6	42,615	36.8

Selling expense	10,504	11.9	3,725	15.2	14,294	12.3
General and administrative expense	21,722	24.6	6,922	28.3	30,793	26.6
Change of control and debt restructuring costs	—	—	5,939	24.3	18,394	15.9
Amortization of intangibles and depreciation expense	17,529	19.8	6,112	24.9	36,871	31.8
Total operating expenses	49,755	56.3	22,698	92.7	100,352	86.6
Operating income (loss)	$7,156	8.1%	$(7,416)	(30.3)%	$(27,102)	(23.4)%

2005 Compared to 2004.   We had a net decrease of 132 customers in the first six months of 2005 compared to a net decrease of 9,515 customers in the first six months of 2004.  The net increase in wholesale customers was exceeded slightly by the net decrease in retail customers.  The average customer base for the first six months of 2005 and 2004 was 699,537 and 707,734, respectively, or a decrease of 8,197 customers.  The decrease in annualized attrition is primarily due to the increase in our wholesale customer base and also reflects lower attrition in our retail customer base.  We believe the decrease in annualized attrition of our retail customer base is due to a company-wide focus on retaining our current customers, which is vital for future growth.  We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

Further analysis of the change in the Protection One Monitoring account base between the two periods is set forth below.

	Six months ended June 30,
	2005	2004
Beginning Balance, January 1	699,603	712,491
Customer additions, excluding wholesale	26,469	26,565
Customer losses, excluding wholesale	(32,902)	(35,395)
Change in wholesale customer base and other adjustments	6,301	(685)
Ending Balance, June 30	699,471	702,976

Annualized attrition	7.3%	9.0%

Monitoring and related service revenues were not impacted by the push down accounting adjustments and decreased less than 1.0% in the first six months of 2005 compared to the first six months of 2004.  We believe decreases in customer attrition coupled with price increases in the second half of fiscal 2004 and in the first half of fiscal 2005 have contributed to a slowdown in the loss of revenue.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues include $1.2 million and $0.8 million in amortization of previously deferred revenues for the post-push down and pre-push down periods, respectively, and $2.9 million in the first six months of 2004.  In the first six months of 2005 compared to the first six months of 2004, we experienced an increase in commercial lease arrangements in which upfront revenues are deferred and a decrease in outright commercial sale arrangements which result in immediate revenue recognition  Other revenues are generated from our internal installations of new alarm systems and consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenues.

Cost of monitoring and related services revenues were not impacted by the push down accounting adjustments and increased less than 1% in the first six months of 2005 compared to the first six months of 2004.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  Cost of monitoring and related services revenues as a percentage of the related revenues increased to 29.1% and 29.4% for the periods February 9, 2005 through June 30, 2005 and January 1, 2005 through February 8, 2005, respectively, and was 28.7% in the first six months of 2004.

Cost of other revenues include $1.9 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $5.3 million in the first six months of 2004.  We also experienced a decrease in cost of other revenues related to the decrease in outright commercial sales in the first six months of 2005 compared to the first six months of 2004.  Cost of other revenues consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expenses include $2.0 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $5.2 million in the first six months of 2004.  In general, other selling expenses have increased over 2004 levels primarily due to an increase in the number of commercial salespeople.

General and administrative expenses generally decreased in 2005 due to reductions in insurance premiums and system charges.  As of December 31, 2004 (with respect to human resources software) and February 17, 2005 (with respect to financial systems software), we no longer incur system processing charges from our former parent company related to our usage of its software.  The pre-pushdown period includes $0.4 million in retention bonus expense.

Change of control and debt restructuring costs for the pre-push down period January 1, 2005 through February 8, 2005 included $5.6 million in fees paid upon completion of the restructuring as well as legal and other fees related to the debt restructuring.  In the first six months of 2004, we made change of control payments to executive officers in the amount of $9.5 million, incurred $1.6 million in expenses for the write-off of director and officer insurance upon the change of control in February 2004, paid $3.5 million to the advisor to our board of directors and incurred approximately $3.8 million for legal and advisory fees related to the sale and restructuring efforts.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives.  The customer accounts are amortized over a ten year life on an accelerated basis while the remaining asset lives for the components of fixed assets have generally been shortened.

                Network Multifamily Segment

The following table provides information for comparison of the Network Multifamily operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.   As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the post-push down period, the pre-push down period and the six months ended information presented in the following tables may not be comparable.

	2005				2004
	February 9 - June 30		January 1 - February 8		Six months ended June 30
	(dollar amounts in thousands)
Revenues:
Monitoring and related services	$13,993	99.8%	$3,891	95.8%	17,672	95.3%
Other	35	0.2	172	4.2	868	4.7
Total revenues	14,028	100.0	4,063	100.0	18,540	100.0

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	2,874	20.5	773	19.0	3,890	21.0
Other	268	1.9	743	18.3	3,045	16.4

Total cost of revenues (exclusive of amortization and depreciation shown below)	3,142	22.4	1,516	37.3	6,935	37.4

Selling expense	919	6.5	264	6.5	1,267	6.8
General and administrative expense	4,042	28.8	1,182	29.1	4,814	26.0
Change of control and debt restructuring costs	—	—	—	—	1,543	8.3
Amortization of intangibles and depreciation expense	2,551	18.2	526	12.9	2,464	13.3
Total operating expenses	7,512	53.5	1,972	48.5	10,088	54.4
Operating income	$3,374	24.1%	$575	14.2%	$1,517	8.2%

2005 Compared to 2004.  We had a net decrease of 4,887 customers in the first six months of 2005 compared to a net decrease of 1,389 customers in the first six months of 2004.  This decrease is due primarily to fewer customer additions.  Demand for our services from owners and managers of multifamily properties has been negatively affected by the increasing preference of occupants of multifamily units to subscribe only for cellular telephone services and not for traditional telephone service, which our alarm systems have historically used to transport alarm signals to our monitoring center.  We are marketing a new product in the third quarter of 2005 which will allow monitoring of multifamily units without a landline in each unit, which we believe will improve the rate of site additions compared to the first six months of 2005.  The average customer base was 328,067 for the first six months of 2005 compared to 335,135 for the first six months of 2004.  The change in Network Multifamily’s customer base for the period is shown below.

	Six months ended June 30,
	2005	2004
Beginning Balance, January 1,	330,510	335,829
Customer additions	5,046	9,308
Customer losses	(9,933)	(10,697)
Ending Balance	325,623	334,440

Annualized attrition	6.1%	6.4%

Monitoring and related services revenues were not impacted by the push down accounting adjustments and increased $0.2 million from the first six months of 2004. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.  A $0.2 million decrease in RMR related to the 2.1% decrease in the subscriber base was offset by a $0.3 million increase in contract buyouts, a $0.1 million increase in repair billings, and price increases.

Other revenues consist primarily of revenue from the sale of access control systems and amortization of previously deferred revenues associated with the sale of alarm systems.  Other revenues include $35 thousand and $0.2 million in amortization of previously deferred revenues for the post-push down and pre-push down periods, respectively, and $0.8 million in the first six months of 2004.

Cost of monitoring and related revenues were not impacted by the push down accounting adjustments and generally relate to the cost of providing monitoring service including the costs of monitoring, customer service and field operations.  These costs decreased approximately 6.3% in the first six months of 2005 compared to the first six months of 2004 primarily due to a $0.2 million dollar decrease in field service employment and material costs.  Cost of monitoring and related revenues as a percentage of related revenues was 20.5% in the post-push down period, 19.9% in the pre-push down period and 22.0% in the first six months of 2004.

Cost of other revenues consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.  These costs include $0.2 million and $0.7 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $2.9 million in the first six months of 2004

Selling expenses include approximately $11.3 thousand and $36.0 thousand in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively, and $0.2 million in the first six months of 2004.  Other selling expenses in 2005 remained consistent with 2004 expenses.

General and administrative costs in 2005 were higher than those in 2004 primarily due to an increase in legal fees and in management fees allocated from Protection One, offset by a decrease in insurance costs.

Change of control and debt restructuring costs in the first six months of 2004 related to change of control payments to executive officers in the amount of $1.5 million.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives.  The customer accounts are amortized over a nine year life on a straight-line basis, while the remaining asset lives for the components of fixed assets have generally been shortened.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

                Protection One Consolidated

Monitoring and related services revenues, which are not impacted by the push down adjustments, decreased slightly (less than 1%) in the second quarter of 2005 compared to the second quarter of 2004, primarily as a result of a decline in our customer base, but partially offset by price increases implemented in 2004 and in 2005.  Cost of monitoring and related services revenues, which are not impacted by the push down adjustments, increased slightly (less than 1%) in the second quarter of 2005 compared to the second quarter of 2004.  Interest expense for the second quarter of 2005 includes approximately $1.1 million of amortized debt discounts.

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

	Three months ended June 30,
	2005		2004
	(dollar amounts in thousands)
Revenues:
Monitoring and related services	52,551	93.1%	53,015	91.3%
Other	3,915	6.9	5,047	8.7

Total revenues	56,466	100.0	58,062	100.0

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	15,164	26.9	14,945	25.7
Other	5,050	8.9	6,362	11.0

Total cost of revenues (exclusive of amortization and depreciation shown below)	20,214	35.8	21,307	36.7

Selling expense	7,022	12.4	7,491	12.9
General and administrative expense	14,048	24.9	15,276	26.3
Change of control and debt restructuring costs	—	—	2,807	4.8
Amortization of intangibles and depreciation expense	10,995	19.5	18,449	31.8
Total operating expenses	32,065	56.8	44,023	75.8
Operating income (loss)	$4,187	7.4%	$(7,268)	(12.5)%

2005 Compared to 2004.   We had a net decrease of 462 customers in the second quarter of 2005 compared to a net decrease of 2,000 customers in the second quarter of 2004.  The net increase in wholesale customers was exceeded slightly by the net decrease in retail customers.  The average customer base for the second quarter of 2005 and 2004 was 699,702 and 703,976, respectively, or a decrease of 4,274 customers.  We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.  The change in Protection One Monitoring’s customer base for the period is shown below.

	Three Months Ended June 30,
	2005	2004
Beginning Balance, April 1	699,933	704,976
Customer additions, excluding wholesale	13,696	13,250
Customer losses, excluding wholesale	(16,587)	(17,052)
Change in wholesale customer base and other adjustments	2,429	1,802
Ending Balance, June 30	699,471	702,976

Annualized quarterly attrition	7.8%	7.8%

Monitoring and related service revenues were not impacted by the push down accounting adjustments and decreased less than 1.0% in the second quarter of 2005 compared to the second quarter of 2004.  We believe decreases in customer attrition coupled with price increases in the second half of fiscal 2004 and in the first half of fiscal 2005 have contributed to a slowdown in the loss of revenue.  These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues include $0.8 million in amortization of previously deferred revenues for the second quarter of 2005 and $1.5 million in the second quarter of 2004. We also experienced a decrease in outright commercial sales in the second quarter of 2005 compared to the second quarter of 2004.  These revenues are generated from our internal installations of new alarm systems and consist primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenues.

Cost of monitoring and related services revenues were not impacted by the push down accounting adjustments.  These costs increased 1.5% in the second quarter of 2005 compared to the second quarter of 2004.  These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  Cost of monitoring and related services revenues as a percentage of the related revenues increased to 28.9% in the second quarter from 28.2% in the second quarter of 2004.

Cost of other revenues include $1.4 million in amortization of previously deferred customer acquisition costs for the second quarter of 2005 and $2.8 million in the second quarter of 2004.  We also experienced a decrease in cost of other revenues related to the decrease in outright commercial sales in the second quarter of 2005 compared to the second quarter of 2004.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expenses include $1.4 million in amortization of previously deferred customer acquisition costs for the second quarter of 2005 and $2.7 million in the second quarter of 2004.  In general, other selling expenses have increased over 2004 levels primarily due to an increase in the number of commercial salespeople.

General and administrative expenses generally decreased in 2005 due to reductions in insurance premiums and system charges.  As of December 31, 2004 (with respect to human resources software) and February 17, 2005 (with respect to financial systems software), we no longer incur system processing charges from our former parent company related to our usage of its software.

Change of control and debt restructuring costs ceased during the second quarter of 2005 with the consummation of our debt refinancing on April 18, 2005.  In the second quarter of 2004, we incurred approximately $2.8 million for legal and advisory fees related to the sale and restructuring efforts.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives.  The customer accounts are amortized over a ten year life on an accelerated basis while the remaining asset lives for the components of fixed assets have generally been shortened.

                Network Multifamily Segment

The following table provides information for comparison of the Network Multifamily operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.   As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the quarter to quarter information presented in the following tables may not be comparable.

	For the three months ended June 30,
	2005		2004
	(dollar amounts in thousands)
Revenues:
Monitoring and related services	$8,951	99.7%	8,813	95.7%
Other	24	0.3	399	4.3
Total revenues	8,975	100.0	9,212	100.0

Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	1,803	20.1	1,919	20.8
Other	185	2.1	1,513	16.4

Total cost of revenues (exclusive of amortization and depreciation shown below)	1,988	22.2	3,432	37.2

Selling expense	605	6.7	652	7.1
General and administrative expense	2,435	27.1	2,220	24.1
Amortization of intangibles and depreciation expense	1,609	17.9	1,226	13.3
Total operating expenses	4,649	51.7	4,098	44.5
Operating income	$2,338	26.1%	$1,682	18.3%

2005 Compared to 2004.  We had a net decrease of 3,269 customers in the second quarter of 2005 compared to a net decrease of 636 customers in the second quarter of 2004.  This decrease is due primarily to fewer customer additions.  Demand for our services from owners and managers of multifamily properties has been negatively affected by the increasing preference of occupants of multifamily units to subscribe only for cellular telephone services and not for traditional telephone service, which our alarm systems have historically used to transport alarm signals to our monitoring center.  We are marketing a new product in the third quarter of 2005 which will allow monitoring of multifamily units without a landline in each unit, which we believe will improve the rate of site additions compared to the first six months of 2005.  The average customer base was 327,258 for the second quarter of 2005 compared to 334,758 for the second quarter of 2004.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended June 30,
	2005	2004
Beginning Balance, April 1,	328,892	335,076
Customer additions	2,452	4,611
Customer losses	(5,721)	(5,247)
Ending Balance, June 30,	325,623	334,440

Annualized quarterly attrition	7.0%	6.3%

Monitoring and related services revenues were not impacted by the push down accounting adjustments and remained consistent with the second quarter of 2004. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.  A $0.2 million increase in contract buyouts and price increases were offset by a $0.1 million decrease in RMR related to the 2.2% decrease in the subscriber base.

Other revenues include $24.0 thousand in amortization of previously deferred revenues for the second quarter of 2005 and $0.4 million in the second quarter of 2004.  These revenues consist primarily of revenue from the sale of access control systems and amortization of previously deferred revenues associated with the sale of alarm systems.

Cost of monitoring and related revenues were not impacted by the push down accounting adjustments and generally relate to the cost of providing monitoring service including the costs of monitoring, customer service and field operations.  These costs decreased approximately 6.0% in the second quarter of 2005 compared to the second quarter of 2004.  This decrease was primarily the result of a decrease in field service employment and material costs.  Cost of monitoring and related revenues as a percentage of related revenues was 20.1% in the second quarter of 2005 and 21.8% in the second quarter of 2004.

Cost of other revenues decreased $1.3 million for the second quarter of 2005 compared to the same period of 2004.  These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.  There was $0.2 million in amortization of previously deferred customer acquisition costs for the second quarter of 2005 and $1.5 million amortization in the second quarter of 2004.

Selling expenses for the second quarter of 2005 decreased 7.1% compared to the second quarter of 2004.  Selling expenses include approximately $7.8 thousand in amortization of previously deferred customer acquisition costs for the second quarter of 2005 and $84 thousand in the second quarter of 2004.

General and administrative costs in the second quarter of 2005 were 9.7% higher than in 2004 primarily due to a $0.3 million increase in legal fees and a $0.1 million increase in management fees allocated from Protection One, offset by a $0.2 million decrease in insurance costs.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives.  The customer accounts are amortized over a nine year life on a straight-line basis, while the remaining asset lives for the components of fixed assets have generally been shortened.

Liquidity and Capital Resources

We have improved our capital structure by reducing the face amount of outstanding debt by $160.2 million to $345.3 million at June 30, 2005 from $505.5 million at December 31, 2004, primarily through the $120 million debt-for-equity exchange with Quadrangle.  We paid $15.0 million on our bank credit facility during the second quarter from available cash and proceeds from the $4.4 million redemption of the ATX preferred stock.  We expect to generate operating cash flows in excess of that required for operations and for interest payments.

On April 18, 2005, we entered into a new credit agreement, which enabled us to redeem our 7 3/8% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and repay the Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding).  The 7 3/8% senior notes and the Quadrangle credit facility would have matured on August 15, 2005.  The bank credit facility provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility.  The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity if we do not refinance our 8 1/8% senior subordinated notes due 2009 before July 2008.  The new revolving credit facility is undrawn as of August 10, 2005.  We intend to use any other proceeds from borrowings under the bank credit agreement, from time to time, for working capital and general corporate purposes.  Letters of credit are also available under the bank credit agreement.  See “—Important Matters,” above, for information related to these transactions.

In an effort to limit our exposure to interest rate risk on our variable rate bank credit facility, we purchased interest rate caps in the aggregate amount of $0.9 million during the second quarter of 2005.  Our objective is to protect against increases in interest expense caused by fluctuation in LIBOR.  One interest rate cap provides protection on a $75 million tranche of our long term debt over a five-year period if LIBOR exceeds 6%.  A second interest rate cap provides protection on a separate $75 million tranche of our long term debt over a three-year period if LIBOR exceeds 5%.

Operating Cash Flows for the Six Months Ended June 30, 2005.  Our operations provided a net $12.1 million and $3.7 million in cash flow for the periods February 9, 2005 through June 30, 2005 and January 1, 2005 through February 8, 2005, respectively, and provided a net $7.8 million in cash flow in the first six months of 2004.

Investing Cash Flows for the Six Months Ended June 30, 2005.   We used a net $5.4 million and $2.5 million for our investing activities in the periods February 9, 2005 through June 30, 2005 and January 1, 2005 through February 8, 2005, respectively.  We invested a net $9.4 million in cash to install and acquire new accounts and $1.2 million to acquire fixed assets and we received an aggregate $5.2 million from the disposition of marketable securities and other assets and from the redemption of preferred stock in the period February 9, 2005 through June 30, 2005.  We invested a net $2.2 million in cash to install and acquire new accounts and $0.3 million to acquire fixed assets in the period January 1, 2005 through February 8, 2005.  In the first six months of 2004, we invested a net $10.4 million in cash to install and acquire new accounts and $2.8 million to acquire fixed assets.

Financing Cash Flows for the Six Months Ended June 30, 2005.   Financing activities used a net $48.9 million in cash in the period February 9, 2005 through June 30, 2005 and provided net cash of $0.2 million in the first six months of 2004.  In the period February 9, 2005 through June 30, 2005, we used $292.5 million to retire debt, $7.2 million for debt and stock issuance costs, $0.9 million for interest rate caps.  We received $250.0 million for the new bank credit facility and $1.8 million in proceeds from the sale of common stock in the period February 9, 2005 through June 30, 2005.

Material Commitments.  We have future, material, long-term commitments, which, as of June 30, 2005, include $1.2 million due in 2005 related to payments on our $250 million bank credit facility.

The following reflects our commitments as of August 10, 2005:

	Payment Due by Period(a)
	Total	Remainder of 2005	2006-2007	2008-2009	After 2009
	(dollar amounts in thousands)
Contractual Obligations
Long-Term Debt Obligations(b)	$345,340	$1,178	$4,712	$115,052	$224,398(e	)
Interest Obligations on Long-Term Debt(c)	31,378	—	17,930	13,448	—
Operating Leases Obligations	10,940	2,095	6,098	1,847	900
Purchase Obligations(d)	12,813	1,563	7,500	3,750	—
Total	$400,471	$4,836	$36,240	$134,097	$225,298

(a)	Total contractual obligations at December 31, 2004, as reported in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, were $384,059.
(b)	Long-term debt obligations are shown at face value.
(c)

Represents contractual interest obligations relating to our 8 1/8% senior subordinated notes due 2009 and assumes such notes remain outstanding until maturity, but excludes interest on our variable rate bank credit facility.

(d)	Represents contract tariff for telecommunication services.
(e)

The bank credit facility is subject to earlier maturity if we do not refinance our 8 1/8% senior subordinated notes due 2009 before July 2008. In addition, the bank credit facility contains excess cash flow covenants that require excess cash flows, as defined in the agreement, to be used for annual prepayments commencing in 2007.

The table below shows our total commercial commitments and the expected expiration per period:

At August 10, 2005:	Amount of Commitment Expiration Per Period (a)
	Total	2005	2006-2007	2008-2009	Thereafter
	(dollar amounts in thousands)
Other Commercial Commitments
Standby letters of credit	$2,000	$2,000	—	—	—
Total commercial commitments	$2,000	$2,000	$—	$—	$—

(a)          Total commercial commitments at December 31, 2004, as reported in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, were $208,944.

The indenture relating to our 8 1/8% senior subordinated notes due 2009 and the bank credit facility contain certain restrictions, including with respect to our ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation and amortization, or EBITDA.  The definition of EBITDA varies between the indenture and the bank credit facility.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue.  However, under the varying definitions, additional adjustments are sometimes required.

Our bank credit facility and the indenture relating to our 8 1/8% senior subordinated notes due 2009 contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Bank Credit Facility	Consolidated total debt on last day of period /consolidated EBITDA for most recent four fiscal quarters less than 5.25 to 1.0; and

Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters greater than 2.35 to 1.0

Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0

At June 30, 2005, we were in compliance with the financial covenants and tests.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

  Off-Balance Sheet Arrangements.  We had no off-balance sheet transactions or commitments as of or for the six months ended June 30, 2005.

Credit Ratings.  Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.   As of August 10, 2005, our debt instruments were rated as follows:

	Bank Credit Facility	8 1/8% Senior Subordinated Notes Due 2009	Outlook
S & P	B+	B-	Negative
Moody’s	B2	Caa1	Stable

Capital Expenditures.  We anticipate making total capital expenditures of approximately $33.8 million in all of 2005. Of such amount, we plan to expend approximately $25.0 million in customer acquisition costs and $8.8 million for fixed assets.  Assuming we have available funds, capital expenditures for 2006 are expected to be approximately $33.9 million, of which approximately $27.2 million would be used for customer acquisition costs, with the balance to be used for fixed assets. These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated will vary from these estimates during the course of the years presented.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our new bank credit facility is a variable rate debt instrument, and as of August 10, 2005, we had borrowings of $235.0 million outstanding.  A 100 basis point change in the debt benchmark rate would affect pretax income by approximately $2.35 million.  Interest rate caps purchased in the second quarter of 2005 cap LIBOR (i) for three years at 5% on a $75.0 million tranche of borrowings and (ii) for five years at 6% on a separate $75.0 million tranche.

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2005, the end of the period covered by this report, we, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures  (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management’s control objectives.  Our management, including our chief executive officer and chief financial officer, believe that, as of June 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance of achieving management’s control objectives.

During the second fiscal quarter ended June 30, 2005, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders was held June 23, 2005.  The following actions were approved at the meeting:

1.               Election of five nominees for the Board of Directors to serve for a term of one year.  Those nominated were Richard Ginsburg, Robert J. McGuire, Steven Rattner, David A. Tanner and Michael Weinstock.

Stockholders of record as of April 29, 2005 were authorized to vote on the proposed actions.  The results of the vote were as follows:

	Votes For	Abstentions or Broker and Other Non-votes
Richard Ginsburg	17,705,829	492,742
Robert J. McGuire	17,705,829	492,742
Steven Rattner	17,705,829	492,742
David A. Tanner	17,705,829	492,742
Michael Weinstock	17,705,829	492,742

No other business was conducted at the annual meeting.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1

Management Agreement, effective as of February 8, 2005, by and between Protection One, Inc. and Quadrangle Advisors LLC (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated April 18, 2005.)

10.2

Management Agreement, effective as of February 8, 2005, by and between Protection One, Inc. and Quadrangle Debt Recovery Advisors LLC (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated April 18, 2005.)

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

Date:	August 12, 2005	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President, Chief Financial Officer and duly authorized officer