Form 10-K
period 2005-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2006-03-20
CIK 916230, 916310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 1-12181-01		Commission file number: 1-12181
Protection One, Inc.		Protection One Alarm Monitoring, Inc.
(Exact name of registrant as specified in its charter)		(Exact name of registrant as specified in its charter)
Delaware	93-1063818	Delaware	93-1064579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1035 N. 3rd Street, Suite 101, Lawrence, KS	66044	1035 N. 3rd Street, Suite 101, Lawrence, KS	66044
(Address of principal executive offices)	(Zip Code)	(Address of principal executive offices)	(Zip Code)

785-856-5500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.01 per share, of Protection One, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,653,564 based on the closing sale price as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2006
Common Stock, $0.01 par value per share	18,238,787 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Information Statement for the Annual Meeting of Stockholders to be held on or before July 15, 2006 (Information Statement)	Part I, II, III and IV

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Certain factors that could cause actual results to differ include: our history of losses, which are likely to continue; principal and interest payment requirements of our indebtedness; competition, including competition from companies that are larger than we are and have greater resources than we do; losses of our customers over time and difficulty acquiring new customers; changes in technology that may make our services less attractive or obsolete; the development of new services or service innovations by our competitors; potential liability for failure to respond adequately to alarm activations; changes in management; the potential for environmental or man-made catastrophes in areas of high customer account concentration; changes in conditions affecting the economy or security alarm monitoring service providers generally; and changes in federal, state or local government or other regulations or standards affecting our operations.

See also Item 1A, “Risk Factors” for a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements.

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

As a result of Quadrangle’s increased ownership interest from the February 8, 2005 debt-for-equity exchange, we have ‘‘pushed down’’ Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. Due to the impact of the changes resulting from the push down accounting adjustments, the statement of operations data presentation separates our results into two periods:  (1) the period prior to the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the change in majority owner of the company in February 2004 and the new basis of accounting adopted in February 2005.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-K have not occurred.

ITEM 1.                BUSINESS

Overview

We are a leading national provider of security alarm monitoring services, providing installation, maintenance and electronic monitoring of alarm systems to single-family residential, commercial, multifamily and wholesale customers. We monitor signals originating from alarm systems designed to detect burglary, fire, medical, hold-up and environmental conditions, and from access control and closed-circuit-television (CCTV) systems. Most of our monitoring services and a large portion of the maintenance services we provide our customers are governed by multi-year contracts with automatic renewal provisions that provide us with recurring monthly revenue, or RMR. As of December 31, 2005, we had more than one million customers. Based on information provided by a leading industry publication, we are the third largest provider of electronic security monitoring services in the United States based on RMR.

Our business consists of two segments, Protection One Monitoring and Network Multifamily. Protection One Monitoring primarily provides residential and commercial electronic security system installation and alarm monitoring services directly to homeowners and businesses. Protection One Monitoring also provides wholesale alarm monitoring services to independent alarm companies. Network Multifamily provides electronic security system installation and alarm monitoring services to owners and managers of apartments, condominiums and other multifamily dwellings. We market our services to customers within these segments through separate internal sales and installation branch networks. Our monitoring and related services revenue for the period February 9, 2005 through December 31, 2005 and customer base compositions at December 31, 2005 were as follows:

	Percentage of Total
Market	Monitoring and Related Services Revenue	Sites
Single family and commercial	81.1%	50.9%
Wholesale	4.5	17.7
Protection One Monitoring Total	85.6%	68.6%
Network Multifamily Total	14.4	31.4
Total	100.0%	100.0%

For the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, we generated consolidated revenue of $234.5 million and $28.5 million, respectively. For the period February 9, 2005 through December 31, 2005, Protection One Monitoring accounted for 86.5% of consolidated revenues, or $202.8 million, while Network Multifamily accounted for the 13.5% of consolidated revenues, or $31.7 million. For the period January 1, 2005 through February 8, 2005, Protection One Monitoring accounting for 85.8% of consolidated revenues, or $24.5 million, while Network Multifamily accounted for 14.2% of consolidated revenues, or $4.0 million.

Financial information for the past three years for each of our business segments is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and in Item 8, Note 14 “Segment Reporting,” and is incorporated herein by reference.

Protection One Monitoring

Protection One Monitoring provides installation, maintenance and monitoring of electronic security systems to single-family residential and commercial customers (our retail customers), and alarm monitoring services to independent alarm companies (our wholesale customers). Protection One Monitoring serves approximately 516,000 retail customers with no single customer comprising more than 1% of our total consolidated revenue. Protection One Monitoring serves retail customers from 63 field locations and three centralized monitoring centers.

Currently, our new retail customers are generated organically through our internal sales force. Our reliance on an internal sales force enables us to control the sales process from inception and to manage the level of customer care afforded.

Our wholesale business serves approximately 860 independent alarm monitoring companies representing approximately 179,000 customers. Typically, we act as the sole provider of monitoring services to independent monitoring companies. For the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, our wholesale business accounted for 4.2% and 4.1%, respectively, of our consolidated revenue.

Network Multifamily

Network Multifamily provides alarm monitoring service to owners and managers of apartments, condominiums and other multifamily dwellings. We believe Network Multifamily is the leading national provider of alarm monitoring services to the multifamily sector, with approximately 318,000 units in 602 cities.

Sources of Revenue

For both Protection One Monitoring and Network Multifamily, revenue is primarily generated from providing monitoring services. For the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, revenue generated from monitoring and related services accounted for 93.6% and 92.7%, respectively, of our total revenue.

Monitoring revenue is generated based on contracts that we enter into with our residential, commercial and multifamily customers. The typical initial contract term for residential and commercial customers is three to five years, and for multifamily customers is five to ten years, with automatic renewal provisions where permitted. We generate incremental contractual recurring revenue from a majority of our residential and commercial customers by providing additional services, such as maintenance.

For the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, other revenues, derived principally from the sale of electronic security systems, contributed 6.4% and 7.3%, respectively, of our total revenue. Electronic security systems typically are provided at a loss in connection with generating new contracts for recurring monitoring services.

Recent Developments

In August 2005, we began efforts to consolidate management and other functions with our Network Multifamily subsidiary. Approximately forty positions were eliminated, including the President, Senior Vice President-Sales, Senior Vice President-Legal and Vice President-Finance. Approximately $2.3 million in severance and retention costs were accrued and approximately $2.2 million were paid in the year ended December 31, 2005. In the fourth quarter of 2005, Network Multifamily converted its billing system to Mastermind, which is the same billing system used by Protection One Alarm Monitoring, Inc. and as of January 1, 2006 Network Multifamily had also converted its general ledger, inventory management, accounts payable and payroll software to the same software currently used by Protection One Alarm Monitoring, Inc.

In December 2005, we moved our commercial monitoring operations from Portland, Maine, to Network Multifamily’s monitoring facility in Irving, Texas. Approximately twenty-four positions were eliminated related to the consolidation of the Portland monitoring center.

Industry and Competition

According to an industry publication, the market for electronic security system sales, leasing, installation, monitoring and service totaled approximately $27.0 billion in 2005. Over the past 10 years, the industry has grown at an estimated compounded annual rate of 8.5%. Factors driving this growth include heightened security awareness, demographic changes, an increase in dual income households, as well as improved capital spending dynamics for businesses.

According to the same industry publication, the industry is comprised of more than 14,000 small and mid-sized, regional participants, the vast majority of who generate annual revenue of less than $500,000. We believe our primary competitors with national scope include the following:

•       ADT Security Services, Inc., a subsidiary of Tyco International, Ltd;

•       Brinks Home Security, a subsidiary of The Brink’s Company;

•       Monitronics International, Inc.; and

•       SecurityCo, Inc., dba HSM, formerly called Honeywell Security Monitoring.

Competition in the security alarm industry is based primarily on market visibility, price, reputation for quality of services and systems, services offered and the ability to identify and to solicit prospective customers as they move into homes and businesses. We believe that we compete effectively with other national, regional and local security alarm companies.

Operations

Our operations consist principally of installing, servicing and monitoring premise intrusion and fire alarms in the United States.

Centralized Monitoring, Common Technology Platform and Customer Service

Customer Security Alarm Systems

Security alarm systems include many different types of devices installed at customers’ premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. These devices are connected to a computerized control panel that communicates through wire line and/or wireless phone lines to one of our monitoring facilities. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and can transmit that information to one of our central monitoring stations.

Customer Contracts

Our existing alarm monitoring customer contracts generally have initial terms ranging from three to ten years in duration, and, in most states, provide for automatic renewals for a fixed period (typically one year) unless we or the customer elect to cancel the contract at the end of its term. Since 2002, most new single-family residential customers have entered into contracts with an initial term of three years, and most new commercial customers have entered into contracts with an initial term of five years. Network Multifamily contracts have initial terms that range from five to ten years. Typically, customers sign alarm monitoring contracts that include a bundled monthly charge for monitoring and extended service protection, which covers the normal costs of repair of the security system. Customers may elect to sign an alarm monitoring contract providing for a reduced monthly charge that excludes extended service protection. A significant percentage of new residential and commercial customers also elect to include line security based on cellular technology in their service bundle.

Monitoring Facilities

We provide monitoring services to our customer base from three monitoring facilities. The table below provides additional detail about our monitoring facilities:

Location	Approximate Number of Customers Monitored	Primary Markets
Irving, TX	365,000	Multifamily/Commercial/ Residential
Longwood, FL	167,000	Wholesale/Residential
Wichita, KS	481,000	Residential/Commercial/ Wholesale

Our monitoring facilities operate 24 hours per day, seven days a week, including all holidays. Each monitoring facility incorporates the use of communications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator within a monitoring facility monitors a computer screen that presents information concerning the nature of the alarm signal, the customer whose alarm has been activated and the premises at which such alarm is located. Other non-emergency administrative signals are generated by low battery status, arming and disarming of the alarm monitoring system and test signals, and such signals are processed automatically by computer. Depending upon the type of service for which the customer has contracted, monitoring facility personnel respond to alarms by relaying information to local fire or police departments, notifying the customer, or taking other appropriate action, such as dispatching alarm response personnel to the customers’ premises where this service is available.

All of our primary monitoring facilities are listed by Underwriters Laboratories, Inc., or UL, as protective signaling services stations. UL specifications for monitoring facilities include building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL listed facilities. In addition, such listing is required by certain commercial customers’ insurance companies as a condition to insurance coverage.

Backup Facility

Our backup facility is in Wichita, Kansas and is a highly secure concrete building. This fully operable resource has the ability to backup all mission critical operations normally performed at our primary retail monitoring center. The structure is equipped with diverse voice and data telecommunication paths, backup power that includes standby uninterruptible power supplies, access control, video surveillance and data vaults. In addition, we have deployed hot redundancy for our entire complement of equipment essential in the remote monitoring of the retail security systems we offer. Furthermore, we have replicated the computer systems that are used to maintain our mission critical applications. This facility was purchased with the ability to be expanded for future internal growth and is actively used for other business-related operations.

Wholesale Monitoring

Through our Longwood and Wichita monitoring facilities, we provide wholesale monitoring services to independent alarm companies. Under the typical arrangement, alarm companies subcontract monitoring services to us, primarily because they cannot cost-effectively provide their own monitoring service. We may also provide billing and other services. These independent alarm companies retain ownership of monitoring contracts and are responsible for every other aspect of the relationship with customers, including field repair service.

Customer Care Services

Customer care personnel answer non-emergency telephone calls typically regarding service, billing and alarm activation issues. Most business hours customer care functions for our Protection One Monitoring retail customers are handled by our branches. During business hours, monitoring facility personnel receive inbound customer calls forwarded from branches when the latter are unable to answer within a specified number of rings. After-hours, all customer calls are forwarded to our monitoring facilities.

Customer care personnel in our Protection One Monitoring retail branches and in our monitoring facilities’ help desks assist customers in understanding and resolving minor service and operating issues related to security systems. Branch personnel schedule technician appointments. We also operate a dedicated telesales center in Wichita to address questions that retail customers or potential customers have about our services, as well as to perform outbound sales and marketing activities.

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

Branch Operations

We maintain approximately 63 field locations in the United States from which we provide some or all of the following services:  field repair, customer care, alarm response and sales services. Our nationwide network of branches operates in some of the largest cities in the United States and plays a critical role in enhancing customer satisfaction, reducing customer loss and building brand awareness. Repair services generate revenues primarily through billable field service calls and recurring payments under our extended service protection program. By focusing growth in targeted areas, we hope to increase the density of our customer base, which will permit more effective scheduling and routing of field service technicians and will create economies of scale.

Sales and Marketing

Our current customer acquisition strategy for our Protection One Monitoring retail segment relies primarily on internally generated sales. Our internal sales program for our Protection One Monitoring segment was started in February 2000 on a commission-only basis with a goal of creating accounts at a cost lower than our external programs. This program utilizes our existing branch infrastructure. The internal sales program for our Protection One Monitoring segment generated 53,974 accounts, 52,584 accounts and 50,731 accounts in 2005, 2004 and 2003, respectively. We operate a dedicated telesales center from which we respond to questions that customers or potential customers have about our services, support a marketing alliance with BellSouth Corporation (“BellSouth”) and provide quality control follow-up calls to customers for whom we recently provided installation or maintenance services.

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in the nine-state BellSouth region. Under this agreement, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region. BellSouth provides us with information about new owners of single-family residences and businesses in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the information to create leads for our sales force. We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges. Approximately one-fourth of our new accounts created in 2005 and one-fifth of our new accounts created in 2004 and 2003 were produced from this arrangement. The marketing alliance agreement may be terminated by either party upon 180 days’ notice or earlier upon occurrence of certain events.

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

Attrition

See Item 7,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Attrition,” which is incorporated herein by reference, for more information regarding attrition calculations, the impact of attrition on our operating results and customer attrition by business segment.

Intellectual Property

We own trademarks related to the name and logo for Protection One and Network Multifamily Security as well as a variety of trade and service marks related to individual services we provide. While we believe our trademarks and service marks and proprietary information are important to our business, we do not believe our inability to use any one of them, other than the trademarks we own in our name and logo, would have a material adverse effect on our business as a whole.

Regulatory Matters

A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. See Item 1A, “Risk Factors,” for additional information. Such measures include:

•       requiring permits for individual alarm systems and the revocation of such permits following a specified number of false alarms;

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

Our alarm monitoring business utilizes wire line and wireless telephone lines, radio frequencies, and broadband data circuits to transmit alarm signals. The cost of telephone lines and the type of equipment which may be used in telephone line transmission are currently regulated by both federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of radio frequencies.

Risk Management

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses. Substantially all of our alarm monitoring agreements, and other agreements, pursuant to which we sell our products and services contain provisions limiting liability to customers in an attempt to reduce this risk.

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

Employees

At December 31, 2005, we had approximately 2,400 full and part time employees. Our workforce is not unionized.

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

ITEM 1A:       RISK FACTORS

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

Quadrangle owns approximately 97.1% of our outstanding common stock as of March 10, 2006. Pursuant to a stockholder agreement with Quadrangle and subject to Quadrangle maintaining a certain threshold of ownership in us, Quadrangle will be able to direct the election of three of our directors and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, appointment of our officers, our acquisition or disposition of material assets and our incurrence of indebtedness. Similarly, Quadrangle will continue to have the power to determine matters submitted to a vote of our stockholders without the consent of other stockholders and to take other actions that might be favorable to Quadrangle, whether or not these actions would be favorable to us or to our stockholders in general.

We have a history of losses, which are likely to continue.

We incurred net losses of $17.7 million in the period February 9, 2005 through December 31, 2005, $11.4 million in the period January 1, 2005 through February 8, 2005, $323.9 million in 2004 and $34.4 million in 2003. These losses reflect the following, among other factors:

•       our customer base and revenues have declined every year since 1999;

•       substantial charges incurred by us for amortization of customer accounts;

•       a write down of remaining deferred tax assets in 2004;

•       change in control and debt restructuring costs in 2004 and for the period January 1, 2005 through February 8, 2005;

•       interest incurred on indebtedness;

•       expansion of our internal sales and installation efforts; and

•       other charges required to manage operations.

We will continue to incur a substantial amount of interest expense and amortization of customer accounts and we do not expect to attain profitability in the near future.

Our substantial indebtedness could adversely affect our financial condition.

We have, and will continue to have, a significant amount of indebtedness. As of March 10, 2006, the face value of our total indebtedness, including capital leases, was approximately $345.2 million. Our level of indebtedness could have important consequences. For example, it could:

•       limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•       limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•       make us more vulnerable to a downturn in our business or in the economy or to an increase in interest rates;

•       place us at a disadvantage to some of our competitors, who may be less highly leveraged than us; and

•       require a substantial portion of our cash flow from operations to be used for debt payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.

One or a combination of these factors could adversely affect our financial condition. Subject to restrictions in the indenture governing our notes and our senior secured credit facility, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness.

Our business was impacted by Hurricane Katrina and we have incurred and may continue to incur customer losses related to property damage caused by Hurricane Katrina.

We have lost customers due to property damage caused by Hurricane Katrina in August 2005. In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. We are currently attempting to contact each of these customers to determine if our services will be needed in the future. As of December 31, 2005, Protection One Monitoring estimated the loss of 3,117 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 1,556 customer accounts. Estimated RMR losses related to these accounts were less than 1% of our total RMR. Our efforts to contact our customers affected by Hurricane Katrina may not be successful and we may not be able to recapture accounts lost due to the hurricane.

Restrictive covenants restrict our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

Our senior credit facility and the indenture governing our notes contain covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The senior credit facility and the indenture governing our notes restrict, among other things, our ability to:

•       incur additional indebtedness or enter into sale and leaseback transactions;

•       pay dividends or make distributions on our capital stock or certain other restricted payments or investments;

•       purchase or redeem stock;

•       issue stock of our subsidiaries;

•       make investments and extend credit;

•       engage in transactions with affiliates;

•       transfer and sell assets;

•       effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•       create liens on our assets to secure debt.

In addition, our senior credit facility requires us to meet certain financial ratios and to repay outstanding borrowings with portions of the proceeds we receive from certain sales of property or assets and specified future debt offerings. Our financial results may be affected by unforeseen adverse events, and we may not be able to meet the financial ratios.

Any breach of the covenants in our senior secured credit facility or the indenture governing our notes could cause a default under such instruments. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our senior credit facility, the lenders under our senior credit facility could institute foreclosure proceedings against the assets securing borrowings under the senior credit facility.

We face increasing competition and pricing pressure from other companies in our industry and if we are unable to compete effectively with these companies, our sales and profitability could be adversely affected.

We compete with a number of major domestic security monitoring services companies, as well as a large number of smaller, regional competitors. Due to this fierce competition, we have experienced high rates of customer attrition and have been subjected to continual and significant pricing pressures. Some of our competitors, either alone or in conjunction with their respective parent corporate groups, are larger than we are and have greater financial resources, sales, marketing or operational capabilities or brand recognition than we do. In addition, the innovative nature of our markets may attract new entrants to the field. We may not be able to compete successfully with the services of other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results.

The competitive market for the acquisition and creation of accounts may affect our future profitability.

Prior to 2000, we grew very rapidly by acquiring portfolios of alarm monitoring accounts through acquisitions and dealer purchases. Our current strategy is to reduce the cost of acquiring new accounts by utilizing other customer account acquisition channels such as our internal sales force augmented by traditional marketing support. The security alarm monitoring industry is highly competitive and highly fragmented. We compete with several companies that have account acquisition and loan programs for independent dealers and some of those competitors are larger than we are and have more capital than we do. Increased competition from other alarm monitoring companies could require us to reduce our prices for installations, decrease the monitoring fees we charge our customers and take other measures that could reduce our margins. These decreases and other measures could have a material adverse effect on us.

Loss of customer accounts could materially adversely affect our operations.

We experience the loss of accounts as a result of, among other factors:

•       relocation of customers;

•       customers’ inability or unwillingness to pay our charges;

•       adverse financial and economic conditions;

•       the customers’ perceptions of value; and

•       competition from other alarm service companies.

We may experience the loss of newly acquired or created accounts to the extent we do not integrate or adequately service those accounts. Because some acquired accounts are prepaid on an annual, semiannual or quarterly basis, customer loss may not become evident for some time after an acquisition is consummated. During 2005, we experienced a net loss of 17,316 customers, or a 1.7% decrease in our customer base from January 1, 2005. While our attrition rate is decreasing, we continue to lose customers at a rate faster than our rate of adding customers. The net loss of customers was the primary cause of our decline in monitoring and related service revenues of $1.6 million in 2005 and $8.8 million in 2004. We expect losses to exceed additions until the efforts we are making to acquire new accounts and further reduce our rate of attrition become more successful than they have been to date. Net losses of customer accounts materially and adversely affect our business, financial condition and results of operations.

Our customer acquisition strategies may not be successful, which would adversely affect our business.

The customer account acquisition strategy we are now employing relies primarily on our internal sales force and forming marketing alliances. We have changed our acquisition strategy several times over the past few years attempting to decrease the cost of adding customers and to decrease the rate of attrition from new accounts. While our present strategy resulted in some improvement in 2005 and 2004, this strategy may not be successful in the future. If the strategy is not successful, our customer base could continue to decline. If successful, the selling costs related to this strategy will increase our expenses and uses of cash. Failure to replace customers lost through attrition or increased cash needs to replace those customers could have a material adverse effect on our business, financial condition, results of operations and ability to service debt obligations.

We rely on a marketing alliance for the generation of many new accounts.

We have established a marketing relationship to offer monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in the southeastern United States. Approximately 25% of our new accounts created in 2005 and 20% of our new accounts created in each of 2004 and 2003 were produced from this arrangement. Termination of this arrangement could have a short term material adverse effect on our ability to generate new customers in this territory.

Increased adoption of “false alarm” ordinances by local governments may adversely affect our business.

An increasing number of local governmental authorities have adopted, or are considering the adoption of laws, regulations or policies aimed at reducing the perceived costs to municipalities of responding to false alarm signals. Such measures could include:

•       requiring permits for the installation and operation of individual alarm systems and the revocation of such permits following a specified number of false alarms;

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

Enactment of these measures could adversely affect our future business and operations. In addition, concern over false alarms in communities adopting these ordinances could cause a decrease in the timeliness of police response to alarm activations and thereby decrease the propensity of consumers to purchase or maintain alarm monitoring services.

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

Several states have adopted, or are considering the adoption of statutes, consumer protection policies or legal precedents which purport to void the automatic renewal provisions of our customer contracts, or otherwise restrict the charges we can impose upon contract cancellation. Such initiatives could compel us to increase the length of the initial term of our contracts, and increase our charges during the initial term, and consequently lead to less demand for our services and increase our attrition. Adverse judicial determinations regarding these matters could cause us to incur legal exposure to customers against whom such charges have been imposed, and the risk that certain of our customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on us.

Declines in rents, occupancy rates and new construction of multifamily dwellings may affect our sales in this marketplace.

Demand for alarm monitoring services in the Network Multifamily segment is tied to the general health of the multifamily housing industry. This industry is dependent upon prevailing rent levels and occupancy rates as well as the demand for construction of new properties. The real estate market in general is cyclical, however, and, in the event of a decline in the market factors described above, it is likely that demand for our alarm monitoring services to multifamily dwellings would also decline, which could negatively impact our results of operations.

We could face liability for our failure to respond adequately to alarm activations.

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. In an attempt to reduce this risk, our alarm monitoring agreements and other agreements pursuant to which we sell our products and services contain provisions limiting our liability to customers and third parties. However, in the event of litigation with respect to such matters, these limitations may not be enforced. In addition, the costs of such litigation could have an adverse effect on us.

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

The loss of our Underwriters Laboratories listing could negatively impact our competitive position.

All of our alarm monitoring centers are Underwriters Laboratories (“UL”) listed. To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptible power supplies, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their regulations. Non-compliance could result in a suspension of our UL listing. The loss of our UL listing could negatively impact our competitive position.

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

We rely on technology that may become obsolete, which could require significant capital expenditures.

Our monitoring services depend upon the technology (hardware and software) of security alarm systems. We may be required to upgrade or implement new technology, which could require significant capital expenditures. We may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business.

Most of our customers’ alarm systems communicate with our monitoring center via Public Switched Telephone Network lines, or PSTN lines, provided by an incumbent local exchange carrier, which are losing market share to wireless and Internet-based means of communication.

The number of PSTN lines provided by incumbent local exchange carriers decreased at about a 6% annual rate in 2005 and is projected to continue decreasing. While we offer alarm systems that can communicate signals to our central stations using various wireless and/or Internet-based communication technologies, such solutions are presently more expensive than traditional PSTN-based alarm communicators. Higher costs might reduce the market for new customers of alarm monitoring services, and the trend away from PSTN lines to alternatives may mean more existing customers will cancel service with us. In addition, such shifts to newer communications technologies may increase our costs for personnel training.

We are dependent upon our experienced senior management, who would be difficult to replace.

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

Almost one-third of our recurring monthly revenue is derived from customers located in California and Florida. A major earthquake, hurricane or some other environmental disaster in an area of high account concentration for us could disrupt our ability to serve those customers or render those customers uninterested in continuing to retain us to provide alarm monitoring services.

We have incurred and will continue to incur increased costs as a result of recently enacted securities laws and regulations relating to corporate governance matters and public disclosure.

The Sarbanes-Oxley Act of 2002 and the SEC rules implementing that Act have required changes in some of our corporate governance practices and may require further changes. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more difficult, time-consuming or costly. These new rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors and qualified members of our management team.

We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, however, our estimate of the amount or timing of additional costs that we may incur to respond by these deadlines may not be accurate. Furthermore, we may not be able to fully comply with the provisions of Section 404 of the Act regarding management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the auditor’s attestation to and report on both management’s assessment and the effectiveness of the Company’s internal control over financial reporting.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments as of March 10, 2006.

ITEM 2.                PROPERTIES

We maintain our executive offices at 1035 N. 3rd Street, Suite 101, Lawrence, Kansas 66044. We operate primarily from the following facilities, although we also lease office space for our approximately 63 field locations.

Location	Approximate Size (sq. ft.)	Lease/Own	Principal Purpose
Irving, TX	53,750	Lease	Multifamily monitoring facility/corporate legal center
Longwood, FL	20,000	Lease	Monitoring facility/administrative functions
Lawrence, KS	15,000	Lease	Financial/administrative headquarters
Wichita, KS	50,000	Own	Monitoring facility/administrative functions
Wichita, KS	122,000	Own	Backup monitoring center/administrative functions

ITEM 3.                LEGAL PROCEEDINGS

Information on our legal proceedings is set forth in Item 8, Note 13 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to Protection One’s stockholders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock was listed on the New York Stock Exchange under the symbol “POI” until the fourth quarter of 2003. Because our stock was trading below $1.00 (on a pre-reverse stock split basis), we did not meet listing requirements of the New York Stock Exchange. Since December 4, 2003, our stock has traded on the OTC Bulletin Board.  The table below sets forth for each of the calendar quarters indicated the high and low sales prices per share of our common stock, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On February 8, 2005 we effectuated a one-share-for-fifty shares reverse stock split. On February 9, 2005, our common stock symbol changed from “POIX” to “PONN.”

	High(a)	Low(a)
2004:
First Quarter	$36.00	$13.00
Second Quarter	25.00	9.00
Third Quarter	15.00	6.00
Fourth Quarter	18.50	8.00
2005:
First Quarter	$28.50	$13.50
Second Quarter	28.75	18.05
Third Quarter	18.10	13.85
Fourth Quarter	17.95	15.80

(a)           Stock prices presented give effect to the one-share-for-fifty shares reverse stock split on February 8, 2005.

Dividend Information

Holders of Protection One common stock are entitled to receive only dividends declared by the board of directors from funds legally available for dividends to stockholders. We did not declare or pay any dividends for the years ending December 31, 2005 or 2004.

The indentures governing the 8.125% senior subordinated notes due in 2009 and the bank credit facility restrict Protection One Alarm Monitoring’s ability to pay dividends or to make other distributions to its corporate parent. Consequently, these agreements restrict our ability to declare or pay any dividend on, or make any other distribution in respect of, our capital stock unless we satisfy the financial and other tests set forth in such agreements.

Number of Stockholders

As of March 10, 2006, there were approximately 852 stockholders of record who held shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by the item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is set forth under that heading in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

ITEM 6.                SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes to the financial statements of Protection One, which can be found in Item 8. Due to the impact of the changes resulting from the push down accounting adjustments described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Activities—New Basis of Accounting” below, the statement of operations data presentation separates our results into two periods:  (1) the period prior to the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. Similarly, the current and prior period amounts presented under consolidated balance sheet data and other operating data are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented. All amounts are in thousands, except per share and customer data, unless otherwise noted.

	SELECTED CONSOLIDATED FINANCIAL DATA
	February 9 through December 31, 2005(a)	January 1 through February 8, 2005(b)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(dollar amounts in thousands)
Statements of operations data
Revenues	$234,481	$28,543	$269,259	$277,085	$290,580	$332,846
Cost of revenues	81,059	10,714	101,579	102,205	113,158	119,074
Selling, general and administrative expenses	86,014	12,093	104,872	109,261	112,984	126,012
Change in control, restructuring and corporate consolidation costs	2,339	5,939	24,382	—	—	—
Amortization of intangibles and depreciation expense	45,889	6,638	78,455	80,252	82,440	195,773
Other charges:
Loss on impairment of customer accounts(d)	—	—	—	—	338,104	—
Loss on impairment of goodwill(d)	—	—	—	—	103,937	—
Operating income (loss)	19,180	(6,841)	(40,029)	(14,633)	(460,043)	(108,013)
Interest expense	(30,634)	(4,544)	(44,398)	(40,101)	(43,023)	(51,737)
Gain (loss) on retirement of debt	(6,657)	—	(47)	—	19,337	53,043
Other income	688	15	147	2,829	602	125
Loss from continuing operations before income taxes	(17,423)	(11,370)	(84,327)	(51,905)	(483,127)	(106,582)
Income tax benefit (expense)(e)	(312)	(35)	(239,579)	17,494	148,852	21,572
Loss from continuing operations before accounting change	(17,735)	(11,405)	(323,906)	(34,411)	(334,275)	(85,010)
Loss from discontinued operations, net of taxes	—	—	—	—	(2,967)	(1,038)
Cumulative effect of accounting change, net of taxes
Continuing operations(d)	—	—	—	—	(541,330)	—
Discontinued operations(d)	—	—	—	—	(2,283)	—
Net loss	$(17,735)	$(11,405)	$(323,906)	$(34,411)	$(880,855)	$(86,048)
Net loss per share of common stock(c)	$(0.97)	$(5.80)	$(164.78)	$(17.53)	$(449.09)	$(40.80)
Weighted average number of shares of common stock outstanding(c)	18,198,571	1,965,654	1,965,654	1,962,587	1,961,424	2,109,172

Consolidated balance sheet data
Working capital deficit	$(5,067)	$(373,052)	$(372,560)	$(148,957)	$(12,071)	$(2,834)
Customer accounts, net(a)	232,875	170,717	176,155	244,744	312,785	719,679
Goodwill, net(a)	12,160	41,847	41,847	41,847	41,847	763,449
Total assets(a)	434,155	457,008	461,044	809,022	837,572	1,748,938
Long term debt, including capital leases, net of current portion	321,293	110,340	110,340	331,874	547,798	584,115
Total stockholders’ equity (deficiency in assets)	5,920	(183,666)	(177,609)	146,174	168,147	1,061,776
Other operating data
Number of customers at end of period	1,012,797	1,029,211	1,030,113	1,048,320	1,073,698	1,133,323
Cash flows provided by operations	40,413	3,710	61,814	59,035	43,391	36,811
Cash flows used in investment activities	(24,151)	(2,473)	(30,369)	(27,471)	(20,943)	(7,724)
Cash flows provided by (used in) financing activities	(50,134)	—	(14,120)	1,865	(24,950)	(27,879)

(a)              See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Activities—New Basis of Accounting” for a discussion on push down accounting in 2005 and the adjusted basis of certain assets and liabilities.

(b)             Consolidated balance sheet data and number of customers are as of January 31, 2005.

(c)              Loss per share and weighted average number of shares presented give retroactive effect to the one-share-for-fifty shares reverse stock split on February 8, 2005.

(d)             Impairment charges and the cumulative effect of an accounting change are the result of our January 1, 2002 implementation of SFAS Nos. 142, “Accounting for Goodwill and Other Intangible Assets” and 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

(e)              See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Income Taxes” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Matters” for discussion of the 2004 income tax expense related to establishment of a valuation allowance for deferred tax assets.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In this section we explain our general financial condition and operating results, including:

•       what factors affect our business;

•       what our earnings and costs were in 2005, 2004 and 2003;

•       why these earnings and costs differ from year to year;

•       how our earnings and costs affect our overall financial condition;

•       what we expect our capital expenditures to be for the years 2006 through 2007;

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

As you read this section, please refer to our Consolidated Statements of Operations and Comprehensive Loss and accompanying notes found in Item 8. These statements show our operating results for the period February 9, 2005 through December 31, 2005, January 1, 2005 through February 8, 2005, and the years ended December 31, 2004 and 2003. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Operations and Comprehensive Loss. We also suggest you read Item 1A, “Risk Factors” which will help your understanding of our financial condition, liquidity and operations.

Overview

We are a leading national provider of security alarm monitoring services, providing installation, maintenance and electronic monitoring of alarm systems to single-family residential, commercial, multifamily and wholesale customers. We monitor signals originating from alarm systems designed to detect burglary, fire, medical, hold-up and environmental conditions, and from access control and CCTV systems. Most of our monitoring services and a large portion of our maintenance services are governed by multi-year contracts with our customers. These contracts are typically three to five years in duration for our Protection One Monitoring segment and five to ten years for our Network Multifamily segment, have automatic annual renewal provisions where permitted and provide us with RMR.

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

Business Strategy

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

Significant Activities

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

Due to the impact of the changes resulting from the push down accounting adjustments described above, the income statement presentation separates our results into two periods:  (1) the period prior to the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. Similarly, the current and prior period amounts reported on the balance sheet and statement of cash flows are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented.

Restructuring

We have improved our capital structure through the debt-for-equity exchange with Quadrangle and by refinancing approximately $242.3 million of debt due in 2005 with the bank credit agreement due 2011 (see “Refinancing” discussion below). In connection with the restructuring, we retired an aggregate of approximately of $152.9 million which was outstanding on December 31, 2004.

Stockholders Agreement and Composition of Our Board of Directors.   In connection with the restructuring, we also entered into a stockholders agreement with Quadrangle. The stockholders agreement contains certain agreements with respect to our corporate governance following the restructuring, including, but not limited to, the composition of our board of directors. The parties to the stockholders agreement are generally required to use their reasonable best efforts to cause our board of directors to consist of five members.

In the event POI Acquisition, L.L.C. or its permitted transferees owns less than 25% of our common shares issued and outstanding as of the restructuring, POI Acquisition, L.L.C. shall have the right to designate one director instead of two. In the event either POI Acquisition, L.L.C. or Quadrangle Master Funding Ltd owns less than 10% of our common shares issued and outstanding as of the restructuring, such entity will lose the ability to designate a member to our board of directors. If and for so long as POI Acquisition, L.L.C. owns at least 40% of the outstanding shares of our common stock, it shall have the right to elect to increase the size of the board by one director, which it shall be entitled to designate.

In accordance with the stockholders agreement, we amended our bylaws following the restructuring to prevent us from voluntarily filing for bankruptcy, merging or consolidating with another entity until February 8, 2007 or from selling all or substantially all of our assets without the written consent of Quadrangle Master Funding Ltd. The stockholders agreement also includes voting agreements, certain restrictions on the transfer of the our common stock, drag-along rights in favor of POI Acquisition, L.L.C. and tag-along rights in favor of Quadrangle Master Funding Ltd, all upon customary terms and subject to certain customary exceptions (including exceptions for certain transfers among affiliates). In addition, the stockholders agreement provides the Quadrangle parties with the right to participate on a proportional basis in any future equity issuance by us, except for issuances pursuant to registered public offerings, business combination transactions or officer, employee, director or consultant arrangements.

Registration Rights Agreement.   As a condition to the consummation of the debt-for-equity exchange, we entered into a registration rights agreement with POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd. The registration rights agreement provides, among other things, that we will register, upon notice, shares of our common stock owned by such parties. Under the registration rights agreement, POI Acquisition, L.L.C. is permitted up to four demand registrations and Quadrangle Master Funding Ltd is permitted up to two demand registrations, subject to certain conditions described in the agreement. POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd also received piggyback registration rights whereby they shall have the opportunity to register their securities pursuant to any registration statement we may file in the future, subject to certain conditions. We are also obligated to pay certain of their expenses pursuant to the registration of their securities under the registration rights agreement.

Repurchase of Outstanding 13.625% Senior Subordinated Discount Notes.   In connection with the restructuring and as required by the indenture governing our outstanding 13.625% senior subordinated discount notes, we also initiated a change of control repurchase offer at 101% for our approximately $29.9 million of outstanding 13.625% senior subordinated discount notes. We completed the repurchase of all of these notes on March 11, 2005.

Management Incentive Plan; Retention Bonuses.

As a condition to the completion of the debt-for-equity exchange, we implemented a management incentive plan that included an equity investment opportunity and stock appreciation rights (SARs) for our senior executive officers and a new stock option plan.

Equity Investment.   As part of the management incentive plan implemented in connection with the restructuring, certain members of management invested an aggregate of $1.75 million and received an aggregate of 233,334 shares of common stock on a post-reverse stock split basis. Messrs. Ginsburg, Nevin, Pefanis, Williams and Griffin invested $600,000, $500,000, $250,000, $225,000 and $50,000, respectively, and received 80,000, 66,667, 33,333, 30,000 and 6,667 shares of our common stock, respectively. The shares were purchased pursuant to a management shareholders’ agreement entered into among the Company, Quadrangle and the management stockholder. The agreement contains tag-along, drag-along, piggyback registration rights, transfer restrictions and other provisions.

Stock Appreciation Rights Plan.   Pursuant to the management incentive plan, Messrs. Ginsburg, Nevin, Pefanis, and Williams received an aggregate of approximately 798,473, 532,981, 465,111 and 199,618  SARs, respectively, on a post-reverse stock split basis. The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means Quadrangle’s sale of at least 60% of its equity interest in us, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011. The exercise price of the SARs is $4.50 and increases by 9% per annum, which we refer to as the fixed return, compounded annually, beginning on February 8, 2006. If Quadrangle sells less than 60% of its equity interest in us, the exercise price applicable to an equivalent percentage of management’s SARs would be based on the fixed return through the date of such sale. Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder of a SAR to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder’s right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that the Company may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date. Because payment under the plan will only be made in the event of a qualified sale as defined in the SAR plan, no amounts have been accrued as of December 31, 2005.

2004 Stock Option Plan.   The 2004 Stock Option Plan became effective upon the consummation of the debt-for-equity exchange on February 8, 2005. Under the 2004 Stock Option Plan, certain executive officers and selected management employees were granted options, which are subject to vesting, exercise and delivery restriction described below, to purchase an aggregate of 1,782,947 shares of common stock, on a post-reverse stock split basis, including 621,035, 388,147, 388,147, 199,618 and 10,000 options that were granted to Messrs. Ginsburg, Nevin, Pefanis, Williams and Griffin, respectively.  The options initially granted under the plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale. Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of certain permissible distribution events (as defined in the SAR Plan) and (2) February 8, 2011, provided that if an option holder’s right to receive stock is converted pursuant to the plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

Retention Bonus Program.   Pursuant to the terms of their new employment agreements, Messrs. Ginsburg, Nevin, Pefanis, Williams, and Griffin were each entitled to receive two retention bonuses. We accrued $1.9 million as general and administrative expense in 2004 and an additional $0.2 million of expense in January 2005 for these retention bonuses. The first retention bonus was paid on January 5, 2005, and the second was paid in February 2005 upon the completion of the debt-for-equity exchange. Each retention bonus payment was equal to a specified percentage of each executive officer’s annual base salary at the following rates:  Richard Ginsburg—75.0%, Darius G. Nevin—72.5%, Peter J. Pefanis—67.5%, Steve V. Williams—67.5%, and J. Eric Griffin-50.0%.

Refinancing

On April 18, 2005, we entered into a new credit agreement enabling us to complete a redemption of our 7.375% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and repay the Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding). The 7.375% senior notes due 2005 and the Quadrangle credit facility each had a maturity date of August 15, 2005. We recorded a loss in the second quarter of 2005 of approximately $6.1 million associated with this redemption and repayment.

The bank credit agreement provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity if we do not refinance our 8.125% senior subordinated notes due 2009 before July 2008. The new revolving credit facility is undrawn as of  March 10, 2006. We intend to use any other proceeds from borrowings under the revolving credit facility, from time to time, for working capital and general corporate purposes. Letters of credit are also available to us under the bank credit agreement.

Corporate Consolidation

In 2005, we consolidated management and other support functions of our Network Multifamily subsidiary with our Protection One Monitoring segment.  Approximately forty positions were eliminated, including the President, Senior Vice President-Sales, Senior Vice President-Legal and Vice President-Finance.  We accrued approximately $2.3 million for severance and retention expense related to this consolidation and paid approximately $2.2 million of this amount as of December 31, 2005. Additional expense of approximately $20.0 thousand was incurred in January 2006 and the remaining accrued amounts were paid at that time. For more information regarding this consolidation, see our Current Report on Form 8-K filed on September 7, 2005.

In addition, Network Multifamily has completed a conversion of its billing system to Mastermind, which is the billing system used by Protection One Alarm Monitoring, Inc. and its general ledger, inventory management, accounts payable and payroll software to Lawson, which is the same software currently used by Protection One Alarm Monitoring, Inc.

In December 2005, we moved our commercial monitoring operations from Portland, Maine, to Network Multifamily’s monitoring facility in Irving, Texas. Approximately twenty-four positions were eliminated related to the consolidation of the Portland monitoring center.

Other Significant Activities

Net Loss

We incurred a net loss of $17.7 million for the period February 9, 2005 through December 31, 2005 and $11.4 million for the period January 1, 2005 through February 8, 2005. The net loss in the period February 9, 2005 through December 31, 2005 includes $2.3 million in severance and other costs related to our efforts to consolidate operations with our Network Multifamily subsidiary. The net loss in the period

January 1, 2005 through February 8, 2005 includes $5.9 million in charges related to our debt restructuring. The remaining net loss in both periods reflects a decline in revenue, substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness.

Industry Metrics

Recurring Monthly Revenue

At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of RMR may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.

We had approximately $19.9 million of RMR as of December 31 for each of the years 2005 and 2004 and $20.1 million of RMR as of December 31, 2003. The slowing rate of RMR decrease is a result of a reduction in the rate of decline of our customer base. Our customer base reflected a net loss of 17,316 customers during 2005 compared to a net loss of 18,207 customers during 2004 and a net loss of 25,378 customers during 2003. We expect we will continue to lose more accounts than we add until the efforts we are making to acquire new accounts and to reduce our rate of attrition become more successful than they have been to date. Net losses of customer accounts materially and adversely affect our business, financial condition and results of operations.

We believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. Management monitors RMR, among other things, to evaluate our ongoing performance. The table below reconciles our RMR to revenues reflected on our consolidated statements of operations.

	February 9 - December 31	Year Ended December 31,
	2005	2004	2003
	(dollar amounts in millions)
RMR at December 31	$19.9	$19.9	$20.1
Amounts excluded from RMR:
Amortization of deferred revenue	0.5	0.8	0.6
Other revenues(a)	1.9	1.7	2.1
Revenues (GAAP basis):
December	22.3	22.4	22.8
February 9 - November 30, 2005	212.2	—	—
January - November	—	246.9	254.3
Total period revenue	$234.5	$269.3	$277.1

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

The following table identifies RMR by segment and in total for the years indicated.

	Year Ended December 31
	2005			2004			2003
	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)
Beginning RMR balance(a)	$17,112	$2,795	$19,907	$17,255	$2,834	$20,089	$18,239	$2,798	$21,037
RMR retail additions	1,907	91	1,998	1,729	160	1,889	1,638	225	1,863
RMR retail losses, excluding Hurricane Katrina	(2,085)	(187)	(2,272)	(2,146)	(213)	(2,359)	(2,624)	(185)	(2,809)
RMR retail losses from Hurricane Katrina(b)	(72)	(15)	(87)	—	—	—	—	—	—
Price changes and other	270	40	310	222	14	236	(42)	(4)	(46)
Net change in wholesale RMR, excluding losses from Hurricane Katrina	19	—	19	52	—	52	44	—	44
RMR wholesale losses from Hurricane Katrina(b)	(2)	—	(2)	—	—	—	—	—	—
Ending RMR balance	$17,149	$2,724	$19,873	$17,112	$2,795	$19,907	$17,255	$2,834	$20,089

(a)     Beginning RMR balance includes $903, $850 and $806 wholesale customer RMR for 2005, 2004 and 2003, respectively, in both the Protection One Monitoring segment and in total. Our Network Multifamily segment RMR does not contain wholesale customers.

(b)    In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. We are currently attempting to contact each of these customers to determine if our services will be needed in the future. As of December 31, 2005, Protection One Monitoring has estimated the loss of 3,117 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 1,556 customer accounts. Estimated RMR losses related to these accounts were less than 1% of our total RMR.

The table below reconciles our recurring monthly revenue by segment to revenues reflected in our segment results of operations.

February 9 - December 31,			Year Ended December 31,
2005			2004			2003
Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
(dollar amounts in millions)

RMR at December 31	$17.2	$2.7	$19.9	$17.1	$2.8	$19.9	$17.3	$2.8	$20.1
Amounts excluded from RMR:
Amortization of deferred revenue	0.5	0.0	0.5	0.6	0.2	0.8	0.5	0.1	0.6
Other revenues(a)	1.6	0.3	1.9	1.6	0.1	1.7	1.8	0.3	2.1
Revenues (GAAP basis):
December	19.3	3.0	22.3	19.3	3.1	22.4	19.6	3.2	22.8
February 9 - November 30, 2005	183.5	28.7	212.2	—	—	—	—	—	—
January - November	—	—	—	212.2	34.7	246.9	219.4	34.9	254.3
Total period revenue	$202.8	$31.7	$234.5	$231.5	$37.8	$269.3	$239.0	$38.1	$277.1

(a)              Revenues that are not pursuant to monthly contractual billings.

Monitoring and Related Services Margin

In each of the last three years, monitoring and related service revenues comprised over 91% of our total revenues. As a result of our declining customer base, these revenues have been decreasing. The rate of revenue decline has slowed, however, while the gross margin as a percentage of revenues has remained relatively constant. The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods.

	2005		Year Ended December 31,
	February 9 - December 31	January 1 - February 8	2004	2003
	(dollar amounts in thousands)
Monitoring and related services revenues	$219,475	$26,455	$247,498	$256,266
Cost of monitoring and related services revenues	62,243	7,400	69,598	73,205
Gross margin	$157,232	$19,055	$177,900	$183,061
Gross margin %	71.6%	72.0%	71.9%	71.4%

Attrition

Customer attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base. We do not reduce the gross accounts lost during a period by “move in” accounts, which are accounts where a new customer moves into a home installed with our security system.

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

As defined above, customer attrition by business segment for the years ended December 31, 2005, 2004 and 2003 is summarized below:

	Customer Account Attrition
	December 31, 2005			December 31, 2005, Excluding Hurricane Katrina(a)			December 31, 2004		December 31, 2003
	Annualized Fourth Quarter	Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
Protection One Monitoring(a)	6.2%	8.3%		7.1%	7.8%		7.8%	8.5%	10.3%	10.5%
Protection One Monitoring, excluding wholesale(a)	12.3%	13.3%		12.8%	12.8%		12.3%	12.9%	14.6%	14.5%
Network Multifamily	3.3%	6.4	%(b)	4.5%	5.9	%(b)	7.1%	6.4%	6.5%	5.8%
Total Company(a)	5.3%	7.7%		6.3%	7.2%		7.6%	7.8%	9.1%	9.0%

(a)              We have estimated the loss of our customers in the areas affected by Hurricane Katrina. As of December 31, 2005, Protection One Monitoring has estimated the loss of 3,117 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 1,556 customers whose homes or businesses have been damaged beyond repair and will no longer need our monitoring services. We are currently attempting to contact each customer in the hurricane damaged areas to determine if our services will be needed in the future.

(b)             Attrition results for Network Multifamily exclude the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform, MAS. Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

Excluding the impact of Hurricane Katrina, our twelve month trailing attrition rate has remained level compared to our 2004 rate in our Protection One Monitoring segment.

In the table below we define the denominator the same as above but define the numerator as the gross number of lost customer accounts for a given period reduced by move-in accounts.

	Customer Account Attrition
	December 31, 2005			December 31, 2005, excluding Hurricane Katrina(a)			December 31, 2004		December 31, 2003
	Annualized Fourth Quarter	Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
Protection One Monitoring	4.5%	6.4%		5.3%	6.0%		6.0%	6.6%	8.5%	8.5%
Protection One Monitoring, excluding wholesale	10.0%	10.8%		10.4%	10.3%		10.0%	10.4%	12.3%	11.9%
Network Multifamily	3.3%	6.4	%(b)	4.5%	5.9	%(b)	7.1%	6.4%	6.5%	5.7%
Total Company	4.1%	6.4%		5.1%	6.0%		6.4%	6.5%	7.8%	7.6%

(a)              We have estimated the loss of our customers in the areas affected by Hurricane Katrina. As of December 31, 2005, Protection One Monitoring has estimated the loss of 3,117 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 1,556 customers whose homes or businesses have been damaged beyond repair and will no longer need our monitoring services. We are currently attempting to contact each customer in the hurricane damaged areas to determine if our services will be needed in the future.

(b)             Attrition results for Network Multifamily excludes the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform, MAS. Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

The table below shows the change in our total company customer base including customer additions and attrition from 2005 to 2003:

	Year Ended December 31,
	2005	2004	2003
Beginning Balance, January 1,	1,030,113	1,048,320	1,073,698
Customer additions, excluding wholesale	63,418	68,687	76,226
Customer losses, excluding wholesale(a)	(90,403)	(91,600)	(102,853)
Changes in wholesale customer and other adjustments(b)	9,669	4,706	1,249
Ending Balance, December 31,	1,012,797	1,030,113	1,048,320

(a)           2005 includes estimated customer losses of 4,294 resulting from Hurricane Katrina.

(b)          2005 includes estimated wholesale customer losses of 379 resulting from Hurricane Katrina.

Sources of Revenue

For both Protection One Monitoring and Network Multifamily, revenue is primarily generated from providing monitoring services. Monitoring revenue for residential, commercial and multifamily segments is generated based on contracts that we enter into with our customers. The typical initial contract term is three to five years for Protection One Monitoring customers and five to ten years for Network Multifamily customers, with automatic renewal provisions where permitted (the renewal terms are longer in the case of Network Multifamily). Many of our residential and commercial contracts require us to provide additional services, such as maintenance services, generating incremental revenue for us. Other revenue consists primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers.

Costs of Revenues; Expenses

Monitoring and related services costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Other costs of revenues consist primarily of equipment and labor charges to install alarm systems, closed circuit television systems, fire alarms and card access control systems sold to our customers.

Selling expenses include employee compensation, benefits and recruiting for our internal sales force, advertising, customer signage, marketing materials, trade show expense, and amortization of previously deferred selling costs. General and administrative expenses include lease expenses on office space, computers and other office equipment, telecommunications, costs of debt collection efforts, advertising, employee compensation and benefits, professional service fees and other miscellaneous expenses. Amortization of intangibles and depreciation includes amortization of customer accounts as well as depreciation on property and equipment.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, goodwill, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Push Down Accounting

As described in “Significant Activities—New Basis of Accounting” above, we have ‘‘pushed down’’ Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The “pushed-down” basis at February 8, 2005 was used to value customer accounts, property and equipment, trade name, goodwill, deferred customer acquisition costs and revenues, debt, additional paid in capital and deficit as of the restructuring. Additions of assets or liabilities subsequent to February 8, 2005 are valued at cost.

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

Deferred system and upgrade installation revenues are recognized over the estimated life of the customer utilizing an accelerated method for our residential and commercial customers and a straight-line method for our Network Multifamily customers. Deferred costs in excess of deferred revenues are recognized utilizing a straight-line method over the initial contract term, typically two to three years for residential systems, five years for commercial systems and five to ten years for Network Multifamily systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer utilizing the same method as with the related deferred revenues. Therefore, a change in the estimated life of a customer pool would result in a change in the amount of previously deferred revenue that would be amortized to income but would also result in a similar change in the amount of previously deferred costs that are amortized to expense. For example, if we had determined as of February 9, 2005 that the estimated life of each pool should be shortened by one year, the amount of previously deferred revenue amortized to revenue for the period February 9, 2005 through December 31, 2005 would have increased by approximately $0.4 million. Similarly, the amount of previously deferred cost of revenues would have increased by $0.4 million resulting in no net impact to gross profit.

The table below reflects the impact of our accounting policy on the respective line items of the Statement of Operations for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005 and for the years ended December 31, 2004 and 2003. The “Total amount incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period. We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

February 9 - December 31,			January 1 - February 8,			For the Year Ended December 31,
2005			2005			2004			2003
Revenues— other	Cost of revenues— other	Selling expense	Revenues— other	Cost of revenues— other	Selling expense	Revenues— other	Cost of revenues— other	Selling expense	Revenues— other	Cost of revenues— other	Selling expense
(dollar amounts in thousands)

Protection One Monitoring segment:
Total amount incurred	$ 35,532	$ 42,469	$ 36,359	$ 3,265	$ 3,663	$ 3,645	$ 34,291	$ 39,207	$ 33,647	$ 32,494	$ 37,643	$ 34,439
Amount deferred	(24,193)	(29,947)	(15,309)	(2,147)	(2,579)	(1,470)	(20,698)	(25,075)	(14,192)	(18,145)	(23,320)	(14,138)
Amount amortized	3,579	5,623	5,893	798	1,487	1,550	6,496	11,678	11,575	4,474	8,794	8,554
Amount included in Statement of Operations	$ 14,918	$ 18,145	$ 26,943	$ 1,916	$ 2,571	$ 3,725	$ 20,089	$ 25,810	$ 31,030	$ 18,823	$ 23,117	$ 28,855
Network Multifamily segment:
Total amount incurred	$ 167	$ 1,638	$ 1,912	$ (156)	$ 169	$ 237	$ 695	$ 3,421	$ 2,287	$ 922	$ 5,262	$ 2,714
Amount deferred	(167)	(1,579)	(27)	156	(160)	(9)	(619)	(3,293)	(160)	(707)	(5,007)	(358)
Amount amortized	88	612	28	172	734	36	1,596	6,043	338	1,781	5,628	306
Amount included in Statement of Operations	$ 88	$ 671	$ 1,913	$ 172	$ 743	$ 264	$ 1,672	$ 6,171	$ 2,465	$ 1,996	$ 5,883	$ 2,662
Total Company:
Total amount incurred	$ 35,699	$ 44,107	$ 38,271	$ 3,109	$ 3,832	$ 3,882	$ 34,986	$ 42,628	$ 35,934	$ 33,416	$ 42,905	$ 37,153
Amount deferred	(24,360)	(31,526)	(15,336)	(1,991)	(2,739)	(1,479)	(21,317)	(28,368)	(14,352)	(18,852)	(28,327)	(14,496)
Amount amortized	3,667	6,235	5,921	970	2,221	1,586	8,092	17,721	11,913	6,255	14,422	8,860
Amount reported in Statement of Operations	$ 15,006	$ 18,816	$ 28,856	$ 2,088	$ 3,314	$ 3,989	$ 21,761	$ 31,981	$ 33,495	$ 20,819	$ 29,000	$ 31,517

Valuation of Intangible Assets

As discussed in “—New Basis of Accounting” above, because Quadrangle acquired substantially all of our common stock, resulting in a new basis of accounting, new values for intangible assets were recorded in the first quarter of 2005 based on estimates of fair market values. New values were recorded for customer accounts, trade names and goodwill.

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

We completed our annual impairment testing during the third quarter of 2005 and determined that no impairment of our non-amortizable intangible assets was required as of July 1, 2005. We also determined that no impairment was required due to the impact of Hurricane Katrina. No impairment charge was recorded in 2004 or 2003.

Customer Account Amortization

The choice of an amortization life and method is based on our estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life. Amortization methods and selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue. We periodically perform lifing studies on our customer accounts to assist us in determining appropriate lives of our customer accounts. These reviews are performed specifically to evaluate our historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and our historical attrition experience. Prior to adopting a new basis of accounting as described in “—New Basis of Accounting” above, we had identified three distinct pools of customer accounts, as shown in the table below, each of which had distinct attributes that effected differing attrition characteristics. One of these pools (the acquired Westinghouse customers) was fully amortized at December 31, 2004. For the Protection One Monitoring pools, the results of the lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimated revenue stream from these customer pools. We switch from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

Our amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
New amortization method (post February 8, 2005):
Protection One Monitoring	Ten-year 135% declining balance
Network Multifamily	Nine-year straight-line

Historical amortization method (pre February 9, 2005):
Protection One Monitoring:
•Acquired Westinghouse Customers	Eight-year 120% declining balance
•Other Customers	Ten-year 135% declining balance
Network Multifamily	Nine-year straight-line

We recorded approximately $32.6 million and $5.6 million of customer account amortization for the period February 9, 2005 though December 31, 2005 and January 1, 2005 through February 8, 2005, respectively. We recorded approximately $68.6 million of customer account amortization in the year ended December 31, 2004. This amount would change if we changed the estimated life or amortization rate for customer accounts. For example, if we had determined that the estimated remaining life as of February 9, 2005 of each customer pool should be reduced by one year, the amortization expense would have been approximately $36.3 million for the period February 9, 2005 through December 31, 2005.

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

New Accounting Standards.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements based on the fair value on the grant date of the equity or liability instruments used. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. We will adopt provisions of this Statement, as amended, using the modified prospective method beginning in fiscal 2006.

Compensation costs will be recognized for awards that are issued beginning in 2006 and for awards that have been granted prior to December 31, 2005 but have yet to reach the end of the requisite service period. The amount of expense to be recognized over the remaining service period as of December 31, 2005 is $6.7 million. We will begin expensing these costs over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible for retirement. Based on currently outstanding options, we expect to record total expense of approximately $2.1 million during 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” to change the requirements for the accounting for and reporting of a change in accounting principle. The provisions of the Statement are effective for accounting changes and correction of errors made in fiscal years beginning after December 21, 2005. This new standard could have a material impact on the Company’s results of operations, financial position or cash flows if an accounting change or error correction occurs.

Results of Operations

Protection One Consolidated

As a result of the push down accounting adjustments described in “—New Basis of Accounting” above, the activity for the period February 9, 2005 through December 31, 2005 (the “post-push down” period) is reported under the new basis of accounting while the activity for the period January 1, 2005 through February 8, 2005 (the “pre-push down” period) is reported on the historical basis of accounting, which was used in 2004 and 2003. For the post-push down period, the primary changes to the income statement reflect (1) the reduction in amortization related to the reductions to the amount of deferred acquisition costs and deferred acquisition revenues, (2) an increase in interest expense due to accretion of debt discounts arising from differences in fair values and carrying values of our debt instruments that existed in the pre-push down period and (3) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

The income statement presentation separates our results into two periods:  (1) the period prior to the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

For the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, we incurred consolidated net losses of $17.7 million and $11.4 million, respectively, or losses per share of common stock of $0.97 and $5.80 respectively. For the years ended December 31, 2004, and 2003, we incurred consolidated net losses of $323.9 million and $34.4 million, respectively, or losses per share of common stock of $164.78 and $17.53, respectively. We recorded an operating profit for the period February 9, 2005 through December 31, 2005 of $19.2 million. This operating profit, which is the first in recent history, is primarily the result of reduced amortization of customer accounts related to the pushdown accounting described in “—New Basis of Accounting” above, and a reduction in general and administrative expenses. Interest expense of $30.6 million and a loss on retirement of debt of $6.7 million for the period February 9, 2005 through December 31, 2005 contributed to the net loss for the post-push down period. The net loss in the period January 1, 2005 through February 8, 2005 includes $5.9 million for change in control and debt restructuring costs. The loss in 2004 includes net income tax expense of $239.6 million primarily due to a valuation allowance established on our deferred tax assets and also includes $24.4 million in change in control and debt restructuring transaction-related costs and $3.5 million in retention bonuses.

Monitoring and related services revenues, which are not impacted by the push down adjustments, decreased slightly (less than 1%) in 2005 compared to 2004, primarily as a result of a decline in our customer base, but partially offset by price increases implemented in 2004. Cost of monitoring and related services revenues, which are not impacted by the push down adjustments, increased slightly (less than 0.1%) in 2005 compared to 2004. Monitoring and related services margin as a percentage of related revenues remained above 71% in both 2004 and 2005. Interest expense in 2005 decreased primarily due to the debt-for-equity exchange with Quadrangle and the retirement of other debt in conjunction with our 2005 restructuring. Interest expense in the post-push down period includes approximately $6.4 million of amortized debt discounts. See “—Restructuring” above for additional information.

Protection One Monitoring

We present the table below to show how Protection One Monitoring’s operating results have changed over the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses. As a result of the push down accounting adjustments described in “—New Basis of Accounting” above, the post-push down and the pre-push down periods in 2005 and the years ended December 31, 2004 and December 31, 2003 information presented in the following tables may not be comparable.

	February 9 through December 31,		January 1 through February 8,		For the year ended December 31,
	2005				2004		2003
	(dollar amounts in thousands)
Revenues
Monitoring and related services	$187,857	92.6%	$22,564	92.2%	$211,424	91.3%	$220,176	92.1%
Other	14,918	7.4	1,916	7.8	20,089	8.7	18,823	7.9
Total Revenues	202,775	100.0	24,480	100.0	231,513	100.0	238,999	100.0
Cost of revenues (exclusive of amortization and depreciation shown below)
Monitoring and related services	55,498	27.4	6,627	27.1	61,762	26.7	64,803	27.1
Other	18,145	8.9	2,571	10.5	25,810	11.1	23,117	9.7
Total cost of revenues (exclusive of amortization and depreciation shown below)	73,643	36.3	9,198	37.6	87,572	37.8	87,920	36.8
Operating Expenses
Selling expenses	26,943	13.3	3,725	15.2	31,030	13.4	28,855	12.1
General and administrative expenses	48,845	24.1	6,922	28.3	61,096	26.4	66,611	27.9
Change in control and debtrestructuring costs	—	—	5,939	24.3	22,839	9.9	—	—
Amortization of intangibles and depreciation expense	40,101	19.8	6,112	24.9	73,560	31.8	75,335	31.5
Total operating expenses	115,889	57.2	22,698	92.7	188,525	81.5	170,801	71.5
Operating profit (loss)	$13,243	6.5%	$(7,416)	(30.3)%	$(44,584)	(19.3)%	$(19,722)	(8.3)%

2005 Compared to 2004.   We had a net decrease of 4,848 customers in 2005, compared to a net decrease of 12,888 customers in 2004. Our net increase of 11,861 in wholesale customers was exceeded by the net decrease in retail customers, including those lost due to Hurricane Katrina. The average customer base was 697,179 for 2005 compared to 706,047 for 2004.

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

Further analysis of the change in the Protection One Monitoring customer account base is shown in the table below.

	2005	2004	2003
Beginning Balance, January 1,	699,603	712,491	743,786
Customer additions, excluding wholesale	53,974	52,584	51,181
Customer losses, excluding wholesale(a)	(69,620)	(70,178)	(83,725)
Changes in wholesale customer and other adjustments(b)	10,798	4,706	1,249
Ending Balance, December 31,	694,755	699,603	712,491
Twelve month trailing attrition(c)	8.3%	8.5%	10.5%

(a)           2005 includes estimated customer losses of 2,738 resulting from Hurricane Katrina

(b)          2005 includes estimated wholesale customer losses of 379 resulting from Hurricane Katrina.

(c)           Annualized attrition excluding the losses from Hurricane Katrina is 7.8% for 2005.

Monitoring and related service revenues were not impacted by the push down accounting adjustments and decreased less than 1% in 2005 compared to 2004. We believe our focus on customer retention coupled with price increases in 2004 and 2005 will result in a slowdown in the loss of monitoring and related service revenues. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenues include $3.6 million and $0.8 million in amortization of previously deferred revenues for the post-push down and pre-push down periods in 2005, respectively, and $6.5 million for 2004. In 2005, we experienced a $3.3 million increase in commercial lease arrangements in which upfront revenues are deferred and a $1.1 million decrease in outright commercial sale arrangements which result in immediate revenue recognition. Other revenues are generated from our internal installations of new alarm systems and consist primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenues.

Cost of monitoring and related services revenues were not impacted by the push down accounting adjustments and increased less than 1% in 2005 compared to 2004. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Costs of monitoring and related services revenues as a percentage of the related revenues increased to 29.5% in 2005 from 29.2% in 2004.

Cost of other revenues include $5.6 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods in 2005, respectively, and $11.7 million for 2004. We also experienced a $0.5 million decrease in cost of other revenues related to the decrease in outright commercial sales in 2005 compared to 2004. Cost of other revenues consist primarily of equipment and labor charges to install alarm systems, CCTV systems, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expenses include $5.9 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods in 2005, respectively, and $11.6 million for 2004. Other selling expenses have increased over 2004 levels by approximately $3.4 million due to increases in wages, benefits, commissions and other expenses related to an increase in the number of salespeople.

General and administrative expenses decreased in 2005, generally due to a $1.6 million reduction in insurance premiums primarily related to director and officer policies and general and professional liability policies and a $2.1 million reduction in system charges. As of December 31, 2004 (with respect to human resources software) and February 17, 2005 (with respect to financial systems software), we no longer incur system processing charges from our former parent company related to our usage of its software. Insurance premium reductions are a result of our improved financial condition, including the debt restructuring activites, which was found favorable by insurance markets. The 2005 pre-push down period includes $0.4 million in retention bonus expense and 2004 includes $2.8 million in retention bonus expense.

Change in control and debt restructuring costs for the 2005 pre-push down period include $5.6 million in fees paid upon completion of the restructuring as well as legal and other fees related to the debt restructuring. In 2004 we made change of control payments to executive officers in the amount of $9.5 million, incurred $1.6 million in expenses for the write-off of director and officer insurance upon the change of control in February 2004, paid $3.5 million to the advisor to our board of directors and incurred approximately $8.2 million for legal and advisory fees related to the sale and restructuring efforts.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives, which resulted in a decrease of $31.9 million in amortization of customer accounts for 2005. The remaining lives of fixed assets were generally decreased which resulted in an increase of $4.5 million in depreciation expense in 2005. The customer accounts are amortized over a ten year life on an accelerated basis while the remaining asset lives for the components of fixed assets have generally been shortened.

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

Selling expenses for 2004 increased 7.5%. The increase is due to our continued efforts to generate new customers through an internal sales force by building the necessary sales support. As our internal sales force increases its generation of new customers, the amount of direct and incremental selling costs that are deferred also increases. These deferred selling costs are amortized to selling expense over a customer’s initial contract term, typically a two to three year period, which resulted in an aggregate increase of $3.0 million in amortization of selling expense.

General and administrative expenses for 2004 decreased 8.3% compared to 2003. This decrease is generally the result of a $2.1 million decrease in premiums to insurance companies related to our director and officer liability policies and a $3.9 million decrease in administrative and general salaries and related benefit expenses primarily related to a reduction in retention plan expenses in 2004 and a decrease in medical and dental plan expenses. As a percentage of total revenues, general and administrative expenses decreased from 27.9% in 2003 to 26.4% in 2004.

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

Network Multifamily

In August 2005, Network Multifamily and Protection One began efforts to consolidate management and other functions. Approximately forty positions were eliminated at Network Multifamily, including the President, Senior Vice President-Sales, Senior Vice President-Legal and Vice President-Finance. Approximately $2.3 million in severance and retention costs were expensed for the year ended December 31, 2005. In addition, Network Multifamily completed conversion of its billing system to Mastermind, which is the billing system used by Protection One Alarm Monitoring, Inc. and conversion of its general ledger, inventory management, accounts payable and payroll software to Lawson, which is the same software currently used by Protection One Alarm Monitoring, Inc.

The following table provides information for comparison of the Network Multifamily operating results for the periods presented. Next to each year’s results of operations, we provide the relevant percentage of total revenues so that comparisons about the relative change in revenues and expenses can be made. As a result of the push down accounting adjustments described in “—New Basis of Accounting” above, the post-push down period and the pre-push down period in 2005 and the years ended December 31, 2004 and December 31, 2003 information presented in the following tables may not be comparable.

	February 9 through December 31,		January 1 through February 8,		For the year ended December 31,
	2005				2004		2003
	(dollar amounts in thousands)
Revenues
Monitoring and related services	$31,618	99.7%	$3,891	95.8%	$36,074	95.6%	$36,090	94.8%
Other	88	0.3	172	4.2	1,672	4.4	1,996	5.2
Total Revenues	31,706	100.0	4,063	100.0	37,746	100.0	38,086	100.0
Cost of revenues (exclusive of amortization and depreciation shown below)
Monitoring and related services	6,745	21.3	773	19.0	7,836	20.8	8,402	22.1
Other	671	2.1	743	18.3	6,171	16.3	5,883	15.4
Total cost of revenues (exclusive of amortization and depreciation shown below)	7,416	23.4	1,516	37.3	14,007	37.1	14,285	37.5
Operating Expenses
Selling expenses	1,913	6.0	264	6.5	2,465	6.5	2,662	7.0
General and administrative expenses	8,313	26.2	1,182	29.1	10,281	27.2	11,133	29.2
Change in control and debt restructuring costs	—	—	—	—	1,543	4.1	—	—
Corporate consolidation costs	2,339	7.4	—	—	—	—	—	—
Amortization of intangibles and depreciation expense	5,788	18.3	526	12.9	4,895	13.0	4,917	12.9
Total operating expenses	18,353	57.9	1,972	48.5	19,184	50.8	18,712	49.1
Operating income	$5,937	18.7%	$575	14.2%	$4,555	12.1%	$5,089	13.4%

2005 Compared to 2004.   We had a net decrease of 12,468 customers in 2005 compared to a net decrease of 5,319 customers in 2004. This decrease is due primarily to fewer customer additions. Demand for our services from owners and managers of multifamily properties has been negatively affected by the increasing preference of occupants of multifamily units to subscribe only for cellular telephone services and not for traditional telephone service, which our alarm systems have historically used to transport alarm signals to our monitoring center. We are marketing a new product which will allow monitoring of multifamily units without a landline in each unit, which we believe will improve the rate of site additions. The “Conversion Adjustments” line item reflects the impact of the 2005 conversion of our billing system to our new technology platform, MAS. Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system. The average customer base was 324,276 for

2005 compared to 333,170 for 2004. The change in Network Multifamily’s customer base for the period is shown below.

	2005	2004	2003
Beginning Balance, January 1	330,510	335,829	329,912
Additions	9,444	16,103	25,045
Customer losses(a)	(20,783)	(21,422)	(19,128)
Conversion adjustments	(1,129)	—	—
Ending Balance, December 31,	318,042	330,510	335,829
Twelve month trailing attrition(b)	6.4%	6.4%	5.8%

(a)           2005 includes estimated customer losses of 1,556 resulting from Hurricane Katrina.

(b)          Annualized attrition excluding the losses from Hurricane Katrina is 5.9% for 2005.

Monitoring and related services revenue were not impacted by the push down accounting adjustments and decreased 1.6% in 2005 compared to 2004. These revenues consist primarily of contractual revenue derived from providing monitoring and maintenance service. The decline was due to the decrease in the customer base and a decrease in repair billings.

Other revenues include $0.1 million and $0.2 million in amortization of previously deferred revenues for the post-push down and pre-push down periods in 2005, respectively, and $1.6 million for 2004. These revenues consist primarily of amortization of previously deferred revenues associated with the sale of alarm systems and revenues from the sale of access control systems.

Cost of monitoring and related service revenues were not impacted by the push down accounting adjustments and generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  These costs decreased approximately 4.1% in 2005 compared to 2004. Cost of monitoring and related services revenues as a percentage of the related revenues decreased to 21.2% in 2005 from 21.7% in 2004.

Cost of other revenues includes $0.6 million and $0.7 million in amortization of previously deferred customer acquisition for the post-push down and pre-push down periods in 2005, respectively, and $6.0 million for 2004. These costs also include the costs to install access control systems.

Selling expenses includes approximately $28.0 thousand and $36.0 thousand in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods in 2005, respectively, and $0.3 million for 2004. Other selling expenses in 2005 remained consistent with 2004 expenses.

General and administrative expenses decreased in 2005 generally due to consolidation efforts described above.

Change in control and debt restructuring expenses for 2004 include change in control payments made as a result of the sale by Westar.

Corporate consolidation costs for the post-push down period in 2005 include severance and retention payments expense for those employees whose responsibilities were consolidated into the parent company.

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

Liquidity and Capital Resources

We have improved our capital structure by reducing the face amount of outstanding debt by $161.3 million to $344.2 million at December 31, 2005 from $505.5 million at December 31, 2004, primarily through a $120 million debt-for-equity exchange with Quadrangle. We expect to generate operating cash flows in excess of that required for operations and for required principal and interest payments.

On April 18, 2005, we entered into a new credit agreement, which enabled us to redeem our 7.375% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and repay the Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding). The 7.375% senior notes and the Quadrangle credit facility would have matured on August 15, 2005. The bank credit facility provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity if we do not refinance our 8.125% senior subordinated notes due 2009 before July 2008. The new revolving credit facility is undrawn as of March 10, 2006. We intend to use any other proceeds from borrowings under the revolving credit facility, from time to time, for working capital and general corporate purposes. Letters of credit are also available under the bank credit agreement.

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

Our long-term debt instruments contain restrictions based on “EBITDA.” EBITDA is generally derived by adding to income (loss) before income taxes, interest expense, depreciation expense and amortization expense. However, under the indentures related to our 8.125% senior subordinated notes and our bank credit facility, various and numerous additional adjustments to EBITDA are sometimes required.

The bank credit facility and the indenture relating to our 8.125% senior subordinated notes contain the following financial tests that must be satisfied in order for us to incur additional indebtedness, pay dividends, make loans or advances and sell assets.

Debt Instrument	Financial Covenant and Current Test
Bank Credit Facility	Consolidated total debt on last day of period/consolidated EBITDA for most recent four fiscal quarters less than 5.25 to 1.0
Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters greater than 2.35 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0

At December 31, 2005, we were in compliance with the financial covenants and tests.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Cash Flow

Operating Cash Flows for the Year Ended December 31, 2005.   Our operating activities provided net cash flows of $40.4 million and $3.7 million for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively. Our operating activities provided net cash flows of $61.8 and $59.0 million in 2004 and 2003, respectively. The decrease in cash flows from operating activities in 2005 compared to 2004 and 2003 is primarily related to the termination of the tax sharing agreement with Westar partially offset by a reduction of cash interest expense and a decrease in change in control, debt restructuring, retention and corporate consolidation costs. We received $45.9 million in cash from Westar under the tax sharing settlement in 2004 and $20.0 million in tax sharing payments in 2003.  Cash interest expense was $25.2 and $6.5 million for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively, compared to $45.0 million and $41.0 million for the years ended December 31, 2004 and 2003, respectively. We made corporate consolidation, change in control, debt restructuring and retention and severance payments of $2.3 million and $9.1 million for the periods February 9 through December 31, 2005 and January 1, 2005 through

February 8, 2005, respectively, compared to $25.1 million and $5.1 million for the years ended December 31, 2004 and 2003, respectively.

Investing Cash Flows for the Year Ended December 31, 2005.   We used a net $24.2 million and $2.5 million for our investing activities in the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively. We invested a net $22.5 million in cash to install and acquire new accounts, invested $5.7 million to acquire fixed assets, invested $0.8 million in non-monitored leased equipment, increased restricted cash by $0.6 million and we received an aggregate $5.4 million from the disposition of marketable securities and other assets and from the redemption of preferred stock in the period February 9, 2005 through December 31, 2005. We invested a net $2.2 million in cash to install and acquire new accounts and $0.3 million to acquire fixed assets in the period January 1, 2005 through February 8, 2005. We used a net $30.4 million for our investing activities in 2004. Proceeds from the sale of other assets provided cash of $0.4 million. We invested a net $21.4 million in cash to install and acquire new accounts and $9.3 million to acquire fixed assets. In 2003, we invested a net $24.3 million in cash to install and acquire new accounts and $7.4 million to acquire fixed assets. The sale of AV ONE to Westar in 2003 provided $1.4 million and the sale of other assets provided $2.9 million.

Financing Cash Flows for the Year Ended December 31, 2005.   Financing activities used a net $50.1 million in cash in the period February 9, 2005 through December 31, 2005. In the period February 9, 2005 through December 31, 2005, we used $293.7 million to retire debt, $7.2 million for debt and stock issuance costs and $0.9 million for interest rate caps. We received $250.0 million for the new bank credit facility and $1.8 million in proceeds from the sale of common stock in the period February 9, 2005 through December 31, 2005. Financing activities used net cash flows of $14.1 million in 2004, primarily to retire $14.5 million of our outstanding debt. In 2003, we received $11.9 million for the sale of parent securities that were held as treasury and $0.5 million for the sale of our Protection One Europe trademark rights and made payments of $10.2 million on long-term debt.

Capital Expenditures.   We made capital expenditures of approximately $31.4 million in 2005. Of such amount, we invested approximately $24.7 million in customer acquisition costs, $0.8 million in non-monitored leased equipment and $5.9 million for fixed assets. Assuming we have available funds, capital expenditures for 2006 and 2007 are expected to be approximately $36.4 million and 38.2 million, respectively, of which approximately $28.3 million and $31.2 million, respectively, would be used for customer acquisition costs, with the balance to be used for fixed assets. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Tax Matters.   Due to Westar’s sale of its interests in us in the first quarter of 2004 we are no longer entitled to receive tax sharing payments from Westar. We determined that most of our deferred tax assets would not be realizable, and we recorded a non-cash charge to income in the first quarter of 2004 in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of net deferred tax assets determined not to be realizable. We currently do not expect to be in a position to record tax benefits for losses incurred in the future.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2005, other than as discussed below.

Material Commitments

We have the following future, material, long-term commitments as of December 31, 2005:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollar amounts in thousands)
At December 31, 2005:
Contractual Obligations
Long-Term Debt Obligations	$344,162	$2,356	$4,712	$115,052	$222,042
Interest Obligations on Long-Term Debt(a)	120,550	26,164	51,807	37,663	4,916
Operating Leases Obligations	16,188	4,967	7,005	3,097	1,119
Purchase Obligations(b)	11,250	3,750	7,500	—	—
Total(c)	$492,150	$37,237	$71,024	$155,812	$228,077

(a)           Represents contractual interest obligations assuming all long-term debt obligations remain outstanding until maturity. Interest rate used to calculate interest obligation on variable rate bank credit facility is the weighted average rate at December 31, 2005.

(b)          Contract tariff for telecommunication services.

(c)           We have a capital lease arrangement with GE Fleet Services for vehicles delivered in February 2006. Payments under the capital lease provisions for the vehicles planned for delivery in 2006 are expected to be $0.2 million in 2006 and $0.3 million in each of the years 2007, 2008, and 2009. These expected payments are not included in the above total contractual obligations at December 31, 2005.

The table below shows our total commercial commitments and the expected expiration per period:

	Amount of Commitment Expiration Per Period
	Total	2006	2007-2008	2009-2010	Thereafter
	(dollar amounts in thousands)
At December 31, 2005:
Other Commercial Commitments
Standby letters of credit	1,024	1,024	—	—	—
Total commercial commitments	$1,024	$1,024	$—	$—	$—

Credit Ratings

As of March 10, 2006, our public debt was rated as follows:

	Bank Credit Facility	8.125% Senior Subordinated Notes Due 2009	Outlook
S & P	B+	B-	Negative
Moody’s	B2	Caa1	Stable

ITEM 7A.        QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our new bank credit facility is a variable rate debt instrument, and as of March 10, 2006, we had borrowings of $233.8 million outstanding. A 100 basis point change in the debt benchmark rate would affect pretax income by approximately $2.3 million. Interest rate caps purchased in the second quarter of 2005 cap LIBOR (i) for three years at 5% on a $75.0 million tranche of borrowings and (ii) for five years at 6% on a separate $75.0 million tranche.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Protection One, Inc.:

We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency in assets) and cash flows for each of the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005 and each of the years ended December 31, 2004 and 2003. Our audits also included the consolidated financial statement schedule listed in Item 15(a)2. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Protection One, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005 and each of  the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 16, 2006

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except for per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$19,893	$52,528
Restricted cash	—	926
Receivables, net	29,861	24,219
Inventories, net	4,466	5,228
Prepaid expenses	3,183	5,793
Other miscellaneous receivables	111	5,494
Other	3,072	2,375
Total current assets	60,586	96,563
Restricted cash	1,597	—
Property and equipment, net	19,406	31,152
Customer accounts, net	232,875	176,155
Goodwill	12,160	41,847
Trade name	25,812	—
Deferred customer acquisition costs	73,198	107,310
Other	8,521	8,017
Total Assets	$434,155	$461,044
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt, including $201,000 due to related party in 2004	$2,356	$395,417
Accounts payable	2,726	2,266
Accrued liabilities	24,100	37,088
Due to related parties	—	335
Deferred revenue	36,471	34,017
Total current liabilities	65,653	469,123
Long-term debt, net of current portion	321,293	110,340
Deferred customer acquisition revenue	39,873	57,433
Other liabilities	1,416	1,757
Total Liabilities	428,235	638,653
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 18,198,571 shares issued at December 31, 2005 and 2,562,512 shares issued at December 31, 2004	182	26
Additional paid-in capital	159,939	1,380,728
Accumulated other comprehensive income (loss)	(107)	162
Deficit	(154,094)	(1,523,913)
Treasury stock, at cost, 596,858 shares at December 31, 2004	—	(34,612)
Total stockholders’ equity (deficiency in assets)	5,920	(177,609)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$434,155	$461,044

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollar amounts in thousands, except for per share amounts)

	February 9- December 31,	January 1- February 8,	Year Ended December 31,
	2005		2004	2003
Revenues:
Monitoring and related services	$219,475	$26,455	$247,498	$256,266
Other	15,006	2,088	21,761	20,819
Total revenues	234,481	28,543	269,259	277,085
Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	62,243	7,400	69,598	73,205
Other	18,816	3,314	31,981	29,000
Total cost of revenues (exclusive of amortization and depreciation show below)	81,059	10,714	101,579	102,205
Operating expenses:
Selling	28,856	3,989	33,495	31,517
General and administrative	57,158	8,104	71,377	77,744
Change in control and debt restructuring costs	—	5,939	24,382	—
Corporate consolidation costs	2,339	—	—	—
Amortization and depreciation	45,889	6,638	78,455	80,252
Total operating expenses	134,242	24,670	207,709	189,513
Operating income (loss)	19,180	(6,841)	(40,029)	(14,633)
Other (income) expense
Interest expense	28,683	2,602	26,316	25,087
Related party interest	1,951	1,942	18,082	15,014
Loss on retirement of debt	6,657	—	47	—
Other	(688)	(15)	(147)	(2,829)
Loss before income taxes	(17,423)	(11,370)	(84,327)	(51,905)
Income tax (expense) benefit	(312)	(35)	(239,579)	17,494
Net loss	$(17,735)	$(11,405)	$(323,906)	$(34,411)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(162)	—	84	78
Unrealized loss on interest rate cap	(107)	—	—	—
Comprehensive loss	$(18,004)	$(11,405)	$(323,822)	$(34,333)
Basic and diluted per share information:
Net loss per common share	$(0.97)	$(5.80)	$(164.78)	$(17.53)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	February 9 - December 31,	January 1 - February 8,	Year Ended December 31,
	2005		2004	2003
Cash flows from operating activities:
Net loss	$(17,735)	$(11,405)	$(323,906)	$(34,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on retirement of debt	6,657	—	47	—
Senior notes received in tax sharing settlement	—	—	(26,640)	—
(Gain) loss on sale of assets	(766)	8	(93)	(2,092)
Amortization and depreciation	45,889	6,638	78,455	80,252
Amortization of debt costs, discounts and premium	7,524	2	681	735
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenues	8,489	2,837	21,542	17,027
Deferred income taxes	—	—	286,309	8,469
Provision for doubtful accounts	1,664	272	729	774
Other	(119)	(15)	(69)	2
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(6,868)	(263)	(1,278)	1,637
Related party tax receivable	—	—	26,087	(5,343)
Other assets	6,050	5,500	(3,951)	(175)
Accounts payable	(4,359)	5,114	(3,139)	(683)
Deferred revenue	1,007	1,346	638	(2,577)
Other liabilities	(7,020)	(6,324)	6,402	(4,580)
Net cash provided by operating activities	40,413	3,710	61,814	59,035
Cash flows from investing activities:
Installations and purchases of new accounts	—	—	(14)	(311)
Deferred customer acquisition costs	(46,862)	(4,218)	(42,720)	(42,823)
Deferred customer acquisition revenue	24,360	1,991	21,317	18,852
Purchase of rental equipment	(772)	—	—	—
Purchase of property and equipment	(5,680)	(250)	(9,323)	(7,450)
Net increase in restricted cash	(631)	—	—	—
Proceeds from disposition of marketable securities	660	—	—	—
Proceeds from redemption of preferred stock	4,399	—	—	—
Proceeds from disposition of assets and sale of customer accounts	375	4	371	2,850
Sale of AV One, Inc.	—	—	—	1,411
Net cash used in investing activities	(24,151)	(2,473)	(30,369)	(27,471)
Cash flows from financing activities:
Payments on long-term debt	(212,714)	—	(14,500)	(10,159)
Payments on credit facility	(81,000)	—	—	—
Proceeds from long-term debt	250,000	—	—	—
Proceeds from sale of common stock	1,750	—	—	—
Sale of parent company stock held as treasury	—	—	—	11,940
Purchase of treasury stock	—	—	—	(3)
Proceeds from trademark licensing fees	—	—	160	450
Issuance costs and other	(270)	—	—	359
Payment for interest rate caps	(922)	—	—	—
Debt issue costs	(6,978)	—	—	—
Funding from (payment to) parent	—	—	220	(722)
Net cash provided by (used in) financing activities	(50,134)	—	(14,120)	1,865
Net cash provided by discontinued operations from operating activities	—	—	—	229
Net increase (decrease) in cash and cash equivalents	(33,872)	1,237	17,325	33,658
Cash and cash equivalents:
Beginning of period	53,765	52,528	35,203	1,545
End of period	$19,893	$53,765	$52,528	$35,203
Cash paid for interest	$25,209	$6,451	$45,003	$40,989
Cash paid for taxes, exclusive of benefits received from parent	$438	$6	$327	$296

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
(Dollar amounts in thousands)

	Common Stock		Treasury	Additional Paid-In	Investment In Parent		Accumulated Other Comprehensive	Total Stockholders’ Equity (Deficiency in
	Shares	Amount	Stock	Capital	Securities	Deficit	Income(Loss)	Assets)
Common Stock
January 1, 2003	1,959,127	$26	$(34,609)	$1,383,276	$(14,950)	$(1,165,596)	$—	$168,147
Exercise of options and warrants	3,572	—	—	170	—	—	—	170
Shares issued-ESPP	3,005	—	—	253	—	—	—	253
Unrealized gain-marketable securities	—	—	—	—	—	—	78	78
Acquisition of treasury stock	(50)	—	(3)	—	—	—	—	(3)
Investment in parent securities	—	—	—	(3,010)	14,950	—	—	11,940
Net loss	—	—	—	—	—	(34,411)	—	(34,411)
December 31, 2003	1,965,654	$26	$(34,612)	$1,380,689	$—	$(1,200,007)	$78	$146,174
Exercise of options and warrants	—	—	—	39	—	—	—	39
Unrealized gain-marketable securities	—	—	—	—	—	—	84	84
Net loss	—	—	—	—	—	(323,906)	—	(323,906)
December 31, 2004	1,965,654	$26	$(34,612)	$1,380,728	$—	$(1,523,913)	$162	$(177,609)
Net loss	—	—	—	—	—	(11,405)	—	(11,405)
February 8, 2005	1,965,654	$26	$(34,612)	$1,380,728		$(1,535,318)	$162	$(189,014)
Debt for equity exchange	16,000,000	160	—	119,840	—	—	—	120,000
Stock purchased	232,917	2	—	1,748	—	—	—	1,750
Partial shares adjustment from reverse stock split	—	(6)	—	6	—	—	—	—
Push down accounting adjustments	—	—	34,612	(1,342,113)	—	1,398,959	—	91,458
Stock issuance costs	—	—	—	(270)	—	—	—	(270)
Unrealized loss-marketable securities, net of tax	—	—	—	—	—	—	(162)	(162)
Unrealized loss-interest rate caps, net of tax	—	—	—	—	—	—	(107)	(107)
Net loss	—	—	—	—	—	(17,735)	—	(17,735)
December 31, 2005	18,198,571	$182	$—	$159,939	$—	$(154,094)	$(107)	$5,920

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

Upon completion of the Westar sale transaction and as a result of liquidity problems caused by its significant debt burden and continuing net losses, the Company retained a financial advisor and began discussions regarding a potential debt restructuring. In November 2004, the Company received $73.0 million pursuant to a tax sharing settlement agreement with Westar that terminated the Westar tax sharing agreement, generally settled all claims with Westar relating to the tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction. Contemporaneously, the Company entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of the equivalent of 16 million shares of the Company’s common stock (on a post-reverse stock split basis).  The exchange was completed on February 8, 2005 and was accompanied by a one-share-for-fifty-shares reverse stock split of the Company’s outstanding shares of common stock. The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock.

As a result of Quadrangle obtaining control of over 95% of the common stock of the Company on February 8, 2005, SEC Staff Accounting Bulletin Topic 5J requires the acquisition by Quadrangle to be “pushed-down,” meaning the post-transaction financial statements of the Company reflect a new basis of accounting.

The purchase price paid as a result of each transaction described above has been allocated to a proportionate amount of the Company’s underlying assets and liabilities based upon Quadrangle’s acquired interests (86.8% on February 17, 2004 and 10.5% on February 8, 2005) in the respective fair market values of assets and liabilities at the date of each transaction.  The following represents the approximate fair values attributable to the assets acquired and liabilities assumed in Quadrangle’s acquisition of substantially all of the Company’s outstanding common stock.  These values exclude the proportionate share of the historical cost basis attributable to the minority interest holders representing 2.7% of the Company.

Allocation of proportionate share to major components of assets and liabilities acquired (dollar amounts in millions):
Current assets, net of current liabilities	$24.9
Property and equipment	29.6
Customer accounts	293.7
Goodwill	11.0
Trade name	25.8
Other long term assets	12.1
Long term debt	(274.9)
Total consideration paid for equity interests	$122.2

The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenues, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle’s basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for trade names; and (5) an increase to the equity section from these adjustments. The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenues; (2)  the reduction in other costs of revenue and selling expenses due to lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of the Company’s debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Due to the impact of the changes resulting from the push down accounting adjustments described above, the income statement and cash flows presentations separate the Company’s results into two periods:  (1) the period ending with the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. Similarly, the current and prior period amounts reported on the balance sheet are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented.

All prior share and per share amounts included in the financial statements and the accompanying notes give retroactive effect to a one-share-for-fifty shares reverse stock split effected February 8, 2005.

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements include the accounts of Protection One’s wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

In August 2005, the Company began efforts to consolidate management and other support functions with its Network Multifamily subsidiary.  Approximately forty positions were eliminated, including the President, Senior Vice President-Sales, Senior Vice President-Legal and Vice President-Finance. The Company accrued approximately $2.3 million for severance and retention expenses related to this consolidation and paid approximately $2.2 million of this amount as of December 31, 2005. Additional expense of approximately $20.0 thousand was incurred in January 2006 and the remaining accrued amounts were paid at that time.

In December 2005, the Company moved its commercial monitoring operations from Portland, Maine, to Network Multifamily’s monitoring facility in Irving, Texas. Approximately twenty-four positions were eliminated related to the consolidation of the Portland monitoring center.

2. Summary of Significant Accounting Policies:

(a) Stock Based Compensation

In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002. The Company applies the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for its stock-based compensation plans, as described in Note 8 of the Consolidated Financial Statements “Stock Warrants and Options.”  The Company has adopted the disclosure requirements of SFAS No. 148.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options’ vesting period. Information related to the pro forma impact on the Company’s earnings and earnings per share follows (dollar amounts in thousands, except earnings per share amounts).

	February 9 - December 31,	January 1 - February 8,	Year ended December 31,
	2005		2004	2003
Loss available for common stock, as reported	$(17,735)	$(11,405)	$(323,906)	$(34,411)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—-	—-	34	89
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(2,169)	(16)	(672)	(676)
Loss available for common stock, pro forma	(19,904)	$(11,421)	$(324,544)	$(34,998)
Net loss per common share (basic and diluted):
As reported	$(0.97)	$(5.80)	$(164.78)	$(17.53)
Pro forma	(1.09)	$(5.81)	$(165.11)	$(17.83)

As described in “New Accounting Standards-Share Based Payment” below, the Company will change its method of accounting for options beginning in 2006.

(b) Revenue Recognition

Revenues are recognized when security services are provided. System installation revenues, sales revenues on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential customers with monitoring service contracts. For commercial customers and our national account customers, revenue recognition is dependent upon each specific customer contract. In instances when the Company passes title to a system, the Company recognizes the associated revenues and costs related to the sale of the equipment in the period incurred regardless of whether the sale is accompanied by a service agreement. In cases where the Company retains title to the system, the Company defers and amortizes revenues and direct costs.

The Company follows Staff Accounting Bulletin 104, or SAB104, which requires the Company to defer certain system sales and installation revenues and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. Deferred system and upgrade installation revenues are recognized over the expected life of the customer utilizing an accelerated method for residential and commercial customers and a straight-line method for Network Multifamily customers. Deferred costs in excess of deferred revenue are recognized over the initial contract term, utilizing a straight-line method, typically three years for Protection One Monitoring and five to ten years for Network Multifamily systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer.

The Company follows SFAS 13, “Accounting for Leases,” for its arrangements whereby security equipment that does not require monitoring is leased to customers, typically over a five year initial lease term. This equipment typically consists of closed circuit television equipment and card access control equipment. The Company records these arrangements as operating leases and records revenue on a straight line basis over the life of the lease.

Deferred revenues also result from customers who are billed for monitoring and extended service protection in advance of the period in which such services are provided, on a monthly, quarterly or annual basis. Revenues from monitoring activities are recognized in the period such services are provided.

(c) Inventories

Inventories, primarily comprised of alarm systems and parts, are stated at the lower of average cost or market. Inventory is shown net of an obsolescence reserve of $2.5 million and $2.0 million at December 31, 2005 and 2004, respectively. This reserve is determined based primarily upon current usage of the individual parts included in inventory.

(d) Property and Equipment

Property and equipment are stated at cost or at the fair value at February 8, 2005 to reflect the new basis of accounting and are depreciated using the straight-line method over estimated useful lives. Gains or losses from retirements and dispositions of property and equipment are recognized in income in the period realized. Repair and maintenance costs are expensed as incurred. See Note 4, “Property and Equipment,” for additional information regarding push down accounting related to property and equipment.

Estimated useful lives of property and equipment are as follows:

Furniture and fixtures	4-7 years
Data processing and telecommunication equipment and software	1-7 years
Rental equipment	estimated customer life; generally 10 years
Leasehold improvements	lesser of lease term or useful life; generally 5-10 years
Vehicles	2-5 years
Buildings	19-40 years

(e) Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are periodically reviewed for recoverability and a valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not realizable.

The Company had a tax sharing agreement with Westar Energy during the period that Westar owned a controlling interest in the Company. The tax sharing agreement utilized a parent company down approach in the allocation of income tax expense among members of the consolidated tax group. Pursuant to this agreement, Westar Energy made payments to the Company for current tax benefits utilized by Westar Energy in its consolidated tax return irrespective of whether the Company would realize these current benefits on a separate return basis.

The Company currently does not have any taxable earnings and does not expect to have taxable earnings in the foreseeable future. Income tax expense shown on the statements of operations represents state taxes paid by the Company’s subsidiaries.

(f) Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized gains and losses associated with available-for-sale investment securities and interest rate caps.

(g) Customer Accounts

Additions to customer accounts are stated at cost and are amortized over the estimated customer life. Internal costs incurred in support of acquiring customer accounts are expensed as incurred. Upon adoption of push-down accounting as a result of Quadrangle’s increased ownership in the Company, new values for customer accounts were recorded as of February 8, 2005 to reflect the estimated fair value of these accounts.

The choice of an amortization life is based on estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life. Selected periods were determined because, in management’s opinion, they would adequately match amortization cost with anticipated revenue. The Company periodically uses an independent appraisal firm to perform lifing studies on its customer accounts in order to assist management in determining appropriate lives of its customer accounts. These reviews are performed specifically to evaluate the Company’s historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and the Company’s historical attrition experience. The Company had previously identified three distinct pools of customer accounts, each of which had distinct attributes that effect differing attrition characteristics. One of these pools (the acquired Westinghouse customers), was fully amortized at December 31, 2004. For the Protection One Monitoring pool, the results of lifing studies indicated that the Company can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization costs with the estimated revenue stream from these customer pools. The Company switches from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

The amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
New amortization method (post February 8, 2005):
Protection One Monitoring	Ten-year 135% declining balance
Network Multifamily	Nine-year straight-line

Historical amortization method (pre February 9, 2005):
Protection One Monitoring:
•Acquired Westinghouse Customers	Eight-year 120% declining balance
•Other Customers	Ten-year 135% declining balance
Network Multifamily	Nine-year straight-line

The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of impairment are present. Declines in market value of its business or the value of its customer accounts that may be incurred prospectively may also require additional impairment charges. Any such impairment charges could be material.

(h) Goodwill and Trade Name

The new basis of accounting resulted in new recorded values for trade names and for goodwill as of February 8, 2005 to reflect their estimated fair values. Neither of these intangible assets is amortizable and they are therefore subject to annual impairment testing. The Company had established July 1 as its annual impairment testing date and completed its annual impairment testing during the third quarter of 2005 and 2004 and determined that no impairment of its non-amortizable intangible assets was required as of each testing date. An impairment test is also completed if events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment was required due to the impact of Hurricane Katrina.

(i) Cash and Cash Equivalents

All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds and 30-day certificate of deposits, are stated at cost, which approximates market.

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

(k) Receivables

Gross receivables, which consist primarily of trade accounts receivable, of $34.9 million at December 31, 2005 and $29.8 million at December 31, 2004 have been reduced by allowances for doubtful accounts of $5.0 million and $5.6 million, respectively.

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

(l) Marketable securities

The Company’s marketable securities at December 31, 2004 consisted of 16,168 shares of available-for-sale MetLife stock received as part of MetLife’s demutualization.  The securities were recorded at market value with a balance of $0.7 million at December 31, 2004, which included $0.2 million of unrealized gains. The securities were sold in the first quarter of 2005.

(m) Advertising Costs

Printed materials are expensed as incurred. Broadcast advertising costs are expensed upon the first broadcast of the respective advertisement. Total advertising expense was $2.3 million and $0.1 million for the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, respectively. Total advertising expense was $2.5 million and $2.8 million during the years ended December 31, 2004, and 2003, respectively.

(n) Derivative Financial Instruments

The Company’s interest rate caps are recorded in the consolidated balance sheet at fair value and have been designated as cash flow hedges. Changes in the fair value are recognized in other comprehensive income (loss) until the hedge transaction is recognized in earnings.  The unamortized costs of the cap agreements are included in other assets. The Company will amortize the costs of the interest rate caps to interest expense over the respective lives of the agreements with any ineffectiveness in the hedging relationship recognized immediately in earnings. Payments to be received as a result of the cap agreements, if any, will be accrued as a reduction of interest expense.

(o) Concentrations of Credit Risk

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

(p) Loss Per Share

Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share.”  Weighted average shares outstanding were as follows:

	February 9 - December 31,	January 1 - February 8,	December 31,
	2005		2004	2003
Weighted average shares outstanding	18,198,571	1,965,654	1,965,654	1,962,587

For the period February 9, 2005 through December 31, 2005, the Company had outstanding stock options that represented 1.0 million dilutive potential common shares. No outstanding stock options and warrants represent dilutive potential common shares for the year ended December 31, 2004. The Company had outstanding stock options and warrants of which approximately 111 represent dilutive potential common shares for the year ended December 31, 2003. These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

(q) New Accounting Standards

Share-Based Payment.   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements based on the fair value on the grant date of the equity or liability instruments used. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. The Company will adopt provisions of this Statement, as amended, using the modified prospective method beginning in fiscal 2006. Compensation costs will be recognized for awards that are issued beginning in 2006 and for awards that have been granted prior to December 31, 2005 but have yet to reach the end of the requisite service period. The amount of expense to be recognized over the remaining service period as of December 31, 2005 is $6.7 million. The Company will begin expensing these costs over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible for retirement. Based on currently outstanding options, the Company expects to record total expense of approximately $2.1 million during 2006.

Accounting Changes and Error Corrections.   In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” to change the requirements for the accounting for and reporting of a change in accounting principle. The provisions of the Statement are effective for accounting changes and correction of errors made in fiscal years beginning after December 21, 2005. This new standard could have a material impact on the Company’s results of operations, financial position or cash flows if an accounting change or error correction occurs.

3.   Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollar amounts in thousands):

	December 31,
	2005	2004
Accrued interest	$5,342	$8,653
Accrued vacation pay	3,436	2,624
Miscellaneous accrued liabilities	4,033	14,198
Other accrued liabilities	11,289	11,613
Total accrued liabilities	$24,100	$37,088

4.   Property and Equipment:

As discussed in Note 1, “The Company,” because Quadrangle acquired substantially all of the Company’s common stock, a new basis of accounting was established and new values for property and equipment were recorded as of February 8, 2005. The following reflects the Company’s carrying value in property and equipment as of the following periods (dollar amounts in thousands):

	December 31,
	2005	2004
Furniture, fixtures and equipment	$4,290	$8,112
Data processing and telecommunication	24,408	75,474
Leasehold improvements	2,762	3,819
Vehicles	8,991	14,501
Buildings and other	5,473	6,188
Rental equipment	772	—
	46,696	108,094
Less accumulated depreciation	(27,290)	(76,942)
Property and equipment, net	$19,406	$31,152

Depreciation expense was $13.3 million and $1.0 million for the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, respectively. Depreciation expense was $9.9 million and $11.6 million for the years ended December 31, 2004 and 2003, respectively.

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term. Accumulated depreciation of approximately $16.0 thousand has been recorded on these assets as of December 31, 2005. The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2005 (dollar amounts in thousands):

Year ending December 31,
2006	$159
2007	$159
2008	$159
2009	$159
2010	$67
Total minimum future rentals	$703

5.   Intangible Assets—Customer Accounts and Goodwill:

As discussed in Note 1, “The Company,” because Quadrangle acquired substantially all of the Company’s common stock, a new basis of accounting was established and new values for customer accounts were recorded at February 8, 2005. The following reflects the Company’s carrying value in customer accounts as of the following dates (dollar amounts in thousands):

	Protection One Monitoring		Network Multifamily		Total Company
	12/31/2005	12/31/2004	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Customer accounts	$260,319	$646,229	$51,872	$34,691	$312,191	$680,920
Accumulated Amortization	$(68,495)	$(478,856)	$(10,821)	$(25,909)	$(79,316)	$(504,765)
Customer accounts, net	$191,824	$167,373	$41,051	$8,782	$232,875	$176,155

Amortization expense was $32.6 million for the period February 9, 2005 through December 31, 2005 and $5.6 million for the period January 1, 2005 through February 8, 2005. Amortization expense was $68.6 million for each of the years ended December 31, 2004 and 2003. The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years on the Company’s existing customer account base as of December 31, 2005 (dollar amounts in thousands):

	2006	2007	2008	2009	2010
Estimated amortization expense	$32,528	$29,687	$28,726	$28,301	$28,253

The new basis of accounting also resulted in new recorded values for trade names and for goodwill as of February 8, 2005 for both segments. Neither of these intangible assets is amortizable and they are therefore subject to annual impairment testing and when circumstances dictate. The Company completed its annual impairment testing during the third quarter of 2005 and determined that no impairment of its non-amortizable intangible assets was required as of July 1, 2005. The Company also determined that no impairment was required due to the impact of Hurricane Katrina. The following table reflects these amounts as of the following periods (dollar amounts in thousands):

	Protection One Monitoring		Network Multifamily		Total Company
	12/31/2005	12/31/2004	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Trade name	$22,987	$—	$2,825	$—	$25,812	$—
Goodwill	$7,430	$—	$4,730	$41,847	$12,160	$41,847

There were no changes in carrying amounts of goodwill for the year ended December 31, 2004.

6.   Debt:

Long-term debt and the fixed or weighted average interest rates are as follows (dollar amounts in thousands):

	December 31,
	2005	2004
Quadrangle Credit(a)	$—	$201,000
Bank Credit Facility(b)	233,823	—
Senior Subordinated Notes(c)	89,826	110,340
Senior Notes(c)	—	164,285
Senior Subordinated Discount Notes(d)	—	30,132
	323,649	505,757
Less current portion(e)	(2,356)	(395,417)
Total long-term debt	$321,293	$110,340

(a)           The weighted-average annual interest rate before fees on borrowings at December 31, 2004 was 9.0%. The Quadrangle credit facility was repaid in April 2005 as part of the refinancing described in “Refinancing” below.

(b)          At December 31, 2005, the weighted average annual interest rate before fees was 7.4%. See “Bank Credit Facility” below, for additional discussion regarding the maturity date, variable interest rate and applicable margins. The bank credit facility is secured by substantially all assets of the Company.

(c)           See “Valuation of Debt” below regarding the discount amount associated with the debt instruments. The stated interest rate on December 31, 2004 was 7.375% on the Senior Notes and was 8.125% on the Senior Subordinated Notes. The effective rate to the Company due to the accretion of debt discounts was approximately 13.2% on the Senior Notes and was approximately 15.9% on the Senior Subordinated Notes. All outstanding Senior Notes were redeemed in April 2005 as part of the refinancing described in “Refinancing” below.

(d)          All outstanding Senior Subordinated Discount Notes were repurchased at 101% in March 2005 pursuant to a change of control repurchase offer. At December 31, 2004, the carrying value of the notes included an unamortized premium of approximately $0.3 million.

(e)           The Bank Credit Facility requires quarterly principal reduction payments of approximately $0.6 million.

Valuation of Debt

As discussed in Note 1, “The Company,” because Quadrangle acquired substantially all of the Company’s common stock, a new basis of accounting was established at February 8, 2005, and new values for the Company’s debt instruments were determined based on estimated fair market values for debt due to unrelated parties and based on Quadrangle’s cost basis for the Quadrangle Credit Facility. As of December 31, 2005, the unamortized discount on the 8.125% senior subordinated notes due January 2009 was $20.5 million. The discount is being amortized using the effective interest rate method over the remaining life of the debt.

Refinancing

On April 18, 2005, the Company entered into a new credit agreement enabling it to complete a redemption of its 7.375% senior notes due 2005 for approximately $166.3 million plus accrued interest

(approximately $164.3 million aggregate principal amount outstanding) and the repayment of its Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding). The 7.375% senior notes due 2005 and the Quadrangle credit facility each had a maturity date of August 15, 2005. The Company recorded a loss in the second quarter of 2005 of approximately $6.1 million associated with such redemption and repayment.

Bank Credit Facility

To facilitate the redemption of its 7.375% senior notes due 2005 and the repayment of its Quadrangle credit facility, the Company entered into a Credit Agreement, dated as of April 18, 2005 (the “bank credit agreement”), with the several banks and other financial institutions or entities from time to time parties to the bank credit agreement.

The bank credit agreement provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity (July 1, 2008) if the Company does not refinance its 8.125% senior subordinated notes due 2009 before July 2008. The new revolving credit facility is undrawn as of March 10, 2006. The Company intends to use any other proceeds from borrowings under the revolving credit facility, from time to time, for working capital and general corporate purposes. Letters of credit are also available to the Company under the bank credit agreement.

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

The bank credit agreement required the Company to enter into a hedge agreement to provide interest rate protection on at least $70.0 million of the term loans for not less than two years. To satisfy this requirement and to further limit its exposure to interest rate risk on the variable rate bank credit facility, the Company entered into two separate interest rate cap agreements in May 2005 for a one-time aggregate cost of approximately $0.9 million. The Company’s objective is to protect against increases in interest expense caused by fluctuation in the LIBOR interest rate. One interest rate cap provides protection on $75 million of the Company’s long term debt over a five-year period if LIBOR exceeds 6%. A second interest rate cap provides protection on $75 million of the Company’s long term debt over a three-year period if LIBOR exceeds 5%.

The unamortized costs of the cap agreements at December 31, 2005 are $0.8 million and are included in other assets. The Company will amortize the costs of the interest rate caps to interest expense over the respective lives of the agreements. In 2005, no payments were received as a result of the cap agreements, no significant amounts were amortized to interest expense and there was no ineffectiveness in the hedging relationship of the interest rate caps.

Quadrangle Credit Facility

On November 12, 2004, the Company entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of our common stock. The exchange was completed on February 8, 2005. As part of the April 2005 refinancing, the $78 million outstanding balance on the Quadrangle Credit Facility was paid in full.

At December 31, 2004 the Quadrangle credit facility provided for borrowings up to $201.0 million with a variable interest rate. The weighted-average annual interest rate after fees on all borrowings under the facility was 8.4% for the year ended December 31, 2004.

Senior Subordinated Notes

In 1998, the Company issued $350 million aggregate principal amount of unsecured 8.125% senior subordinated notes. Interest on these notes is payable semi-annually on January 15 and July 15. The notes are redeemable at the Company’s option, in whole or in part, at a predefined price.

Senior Notes

In 1998, the Company issued $250 million of 7.375% senior notes. Interest was payable semi-annually on February 15 and August 15. On November 12, 2004, as part of the Westar tax sharing settlement agreement, Westar transferred approximately $26.6 million principal of these notes to the Company, which were subsequently retired. On April 18, 2005, the Company completed a redemption of its 7.375% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding).

Senior Subordinated Discount Notes

In 1995, a predecessor to the Company issued $166 million aggregate principal amount of unsecured senior subordinated discount notes with a fixed interest rate of 13.625% which were revalued to reflect an 11.8% effective interest rate in connection with a 1997 business combination. Interest payments began in 1999 and were payable semi-annually on June 30 and December 31. As part of the February 8, 2005 restructuring, the Company initiated the change of control repurchase offer at 101% for the Company’s approximately $29.9 million of outstanding 13.625% senior subordinated discount notes. The Company completed the repurchase of all of these notes on March 11, 2005.

Debt Maturities

Debt maturities over the succeeding five years and thereafter are as follows (dollar amounts in thousands):

2006	2,356
2007	2,356
2008	112,696	(a)
2009	2,356
2010	2,356
Thereafter	222,043
Total	$344,163

(a)           Assumes refinancing of 8.125% senior subordinated notes prior to their maturity date so that the bank credit facility is not subject to early maturity. See “Bank Credit Facility” above, for additional information regarding its early maturity provision. The 8.125% senior subordinated notes are listed at face value in this table.

Financial and operating covenants

The indenture relating to the Company’s 8.125% senior subordinated notes due 2009 and the bank credit facility contain certain covenants and restrictions, including with respect to the Company’s ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation, and amortization, or EBITDA. Adjustments to EBITDA are required by the indenture and the bank credit facility. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense and depreciation and amortization expense, including amortization of deferred customer acquisition costs and deducting amortization of deferred revenues. However, under the indentures, additional adjustments are sometimes required.

The Company’s bank credit facility and the indenture relating to its 8.125% senior subordinated notes due 2009 contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Bank Credit Facility

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 5.25 to 1.0; and Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 2.35 to 1.0

8.125% Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

At December 31, 2005, the Company was in compliance with the financial covenants and tests.

7. Related Party Transactions

Quadrangle Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of Quadrangle, will provide business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments. The Quadrangle management agreements also provide that when and if the Advisors advise or consult with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company does not engage a financial advisor with respect to such divesture) or financing transaction, they may also invoice the Company for, and the Company shall pay, additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction. The Quadrangle management agreements are effective as of February 8, 2005 and shall continue in effect from year to year unless amended or terminated by mutual consent of the parties, subject to automatic termination in certain specified situations and subject to termination at any time upon ninety days notice by either party. For the period February 9, 2005 through December 31, 2005, approximately $1.4 million was expensed related to these agreements.

Administrative Services and Management Services Agreements

Westar Energy provided administrative services at its fully loaded cost to the Company pursuant to an agreement which is referred to as the administrative services agreement, that included accounting, tax, audit, human resources, legal, purchasing and facilities services. The agreement terminated effective February 17, 2005. The Company expensed approximately $0.1 million for the period February 9, 2005 through February 17, 2005 and $0.1 million for the period January 1, 2005 through February 8, 2005. The Company recorded expense of approximately $3.1 million and $4.3 million for the years ended December 31, 2004 and 2003, respectively, and had a net balance due to Westar Energy of $0.4 million at December 31, 2004, for these services. Prior to relocation of corporate headquarters on November 18, 2004, the Company rented office space for its corporate headquarters from Westar on a month-to-month basis. The Company paid approximately $0.4 million and $0.6 million for rent for the years ended December 31, 2004 and 2003, respectively.

Westar Energy has claimed that the Company should reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative service agreement. See Note 13, “Commitments and Contingencies—Administrative Services Agreement,” for further discussion related to the claim.

Credit Facility

The Company had outstanding borrowings under the credit facility with Quadrangle of $201.0 million at December 31, 2004. The Quadrangle credit facility, with a remaining principal balance of $78 million, was repaid in full on April 18, 2005 in connection with the consummation of the bank credit agreement. The following table indicates the amount of interest accrued and paid on the credit facility for the periods listed (dollar amounts in millions).

	2005		Year Ended December 31,
	February 9- April 18	January 1- February 8	2004(a)	2003(b)
Interest Accrued	$1.5	$1.9	$17.2	$12.6
Interest Paid	$1.5	$1.9	$17.2	$13.1

(a)           Interest accrued and interest paid each include $2.2 million for the period January 1, 2004 through February 17, 2004 that the credit facility was held by Westar, the Company’s former owner.

(b)          Interest accrued and interest paid in 2003 refers to the Westar Credit Facility.

The Company also paid Quadrangle a one-time fee of $1.15 million upon consummation of the debt-for-equity exchange in connection with the amendment to the credit facility. See Note 6, “Debt—Refinancing,” for information related to the refinancing of the Quadrangle credit facility.

Quadrangle Debt Restructuring Reimbursement

In addition to interest accrued and paid under the Quadrangle credit facility, discussed above, the Company expensed $0.2 million for legal expenses incurred by Quadrangle for the period January 1, 2005 through February 8, 2005. The Company paid $0.6 million and owed $0.3 million to Quadrangle for legal expenses incurred by Quadrangle for the year ended December 31, 2004. Pursuant to contractual requirements, the Company also paid the costs for the financial and legal advisors for both the senior and subordinated debt holders relating to the restructuring of the Company’s indebtedness. See Note 6, “Debt,” for information relating to the debt restructuring.

Board of Directors and Amended Bylaws

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

Registration Rights Agreement

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

Change in Control and Debt Restructuring Payments

Upon the change of control on February 17, 2004, $11.0 million was paid to executive management, $3.5 million was paid to the financial advisor to the Company’s Special Committee of its board of directors and $1.6 million of expense was recorded for director and officer insurance that lapsed upon the change of control. In addition to its own financial and legal advisors, the Company also agreed to pay the financial advisory and legal fees incurred on behalf of Quadrangle and certain holders of the Company’s publicly-held debt. For the year ended December 31, 2004 the Company incurred expenses relating to these advisors of approximately $8.2 million. For the period from January 1, 2005 through February 8, 2005, the Company recorded expense of $5.9 million, including $5.6 million in fees paid on February 8, 2005 upon completion of the restructuring.

8. Stock Warrants and Options:

The Company accounts for employee stock options in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, the Company recognizes no compensation expense related to employee stock options that are granted with an exercise price at or greater than the market price on the day of grant.

A summary of warrant and option activity for the Company’s common stock from December 31, 2002 through December 31, 2005 is as follows:

	Warrants And Options	Weighted Average Exercise Price
Outstanding at December 31, 2002	110,257	$162.60
Granted	800	60.00
Exercised	(3,572)	9.15
Surrendered	(15,859)	283.60
Outstanding at December 31, 2003	91,626	$146.65
Granted	—	—
Exercised	—	—
Surrendered	(6,142)	128.50
Outstanding at December 31, 2004	85,484	$147.95
Granted	1,782,947	7.50
Exercised	—	—
Surrendered	(175,030)	29.47
Outstanding at December 31, 2005	1,693,401	$12.32

The table below summarizes stock options and warrants for the Company’s common stock outstanding as of December 31, 2005:

Description	Range of Exercise Price	Number of Shares of Common Stock	Weighted- Average Remaining Contractual Life in years	Weighted Average Exercise Price
Exercisable
1996 Options	475.00-693.75	640	< year	516.02
1997 Options	475.00	360	1 years	475.00
1998 Options	428.125-550.00	4,672	2 years	539.26
1999 Options	262.50-446.375	3,314	3 years	439.72
2000 Options	65.625-71.875	3,743	4 years	71.67
2001 Options	43.75-71.00	35,800	5 years	66.63
2001 Warrants	65.825	5,000	5 years	65.83
2002 Options	103.50-137.50	10,267	6 years	111.66
2003 Options	60.00	400	7 years	60.00
2005 Options	7.50	394,866	5 years	7.50
		459,062
Not exercisable
2003 Options	60.00	266	7 years	60.00
2005 Options	7.50	1,234,073	5 years	7.50
		1,234,339
Outstanding		1,693,401

The table below summarizes number of shares of common stock represented by exercisable options and the respective weighted average exercise price for the common stock for the years presented:

	Year Ended December 31,
	2005	2004	2003
Number of shares of common stock represented by exercisable options	459,062	81,634	63,094
Weighted average exercise price	$25.25	$150.28	$175.82

The weighted average fair value of options granted during 2005 and 2003 estimated on the date of grant using the Black-Scholes Option Pricing Model was $5.39 and $40.00, respectively.  No options were granted in 2004. The fair value was calculated using the following assumptions:

	Year Ended December 31, 2005	Year Ended December 31, 2003
Expected stock price volatility	82.1%	67.1%
Risk free interest rate	3.8%	3.2%
Expected option life	6 years	7 years

On April 16, 2001, the Company granted an option to purchase an aggregate of 17,500 post-reverse split shares of its common stock to Richard Ginsburg as part of his employment agreement with the Company. The option has a term of ten years and vested ratably over the subsequent three years. The purchase price of the shares issuable pursuant to the option is $66.00 per share while the fair market value of the common stock at the date of the option grant was $89.50 per share resulting in $0.4 million in deferred compensation expense amortized over three years. The expense amount was approximately $40.0 thousand for the year ended December 31, 2004 and $0.1 million for the year ending December 31, 2003.

On April 16, 2001, the Company also granted a warrant to purchase an aggregate of 5,000 shares of its common stock to Guardian International, Inc. (Guardian) in connection with the hiring of Richard Ginsburg as the Company’s new chief executive officer, who was formerly the chief executive officer of Guardian. The warrant has a term of ten years and vested ratably over three years and therefore fully vested in 2004. The purchase price of the shares issuable pursuant to the option is $66.00 per share while the fair market value of the common stock at the date of the option grant was $89.50 per share resulting in $0.4 million expense in 2001.

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

1997 Long-Term Incentive Plan

The 1997 Long-Term Incentive Plan, which is referred to as the LTIP, approved by the Protection One stockholders on November 24, 1997, provides for the award of incentive stock options to directors, officers and key employees. Under the LTIP, 114,000 shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One. The LTIP provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

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

1994 Stock Option Plan

The 1994 Stock Option Plan, which is referred to as the Plan, approved by the Protection One stockholders in June 1994, provides for the award of incentive stock options to directors, officers and key employees under the Plan. A total of 26,000 shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One. The Plan provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of common stock at the date of option grant. The vesting period was accelerated on November 24, 1997 and all remaining options are currently exercisable.

9. Income Taxes:

Components of income tax (expense) benefit are as follows (dollar amounts in thousands):

	2005		Year Ended December 31,
	February 9- December 31	January 1- February 8	2004	2003
Federal
Current	$—	$—	$46,913	$23,071
Deferred	—	—	(286,309)	(7,493)
State
Current	(312)	(35)	(183)	2,892
Deferred	—	—	—	(976)
Total	$(312)	$(35)	$(239,579)	$17,494

The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

	February 9- December 31,	January 1- February 8,	Year ended December 31,
	2005		2004	2003
Federal statutory tax rate	35%	35%	35%	35%
State income tax benefit, net of federal expense	1	2	4	—
Non-deductible change in control, debt restructuring costs and other	(2)	(20)	(5)	—
Valuation allowance	(36)	(17)	(318)	—
Other	—	—	—	(1)
	(2)%	0%	(284)%	34%

Management believes the Company’s net deferred tax assets are not likely realizable and therefore a valuation allowance has been established to fully offset the deferred tax assets, as can be seen in the table below. In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

Deferred income tax assets and liabilities were composed of the following (dollar amounts in thousands):

	2005	2004
Deferred tax asset, current:
Accrued liabilities	$3,178	$5,877
Accounts receivable, due to allowance	1,872	1,285
Revolving credit facility	—	11,150
Other	1,213	(163)
Valuation allowance	(6,263)	(18,149)
	$—	$—
Deferred tax asset, noncurrent:
Net operating loss carryforwards(a)	$27,599	$14,371
Property & equipment	7,948	2,357
Deferred customer acquisition costs (net of revenues)	(12,530)	(21,223)
Customer accounts	(12,252)	20,632
Goodwill	6,870	4,699
Other intangibles	118	10,822
Debt	(7,411)	—
Other	544	1,698
Valuation allowance	(10,886)	(33,356)
	$—	$—

(a)           Federal net operating loss carryforwards of $35,496, $17,200 and $20,707 will expire in the years 2025,  2024 and 2023, respectively. Total state net operating losses of approximately the same amount have various expiration dates.

As discussed in Note 1, “The Company,” as part of the February 8, 2005 ownership change, the Company pushed down Quadrangle’s basis to the underlying assets and liabilities of the Company resulting in significant adjustments to the historical carrying values of these assets and liabilities as reflected on the Company’s books. The 2005 deferred tax assets and liabilities reflect significant movement from the 2004 amounts because no adjustments were made to the tax bases of the assets and liabilities as a result of the February 8, 2005 adoption of a new basis of accounting.

The Company had a tax sharing agreement with Westar Energy during the period that Westar owned a controlling interest in the Company. Pursuant to this agreement, Westar Energy made payments to the Company for current tax benefits utilized by Westar Energy in its consolidated tax return irrespective of whether the Company would realize these current benefits on a separate return basis. As of December 31, 2003, other than for net operating loss carryforwards, no valuation allowance had been established by the Company because the tax sharing agreement utilized a parent company down approach in the allocation of income tax expense among members of the consolidated tax group and, consistent with that approach, no valuation allowance had been allocated to the Company. As a result of the February 17, 2004 sale transaction, $285.9 million of the Company’s net deferred tax assets were not expected to be realizable, and the Company therefore recorded a non-cash charge against income in the first quarter of 2004 to establish a valuation allowance for these assets.

On November 12, 2004, the Company entered into a tax sharing settlement agreement with Westar and Quadrangle that, among other things, terminated the Westar tax sharing agreement and settled all of its claims with Westar relating to the tax sharing agreement. In accordance with the Westar tax sharing settlement, among other things, Westar agreed to pay the Company approximately $45.9 million in cash and transfer to it 7.375% senior notes of the Company, due 2005, with aggregate principal and accrued interest of approximately $27.1 million for total consideration of $73.0 million. As a result of the Westar tax sharing settlement, the Company recorded a 2004 tax benefit of $46.9 million. The tax sharing settlement also provided for a mutual general release, except with respect to certain indemnification obligations pursuant to the purchase agreement between Quadrangle and Westar and certain alarm monitoring and other service agreements between the Company and Westar. In addition, Westar and POI Acquisition I, Inc. joined in making Section 338(h)(10) elections under the Code. As part of the settlement, the parties mutually agreed to the purchase price allocation to be used for the election.

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

10.          Employee Benefit Plans:

401(k) Plans

The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code for each of its segments.

Protection One 401(k) Plan.   The Company makes contributions to the Protection One 401(k) Plan, which contributions are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company’s matching contribution may be made in common stock, in cash or in a combination of both stock and cash. For the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005 and for the years ended December 31, 2004 and 2003, Protection One made matching cash contributions to the plan of $0.9 million, $0.1 million, $1.0 million and $1.0 million, respectively. The funds of the plan are deposited with a trustee and at each participant’s option in one or more investment funds, including a Company stock fund. Contributions to the Company stock fund were suspended during 2003, and have not resumed as of March 10, 2006. The plan was amended effective January 1, 2001 requiring the Company to match employees’ contributions up to specified maximum limits.

Network Multifamily 401(k) Plan.   The Company makes contributions to the Network Multifamily 401(k) Plan, which contributions are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company’s matching contribution are made in cash. For the period February 9, 2005 through December 31, 2005 and for each of the years ended December 31, 2004 and 2003, the Company made matching cash contributions to the plan of $0.2 million. The funds of the plan are deposited with a trustee and at each participant’s option in one or more investment funds.

As part of the corporate consolidation process described in Note 1, “The Company,” the Network Multifamily 401(k) plan was merged with the Protection One 401(k) plan as of March 1, 2006.

Employee Stock Purchase Plan

Participation in the Employee Stock Purchase Plan, which is referred to as the ESPP, was suspended during 2003 due to the sales process associated with Westar selling its ownership interest in the Company. All amounts contributed by employees through the ESPP in 2003 were returned in November 2003. Participation in the ESPP was not resumed and the plan terminated on the last business day in September 2005 as set forth in the plan.

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

Stock Appreciation Rights Plan.

Pursuant to the management incentive plan, Messrs. Ginsburg, Nevin, Pefanis and Williams received an aggregate of approximately 798,473, 532,981, 465,111 and 199,618  SARs, respectively. The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means Quadrangle’s sale of at least 60% of its equity interest in the Company, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011. The exercise price of the SARs is $4.50 and increases by 9% per annum, which is referred to as the fixed return, compounded annually, beginning on February 8, 2006. If Quadrangle sells less than 60% of its equity interest in the Company, the exercise price applicable to an equivalent percentage of management’s SARs would be based on the fixed return through the date of such sale. Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder of a SAR to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder’s right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that the Company may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date. Because payment under the plan will only be made in the event of a qualified sale as defined in the SAR plan, no amounts have been accrued as of December 31, 2005.

Retention Bonus Program.

Included with the retention plan and pursuant to the terms of their new employment agreements, Messrs. Ginsburg, Nevin, Pefanis, Williams and Griffin were each entitled to receive two retention bonuses. The Company accrued $1.9 million as general and administrative expense in 2004 and an additional $0.2 million of expense in January 2005 for these retention bonuses. The first retention bonus was paid on January 5, 2005, and the second was paid in February 2005 upon the completion of the debt-for-equity exchange. Each retention bonus payment was equal to a specified percentage of each executive officer’s annual base salary at the following rates:  Richard Ginsburg—75.0%, Darius G. Nevin—72.5%, Peter J. Pefanis—67.5%, Steve V. Williams—67.5%, and J. Eric Griffin—50.0%.

11.          Leases:

The Company leases office facilities for lease terms maturing through 2012. Future minimum lease payments under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year ended December 31,
2006	$4,966
2007	4,136
2008	2,869
2009	1,748
2010	1,349
Thereafter	1,119
$16,187

Total rent expense for the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, and for the years ended December 31, 2004 and 2003, was $4.9 million, $0.6 million, $7.2 million and $9.2 million respectively.

12.          Fair Market Value of Financial Instruments:

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities.

The fair value of the Company’s debt instruments are estimated based on quoted market prices except for the Quadrangle credit facility and the bank credit facility, which had no available quote and was estimated by the Company. Fair value of the bank credit facility is estimated to be face value based on the terms of the facility and its relatively recent issuance.   At December 31, the fair value and carrying amount of the Company’s debt for the years indicated were as follows (dollar amounts in thousands):

	Fair Value		Carrying Value
	2005	2004	2005	2004
Quadrangle Credit Facility	$—	$201,000	$—	$201,000
Bank Credit Facility	233,823	—	233,823	—
Senior Subordinated Notes (8.125%)	106,478	105,926	89,826	110,340
Senior Notes (7.375%)	—	165,928	—	164,285
Senior Subordinated Discount Notes (13.625%)	—	28,677	—	30,132
	$340,301	$501,531	$323,649	$505,757

The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

13.          Commitments and Contingencies:

Dealer Litigation

The company is a defendant in an arbitration proceeding brought by Ira Beer, the owner of two former Protection One dealers, Security Response Network and Homesafe Security, Inc. Mr. Beer alleges breach of contract, improper calculation of holdback amounts, and other causes of action. Discovery is ongoing in this matter. In late January 2006, after a period of considerable inactivity, the claimants requested an April 2006 arbitration date. Currently, no arbitration date has been established. In the opinion of management, this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

14.   Segment Reporting:

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

Reportable segments (dollar amounts in thousands):

	2005
	Protection One Monitoring(1)		Network Multifamily(2)			Consolidated
	February 9 - December 31	January 1 - February 8	February 9 - December 31	January 1 - February 8	Adjustments(3)	February 9 - December 31	January 1 - February 8
Revenues	$202,775	$24,480	$31,706	$4,063	$	$234,481	$28,543
Adjusted EBITDA(4)	61,281	7,228	14,616	1,780		75,897	9,008
Amortization of intangibles and depreciation expense	40,101	6,112	5,788	526		45,889	6,638
Amortization of deferred costs in excess of amortization of deferred revenues	7,937	2,239	552	598		8,489	2,837
Change of control and debt restructuring costs	—	5,939	—	—		—	5,939
Corporate consolidation costs	—	—	2,339	—		2,339	—
Key employee retention plan expense	—	354	—	81		—	435
Segment assets	386,860	—	64,529	—	(17,234)	434,155	—
Expenditures for property	5,516	249	164	1		5,680	250
Investment in new accounts and rental equipment, net	21,835	1,902	1,439	325		23,274	2,227

	For the year ended December 31, 2004
	Protection One Monitoring(1)	Network Multi- family(2)	Adjustments(3)	Consolidated
Revenue	$231,513	$37,746	$	$269,259
Adjusted EBITDA(4)	71,414	16,402		87,816
Amortization of intangibles and depreciation expense	73,560	4,895		78,455
Amortization of deferred costs in excess of amortization of deferred revenues	16,757	4,785		21,542
Change in control, debt restructuring and retention bonus expense	25,681	2,167		27,848
Segment assets	446,689	82,676	(68,321)	461,044
Expenditures for property	8,830	493		9,323
Investment in new accounts, net	18,585	2,832		21,417

	For the year ended December 31, 2003
	Protection One Monitoring(1)	Network Multi- family(2)	Adjustments(3)	Consolidated
Revenue	$238,999	$38,086	$	$277,085
Adjusted EBITDA(4)	73,161	15,652		88,813
Amortization of intangibles and depreciation expense	75,335	4,917		80,252
Amortization of deferred costs in excess of amortization of deferred revenues	12,874	4,153		17,027
Retention bonus and sale expense	4,674	1,493		6,167
Segment assets	778,384	91,331	(60,693)	809,022
Expenditures for property	6,553	897		7,450
Investment in new accounts, net	19,623	4,659		24,282

(1)          Includes allocation of holding company expenses reducing Adjusted EBITDA by $3.5 million, $0.3 million, $3.0 million and $7.0 million for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, and for the years ended December 31, 2004 and 2003, respectively.

(2)          Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.9 million, $0.1 million, $0.7 million and $1.8 million for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, and for the years ended December 31, 2004 and 2003, respectively.

(3)          Adjustment to eliminate intersegment accounts receivable.

(4)          Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (“GAAP”), such as income (loss) before income taxes or cash flow from operations. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company. See the table below for the reconciliation of Adjusted EBITDA to consolidated income (loss) before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the

Company’s operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.

	Consolidated
	(Dollars in thousands)
	February 9 - December 31	January 1 - February 8	Year Ended December 31,
	2005		2004	2003
Income (loss) before income taxes	$(17,423)	$(11,370)	$(84,327)	$(51,905)
Plus:
Interest expense	30,634	4,544	44,398	40,101
Amortization of intangibles and depreciation expense	45,889	6,638	78,455	80,252
Amortization of deferred costs in excess of amortization of deferred revenues	8,489	2,837	21,542	17,027
Change in control and debt restructuring costs	—-	5,939	24,382	—-
Key employee retention plan expense (a)	—-	435	3,466	6,167
Corporate consolidation costs (b)	2,339	——	—-	—-
Loss on retirement of debt	6,657	——	47	—-
Less:
Other income	(688)	(15)	(147)	(2,829)
Adjusted EBITDA	$75,897	$9,008	$87,816	$88,813

(a)           The Company entered into agreements with selected individuals to retain their services through sale and restructuring activities. The cost of these agreements is recorded in general and administrative expense.

(b)          Network Multifamily severance and retention expense related to corporate consolidation.

15.   Summarized Combined Financial Information of the Subsidiary Guarantors of Debt:

Protection One Alarm Monitoring, Inc., a wholly-owned subsidiary of the Company, is the primary obligor for all outstanding debt securities (see Note 6, “Debt”). These debt securities are fully and unconditionally guaranteed by Protection One, Inc. and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc. The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries. Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis is presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Statement of Operations
For the Period February 9, 2005 through December 31, 2005
(dollar amounts in thousands)
(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$178,346	$41,129	$—	$219,475
Other	—	14,918	88	—	15,006
Total revenues	—	193,264	41,217	—	234,481
Cost of revenues:
Monitoring and related services	—	51,401	10,842	—	62,243
Other	—	18,145	671	—	18,816
Total cost of revenues	—	69,546	11,513	—	81,059
Operating expenses
Selling	—	26,690	2,166	—	28,856
General and administrative	4,590	43,822	8,746	—	57,158
Corporate consolidation costs	—	—	2,339	—	2,339
Amortization and depreciation	4	39,287	6,598	—	45,889
Holding company allocation	(4,371)	3,497	874	—	—
Corporate overhead allocation	—	(897)	897	—	—
Total operating expenses	223	112,399	21,620	—	134,242
Operating income (loss)	(223)	11,319	8,084	—	19,180
Other income (expense)
Interest expense(a)	—	(27,950)	(733)	—	(28,683)
Related party interest	—	(1,951)	—	—	(1,951)
Loss on retirement of debt	—	(6,657)	—	—	(6,657)
Other	—	20,288	(34)	(19,566)	688
Equity earnings in subsidiary	2,054	7,005	—	(9,059)	—
Income (loss) from continuing operations before income taxes	1,831	2,054	7,317	(28,625)	(17,423)
Income tax expense	—	—	(312)		(312)
Net income (loss)	$1,831	$2,054	$7,005	$(28,625)	$(17,735)

(a)           Protection One Alarm Monitoring, Inc. allocated $740 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations
For the Period January 1, 2005 through February 8, 2005
(dollar amounts in thousands)
(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$21,455	$5,000	$—	$26,455
Other	—	1,916	172	—	2,088
Total revenues	—	23,371	5,172	—	28,543
Cost of revenues:
Monitoring and related services	—	6,151	1,249	—	7,400
Other	—	2,571	743	—	3,314
Total cost of revenues	—	8,722	1,992	—	10,714
Operating expenses
Selling	—	3,699	290	—	3,989
General and administrative	792	6,054	1,258	—	8,104
Change of control and debt restructuring costs	5,939	—	—	—	5,939
Amortization and depreciation	—	6,058	580	—	6,638
Holding company allocation	(437)	350	87	—	—
Corporate overhead allocation	—	(110)	110	—	—
Total operating expenses	6,294	16,051	2,325	—	24,670
Operating income (loss)	(6,294)	(1,402)	855	—	(6,841)
Other income (expense)
Interest expense(a)	—	(2,499)	(103)	—	(2,602)
Related party interest	—	(1,942)	—	—	(1,942)
Other	—	15	—	—	15
Equity earnings (loss) in subsidiary	(5,111)	717	—	4,394	—
Income (loss) from continuing operations before income taxes	(11,405)	(5,111)	752	4,394	(11,370)
Income tax expense	—	—	(35)	—	(35)
Net income (loss)	$(11,405)	$(5,111)	$717	$4,394	$(11,405)

(a)           Protection One Alarm Monitoring, Inc. allocated $103 of its interest expense to Network Multifamily.

Consolidating Statement of Operations
For the year ended December 31, 2004
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$201,228	$46,270	—	$247,498
Other	—	20,089	1,672	—	21,761
Total revenues	—	221,317	47,942	—	269,259
Cost of revenues:
Monitoring and related services	—	57,292	12,306	—	69,598
Other	—	25,810	6,171	—	31,981
Total cost of revenues	—	83,102	18,477	—	101,579
Operating expenses:
Selling	—	30,733	2,762	—	33,495
General and administrative	4,752	56,124	10,501	—	71,377
Change in control and debt restructuring costs	22,839	—	1,543	—	24,382
Amortization and depreciation	2	73,046	5,407	—	78,455
Holding company allocation	(3,720)	2,976	744	—	—
Corporate overhead allocation	—	(1,123)	1,123	—	—
Total operating expense	23,873	161,756	22,080	—	207,709
Operating income (loss)	(23,873)	(23,541)	7,385	—	(40,029)
Other income (loss):
Interest income (expense)(a)	—	(22,744)	(3,572)	—	(26,316)
Related party interest	—	(18,082)	—	—	(18,082)
Loss on retirement of debt	—	(47)	—	—	(47)
Other	—	147	—	—	147
Equity loss in subsidiary	(302,029)	(231)	—	302,260	—
Loss from continuing operations before income taxes	(325,902)	(64,498)	3,813	302,260	(84,327)
Income tax (expense) benefit	1,996	(237,531)	(4,044)		(239,579)
Net income (loss)	(323,906)	(302,029)	(231)	302,260	(323,906)

(a)           Protection One Alarm Monitoring, Inc. allocated $3,576 of its interest expense to Network Multifamily.

Consolidating Statement of Operations
For the year ended December 31, 2003
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$210,445	$45,821	—	$256,266
Other	—	18,823	1,996	—	20,819
Total revenues	—	229,268	47,817	—	277,085
Cost of revenues:
Monitoring and related services	—	60,667	12,538	—	73,205
Other	—	23,117	5,883	—	29,000
Total cost of revenues	—	83,784	18,421	—	102,205
Operating expenses:
Selling	—	28,563	2,954	—	31,517
General and administrative	8,798	58,423	10,523	—	77,744
Amortization and depreciation	2	74,860	5,390	—	80,252
Holding company allocation	(8,798)	7,038	1,760	—	—
Corporate overhead allocation	—	(1,040)	1,040	—	—
Aviation services	(661)	—	661	—	—
Total operating expense	(659)	167,844	22,328	—	189,513
Operating income (loss)	659	(22,360)	7,068	—	(14,633)
Other income (loss):
Interest income (expense)(a)	577	(20,754)	(4,910)	—	(25,087)
Related party interest	—	(15,014)	—	—	(15,014)
Other	(161)	2,990	—	—	2,829
Equity loss in subsidiary	(34,934)	(411)	—	35,345	—
Income (loss) from continuing operations before income taxes	(33,859)	(55,549)	2,158	35,345	(51,905)
Income tax (expense) benefit	(552)	21,200	(3,154)		17,494
Net loss	(34,411)	(34,349)	(996)	35,345	(34,411)

(a)           Protection One Alarm Monitoring, Inc. allocated $4,930 of its interest expense to Network Multifamily

Consolidating Statement of Assets and Liabilities (Deficiency in Assets)
December 31, 2005
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$19,468	$425	$—	$19,893
Receivables, net	—	23,526	6,335	—	29,861
Inventories, net	—	2,790	1,676	—	4,466
Prepaid expenses	28	2,497	658	—	3,183
Other miscellaneous receivables	—	111	—	—	111
Other	—	3,062	10	—	3,072
Total current assets	28	51,454	9,104	—	60,586
Restricted cash	—	1,597	—	—	1,597
Property and equipment, net	10	17,676	1,720	—	19,406
Customer accounts, net	—	187,570	45,305	—	232,875
Goodwill	—	6,142	6,018	—	12,160
Trade name	—	22,987	2,825		25,812
Deferred customer acquisition costs	—	66,253	6,945	—	73,198
Other	—	8,518	3	—	8,521
Accounts receivable (payable) from (to) associated companies	7,752	9,481	(17,233)	—	—
Investment in POAMI	(910)	—	—	910	—
Investment in subsidiary guarantors	—	47,852	—	(47,852)	—
Total assets	$6,880	$419,530	$54,687	$(46,942)	$434,155
Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt	$—	$2,356	$—	$—	$2,356
Accounts payable	—	2,601	125	—	2,726
Accrued liabilities	960	21,492	1,648	—	24,100
Deferred revenue	—	33,159	3,312	—	36,471
Total current liabilities	960	59,608	5,085	—	65,653
Long-term debt, net of current portion	—	321,293	—	—	321,293
Deferred customer acquisition revenue	—	38,746	1,127	—	39,873
Other	—	793	623	—	1,416
Total Liabilities	960	420,440	6,835	—	428,235
Stockholders’ Equity (Deficiency in Assets)
Common stock	182	2	1	(3)	182
Additional paid in capital	159,939	1,416,051	202,457	(1,618,508)	159,939
Accumulated other comprehensive loss	(107)	(107)	—	107	(107)
Deficit	(154,094)	(1,416,856)	(154,606)	1,571,462	(154,094)
Total stockholders’ equity (deficiency in assets)	5,920	(910)	47,852	(46,942)	5,920
Total liabilities and stockholders’ equity (deficiency in assets)	$6,880	$419,530	$54,687	$(46,942)	$434,155

Consolidating Statement of Assets and Liabilities (Deficiency in Assets)
December 31, 2004
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$51,944	$584	$—	$52,528
Restricted cash	—	926	—	—	926
Receivables, net	—	20,662	3,557	—	24,219
Inventories, net	—	3,016	2,212	—	5,228
Prepaid expenses	248	4,567	978	—	5,793
Other miscellaneous receivables	—	5,494	—	—	5,494
Other	—	2,336	39	—	2,375
Total current assets	248	88,945	7,370	—	96,563
Property and equipment, net	14	29,061	2,077	—	31,152
Customer accounts, net	—	166,542	9,613	—	176,155
Goodwill	—	—	41,847	—	41,847
Deferred customer acquisition costs	—	82,496	24,814	—	107,310
Other	—	8,017	—	—	8,017
Accounts receivable (payable) to (from) associated companies(a)	(33,088)	85,144	(52,056)	—	—
Investment in POAMI	(141,475)	—	—	141,475	—
Investment in subsidiary guarantors	—	22,738	—	(22,738)	—
Total assets	$(174,301)	$482,943	$33,665	$118,737	$461,044
Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt	$—	$395,417	$—	$—	$395,417
Accounts payable	—	1,496	770	—	2,266
Accrued liabilities	3,308	31,164	2,616	—	37,088
Due to related parties	—	335	—	—	335
Deferred revenue	—	32,447	1,570	—	34,017
Total current liabilities	3,308	460,859	4,956	—	469,123
Long-term debt, net of current portion	—	110,340	—	—	110,340
Deferred customer acquisition revenue	—	52,186	5,247	—	57,433
Other	—	1,033	724	—	1,757
Total Liabilities	3,308	624,418	10,927	—	638,653
Stockholders’ Equity (Deficiency in Assets)
Common stock	26	2	1	(3)	26
Additional paid in capital	1,380,728	1,344,051	161,232	(1,505,283)	1,380,728
Accumulated other comprehensive income	162	162	—	(162)	162
Deficit	(1,523,913)	(1,485,690)	(138,495)	1,624,185	(1,523,913)
Treasury stock	(34,612)	—	—	—	(34,612)
Total stockholders’ equity (deficiency in assets)	(177,609)	(141,475)	22,738	118,737	(177,609)
Total liabilities and stockholders’ equity (deficiency in assets)	$(174,301)	$482,943	$33,665	$118,737	$461,044

(a)           Includes $53,873 payable to Protection One Alarm Monitoring from Network Multifamily related to allocations of interest charges.

Condensed Consolidating Statement of Cash Flows

For the Period February 9, 2005 through December 31, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,853)	$29,541	$12,725	$—	$40,413
Cash flows from investing activities:
Deferred customer acquisition costs	—	(45,257)	(1,605)	—	(46,862)
Deferred customer acquisition revenue	—	24,193	167	—	24,360
Investment in non-monitored leased equipment	—	(772)	—	—	(772)
Purchase of property and equipment	—	(5,400)	(280)	—	(5,680)
Increase in restricted cash	—	(631)	—	—	(631)
Proceeds from redemption of preferred stock	—	4,399	—	—	4,399
Proceeds from disposition of marketable securities and other assets	—	946	89	—	1,035
Net cash used in investing activities	—	(22,522)	(1,629)	—	(24,151)
Cash flows from financing activities:
Payments on long-term debt	—	(212,714)	—	—	(212,714)
Payment on credit facility	—	(81,000)	—	—	(81,000)
Proceeds from borrowings	—	250,000	—	—	250,000
Proceeds from sale of common stock	1,750	—	—	—	1,750
Debt issue costs	—	(6,978)	—	—	(6,978)
Stock issue costs	(270)	—	—	—	(270)
Payment for interest rate cap	—	(922)	—	—	(922)
To (from) related companies	373	10,806	(11,179)	—	—
Net cash provided by (used in) financing activities	1,853	(40,808)	(11,179)	—	(50,134)
Net decrease in cash and cash equivalents	—	(33,789)	(83)	—	(33,872)
Cash and cash equivalents:
Beginning of period	—	53,257	508	—	53,765
End of period	$—	$19,468	$425	$—	$19,893

Condensed Consolidating Statement of Cash Flows

For the Period January 1, 2005 through February 8, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,787)	$8,265	$2,232	$—	$3,710
Cash flows from investing activities:
Deferred customer acquisition costs	—	(4,049)	(169)	—	(4,218)
Deferred customer acquisition revenue	—	2,147	(156)	—	1,991
Purchase of property and equipment	—	(249)	(1)	—	(250)
Proceeds from disposition of assets and sale of customer accounts	—	—	4	—	4
Net cash used in investing activities	—	(2,151)	(322)	—	(2,473)
Cash flows from financing activities:
To (from) related companies	6,787	(4,801)	(1,986)	—	—
Net cash provided by (used in) financing activities	6,787	(4,801)	(1,986)	—	—
Net increase (decrease) in cash and cash equivalents	—	1,313	(76)	—	1,237
Cash and cash equivalents:
Beginning of period	—	51,944	584	—	52,528
End of period	$—	$53,257	$508	$—	$53,765

Consolidating Condensed Statement of Cash Flows

December 31, 2004

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17,875)	$68,750	$10,939	$—	$61,814
Cash flows from investing activities:
Installation and purchases of new accounts	—	—	(14)	—	(14)
Deferred customer acquisition costs	—	(39,267)	(3,453)	—	(42,720)
Deferred customer acquisition revenue	—	20,697	620	—	21,317
Purchase of property and equipment	(13)	(8,666)	(644)	—	(9,323)
Proceeds from disposition of assets and sale of customer accounts	—	329	42	—	371
Net cash used in investing activities	(13)	(26,907)	(3,449)	—	(30,369)
Cash flows from financing activities:
Payment on long-term debt	—	(14,500)	—	—	(14,500)
Proceeds from sale of trademark	—	160	—	—	160
Funding from Westar	(53)	273	—	—	220
Due to (from) related companies	17,941	(9,663)	(8,278)	—	—
Net cash provided by (used in) financing activities	17,888	(23,730)	(8,278)	—	(14,120)
Net increase (decrease) in cash and cash equivalents	—	18,113	(788)	—	17,325
Cash and cash equivalents:
Beginning of period	—	33,831	1,372	—	35,203
End of period	$—	$51,944	$584	$—	$52,528

Consolidating Condensed Statement of Cash Flows

December 31, 2003

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$846	$46,841	$11,348	$—	$59,035
Cash flows from investing activities:
Installation and purchases of new accounts	—	(296)	(15)	—	(311)
Deferred customer acquisition costs	—	(37,457)	(5,366)	—	(42,823)
Deferred customer acquisition revenue	—	18,145	707	—	18,852
Purchase of property and equipment	(3)	(6,227)	(1,220)	—	(7,450)
Sale of AV-One, Inc.	1,411	—	—	—	1,411
Proceeds from disposition of assets and sale of customer accounts	19	2,702	129	—	2,850
Net cash provided by (used in) investing activities	1,427	(23,133)	(5,765)	—	(27,471)
Cash flows from financing activities:
Payment on long-term debt	—	(10,159)	—	—	(10,159)
Sale of parent company stock held as treasury	11,940	—	—	—	11,940
Purchase of treasury stock	(3)	—	—	—	(3)
Proceeds from sale of trademark	—	450	—	—	450
Issuance costs and other	285	74	—	—	359
Funding from Westar	599	(1,321)	—	—	(722)
Due to (from) related companies	(15,094)	20,590	(5,496)	—	—
Net cash provided by (used in) financing activities	(2,273)	9,634	(5,496)	—	1,865
Net cash provided by discontinued operations from operating activities	—	229	—	—	229
Net increase (decrease) in cash and cash equivalents	—	33,571	87	—	33,658
Cash and cash equivalents:
Beginning of period	—	260	1,285	—	1,545
End of period	$—	$33,831	$1,372	$—	$35,203

16.   Unaudited Quarterly Financial Information:

The following is a summary of the unaudited quarterly financial information for 2005 and 2004, respectively:.

			Quarter Ended
	January 1- February 8	February 9- March 31	June 30	September 30	December 31
2005
Revenues	$28,543	$36,911	$65,441	$65,623	$66,506
Net loss	(11,405)	(3,242)	(7,891)	(3,285)	(3,317)
Basic and diluted income (loss) per share:
Net income (loss)	(5.80)	(0.18)	(0.43)	(0.18)	(0.18)
Weighted average number of shares of common stock outstanding	1,966	18,199	18,199	18,199	18,199

	Quarter Ended
	March 31	June 30	September 30	December 31
2004
Revenues	$67,132	$67,274	$67,528	$67,325
Net income (loss)	(309,383)	(16,616)	(16,652)	18,745
Basic and diluted loss per share:
Net income (loss)	(157.37)	(8.45)	(8.47)	9.53
Weighted average number of shares of common stock outstanding	1,966	1,966	1,966	1,966

PROTECTION ONE, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)

Description	Balance at Beginning of period	Charged to costs and expenses	Deductions(a)	Balance at End of Period
Year ended December 31, 2003
Allowances deducted from assets for doubtful accounts	6,270	774	(145)	6,899
Year ended December 31, 2004
Allowances deducted from assets for doubtful accounts	6,899	729	(2,052)	5,576
Year ended December 31, 2005
Allowances deducted from assets for doubtful accounts	5,576	1,936	(2,533)	4,979

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

ITEM 9A.        CONTROLS AND PROCEDURES

As of December 31, 2005, the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures  (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management’s control objectives.

During the fourth fiscal quarter ended December 31, 2005, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter that were not reported.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information relating to our directors, nominees for directors and executive officers is set forth under the heading “Election of Directors” in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2006, which will be filed with the Securities and Exchange Commission no later than April 30, 2006, and which is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

Information relating to our executive officers and executive compensation is set forth under the heading “Executive Officers; Executive Compensation and Related Information” in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2006, which will be filed with the Securities and Exchange Commission no later than April 30, 2006, and which is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management and Directors” and “Equity Compensation Plan Information” in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2006, which will be filed with the Securities and Exchange Commission no later than April 30, 2006, and which is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions concerning directors and executive officers is set forth under the heading “Certain Relationships and Related Transactions” in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2006, which will be filed with the Securities and Exchange Commission no later than April 30, 2006, and which is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to our principal accountant fees and services is set forth under the heading “Relationship with Independent Public Accountants” in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2006, which will be filed with the Securities and Exchange Commission no later than April 30, 2006, and which is incorporated herein by reference.

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
3.1

Amended and Restated Certificate of Incorporation, effective as of February 8, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2004, as amended (the “Fiscal 2004 Form 10-K, as amended”)).

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

10.1	Warrant Agreement dated as of May 17, 1995, between POI and The First National Bank of Boston, as Warrant Agent (incorporated by reference to Exhibit 10.40 to the 1995 Form S-4).
10.2	1994 Stock Option Plan of POI, as amended (incorporated by reference to Exhibit 10.23 to the Fiscal 1996 Form 10-K).*
10.3	1997 Long-Term Incentive Plan of POI, as amended (incorporated by reference to Exhibit 10.3 to the Fiscal 2004 Form 10-K, as amended).*
10.4	2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by POI and Monitoring dated February 8, 2005).*
10.5

Exchange Agreement dated as of November 12, 2004 by and among the Company, POI Acquisition L.L.C., POI Acquisition I, Inc. and Quadrangle Master Limited Funding Ltd (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended September 30, 2004).

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

10.44

Revolving Credit Facility Standstill Agreement dated as of February 17, 2004, among POI Acquisition, L.L.C., Protection One, Inc., Protection One Alarm Monitoring, Inc. and Network Multi-Family Security Corporation (filed as Exhibit 10.43 to our February 18, 2004 Form 8-K).

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
10.58

Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin (incorporated by reference to Exhibit 10.58 to the Fiscal 2004 Form 10-K, as amended).*

10.59

First Amendment to Employment Agreement dated February 8, 2005 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin (incorporated by reference to Exhibit 10.59 to the Fiscal 2004 Form 10-K, as amended).*

10.60	Senior Management 2005 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.60 to the Fiscal 2004 Form 10-K, as amended).*
10.61

First Amendment to Employment Agreement dated February 8, 2005 between Protection One, Inc., Network Multi-Family Security Corporation, Protection One Alarm Monitoring, Inc. and Steven V. Williams (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 7, 2005).

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

PROTECTION ONE, INC.

PROTECTION ONE ALARM MONITORING, INC.

Date: March 20, 2006	By:	/s/ DARIUS G. NEVIN
Darius G. Nevin,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD GINSBURG	President, Chief Executive Officer and Director	March 20, 2006
Richard Ginsburg

/s/ DARIUS G. NEVIN	Executive Vice President and Chief Financial Officer	March 20, 2006
Darius G. Nevin

/s/ ERIC A. DEVIN	Vice President, Treasurer, Controller and Assistant	March 20, 2006
Eric A. Devin,	Secretary

/s/ ROBERT J. MCGUIRE	Director	March 20, 2006
Robert J. McGuire

/s/ STEVEN RATTNER	Director	March 20, 2006
Steven Rattner

/s/ DAVID A. TANNER	Director	March 20, 2006
David A. Tanner

/s/ MICHAEL WEINSTOCK	Director	March 20, 2006
Michael Weinstock