Form 10-K/A
period 2005-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2006-04-10
CIK 916230, 916310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-12181-01	Commission file number: 1-12181

Protection One, Inc.	Protection One Alarm Monitoring, Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	93-1063818	Delaware	93-1064579
(State or other jurisdiction of	(I.R.S. Employer	(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)	incorporation or organization)	Identification No.)

1035 N. 3rd Street, Suite 101, Lawrence, KS	66044	1035 N. 3rd Street, Suite 101, Lawrence, KS	66044
(Address of principal executive offices)	(Zip Code)	(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This amended annual report on Form 10-K/A is being filed to correct an error in calculation of depreciation for certain assets revalued as part of the push down accounting adjustments described herein. In the original annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 20, 2006, depreciation expense was overstated by approximately $2.1 million, which resulted in reporting a larger net loss for the period February 9, 2005 through December 31, 2005, than was actually incurred. This amendment provides the correct amount of depreciation on the Consolidated Statement of Operations and Comprehensive Loss for the period February 9, 2005 through December 31, 2005, as well as the correct amount of net property and equipment and stockholders’ equity on the Consolidated Balance Sheet as of December 31, 2005.

This amendment also includes an updated report and consent of the independent registered public accounting firm as well as updated certifications of our principal executive officer and principal financial officer. Accordingly, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this amendment contains the complete text of Item 1A, “Risk Factors,” Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8, “Financial Statements and Supplementary Data,” Item 9A, “Controls and Procedures” and Item 15, “Exhibits, Financial Statement Schedules,” as amended.

See Note 17 of the Notes to the Consolidated Financial Statements, “Restatement of Consolidated Financial Statements,” for detailed information concerning the restatements. In order to preserve the nature and the character of the disclosures as of March 20, 2006, no attempt has been made in this Form 10-K/A to modify or update such disclosures except as required to reflect the results of the restatement.

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

We incurred net losses of $15.6 million in the period February 9, 2005 through December 31, 2005, $11.4 million in the period January 1, 2005 through February 8, 2005, $323.9 million in 2004 and $34.4 million in 2003. These losses reflect the following, among other factors:

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

SELECTED CONSOLIDATED FINANCIAL DATA

	February 9 through December 31, 2005 (a)	January 1 through February 8, 2005 (b)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(As Restated) (f)
		(dollar amounts in thousands, except per share amounts)
Statements of operations data
Revenues	$234,481	$28,543	$269,259	$277,085	$290,580	$332,846
Cost of revenues	81,059	10,714	101,579	102,205	113,158	119,074
Selling, general and administrative expenses	86,014	12,093	104,872	109,261	112,984	126,012
Change in control, restructuring and corporate consolidation costs	2,339	5,939	24,382	—	—	—
Amortization of intangibles and depreciation expense	43,742	6,638	78,455	80,252	82,440	195,773
Other charges:
Loss on impairment of customer accounts (d)	—	—	—	—	338,104	—
Loss on impairment of goodwill (d)	—	—	—	—	103,937	—
Operating income (loss)	21,327	(6,841)	(40,029)	(14,633)	(460,043)	(108,013)
Interest expense	(30,634)	(4,544)	(44,398)	(40,101)	(43,023)	(51,737)
Gain (loss) on retirement of debt	(6,657)	—	(47)	—	19,337	53,043
Other income	688	15	147	2,829	602	125
Loss from continuing operations before income taxes	(15,276)	(11,370)	(84,327)	(51,905)	(483,127)	(106,582)
Income tax benefit (expense) (e)	(312)	(35)	(239,579)	17,494	148,852	21,572
Loss from continuing operations before accounting change	(15,588)	(11,405)	(323,906)	(34,411)	(334,275)	(85,010)
Loss from discontinued operations, net of taxes	—	—	—	—	(2,967)	(1,038)
Cumulative effect of accounting change, net of taxes
Continuing operations (d)	—	—	—	—	(541,330)	—
Discontinued operations (d)	—	—	—	—	(2,283)	—
Net loss	$(15,588)	$(11,405)	$(323,906)	$(34,411)	$(880,855)	$(86,048)
Net loss from continuing operations before accounting changes per share of common stock (c)	$(0.86)	$(5.80)	$(164.78)	$(17.53)	$(170.46)	$(40.31)
Weighted average number of shares of common stock outstanding (c)	18,198,571	1,965,654	1,965,654	1,962,587	1,961,424	2,109,172

Consolidated balance sheet data
Working capital deficit	$(5,067)	$(373,052)	$(372,560)	$(148,957)	$(12,071)	$(2,834)
Customer accounts, net (a)	232,875	170,717	176,155	244,744	312,785	719,679
Goodwill, net (a)	12,160	41,847	41,847	41,847	41,847	763,449
Total assets (a)	436,302	457,008	461,044	809,022	837,572	1,748,938
Long term debt, including capital leases, net of current portion	321,293	110,340	110,340	331,874	547,798	584,115
Total stockholders’ equity (deficiency in assets)	8,067	(183,666)	(177,609)	146,174	168,147	1,061,776

Other operating data
Number of customers at end of period	1,012,797	1,029,211	1,030,113	1,048,320	1,073,698	1,133,323
Cash flows provided by operations	40,413	3,710	61,814	59,035	43,391	36,811
Cash flows used in investment activities	(24,151)	(2,473)	(30,369)	(27,471)	(20,943)	(7,724)
Cash flows provided by (used in) financing activities	(50,134)	—	(14,120)	1,865	(24,950)	(27,879)

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

(f)  See Note 17 to the Consolidated Financial Statements included in Part II, Item 8.

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

As discussed in Note 17 to the Consolidated Financial Statements, the Company’s 2005 consolidated financial statements have been restated. The accompanying management’s discussion and analysis gives effect to the restatement.

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

On November 12, 2004, we entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of our common stock (on a post-reverse stock split basis). The exchange was completed on February 8, 2005 and was accompanied by a one-share-for-fifty-shares reverse stock split of our common stock. The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of our common stock.

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

Other Significant Activities

Net Loss

We incurred a net loss of $15.6 million for the period February 9, 2005 through December 31, 2005 and $11.4 million for the period January 1, 2005 through February 8, 2005. The net loss in the period February 9, 2005 through December 31, 2005 includes $2.3 million in severance and other costs related to our efforts to consolidate operations with our Network Multifamily subsidiary. The net loss in the period January 1, 2005 through February 8, 2005 includes $5.9 million in charges related to our debt restructuring. The remaining net loss in both periods reflects a decline in revenue, substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness.

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

We believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. Management monitors RMR, among other things, to evaluate our ongoing performance. The table below reconciles our RMR to revenues reflected on our consolidated statements of operations (information for the period January 1, 2005 through February 8, 2005 was not considered to be material in a comparison of RMR as of fiscal year end and therefore has not been presented).

	February 9 – December 31	Year Ended December 31,
	2005	2004	2003
	(dollar amounts in millions)
RMR at December 31	$19.9	$19.9	$20.1
Amounts excluded from RMR:
Amortization of deferred revenue	0.5	0.8	0.6
Other revenues (a)	1.9	1.7	2.1
Revenues (GAAP basis):
December	22.3	22.4	22.8
February 9 – November 30, 2005	212.2	—	—
January – November	—	246.9	254.3

Total period revenue	$234.5	$269.3	$277.1

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

The following table identifies RMR by segment and in total for the years indicated.

	Year Ended December 31
	2005			2004			2003
	Protection One Monitoring	Network Multi-family	Total	Protection One Monitoring	Network Multi-family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)
Beginning RMR balance (a)	$17,112	$2,795	$19,907	$17,255	$2,834	$20,089	$18,239	$2,798	$21,037
RMR retail additions	1,907	91	1,998	1,729	160	1,889	1,638	225	1,863
RMR retail losses, excluding Hurricane Katrina	(2,085)	(187)	(2,272)	(2,146)	(213)	(2,359)	(2,624)	(185)	(2,809)
RMR retail losses from Hurricane Katrina (b)	(72)	(15)	(87)	—	—	—	—	—	—
Price changes and other	270	40	310	222	14	236	(42)	(4)	(46)
Net change in wholesale RMR, excluding losses from Hurricane Katrina	19	—	19	52	—	52	44	—	44
RMR wholesale losses from Hurricane Katrina (b)	(2)	—	(2)	—	—	—	—	—	—
Ending RMR balance	$17,149	$2,724	$19,873	$17,112	$2,795	$19,907	$17,255	$2,834	$20,089

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

The table below reconciles our recurring monthly revenue by segment to revenues reflected in our segment results of operations (information for the period January 1, 2005 through February 8, 2005 was not considered to be material in a comparison of RMR as of fiscal year end and therefore has not been presented).

	February 9 – December 31,			Year Ended December 31,
	2005			2004			2003
	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
				(dollar amounts in millions)
RMR at December 31	$17.2	$2.7	$19.9	$17.1	$2.8	$19.9	$17.3	$2.8	$20.1
Amounts excluded from RMR:
Amortization of deferred revenue	0.5	0.0	0.5	0.6	0.2	0.8	0.5	0.1	0.6
Other revenues (a)	1.6	0.3	1.9	1.6	0.1	1.7	1.8	0.3	2.1
Revenues (GAAP basis):
December	19.3	3.0	22.3	19.3	3.1	22.4	19.6	3.2	22.8
February 9 – November 30, 2005	183.5	28.7	212.2	—	—	—	—	—	—
January – November	—	—	—	212.2	34.7	246.9	219.4	34.9	254.3
Total period revenue	$202.8	$31.7	$234.5	$231.5	$37.8	$269.3	$239.0	$38.1	$277.1

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

	2005
	February 9-	January 1 -	Year Ended December 31,
	December 31	February 8	2004	2003
	(dollar amounts in thousands)

Monitoring and related services revenues	$219,475	$26,455	$247,498	$256,266
Cost of monitoring and related services revenues	62,243	7,400	69,598	73,205
Gross margin	$157,232	$19,055	$177,900	$183,061

Gross margin %	71.6%	72.0%	71.9%	71.4%

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

As defined above, customer attrition by business segment for the years ended December 31, 2005, 2004 and 2003 is summarized below:

	Customer Account Attrition
	December 31, 2005			December 31, 2005, Excluding Hurricane Katrina (a)			December 31, 2004		December 31, 2003
	Annualized Fourth Quarter	Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
Protection One Monitoring (a)	6.2%	8.3%		7.1%	7.8%		7.8%	8.5%	10.3%	10.5%
Protection One Monitoring, excluding wholesale (a)	12.3%	13.3%		12.8%	12.8%		12.3%	12.9%	14.6%	14.5%
Network Multifamily	3.3%	6.4	%(b)	4.5%	5.9	%(b)	7.1%	6.4%	6.5%	5.8%
Total Company (a)	5.3%	7.7%		6.3%	7.2%		7.6%	7.8%	9.1%	9.0%

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

	Customer Account Attrition
	December 31, 2005			December 31, 2005, excluding Hurricane Katrina (a)			December 31, 2004		December 31, 2003
	Annualized Fourth Quarter	Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month

Protection One Monitoring	4.5%	6.4%		5.3%	6.0%		6.0%	6.6%	8.5%	8.5%
Protection One Monitoring, excluding wholesale	10.0%	10.8%		10.4%	10.3%		10.0%	10.4%	12.3%	11.9%
Network Multifamily	3.3%	6.4	%(b)	4.5%	5.9	%(b)	7.1%	6.4%	6.5%	5.7%
Total Company	4.1%	6.4%		5.1%	6.0%		6.4%	6.5%	7.8%	7.6%

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

The table below shows the change in our total company customer base including customer additions and attrition from 2005 to 2003:

	Year Ended December 31,
	2005	2004	2003
Beginning Balance, January 1,	1,030,113	1,048,320	1,073,698
Customer additions, excluding wholesale	63,418	68,687	76,226
Customer losses, excluding wholesale (a)	(90,403)	(91,600)	(102,853)
Changes in wholesale customer and other adjustments (b)	9,669	4,706	1,249
Ending Balance, December 31,	1,012,797	1,030,113	1,048,320

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

Push Down Accounting

As described in “Significant Activities—New Basis of Accounting” above, we have ‘‘pushed down’’ Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities.  The “pushed-down” basis at February 8, 2005 was used to value customer accounts, property and equipment, trade name, goodwill, deferred customer acquisition costs and revenues, debt, additional paid in capital and deficit as of the restructuring.  Additions of assets or liabilities subsequent to February 8, 2005 are initially valued at cost.

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

	February 9 – December 31,			January 1 – February 8,			For the Year Ended December 31,
	2005			2005			2004			2003
	Revenues- other	Cost of revenues- other	Selling expense	Revenues- other	Cost of revenues- other	Selling expense	Revenues- other	Cost of revenues- other	Selling expense	Revenues- other	Cost of revenues- other	Selling expense
Protection One Monitoring segment:
Total amount incurred	$35,532	$42,469	$36,359	$3,265	$3,663	$3,645	$34,291	$39,207	$33,647	$32,494	$37,643	$34,439
Amount deferred	(24,193)	(29,947)	(15,309)	(2,147)	(2,579)	(1,470)	(20,698)	(25,075)	(14,192)	(18,145)	(23,320)	(14,138)
Amount amortized	3,579	5,623	5,893	798	1,487	1,550	6,496	11,678	11,575	4,474	8,794	8,554
Amount included in Statement of Operations	$14,918	$18,145	$26,943	$1,916	$2,571	$3,725	$20,089	$25,810	$31,030	$18,823	$23,117	$28,855
Network Multifamily segment:
Total amount incurred	$167	$1,638	$1,912	$(156)	$169	$237	$695	$3,421	$2,287	$922	$5,262	$2,714
Amount deferred	(167)	(1,579)	(27)	156	(160)	(9)	(619)	(3,293)	(160)	(707)	(5,007)	(358)
Amount amortized	88	612	28	172	734	36	1,596	6,043	338	1,781	5,628	306
Amount included in Statement of Operations	$88	$671	$1,913	$172	$743	$264	$1,672	$6,171	$2,465	$1,996	$5,883	$2,662
Total Company:
Total amount incurred	$35,699	$44,107	$38,271	$3,109	$3,832	$3,882	$34,986	$42,628	$35,934	$33,416	$42,905	$37,153
Amount deferred	(24,360)	(31,526)	(15,336)	(1,991)	(2,739)	(1,479)	(21,317)	(28,368)	(14,352)	(18,852)	(28,327)	(14,496)
Amount amortized	3,667	6,235	5,921	970	2,221	1,586	8,092	17,721	11,913	6,255	14,422	8,860
Amount reported in Statement of Operations	$15,006	$18,816	$28,856	$2,088	$3,314	$3,989	$21,761	$31,981	$33,495	$20,819	$29,000	$31,517

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

Our amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
New amortization method (post February 8, 2005):
Protection One Monitoring	Ten–year 135% declining balance
Network Multifamily	Nine–year straight-line

Historical amortization method (pre February 9, 2005):
Protection One Monitoring:
• Acquired Westinghouse Customers	Eight–year 120% declining balance
• Other Customers	Ten–year 135% declining balance
Network Multifamily	Nine–year straight-line

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

For the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, we incurred consolidated net losses of $15.6 million and $11.4 million, respectively, or losses per share of common stock of $0.86 and $5.80 respectively. For the years ended December 31, 2004, and 2003, we incurred consolidated net losses of $323.9 million and $34.4 million, respectively, or losses per share of common stock of $164.78 and $17.53, respectively. We recorded an operating profit for the period February 9, 2005 through December 31, 2005 of $21.3 million. This operating profit, which is the first in recent history, is primarily the result of reduced amortization of customer accounts related to the pushdown accounting described in “—New Basis of Accounting” above, and a reduction in general and administrative expenses. Interest expense of $30.6 million and a loss on retirement of debt of $6.7 million for the period February 9, 2005 through December 31, 2005 contributed to the net loss for the post-push down period. The net loss in the period January 1, 2005 through February 8, 2005 includes $5.9 million for change in control and debt restructuring costs. The loss in 2004 includes net income tax expense of $239.6 million primarily due to a valuation allowance established on our deferred tax assets and also includes $24.4 million in change in control and debt restructuring transaction-related costs and $3.5 million in retention bonuses.

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

	February 9 through December 31,		January 1 through February 8,		For the year ended December 31,
	2005				2004		2003
	(dollar amounts in thousands)
Revenues
Monitoring and related services	$187,857	92.6%	$22,564	92.2%	$211,424	91.3%	$220,176	92.1%
Other	14,918	7.4	1,916	7.8	20,089	8.7	18,823	7.9
Total Revenues	202,775	100.0	24,480	100.0	231,513	100.0	238,999	100.0
Cost of revenues (exclusive of amortization and depreciation shown below)
Monitoring and related services	55,498	27.4	6,627	27.1	61,762	26.7	64,803	27.1
Other	18,145	8.9	2,571	10.5	25,810	11.1	23,117	9.7
Total cost of revenues (exclusive of amortization and depreciation shown below)	73,643	36.3	9,198	37.6	87,572	37.8	87,920	36.8
Operating Expenses
Selling expenses	26,943	13.3	3,725	15.2	31,030	13.4	28,855	12.1
General and administrative expenses	48,845	24.1	6,922	28.3	61,096	26.4	66,611	27.9
Change in control and debt restructuring costs	—	—	5,939	24.3	22,839	9.9	—	—
Amortization of intangibles and depreciation expense	37,954	18.7	6,112	24.9	73,560	31.8	75,335	31.5
Total operating expenses	113,742	56.1	22,698	92.7	188,525	81.5	170,801	71.5
Operating profit (loss)	$15,390	7.6%	$(7,416)	(30.3)%	$(44,584)	(19.3)%	$(19,722)	(8.3)%

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

Further analysis of the change in the Protection One Monitoring customer account base is shown in the table below.

	2005	2004	2003
Beginning Balance, January 1,	699,603	712,491	743,786
Customer additions, excluding wholesale	53,974	52,584	51,181
Customer losses, excluding wholesale (a)	(69,620)	(70,178)	(83,725)
Changes in wholesale customer and other adjustments (b)	10,798	4,706	1,249
Ending Balance, December 31,	694,755	699,603	712,491
Twelve month trailing attrition (c)	8.3%	8.5%	10.5%

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

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives, which resulted in a decrease of $31.9 million in amortization of customer accounts for 2005. The remaining lives of fixed assets were generally decreased which resulted in an increase of $2.4 million in depreciation expense in 2005. The customer accounts are amortized over a ten year life on an accelerated basis while the remaining asset lives for the components of fixed assets have generally been shortened.

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

The following table provides information for comparison of the Network Multifamily operating results for the periods presented. Next to each year’s results of operations, we provide the relevant percentage of total revenues so that comparisons about the relative change in revenues and expenses can be made. As a result of the push down accounting adjustments described in “—

New Basis of Accounting” above, the post-push down period and the pre-push down period in 2005 and the years ended December 31, 2004 and December 31, 2003 information presented in the following tables may not be comparable.

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

	2005	2004	2003
Beginning Balance, January 1	330,510	335,829	329,912
Additions	9,444	16,103	25,045
Customer losses (a)	(20,783)	(21,422)	(19,128)
Conversion adjustments	(1,129)	—	—
Ending Balance, December 31,	318,042	330,510	335,829
Twelve month trailing attrition (b)	6.4%	6.4%	5.8%

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

On April 18, 2005, we entered into a new credit agreement, which enabled us to redeem our 7.375% senior notes due 2005 for approximately $166.3 million plus accrued interest (approximately $164.3 million aggregate principal amount outstanding) and repay the Quadrangle credit facility (approximately $78.0 million aggregate principal amount outstanding). The 7.375% senior notes and the Quadrangle credit facility would have matured on August 15, 2005. The bank credit facility provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity if we do not refinance our 8.125% senior subordinated notes due 2009 before July 2008. The new revolving credit facility is undrawn as of March 10, 2006 and approximately $24.0 million remains available after reducing total availability by approximately $1.0 million for outstanding letters of credit. We intend to use any other proceeds from borrowings under the revolving credit facility, from time to time, for working capital and general corporate purposes. Letters of credit are also available under the bank credit agreement.

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

Our long-term debt instruments contain restrictions based on “EBITDA.”  EBITDA is generally derived by adding to income (loss) before income taxes, interest expense, depreciation expense and amortization expense. However, under the indenture related to our 8.125% senior subordinated notes and our bank credit facility various and numerous additional adjustments to EBITDA are sometimes required.

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

Cash Flow

Operating Cash Flows for the Year Ended December 31, 2005. Our operating activities provided net cash flows of $40.4 million and $3.7 million for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively. Our operating activities provided net cash flows of $61.8 and $59.0 million in 2004 and 2003, respectively. The decrease in cash flows from operating activities in 2005 compared to 2004 and 2003 is primarily related to the termination of the tax sharing agreement with Westar partially offset by a reduction of cash interest expense and a decrease in change in control, debt restructuring, retention and corporate consolidation costs. We received $45.9 million in cash from Westar under the tax sharing settlement in 2004 and $20.0 million in tax sharing payments in 2003. Cash interest expense was $25.2 and $6.5 million for the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, respectively, compared to $45.0 million and $41.0 million for the years ended December 31, 2004 and 2003, respectively. We made corporate consolidation, change in control, debt restructuring and retention and severance payments of $2.3 million and $9.1 million for the periods February 9 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively, compared to $25.1 million and $5.1 million for the years ended December 31, 2004 and 2003, respectively.

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

Capital Expenditures. We made capital expenditures of approximately $31.4 million in 2005. Of such amount, we invested approximately $24.7 million in customer acquisition costs, $0.8 million in non-monitored leased equipment and $5.9 million for fixed assets. Assuming we have available funds, capital expenditures for 2006 and 2007 are expected to be approximately $36.4 million and $38.2 million, respectively, of which approximately $28.3 million and $31.2 million, respectively, would be used for customer acquisition costs, with the balance to be used for fixed assets. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

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

Material Commitments

We have the following future, material, long-term commitments as of December 31, 2005:

	Payment Due by Period
At December 31, 2005:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollar amounts in thousands)
Contractual Obligations
Long-Term Debt Obligations (a)	$344,162	$2,356	$231,466	$110,340	$—
Interest Obligations on Long-Term Debt (a)	74,050	26,164	43,403	4,483	—
Operating Leases Obligations	16,188	4,967	7,005	3,097	1,119
Purchase Obligations (b)	11,250	3,750	7,500	—	—
Total (c)	$445,650	$37,237	$289,374	$117,920	$1,119

(a)  Assumes (i) payment of 8.125% senior subordinated notes at contractual maturity date of January 15, 2009; and (ii) bank credit facility subject to early maturity date of June 30, 2008. Interest rate used to calculate interest obligation on variable rate bank credit facility is the weighted average rate at December 31, 2005.

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

The table below shows our total commercial commitments and the expected expiration per period:

At December 31, 2005:	Amount of Commitment Expiration Per Period
	Total	2006	2007-2008	2009-2010	Thereafter
	(dollar amounts in thousands)
Other Commercial Commitments
Standby letters of credit	1,024	1,024	—	—	—
Total commercial commitments	$1,024	$1,024	$—	$—	$—

Credit Ratings

As of March 10, 2006, our public debt was rated as follows:

	Bank Credit Facility	8.125% Senior Subordinated Notes Due 2009	Outlook
S & P	B+	B-	Negative
Moody’s	B2	Caa1	Stable

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

As discussed in Note 17, the consolidated financial statements as of December 31, 2005 and for the period February 9, 2005 through December 31, 2005 have been restated.

DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 16, 2006 (April 10, 2006 as to the effects of the restatement discussed in Note 17)

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except for per share amounts)

	December 31,
	2005	2004
	(As Restated, See Note 17)
ASSETS
Current assets:
Cash and cash equivalents	$19,893	$52,528
Restricted cash	—	926
Receivables, net	29,861	24,219
Inventories, net	4,466	5,228
Prepaid expenses	3,183	5,793
Other miscellaneous receivables	111	5,494
Other	3,072	2,375
Total current assets	60,586	96,563
Restricted cash	1,597	—
Property and equipment, net	21,553	31,152
Customer accounts, net	232,875	176,155
Goodwill	12,160	41,847
Trade name	25,812	—
Deferred customer acquisition costs	73,198	107,310
Other	8,521	8,017
Total Assets	$436,302	$461,044
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt, including $201,000 due to related party in 2004	$2,356	$395,417
Accounts payable	2,726	2,266
Accrued liabilities	24,100	37,088
Due to related parties	—	335
Deferred revenue	36,471	34,017
Total current liabilities	65,653	469,123
Long-term debt, net of current portion	321,293	110,340
Deferred customer acquisition revenue	39,873	57,433
Other liabilities	1,416	1,757
Total Liabilities	428,235	638,653
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 18,198,571 shares issued at December 31, 2005 and 2,562,512 shares issued at December 31, 2004	182	26
Additional paid-in capital	159,939	1,380,728
Accumulated other comprehensive income (loss)	(107)	162
Deficit	(151,947)	(1,523,913)
Treasury stock, at cost, 596,858 shares at December 31, 2004	—	(34,612)
Total stockholders’ equity (deficiency in assets)	8,067	(177,609)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$436,302	$461,044

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except for per share amounts)

	February 9 – December 31,	January 1 – February 8,	Year Ended December 31,
	2005		2004	2003
	(As Restated, See Note 17)
Revenues:
Monitoring and related services	$219,475	$26,455	$247,498	$256,266
Other	15,006	2,088	21,761	20,819
Total revenues	234,481	28,543	269,259	277,085
Cost of revenues (exclusive of amortization and depreciation shown below):
Monitoring and related services	62,243	7,400	69,598	73,205
Other	18,816	3,314	31,981	29,000
Total cost of revenues (exclusive of amortization and depreciation show below)	81,059	10,714	101,579	102,205
Operating expenses:
Selling	28,856	3,989	33,495	31,517
General and administrative	57,158	8,104	71,377	77,744
Change in control and debt restructuring costs	—	5,939	24,382	—
Corporate consolidation costs	2,339	—	—	—
Amortization and depreciation	43,742	6,638	78,455	80,252
Total operating expenses	132,095	24,670	207,709	189,513
Operating income (loss)	21,327	(6,841)	(40,029)	(14,633)
Other expense (income):
Interest expense	28,683	2,602	26,316	25,087
Related party interest	1,951	1,942	18,082	15,014
Loss on retirement of debt	6,657	—	47	—
Other	(688)	(15)	(147)	(2,829)
Total other expense	36,603	4,529	44,298	37,272
Loss before income taxes	(15,276)	(11,370)	(84,327)	(51,905)
Income tax (expense) benefit	(312)	(35)	(239,579)	17,494
Net loss	$(15,588)	$(11,405)	$(323,906)	$(34,411)
Other comprehensive income (loss), net of tax:
Reclassification adjustment for realized gain on marketable securities	(162)	—	—	—
Unrealized gain on marketable securities	—	—	84	78
Unrealized loss on interest rate cap	(107)	—	—	—
Comprehensive loss	$(15,857)	$(11,405)	$(323,822)	$(34,333)
Basic and diluted per share information:
Net loss per common share	$(0.86)	$(5.80)	$(164.78)	$(17.53)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	February 9 – December 31,	January 1 – February 8,	Year Ended December 31,
	2005		2004	2003
	(As Restated, See Note 17)
Cash flows from operating activities:
Net loss	$(15,588)	$(11,405)	$(323,906)	$(34,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on retirement of debt	6,657	—	47	—
Senior notes received in tax sharing settlement	—	—	(26,640)	—
(Gain) loss on sale of assets	(766)	8	(93)	(2,092)
Amortization and depreciation	43,742	6,638	78,455	80,252
Amortization of debt costs, discounts and premium	7,524	2	681	735
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenues	8,489	2,837	21,542	17,027
Deferred income taxes	—	—	286,309	8,469
Provision for doubtful accounts	1,664	272	729	774
Other	(119)	(15)	(69)	2
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(6,868)	(263)	(1,278)	1,637
Related party tax receivable	—	—	26,087	(5,343)
Other assets	6,050	5,500	(3,951)	(175)
Accounts payable	(4,359)	5,114	(3,139)	(683)
Deferred revenue	1,007	1,346	638	(2,577)
Other liabilities	(7,020)	(6,324)	6,402	(4,580)
Net cash provided by operating activities	40,413	3,710	61,814	59,035
Cash flows from investing activities:
Installations and purchases of new accounts	—	—	(14)	(311)
Deferred customer acquisition costs	(46,862)	(4,218)	(42,720)	(42,823)
Deferred customer acquisition revenue	24,360	1,991	21,317	18,852
Purchase of rental equipment	(772)	—	—	—
Purchase of property and equipment	(5,680)	(250)	(9,323)	(7,450)
Net increase in restricted cash	(631)	—	—	—
Proceeds from disposition of marketable securities	660	—	—	—
Proceeds from redemption of preferred stock	4,399	—	—	—
Proceeds from disposition of assets and sale of customer accounts	375	4	371	2,850
Sale of AV One, Inc.	—	—	—	1,411
Net cash used in investing activities	(24,151)	(2,473)	(30,369)	(27,471)
Cash flows from financing activities:
Payments on long-term debt	(212,714)	—	(14,500)	(10,159)
Payments on credit facility	(81,000)	—	—	—
Proceeds from long-term debt	250,000	—	—	—
Proceeds from sale of common stock	1,750	—	—	—
Sale of parent company stock held as treasury	—	—	—	11,940
Purchase of treasury stock	—	—	—	(3)
Proceeds from trademark licensing fees	—	—	160	450
Stock issuance (costs) proceeds	(270)	—	—	359
Payment for interest rate caps	(922)	—	—	—
Debt issue costs	(6,978)	—	—	—
Funding from (payment to) parent	—	—	220	(722)
Net cash provided by (used in) financing activities	(50,134)	—	(14,120)	1,865
Net cash provided by discontinued operations from operating activities	—	—	—	229
Net increase (decrease) in cash and cash equivalents	(33,872)	1,237	17,325	33,658
Cash and cash equivalents:
Beginning of period	53,765	52,528	35,203	1,545
End of period	$19,893	$53,765	$52,528	$35,203
Cash paid for interest	$25,209	$6,451	$45,003	$40,989
Cash paid for income taxes, exclusive of benefits received from parent	$438	$6	$327	$296

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

(Dollar amounts in thousands)

	Common Stock		Treasury	Additional Paid –In	Investment In Parent		Accumulated Other Comprehensive	Total Stockholders’ Equity (Deficiency in
	Shares	Amount	Stock	Capital	Securities	Deficit	Income(Loss)	Assets)
						(As Restated, See Note 17)		(As Restated, See Note 17)
Common Stock

January 1, 2003	1,959,127	$26	$(34,609)	$1,383,276	$(14,950)	$(1,165,596)	$—	$168,147
Exercise of options and warrants	3,572	—	—	170	—	—	—	170
Shares issued-ESPP	3,005	—	—	253	—	—	—	253
Unrealized gain-marketable securities	—	—	—	—	—	—	78	78
Acquisition of treasury stock	(50)	—	(3)	—	—	—	—	(3)
Sale of parent securities	—	—	—	(3,010)	14,950	—	—	11,940
Net loss	—	—	—	—	—	(34,411)	—	(34,411)
December 31, 2003	1,965,654	$26	$(34,612)	$1,380,689	$—	$(1,200,007)	$78	$146,174
Exercise of options and warrants	—	—	—	39	—	—	—	39
Unrealized gain-marketable securities	—	—	—	—	—	—	84	84
Net loss	—	—	—	—	—	(323,906)	—	(323,906)
December 31, 2004	1,965,654	$26	$(34,612)	$1,380,728	$—	$(1,523,913)	$162	$(177,609)
Net loss	—	—	—	—	—	(11,405)	—	(11,405)
February 8, 2005	1,965,654	$26	$(34,612)	$1,380,728		$(1,535,318)	$162	$(189,014)
Debt for equity exchange	16,000,000	160	—	119,840	—	—	—	120,000
Stock purchased	232,917	2	—	1,748	—	—	—	1,750
Partial shares adjustment from reverse stock split	—	(6)	—	6	—	—	—	—
Push down accounting adjustments	—	—	34,612	(1,342,113)	—	1,398,959	—	91,458
Stock issuance costs	—	—	—	(270)	—	—	—	(270)
Reclassification adjustment for realized gains on marketable securities included in net loss, net of tax	—	—	—	—	—	—	(162)	(162)
Unrealized loss-interest rate caps, net of tax	—	—	—	—	—	—	(107)	(107)
Net loss	—	—	—	—	—	(15,588)	—	(15,588)
December 31, 2005	18,198,571	$182	$—	$159,939	$—	$(151,947)	$(107)	$8,067

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

	February 9 – December 31,	January 1 – February 8,	Year ended December 31,
	2005		2004	2003

Loss available for common stock, as reported	$(15,588)	$(11,405)	$(323,906)	$(34,411)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—	—	34	89
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(2,169)	(16)	(672)	(676)
Loss available for common stock, pro forma	(17,757)	$(11,421)	$(324,544)	$(34,998)
Net loss per common share (basic and diluted):
As reported	$(0.86)	$(5.80)	$(164.78)	$(17.53)

Pro forma	(0.98)	$(5.81)	$(165.11)	$(17.83)

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

(c)           Inventories

Inventories, primarily comprised of alarm systems and parts, are stated at the lower of average cost or market. Inventory is shown net of cumulative write-downs of $2.5 million and $2.0 million at December 31, 2005 and 2004, respectively. These write-downs are determined based primarily upon current usage of the individual parts included in inventory.

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

(f)            Comprehensive Loss

Comprehensive loss consists of net loss and the unrealized gains and losses associated with available-for-sale investment securities and interest rate caps.

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

The amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
New amortization method (post February 8, 2005):
Protection One Monitoring	Ten–year 135% declining balance
Network Multifamily	Nine–year straight-line

Historical amortization method (pre February 9, 2005):
Protection One Monitoring:
• Acquired Westinghouse Customers	Eight–year 120% declining balance
• Other Customers	Ten–year 135% declining balance
Network Multifamily	Nine–year straight-line

The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of impairment are present. Declines in market value of its business or the value of its customer accounts that may be incurred prospectively may also require additional impairment charges. No impairment charges were recorded in the periods presented herein.

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

(p)          Loss Per Share

Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share.”  Weighted average shares outstanding were as follows:

	February 9 – December 31,	January 1 – February 8,	December 31,
	2005		2004	2003
Weighted average shares outstanding	18,198,571	1,965,654	1,965,654	1,962,587

For the period February 9, 2005 through December 31, 2005, the Company had outstanding stock options that represented 1.0 million dilutive potential common shares. No outstanding stock options and warrants represent dilutive potential common shares for the period January 1, 2005 through February 8, 2005 or for the year ended December 31, 2004. The Company had outstanding stock options and warrants of which approximately 111 represent dilutive potential common shares for the year ended December 31, 2003. These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

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

3.             Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollar amounts in thousands):

	December 31,
	2005	2004
Accrued interest	$5,342	$8,653
Accrued vacation pay	3,436	2,624
Accrued salaries, bonuses and employee benefits	5,445	9,145
Other accrued liabilities	9,877	16,666
Total accrued liabilities	$24,100	$37,088

4.             Property and Equipment:

As discussed in Note 1, “The Company,” because Quadrangle acquired substantially all of the Company’s common stock, a new basis of accounting was established and new values for property and equipment were recorded as of February 8, 2005. The following reflects the Company’s carrying value in property and equipment as of the following periods (dollar amounts in thousands):

	December 31,
	2005	2004

Furniture, fixtures and equipment	$4,290	$8,112
Data processing and telecommunication	24,408	75,474
Leasehold improvements	2,762	3,819
Vehicles	8,991	14,501
Buildings and other	5,473	6,188
Rental equipment	772	—
	46,696	108,094
Less accumulated depreciation	(25,143)	(76,942)
Property and equipment, net	$21,553	$31,152

Depreciation expense was $11.1 million and $1.0 million for the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, respectively. Depreciation expense was $9.9 million and $11.6 million for the years ended December 31, 2004 and 2003, respectively.

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

6.             Debt:

Long-term debt and the fixed or weighted average interest rates are as follows (dollar amounts in thousands):

	December 31,
	2005	2004
Quadrangle Credit (a)	$—	$201,000
Bank Credit Facility (b)	233,823	—
Senior Subordinated Notes (c)	89,826	110,340
Senior Notes (c)	—	164,285
Senior Subordinated Discount Notes (d)	—	30,132
	323,649	505,757
Less current portion (e)	(2,356)	(395,417)
Total long-term debt	$321,293	$110,340

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

The bank credit agreement provides for a $25.0 million revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures in 2010 and the term loan matures in 2011, subject to earlier maturity (July 1, 2008) if the Company does not refinance its 8.125% senior subordinated notes due 2009 before July 2008. Letters of credit are also available to the Company under the bank credit agreement. The new revolving credit facility is undrawn as of March 10, 2006 and approximately $24.0 million remains available after reducing total availability by approximately $1.0 million for outstanding letters of credit. The Company intends to use any other proceeds from borrowings under the revolving credit facility, from time to time, for working capital and general corporate purposes.

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

Debt Maturities

Debt maturities over the succeeding five years and thereafter are as follows (dollar amounts in thousands):

2006	$2,356
2007	2,356
2008	229,111	(a)
2009	110,340	(b)
2010	—
Thereafter	—
Total	$344,163

(a) Assumes (i) payment of 8.125% senior subordinated notes at contractual maturity date of January 15, 2009; and (ii) bank credit facility subject to early maturity date of June 30, 2008. See “Bank Credit Facility” above, for additional information regarding its early maturity provision.

(b) The 8.125% senior subordinated notes are listed at face value in this table.

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

	2005		Year Ended December 31,
	February 9 –April 18	January 1 –February 8	2004 (a)	2003 (b)
Interest Accrued	$1.5	$1.9	$17.2	$12.6
Interest Paid	$1.5	$1.9	$17.2	$13.1

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

A summary of warrant and option activity for the Company’s common stock from December 31, 2002 through December 31, 2005 is as follows:

	Warrants And Options	Weighted Average Exercise Price
Outstanding at December 31, 2002	110,257	$162.60
Granted	800	60.00
Exercised	(3,572)	9.15
Surrendered	(15,859)	283.60
Outstanding at December 31, 2003	91,626	$146.65
Granted	—	—
Exercised	—	—
Surrendered	(6,142)	128.50
Outstanding at December 31, 2004	85,484	$147.95
Granted	1,782,947	7.50
Exercised	—	—
Surrendered	(175,030)	29.47
Outstanding at December 31, 2005	1,693,401	$12.32

The table below summarizes stock options and warrants for the Company’s common stock outstanding as of December 31, 2005:

Description	Range of Exercise Price	Number of Shares of Common Stock	Weighted- Average Remaining Contractual Life in years	Weighted Average Exercise Price
Exercisable
1996 Options	$475.00-693.75	640	< year	$516.02
1997 Options	475.00	360	1 years	475.00
1998 Options	428.125-550.00	4,672	2 years	539.26
1999 Options	262.50-446.375	3,314	3 years	439.72
2000 Options	65.625-71.875	3,743	4 years	71.67
2001 Options	43.75-71.00	35,800	5 years	66.63
2001 Warrants	65.825	5,000	5 years	65.83
2002 Options	103.50-137.50	10,267	6 years	111.66
2003 Options	60.00	400	7 years	60.00
2005 Options	7.50	394,866	5 years	7.50
		459,062
Not exercisable
2003 Options	$60.00	266	7 years	$60.00
2005 Options	7.50	1,234,073	5 years	7.50
		1,234,339
Outstanding		1,693,401

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

The weighted average fair value of options granted during 2005 and 2003 estimated on the date of grant using the Black-Scholes Option Pricing Model was $5.39 and $40.00, respectively. No options were granted in 2004. The fair value was calculated using the following assumptions:

	Year Ended December 31, 2005	Year Ended December 31, 2003
Expected stock price volatility	82.1%	67.1%
Risk free interest rate	3.8%	3.2%
Expected option life	6 years	7 years
Expected dividend yield	—	—

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

9.             Income Taxes:

Components of income tax (expense) benefit are as follows (dollar amounts in thousands):

	2005		Year Ended December 31,
	February 9 – December 31	January 1 – February 8	2004	2003
Federal
Current	$—	$—	$46,913	$23,071
Deferred	—	—	(286,309)	(7,493)
State
Current	(312)	(35)	(183)	2,892
Deferred	—	—	—	(976)
Total	$(312)	$(35)	$(239,579)	$17,494

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

Deferred income tax assets and liabilities were composed of the following (dollar amounts in thousands):

	2005	2004

Deferred tax asset, current:
Accrued liabilities	$3,178	$5,877
Accounts receivable, due to allowance	1,872	1,285
Revolving credit facility	—	11,150
Other	1,213	(163)
Valuation allowance	(6,263)	(18,149)
	$—	$—
Deferred tax asset, noncurrent:
Net operating loss carryforwards (a)	$27,599	$14,371
Property & equipment	7,140	2,357
Deferred customer acquisition costs (net of revenues)	(12,530)	(21,223)
Customer accounts	(12,252)	20,632
Goodwill	6,870	4,699
Other intangibles	118	10,822
Debt	(7,411)	—
Other	544	1,698
Valuation allowance	(10,078)	(33,356)
	$—	$—

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

Retention Bonus Program.

Included with the retention plan and pursuant to the terms of their new employment agreements, Messrs. Ginsburg, Nevin, Pefanis, Williams and Griffin were each entitled to receive two retention bonuses. The Company accrued $1.9 million as general and administrative expense in 2004 and an additional $0.2 million of expense in January 2005 for these retention bonuses. The first retention bonus was paid on January 5, 2005, and the second was paid in February 2005 upon the completion of the debt-for-equity exchange. Each retention bonus payment was equal to a specified percentage of each executive officer’s annual base salary at the following rates:  Richard Ginsburg–75.0%, Darius G. Nevin–72.5%, Peter J. Pefanis–67.5%, Steve V. Williams–67.5%, and J. Eric Griffin–50.0%.

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

Reportable segments (dollar amounts in thousands):

	2005
	Protection One Monitoring(1)		Network Multifamily(2)			Consolidated
	February 9 - December 31	January 1 -February 8	February 9 - December 31	January 1- February 8	Adjustments(3)	February 9 - December 31	January 1 - February 8

Revenues	$202,775	$24,480	$31,706	$4,063	$	$234,481	$28,543
Adjusted EBITDA(4)	61,281	7,228	14,616	1,780		75,897	9,008
Amortization of intangibles and depreciation expense	37,954	6,112	5,788	526		43,742	6,638
Amortization of deferred costs in excess of amortization of deferred revenues	7,937	2,239	552	598		8,489	2,837
Change of control and debt restructuring costs	—	5,939	—	—		—	5,939
Corporate consolidation costs	—	—	2,339	—		2,339	—
Key employee retention plan expense	—	354	—	81		—	435
Segment assets	389,007	—	64,529	—	(17,234)	436,302	—
Expenditures for property	5,516	249	164	1		5,680	250
Investment in new accounts and rental equipment, net	21,835	1,902	1,439	325		23,274	2,227

	For the year ended December 31, 2004
	Protection One Monitoring(1)	Network Multi-family(2)	Adjustments(3)	Consolidated
Revenue	$231,513	$37,746	$	$269,259
Adjusted EBITDA (4)	71,414	16,402		87,816
Amortization of intangibles and depreciation expense	73,560	4,895		78,455
Amortization of deferred costs in excess of amortization of deferred revenues	16,757	4,785		21,542
Change in control, debt restructuring and retention bonus expense	25,681	2,167		27,848
Segment assets	446,689	82,676	(68,321)	461,044
Expenditures for property	8,830	493		9,323
Investment in new accounts, net	18,585	2,832		21,417

	For the year ended December 31, 2003
	Protection One Monitoring(1)	Network Multi- family(2)	Adjustments(3)	Consolidated
Revenue	$238,999	$38,086	$	$277,085
Adjusted EBITDA (4)	73,161	15,652		88,813
Amortization of intangibles and depreciation expense	75,335	4,917		80,252
Amortization of deferred costs in excess of amortization of deferred revenues	12,874	4,153		17,027
Retention bonus and sale expense	4,674	1,493		6,167
Segment assets	778,384	91,331	(60,693)	809,022
Expenditures for property	6,553	897		7,450
Investment in new accounts, net	19,623	4,659		24,282

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

	Consolidated
	(Dollars in thousands)
	February 9 - December 31	January 1 - February 8	Year Ended December 31,
	2005		2004	2003

Income (loss) before income taxes	$(15,276)	$(11,370)	$(84,327)	$(51,905)
Plus:
Interest expense	30,634	4,544	44,398	40,101
Amortization of intangibles and depreciation expense	43,742	6,638	78,455	80,252
Amortization of deferred costs in excess of amortization of deferred revenues	8,489	2,837	21,542	17,027
Change in control and debt restructuring costs	—	5,939	24,382	—
Key employee retention plan expense (a)	—	435	3,466	6,167
Corporate consolidation costs (b)	2,339	—	—	—
Loss on retirement of debt	6,657	—	47	—
Less:
Other income	(688)	(15)	(147)	(2,829)
Adjusted EBITDA	$75,897	$9,008	$87,816	$88,813

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

Condensed Consolidating Statement of Operations

For the Period February 9, 2005 through December 31, 2005

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$178,346	$41,129	$—	$219,475
Other	—	14,918	88	—	15,006
Total revenues	—	193,264	41,217	—	234,481
Cost of revenues:
Monitoring and related services	—	51,401	10,842	—	62,243
Other	—	18,145	671	—	18,816
Total cost of revenues	—	69,546	11,513	—	81,059

Operating expenses
Selling	—	26,690	2,166	—	28,856
General and administrative	4,590	43,822	8,746	—	57,158
Corporate consolidation costs	—	—	2,339	—	2,339
Amortization and depreciation	4	37,140	6,598	—	43,742
Holding company allocation	(4,371)	3,497	874	—	—
Corporate overhead allocation	—	(897)	897	—	—
Total operating expenses	223	110,252	21,620	—	132,095
Operating income (loss)	(223)	13,466	8,084	—	21,327
Other income (expense)
Interest expense (a)	—	(27,950)	(733)	—	(28,683)
Related party interest	—	(1,951)	—	—	(1,951)
Loss on retirement of debt	—	(6,657)	—	—	(6,657)
Other	—	20,288	(34)	(19,566)	688
Equity earnings in subsidiary	4,201	7,005	—	(11,206)	—
Income (loss) from continuing operations before income taxes	3,978	4,201	7,317	(30,772)	(15,276)
Income tax expense	—	—	(312)		(312)
Net income (loss)	$3,978	$4,201	$7,005	$(30,772)	$(15,588)

(a)  Protection One Alarm Monitoring, Inc. allocated $740 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the Period January 1, 2005 through February 8, 2005

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$21,455	$5,000	$—	$26,455
Other	—	1,916	172	—	2,088
Total revenues	—	23,371	5,172	—	28,543
Cost of revenues:
Monitoring and related services	—	6,151	1,249	—	7,400
Other	—	2,571	743	—	3,314
Total cost of revenues	—	8,722	1,992	—	10,714

Operating expenses
Selling	—	3,699	290	—	3,989
General and administrative	792	6,054	1,258	—	8,104
Change of control and debt restructuring costs	5,939	—	—	—	5,939
Amortization and depreciation	—	6,058	580	—	6,638
Holding company allocation	(437)	350	87	—	—
Corporate overhead allocation	—	(110)	110	—	—
Total operating expenses	6,294	16,051	2,325	—	24,670
Operating income (loss)	(6,294)	(1,402)	855	—	(6,841)
Other income (expense)
Interest expense (a)	—	(2,499)	(103)	—	(2,602)
Related party interest	—	(1,942)	—	—	(1,942)
Other	—	15	—	—	15
Equity earnings (loss) in subsidiary	(5,111)	717	—	4,394	—
Income (loss) from continuing operations before income taxes	(11,405)	(5,111)	752	4,394	(11,370)
Income tax expense	—	—	(35)	—	(35)
Net income (loss)	$(11,405)	$(5,111)	$717	$4,394	$(11,405)

(a)  Protection One Alarm Monitoring, Inc. allocated $103 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the year ended December 31, 2004

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$201,228	$46,270	$—	$247,498
Other	—	20,089	1,672	—	21,761
Total revenues	—	221,317	47,942	—	269,259
Cost of revenues:
Monitoring and related services	—	57,292	12,306	—	69,598
Other	—	25,810	6,171	—	31,981
Total cost of revenues	—	83,102	18,477	—	101,579
Operating expenses:
Selling	—	30,733	2,762	—	33,495
General and administrative	4,752	56,124	10,501	—	71,377
Change in control and debt restructuring costs	22,839	—	1,543	—	24,382
Amortization and depreciation	2	73,046	5,407	—	78,455
Holding company allocation	(3,720)	2,976	744	—	—
Corporate overhead allocation	—	(1,123)	1,123	—	—
Total operating expense	23,873	161,756	22,080	—	207,709
Operating income (loss)	(23,873)	(23,541)	7,385	—	(40,029)
Other income (loss):
Interest income (expense) (a)	—	(22,744)	(3,572)	—	(26,316)
Related party interest	—	(18,082)	—	—	(18,082)
Loss on retirement of debt	—	(47)	—	—	(47)
Other	—	147	—	—	147
Equity loss in subsidiary	(302,029)	(231)	—	302,260	—
Loss from continuing operations before income taxes	(325,902)	(64,498)	3,813	302,260	(84,327)
Income tax (expense) benefit	1,996	(237,531)	(4,044)		(239,579)
Net income (loss)	$(323,906)	$(302,029)	$(231)	$302,260	$(323,906)

(a) Protection One Alarm Monitoring, Inc. allocated $3,576 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the year ended December 31, 2003

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$210,445	$45,821	$—	$256,266
Other	—	18,823	1,996	—	20,819
Total revenues	—	229,268	47,817	—	277,085
Cost of revenues:
Monitoring and related services	—	60,667	12,538	—	73,205
Other	—	23,117	5,883	—	29,000
Total cost of revenues	—	83,784	18,421	—	102,205
Operating expenses:
Selling	—	28,563	2,954	—	31,517
General and administrative	8,798	58,423	10,523	—	77,744
Amortization and depreciation	2	74,860	5,390	—	80,252
Holding company allocation	(8,798)	7,038	1,760	—	—
Corporate overhead allocation	—	(1,040)	1,040	—	—
Aviation services	(661)	—	661	—	—
Total operating expense	(659)	167,844	22,328	—	189,513
Operating income (loss)	659	(22,360)	7,068	—	(14,633)
Other income (loss):
Interest income (expense) (a)	577	(20,754)	(4,910)	—	(25,087)
Related party interest	—	(15,014)	—	—	(15,014)
Other	(161)	2,990	—	—	2,829
Equity loss in subsidiary	(34,934)	(411)	—	35,345	—
Income (loss) from continuing operations before income taxes	(33,859)	(55,549)	2,158	35,345	(51,905)
Income tax (expense) benefit	(552)	21,200	(3,154)		17,494
Net loss	$(34,411)	$(34,349)	$(996)	$35,345	$(34,411)

(a) Protection One Alarm Monitoring, Inc. allocated $4,930 of its interest expense to Network Multifamily

Condensed Consolidating Balance Sheet

December 31, 2005

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$—	$19,468	$425	$—	$19,893
Receivables, net	—	23,526	6,335	—	29,861
Inventories, net	—	2,790	1,676	—	4,466
Prepaid expenses	28	2,497	658	—	3,183
Other miscellaneous receivables	—	111	—	—	111
Other	—	3,062	10	—	3,072
Total current assets	28	51,454	9,104	—	60,586
Restricted cash	—	1,597	—	—	1,597
Property and equipment, net	10	19,823	1,720	—	21,553
Customer accounts, net	—	187,570	45,305	—	232,875
Goodwill	—	6,142	6,018	—	12,160
Trade name	—	22,987	2,825		25,812
Deferred customer acquisition costs	—	66,253	6,945	—	73,198
Other	—	8,518	3	—	8,521
Accounts receivable (payable) from (to) associated companies	7,752	9,481	(17,233)	—	—
Investment in POAMI	1,237	—	—	(1,237)	—
Investment in subsidiary guarantors	—	47,852	—	(47,852)	—
Total assets	$9,027	$421,677	$54,687	$(49,089)	$436,302

Liabilities and Stockholder Equity
Current liabilities:
Current portion of long-term debt	$—	$2,356	$—	$—	$2,356
Accounts payable	—	2,601	125	—	2,726
Accrued liabilities	960	21,492	1,648	—	24,100
Deferred revenue	—	33,159	3,312	—	36,471
Total current liabilities	960	59,608	5,085	—	65,653
Long-term debt, net of current portion	—	321,293	—	—	321,293
Deferred customer acquisition revenue	—	38,746	1,127	—	39,873
Other	—	793	623	—	1,416
Total Liabilities	960	420,440	6,835	—	428,235

Stockholders’ Equity
Common stock	182	2	1	(3)	182
Additional paid in capital	159,939	1,416,051	202,457	(1,618,508)	159,939
Accumulated other comprehensive loss	(107)	(107)	—	107	(107)
Deficit	(151,947)	(1,414,709)	(154,606)	1,569,315	(151,947)
Total stockholders’ equity	8,067	1,237	47,852	(49,089)	8,067
Total liabilities and stockholders’ equity	$9,027	$421,677	$54,687	$(49,089)	$436,302

Condensed Consolidating Balance Sheet

December 31, 2004

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$51,944	$584	$—	$52,528
Restricted cash	—	926	—	—	926
Receivables, net	—	20,662	3,557	—	24,219
Inventories, net	—	3,016	2,212	—	5,228
Prepaid expenses	248	4,567	978	—	5,793
Other miscellaneous receivables	—	5,494	—	—	5,494
Other	—	2,336	39	—	2,375
Total current assets	248	88,945	7,370	—	96,563
Property and equipment, net	14	29,061	2,077	—	31,152
Customer accounts, net	—	166,542	9,613	—	176,155
Goodwill	—	—	41,847	—	41,847
Deferred customer acquisition costs	—	82,496	24,814	—	107,310
Other	—	8,017	—	—	8,017
Accounts receivable (payable) to (from associated companies (a)	(33,088)	85,144	(52,056)	—	—
Investment in POAMI	(141,475)	—	—	141,475	—
Investment in subsidiary guarantors	—	22,738	—	(22,738)	—
Total assets	$(174,301)	$482,943	$33,665	$118,737	$461,044

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt	$—	$395,417	$—	$—	$395,417
Accounts payable	—	1,496	770	—	2,266
Accrued liabilities	3,308	31,164	2,616	—	37,088
Due to related parties	—	335	—	—	335
Deferred revenue	—	32,447	1,570	—	34,017
Total current liabilities	3,308	460,859	4,956	—	469,123
Long-term debt, net of current portion	—	110,340	—	—	110,340
Deferred customer acquisition revenue	—	52,186	5,247	—	57,433
Other	—	1,033	724	—	1,757
Total Liabilities	3,308	624,418	10,927	—	638,653

Stockholders’ Equity (Deficiency in Assets)
Common stock	26	2	1	(3)	26
Additional paid in capital	1,380,728	1,344,051	161,232	(1,505,283)	1,380,728
Accumulated other comprehensive income	162	162	—	(162)	162
Deficit	(1,523,913)	(1,485,690)	(138,495)	1,624,185	(1,523,913)
Treasury stock	(34,612)	—	—	—	(34,612)
Total stockholders’ equity (deficiency in assets)	(177,609)	(141,475)	22,738	118,737	(177,609)
Total liabilities and stockholders’ equity (deficiency in assets)	$(174,301)	$482,943	$33,665	$118,737	$461,044

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

16.          Unaudited Quarterly Financial Information:

The following is a summary of the unaudited quarterly financial information for 2005 and 2004, respectively (in thousands, except per share amounts). The operating results for the quarters ended September 30, 2005 and December 31, 2005 have been restated to give effect to the restatement related to the over depreciation of property and equipment, as discussed in Note 17.

	January 1-	February 9	Quarter Ended
	February 8	– March 31	June 30	September 30		December 31
				(As Originally Reported)	(As Restated)	(As Originally Reported)	(As Restated)
2005
Revenues	$28,543	$36,911	$65,441	$65,623	$65,623	$66,506	$66,506
Net loss	$(11,405)	$(3,242)	$(7,891)	$(3,285)	$(2,212)	$(3,317)	$(2,243)
Basic and diluted income (loss) per share:
Net income (loss)	$(5.80)	$(0.18)	$(0.43)	$(0.18)	$(0.12)	$(0.18)	$(0.13)
Weighted average number of shares of common stock outstanding	1,966	18,199	18,199	18,199	18,199	18,199	18,199

	Quarter Ended
	March 31	June 30	September 30	December 31
2004
Revenues	$67,132	$67,274	$67,528	$67,325
Net income (loss)	$(309,383)	$(16,616)	$(16,652)	$18,745
Basic and diluted loss per share:
Net income (loss)	$(157.37)	$(8.45)	$(8.47)	$9.53
Weighted average number of shares of common stock outstanding	1,966	1,966	1,966	1,966

17. Restatement of Consolidated Financial Statements

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, the Company identified an error in the calculation of depreciation expense in the period from February 9, 2005 through December 31, 2005. The error resulted in an overstatement of depreciation expense and an overstatement of net loss by approximately $2.1 million. The correction of this error is reflected in the restated results for the period February 9, 2005 through December 31, 2005 as follows:

	Amount as originally reported	Amount as restated
	(Dollars amounts in thousands)
Changes to Consolidated Balance Sheet
As of December 31, 2005
Property and equipment, net	$19,406	$21,553
Total Assets	$434,155	$436,302
Deficit	$(154,094)	$(151,947)
Stockholders’ equity	$5,920	$8,067
Total Liabilities and Stockholders’ equity	$434,155	$436,302

	Amount as originally reported	Amount as restated
	(Dollar amounts in thousands, except per share amounts)
Changes to Consolidated Statement of Operations and Comprehensive Loss
For the period February 9, 2005 through December 31, 2005
Amortization and depreciation	$45,889	$43,742
Total operating expenses	$134,242	$132,095
Operating income	$19,180	$21,327
Loss before income taxes	$(17,423)	$(15,276)
Net loss	$(17,735)	$(15,588)
Comprehensive loss	$(18,004)	$(15,857)
Net loss per common share, basic and diluted	$(0.97)	$(0.86)

PROTECTION ONE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

Description	Balance at Beginning of period	Charged to costs and expenses	Deductions (a)	Balance at End of Period

Year ended December 31, 2003
Allowances deducted from assets for doubtful accounts	$6,270	$774	$(145)	$6,899
Year ended December 31, 2004
Allowances deducted from assets for doubtful accounts	$6,899	$729	$(2,052)	$5,576
Year ended December 31, 2005
Allowances deducted from assets for doubtful accounts	$5,576	$1,936	$(2,533)	$4,979

(a)    Results from write-offs and sales of accounts receivable.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of December 31, 2005, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported, and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

On March 30, 2006, we identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.   Specifically, the amount of depreciation calculated on equipment that had been revalued as part of our push down adjustments was overstated by $2.1 million for the period February 9, 2005 through December 31, 2005.  Accordingly, these controls were reevaluated.

On March 30, 2006, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures as of December 31, 2005 did not provide reasonable assurance of their effectiveness with respect to our accounting for depreciation of certain equipment because the Company did not adequately design and maintain effective controls over the preparation, review, presentation and disclosure of the amount of depreciation included in the Company’s Consolidated Financial Statements, which resulted in misstatements therein.

To remediate this material weakness in the Company’s internal control over financial reporting, in the first quarter of 2006, the Company implemented additional review procedures over the calculation of depreciation of assets revalued as part of the push down accounting adjustments.

During the fourth fiscal quarter ended December 31, 2005, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  During the first quarter of 2006, however, we made changes to our internal control over financial reporting in connection with the preparation, review, presentation and disclosure of the amount of depreciation included in our Consolidated Financial Statements, which resulted in the discovery of the error described above.

Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management’s control objectives.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT

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

21.1	Subsidiaries of POI and Monitoring (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2005).

23.1	Consent of Deloitte & Touche LLP.+

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

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

PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

Date: April 10, 2006	By:	/s/ DARIUS G. NEVIN

Darius G. Nevin
Executive Vice President and
Chief Financial Manager