Form 10-Q
period 2006-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2006-05-15
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

1-12181-01	1-12181
(Commission File Number)	(Commission File Number)

PROTECTION ONE, INC.	PROTECTION ONE ALARM MONITORING, INC.
(Exact Name of Registrant	(Exact Name of Registrant
As Specified In its Charter)	As Specified In its Charter)

Delaware	Delaware
(State or Other Jurisdiction	(State or Other Jurisdiction
Of Incorporation or Organization)	Of Incorporation or Organization)

93-1063818	93-1064579
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

1035 N. Third Street, Suite 101	1035 N. Third Street, Suite 101
Lawrence, Kansas 66044	Lawrence, Kansas 66044
(Address of Principal Executive Offices,	(Address of Principal Executive Offices,
Including Zip Code)	Including Zip Code)

(785) 856-5500	(785) 856-5500
(Registrant’s Telephone Number,	(Registrant’s Telephone Number,
Including Area Code)	Including Area Code)

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

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

As of May 8, 2006, Protection One, Inc. had outstanding 18,239,953 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Certain factors that could cause actual results to differ include: our history of losses, which are likely to continue; principal and interest payment requirements of our indebtedness; competition, including competition from companies that are larger than we are and have greater resources than we do; losses of our customers over time and difficulty acquiring new customers; changes in technology that may make our services less attractive or obsolete; the development of new services or service innovations by our competitors; potential liability for failure to respond adequately to alarm activations; changes in management; the potential for environmental or man-made catastrophes in areas of high customer account concentration; changes in conditions affecting the economy or security alarm monitoring service providers generally; and changes in federal, state or local government or other regulations or standards affecting our operations. For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

____________________________

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

New Basis of Accounting

As a result of Quadrangle’s increased ownership interest from the February 8, 2005 debt-for-equity exchange, we have “pushed down” Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The “push-down” accounting adjustments did not impact cash flows. The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenue, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle’s basis in the case of the credit facility);  (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our trade names; and (5) an increase to the equity section from these adjustments. The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenue; (2) the reduction in other costs of revenue and selling expenses due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of our debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,620	$19,893
Receivables (net of allowance of $5,299 at March 31, 2006 and $4,979 at December 31, 2005)	26,111	29,861
Inventories, net	4,370	4,466
Prepaid expenses	3,644	3,183
Other	3,093	3,183
Total current assets	62,838	60,586
Restricted cash	1,607	1,597
Property and equipment, net	21,762	21,553
Customer accounts, net	224,743	232,875
Goodwill	12,160	12,160
Trade name	25,812	25,812
Deferred customer acquisition costs	81,099	73,198
Other	9,050	8,521
Total Assets	$439,071	$436,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$2,699	$2,356
Accounts payable	3,186	2,726
Accrued liabilities	20,080	24,100
Deferred revenue	36,763	36,471
Total current liabilities	62,728	65,653
Long-term debt and capital leases, net of current portion	322,929	321,293
Deferred customer acquisition revenue	45,784	39,873
Other liabilities	1,307	1,416
Total Liabilities	432,748	428,235
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 18,239,287 shares issued at March 31, 2006 and 18,198,571 shares issued at December 31, 2005	182	182
Additional paid-in capital	160,470	159,939
Accumulated other comprehensive income (loss)	125	(107)
Deficit	(154,454)	(151,947)
Total stockholders’ equity	6,323	8,067
Total Liabilities and Stockholders’ Equity	$439,071	$436,302

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Quarter ended	2005
	March 31, 2006	February 9 – March 31	January 1 – February 8
		(See Note 1)	(See Note 1)
Revenue:
Monitoring and related services	$61,493	$35,123	$26,455
Other	5,183	1,788	2,088
Total revenue	66,676	36,911	28,543

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	17,396	9,928	7,400
Other	6,462	2,425	3,314
Total cost of revenue (exclusive of amortization and depreciation shown below)	23,858	12,353	10,714

Operating expenses:
Selling	9,566	3,796	3,989
General and administrative	16,557	9,281	8,104
Change of control and debt restructuring costs	—	—	5,939
Corporate consolidation costs	20	—	—
Amortization and depreciation	11,085	7,476	6,638
Total operating expenses	37,228	20,553	24,670
Operating income (loss)	5,590	4,005	(6,841)
Other expense (income):
Interest expense	7,959	5,530	2,602
Related party interest	—	1,375	1,942
Other	46	306	(15)
Total other expense	8,005	7,211	4,529
Loss before income taxes	(2,415)	(3,206)	(11,370)
Income tax expense	(92)	(36)	(35)
Net loss	$(2,507)	$(3,242)	$(11,405)

Other comprehensive income (loss), net of tax:
Reclassification adjustment for realized gain on marketable securities	—	(162)	—
Unrealized gain on interest rate caps	231	—	—
Comprehensive loss	$(2,276)	$(3,404)	$(11,405)

Basic and diluted per share information:
Net loss per common share	$(0.14)	$(0.18)	$(5.80)

Weighted average common shares outstanding (in thousands)	18,213	18,199	1,966

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Quarter Ended	2005
	March 31, 2006	February 9 – March 31	January 1 – February 8
		(See Note 1)	(See Note 1)
Cash flows from operating activities:
Net loss	$(2,507)	$(3,242)	$(11,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on early retirement of debt	—	589	—
(Gain) loss on sale of branch assets	(41)	(18)	8
Amortization and depreciation	11,085	7,476	6,638
Amortization of debt costs and premium	1,543	2,553	2
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	3,531	878	2,837
Amortization of stock compensation costs	528	—	—
Provision for doubtful accounts	800	(244)	272
Other	(32)	(272)	(15)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	2,951	579	(263)
Other assets	(833)	182	5,500
Accounts payable	461	(3,733)	5,114
Deferred revenue	232	886	1,346
Accrued interest	(2,202)	(3,460)	(1,810)
Other liabilities	(1,832)	(7,114)	(4,514)
Net cash provided by (used in) operating activities	13,684	(4,940)	3,710

Cash flows from investing activities:
Installations and purchases of new accounts	—	—	—
Deferred customer acquisition costs	(12,926)	(6,501)	(4,218)
Deferred customer acquisition revenue	7,405	3,469	1,991
Purchase of rental equipment	(1,082)	—	—
Purchase of property and equipment	(835)	(661)	(250)
Proceeds from disposition of marketable securities	—	660	—
Proceeds from disposition of assets	70	101	4
Net cash used in investing activities	(7,368)	(2,932)	(2,473)

Cash flows from financing activities:
Payments on long-term debt	(589)	(30,170)	—
Proceeds from sale of common stock	—	1,750	—
Debt issue costs	—	(1,150)	—
Stock issue costs	—	(270)	—
Payment on credit facility	—	(3,000)	—
Net cash used in financing activities	(589)	(32,840)	—
Net increase (decrease) in cash and cash equivalents	5,727	(40,712)	1,237
Cash and cash equivalents:
Beginning of period	19,893	53,765	52,528
End of period	$25,620	$13,053	$53,765

Cash paid for interest	$8,893	$7,936	$6,451

Cash paid for income taxes	$25	$47	$6

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Consolidation and Interim Financial Information:

Protection One, Inc., referred to as Protection One or the Company, a Delaware corporation, is a publicly-traded security alarm monitoring company. Protection One is principally engaged in the business of providing security alarm monitoring services, which includes sales, installation and related servicing of security alarm systems for residential and business customers. On February 17, 2004, the Company’s former majority owner, Westar Industries, Inc., a Delaware corporation, referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc., which together with Westar Industries is referred to as Westar, sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, to POI Acquisition I, Inc., a subsidiary of POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd. POI Acquisition, L.L.C., Quadrangle Master Funding Ltd and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Master Funding Ltd, collectively referred to as Quadrangle. Westar retained approximately 1% of the Company’s common stock, representing shares underlying restricted stock units (“RSUs”) granted to current and former employees of Westar. In the event that these shares of common stock subject to RSUs are no longer subject to RSUs but continue to be held by Westar, Westar is obligated to deliver such shares to Quadrangle without any further consideration paid by Quadrangle. As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under the revolving credit facility to POI Acquisition, L.L.C., which subsequently assigned one-third of its interest to Quadrangle Master Funding, Ltd. Quadrangle paid an aggregate of approximately $154.7 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, with approximately $2.1 million of the payments being consideration for the common stock.

In November 2004, the Company received $73.0 million pursuant to a tax sharing settlement agreement with Westar that terminated the existing Westar tax sharing agreement, generally settled all claims with Westar relating to the existing tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction. Contemporaneously, the Company entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock. The exchange was completed on February 8, 2005. The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock.

As a result of Quadrangle’s increased ownership interest, the Company has “pushed down” Quadrangle’s basis to a proportionate amount of the Company’s underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The “push-down” accounting adjustments did not impact cash flows. The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenue, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle’s basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our trade names; and (5) an increase to the equity section from these adjustments. The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenue; (2)  the reduction in other costs of revenue and selling expenses due to lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of the Company’s debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or the SEC.

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the periods presented in the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

For the quarter ended March 31, 2006, the Company had stock options that represent 0.9 million dilutive potential common shares. For the period February 9, 2005 through March 31, 2005, the Company had stock options that represent 1.1 million dilutive potential common shares. These securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive for their respective periods. The Company had no stock options or warrants that represented dilutive potential common shares for the period January 1, 2005 through February 8, 2005.

Certain reclassifications have been made to prior year information to conform with the current year presentation.

2.              Share Based Employee Compensation:

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for stock option awards granted under the plans that had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant.

The Company had the following three stock option plans under which shares were available for grant at March 31, 2006:  the 2004 Stock Option Plan (the “2004 Plan”), the 1997 Long-Term Incentive Plan (the “LTIP”), and the 1994 Stock Option Plan.

2004 Stock Option Plan.

The 2004 Stock Option Plan was approved by the Protection One stockholders and became effective upon the consummation of the debt-for-equity exchange on February 8, 2005. Under the 2004 Stock Option Plan, certain executive officers and selected management employees were granted options, which are subject to vesting, exercise and delivery restriction described below, to purchase an aggregate of 1,782,947 shares of common stock. A total of 1,996,184 shares are reserved for issuance under the plan. The options initially granted under the plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale. Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of certain permissible distribution events (as defined in the SAR Plan) and (2) February 8, 2011, provided that if an option holder’s right to receive stock is converted pursuant to the plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

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

Employee Share-Based Compensation Expense

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation costs will be recognized for awards that are issued beginning in 2006 and for awards that have been granted prior to December 31, 2005 but have yet to reach the end of the requisite service period. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

Share based compensation of approximately $0.5 million, or $0.03 per share (basic and fully diluted), was recorded in general and administrative expense in the first quarter of 2006 related to options granted to employees in 2005. No tax benefit was recorded since the Company does not have taxable income and is currently reserving its tax assets. There were no amounts capitalized relating to employee share-based compensation in the first quarter of 2006. The terms of the options granted in 2005 will be modified because of the distribution made in May 2006. See Note 12, “Subsequent Events.”  Prior to this modification, the amount of expense to be recognized over the remaining service period as of March 31, 2006 was expected to be approximately $0.5 million per quarter in 2006 and a total of $6.2 million through February 2009. The Company is currently evaluating whether this modification will result in a change to the valuation of the unvested options.

The table below summarizes stock options and warrants for the Company’s common stock outstanding as of March 31, 2006. All non-vested options at March 31, 2006 are expected to vest in the future.

Description	Range of Exercise Price	Number of Shares of Common Stock	Weighted- Average Remaining Contractual Life in years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(Dollars in Thousands)
Exercisable
1997 Options	$475.00	120		$475.00
1998 Options	428.125-550.00	3,980		550.00
1999 Options	262.50-446.375	1,830		434.32
2000 Options	65.625-71.875	2,513		71.58
2001 Options	43.75-71.00	34,550		66.73
2001 Warrants	65.825	5,000		65.83
2002 Options	103.50-137.50	8,667		113.16
2003 Options	60.00	267		60.00
2005 Options	7.50	423,350		7.50
		480,277	4.8 years	20.88	$4,242
Not exercisable
2003 Options	60.00	266		60.00
2005 Options	7.50	1,136,646		7.50
		1,136,912	4.8 years	7.51	11,389

Outstanding		1,617,189	4.8 years	$11.48	$15,631

A summary of the Company’s nonvested stock options activity for the three months ended March 31, 2006 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value	Total Grant- Date Fair Value
			(Dollars in Thousands)
Nonvested at January 1, 2006	1,234,339	$5.40	$6,662
Granted	—	—	—
Vested	(97,427)	5.39	(525)
Forfeited	—	—	—
Nonvested at March 31, 2006	1,136,912	$5.40	$6,137

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. No options were granted in the first three months ended March 31, 2006. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Expected stock price volatility	82.1%
Risk free interest rate	3.8%
Expected option life	6 years
Expected dividend yield	—

The following table summarizes the Company’s activities with respect to its stock option plans for the first three months of 2006 as follows:

	Warrants And Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,693,401	$12.32
Granted	—	—
Exercised (intrinsic value of $422,268)	(40,216)	7.50
Surrendered	(35,996)	11.39
Outstanding at March 31, 2006	1,617,189	$11.48

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 was $5.39. No cash was received for the option exercises in the first three months of 2006 as the option holders elected to utilize a cashless exercise in which they surrendered vested options in lieu of a cash payment for the exercise price.

Restricted Share Units

Annual grants of restricted share units (“RSU’s) are awarded to the Company’s independent board member as part of the Company’s independent director compensation plan approved in March 2005. An award of 2,000 RSU’s was granted on March 28, 2005 with a fair value of $7.50. The RSU’s vest ratably over a 4-year period, provided, however, that any and all unvested RSU’s shall be immediately forfeited in the event the board member ceases to serve on the Company’s board. There were no RSU’s awarded for the three months ended March 31, 2006. A total of 500 RSU’s vested and converted to common shares during the three months ended March 31, 2006 and 1,500 RSU’s remained nonvested.

Pro Forma Employee Share-Based Compensation Expense

Prior to December 31, 2005, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with

SFAS No. 123R, the net loss and loss per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	2005
	February 9 – March 31	January 1 – February 8
	(See Note 1)	(See Note 1)

Loss available for common stock, as reported	$(3,242)	$(11,405)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(421)	(16)
Loss available for common stock, pro forma	$(3,663)	$(11,421)

Net loss per common share (basic and diluted):
As reported	$(0.18)	$(5.80)
Pro forma	$(0.20)	$(5.81)

3.     Intangible Assets:

The following reflects the Company’s carrying value in customer accounts as of the following periods (dollar amounts in thousands):

	Protection One Monitoring		Network Multifamily		Total Company
	3/31/2006	12/31/2005	3/31/2006	12/31/2005	3/31/2006	12/31/2005

Customer accounts	$260,319	$260,319	$51,872	$51,872	$312,191	$312,191
Accumulated amortization	$(75,186)	$(68,495)	$(12,262)	$(10,821)	$(87,448)	$(79,316)
Customer accounts, net	$185,133	$191,824	$39,610	$41,051	$224,743	$232,875

Amortization expense was $8.1 million for the quarter ended March 31, 2006, $5.3 million for the period February 9, 2005 through March 31, 2005 and $5.6 million for the period January 1, 2005 through February 8, 2005. The table below reflects the estimated aggregate customer account amortization expense for the remainder of 2006 and each of the four succeeding fiscal years on the existing customer account base as of March 31, 2006:

	2006	2007	2008	2009	2010
	(dollar amounts in thousands)
Estimated amortization expense	$24,396	$29,687	$28,726	$28,301	$28,253

There was no change in the carrying value of trade names or goodwill for the quarter ended March 31, 2006.

4.     Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (in thousands):

	March 31, 2006	December 31, 2005
Furniture, fixtures and equipment	$4,368	$4,290
Data processing and telecommunication	25,000	24,408
Leasehold improvements	2,831	2,762
Vehicles	8,762	8,991
Vehicles under capital leases	1,372	—
Buildings and other	5,473	5,473
Rental equipment	1,854	772
	49,660	46,696
Less accumulated depreciation	(27,898)	(25,143)
Property and equipment, net	$21,762	$21,553

Depreciation expense was $3.0 million for the quarter ended March 31, 2006, $2.2 million for the period February 9, 2005 through March 31, 2005, $1.0 million for the period January 1, 2005 through February 8, 2005.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term. Accumulated depreciation of approximately $50 thousand and $16 thousand has been recorded on these assets as of March 31, 2006 and December 31, 2005, respectively. The following is a schedule by year of minimum future rentals on non-cancelable operating leases as of March 31, 2006 (dollar amounts in thousands):

Remainder of 2006	$197
2007	263
2008	263
2009	263
2010	244
2011	38
Total minimum future rentals	$1,268

5.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollar amounts in thousands):

	March 31,	December 31,
	2006	2005
Accrued interest	$3,140	$5,342
Accrued vacation pay	3,509	3,436
Accrued salaries, bonuses and employee benefits	3,441	5,445
Other accrued liabilities	9,990	9,877
Total accrued liabilities	$20,080	$24,100

6.     Debt and Capital Leases:

Long-term debt and the fixed or weighted average interest rates and capital leases are as follows (dollar amounts in thousands):

	March 31,	December 31,
	2006	2005
Bank Credit Facility, maturing March 31, 2012, variable 7.8% (a)	$233,233	$233,823
Senior Subordinated Notes, maturing January 2009, fixed 8 1/8% (b)	91,119	89,826
Capital Leases	1,276	—
	325,628	323,649
Less current portion (including $343 in capital leases as of March 31, 2006)	(2,699)	(2,356)
Total long-term debt and capital leases	$322,929	$321,293

(a)          Represents the weighted average annual interest rate before fees at March 31, 2006. At December 31, 2005, the weighted average annual interest rate before fees was 7.4%. See “Bank Credit Facility” below, for additional discussion regarding an amendment in April 2006 in connection with additional financing under the Bank Credit Facility, including a change in the maturity date of the term loan to March 31, 2012 from April 18, 2011 and a reduction in the applicable margin. The Bank Credit Facility is secured by substantially all assets of the Company.

(b)         See “Valuation of Debt” below regarding the discount amount associated with the debt instruments. The effective rate to the Company due to the accretion of debt discounts is approximately 15.9% on the Senior Subordinated Notes. The unamortized balance of the discount at March 31, 2006 and December 31, 2005 was $19.2 million and $20.5 million, respectively.

Valuation of Debt

As discussed in Note 1, “Basis of Consolidation and Interim Financial Information,” because Quadrangle acquired substantially all of the Company’s common stock, a new basis of accounting was established at February 8, 2005, and a new value for the Company’s 8 1/8% senior subordinated notes due 2009 was determined based on its estimated fair market value. The discount is being amortized using the effective interest rate method over the remaining life of the debt.

Bank Credit Facility

On April 26, 2006, the Company entered into an amended and restated bank credit agreement increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million. The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for a base rate borrowing and 2.5% for a Eurodollar borrowing. The incremental proceeds from the amended term loan, together with approximately $10 million of excess cash were used to make an aggregate special cash distribution in May 2006 of approximately $75 million, including a dividend to holders of the Company’s common stock and to make related payments to members of management of the Company who hold options for the Company’s common stock. See Note 12, “Subsequent Events,” for additional discussion related to this distribution. The Bank Credit Facility continues to include a $25.0 million revolving credit facility, of which approximately $24.0 million remains available as of May 8, 2006 after reducing total availability by approximately $1.0 million for an outstanding letter of credit. The revolving credit facility matures in 2010 and the term loan matures March 31, 2012, subject to earlier maturity if the Company does not refinance its 8 1/8% senior subordinated notes due 2009 before July 2008.

The bank credit agreement required the Company to enter into a hedge agreement to provide interest rate protection on at least $70.0 million of the term loans for not less than two years. The hedging requirement under the amended and restated bank credit agreement did not change. To satisfy this requirement and to further limit its exposure to interest rate risk on the variable rate Bank Credit Facility, the Company entered into two separate interest rate cap agreements in May 2005 for a one-time aggregate cost of approximately $0.9 million. The Company’s objective is to protect against increases in interest expense caused by fluctuation in the LIBOR interest rate. One interest rate cap provides protection on $75 million of the Company’s long term debt over a five-year period if LIBOR exceeds 6%. A second interest rate cap provides protection on $75 million of the Company’s long term debt over a three-year period if LIBOR exceeds 5%.

The unamortized costs of the cap agreements at March 31, 2006 are $0.9 million and are included in other assets. The Company will amortize the costs of the interest rate caps to interest expense over the respective lives of the agreements. In the first quarter of 2006, no payments were received as a result of the cap agreements, no significant amounts were amortized to interest expense and there was no ineffectiveness in the hedging relationship of the interest rate caps.

Capital Leases

The Company acquired vehicles in 2006 under a capital lease arrangement whereby it leases vehicles over a 4-year lease term. Accumulated depreciation on these assets as of March 31, 2006 was $46 thousand. The following is a schedule by year of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of March 31, 2006 (in thousands):

Remainder of 2006	$304
2007	405
2008	405
2009	390
2010	4
Total minimum lease payments	1,508
Less: Estimated executory costs	(100)
Net minimum lease payments	1,408
Less: Amount representing interest	(132)
Present value of net minimum lease payments (a)	$1,276

(a) Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $343 and $933, respectively.

Debt Covenants

The indenture relating to the Company’s 8 1/8% senior subordinated notes due 2009 and the amended and restated bank credit agreement contain certain covenants and restrictions, including with respect to the Company’s ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation, and amortization, or EBITDA. The definition of EBITDA varies between the indenture and the amended and restated bank credit agreement. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue. However, under the varying definitions, additional adjustments are sometimes required.

The Company’s amended and restated bank credit agreement for the Bank Credit Facility and the indenture relating to its 8 1/8% senior subordinated notes due 2009 contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Bank Credit Facility (as amended and restated)

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 5.75 to 1.0 and Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 2.00 to 1.0

8 1/8% Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

At March 31, 2006, the Company was in compliance with the financial covenants and tests.

7.              Related Party Transactions:

Quadrangle Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of Quadrangle, will provide business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments. The Quadrangle management agreements also provide that when and if the Advisors advise or consult with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company does not engage a financial advisor with respect to such divesture) or financing transaction, they may also invoice the Company for, and the Company shall pay, additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333%

(in the case of QDRA) of the aggregate value of such transaction. The Quadrangle management agreements are effective as of February 8, 2005 and shall continue in effect from year to year unless amended or terminated by mutual consent of the parties, subject to automatic termination in certain specified situations and subject to termination at any time upon ninety days notice by either party. For the quarter ended March 31, 2006, approximately $0.4 million was expensed related to these agreements. For the period February 9, 2005 through March 31, 2005, approximately $0.2 million was expensed related to these agreements.

Administrative Services and Management Services Agreements

Westar Energy provided administrative services at its fully loaded cost to the Company pursuant to an agreement which is referred to as the administrative services agreement, that included accounting, tax, audit, human resources, legal, purchasing and facilities services. The agreement terminated effective February 17, 2005. The Company expensed approximately $0.1 million for the period February 9, 2005 through February 17, 2005 and $0.1 million for the period January 1, 2005 through February 8, 2005 for these services.

Westar Energy has claimed that the Company should reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative service agreement. See Note 8, “Commitments and Contingencies—Administrative Services Agreement,” for further discussion related to the claim.

Credit Facility

The Company had outstanding borrowings under the credit facility with Quadrangle of $78.0 million at March 31, 2005. The Quadrangle credit facility was repaid in full on April 18, 2005 in connection with the consummation of the bank credit agreement. The following table indicates the amount of interest accrued and paid on the credit facility for the periods listed (dollar amounts in millions).

	February 9 -	January 1 -
	March 31, 2005	February 8, 2005
Interest Accrued	$1.1	$1.9
Interest Paid	$1.1	$1.9

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

8.     Commitments and Contingencies:

 Security Response Network and Homesafe Security Arbitration

The company is a defendant in an arbitration proceeding brought by Ira Beer, the owner of two former Protection One dealers, Security Response Network and Homesafe Security, Inc. Mr. Beer alleges breach of contract, improper calculation of holdback amounts, and other causes of action. Discovery is ongoing in this matter. In late January 2006, after a period of considerable inactivity, the claimants requested the arbitrator to set an arbitration date. Currently, arbitration dates in October 2006 are under consideration. In the opinion of management, this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Scardino Litigation

On April 17, 2006, the Company was named a defendant in a litigation proceeding brought by Frank and Anne Scardino arising out of a June 2005 fire at their home in Villanova, Pennsylvania (Frank and Anne Scardino v. Eagle Systems, Inc., Eagle Monitoring, Inc. and Protection One Alarm Monitoring, Inc. d/b/a Dynawatch, Delaware County, Pennsylvania Court of Common Pleas, Cause No.: 06-4485). The complaint alleges that the defendants failed to provide contracted fire detection and monitoring services, which allowed the fire to spread, resulting in alleged damages to plaintiffs in excess of $3.0 million. The complaint also alleges negligence, gross negligence, breach of contract, breach of implied warranties, and violations of the Pennsylvania Deceptive Trade Practices and Consumer Protection Law.

The litigation is at a preliminary stage, and the Company is investigating to determine the facts and circumstances involved in this matter. We have notified our liability insurance carrier of the claim. In the opinion of management, the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance to cover any damages that may ultimately be assessed against the Company.

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

9. Segment Reporting:

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended. The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenue) and other items, referred to as Adjusted EBITDA.

Reportable segments (dollar amounts in thousands):

Three Months Ended March 31, 2006

(dollars amounts in thousands)

	Protection One Monitoring(1)	Network Multifamily(2)	Adjustments(3)	Consolidated
Revenue	$57,760	$8,916		$66,676
Adjusted EBITDA(4)	16,055	4,699		20,754
Amortization of intangibles and depreciation expense	9,468	1,617		11,085
Amortization of deferred costs in excess of deferred revenue	3,350	181		3,531
Corporate consolidation costs	—	20		20
Segment assets	389,701	62,685	(13,315)	439,071
Expenditures for property, exclusive of rental equipment	749	86		835
Investment in new accounts and rental equipment, net	6,561	42		6,603

	2005
	Protection One Monitoring(1)		Network Multifamily(2)		Adjustments(3)	Consolidated
	February 9 through March 31	January 1 through February 8	February 9 through March 31	January 1 through February 8		February 9 through March 31	January 1 through February 8
Revenue	$31,858	$24,480	$5,053	$4,063		$36,911	$28,543
Adjusted EBITDA(4)	10,316	7,228	2,043	1,780		12,359	9,008
Amortization of intangibles and depreciation expense	6,534	6,112	942	526		7,476	6,638
Amortization of deferred costs in excess of deferred revenue	813	2,239	65	598		878	2,837
Change of control and reorganization costs	—	6,293	—	81		—	6,374
Segment assets	430,116	—	68,018	—	(68,883)	429,251	—
Expenditures for property, exclusive of rental equipment	649	249	12	1		661	250
Investment in new accounts and rental equipment, net	2,871	1,902	161	325		3,032	2,227

(1)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.9 million, $0.3 million and $0.7 million for the quarter ended March 31, 2006 and for the periods January 1, 2005 through February 8, 2005, February 9, 2005 through March 31, 2005, respectively.

(2)  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.2 million, $0.1 million and $0.1 million for the quarter ended March 31, 2006 and for the periods January 1, 2005 through February 8, 2005, February 9, 2005 through March 31, 2005.

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

	Consolidated
	(dollar amounts in thousands)
	2006	2005
	Quarter Ended March 31	February 9 through March 31	January 1 through February 8
Loss before income taxes	$(2,415)	$(3,206)	$(11,370)
Plus:
Interest expense	7,959	6,905	4,544
Amortization of intangibles and depreciation expense	11,085	7,476	6,638
Amortization of deferred costs in excess of amortization of deferred revenue	3,531	878	2,837
Amortization of stock compensation costs	528	—	—
Reorganization costs (a)	—	—	6,374
Corporate consolidation costs	20	—	—
Less:
Other (income) expense	46	306	(15)
Adjusted EBITDA	$20,754	$12,359	$9,008

(a) Reorganization costs for 2005 include success fees paid upon successful completion of the restructuring transactions, key employee retention plan payments and legal fees.

10.  Income Taxes:

For the first quarter of 2006, the Company recorded tax expense of approximately $0.1 million related to state income taxes. For each of the periods ended February 8, 2005 and March 31, 2005, the Company recorded tax expense of less than $0.1 million related to state income taxes.

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

11.       Summarized Combined Financial Information of the Subsidiary Guarantors of Debt

Protection One Alarm Monitoring, Inc., a wholly-owned subsidiary of the Company, has debt securities outstanding (see Note 6, “Debt and Capital Leases”) that are fully and unconditionally guaranteed by Protection One, Inc. and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc. The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries. Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2006

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated

Revenue:
Monitoring and related services	$—	$50,024	$11,469	$—	$61,493
Other	—	5,040	143	—	5,183
Total revenue	—	55,064	11,612	—	66,676
Cost of revenue
Monitoring and related services	—	14,305	3,091	—	17,396
Other	—	6,124	338	—	6,462
Total cost of revenue	—	20,429	3,429	—	23,858
Operating expenses
Selling	—	9,051	515	—	9,566
General and administrative	1,661	13,884	1,012	—	16,557
Corporate consolidation costs	—	—	20	—	20
Amortization and depreciation	2	9,265	1,818	—	11,085
Holding company allocation	(1,133)	906	227	—	—
Corporate overhead allocation	—	(1,142)	1,142	—	—
Total operating expenses	530	31,964	4,734	—	37,228
Operating income (loss)	(530)	2,671	3,449	—	5,590
Other income (expense)
Interest expense (b)	—	(7,665)	(294)	—	(7,959)
Other	—	36	(82)	—	(46)
Equity earnings (loss) in subsidiary	(1,977)	2,981	—	(1,004)	—
Loss from continuing operations before income taxes	(2,507)	(1,977)	3,073	(1,004)	(2,415)
Income tax (expense) benefit	—	—	(92)	—	(92)
Net loss	$(2,507)	$(1,977)	$2,981	$(1,004)	$(2,507)

(b) Protection One Alarm Monitoring, Inc. allocated $296 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the Period February 9, 2005 through March 31, 2005

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated

Revenue:
Monitoring and related services	$—	$28,587	$6,536	—	$35,123
Other	—	1,777	11	—	1,788
Total revenue	—	30,364	6,547	—	36,911
Cost of revenue:
Monitoring and related services	—	8,266	1,662	—	9,928
Other	—	2,342	83	—	2,425
Total cost of revenue	—	10,608	1,745	—	12,353

Operating expenses
Selling	—	3,447	349	—	3,796
General and administrative	1,019	6,556	1,706	—	9,281
Amortization and depreciation	1	6,400	1,075	—	7,476
Holding company allocation	(800)	640	160	—	—
Corporate overhead allocation	—	(146)	146	—	—
Total operating expenses	220	16,897	3,436	—	20,553
Operating income (loss)	(220)	2,859	1,366	—	4,005
Other income (expense)
Interest expense	—	(5,530)	—	—	(5,530)
Related party interest	—	(1,375)	—	—	(1,375)
Other	—	(306)	—	—	(306)
Equity earnings (loss) in subsidiary	(3,022)	1,330	—	1,692	—
Income (loss) from continuing operations before income taxes	(3,242)	(3,022)	1,366	1,692	(3,206)
Income tax expense	—		(36)		(36)
Net income (loss)	$(3,242)	$(3,022)	$1,330	$1,692	$(3,242)

Condensed Consolidating Statement of Operations

For the Period January 1, 2005 through February 8, 2005

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated

Revenue:
Monitoring and related services	$—	$21,455	$5,000	$—	$26,455
Other	—	1,916	172	—	2,088
Total revenue	—	23,371	5,172	—	28,543
Cost of revenue:
Monitoring and related services	—	6,151	1,249	—	7,400
Other	—	2,571	743	—	3,314
Total cost of revenue	—	8,722	1,992	—	10,714

Operating expenses
Selling	—	3,699	290	—	3,989
General and administrative	792	6,054	1,258	—	8,104
Change of control and debt restructuring costs	5,939	—	—	—	5,939
Amortization and depreciation	—	6,058	580	—	6,638
Holding company allocation	(437)	350	87	—	—
Corporate overhead allocation	—	(110)	110	—	—
Total operating expenses	6,294	16,051	2,325	—	24,670
Operating income (loss)	(6,294)	(1,402)	855	—	(6,841)
Other income (expense)
Interest expense (a)	—	(2,499)	(103)	—	(2,602)
Related party interest	—	(1,942)	—	—	(1,942)
Other	—	15	—	—	15
Equity earnings (loss) in subsidiary	(5,111)	717	—	4,394	—
Income (loss) from continuing operations before income taxes	(11,405)	(5,111)	752	4,394	(11,370)
Income tax expense	—	—	(35)	—	(35)
Net income (loss)	$(11,405)	$(5,111)	$717	$4,394	$(11,405)

(a)  Protection One Alarm Monitoring, Inc. allocated $103 of its interest expense to Network Multifamily

Condensed Consolidating Balance Sheet

March 31, 2006

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$25,233	$387	$—	$25,620
Receivables, net	—	20,244	5,867	—	26,111
Inventories, net	—	3,055	1,315	—	4,370
Prepaid expenses	16	3,045	583	—	3,644
Other	—	2,959	134	—	3,093
Total current assets	16	54,536	8,286	—	62,838
Restricted cash	—	1,607	—	—	1,607
Property and equipment, net	8	20,172	1,582	—	21,762
Customer accounts, net	—	181,024	43,719	—	224,743
Goodwill	—	6,142	6,018	—	12,160
Trade name	—	22,987	2,825	—	25,812
Deferred customer acquisition costs	—	74,362	6,737	—	81,099
Other	—	8,241	809	—	9,050
Accounts receivable (payable) from (to) associated companies	7,578	4,997	(12,575)	—	—
Investment in POAMI	(508)	—	—	508	—
Investment in subsidiary guarantors	—	50,833	—	(50,833)	—
Total assets	$7,094	$424,901	$57,401	$(50,325)	$439,071
Liabilities and Stockholder Equity
Current liabilities:
Current portion of long-term debt and capital leases	$—	$2,699	$—	$—	$2,699
Accounts payable	—	2,970	216	—	3,186
Accrued liabilities	771	17,927	1,382	—	20,080
Deferred revenue	—	33,397	3,366	—	36,763
Total current liabilities	771	56,993	4,964	—	62,728
Long-term debt and capital leases, net of current portion	—	322,929	—	—	322,929
Deferred customer acquisition revenue	—	44,721	1,063	—	45,784
Other	—	766	541	—	1,307
Total Liabilities	771	425,409	6,568	—	432,748
Stockholders’ Equity
Common stock	182	2	1	(3)	182
Additional paid in capital	160,470	1,416,051	202,457	(1,618,508)	160,470
Accumulated other comprehensive income (loss)	125	125	—	(125)	125
Deficit	(154,454)	(1,416,686)	(151,625)	1,568,311	(154,454)
Total stockholders’ equity	6,323	(508)	50,833	(50,325)	6,323
Total liabilities and stockholders’ equity	$7,094	$424,901	$57,401	$(50,325)	$439,071

Condensed Consolidating Balance Sheet

December 31, 2005

(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$19,468	$425	$—	$19,893
Receivables, net	—	23,526	6,335	—	29,861
Inventories, net	—	2,790	1,676	—	4,466
Prepaid expenses	28	2,497	658	—	3,183
Other	—	3,173	10	—	3,183
Total current assets	28	51,454	9,104	—	60,586
Restricted cash	—	1,597	—	—	1,597
Property and equipment, net	10	19,823	1,720	—	21,553
Customer accounts, net	—	187,570	45,305	—	232,875
Goodwill	—	6,142	6,018	—	12,160
Trade name	—	22,987	2,825	—	25,812
Deferred customer acquisition costs	—	66,253	6,945	—	73,198
Other	—	8,518	3	—	8,521
Accounts receivable (payable) from (to) associated companies (a)	7,752	9,481	(17,233)	—	—
Investment in POAMI	1,237	—	—	(1,237)	—
Investment in subsidiary guarantors	—	47,852	—	(47,852)	—
Total assets	$9,027	$421,677	$54,687	$(49,089)	$436,302

Liabilities and Stockholder Equity
Current liabilities:
Current portion of long-term debt	$—	$2,356	$—	$—	$2,356
Accounts payable	—	2,601	125	—	2,726
Accrued liabilities	960	21,492	1,648	—	24,100
Deferred revenue	—	33,159	3,312	—	36,471
Total current liabilities	960	59,608	5,085	—	65,653
Long-term debt, net of current portion	—	321,293	—	—	321,293
Deferred customer acquisition revenue	—	38,746	1,127	—	39,873
Other	—	793	623	—	1,416
Total Liabilities	960	420,440	6,835	—	428,235
Stockholders’ Equity
Common stock	182	2	1	(3)	182
Additional paid in capital	159,939	1,416,051	202,457	(1,618,508)	159,939
Accumulated other comprehensive loss	(107)	(107)	—	107	(107)
Deficit	(151,947)	(1,414,709)	(154,606)	1,569,315	(151,947)
Total stockholders’ equity	8,067	1,237	47,852	(49,089)	8,067
Total liabilities and stockholders’ equity	$9,027	$421,677	$54,687	$(49,089)	$436,302

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(174)	$9,106	$4,752	$—	$13,684
Cash flows from investing activities:
Installations and purchases of new accounts	—	—	—	—	—
Deferred customer acquisition costs	—	(12,913)	(13)	—	(12,926)
Deferred customer acquisition revenue	—	7,432	(27)	—	7,405
Purchase of property and equipment	—	(738)	(97)	—	(835)
Investment in non-monitored leased equipment	—	(1,082)	—	—	(1,082)
Proceeds from disposition of assets and sale of customer accounts	—	65	5	—	70
Net cash used in investing activities	—	(7,236)	(132)	—	(7,368)
Cash flows from financing activities:
Payments on long-term debt	—	(589)	—	—	(589)
To (from) related companies	174	4,484	(4,658)	—	—
Net cash provided by (used in) financing activities	174	3,895	(4,658)	—	(589)
Net increase (decrease) in cash and cash equivalents	—	5,765	(38)	—	5,727
Cash and cash equivalents:
Beginning of period	—	19,468	425	—	19,893
End of period	$—	$25,233	$387	$—	$25,620

Condensed Consolidating Statement of Cash Flows

For the Period February 9, 2005 through March 31, 2005

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,930)	$(4,894)	$1,884	$—	$(4,940)
Cash flows from investing activities:
Deferred customer acquisition costs	—	(6,325)	(176)	—	(6,501)
Deferred customer acquisition revenue	—	3,453	16	—	3,469
Purchase of property and equipment	—	(648)	(13)	—	(661)
Proceeds from disposition of marketable securities and other assets	—	749	12	—	761
Net cash used in investing activities	—	(2,771)	(161)	—	(2,932)
Cash flows from financing activities:
Payments on long-term debt	—	(30,170)	—	—	(30,170)
Proceeds from sale of common stock	1,750	—	—	—	1,750
Debt issue costs	—	(1,150)	—	—	(1,150)
Stock issue costs	(270)	—	—	—	(270)
Payment on credit facility	—	(3,000)	—	—	(3,000)
To (from) related companies	450	1,372	(1,822)	—	—
Net cash provided by (used in) financing activities	1,930	(32,948)	(1,822)	—	(32,840)
Net decrease in cash and cash equivalents	—	(40,613)	(99)	—	(40,712)
Cash and cash equivalents:
Beginning of period	—	53,257	508	—	53,765
End of period	$—	$12,644	$409	$—	$13,053

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

12.          Subsequent Events

Payment of a $70.5 Million Dividend; Increase of Bank Credit Facility

On May 12, 2006, the Company paid a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of its common stock on May 8, 2006, including Quadrangle, which owned approximately 97.1% of the outstanding shares of the Company’s common stock at that date. This cash dividend is referred to as the May 2006 dividend. The payment of the May 2006 dividend was financed, in large part, by the April 2006 financing described below.

At the same time, the Company paid $4.5 million or $2.89 for each vested and unvested option awarded under the 2004 Stock Option Plan, including to members of senior management. This payment is referred to as the compensatory make-whole payment. The Company also reduced the exercise price of each vested and unvested option by $0.97. This compensatory make-whole payment and related taxes were recorded as compensation expense in the second quarter of fiscal 2006. The Company’s board decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend would have decreased the value of the equity interests of holders of the Company’s options, as these holders were not otherwise entitled to receive the dividend. Accordingly, the Company’s board awarded the same amount to the option holders, on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.

On April 26, 2006, the Company entered into an amended and restated bank credit agreement to, among other things, increase the capacity of its Bank Credit Facility in order to declare and pay the May 2006 dividend and to pay the compensatory make-whole payment. At that time, the Company also borrowed an additional $66.8 million under its Bank Credit Facility, the proceeds of which were used to pay, along with approximately $10.0 million of cash on hand, the May 2006 dividend, related expenses and the compensatory make-whole payment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the year ended December 31, 2005, as amended.

Overview

Our monitoring and related services revenue and customer base compositions at March 31, 2006 were as follows:

	Percentage of Total
Market	Monitoring and Related Services Revenue	Sites
Single family and commercial	81.2%	50.8%
Wholesale	4.5	18.3
Protection One Monitoring Total	85.7	69.1
Network Multifamily Total	14.3	30.9
Total	100.0%	100.0%

For the first quarter of 2006, we generated consolidated revenue of $66.7 million. For the first quarter of 2006 Protection One Monitoring accounted for 86.6% of consolidated revenue, or $57.8 million, while Network Multifamily accounted for the 13.4% of consolidated revenue, or $8.9 million.

Important Matters

Corporate Consolidation

In August 2005, we consolidated management and other support functions of our Network Multifamily subsidiary with our Protection One Monitoring segment. Approximately forty positions were eliminated, including the President, Senior Vice President-Sales, Senior Vice President-Legal and Vice President-Finance. We accrued approximately $2.3 million for severance and retention expense related to this consolidation and paid approximately $2.2 million of this amount as of December 31, 2005. Additional expense of approximately $20.0 thousand was incurred in January 2006 and the remaining accrued amounts were paid at that time. For more information regarding this consolidation, see our Current Report on Form 8-K filed on September 7, 2005.

In addition, Network Multifamily has completed a conversion of its billing system to Mastermind, which is the billing system used by Protection One Alarm Monitoring, Inc. and its general ledger, inventory management, accounts payable and payroll software to Lawson, which is the same software currently used by Protection One Alarm Monitoring, Inc.

In December 2005, we moved our commercial monitoring operations from Portland, Maine to Network Multifamily’s monitoring facility in Irving, Texas. Approximately twenty-four positions were eliminated related to the consolidation of the Portland monitoring center.

New Basis of Accounting

As a result of Quadrangle’s increased ownership interest from the February 8, 2005 debt-for-equity exchange, we have “pushed down” Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. These estimates of fair market value are preliminary and are therefore subject to further refinement. The “push-down” accounting adjustments did not impact cash flows. The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenue, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our tradenames; and (5) an increase to the equity section from these adjustments. The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenue; (2) the reduction in other costs of revenue and selling expenses due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of our debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Due to the impact of the changes resulting from the push down accounting adjustments described above, the income statement presentation separates our results into two periods: (1) the period ending with the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Summary of Other Significant Matters

Net Loss. We incurred a net loss of $2.5 million for the quarter ended March 31, 2006. The net loss reflects substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness, including amortization of debt discounts. We currently do not expect to have earnings in the foreseeable future.

Recurring Monthly Revenue. At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles. Our current focus on RMR additions and improvements in attrition rates have contributed to the stabilization of RMR which was $19.9 million at both March 31, 2006 and March 31, 2005. We believe that we will continue to see improvements in RMR as we continue to strengthen our financial position and have access to enough capital to invest in creating new accounts. If we are unable to generate sufficient new RMR to replace RMR losses, it could materially and adversely affect our business, financial condition and results of operations.

In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. We began attempting to contact each of these customers to determine if our services would be needed in the future. As of March 31, 2006, Protection One Monitoring estimated the loss of 2,481 customer accounts, including 379 wholesale customer accounts, and Network Multifamily estimated the loss of 1,556 customer accounts Estimated RMR losses related to these accounts were $55.9 thousand and $15.5 thousand for Protection One Monitoring and Network Multifamily, respectively, or less than 1% of our total RMR.

Our RMR includes amounts billable to customers with past due balances which we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customer at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

We believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. The table below reconciles our RMR to revenue reflected on our consolidated statements of operations (information for the period January 1, 2005 to February 8, 2005 has not been presented since it was not considered material).

	Quarter ended March 31, 2006	February 9, through March 31, 2005
	(dollar amounts in millions)
Recurring Monthly Revenue at March 31	$19.9	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	0.5	0.2
Other revenue (a)	2.1	1.2
Revenue (GAAP basis):
March	22.5	21.3
January – February, 2006	44.2	—
February 9 – February 28, 2005	—	15.6
Total period revenue	$66.7	$36.9

(a) Revenue that is not pursuant to monthly contractual billings.

The following tables identify RMR by segment and in total for the periods indicated.

	Quarter ended March 31, 2006
	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)
Beginning RMR balance (a)	$17,149	$2,724	$19,873
RMR retail additions	500	10	510
RMR retail losses, excluding Hurricane Katrina	(483)	(49)	(532)
RMR retail reactivations from Hurricane Katrina (b)	17	—	17
Price changes and other	15	23	38
Net change in wholesale RMR	(19)	—	(19)
Ending RMR balance	$17,179	$2,708	$19,887

(a)          Beginning RMR balance includes $920 thousand of wholesale customer RMR 2006 in both the Protection One Monitoring segment and in total. Our Network Multifamily segment RMR does not contain wholesale customer RMR.

(b)         In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. We began attempting to contact each of these customers to determine if our services will be needed in the future. For the quarter ended March 31, 2006, reactivations represent the RMR from those customers who have been contacted and have agreed to continue our service. We did not reactivate any wholesale customers during the first quarter of 2006. As of March 31, 2006, Protection One Monitoring has estimated the loss of 2,481 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 1,556 customers whose homes or businesses have been damaged beyond repair and will no longer need our monitoring services.

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

(a)          Beginning RMR balance includes $907 thousand and $903 thousand of wholesale customer RMR for the periods February 9, 2005 through March 31, 2005 and January 1, 2005 through February 8, 2005, respectively, in both the Protection One Monitoring segment and in total. Our Network Multifamily segment RMR does not contain wholesale customer RMR.

Monitoring and Related Services Margin. Monitoring and related service revenue comprised over 92% of our total revenue for the quarter ended March 31, 2006 and for each of the periods January 1, 2005 through February 8, 2005 and February 9, 2005 through March 31, 2005. The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods.

	(dollar amounts in thousands)
	2006	2005
	Quarter Ended March 31	February 9 through March 31	January 1 through February 8
Monitoring and related services revenue	$61,493	$35,123	$26,455
Cost of monitoring and related services revenue	17,396	9,928	7,400
Gross margin	$44,097	$25,195	$19,055

Gross margin %	71.7%	71.7%	72.0%

Customer Creation and Marketing. Our current customer acquisition strategy for our Protection One Monitoring segment relies primarily on internally generated sales. We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately 55 markets. The internal sales program generated 13,317 accounts and 12,773 accounts in the first quarter of 2006 and 2005, respectively. Our Network Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts. We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in 17 of the larger metropolitan markets in the nine-state BellSouth region. The marketing alliance may be terminated by mutual written consent of both parties or by either party upon 180 days notice or earlier upon occurrence of certain events. Under this alliance, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region. BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the leads and attempt to persuade them to become customers of our monitored security services. We also market directly to small businesses. We pay BellSouth a commission for each new contract and a recurring royalty based on a percentage of recurring charges. The commission is a direct and incremental cost of acquiring the customer and accordingly, for residential customers and certain commercial customers, is deferred as a customer acquisition cost and amortized over the term of the contract. The recurring royalty is expensed as incurred and is included in the cost of monitoring and related services revenue. Approximately 30.7% of our new accounts created in the first quarter of 2006 and 23.3% of our new accounts created in the first quarter of 2005 were produced from this arrangement. Termination of this agreement could have an adverse affect on our ability to generate new customers in this territory.

We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.

Attrition. Customer account attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flow. We monitor attrition each quarter based on a quarterly annualized and trailing twelve-month basis. This method utilizes each segment’s average customer account base for the applicable period in measuring attrition. Therefore, in periods of customer account growth, the computation of customer attrition may result in a number less than would be expected in periods when customer accounts remain stable. In periods of customer account decline, the computation of customer attrition may result in a number greater than would be expected in periods when customer accounts remain stable.

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

As defined above, customer attrition by business segment at March 31, 2006 and 2005 is summarized below:

	Customer Account Attrition
	March 31, 2006			March 31, 2006, excluding Hurricane Katrina (a)		March 31, 2005
	Annualized First Quarter	Trailing Twelve Month		Annualized First Quarter	Trailing Twelve Month	Annualized First Quarter	Trailing Twelve Month

Protection One Monitoring	4.6%	7.7%		5.0%	7.3%	6.9%	7.6%
Protection One Monitoring, excluding wholesale	11.1%	13.0%		11.6%	12.6%	12.3%	12.7%
Network Multifamily	7.4%	7.0	%(b)	7.4%	6.5%	5.1%	6.1%
Total Company	5.5%	7.4%		5.7%	7.0%	6.3%	7.1%

(a)          In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. We began attempting to contact each of these customers to determine if our services would be needed in the future. As of March 31, 2006, Protection One Monitoring has estimated the loss of 2,481 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 1,556 customers whose homes or businesses have been damaged beyond repair and will no longer need our monitoring services.

(b)         Attrition results for Network Multifamily exclude the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform. Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

In the table below we define the denominator the same as above but define the numerator as the gross number of lost customer accounts for a given period reduced by move-in accounts.

	Customer Account Attrition
	March 31, 2006			March 31, 2006, excluding Hurricane Katrina (a)		March 31, 2005
	Annualized First Quarter	Trailing Twelve Month		Annualized First Quarter	Trailing Twelve Month	Annualized First Quarter	Trailing Twelve Month

Protection One Monitoring	3.0%	5.9%		3.4%	5.5%	5.2%	5.8%
Protection One Monitoring, excluding wholesale	8.9%	10.6%		9.4%	10.2%	10.0%	10.2%
Network Multifamily	7.4%	7.0	%(b)	7.4%	6.5%	5.1%	6.1%
Total Company	4.4%	6.2%		4.6%	5.8%	5.1%	5.9%

(a)          In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. We began attempting to contact each of these customers to determine if our services would be needed in the future. As of March 31, 2006, Protection One Monitoring has estimated the loss of 2,481 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 1,556 customers whose homes or businesses have been damaged beyond repair and will no longer need our monitoring services.

(b)         Attrition results for Network Multifamily exclude the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform. Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first quarter of fiscal 2006, except for the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-based Payment (“SFAS No. 123R”), as discussed below.

Revenue and Expense Recognition. The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the three months ended March 31, 2006 and for the periods February 9, 2005 through March 31, 2005 and January 1, 2005 through February 8, 2005. The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period. We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the Quarter Ended March 31, 2006
	Revenue- other	Cost of revenue-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$11,016	$12,418	$10,926
Amount deferred	(7,432)	(8,637)	(4,276)
Amount amortized	1,456	2,343	2,463
Amount included in Statement of Operations	$5,040	$6,124	$9,113
Network Multifamily segment:
Total amount incurred	$78	$141	$446
Amount deferred	27	(14)	(1)
Amount amortized	38	211	8
Amount included in Statement of Operations	$143	$338	$453
Total Company:
Total amount incurred	$11,094	$12,559	$11,372
Amount deferred	(7,405)	(8,651)	(4,277)
Amount amortized	1,494	2,554	2,471
Amount reported in Statement of Operations	$5,183	$6,462	$9,566

	2005
	February 9 through March 31,			January 1 through February 8,
	Revenue- other	Cost of revenue-other	Selling expense	Revenue- other	Cost of revenue-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$4,851	$5,997	$4,960	$3,265	$3,663	$3,645
Amount deferred	(3,453)	(4,225)	(2,100)	(2,147)	(2,579)	(1,470)
Amount amortized	379	570	622	798	1,487	1,550
Amount included in Statement of Operations	$1,777	$2,342	$3,482	$1,916	$2,571	$3,725
Network Multifamily segment:
Total amount incurred	$16	$248	$249	$(156)	$169	$237
Amount deferred	(16)	(238)	62	156	(160)	(9)
Amount amortized	11	73	3	172	734	36
Amount included in Statement of Operations	$11	$83	$314	$172	$743	$264
Total Company:
Total amount incurred	$4,867	$6,245	$5,209	$3,109	$3,832	$3,882
Amount deferred	(3,469)	(4,463)	(2,038)	(1,991)	(2,739)	(1,479)
Amount amortized	390	643	625	970	2,221	1,586
Amount reported in Statement of Operations	$1,788	$2,425	$3,796	$2,088	$3,314	$3,989

New accounting standards. In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements based on the fair value on the grant date of the equity or liability instruments used. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. We adopted provisions of this Statement, as amended, using the modified prospective method beginning in fiscal 2006. Compensation costs should be recognized for awards that are issued beginning in 2006 and for awards that have been granted prior to December 31, 2005 but have yet to reach the end of the requisite service period. The amount of expense recognized in the first quarter of 2006 was approximately $0.5 million.

Operating Results

We separate our business into two reportable segments: Protection One Monitoring and Network Multifamily. Protection One Monitoring provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems. Network Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Protection One Consolidated

As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the activity for the period February 9, 2005 through March 31, 2005 (the “post-push down” period) is reported under the new basis of accounting while the activity for the period January 1, 2005 through February 8, 2005 (the “pre-push down” period) is reported on the historical basis of accounting. For the post-push down period, the primary changes to the income statement reflect (1) the reduction in amortization related to the reductions to the amount of deferred acquisition costs and deferred acquisition revenue, (2) an increase in interest expense due to accretion of debt discounts arising from differences in fair values and carrying values of our debt instruments and (3) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Monitoring and related services revenue and costs of monitoring and related services revenue were not impacted by the push down adjustments. Results achieved in the first quarter of 2006 were consistent with results achieved in the first quarter of 2005 because we have been successful in replacing lost RMR with new RMR from adding new customers as well as by providing additional services to existing customers.

Protection One Monitoring Segment

The table below presents operating results for Protection One Monitoring for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses. As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the quarter to quarter comparisons presented in the following tables may not be comparable.

	2006		2005
	Quarter Ended March 31,		February 9, through March 31,		January 1, through February 8,
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	52,720	91.3%	$30,081	94.4%	$22,564	92.2%
Other	5,040	8.7	1,777	5.6	1,916	7.8
Total revenue	57,760	100.0	31,858	100.0	24,480	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	15,543	26.9	8,857	27.8	6,627	27.1
Other	6,124	10.6	2,342	7.4	2,571	10.5
Total cost of revenue (exclusive of amortization and depreciation shown below)	21,667	37.5	11,199	35.2	9,198	37.6

Selling expense	9,113	15.8	3,482	10.9	3,725	15.2
General and administrative expense	14,802	25.6	7,674	24.1	6,922	28.3
Change of control and debt restructuring costs	—	—	—	—	5,939	24.3
Amortization of intangibles and depreciation expense	9,468	16.4	6,534	20.5	6,112	24.9
Total operating expenses	33,383	57.8	17,690	55.5	22,698	92.7
Operating income (loss)	$2,710	4.7%	$2,969	9.3%	$(7,416)	(30.3)%

2006 Compared to 2005. We had a net increase of 5,306 customers in the first quarter of 2006 compared to a net increase of 330 customers in the first quarter of 2005. The net increase is primarily due to an increase in our wholesale customer accounts that exceeded our net loss of retail customers. The average customer base for the first quarter of 2006 and 2005 was 697,408 and 699,768, respectively, or a decrease of 2,360 customers. The decrease in annualized quarterly attrition is primarily due to the increase in our wholesale customer base and also reflects lower attrition in our retail customer base. We believe the decrease in annualized quarterly attrition of our retail customer base is due to a company wide focus on retaining our current customers, which is vital for future growth. We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

Further analysis of the change in the Protection One Monitoring account base between the two periods is presented below.

	Three Months Ended March 31,
	2006	2005

Beginning Balance, January 1	694,755	699,603
Customer additions, excluding wholesale	13,317	12,773
Customer losses, excluding wholesale (a)	(14,329)	(16,579)
Change in wholesale customer base and other adjustments	6,318	4,136
Ending Balance, March 31	700,061	699,933

Annualized quarterly attrition (b)	4.6%	6.9%

(a)          2006 includes reactivation of 636 customers that were affected by Hurricane Katrina.

(b)         2006 annualized quarterly attrition excluding the first quarter Hurricane Katrina reactivations is 5.0%.

Monitoring and related service revenue were not impacted by the push down accounting adjustments and increased less than 1.0% in the first quarter of 2006 compared to the first quarter of 2005. Average retail RMR for the first quarter of 2006 was $16.3 million compared to $16.2 million for the first quarter of 2005. Although our number of retail customers has decreased slightly, we have replaced the associated lost RMR with the RMR of new customers at a higher rate primarily due to our focus on increasing our commercial business. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $1.5 million in amortization of previously deferred revenue in the first quarter of 2006 and $0.4 million and $0.8 million in amortization of previously deferred revenue for the post-push down and pre-push down periods, respectively. We also experienced an increase in outright commercial sales in the first quarter of 2006 compared to the first quarter of 2005. This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue were not impacted by the push down accounting adjustments and increased less than 1% in the first quarter of 2006 compared to the first quarter of 2005. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Cost of monitoring and related services revenue as a percentage of the related revenue remained stable in the first quarter of 2006 at 29.5% compared to 29.4% for each of the periods February 9, 2005 through March 21, 2005 and January 1, 2005 through February 8, 2005.

Cost of other revenue includes $2.3 million in amortization of previously deferred customer acquisition costs for the first quarter of 2006 and $0.6 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively. We also experienced an increase in cost of other revenue related to the increase in outright commercial sales in the first quarter of 2006 compared to the first quarter of 2005. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expenses include $2.5 million in amortization of previously deferred customer acquisition costs in the first quarter of 2006 and $0.7 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively. In general, other selling expenses have increased over 2005 levels primarily due to an increase in the number of commercial salespeople. Selling expenses include employment and related costs, including commission expense, of our sales personnel and their support staff, advertising and marketing expense and other sales department expense.

General and administrative expenses were not impacted by the push down accounting adjustments and increased $0.2 million in the first quarter of 2006 compared to the first quarter of 2005. Share-based compensation of approximately $0.5 million was expensed in the first quarter because we adopted SFAS 123R as of January 1, 2006. Expense related to share-based compensation was not required in 2005. The pre-pushdown period includes $0.4 million in retention bonus expense.

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

Network Multifamily Segment

The following table provides information for comparison of the Network Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses. As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the quarter to quarter comparisons presented in the following tables may not be comparable.

In 2005, we consolidated management and other support functions of Network Multifamily with our Protection One Monitoring segment. Approximately forty positions were eliminated, including the President, Senior Vice President-Sales, Senior Vice President-Legal and Vice President-Finance, which contributed to a reduction in general and administrative costs of approximately $1.0 million in the first quarter of 2006 compared to the same period in 2005.

	Quarter Ended March 31,		February 9, through March 31,		January 1, through February 8,
	2006		2005
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	$8,773	98.4%	$5,042	99.8%	$3,891	95.8%
Other	143	1.6	11	0.2	172	4.2
Total revenue	8,916	100.0	5,053	100.0	4,063	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	1,853	20.8	1,071	21.2	773	19.0
Other	338	3.8	83	1.6	743	18.3

Total cost of revenue (exclusive of amortization and depreciation shown below)	2,191	24.6	1,154	22.8	1,516	37.3

Selling expense	453	5.1	314	6.2	264	6.5
General and administrative expense	1,755	19.7	1,607	31.8	1,182	29.1
Corporate consolidation costs	20	0.2	—	—	—	—
Amortization of intangibles and depreciation expense	1,617	18.1	942	18.7	526	12.9
Total operating expenses	3,845	43.1	2,863	56.7	1,972	48.5
Operating income (loss)	$2,880	32.3%	$1,036	20.5%	$575	14.2%

2006 Compared to 2005. We had a net decrease of 5,071 customers in the first quarter of 2006 as compared to a net decrease of 1,618 customers in the first quarter of 2005. The average customer base was 315,507 for the first three months of 2006 compared to 329,701 for the first three months of 2005. The change in Network Multifamily’s customer base for the period is shown below.

	Three Months Ended March 31,
	2006	2005

Beginning Balance, January 1,	318,042	330,510
Customer additions	752	2,594
Customer losses	(5,823)	(4,212)
Ending Balance	312,971	328,892

Annualized quarterly attrition	7.4%	5.1%

Monitoring and related services revenue was not impacted by the push down accounting adjustments and decreased by approximately 1.8% in the first quarter of 2006 compared to the same period in 2005 due to a net loss in the number of customers as shown above, which was partially offset by contractual price increases. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes less than $0.1 million in amortization of previously deferred revenue for the quarter ended March 31, 2006 and $0.2 million in amortization of previously deferred revenue for the January 1, 2005 through February 8, 2005 period. This revenue consists primarily of revenue from the sale of access control systems and amortization of previously deferred revenue associated with the sale of alarm systems.

Cost of monitoring and related revenue was not impacted by the push down accounting adjustments and in the first quarter of 2006 was consistent with the first quarter of 2005. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations. Cost of monitoring and related revenue as a percentage of related revenue was 21.1% in the first quarter of 2006, 21.2% in the post-push down period, 19.9% in the pre-push down period.

Cost of other revenue includes $0.2 million in amortization of previously deferred customer acquisition costs in the first quarter of 2006, and $0.1 million and $0.7 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively. These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.

Selling expenses include less than $0.1 million in amortization of previously deferred customer acquisition costs for all periods presented. Selling expense is lower in 2006 due to the consolidation efforts completed in 2005. Selling expenses include employment and related costs, including commission expense, of our sales personnel and their support staff, advertising and marketing expense and other sales department expense.

General and administrative costs in the first quarter of 2006 decreased by approximately $1.0 million compared to the same period in 2005 primarily due to the consolidation efforts completed in late 2005, as discussed above.

Corporate consolidation costs in the first quarter of 2006 include severance and retention bonus expense for selected employees whose responsibilities were consolidated into the parent company.

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

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and for interest payments. On April 26, 2006, we entered into an amended and restated bank credit agreement increasing our outstanding term loan borrowings under the Bank Credit Facility by approximately $66.8 million to $300.0 million. See “Material Commitments” below for further discussion relating to the increased borrowing and subsequent dividend payment. The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for a base rate borrowing and 2.5% for a Eurodollar borrowing. The Bank Credit Facility continues to include a $25.0 million revolving credit facility, of which approximately $24.0 million remains available as of May 8, 2006 after reducing total availability by approximately $1.0 million for an outstanding letter of credit. We intend to use any other proceeds from borrowings under the Bank Credit Facility, from time to time, for working capital and general corporate purposes. The revolving credit facility matures in 2010 and the term loan matures in 2012, subject to earlier maturity if we do not refinance our 8 1/8% senior subordinated notes due 2009 before July 2008.

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

Operating Cash Flows for the Three Months Ended March 31, 2006. Our operations provided cash of $13.7 million, used a net $4.9 million and provided $3.7 million in cash flow for the first quarter of 2006 and for the periods February 9, 2005 through March 31, 2005 and January 1, 2005 through February 8, 2005, respectively. Cash used in the period February 9, 2005 through March 31, 2005 was primarily for the payment of costs related to the change of control and restructuring efforts.

Investing Cash Flows for the Three Months Ended March 31, 2006. We used a net $7.4 million, $2.9 million and $2.5 million for our investing activities for the first quarter of 2006 and in the periods February 9, 2005 through March 31, 2005 and January 1, 2005 through February 8, 2005, respectively. We invested a net $6.6 million in cash to install and acquire new accounts (including rental equipment) and $0.8 million to acquire fixed assets in the first quarter of 2006. We invested a net $3.0 million in cash to install and acquire new accounts and $0.7 million to acquire fixed assets and we received $0.8 million from the disposition of marketable securities and other assets in the period February 9, 2005 through March 31, 2005. We invested a net $2.2 million in cash to install and acquire new accounts and $0.3 million to acquire fixed assets in the period January 1, 2005 through February 8, 2005.

Financing Cash Flows for the Three Months Ended March 31, 2005. Financing activities used a net $0.6 million for principal payments on our Bank Credit Facility in the first quarter of 2006 and used a net $32.8 million in cash in the period February 9, 2005 through March 31, 2005. In the period February 9, 2005 through March 31, 2005, we used $33.2 million to retire debt, $1.4 million for debt and stock issuance costs and received $1.8 million in proceeds from the sale of common stock.

Material Commitments. Our contractual cash obligations are disclosed in our annual report on Form 10-K for the year ended December 31, 2005, as amended. Significant changes in these commitments are described below. We have future, material, long-term commitments, which, as of March 31, 2006, included $233.2 million related to the Bank Credit Facility and $110.3 million related to the 8 1/8% senior subordinated notes due 2009. The Bank Credit Facility was increased to $300.0 million on April 26, 2006 as discussed below.

On May 12, 2006, we paid a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of our common stock on May 8, 2006, including Quadrangle, which owned approximately 97.1% of the outstanding shares of our common stock at that date. We refer to this cash dividend as the May 2006 dividend. The payment of the May 2006 dividend was financed, in large part, by the April 2006 financing.

At the same time, we paid $4.5 million or $2.89 for each vested and unvested option awarded under the 2004 Stock Option Plan, including to members of senior management. We refer to the payment as the compensatory make-whole payment. We also reduced the exercise price of each vested and unvested option by $0.97. This compensatory make-whole payment and related taxes were recorded as compensation expense in the second quarter of fiscal 2006. Our board decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend and the April 2006 financing would have decreased the value of the equity interests of holders of our options as these holders were not otherwise entitled to receive the dividend. Accordingly, it awarded the same amount to the option holders on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.

On April 26, 2006, we entered into an amended and restated bank credit agreement to, among other things, increase the capacity of our Bank Credit Facility in order to declare and pay the May 2006 dividend and to pay the compensatory make-whole payment. At that time, we also borrowed an additional $66.8 million under our Bank Credit Facility, the proceeds of which were used to pay, along with approximately $10.0 million of cash on hand, the May 2006 dividend, related expenses and the compensatory make-whole payment.

Debt Covenants. The indenture relating to our 8 1/8% senior subordinated notes due 2009 and the amended and restated bank credit agreement contain certain covenants and restrictions, including with respect to our ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation and amortization, or EBITDA. The definition of EBITDA varies between the indenture and the Bank Credit Facility. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue. However, under the varying definitions, additional adjustments are sometimes required.

The indenture relating to our 8 1/8% senior subordinated notes due 2009 and the amended and restated bank credit agreement for the Bank Credit Facility contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Bank Credit Facility (as amended and restated)

Consolidated total debt on last day of period /consolidated EBITDA for most recent four fiscal quarters less than 5.75 to 1.0 and Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters greater than 2.00 to 1.0

Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0

At March 31, 2006, we were in compliance with the financial covenants and tests.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations. See the discussion above on the dividend paid on May 12, 2006.

Off-Balance Sheet Arrangements. We had no off-balance sheet transactions or commitments as of or for the quarter ended March 31, 2006, other than as disclosed above.

Credit Ratings. Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities. In conjunction with the additional financing from the amended and restated Bank Credit Facility, these rating agencies reevaluated our debt securities and both determined that their ratings of our debt would remain unchanged upon completion of the additional financing and subsequent distribution. As of May 8, 2006, our debt instruments were rated as follows:

	Bank Credit Facility	8 1/8% Senior Subordinated Notes Due 2009	Outlook
S & P	B+	B-	Negative
Moody’s	B2	Caa1	Stable

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to downgrades, which make debt financing more costly and more difficult to obtain.

Capital Expenditures. Assuming we have available funds, capital expenditures for 2006 and 2007 are expected to be approximately $33.5 million and $37.2 million, respectively, of which approximately $28.5 million and $31.4 million, respectively, would be used for customer acquisition costs, with the balance to be used for fixed assets. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Tax Matters. We generally do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Bank Credit Facility is a variable rate debt instrument, and as of May 8, 2006, we had borrowings of $300.0 million outstanding. Interest rate caps purchased in the second quarter of 2005 cap LIBOR (i) for three years at 5.0% on a $75 million tranche of borrowings and (ii) for five years at 6% on a separate $75 million tranche. Depending on the level of LIBOR, a 100 basis point change in the debt benchmark rate would affect pretax income as indicated in the table below.

LIBOR	Increase in pretax income due to 100bp decrease in interest rates	Decrease in pretax income due to 100bp increase in interest rates
	(dollars in millions)
Below 4.0%	$3.0	$(3.0)
4.5%	$3.0	$(2.6)
5.0%	$3.0	$(2.2)
5.5%	$2.6	$(1.9)
6.0%	$2.2	$(1.5)

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of March 31, 2006, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

On March 30, 2006, we identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Specifically, the amount of depreciation calculated on equipment that had been revalued as part of our push down adjustments was overstated by $1.1 million for the period February 9, 2005 through September 30, 2005 and overstated by $1.0 million for the fourth quarter of 2005. Accordingly, these controls were reevaluated.

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

To remediate this material weakness in the Company’s internal control over financial reporting, in the first quarter of 2006 the Company implemented additional review procedures over the calculation of depreciation of assets revalued as part of the push down accounting adjustments.

During the first quarter of 2006, we made changes to our internal control over financial reporting in connection with the preparation, review, presentation and disclosure of the amount of depreciation included in our Consolidated Financial Statements, as a result of the discovery of the error described above.

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

Date:	May 15, 2006		PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President,
Chief Financial Officer and duly authorized
officer