Form 10-Q
period 2006-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2006-08-14
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Yes ☐  No ☒

As of August 10, 2006, Protection One, Inc. had outstanding 18,239,953 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.

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

Due to the impact of the changes resulting from the push down accounting adjustments described above, the 2005 income statement presentation separates our results into two periods:  (1) the period ending with the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,091	$19,893
Receivables (net of allowance of $5,613 at June 30, 2006 and $4,979 at December 31, 2005)	27,361	29,861
Inventories, net	4,243	4,466
Prepaid expenses	3,432	3,183
Other	3,349	3,183
Total current assets	59,476	60,586
Restricted cash	1,931	1,597
Property and equipment, net	21,658	21,553
Customer accounts, net	216,637	232,875
Goodwill	12,160	12,160
Trade name	25,812	25,812
Deferred customer acquisition costs	90,347	73,198
Other	9,807	8,521
Total Assets	$437,828	$436,302
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$3,529	$2,356
Accounts payable	3,050	2,726
Accrued liabilities	22,891	24,100
Deferred revenue	36,876	36,471
Total current liabilities	66,346	65,653
Long-term debt and capital leases, net of current portion	390,070	321,293
Deferred customer acquisition revenue	51,620	39,873
Other liabilities	1,203	1,416
Total Liabilities	509,239	428,235
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	-	-
Common stock, $.01 par value, 150,000,000 shares authorized, 18,239,953 shares issued at June 30, 2006 and 18,198,571 shares issued at December 31, 2005	182	182
Additional paid-in capital	89,008	159,939
Accumulated other comprehensive income (loss)	516	(107)
Deficit	(161,117)	(151,947)
Total stockholders’ equity (deficiency in assets)	(71,411)	8,067
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$437,828	$436,302

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Six months	2005
	ended June 30, 2006	February 9 – June 30	January 1 – February 8

		(See Note 1)	(See Note 1)
Revenue:

Monitoring and related services	$123,228	$96,624	$26,455
Other	10,598	5,728	2,088
Total revenue	133,826	102,352	28,543

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	34,808	26,895	7,400
Other	13,575	7,660	3,314
Total cost of revenue (exclusive of amortization and depreciation shown below)	48,383	34,555	10,714

Operating expenses:
Selling	19,585	11,423	3,989
General and administrative	32,137	25,764	8,104
Change of control and debt restructuring costs	-	-	5,939
Corporate consolidation costs	20	-	-
Recapitalization costs	4,452	-	-
Amortization and depreciation	21,448	20,080	6,638
Total operating expenses	77,642	57,267	24,670
Operating income (loss)	7,801	10,530	(6,841)
Other expense (income):
Interest expense	16,795	13,411	2,602
Related party interest	-	1,951	1,942
Loss on retirement of debt	-	6,657	-
Other	11	(550)	(15)
Total other expense	16,806	21,469	4,529
Loss before income taxes	(9,005)	(10,939)	(11,370)
Income tax expense	(165)	(194)	(35)
Net loss	$(9,170)	$(11,133)	$(11,405)

Other comprehensive income (loss), net of tax:
Reclassification adjustment for realized gain on marketable securities	-	(162)	-
Unrealized gain on interest rate caps	623	-	-
Comprehensive loss	$(8,547)	$(11,295)	$(11,405)

Basic and diluted per share information:
Net loss per common share	$(0.50)	$(0.61)	$(5.80)

Weighted average common shares outstanding (in thousands)	18,226	18,199	1,966

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenue:
Monitoring and related services	$61,735	$61,502
Other	5,415	3,939
Total revenue	67,150	65,441

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	17,412	16,967
Other	7,113	5,235
Total cost of revenue (exclusive of amortization and depreciation shown below)	24,525	22,202

Operating expenses:
Selling	10,020	7,627
General and administrative	15,581	16,483
Recapitalization costs	4,452	-
Amortization and depreciation	10,362	12,604
Total operating expenses	40,415	36,714
Operating income	2,210	6,525
Other expense (income):
Interest expense	8,836	7,881
Related party interest	-	576
Loss on retirement of debt	-	6,068
Other	(36)	(267)
Total other expense	8,800	14,258
Loss before income taxes	(6,590)	(7,733)
Income tax expense	(73)	(158)
Net loss	$(6,663)	$(7,891)

Other comprehensive income, net of tax:
Unrealized gain on interest rate caps	392	-
Comprehensive loss	$(6,271)	$(7,891)

Basic and diluted per share information:
Net loss per common share	$(0.36)	$(0.43)

Weighted average common shares outstanding (in thousands)	18,240	18,199

The accompanying notes are an integral part of these

consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(Unaudited)

	Six Months Ended	2005
	June 30, 2006	February 9 – June 30	January 1 – February 8

		(See Note 1)	(See Note 1)
Cash flows from operating activities:
Net loss	$(9,170)	$(11,133)	$(11,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on early retirement of debt	-	6,657	-
(Gain) loss on sale of assets	(93)	(712)	8
Amortization and depreciation	21,448	20,080	6,638
Amortization of debt costs, discounts and premium	3,129	4,606	2
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	7,592	2,916	2,837
Amortization of stock based compensation costs	872	-	-
Provision for doubtful accounts	1,480	105	272
Other	(1,385)	(56)	(15)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	1,020	(859)	(263)
Other assets	(1,102)	1,568	5,500
Accounts payable	325	(4,288)	5,114
Deferred revenue	272	788	1,346
Accrued interest	51	(1,592)	(1,810)
Other liabilities	(1,270)	(6,015)	(4,514)
Net cash provided by operating activities	23,169	12,065	3,710

Cash flows from investing activities:
Purchases of new accounts	(27)	-	-
Deferred customer acquisition costs	(27,984)	(19,446)	(4,218)
Deferred customer acquisition revenue	14,990	10,049	1,991
Purchase of rental equipment	(1,531)	-	-
Purchase of property and equipment	(1,937)	(1,227)	(250)
Additional investment in restricted cash	(300)	-	-
Proceeds from disposition of marketable securities	-	660	-
Proceeds from redemption of preferred stock	-	4,399	-
Proceeds from disposition of assets	139	185	4
Net cash used in investing activities	(16,650)	(5,380)	(2,473)

Cash flows from financing activities:
Payments on long-term debt	(1,339)	(211,536)	-
Payment on credit facility	-	(81,000)	-
Distribution to shareholders	(70,490)	-	-
Proceeds from borrowings	66,767	250,000	-
Proceeds from sale of common stock	-	1,750	-
Debt issue costs	(259)	(6,972)	-
Stock issue costs	-	(270)	-
Payment for interest rate caps	-	(922)	-
Net cash used in financing activities	(5,321)	(48,950)	-
Net increase (decrease) in cash and cash equivalents	1,198	(42,265)	1,237
Cash and cash equivalents:
Beginning of period	19,893	53,765	52,528
End of period	$21,091	$11,500	$53,765

Cash paid for interest	$14,337	$12,613	$6,451

Cash paid for income taxes	$148	$214	$6

The accompanying notes are an integral part of these

consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Consolidation, Interim Financial Information and Recapitalization:

Protection One, Inc., referred to as Protection One or the Company, a Delaware corporation, is a publicly-traded security alarm monitoring company.  The Company is principally engaged in the business of providing security alarm monitoring services, which includes sales, installation and related servicing of security alarm systems for residential and business customers.  On February 17, 2004, the Company’s former majority owner, Westar Industries, Inc., a Delaware corporation, referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc., which together with Westar Industries is referred to as Westar, sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, to POI Acquisition I, Inc., a subsidiary of POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd.  POI Acquisition, L.L.C., Quadrangle Master Funding Ltd and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Master Funding Ltd, collectively referred to as Quadrangle.  Westar retained approximately 1% of the Company’s common stock, representing shares underlying restricted stock units (“RSUs”) granted to current and former employees of Westar.  In the event that these shares of common stock subject to RSUs are no longer subject to RSUs but continue to be held by Westar, Westar is obligated to deliver such shares to Quadrangle without any further consideration paid by Quadrangle.  As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under the revolving credit facility to POI Acquisition, L.L.C., which subsequently assigned one-third of its interest to Quadrangle Master Funding, Ltd.  Quadrangle paid an aggregate of approximately $154.7 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, with approximately $2.1 million of the payments being consideration for the common stock.

  In November 2004, the Company received $73.0 million pursuant to a tax sharing settlement agreement with Westar that terminated the existing Westar tax sharing agreement, generally settled all claims with Westar relating to the existing tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction. Contemporaneously, the Company entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock.   The exchange was completed on February 8, 2005.  The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock.  As of August 10, 2006, Quadrangle’s ownership of the Company’s common stock is at approximately 97.1% due to the issuance of common stock pursuant to options exercised in 2006.  See Note 2, “Share-Based Employee Compensation” for additional information.

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

Due to the impact of the changes resulting from the push down accounting adjustments described above, the 2005 income statement presentation separates the Company’s results into two periods:  (1) the period ending with the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting.  The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

On May 12, 2006, the Company completed a recapitalization of its balance sheet by increasing its debt in order to pay a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of its common stock on May 8, 2006, including Quadrangle, which owned approximately 97.1% of the outstanding shares of the Company’s common stock at that date. This cash dividend is referred to as the May 2006 dividend.  The payment of the May 2006 dividend was financed, in large part, by the April 2006 financing described in Note 6, “Debt and Capital Leases.”   Approximately $1.2 million of expense paid to third party consultants related to the financing is reflected as recapitalization costs in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

As part of the recapitalization, the Company’s board of directors also approved a cash payment of $4.5 million or $2.89 for each vested and unvested option awarded in February 2005 under the 2004 Stock Option Plan, including to members of senior management.  This payment is referred to as the compensatory make-whole payment.  Approximately $3.2 million of this compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006 and is reflected as recapitalization costs in the Condensed Consolidated Statement of Operations and Comprehensive Loss.  Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital.  The Company also reduced the exercise price of each vested and unvested option by $0.98.  The Company’s board decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend decreased the value of the equity interests of holders of options, as these holders were not otherwise entitled to receive the dividend.  Accordingly, the Company’s board awarded the same amount to the option holders, on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.  See additional related discussion in Note 2, “Share-Based Employee Compensation.”

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or the SEC, on April 10, 2006.

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the six and three months ended June 30, 2006, the period February 9, 2005 through June 30, 2005 (the “post-push down” period), January 1, 2005 through February 8, 2005 (the “pre-push down” period), and the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

For the six months ended June 30, 2006, the Company had stock options that represented 0.9 million dilutive potential common shares.  For the period February 9, 2005 through June 30, 2005, the Company had stock options that represented 1.1 million dilutive potential common shares.  For the second quarters of 2006 and 2005, the Company had stock options that represented 0.9 million and 1.2 million dilutive potential common shares, respectively.  These securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.  The Company had no stock options or warrants that represented dilutive potential common shares for the period January 1, 2005 through February 8, 2005.

Certain reclassifications have been made to prior year information to conform with current year presentation.

2.              Share-Based Employee Compensation:

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  With respect to stock option awards granted under the plans that had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant, the Company, under the intrinsic value method, used in connection with APB 25, has not recognized any share-based compensation expense related to stock option awards granted to employees in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company had the following three stock option plans under which shares were available for grant at June 30, 2006:  the 2004 Stock Option Plan (the “2004 Plan”), the 1997 Long-Term Incentive Plan (the “LTIP”), and the 1994 Stock Option Plan (the “1994 Plan”).

2004 Stock Option Plan.

The 2004 Plan was approved by the Protection One stockholders and became effective upon the consummation of the debt-for-equity exchange on February 8, 2005.  Under the 2004 Plan, certain executive officers and selected management employees were granted options, which are subject to vesting, exercise and delivery restriction described below, to purchase an aggregate of 1,782,947 shares of common stock.  A total of 1,996,184 shares are reserved for issuance under the 2004 Plan subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of the Company.  To the extent an option expires or is canceled, forfeited, settled in cash or otherwise terminated or concluded without a delivery of shares to which the option related, the undelivered shares will again be available for options.  The options initially granted under the 2004 Plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale.  Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the 2004 Plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of certain permissible distribution events (as defined in the Company’s Stock Appreciation Rights Plan) and (2) February 8, 2011, provided that if an option holder’s right to receive stock is converted pursuant to the 2004 Plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

1997 Long-Term Incentive Plan

The 1997 LTIP, approved by the Protection One stockholders on November 24, 1997, provides for the award of incentive stock options to directors, officers and key employees.  Under the LTIP, 114,000 shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One.  The LTIP provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

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

1994 Stock Option Plan

The 1994 Plan, approved by the Protection One stockholders in June 1994, provides for the award of incentive stock options to directors, officers and key employees under the 1994 Plan.  A total of 26,000 shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One.  The 1994 Plan provides for the granting of options that qualify as incentive stock options under the Internal Revenue Code and options that do not so qualify.

Share-Based Employee Compensation Expense

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

Exclusive of the impact of the modification to the options granted in 2005 discussed in Note 1, “Basis of Consolidation, Interim Financial Information and Recapitalization,” share-based compensation related to stock options granted to employees of approximately $0.9 million, or $0.05 per share (basic and fully diluted), and $0.3 million, or $0.02 per share (basic and fully diluted), was recorded in general and administrative expense for the six and three months ended June 30, 2006, respectively.  No tax benefit was recorded since the Company does not have taxable income and is currently reserving its tax assets.  There were no amounts capitalized relating to share-based employee compensation in the first six months of 2006.

The amount of expense to be recognized over the remaining service period of the modified option as of June 30, 2006 is expected to be approximately $0.2 million per quarter in 2006 and a total of $2.6 million through February 2009.

The table below summarizes stock options and warrants for the Company’s common stock outstanding as of June 30, 2006.  All non-vested options at June 30, 2006 are expected to vest in the future.

Description	Range of Exercise Price	Number of Shares of Common Stock	Weighted- Average Remaining Contractual Life in years	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in Thousands)
Exercisable

1997 Options	$ 475.00	120		$475.00
1998 Options	550.00	3,860		550.00
1999 Options	262.50-446.375	1,830		434.32
2000 Options	65.625-71.875	2,458		71.57
2001 Options	60.30-71.00	34,550		66.73
2001 Warrants	65.825	5,000		65.83
2002 Options	103.50-137.50	6,800		115.82
2003 Options	60.00	267		60.00
2005 Options	6.52	519,610		6.52
		574,495	4.6 years	17.37	$4,146
Not exercisable
2005 Options	6.52	1,039,219	4.6 years	6.52	$8,293
Outstanding		1,613,714	4.6 years	$10.38	$12,439

A summary of the Company’s nonvested stock options activity for the six months ended June 30, 2006 follows:

	Shares	Weighted- Average Grant-Date Fair Value	Total Grant- Date Fair Value (Dollars in Thousands)

Nonvested at January 1, 2006	1,234,339	$5.40	$6,662
Granted	-	-	-
Vested - 2005 options	(97,427)	5.39	(525)
Forfeited	-	-	-
Nonvested at March 31, 2006	1,136,912	$5.40	$6,137
Granted	-	-	-
Vested - 2003 options	(266)	40.00	(10)
Vested - 2005 options (a)	(32,476)	5.39	(175)
Cash paid on nonvested options (a)	-	-	(3,183)
Vested - 2005 options (a)	(64,951)	2.51	(163)
Forfeited	-	-	-
Nonvested at June 30, 2006 (a)	1,039,219	$2.51	$2,606

(a)  The weighted-average grant-date fair value of options granted during the first quarter of 2005 was $5.39. The terms of the options granted in 2005 under the 2004 Plan included antidilution provisions and were modified accordingly because of the distribution made in May 2006.  The compensatory make-whole payment of $4.5 million or $2.89 per option described in Note 1, “Basis of Consolidation, Interim Financial Information and Recapitalization,” resulted in a reduction of the fair value of the original award by the amount of cash received resulting in an adjusted grant-date fair value of $2.51.  Approximately $3.2 million of the $4.5 million cash payment related to nonvested options and is reflected as recapitalization costs in the second quarter of 2006.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. No options were granted in the six months ended June 30, 2006.  The following assumptions were used to estimate the fair value of options granted in the first quarter of 2005 and to estimate the fair value of the May 12, 2006 modification of the options granted in 2005:

	Three Months Ended June 30, 2006	Three Months Ended March 31, 2005
Expected stock price volatility	75.1%	82.1%
Risk free interest rate	5.08%	3.8%
Expected option life	4.75 years	6 years
Expected dividend yield	---	---

The following table summarizes the Company’s activities with respect to its stock option plans for the first six months of 2006 as follows:

	Warrants And Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,693,401	$ 12.32
Granted	---	---
Exercised (intrinsic value of $422,268)	(40,216)	7.50
Surrendered	(35,996)	11.39
Outstanding at March 31, 2006	1,617,189	$ 11.48
Granted	---	---
Exercised (intrinsic value of $6,660)	(666)	7.50
Surrendered	(2,809)	100.71
Outstanding at June 30, 2006	1,613,714	$ 10.38

No cash was received for the option exercises in 2006 as the option holders elected to utilize a cashless exercise in which they surrendered vested options in lieu of a cash payment for the exercise price.

Restricted Share Units

Annual grants of RSUs are awarded to the Company’s independent board member as part of the Company’s independent director compensation plan approved in March 2005.  An award of 2,000 RSUs was granted on March 28, 2005 with a fair value of $7.50.   The RSUs vest ratably over a 4-year period, provided, however, that any and all unvested RSUs shall be immediately forfeited in the event the board member ceases to serve on the Company’s board.  A total of 1,000 RSUs were awarded during the three months ended June 30, 2006.   A total of 500 RSUs vested and converted to common shares during the six months ended June 30, 2006 and 2,500 RSUs remained unvested.

Stock Appreciation Rights Plan

On February 8, 2005, pursuant to a management incentive plan, the Company’s senior management team received an aggregate of 1,996,183 Stock Appreciation Rights, or SARs.  The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means Quadrangle’s sale of at least 60% of its equity interest in the Company, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011.  The exercise price of the SARs was $4.50 on the grant date and increases by 9% per annum, which is referred to as the fixed return, compounded annually, beginning on February 8, 2006.  If Quadrangle sells less than 60% of its equity interest in the Company, the exercise price applicable to an equivalent percentage of management’s SARs would be based on the fixed return through the date of such sale.  Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder’s right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that the Company may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.  Because payment under the original plan would only be made in the event of a qualified sale as defined in the SAR plan, no amounts were accrued as of December 31, 2005.

On May 12, 2006, after determining that the $70.5 million cash dividend declared on April 27, 2006 would adversely impact the SARs granted in 2005, the Company’s board of directors agreed to amend the SARs agreements by effectively fixing the exercise price on 22% of all 439,160 outstanding SARs at $5.02.  Therefore, if there is not a qualified sale prior to February 8, 2011, the holders of such SARs will be entitled to receive the difference between $7.50 and $5.02 per SAR, or $2.48, from the Company for a total cash outlay of approximately $1.1 million on February 8, 2011.  As of June 30, 2006, the Company has established a liability of approximately $25,000 to reflect the portion of the SARs that have been earned since the date of the amendment through June 30, 2006 with the associated expense reflected in general and administrative expense.  Assuming there is no qualified sale prior to February 8, 2011, the Company expects to record approximately $0.2 million in expense per year through February 8, 2011 related to these SARs.

Pro Forma Share-Based Employee Compensation Expense

Prior to December 31, 2005, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net loss and loss per share would have been adjusted to the following pro forma amounts:

	2005
	(dollar amounts in thousands except per share amounts)
	Three Months Ended June 30	February 9 – June 30 (See Note 1)	January 1 – February 8 (See Note 1)

Loss available for common stock, as reported	$(7,891)	$(11,133)	$(11,405)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(609)	(1,030)	(16)
Loss available for common stock, pro forma	$(8,500)	$(12,163)	$(11,421)

Net loss per common share (basic and diluted):
As reported	$(0.43)	$(0.61)	$(5.80)
Pro forma	$(0.47)	$(0.67)	$(5.81)

3.     Intangible Assets:

The following reflects the Company’s carrying value in customer accounts as of the following periods:

	Protection One Monitoring		Network Multifamily		Total Company
	6/30/2006	12/31/2005	6/30/2006	12/31/2005	6/30/2006	12/31/2005
	(dollar amounts in thousands)
Customer accounts	$260,345	$260,319	$51,872	$51,872	$312,217	$312,191
Accumulated amortization	$(81,878)	$(68,495)	$(13,702)	$(10,821)	$(95,580)	$(79,316)
Customer accounts, net	$178,467	$191,824	$38,170	$41,051	$216,637	$232,875

Amortization expense was $16.3 million for the six months ended June 30, 2006, $14.4 million for the period February 9, 2005 through June 30, 2005 and $5.6 million for the period January 1, 2005 through February 8, 2005.  Amortization expense was $8.1 million and $9.1 million for the three months ended June 30, 2006 and 2005, respectively.  The table below reflects the estimated aggregate customer account amortization expense for the remainder of 2006 and each of the four succeeding fiscal years on the existing customer account base as of June 30, 2006:

	2006	2007	2008	2009	2010
	(dollar amounts in thousands)
Estimated amortization expense	$16,264	$29,687	$28,726	$28,301	$28,253

There was no change in the carrying value of trade names or goodwill for the six months ended June 30, 2006.

4.    Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (in thousands):

	June 30, 2006	December 31, 2005
Furniture, fixtures and equipment	$4,434	$4,290
Data processing and telecommunication	24,841	24,408
Leasehold improvements	2,879	2,762
Vehicles	7,921	8,991
Vehicles under capital leases	2,087	-
Buildings and other	5,473	5,473
Rental equipment	2,303	772
	49,938	46,696
Less accumulated depreciation	(28,280)	(25,143)
Property and equipment, net	$21,658	$21,553

Depreciation expense was $5.2 million for the six months ended June 30, 2006, $5.7 million for the period February 9, 2005 through June 30, 2005, $1.0 million for the period January 1, 2005 through February 8, 2005.   Depreciation expense was $2.2 million and $3.5 million for the three months ended June 30, 2006 and 2005, respectively.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term.  Accumulated depreciation of approximately $0.1 million and $16,000 has been recorded on these assets as of June 30, 2006 and December 31, 2005, respectively.  The following is a schedule by year of minimum future rentals on non-cancelable operating leases as of June 30, 2006 (dollar amounts in thousands):

Remainder of 2006	$190
2007	380
2008	380
2009	380
2010	361
2011	51
Total minimum future rentals	$1,742

5.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollar amounts in thousands):

	June 30, 2006	December 31, 2005
Accrued interest	$5,393	$5,342
Accrued vacation pay	3,522	3,436
Accrued salaries, bonuses and employee benefits	4,128	5,445
Other accrued liabilities	9,848	9,877
Total accrued liabilities	$22,891	$24,100

6.     Debt and Capital Leases:

Long-term debt and the fixed or weighted average interest rates and capital leases are as follows (dollar amounts in thousands):

	June 30, 2006	December 31, 2005
Bank credit facility, maturing March 31, 2012, variable 7.84% (a)	$299,250	$233,823
Senior subordinated notes, maturing January 2009, fixed 8 1/8% (b)	92,468	89,826
Capital leases	1,881	-
	393,599	323,649
Less current portion (including $529 in capital leases as of June 30, 2006)	(3,529)	(2,356)
Total long-term debt and capital leases	$390,070	$321,293

(a)          Represents the weighted average annual interest rate before fees at June 30, 2006.  At December 31, 2005, the weighted average annual interest rate before fees was 7.4%.  See “Bank Credit Facility” below, for additional discussion regarding an amendment in April 2006 in connection with additional financing under the bank credit facility, including a change in the maturity date of the term loan to March 31, 2012 from April 18, 2011 and a reduction in the applicable margin.  The bank credit facility is secured by substantially all assets of the Company.

(b)         See “Valuation of Debt” below regarding the discount amount associated with the debt instruments.  The effective rate to the Company due to the accretion of debt discounts is approximately 15.9% on the senior subordinated notes.   The unamortized balance of the discount at June 30, 2006 and December 31, 2005 was $17.9 million and $20.5 million, respectively.

Valuation of Debt

As discussed in Note 1, “Basis of Consolidation, Interim Financial Information and Recapitalization,” because Quadrangle acquired substantially all of the Company’s common stock, a new basis of accounting was established at February 8, 2005, and a new value for the Company’s 8 1/8% senior subordinated notes due 2009 was determined based on its estimated fair market value.  The discount is being amortized using the effective interest rate method over the remaining life of the debt.

Bank Credit Facility

On April 26, 2006, the Company entered into an amended and restated bank credit agreement increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million.  The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for a base rate borrowing and 2.5% for a Eurodollar borrowing.  The incremental proceeds from the amended term loan, together with approximately $10 million of excess cash were used to make an aggregate special cash distribution in May 2006 of approximately $75 million, including a dividend to holders of the Company’s common stock and to make related payments to members of management of the Company who hold options for the Company’s common stock.  The bank credit facility continues to include a $25.0 million revolving credit facility, of which approximately $24.0 million remains available as of August 10, 2006 after reducing total availability by approximately $1.0 million for an outstanding letter of credit.  The revolving credit facility matures in 2010 and the term loan matures March 31, 2012, subject to earlier maturity if the Company does not refinance its 8 1/8% senior subordinated notes due 2009 before July 2008.

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

The unamortized costs of the cap agreements at June 30, 2006 of $0.9 million are included in other assets.  The Company amortizes the costs of the interest rate caps to interest expense over the respective lives of the agreements.  In the first six months of 2006, the Company was entitled to receive approximately $15,300 as a result of the cap agreements, a net of approximately $1,800 was amortized to interest expense and there was no ineffectiveness in the hedging relationship of the interest rate caps.

Capital Leases

The Company acquired vehicles in 2006 under a capital lease arrangement whereby it leases vehicles over a 4-year lease term.  Accumulated depreciation on these assets as of June 30, 2006 was $140,000.  The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of June 30, 2006 (in thousands):

Remainder of 2006	$306
2007	611
2008	611
2009	592
2010	50
Total minimum lease payments	2,170
Less: Estimated executory costs	(125)
Net minimum lease payments	2,045
Less: Amount representing interest	(164)
Present value of net minimum lease payments (a)	$1,881

(a)  Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $529 and $1,352, respectively.

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

The Company’s amended and restated bank credit agreement and the indenture relating to its 8 1/8% senior subordinated notes due 2009 contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Bank Credit Facility (as amended and restated)

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters---less than 5.75 to 1.0 and
Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 2.00 to 1.0

8 1/8% Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

At June 30, 2006, the Company was in compliance with the financial covenants and tests.

7.              Related Party Transactions:

Quadrangle Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of Quadrangle, will provide business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments.  The Quadrangle management agreements also provide that when and if the Advisors advise or consult with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company does not engage a financial advisor with respect to such divesture) or financing transaction, they may also invoice the Company for, and the Company shall pay, additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction.  The Quadrangle management agreements are effective as of February 8, 2005 and shall continue in effect from year to year unless amended or terminated by mutual consent of the parties, subject to automatic termination in certain specified situations and subject to termination at any time upon ninety days notice by either party.  For the six months ended June 30, 2006, approximately $0.8 million was expensed related to these agreements.  For the period February 9, 2005 through June 30, 2005, approximately $0.6 million was expensed related to these agreements.  Approximately $0.4 was expensed related to these agreements in each of the quarters ending June 30, 2006 and 2005.

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

	February 9 -	January 1 -
	April 18, 2005	February 8, 2005
Interest Accrued	$1.5	$1.9
Interest Paid	$1.5	$1.9

The Company also paid Quadrangle a one-time fee of $1.15 million in April 2005 upon consummation of the debt-for-equity exchange in connection with the amendment to the credit facility.

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

8.     Commitments and Contingencies:

 Security Response Network and Homesafe Security Arbitration

The company is a defendant in an arbitration proceeding brought by two former Protection One dealers, Security Response Network and Homesafe Security, Inc. and the owner of these companies, Mr. Ira Beer.  Mr. Beer alleges breach of contract, improper calculation of holdback amounts, and other causes of action.  Discovery is ongoing in this matter.  In late January 2006, the claimants requested the arbitrator to set an arbitration date, which has been scheduled for October 10, 2006.  In the opinion of management, this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Scardino Litigation

On April 17, 2006, the Company was named a defendant in a litigation proceeding brought by Frank and Anne Scardino arising out of a June 2005 fire at their home in Villanova, Pennsylvania (Frank and Anne Scardino v. Eagle Systems, Inc., Eagle Monitoring, Inc. and Protection One Alarm Monitoring, Inc. d/b/a Dynawatch, Delaware County, Pennsylvania Court of Common Pleas, Cause No. 06-4485). The complaint alleges that the defendants failed to provide contracted fire detection and monitoring services, resulting in alleged damages to plaintiffs in excess of $3.0 million.  The complaint also alleges negligence, gross negligence, breach of contract, breach of implied warranties, and violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law.  Under the Unfair Trade Practices and Consumer Protection Law, claimants may be entitled to seek treble damages, attorneys’ fees and costs.

The litigation is at a preliminary stage and the Company is investigating to determine the facts and circumstances involved in this matter. We have notified our liability insurance carriers of the claim.   Also, the Company has filed Preliminary Objections to all the tort claims in the complaint, contending that as the relationship of the plaintiffs and the Company is governed by contract, the tort claims in the complaint should be dismissed.  The parties have fully briefed the issues and are awaiting a hearing on the Preliminary Objections.

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

Reportable segments (dollar amounts in thousands):

	Six Months Ended June 30, 2006 (dollars amounts in thousands)
	Protection One Monitoring[1]	Network Multifamily[2]	Adjustments[3]	Consolidated
Revenue	$116,386	$17,440		$133,826
Adjusted EBITDA(4)	33,442	8,743		42,185
Amortization of intangibles and depreciation expense	18,216	3,232		21,448
Amortization of deferred costs in excess of deferred revenue	7,194	398		7,592
Corporate consolidation costs	-	20		20
Recapitalization costs	4,452	-		4,452
Segment assets	386,494	61,619	(10,285)	437,828
Expenditures for property, exclusive of rental equipment	1,828	109		1,937
Investment in new accounts and rental equipment, net	14,124	428		14,552

	2005
	Protection One Monitoring[1]		Network Multifamily[2]		Adjustments[3]	Consolidated
	February 9 - June 30	January 1 -February 8	February 9 -June 30	January 1 - February 8		February 9 - June 30	January 1 - February 8
Revenue	$88,324	$24,480	$14,028	$4,063		$102,352	$28,543
Adjusted EBITDA(4)	27,386	7,228	6,140	1,780		33,526	9,008
Amortization of intangibles and depreciation expense	17,529	6,112	2,551	526		20,080	6,638
Amortization of deferred costs in excess of amortization of deferred revenue	2,701	2,239	215	598		2,916	2,837
Change of control and debt restructuring costs	-	5,939	-	-		-	5,939
Key employee retention plan expense	-	354	-	81		-	435
Segment assets	430,320	-	66,068	-	(69,348)	427,040	-
Expenditures for property	1,180	249	47	1		1,227	250
Investment in new accounts, net	8,838	1,902	559	325		9,397	2,227

	Three months ended June 30,
	2006			2005
	Protection One Monitoring[1]	Network Multifamily[2]	Consolidated	Protection One Monitoring[1]	Network Multifamily[2]	Consolidated
Revenue	$ 58,627	$ 8,523	$67,150	$56,466	$8,975	$65,441
Adjusted EBITDA(4)	17,381	4,044	21,425	17,070	4,097	21,167
Amortization of intangibles and depreciation expense	8,747	1,615	10,362	10,995	1,609	12,604
Amortization of deferred costs in excess of amortization of deferred revenue	3,846	215	4,061	1,888	150	2,038
Recapitalization costs	4,452	-	4,452	-	-	-
Expenditures for property, exclusive of rental equipment	1,079	23	1,102	531	35	566
Investment in new accounts and rental equipment, net	7,563	386	7,949	5,967	398	6,365

1  Includes allocation of holding company expenses reducing Adjusted EBITDA by $2.0 million, $0.3 million and $1.7 million for the six months ended June 30, 2006 and for the periods January 1, 2005 through February 8, 2005, February 9, 2005 through June 30, 2005, respectively.  Includes allocation of holding company expenses reducing Adjusted EBITDA by $1.1 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively.

2 Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.5 million, $0.1 million and $0.4 million for the six months ended June 30, 2006 and for the periods January 1, 2005 through February 8, 2005, February 9, 2005 through June 30, 2005, respectively.  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.3 million for the each of the three month periods ended June 30, 2006 and 2005.

3 Adjustment to eliminate intersegment accounts receivable.

4Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry.  This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as income (loss) before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company.  See the table below for the reconciliation of Adjusted EBITDA to consolidated income (loss) before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.

	Consolidated
	(dollar amounts in thousands)
	2006	2005
	Six Months Ended June 30	February 9 through June 30	January 1 through February 8

Loss before income taxes	$(9,005)	$(10,939)	$(11,370)
Plus:
Interest expense	16,795	15,362	4,544
Amortization of intangibles and depreciation expense	21,448	20,080	6,638
Amortization of deferred costs in excess of amortization of deferred revenue	7,592	2,916	2,837
Amortization of stock based compensation costs	872	-	-
Reorganization costs (a)	-	-	6,374
Corporate consolidation costs	20	-	-
Recapitalization costs	4,452	-	-
Loss on retirement of debt	-	6,657	-
Less:
Other (income) expense	11	(550)	(15)
Adjusted EBITDA	$42,185	$33,526	$9,008

____________________________________________

(a) Reorganization costs for 2005 include success fees paid upon successful completion of the restructuring transactions, key employee retention plan payments and legal fees.

	Consolidated
	Three Months Ended June 30,
	2006	2005
	(dollar amounts in thousands)
Loss before income taxes	$(6,590)	$(7,733)
Plus:
Interest expense	8,836	8,457
Amortization of intangibles and depreciation expense	10,362	12,604
Amortization of deferred costs in excess of amortization of deferred revenue	4,061	2,038
Amortization of stock based compensation costs	340	-
Recapitalization costs	4,452	-
Loss on retirement of debt	-	6,068
Less:
Other (income) expense	(36)	(267)
Adjusted EBITDA	$21,425	$21,167

10.  Income Taxes:

For the first six months of 2006, the Company recorded tax expense of approximately $0.2 million related to state income taxes. For each of the periods ended February 8, 2005 and June 30, 2005, the Company recorded tax expense of less than $0.2 million related to state income taxes.  For the three months ended June 30, 2006 and 2005, the Company recorded tax expense of approximately $0.1 million and $0.2 million, respectively.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  This interpretation is effective for fiscal years beginning after December 15, 2006.  Protection One, Inc. will be required to adopt this interpretation in the first quarter of 2007.  Management is currently evaluating the requirements of FIN 48 but has not determined what, if any, impact it will have on the Company’s consolidated financial statements.

11.       Summarized Combined Financial Information of the Subsidiary Guarantors of Debt

Protection One Alarm Monitoring, Inc., a wholly-owned subsidiary of Protection One, Inc., has debt securities outstanding (see Note 6, “Debt and Capital Leases”) that are fully and unconditionally guaranteed by Protection One, Inc. and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc.  The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries.  Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2006

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$-	$100,611	$22,617	$-	$123,228
Other	-	10,382	216	-	10,598
Total revenue	-	110,993	22,833	-	133,826
Cost of revenue
Monitoring and related services	-	28,397	6,411	-	34,808
Other	-	12,834	741	-	13,575
Total cost of revenue	-	41,231	7,152	-	48,383

Operating expenses
Selling	-	18,399	1,186	-	19,585
General and administrative	3,343	26,874	1,920	-	32,137
Corporate consolidation costs	-	-	20	-	20
Recapitalization costs	3,267	1,185	-	-	4,452
Amortization and depreciation	4	17,812	3,632	-	21,448
Holding company allocation	(2,450)	1,960	490	-	-
Corporate overhead allocation	-	(2,242)	2,242	-	-
Total operating expenses	4,164	63,988	9,490	-	77,642
Operating income (loss)	(4,164)	5,774	6,191	-	7,801
Other income (expense)
Interest expense (b)	-	(16,276)	(519)	-	(16,795)
Other	-	72	(83)	-	(11)
Equity earnings (loss) in subsidiary	(5,006)	5,424	-	(418)	-
Total other expense	(5,006)	(10,780)	(602)	(418)	(16,806)
Income (loss) from continuing operations before income taxes	(9,170)	(5,006)	5,589	(418)	(9,005)
Income tax expense	-	-	(165)	-	(165)
Net income (loss)	$(9,170)	$(5,006)	$5,424	$(418)	$(9,170)

(b) Protection One Alarm Monitoring, Inc. allocated $522 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2006

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$-	$50,586	$11,149	$-	$61,735
Other	-	5,343	72	-	5,415
Total revenue	-	55,929	11,221	-	67,150
Cost of revenue
Monitoring and related services	-	14,092	3,320	-	17,412
Other	-	6,710	403	-	7,113
Total cost of revenue	-	20,802	3,723	-	24,525
Operating expenses
Selling	-	9,348	672	-	10,020
General and administrative	1,682	12,990	909	-	15,581
Recapitalization costs	3,267	1,185	-	-	4,452
Amortization and depreciation	2	8,546	1,814	-	10,362
Holding company allocation	(1,317)	1,054	263	-	-
Corporate overhead allocation	-	(1,100)	1,100	-	-
Total operating expenses	3,634	32,023	4,758	-	40,415
Operating income (loss)	(3,634)	3,104	2,740	-	2,210
Other income (expense)
Interest expense (b)	-	(8,612)	(224)	-	(8,836)
Other	-	36	-	-	36
Equity earnings (loss) in subsidiary	(3,029)	2,443	-	586	-
Total other expense	(3,029)	(6,133)	(224)	586	(8,800)
Income (loss) from continuing operations before income taxes	(6,663)	(3,029)	2,516	586	(6,590)
Income tax expense	-	-	(73)	-	(73)
Net income (loss)	$(6,663)	$(3,029)	$2,443	$586	$(6,663)

(b) Protection One Alarm Monitoring, Inc. allocated $225 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the Period February 9, 2005 through June 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$-	$78,512	$18,112	$-	$96,624
Other	-	5,693	35	-	5,728
Total revenue	-	84,205	18,147	-	102,352
Cost of revenue:
Monitoring and related services	-	22,378	4,517	-	26,895
Other	-	7,392	268	-	7,660
Total cost of revenue	-	29,770	4,785	-	34,555

Operating expenses
Selling	-	10,392	1,031	-	11,423
General and administrative	2,303	19,239	4,222	-	25,764
Amortization and depreciation	2	17,172	2,906	-	20,080
Holding company allocation	(2,084)	1,667	417	-	-
Corporate overhead allocation	-	(408)	408	-	-
Total operating expenses	221	48,062	8,984	-	57,267
Operating income (loss)	(221)	6,373	4,378	-	10,530
Other income (expense)
Interest income (expense)	-	(13,415)	4	-	(13,411)
Related party interest	-	(1,951)	-	-	(1,951)
Loss on retirement of debt	-	(6,657)	-	-	(6,657)
Other	-	586	(36)	-	550
Equity earnings (loss) in subsidiary	(10,912)	4,145	-	6,767	-
Total other expense	(10,912)	(17,292)	(32)	6,767	(21,469)
Income (loss) from continuing operations before income taxes	(11,133)	(10,919)	4,346	6,767	(10,939)
Income tax expense	-	7	(201)	-	(194)
Net income (loss)	$(11,133)	$(10,912)	$4,145	$6,767	$(11,133)

Condensed Consolidating Statement of Operations

For the Period January 1, 2005 through February 8, 2005

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$-	$21,455	$5,000	$-	$26,455
Other	-	1,916	172	-	2,088
Total revenue	-	23,371	5,172	-	28,543
Cost of revenue:
Monitoring and related services	-	6,151	1,249	-	7,400
Other	-	2,571	743	-	3,314
Total cost of revenue	-	8,722	1,992	-	10,714

Operating expenses
Selling	-	3,699	290	-	3,989
General and administrative	792	6,054	1,258	-	8,104
Change of control and debt restructuring costs	5,939	-	-	-	5,939
Amortization and depreciation	-	6,058	580	-	6,638
Holding company allocation	(437)	350	87	-	-
Corporate overhead allocation	-	(110)	110	-	-
Total operating expenses	6,294	16,051	2,325	-	24,670
Operating income (loss)	(6,294)	(1,402)	855	-	(6,841)
Other income (expense)
Interest expense (a)	-	(2,499)	(103)	-	(2,602)
Related party interest	-	(1,942)	-	-	(1,942)
Other	-	15	-	-	15
Equity earnings (loss) in subsidiary	(5,111)	717	-	4,394	-
Total other expense	(5,111)	(3,709)	(103)	4,394	(4,529)
Income (loss) from continuing operations before income taxes	(11,405)	(5,111)	752	4,394	(11,370)
Income tax expense	-	-	(35)	-	(35)
Net income (loss)	$(11,405)	$(5,111)	$717	$4,394	$(11,405)

(a)  Protection One Alarm Monitoring, Inc. allocated $103 of its interest expense to Network Multifamily

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$-	$49,925	$11,577	$-	$61,502
Other	-	3,915	24	-	3,939
Total revenue	-	53,840	11,601	-	65,441
Cost of revenue:
Monitoring and related services	-	14,112	2,855	-	16,967
Other	-	5,050	185	-	5,235
Total cost of revenue	-	19,162	3,040	-	22,202

Operating expenses
Selling	-	6,945	682	-	7,627
General and administrative	1,284	12,684	2,515	-	16,483
Amortization and depreciation	1	10,773	1,830	-	12,604
Holding company allocation	(1,284)	1,028	256	-	-
Corporate overhead allocation	-	(263)	263	-	-
Total operating expenses	1	31,167	5,546	-	36,714
Operating income (loss)	(1)	3,511	3,015	-	6,525
Other income (expense)
Interest income (expense)	-	(7,883)	2	-	(7,881)
Related party interest	-	(576)	-	-	(576)
Loss on retirement of debt	-	(6,068)	-	-	(6,068)
Other	-	304	(37)	-	267
Equity earnings (loss) in subsidiary	(7,890)	2,815	-	5,075	-
Total other expense	(7,890)	(11,408)	(35)	5,075	(14,258)
Income (loss) from continuing operations before income taxes	(7,891)	(7,897)	2,980	5,075	(7,733)
Income tax expense	-	7	(165)	-	(158)
Net income (loss)	$(7,891)	$(7,890)	$2,815	$5,075	$(7,891)

Condensed Consolidating Balance Sheet

June 30, 2006

(amounts in thousands)

(Unaudited)

Assets	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$-	$20,880	$211	$-	$21,091
Receivables, net	-	21,561	5,800	-	27,361
Inventories, net	-	3,117	1,126	-	4,243
Prepaid expenses	4	2,866	562	-	3,432
Other	-	3,080	269	-	3,349
Total current assets	4	51,504	7,968	-	59,476
Restricted cash	-	1,931	-	-	1,931
Property and equipment, net	6	20,239	1,413	-	21,658
Customer accounts, net	-	174,478	42,159	-	216,637
Goodwill	-	6,142	6,018	-	12,160
Trade name	-	22,987	2,825	-	25,812
Deferred customer acquisition costs	-	83,467	6,880	-	90,347
Other	-	8,424	1,383	-	9,807
Accounts receivable (payable) from (to) associated companies	(67,805)	76,543	(8,738)	-	-
Investment in POAMI	(3,146)	-	-	3,146	-
Investment in subsidiary guarantors	-	53,277	-	(53,277)	-
Total assets	$70,941)	$498,992	$59,908	$(50,131)	$437,828
Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$-	$3,529	$-	$-	$3,529
Accounts payable	-	2,582	468	-	3,050
Accrued liabilities	470	21,251	1,170	-	22,891
Deferred revenue	-	33,370	3,506	-	36,876
Total current liabilities	470	60,732	5,144	-	66,346
Long-term debt and capital leases, net of current portion	-	390,070	-	-	390,070
Deferred customer acquisition revenue	-	50,588	1,032	-	51,620
Other	-	748	455	-	1,203
Total Liabilities	470	502,138	6,631	-	509,239
Stockholders’ Equity (Deficiency in Assets)
Common stock	182	2	1	(3)	182
Additional paid in capital	89,008	1,416,051	202,457	(1,618,508)	89,008
Accumulated other comprehensive income	516	516	-	(516)	516
Deficit	(161,117)	(1,419,715)	(149,181)	1,568,896	(161,117)
Total stockholders’ equity (deficiency in assets)	(71,411)	(3,146)	53,277	(50,131)	(71,411)
Total liabilities and stockholders’ equity (deficiency in assets)	$(70,941)	$498,992	$59,908	$(50,131)	$437,828

Condensed Consolidating Balance Sheet

December 31, 2005

(amounts in thousands)

Assets	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$-	$19,468	$425	$-	$19,893
Receivables, net	-	23,526	6,335	-	29,861
Inventories, net	-	2,790	1,676	-	4,466
Prepaid expenses	28	2,497	658	-	3,183
Other	-	3,173	10	-	3,183
Total current assets	28	51,454	9,104	-	60,586
Restricted cash	-	1,597	-	-	1,597
Property and equipment, net	10	19,823	1,720	-	21,553
Customer accounts, net	-	187,570	45,305	-	232,875
Goodwill	-	6,142	6,018	-	12,160
Trade name	-	22,987	2,825	-	25,812
Deferred customer acquisition costs	-	66,253	6,945	-	73,198
Other	-	8,518	3	-	8,521
Accounts receivable (payable) from (to) associated companies (a)	7,752	9,481	(17,233)	-	-
Investment in POAMI	1,237	-	-	(1,237)	-
Investment in subsidiary guarantors	-	47,852	-	(47,852)	-
Total assets	$9,027	$421,677	$54,687	$(49,089)	$436,302

Liabilities and Stockholder Equity
Current liabilities:
Current portion of long-term debt	$-	$2,356	$-	$-	$2,356
Accounts payable	-	2,601	125	-	2,726
Accrued liabilities	960	21,492	1,648	-	24,100
Deferred revenue	-	33,159	3,312	-	36,471
Total current liabilities	960	59,608	5,085	-	65,653
Long-term debt, net of current portion	-	321,293	-	-	321,293
Deferred customer acquisition revenue	-	38,746	1,127	-	39,873
Other	-	793	623	-	1,416
Total Liabilities	960	420,440	6,835	-	428,235
Stockholders’ Equity
Common stock	182	2	1	(3)	182
Additional paid in capital	159,939	1,416,051	202,457	(1,618,508)	159,939
Accumulated other comprehensive loss	(107)	(107)	-	107	(107)
Deficit	(151,947)	(1,414,709)	(154,606)	1,569,315	(151,947)

Total stockholders’ equity	8,067	1,237	47,852	(49,089)	8,067
Total liabilities and stockholders’ equity	$9,027	$421,677	$54,687	$(49,089)	$436,302

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2006

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,068)	$19,342	$8,895	$-	$23,169
Cash flows from investing activities:
Purchases of new accounts	-	-	(27)	-	(27)
Deferred customer acquisition costs	-	(27,584)	(400)	-	(27,984)
Deferred customer acquisition revenue	-	15,018	(28)	-	14,990
Purchase of property and equipment	-	(1,779)	(158)	-	(1,937)
Purchase of rental equipment	-	(1,531)	-	-	(1,531)
Additional investment in restricted cash	-	(300)	-		(300)
Proceeds from disposition of assets	-	132	7	-	139
Net cash used in investing activities	-	(16,044)	(606)	-	(16,650)
Cash flows from financing activities:
Payments on long-term debt	-	(1,339)	-	-	(1,339)
Distribution to shareholders	(70,490)	-	-		(70,490)
Proceeds from borrowings	-	66,767	-		66,767
Debt issue costs	-	(259)	-		(259)
To (from) related companies	75,558	(67,055)	(8,503)	-	-
Net cash provided by (used in) financing activities	5,068	(1,886)	(8,503)	-	(5,321)
Net increase (decrease) in cash and cash equivalents	-	1,412	(214)	-	1,198
Cash and cash equivalents:
Beginning of period	-	19,468	425	-	19,893
End of period	$-	$20,880	$211	$-	$21,091

Condensed Consolidating Statement of Cash Flows

For the Period February 9, 2005 through June 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,289)	$7,092	$7,262	$-	$12,065
Cash flows from investing activities:
Deferred customer acquisition costs	-	(18,804)	(642)	-	(19,446)
Deferred customer acquisition revenue	-	9,967	82	-	10,049
Purchase of property and equipment	-	(1,175)	(52)	-	(1,227)
Proceeds from redemption of preferred stock	-	4,399	-	-	4,399
Proceeds from disposition of marketable securities and other assets	-	818	27	-	845
Net cash used in investing activities	-	(4,795)	(585)	-	(5,380)
Cash flows from financing activities:
Payments on long-term debt	-	(211,536)	-	-	(211,536)
Payment on credit facility	-	(81,000)	-	-	(81,000)
Proceeds from borrowings	-	250,000	-	-	250,000
Proceeds from sale of common stock	1,750	-	-	-	1,750
Debt issue costs	-	(6,972)	-	-	(6,972)
Stock issue costs	(270)	-	-	-	(270)
Payment for interest rate caps	-	(922)	-	-	(922)
To (from) related companies	809	5,935	(6,744)	-	-
Net cash provided by (used in) financing activities	2,289	(44,495)	(6,744)	-	(48,950)
Net decrease in cash and cash equivalents	-	(42,198)	(67)	-	(42,265)
Cash and cash equivalents:
Beginning of period	-	53,257	508	-	53,765
End of period	$-	$11,059	$441	$-	$11,500

Condensed Consolidating Statement of Cash Flows

For the Period January 1, 2005 through February 8, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,787)	$8,265	$2,232	$-	$3,710
Cash flows from investing activities:
Deferred customer acquisition costs	-	(4,049)	(169)	-	(4,218)
Deferred customer acquisition revenue	-	2,147	(156)	-	1,991
Purchase of property and equipment	-	(249)	(1)	-	(250)
Proceeds from disposition of assets	-	-	4	-	4
Net cash used in investing activities	-	(2,151)	(322)	-	(2,473)
Cash flows from financing activities:
To (from) related companies	6,787	(4,801)	(1,986)	-	-
Net cash provided by (used in) financing activities	6,787	(4,801)	(1,986)	-	-
Net increase (decrease) in cash and cash equivalents	-	1,313	(76)	-	1,237
Cash and cash equivalents:
Beginning of period	-	51,944	584	-	52,528
End of period	$-	$53,257	$508	$-	$53,765

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

Overview

Our monitoring and related services revenue and customer base compositions at June 30, 2006 were as follows:

Market	Percentage of Total
	Monitoring and Related Services Revenue	Sites
Single family and commercial	81.5%	51.0%
Wholesale	4.5	18.7
Protection One Monitoring Total	86.0	69.7
Network Multifamily Total	14.0	30.3
Total	100.0%	100.0%

For the first six months of 2006, we generated consolidated revenue of $133.8 million. For the first six months of 2006, Protection One Monitoring accounted for 87.0% of consolidated revenue, or $116.4 million, while Network Multifamily accounted for the 13.0% of consolidated revenue, or $17.4 million. For the three months ended June 30, 2006, we generated consolidated revenue of $67.1 million. Protection One Monitoring accounted for 87.3%, or $58.6 million, and Network Multifamily accounted for 12.7%, or $8.5 million, of consolidated revenue for the three months ended June 30, 2006.

Important Matters

Recapitalization:  Payment of a $70.5 Million Dividend; Payment to Option Holders; and Increase of Bank Credit Facility

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

At the same time, we paid $4.5 million or $2.89 for each vested and unvested option awarded under the 2004 Stock Option Plan, including to members of senior management. This payment is referred to as the compensatory make-whole payment. Approximately $3.2 million of this compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006. Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital. We also reduced the exercise price of each vested and unvested option by $0.98. Our board decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend decreased the value of the equity interests of holders of options, as these holders were not otherwise entitled to receive the dividend. Accordingly, our board awarded the same amount to the option holders, on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.

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

Corporate Consolidation

In August 2005, we consolidated management and other support functions of our Network Multifamily subsidiary with our Protection One Monitoring segment. Approximately forty positions were eliminated, including the President, Senior Vice President-Sales, Senior Vice President-Legal and Vice President-Finance. We accrued approximately $2.3 million for severance and retention expense related to this consolidation and paid approximately $2.2 million of this amount as of December 31, 2005. Additional expense of approximately $20,000 was incurred in January 2006 and the remaining accrued amounts were paid at that time. For more information regarding this consolidation, see our Current Report on Form 8-K filed on September 7, 2005.

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

Due to the impact of the changes resulting from the push down accounting adjustments described above, the 2005 income statement presentation separates our results into two periods:  (1) the period ending with the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Summary of Other Significant Matters

Net Loss. We incurred a net loss of $9.2 million and $6.7 million for the six and three months ended June 30, 2006, respectively. The net loss reflects substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness, including amortization of debt discounts. We currently do not expect to have earnings in the foreseeable future.

Recurring Monthly Revenue. At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles. Our current focus on RMR additions and improvements in attrition rates have contributed to the stabilization of RMR which was $19.9 million at both June 30, 2006 and June 30, 2005. We believe that we will continue to see improvements in RMR as we continue to strengthen our financial position and have access to enough capital to invest in creating new accounts. If we are unable to generate sufficient new RMR to replace RMR losses, it could materially and adversely affect our business, financial condition and results of operations.

In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. As of June 30, 2006, Protection One Monitoring estimated the loss of 2,296 customer accounts, including 379 wholesale customer accounts, and Network Multifamily estimated the loss of 587 customer accounts. Estimated RMR losses related to these accounts were approximately $51,600 and $6,200 for Protection One Monitoring and Network Multifamily, respectively, or less than 1% of our total RMR.

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

	Six months ended June 30,	February 9, through June 30,
	2006	2005
	(dollar amounts in millions)
Recurring Monthly Revenue at June 30	$19.9	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	0.6	0.3
Other revenue (a)	1.9	1.9
Revenue (GAAP basis):
June	22.4	22.1
January – May, 2006	111.4	-
February 9 – May 31, 2005	-	80.3
Total period revenue	$133.8	$102.4

	Three months ended June 30,
	2006	2005
	(dollar amounts in millions)
Recurring Monthly Revenue at June 30	$19.9	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	0.6	0.3
Other revenue (a)	1.9	1.9
Revenue (GAAP basis):
June	22.4	22.1
April – May	44.7	43.3
Total period revenue	$67.1	$65.4

(a) Revenue that is not pursuant to monthly contractual billings.

The following tables identify RMR by segment and in total for the periods indicated.

	Six months ended June 30, 2006
	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)
Beginning RMR balance (a)	$17,149	$2,724	$19,873
RMR retail additions	1,049	42	1,091
RMR retail losses	(1,018)	(107)	(1,125)
RMR retail reactivations from Hurricane Katrina (b)	22	9	31
Price changes and other	50	9	59
Net change in wholesale RMR	(5)	—	(5)
Ending RMR balance	$17,247	$2,677	$19,924

(a)          Beginning RMR balance includes $0.9 million of wholesale customer RMR in both the Protection One Monitoring segment and in total. Our Network Multifamily segment RMR does not contain wholesale customer RMR.

(b)         In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. For the six months ended June 30, 2006, reactivations represent the RMR from those customers who have been contacted and have agreed to continue our service. We did not reactivate any wholesale customers during the first six months of 2006. As of June 30, 2006, Protection One Monitoring has estimated the loss of 2,296 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 587 customers whose homes or businesses have been damaged beyond repair and will no longer need our monitoring services.

	February 9 through June 30, 2005			January 1 through February 8, 2005
	Protection One Monitoring	Network Multi- Family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)			(dollar amounts in thousands)
Beginning RMR balance (a)	$ 17,086	$ 2,799	$ 19,885	$ 17,112	$ 2,796	$ 19,908
RMR retail additions	748	38	786	181	11	192
RMR retail losses	(811)	(78)	(889)	(213)	(14)	(227)
Price changes and other	91	15	106	1	6	7
Net change in wholesale RMR	19	—	19	5	—	5
Ending RMR balance	$ 17,133	$ 2,774	$ 19,907	$ 17,086	$ 2,799	$ 19,885

(a)          Beginning RMR balance includes $0.9 million of wholesale customer RMR for each of the periods February 9, 2005 through June 30, 2005 and January 1, 2005 through February 8, 2005, in both the Protection One Monitoring segment and in total. Our Network Multifamily segment RMR does not contain wholesale customer RMR.

	Three months ended June 30, 2006			Three months ended June 30, 2005
	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)			(dollar amounts in thousands)
Beginning RMR balance (a)	$17,179	$2,708	$19,887	$17,074	$2,795	$19,869
RMR retail additions	549	32	581	491	19	510
RMR retail losses	(535)	(58)	(593)	(523)	(50)	(573)
RMR retail reactivations from Hurricane Katrina (b)	4	9	13	-	-	-
Price changes and other	35	(14)	21	90	10	100
Net change in wholesale RMR	15	-	15	1	—	1
Ending RMR balance	$17,247	$2,677	$19,924	$17,133	$2,774	$19,907

(a)          Beginning RMR balance includes $0.9 million wholesale customer RMR for each of the three month periods ended June 30, 2006 and 2005, in both the Protection One Monitoring segment and in total. Our Network Multifamily segment RMR does not contain wholesale customer RMR.

(b)         In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. For the three months ended June 30, 2006, reactivations represent the RMR from those customers who have been contacted and have agreed to continue our service.

Monitoring and Related Services Margin. Monitoring and related service revenue comprised over 91.9% of our total revenue for the six and three months ended June 30, 2006, for each of the periods January 1, 2005 through February 8, 2005 and February 9, 2005 through June 30, 2005 and for the three months ended June 30, 2005. The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods.

	(dollar amounts in thousands)
	2006	2005
	Six months ended June 30	February 9 through June 30	January 1 through February 8
Monitoring and related services revenue	$123,228	$96,624	$26,455
Cost of monitoring and related services revenue	34,808	26,895	7,400
Gross margin	$88,420	$69,729	$19,055

Gross margin %	71.8%	72.2%	72.0%

Our monitoring and related services gross margin percentage has decreased slightly from the prior period due to several factors, the impact of which we expect to continue into the near to medium term: (i) increased royalty fees paid to BellSouth as we expand our customer base in the alliance territory, (ii) increased third party costs for cellular service due to the growing number of customers who choose to have primary or back-up cellular monitoring service, and (iii) increased percentage of commercial customers in our base who choose enhanced services, such as supervised open/close and fire inspections.

Customer Creation and Marketing. Our current customer acquisition strategy for our Protection One Monitoring segment relies primarily on internally generated sales. We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately 55 markets. The internal sales program generated 26,943 accounts and 26,469 accounts in the first six months of 2006 and 2005, respectively. Our Network Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts. We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in 17 of the larger metropolitan markets in the nine-state BellSouth region. The marketing alliance may be terminated by mutual written consent of both parties or by either party upon 180 days notice or earlier upon occurrence of certain events. Under this alliance, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region. BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the leads and attempt to persuade them to become customers of our monitored security services. We also market directly to small businesses. We pay BellSouth a commission for each new contract and a recurring royalty based on a percentage of recurring charges. The commission is a direct and incremental cost of acquiring the customer and accordingly, for residential customers and certain commercial customers, is deferred as a customer acquisition cost and amortized over the term of the contract. The recurring royalty is expensed as incurred and is included in the cost of monitoring and related services revenue. Approximately 28.9% of our new accounts created in the first six months of 2006 and 24.0% of our new accounts created in the first six months of 2005 were produced from this arrangement. Termination of this agreement could have an adverse affect on our ability to generate new customers in this territory.

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

 In the table below, we define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustments described below, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. In our calculation of Protection One Monitoring and total company attrition, we make adjustments to lost accounts for the net change, either positive or negative, in our wholesale base. In the calculations directly below, we do not reduce the gross accounts lost during a period by “move in” accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or “competitive takeover” accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

As defined above, customer attrition by business segment at June 30, 2006 and 2005 is summarized below:

	Customer Account Attrition
	June 30, 2006				June 30, 2006, excluding Hurricane Katrina (a)				June 30, 2005
	Annualized Second Quarter		Trailing Twelve Month		Annualized Second Quarter		Trailing Twelve Month		Annualized Second Quarter	Trailing Twelve Month

Protection One Monitoring	7.6%		7.6%		7.7%		7.3%		7.8%	7.6%
Protection One Monitoring, excluding wholesale	12.4%		12.9%		12.6%		12.5%		12.6%	12.7%
Network Multifamily	7.6	%(b)	7.1	%(b)	8.8	%(b)	7.0	%(b)	7.0%	6.3%
Total Company	7.6%		7.5%		8.0%		7.2%		7.5%	7.2%

(a)          In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. As of June 30, 2006, Protection One Monitoring has estimated the loss of 2,296 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 587 customers whose homes or businesses have been damaged beyond repair and will no longer need our monitoring services.

(b)         Attrition results for Network Multifamily exclude the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform. Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

In the table below, in order to enhance the comparability of our attrition results with those of other industry participants, many of which report attrition net of move-in accounts, we define the denominator the same as above but define the numerator as the gross number of lost customer accounts for a given period reduced by move-in accounts.

	Customer Account Attrition
	June 30, 2006				June 30, 2006, excluding Hurricane Katrina (a)				June 30, 2005
	Annualized Second Quarter		Trailing Twelve Month		Annualized Second Quarter		Trailing Twelve Month		Annualized Second Quarter	Trailing Twelve Month

Protection One Monitoring	5.9%		5.9%		6.0%		5.6%		5.8%	5.8%
Protection One Monitoring, excluding wholesale	10.1%		10.6%		10.3%		10.2%		10.0%	10.2%
Network Multifamily	7.6	%(b)	7.1	%(b)	8.8	%(b)	7.0	%(b)	7.0%	6.3%
Total Company	6.4%		6.3%		6.9%		6.0%		6.2%	5.9%

(a)          In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. As of June 30, 2006, Protection One Monitoring has estimated the loss of 2,296 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 587 customers whose homes or businesses have been damaged beyond repair and will no longer need our monitoring services.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first six months of fiscal 2006, except for the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-based Payment (“SFAS No. 123R”), as discussed below.

Revenue and Expense Recognition. The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the six and three months ended June 30, 2006, for the periods February 9, 2005 through June 30, 2005 and January 1, 2005 through February 8, 2005 and the three months ended June 30, 2005. The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period. We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the Six Months Ended June 30, 2006
	Revenue- other	Cost of revenue-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$22,224	$26,550	$22,038
Amount deferred	(15,017)	(18,812)	(8,772)
Amount amortized	3,175	5,096	5,273
Amount included in Statement of Operations	$10,382	$12,834	$18,539
Network Multifamily segment:
Total amount incurred	$121	$668	$1,053
Amount deferred	27	(375)	(25)
Amount amortized	68	448	18
Amount included in Statement of Operations	$216	$741	$1,046
Total Company:
Total amount incurred	$22,345	$27,218	$23,091
Amount deferred	(14,990)	(19,187)	(8,797)
Amount amortized	3,243	5,544	5,291
Amount reported in Statement of Operations	$10,598	$13,575	$19,585

	2005
	February 9 through June 30,			January 1 through February 8,
	Revenue- other	Cost of revenue-other	Selling expense	Revenue- other	Cost of revenue-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$14,437	$17,821	$14,956	$3,265	$3,663	$3,645
Amount deferred	(9,967)	(12,364)	(6,441)	(2,147)	(2,579)	(1,470)
Amount amortized	1,223	1,935	1,989	798	1,487	1,550
Amount included in Statement of Operations	$5,693	$7,392	$10,504	$1,916	$2,571	$3,725
Network Multifamily segment:
Total amount incurred	$82	$708	$871	$(156)	$169	$237
Amount deferred	(82)	(679)	37	156	(160)	(9)
Amount amortized	35	239	11	172	734	36
Amount included in Statement of Operations	$35	$268	$919	$172	$743	$264
Total Company:
Total amount incurred	$14,519	$18,529	$15,827	$3,109	$3,832	$3,882
Amount deferred	(10,049)	(13,043)	(6,404)	(1,991)	(2,739)	(1,479)
Amount amortized	1,258	2,174	2,000	970	2,221	1,586
Amount reported in Statement of Operations	$5,728	$7,660	$11,423	$2,088	$3,314	$3,989

	Three months ended June 30,
	2006			2005
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$11,209	$14,130	$11,111	$9,584	$11,824	$9,995
Amount deferred	(7,585)	(10,174)	(4,496)	(6,514)	(8,139)	(4,341)
Amount amortized	1,719	2,754	2,811	845	1,365	1,368
Amount included in Statement of Operations	$5,343	$6,710	$9,426	$3,915	$5,050	$7,022
Network Multifamily segment:
Total amount incurred	$41	$531	$610	$66	$460	$622
Amount deferred	1	(364)	(25)	(66)	(441)	(25)
Amount amortized	30	236	9	24	166	8
Amount included in Statement of Operations	$72	$403	$594	$24	$185	$605
Total Company:
Total amount incurred	$11,250	$14,661	$11,721	$9,650	$12,284	$10,617
Amount deferred	(7,584)	(10,538)	(4,521)	(6,580)	(8,580)	(4,366)
Amount amortized	1,749	2,990	2,820	869	1,531	1,376
Amount reported in Statement of Operations	$5,415	$7,113	$10,020	$3,939	$5,235	$7,627

New accounting standards. In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements based on the fair value on the grant date of the equity or liability instruments used. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. We adopted the provisions of this Statement, as amended, using the modified prospective method beginning in fiscal 2006. Compensation costs should be recognized for awards that are issued beginning in 2006 and for awards that have been granted prior to December 31, 2005 but have yet to reach the end of the requisite service period. Exclusive of the make-whole payment in May 2006, the amount of expense recognized in the six and three months ended June 30, 2006 was approximately $0.9 million and $0.3 million, respectively.

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Protection One, Inc. will be required to adopt this interpretation in the first quarter of 2007.  We are currently evaluating the requirements of FIN 48 but we have not determined what, if any, impact it will have our consolidated financial statements.

Operating Results

We separate our business into two reportable segments:  Protection One Monitoring and Network Multifamily. Protection One Monitoring provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems. Network Multifamily provides security alarm services to apartments, condominiums and other multi-family dwellings.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

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

Monitoring and related services revenue and associated costs were not impacted by the push down adjustments, and in the first six months of 2006, were consistent with results achieved in the first six months of 2005 because we replaced lost RMR with new RMR by adding new customers and providing additional services to existing customers. Monitoring and related services revenue increased slightly (less than 0.2%) in the first six months of 2006 compared to the same period in 2005, and costs of monitoring and related services revenue increased by 1.5% in the first six months of 2006 compared to the same period in 2005. See “Monitoring and Related Services Margin” above for discussion regarding an increase in these costs. Interest expense for first six months of 2006 includes $3.1 of amortization of debt discounts and debt costs compared to $4.6 million in the post-push down period.

Protection One Monitoring Segment

The table below presents operating results for Protection One Monitoring for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses. As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the six month comparisons presented in the following table may not be comparable.

	2006		2005
	Six Months Ended June 30,		February 9, through June 30,		January 1, through February 8,
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	106,004	91.1%	$82,631	93.6%	$22,564	92.2%
Other	10,382	8.9	5,693	6.4	1,916	7.8
Total revenue	116,386	100.0	88,324	100.0	24,480	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	30,958	26.6	24,021	27.2	6,627	27.1
Other	12,834	11.0	7,392	8.4	2,571	10.5
Total cost of revenue (exclusive of amortization and depreciation shown below)	43,792	37.6	31,413	35.6	9,198	37.6

Selling expense	18,539	15.9	10,504	11.9	3,725	15.2
General and administrative expense	28,681	24.7	21,722	24.6	6,922	28.3
Change of control and debt restructuring costs	-	-	-	-	5,939	24.3
Recapitalization costs	4,452	3.8	-	-	-	-
Amortization of intangibles and depreciation expense	18,216	15.7	17,529	19.8	6,112	24.9
Total operating expenses	69,888	60.1	49,755	56.3	22,698	92.7
Operating income (loss)	$ 2,706	2.3%	$ 7,156	8.1%	$ (7,416)	(30.3)%

2006 Compared to 2005. We had a net increase of 5,655 customers in the first six months of 2006 compared to a net decrease of 132 customers in the first six months of 2005. The net increase is primarily due to an increase in our wholesale customer accounts that exceeded our net loss of retail customers. The average customer base for the first six months of 2006 and 2005 was 697,583 and 699,537, respectively, or a decrease of 1,954 customers. The decrease in annualized attrition is primarily due to the increase in our wholesale customer base and also reflects lower attrition in our retail customer base. We believe the decrease in annualized attrition of our retail customer base is due to a company-wide focus on retaining our current customers, which is vital for future growth. We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

Further analysis of the change in the Protection One Monitoring account base between the two periods is presented below.

	Six Months Ended June 30,
	2006	2005

Beginning Balance, January 1	694,755	699,603
Customer additions, excluding wholesale	26,943	26,469
Customer losses, excluding wholesale (a)	(30,265)	(32,902)
Change in wholesale customer base and other adjustments	8,977	6,301
Ending Balance, June 30	700,410	699,471

(a)          2006 includes reactivation of 821 customers that were affected by Hurricane Katrina.

Monitoring and related services revenue was not impacted by the push down accounting adjustments and increased less than 1.0% in the first six months of 2006 compared to the first six months of 2005. Average retail RMR for the first six months of 2006 was $16.3 million compared to $16.2 million for the first six months of 2005. Although our number of retail customers has decreased slightly, we have replaced the associated lost RMR with the RMR of new customers at a higher rate primarily due to our focus on increasing our commercial business. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $3.1 million in amortization of previously deferred revenue in the first six months of 2006 and $1.2 million and $0.8 million in amortization of previously deferred revenue for the post-push down and pre-push down periods, respectively. We also experienced a $1.5 million, or 28.6%, increase in outright commercial sales in the first six months of 2006 compared to the first six months of 2005. This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue was not impacted by the push down accounting adjustments and increased less than 1% in the first six months of 2006 compared to the first six months of 2005. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Cost of monitoring and related services revenue as a percentage of the related revenue remained steady at 29.2% in the first six months of 2006 compared to 29.1% and 29.4% for the periods February 9, 2005 through June 30, 2005 and January 1, 2005 through February 8, 2005, respectively.

Cost of other revenue includes $5.1 million in amortization of previously deferred customer acquisition costs for the first six months of 2006 and $1.9 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively. We also experienced a $1.0 million, or 20.8%, increase in the cost of other revenue related to the increase in outright commercial sales in the first six months of 2006 compared to the first six months of 2005. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expenses include $5.3 million in amortization of previously deferred customer acquisition costs in the first six months of 2006 and $2.0 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively. In general, other selling expenses have increased over 2005 levels primarily due to an increase in the number of commercial salespeople and an increase in selling activities. Selling expenses include employment and related costs, including commission expense, of our sales personnel and their support staff, advertising and marketing expense and other sales department expense.

General and administrative expenses were not impacted by the push down accounting adjustments and increased by less than $0.1 million in the first six months of 2006 compared to the first six months of 2005. Share-based compensation, exclusive of those costs reflected as recapitalization costs, of approximately $0.9 million was expensed in the first six months of 2006 because we adopted SFAS 123R as of January 1, 2006. Expense related to share-based compensation was not required in 2005. The pre-pushdown period includes $0.4 million in retention bonus expense. Excluding the impacts of share-based compensation in 2006 and of the retention bonus expense in the pre-push down period of 2005, general and administrative expenses declined $0.5 million in the first six months of 2006 compared to the same period in 2005.

Change of control and debt restructuring costs for the pre-push down period January 1, 2005 through February 8, 2005 were for legal and other fees, including $5.6 million in success fees related to the debt restructuring.

Recapitalization costs in 2006 include approximately $1.2 million in fees to third party consultants in connection with the amendment to the bank credit facility agreement and approximately $3.2 million related to the compensatory make-whole payment described in “Important Matters,” above.

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

Network Multifamily Segment

The following table provides information for comparison of the Network Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses. As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the six month comparisons presented in the following table may not be comparable.

In 2005, we consolidated management and other support functions of Network Multifamily with our Protection One Monitoring segment. Approximately forty positions were eliminated, including the President, Senior Vice President-Sales, Senior Vice President-Legal and Vice President-Finance, which contributed to a reduction in general and administrative costs of approximately $1.8 million in the first six months of 2006 compared to the same period in 2005.

	Six Months Ended June 30,		February 9, through June 30,		January 1, through February 8,
	2006		2005
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	$17,224	98.8%	$13,993	99.8%	$3,891	95.8%
Other	216	1.2	35	0.2	172	4.2
Total revenue	17,440	100.0	14,028	100.0	4,063	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	3,850	22.1	2,874	20.5	773	19.0
Other	741	4.2	268	1.9	743	18.3

Total cost of revenue (exclusive of amortization and depreciation shown below)	4,591	26.3	3,142	22.4	1,516	37.3

Selling expense	1,046	6.0	919	6.5	264	6.5
General and administrative expense	3,456	19.8	4,042	28.8	1,182	29.1
Corporate consolidation costs	20	0.1	-	-	-	-
Amortization of intangibles and depreciation expense	3,232	18.5	2,551	18.2	526	12.9
Total operating expenses	7,754	44.4	7,512	53.5	1,972	48.5
Operating income (loss)	$5,095	29.3%	$3,374	24.1%	$575	14.2%

2006 Compared to 2005. Excluding conversion adjustments, we had a net decrease of 8,437 customers in the first six months of 2006 as compared to a net decrease of 4,887 customers in the first six months of 2005. The “Conversion adjustments” line item in the table below reflects the impact of the conversion of our billing system to our new technology platform, MAS. Customers are defined differently in the new system and the result is a decrease in the number of customers in the new system. We identified a 1,230 decrease in the number of customers at the time of the conversion in September 2005 and in the second quarter 2006 we identified an additional decrease of 4,593 customers for a total decrease of 5,823 customers from the conversion. Demand for our services from owners and managers of multifamily properties has been negatively affected by the increasing preference of occupants of multifamily units to subscribe only for cellular telephone services and not for traditional telephone service, which our alarm systems have historically used to transport alarm signals to our monitoring center. We began marketing a new product in the third quarter of 2005 which will allow monitoring of multifamily units without a landline in each unit, which we believe will improve the rate of site additions compared to 2005 and the first six months of 2006. The average customer base was 311,527 for the first six months of 2006 compared to 328,067 for the first six months of 2005. The change in Network Multifamily’s customer base for the period is shown below.

	Six Months Ended June 30,
	2006	2005

Beginning Balance, January 1,	318,042	330,510
Customer additions	3,225	5,046
Customer losses (a)	(11,662)	(9,933)
Conversion adjustments	(4,593)	—
Ending Balance	305,012	325,623

(a)   2006 includes reactivation of 969 customers that were affected by Hurricane Katrina.

Monitoring and related services revenue was not impacted by the push down accounting adjustments and decreased by approximately 3.7% in the first six months of 2006 compared to the same period in 2005 due to a net loss in the number of customers, as shown above, which was partially offset by contractual price increases. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes less than $0.1 million in amortization of previously deferred revenue for the six months ended June 30, 2006 and $0.2 million in amortization of previously deferred revenue for the January 1, 2005 through February 8, 2005 period. This revenue consists primarily of revenue from the sale of access control systems and amortization of previously deferred revenue associated with the sale of alarm systems.

Cost of monitoring and related services revenue was not impacted by the push down accounting adjustments and in the first six months of 2006 increased 5.6% compared to the first six months of 2005. This increase is primarily due to a reduction of the carrying value of service parts inventory of approximately $0.2 million. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations. Cost of monitoring and related services revenue as a percentage of related revenue was 22.4% in the first six months of 2006, 20.5% in the post-push down period, 19.9% in the pre-push down period.

Cost of other revenue includes $0.4 million in amortization of previously deferred customer acquisition costs in the first six months of 2006, and $0.2 million and $0.7 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively. These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.

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

General and administrative expense in the first six months of 2006 decreased by approximately $1.8 million compared to the same period in 2005 primarily due to the consolidation efforts completed in late 2005, as discussed above.

Corporate consolidation costs in the first six months of 2006 include severance and retention bonus expense for selected employees whose responsibilities were consolidated into the parent company.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Protection One Consolidated

Monitoring and related services revenue, which are not impacted by the push down adjustments, increased slightly (less than 1%) in the second quarter of 2006 compared to the second quarter of 2005, primarily as a result of our stabilization of recurring monthly revenue and price increases implemented in 2005. Cost of monitoring and related services revenue, which are not impacted by the push down adjustments, increased 2.6% in the second quarter of 2006 compared to the second quarter of 2005. Interest expense for the second quarter of 2006 includes approximately $1.3 million of amortized debt discounts.

Protection One Monitoring Segment

The table below presents operating results for Protection One Monitoring for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses.

	Three months ended June 30,
	2006		2005
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	$53,284	90.9%	$52,551	93.1%
Other	5,343	9.1	3,915	6.9

Total revenue	58,627	100.0	56,466	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	15,415	26.3	15,164	26.9
Other	6,710	11.4	5,050	8.9

Total cost of revenue (exclusive of amortization and depreciation shown below)	22,125	37.7	20,214	35.8

Selling expense	9,426	16.1	7,022	12.4
General and administrative expense	13,879	23.7	14,048	24.9
Recapitalization costs	4,452	7.6	-	-
Amortization of intangibles and depreciation expense	8,747	14.9	10,995	19.5
Total operating expenses	36,504	62.3	32,065	56.8
Operating income (loss)	$(2)	0.0%	$4,187	7.4%

2006 Compared to 2005. We had a net increase of 349 customers in the second quarter of 2006 compared to a net decrease of 462 customers in the second quarter of 2005. The net increase in wholesale customers slightly exceeded the net decrease in retail customers. The average customer base for the second quarter of 2006 and 2005 was 700,236 and 699,702, respectively, or an increase of 534 customers. We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow. The change in Protection One Monitoring’s customer base for the period is shown below.

	Three Months Ended June 30,
	2006	2005

Beginning Balance, April 1	700,061	699,933
Customer additions, excluding wholesale	13,626	13,696
Customer losses, excluding wholesale (a)	(15,936)	(16,587)
Change in wholesale customer base and other adjustments	2,659	2,429
Ending Balance, June 30	700,410	699,471

(a)   2006 includes reactivation of 185 customers that were affected by Hurricane Katrina.

Monitoring and related services revenue was not impacted by the push down accounting adjustments and increased 1.4% in the second quarter of 2006 compared to the second quarter of 2005. We believe decreases in customer attrition coupled with price increases and growth in our wholesale customers have contributed to the slight increase in monitoring and related services revenue. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $1.7 million in amortization of previously deferred revenue for the second quarter of 2006 and $0.8 million in the second quarter of 2005. We also experienced an increase in outright commercial sales in the second quarter of 2006 compared to the second quarter of 2005. This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue was not impacted by the push down accounting adjustments. These costs increased by approximately 1.7% in the second quarter of 2006 compared to the second quarter of 2005. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Cost of monitoring and related services revenue as a percentage of the related revenue in the second quarter of 2006 is consistent with the second quarter of 2005 at 28.9%.

Cost of other revenue includes $2.8 million in amortization of previously deferred customer acquisition costs for the second quarter of 2006 and $1.4 million in the second quarter of 2005. We also experienced an increase in cost of other revenue related to the increase in outright commercial sales in the second quarter of 2006 compared to the second quarter of 2005. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expenses include $2.8 million in amortization of previously deferred customer acquisition costs for the second quarter of 2006 and $1.4 million in the second quarter of 2005. In general, other selling expenses have increased over 2005 levels primarily due to an increase in the number of commercial salespeople and an increase in sales activities.

General and administrative expenses decreased 1.2% in the second quarter of 2006 compared to the second quarter of 2005. This decrease is primarily due a reduction in telecom expense related to recent excise tax changes and to a reduction in professional services expense. Share-based compensation of approximately $0.3 million was expensed in the second quarter because we adopted SFAS 123R as of January 1, 2006. Expense related to share-based compensation was not required in 2005. Excluding the impacts of share-based compensation in 2006, general and administrative expenses declined $0.5 million in the second quarter of 2006 compared to the same period in 2005.

Recapitalization costs in 2006 include approximately $1.2 million in fees to third party consultants in connection with the amendment to the bank credit facility agreement and approximately $3.2 million related to the compensatory make-whole payment described in “Important Matters,” above.

Amortization of intangibles and depreciation expense decreased in the second quarter of 2006 compared to the second quarter of 2005 as a result of some of our assets becoming fully depreciated in the third quarter of 2005. Depreciation on newly acquired assets is less than the depreciation on those assets that have become fully depreciated.

Network Multifamily Segment

The following table provides information for comparison of the Network Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.

	For the three months ended June 30,
	2006		2005
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	$8,451	99.2%	$8,951	99.7%
Other	72	0.8	24	0.3
Total revenue	8,523	100.0	8,975	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	1,997	23.4	1,803	20.1
Other	403	4.7	185	2.1

Total cost of revenue (exclusive of amortization and depreciation shown below)	2,400	28.1	1,988	22.2

Selling expense	594	7.0	605	6.7
General and administrative expense	1,702	20.0	2,435	27.1
Amortization of intangibles and depreciation expense	1,615	18.9	1,609	17.9
Total operating expenses	3,911	45.9	4,649	51.7
Operating income	$2,212	26.0%	$2,338	26.1%

2006 Compared to 2005. Excluding conversion adjustments, we had a net decrease of 3,366 customers in the second quarter of 2006 compared to a net decrease of 3,269 customers in the second quarter of 2005. The “Conversion adjustments” line item in the table below reflects the impact of the conversion described above in the six months ended June 30, 2006 compared to the six months ended June, 30, 2005. The average customer base was 308,992 for the second quarter of 2006 compared to 327,258 for the second quarter of 2005. The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended June 30,
	2006	2005

Beginning Balance, April 1,	312,971	328,892
Customer additions	2,473	2,452
Customer losses (a)	(5,839)	(5,721)
Conversion adjustments	(4,593)	—
Ending Balance, June 30,	305,012	325,623

(a)   2006 includes reactivation of 969 customers that were affected by Hurricane Katrina.

Monitoring and related services revenue decreased 5.6% in the second quarter of 2006 compared to the second quarter of 2005. This decrease is the result of the decline in our customer base. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes approximately $30,000 in amortization of previously deferred revenue for the second quarter of 2006 and approximately $24,000 in the second quarter of 2004. This revenue consists primarily of revenue from the sale of access control systems and amortization of previously deferred revenue associated with the sale of alarm systems.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring, customer service and field operations. These costs increased approximately 10.8% in the second quarter of 2006 compared to the second quarter of 2005. This increase is primarily due to a reduction of the carrying value of service parts inventory of approximately $0.2 million. Cost of monitoring and related services revenue as a percentage of related revenue was 23.6% in the second quarter of 2006 and 20.1% in the second quarter of 2005.

Cost of other revenue increased by approximately $0.2 million in the second quarter of 2006 compared to the same period of 2005. These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred. The increase is due primarily to an increase in amortization of previously deferred costs of approximately $0.1million and an increase in supervisory costs on installations of approximately $0.1 million.

Selling expenses for the second quarter of 2006 decreased 1.8% compared to the second quarter of 2005, primarily due to the corporate consolidation efforts which began in the third quarter of 2005. Selling expenses include approximately $9,500 in amortization of previously deferred customer acquisition costs for the second quarter of 2006 and approximately $7,800 in the second quarter of 2005.

General and administrative costs in the second quarter of 2006 were 30.1% lower than in 2005 primarily due to the corporate consolidation efforts which began in the third quarter of 2005. During the consolidation efforts, duplicate corporate functions were eliminated.

Amortization of intangibles and depreciation expense for the second quarter of 2006 was consistent with the second quarter of 2005.

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and for interest payments. On April 26, 2006, we entered into an amended and restated bank credit agreement increasing our outstanding term loan borrowings under the Bank Credit Facility by approximately $66.8 million to $300.0 million. See “Material Commitments” below for further discussion relating to the increased borrowing and dividend payment. The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for a base rate borrowing and 2.5% for a Eurodollar borrowing. The Bank Credit Facility continues to include a $25.0 million revolving credit facility, of which approximately $24.0 million remains available as of August 10, 2006 after reducing total availability by approximately $1.0 million for an outstanding letter of credit. We intend to use any other proceeds from borrowings under the Bank Credit Facility, from time to time, for working capital and general corporate purposes. The revolving credit facility matures in 2010 and the term loan matures in 2012, subject to earlier maturity if we do not refinance our 8 1/8% senior subordinated notes due 2009 before July 2008.

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

Operating Cash Flows for the Six Months Ended June 30, 2006. Our operations provided cash of $23.2 million, $12.1 million and $3.7 million in cash flow for the first six months of 2006 and for the periods February 9, 2005 through June 30, 2005 and January 1, 2005 through February 8, 2005, respectively. Cash provided by operations for the period February 9, 2005 through June 30, 2005 was reduced by payments for costs related to the change of control and restructuring efforts.

Investing Cash Flows for the Six Months Ended June 30, 2006. We used a net $16.7 million, $5.4 million and $2.5 million for our investing activities for the first six months of 2006 and in the periods February 9, 2005 through June 30, 2005 and January 1, 2005 through February 8, 2005, respectively. We invested a net $14.5 million in cash to install and acquire new accounts (including rental equipment), $1.9 million to acquire fixed assets and increased our restricted cash by $0.3 million for additional surety bonding requirements in the first six months of 2006. We invested a net $9.4 million in cash to install and acquire new accounts and $1.2 million to acquire fixed assets and we received an aggregate of $5.2 million from the disposition of marketable securities and other assets in the period February 9, 2005 through June 30, 2005. We invested a net $2.2 million in cash to install and acquire new accounts and $0.3 million to acquire fixed assets in the period January 1, 2005 through February 8, 2005.

Financing Cash Flows for the Six Months Ended June 30, 2006. Financing activities used a net $5.3 million and $48.9 million in the first six months of 2006 and the period February 9, 2005 through June 30, 2005, respectively. In the first six months of 2006, we received $66.8 in additional borrowings, paid $0.3 million for debt issuance costs, paid $1.3 million for the reduction of long term debt and distributed $70.5 million to shareholders. In the period February 9, 2005 through June 30, 2005, we used $292.5 million to retire debt, $7.2 million for debt and stock issuance costs and $0.9 million for interest rate caps. We received $250.0 million for the new bank credit facility and $1.8 million in proceeds from the sale of common stock in the period February 9, 2005 through June 30, 2005.

Material Commitments. Our contractual cash obligations are disclosed in our annual report on Form 10-K for the year ended December 31, 2005, as amended. Significant changes in these commitments are described below. We have future, material, long-term commitments, which, as of June 30, 2006, included $299.3 million related to the Bank Credit Facility and $110.3 million related to the 8 1/8% senior subordinated notes due 2009. The Bank Credit Facility was increased to $300.0 million on April 26, 2006 as discussed below.

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

At the same time, we paid $4.5 million or $2.89 for each vested and unvested option awarded under the 2004 Stock Option Plan, including to members of senior management. We refer to the payment as the compensatory make-whole payment. We also reduced the exercise price of each vested and unvested option by $0.98. This compensatory make-whole payment and related taxes were recorded as compensation expense in the second quarter of fiscal 2006. Our board decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend and the April 2006 financing would have decreased the value of the equity interests of holders of our options as these holders were not otherwise entitled to receive the dividend. Accordingly, it awarded the same amount to the option holders on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.

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

At June 30, 2006, we were in compliance with the financial covenants and tests.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations. See the discussion above regarding the dividend paid on May 12, 2006.

Off-Balance Sheet Arrangements. We had no off-balance sheet transactions or commitments as of or for the six months ended June 30, 2006, other than as disclosed above.

Credit Ratings. Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities. In conjunction with the additional financing from the amended and restated Bank Credit Facility, these rating agencies reevaluated our debt securities and both determined that their ratings of our debt would remain unchanged upon completion of the additional financing and subsequent distribution. As of August 10, 2006, our debt instruments were rated as follows:

	Bank Credit Facility	8 1/8% Senior Subordinated Notes Due 2009	Outlook
S & P	B+	B-	Negative
Moody’s	B2	Caa1	Stable

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to downgrades, which make debt financing more costly and more difficult to obtain.

Capital Expenditures. Assuming we have available funds, capital expenditures for 2006 (inclusive of amounts spent through June 30, 2006) and 2007 are expected to be approximately $35.7 million and $43.6 million, respectively, of which approximately $31.1 million and $37.7 million, respectively, would be used for customer acquisition costs, with the balance to be used for fixed assets. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Tax Matters. We generally do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Bank Credit Facility is a variable rate debt instrument, and as of August 10, 2006, we had borrowings of $299.3 million outstanding. Interest rate caps purchased in the second quarter of 2005 cap LIBOR (i) for three years at 5.0% on a $75 million tranche of borrowings and (ii) for five years at 6% on a separate $75 million tranche. Depending on the level of LIBOR, a 100 basis point change in the debt benchmark rate would affect pretax income as indicated in the table below.

LIBOR	Increase in pretax income due to 100bp decrease in interest rates	Decrease in pretax income due to 100bp increase in interest rates
	(dollars in millions)
Below 4.0%	$3.0	$(3.0)
4.5%	$3.0	$(2.6)
5.0%	$3.0	$(2.2)
5.5%	$2.6	$(1.9)
6.0%	$2.2	$(1.5)

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of June 30, 2006, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures  (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the second fiscal quarter ended June 30, 2006, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders was held on June 22, 2006. The following actions were approved at the meeting:

1.               Election of six nominees for the Board of Directors to serve for a term of one year. Those nominated were Richard Ginsburg, Robert J. McGuire, Henry Ormond, Steven Rattner, David A. Tanner and Michael Weinstock.

Stockholders of record as of May 22, 2006 were authorized to vote on the proposed actions. The results of the vote were as follows:

	Votes For	Abstentions or Broker and Other Non-votes
Richard Ginsburg	17,705,829	534,124
Robert J. McGuire	17,705,829	534,124
Henry Ormond	17,705,829	534,124
Steven Rattner	17,705,829	534,124
David A. Tanner	17,705,829	534,124
Michael Weinstock	17,705,829	534,124

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

Date: August 14, 2006	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

	By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President,
Chief Financial Officer and duly authorized
officer