Form 10-Q
period 2006-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2006-11-14
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer [   ]                                   Accelerated filer  [   ]                           Non-accelerated filer  [ X ]

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]  No [X]

As of November 10, 2006, Protection One, Inc. had outstanding 18,239,953 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Certain factors that could cause actual results to differ include: our history of losses, which are likely to continue; principal and interest payment requirements of our indebtedness; competition, including competition from companies that are larger than we are and have greater resources than we do; losses of our customers over time and difficulty acquiring new customers; changes in technology that may make our services less attractive or obsolete or require system upgrades; the development of new services or service innovations by our competitors; potential liability for failure to respond adequately to alarm activations; changes in management; the potential for environmental or man-made catastrophes in areas of high customer account concentration; changes in conditions affecting the economy or security alarm monitoring service providers generally; and changes in federal, state or local government or other regulations or standards affecting our operations. For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,526	$19,893
Receivables (net of allowance of $6,423 at September 30, 2006 and $4,979 at December 31, 2005)	28,067	29,861
Inventories, net	4,261	4,466
Prepaid expenses	2,251	3,183
Other	3,352	3,183
Total current assets	58,457	60,586
Restricted cash	1,862	1,597
Property and equipment, net	21,163	21,553
Customer accounts, net	208,504	232,875
Goodwill	12,160	12,160
Trade name	25,812	25,812
Deferred customer acquisition costs	98,713	73,198
Other	10,007	8,521
Total Assets	$436,678	$436,302
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$3,566	$2,356
Accounts payable	2,288	2,726
Accrued liabilities	20,291	24,100
Deferred revenue	36,550	36,471
Total current liabilities	62,695	65,653
Long-term debt and capital leases, net of current portion	390,698	321,293
Deferred customer acquisition revenue	57,339	39,873
Other liabilities	1,332	1,416
Total Liabilities	512,064	428,235
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	-	-
Common stock, $.01 par value, 150,000,000 shares authorized, 18,239,953 shares issued at September 30, 2006 and 18,198,571 shares issued at December 31, 2005	182	182
Additional paid-in capital	89,281	159,939
Accumulated other comprehensive loss	(193)	(107)
Deficit	(164,656)	(151,947)
Total stockholders’ equity (deficiency in assets)	(75,386)	8,067
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$436,678	$436,302

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Nine months	2005
	ended
	September 30, 2006	February 9 – September 30	January 1 – February 8
		(See Note 1)	(See Note 1)
Revenue:
Monitoring and related services	$ 185,471	$ 158,143	$26,455
Other	15,975	9,832	2,088
Total revenue	201,446	167,975	28,543

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	53,175	44,501	7,400
Other	20,788	12,709	3,314
Total cost of revenue (exclusive of amortization and depreciation shown below)	73,963	57,210	10,714

Operating expenses:
Selling	30,057	19,651	3,989
General and administrative	47,577	41,536	8,104
Change of control and debt restructuring costs	-	-	5,939
Corporate consolidation costs	20	1,866	-
Recapitalization costs	4,452	-	-
Amortization and depreciation	31,526	31,849	6,638
Total operating expenses	113,632	94,902	24,670
Operating income (loss)	13,851	15,863	(6,841)
Other expense (income):
Interest expense	26,350	20,912	2,602
Related party interest	-	1,951	1,942
Loss on retirement of debt	-	6,657	-
Other	(25)	(628)	(15)
Total other expense	26,325	28,892	4,529
Loss before income taxes	(12,474)	(13,029)	(11,370)
Income tax expense	(235)	(316)	(35)
Net loss	$(12,709)	$(13,345)	$(11,405)

Other comprehensive loss, net of tax:
Reclassification adjustment for realized gain on marketable securities	-	(162)	-
Unrealized loss on interest rate caps	(86)	(127)	-
Comprehensive loss	$(12,795)	$(13,634)	$(11,405)

Basic and diluted per share information:
Net loss per common share	$ (0.70)	$ (0.73)	$ (5.80)

Weighted average common shares outstanding (in thousands)	18,231	18,199	1,966

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenue:
Monitoring and related services	$ 62,243	$ 61,519
Other	5,377	4,104
Total revenue	67,620	65,623

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	18,367	17,606
Other	7,213	5,049
Total cost of revenue (exclusive of amortization and depreciation shown below)	25,580	22,655

Operating expenses:
Selling	10,472	8,228
General and administrative	15,440	15,772
Corporate consolidation costs	—	1,866
Amortization and depreciation	10,078	11,770
Total operating expenses	35,990	37,636
Operating income	6,050	5,332
Other expense (income):
Interest expense	9,555	7,500
Other	(36)	(78)
Total other expense	9,519	7,422
Loss before income taxes	(3,469)	(2,090)
Income tax expense	(71)	(122)
Net loss	$(3,540)	$(2,212)

Other comprehensive loss, net of tax:
Unrealized loss on interest rate caps	(709)	(127)
Comprehensive loss	$(4,249)	$(2,339)

Basic and diluted per share information:
Net loss per common share	$(0.19)	$(0.12)

Weighted average common shares outstanding (in thousands)	18,240	18,199

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months	2005
	Ended
	September 30, 2006	February 9 – September 30	January 1 – February 8
		(See Note 1)	(See Note 1)
Cash flows from operating activities:
Net loss	$(12,709)	$(13,345)	$(11,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on early retirement of debt	-	6,657	-
(Gain) loss on sale of assets	(209)	(721)	8
Amortization and depreciation	31,526	31,849	6,638
Amortization of debt costs, discounts and premium	4,775	6,039	2
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	12,278	5,460	2,837
Amortization of stock based compensation costs	1,145	-	-
Provision for doubtful accounts	2,316	837	272
Other	(1,420)	(92)	(15)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(521)	(2,347)	(263)
Other assets	(1,109)	6,607	5,500
Accounts payable	(438)	(4,363)	5,114
Deferred revenue	(128)	567	1,346
Accrued interest	(2,126)	(3,785)	(1,810)
Other liabilities	(1,453)	(7,415)	(4,514)
Net cash provided by operating activities	31,927	25,948	3,710

Cash flows from investing activities:
Purchases of new accounts	(27)	-	-
Deferred customer acquisition costs	(43,043)	(33,480)	(4,218)
Deferred customer acquisition revenue	22,715	17,008	1,991
Purchase of rental equipment	(2,145)	-	-
Purchase of property and equipment	(2,782)	(3,228)	(250)
Additional investment in restricted cash	(212)	(1,200)	-
Proceeds from disposition of marketable securities	-	660	-
Proceeds from redemption of preferred stock	-	4,399	-
Proceeds from disposition of assets	271	263	4
Net cash used in investing activities	(25,223)	(15,578)	(2,473)

Cash flows from financing activities:
Payments on long-term debt	(2,089)	(212,125)	-
Payment on credit facility	-	(81,000)	-
Distribution to shareholders	(70,490)	-	-
Proceeds from borrowings	66,767	250,000	-
Proceeds from sale of common stock	-	1,750	-
Debt issue costs	(259)	(6,978)	-
Stock issue costs	-	(270)	-
Payment for interest rate caps	-	(922)	-
Net cash used in financing activities	(6,071)	(49,545)	-
Net increase (decrease) in cash and cash equivalents	633	(39,175)	1,237
Cash and cash equivalents:
Beginning of period	19,893	53,765	52,528
End of period	$20,526	$14,590	$53,765

Cash paid for interest	$24,837	$20,991	$6,451

Cash paid for income taxes	$232	$270	$6

The accompanying notes are an integral part of these
consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Consolidation, Interim Financial Information and Recapitalization:

The Company is a publicly-traded security alarm monitoring company. The Company is principally engaged in the business of providing security alarm monitoring services, which includes sales, installation and related servicing of security alarm systems for residential and business customers. On February 17, 2004, the Company’s former majority owner, Westar Industries, Inc., a Delaware corporation, referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc., which together with Westar Industries is referred to as Westar, sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, to POI Acquisition I, Inc., a subsidiary of POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd. POI Acquisition, L.L.C., Quadrangle Master Funding Ltd and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Master Funding Ltd, collectively referred to as Quadrangle. Westar retained approximately 1% of the Company’s common stock, representing shares underlying restricted stock units (“RSUs”) granted to current and former employees of Westar. In the event that these shares of common stock subject to RSUs are no longer subject to RSUs but continue to be held by Westar, Westar is obligated to deliver such shares to Quadrangle without any further consideration paid by Quadrangle. As part of the sale transaction, Westar Industries also assigned its rights and obligations as the lender under the revolving credit facility to POI Acquisition, L.L.C., which subsequently assigned one-third of its interest to Quadrangle Master Funding, Ltd. Quadrangle paid an aggregate of approximately $154.7 million to Westar as consideration for both the common stock and the revolving credit facility, including accrued interest of $2.2 million, with approximately $2.1 million of the payments being consideration for the common stock.

  In November 2004, the Company received $73.0 million pursuant to a tax sharing settlement agreement with Westar that terminated the existing Westar tax sharing agreement, generally settled all claims with Westar relating to the existing tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction. Contemporaneously, the Company entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock. The exchange was completed on February 8, 2005. The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock. As of November 10, 2006, Quadrangle’s ownership of the Company’s common stock is at approximately 97.1% due to the issuance of common stock pursuant to options exercised in 2006. See Note 2, “Share-Based Employee Compensation” for additional information.

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

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the nine and three months ended September 30, 2006, the period February 9, 2005 through September 30, 2005 (the “post-push down” period), January 1, 2005 through February 8, 2005 (the “pre-push down” period), and the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the former insurer of the Company’s workers’ compensation claims and collateral for the Company’s surety bonding requirements. The workers’ compensation collateral is required to support reserves established on claims filed during the period covered by the former insurer. The Company receives interest income earned by the trust. The surety bond collateral is required by the Company’s liability insurance carrier. The surety bonding collateral funds have been deposited into a money market account which earns interest income.

For the nine months ended September 30, 2006, the Company had stock options that represented 0.9 million dilutive potential common shares. For the period February 9, 2005 through September 30, 2005, the Company had stock options that represented 1.0 million dilutive potential common shares. For the third quarters of 2006 and 2005, the Company had stock options that represented 0.8 million and 0.9 million dilutive potential common shares, respectively. These securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. The Company had no stock options or warrants that represented dilutive potential common shares for the period January 1, 2005 through February 8, 2005.

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

The Company had the following three stock option plans under which shares were available for grant at September 30, 2006:  the 2004 Stock Option Plan (the “2004 Plan”), the 1997 Long-Term Incentive Plan (the “LTIP”), and the 1994 Stock Option Plan (the “1994 Plan”).

2004 Stock Option Plan

The 2004 Plan was approved by the Protection One stockholders and became effective upon the consummation of the debt-for-equity exchange on February 8, 2005. Under the 2004 Plan, certain executive officers and selected management employees were granted options in 2005, which are subject to vesting, exercise and delivery restriction described below, to purchase an aggregate of

1,782,947 shares of common stock. A total of 1,996,184 shares are reserved for issuance under the 2004 Plan subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of the Company. To the extent an option expires or is canceled, forfeited, settled in cash or otherwise terminated or concluded without a delivery of shares to which the option related, the undelivered shares will again be available for options. The options initially granted under the 2004 Plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale. Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the 2004 Plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of certain permissible distribution events (as defined in the Company’s Stock Appreciation Rights Plan) and (2) February 8, 2011, provided that if an option holder’s right to receive stock is converted pursuant to the 2004 Plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

On July 25, 2006 an additional 42,500 options were granted under the 2004 Plan.

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

Exclusive of the impact of the modification to the options granted in 2005 discussed in Note 1, “Basis of Consolidation, Interim Financial Information and Recapitalization,” share-based compensation related to stock options granted to employees of approximately $1.1 million, or $0.06 per share (basic and fully diluted), and $0.3 million, or $0.01 per share (basic and fully diluted), was recorded in general and administrative expense for the nine and three months ended September 30, 2006, respectively. No tax benefit was recorded since the Company does not have taxable income and is currently reserving its tax assets. There were no amounts capitalized relating to share-based employee compensation in the first nine months of 2006.

The amount of expense to be recognized over the remaining service period of the modified option as of September 30, 2006 is expected to be approximately $0.3 million for the fourth quarter of 2006 and a total of $2.6 million through February 2009.

The table below summarizes stock options and warrants for the Company’s common stock outstanding as of September 30, 2006. All non-vested options at September 30, 2006 are expected to vest in the future.

Description	Exercise Price/Range of Exercise Prices	Number of Shares of Common Stock	Weighted- Average Remaining Contractual Life in years	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in Thousands)
Exercisable

1997 Options	$475.00	120		$475.00
1998 Options	550.00	3,860		550.00
1999 Options	262.50-446.375	1,790		434.05
2000 Options	65.625-71.875	2,396		71.56
2001 Options	60.30-71.00	34,550		66.73
2001 Warrants	65.825	5,000		65.83
2002 Options	103.50-137.50	6,800		115.82
2003 Options	60.00	266		60.00
2005 Options	6.52	617,037		6.52
2006 Options	14.02	1,771		14.02
		673,590	4.3 years	15.72	$ 3,875
Not exercisable
2005 Options	6.52	941,792		6.52
2006 Options	14.02	40,729		14.02
		982,521	4.4 years	6.83	$5,914
Outstanding		1,656,111	4.4 years	10.46	$ 9,789

A summary of the Company’s nonvested stock options activity for the nine months ended September 30, 2006 follows:

	Shares	Weighted- Average Grant-Date Fair Value	Total Grant- Date Fair Value (Dollars in Thousands)

Nonvested at January 1, 2006	1,234,339	$5.40	$6,662
Granted	-	-	-
Vested - 2005 options	(97,427)	5.39	(525)
Forfeited	-	-	-
Nonvested at March 31, 2006	1,136,912	5.40	$6,137
Granted	-	-	-
Vested - 2003 options	(266)	40.00	(10)
Vested - 2005 options (a)	(32,476)	5.39	(175)
Cash paid on nonvested options (a)	-	-	(3,183)
Vested - 2005 options (a)	(64,951)	2.51	(163)
Forfeited	-	-	-
Nonvested at June 30, 2006 (a)	1,039,219	2.51	$2,606
Granted	42,500	9.52	405
Vested - 2005 options	(97,427)	2.51	(245)
Vested - 2006 options	(1,771)	9.52	(17)
Nonvested at September 30, 2006 (a)	982,521	2.80	$2,749

(a)  The weighted-average grant-date fair value of options granted during the first quarter of 2005 was $5.39 per option. The terms of the options granted in 2005 under the 2004 Plan included antidilution provisions and were modified accordingly because of the distribution made in May 2006. The compensatory make-whole payment of $4.5 million or $2.89 per option described in Note 1, “Basis of Consolidation, Interim Financial Information and Recapitalization,” resulted in a reduction of the fair value of the original award by the amount of cash received resulting in an adjusted grant-date fair value of $2.51. Approximately $3.2 million of the $4.5 million cash payment related to nonvested options and was reflected as recapitalization costs in the second quarter of 2006.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. No options were granted in the six months ended June 30, 2006. The following assumptions were used to estimate the fair value of options granted in the first quarter of 2005 and the third quarter of 2006, and to estimate the fair value of the May 12, 2006 modification of the options granted in 2005:

	Three Months Ended September 30, 2006	Three Months Ended June 30, 2006	Three Months Ended March 31, 2005
Expected stock price volatility	72.7%	75.1%	82.1%
Risk free interest rate	4.96%	5.08%	3.8%
Expected option life	6 years	4.75 years	6 years
Expected dividend yield	—	—	—

The following table summarizes the Company’s activities with respect to its stock option plans for the first nine months of 2006 as follows:

	Warrants And Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,693,401	$ 12.32
Granted	—	—
Exercised (intrinsic value of $422,268)	(40,216)	7.50
Surrendered	(35,996)	11.39
Outstanding at March 31, 2006	1,617,189	11.48
Granted	—	—
Exercised (intrinsic value of $6,660)	(666)	7.50
Surrendered	(2,809)	100.71
Outstanding at June 30, 2006	1,613,714	10.38
Granted	42,500	14.02
Surrendered	(103)	(218.16)
Outstanding at September 30, 2006	1,656,111	10.46

No cash was received for the option exercises in 2006 as the option holders elected to utilize a cashless exercise in which they surrendered vested options in lieu of a cash payment for the exercise price.

Restricted Share Units

Annual grants of RSUs are awarded to the Company’s independent board member as part of the Company’s independent director compensation plan approved in March 2005. An award of 2,000 RSUs was granted on March 28, 2005 with a per unit fair value of $7.50. The RSUs vest ratably over a 4-year period, provided, however, that any and all unvested RSUs shall be immediately forfeited in the event the board member ceases to serve on the Company’s board. A total of 1,000 RSUs were awarded during the nine months ended September 30, 2006. A total of 500 RSUs vested and converted to common shares during the nine months ended September 30, 2006 and 2,500 RSUs remained unvested as of September 30, 2006.

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

On May 12, 2006, after determining that the $70.5 million cash dividend declared on April 27, 2006 would adversely impact the SARs granted in 2005, the Company’s board of directors agreed to amend the SARs agreements by effectively fixing the exercise price on 22% of all 439,160 outstanding SARs at $5.02. Therefore, if there is not a qualified sale prior to February 8, 2011, the holders of such SARs will be entitled to receive the difference between $7.50 and $5.02 per SAR, or $2.48, from the Company for a total cash outlay of approximately $1.1 million on February 8, 2011. As of September 30, 2006, the Company has established a liability of approximately $76,600 to reflect the portion of the SARs that have been earned since the date of the amendment through September 30, 2006 with the associated expense reflected in general and administrative expense. Assuming there is no qualified sale prior to February 8, 2011, the Company expects to record approximately $0.2 million in expense per year through February 8, 2011 related to these SARs.

Pro Forma Share-Based Employee Compensation Expense

Prior to December 31, 2005, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net loss and loss per share would have been adjusted to the following pro forma amounts:

	2005
	(dollar amounts in thousands except per share amounts)
	Three Months Ended September 30	February 9 – September 30 (See Note 1)	January 1 – February 8 (See Note 1)

Loss available for common stock, as reported	$(2,212)	$ (13,345)	$ (11,405)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(781)	(1,811)	(16)
Loss available for common stock, pro forma	$(2,993)	$(15,156)	$(11,421)

Net loss per common share (basic and diluted):
As reported	$(0.12)	$(0.73)	$(5.80)
Pro forma	$(0.16)	$(0.83)	$(5.81)

3.     Intangible Assets:

The following reflects the Company’s carrying value in customer accounts as of the following periods:

	Protection One Monitoring		Network Multifamily		Total Company
	9/30/2006	12/31/2005	9/30/2006	12/31/2005	9/30/2006	12/31/2005
	(dollar amounts in thousands)
Customer accounts	$260,345	$260,319	$51,872	$51,872	$312,217	$312,191
Accumulated amortization	$(88,571)	$(68,495)	$(15,142)	$(10,821)	$(103,713)	$(79,316)
Customer accounts, net	$171,774	$191,824	$36,730	$41,051	$208,504	$232,875

Amortization expense was $24.4 million for the nine months ended September 30, 2006, $23.4 million for the period February 9, 2005 through September 30, 2005 and $5.6 million for the period January 1, 2005 through February 8, 2005. Amortization expense was $8.1 million and $9.0 million for the three months ended September 30, 2006 and 2005, respectively. The table below reflects the estimated aggregate customer account amortization expense for the remainder of 2006 and each of the four succeeding fiscal years on the existing customer account base as of September 30, 2006:

	2006	2007	2008	2009	2010
	(dollar amounts in thousands)
Estimated amortization expense	$8,133	$29,687	$28,726	$28,301	$28,253

There was no change in the carrying value of trade names or goodwill for the nine months ended September 30, 2006.

4.     Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (in thousands):

	September 30, 2006	December 31, 2005
Furniture, fixtures and equipment	$4,485	$4,290
Data processing and telecommunication	25,446	24,408
Leasehold improvements	2,904	2,762
Vehicles	7,486	8,991
Vehicles under capital leases	2,211	-
Buildings and other	5,518	5,473
Rental equipment	2,917	772
	50,967	46,696
Less accumulated depreciation	(29,804)	(25,143)
Property and equipment, net	$21,163	$21,553

Depreciation expense was $7.1 million for the nine months ended September 30, 2006, $8.4 million for the period February 9, 2005 through September 30, 2005 and $1.0 million for the period January 1, 2005 through February 8, 2005. Depreciation expense was $1.9 million and $2.8 million for the three months ended September 30, 2006 and 2005, respectively.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term. Accumulated depreciation of approximately $0.2 million and $16,000 has been recorded on these assets as of September 30, 2006 and December 31, 2005, respectively. The following is a schedule by year of minimum future rentals on non-cancelable operating leases as of September 30, 2006 (dollar amounts in thousands):

Remainder of 2006	$127
2007	506
2008	506
2009	506
2010	488
2011	125
Total minimum future rentals	$2,258

5.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollar amounts in thousands):

	September 30, 2006	December 31, 2005
Accrued interest	$3,216	$5,342
Accrued vacation pay	3,334	3,436
Accrued salaries, bonuses and employee benefits	3,814	5,445
Other accrued liabilities	9,927	9,877
Total accrued liabilities	$20,291	$24,100

6.     Debt and Capital Leases:

Long-term debt and the fixed or weighted average interest rates and capital leases are as follows (dollar amounts in thousands):

	September 30, 2006	December 31, 2005
Bank credit facility, maturing March 31, 2012, variable 7.865% (a)	$298,500	$233,823
Senior subordinated notes, maturing January 2009, fixed 8 1/8% (b)	93,875	89,826
Capital leases	1,889	-
	394,264	323,649
Less current portion (including $566 in capital leases as of September 30, 2006)	(3,566)	(2,356)
Total long-term debt and capital leases	$390,698	$321,293

(a)          Represents the weighted average annual interest rate before fees at September 30, 2006. At December 31, 2005, the weighted average annual interest rate before fees was 7.4%. See “Bank Credit Facility” below, for additional discussion regarding an amendment in April 2006 in connection with additional financing under the bank credit facility, including a change in the maturity date of the term loan to March 31, 2012 from April 18, 2011 and a reduction in the applicable margin. The bank credit facility is secured by substantially all assets of the Company and requires quarterly principal payments of $0.75 million.

(b)         See “Valuation of Debt” below regarding the discount amount associated with the debt instruments. The effective rate to the Company due to the accretion of debt discounts is approximately 15.9% on the senior subordinated notes. The unamortized balance of the discount at September 30, 2006 and December 31, 2005 was $16.5 million and $20.5 million, respectively.

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

Bank Credit Facility

On April 26, 2006, the Company entered into an amended and restated bank credit agreement increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million. The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for a base rate borrowing and 2.5% for a Eurodollar borrowing. The incremental proceeds from the amended term loan, together with approximately $10 million of excess cash were used to make an aggregate special cash distribution in May 2006 of approximately $75 million, including a dividend to holders of the Company’s common stock and to make related payments to members of management of the Company who hold options for the Company’s common stock. The bank credit facility continues to include a $25.0 million revolving credit facility, of which approximately $22.9 million remains available as of November 10, 2006 after reducing total availability by approximately $2.1 million for an outstanding letter of credit. The revolving credit facility matures in 2010 and the term loan matures March 31, 2012, subject to earlier maturity if the Company does not refinance its 8 1/8% senior subordinated notes due 2009 before July 2008.

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

The unamortized costs of the cap agreements at September 30, 2006 was $0.9 million. The fair market value of the cap agreements was $0.7 million at September 30, 2006, which is included in other assets. The Company amortizes the costs of the interest rate caps to interest expense over the respective lives of the agreements. In the first nine months of 2006, the Company amortized approximately $40,000 to interest expense and was entitled to receive approximately $69,000 as a result of the cap agreements for a net reduction to interest expense of approximately $29,000. There was no ineffectiveness in the hedging relationship of the interest rate caps.

Capital Leases

The Company acquired vehicles in 2006 under a capital lease arrangement whereby it leases vehicles over a 4-year lease term. Accumulated depreciation on these assets as of September 30, 2006 was approximately $268,000. The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of September 30, 2006 (in thousands):

Remainder of 2006	$167
2007	669
2008	669
2009	645
2010	75
Total minimum lease payments	2,225
Less: Estimated executory costs	(147)
Net minimum lease payments	2,078
Less: Amount representing interest	(189)
Present value of net minimum lease payments (a)	$1,889
(a) Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $566 and $1,323, respectively.

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

At September 30, 2006, the Company was in compliance with the financial covenants and other maintenance tests for the bank credit facility but did not meet the interest coverage ratio incurrence test under the 8 1/8% senior subordinated notes indenture relating to the Company’s ability to incur additional ratio indebtedness. Although continued failure to meet the interest coverage ratio test would result in restrictions on the Company’s ability to incur additional ratio indebtedness, the Company may borrow additional funds under other permitted indebtedness provisions of the indenture.

7.              Related Party Transactions:

Quadrangle Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of Quadrangle, will provide business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments. The Quadrangle management agreements also provide that when and if the Advisors advise or consult with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company does not engage a financial advisor with respect to such divesture) or financing transaction, they may also invoice the Company for, and the Company shall pay, additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction. The Quadrangle management agreements are effective as of February 8, 2005 and shall continue in effect from year to year unless amended or terminated by mutual consent of the parties, subject to automatic termination in certain specified situations and subject to termination at any time upon ninety days notice by either party. For the nine months ended September 30, 2006, approximately $1.1 million was expensed related to these agreements. For the period February 9, 2005 through September 30, 2005, approximately $1.0 million was expensed related to these agreements. Approximately $0.4 was expensed related to these agreements in each of the quarters ending September 30, 2006 and 2005.

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

8.     Commitments and Contingencies:

 Security Response Network and Homesafe Security Arbitration

The company is a defendant in an arbitration proceeding brought by two former Protection One dealers, Security Response Network and Homesafe Security, Inc. and the owner of these companies, Mr. Ira Beer. Mr. Beer alleges breach of contract, improper calculation of holdback amounts, and other causes of action. An arbitration hearing was conducted in the matter on October 10, 2006 and the parties expect to present closing arguments and briefs in early December 2006. In the opinion of management, this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Scardino Litigation

On April 17, 2006, the Company was named a defendant in a litigation proceeding brought by Frank and Anne Scardino arising out of a June 2005 fire at their home in Villanova, Pennsylvania (Frank and Anne Scardino v. Eagle Systems, Inc., Eagle Monitoring, Inc. and Protection One Alarm Monitoring, Inc. d/b/a Dynawatch, Delaware County, Pennsylvania Court of Common Pleas, Cause No. 06-4485). The complaint alleges that the defendants failed to provide contracted fire detection and monitoring services, breaching its contractual and warranty obligations in violation of Pennsylvania Unfair Trade Practices and Consumer Protection Law, resulting in alleged damages to plaintiffs in excess of $3.0 million. Under the Unfair Trade Practices and Consumer Protection Law, claimants may be entitled to seek treble damages, attorneys’ fees and costs. The complaint also alleged negligence and gross negligence; however, the Company’s Preliminary Objections to these counts were granted by the court, and were accordingly dismissed.

The litigation is at a preliminary stage and the Company is investigating to determine the facts and circumstances involved in this matter. The Company has notified its liability insurance carriers of the claim and now intends to answer the remaining counts and conduct discovery in support of its defense.

The Company does not believe that it breached its contractual obligations or otherwise violated its duties in connection with this matter. In the opinion of management, the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

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

Reportable segments (dollar amounts in thousands):

	Nine Months Ended September 30, 2006 (dollars amounts in thousands)
	Protection One Monitoring[1]	Network Multifamily[2]	Adjustments[3]	Consolidated
Revenue	$175,494	$25,952		$201,446
Adjusted EBITDA(4)	50,304	12,968		63,272
Amortization of intangibles and depreciation expense	26,689	4,837		31,526
Amortization of deferred costs in excess of deferred revenue	11,627	651		12,278
Corporate consolidation costs	-	20		20
Recapitalization costs	4,452	-		4,452
Segment assets	383,776	60,654	(7,752)	436,678
Expenditures for property, exclusive of rental equipment	2,596	186		2,782
Investment in new accounts and rental equipment, net	21,550	950		22,500

	2005
	Protection One Monitoring[1]		Network Multifamily[2]		Adjustments[3]	Consolidated

	February 9 - September 30	January 1 -February 8	February 9 - September 30	January 1 - February 8		February 9 - September 30	January 1 - February 8
Revenue	$ 145,168	$24,480	$22,807	$4,063		$$167,975	$28,543
Adjusted EBITDA(4)	44,840	7,228	10,211	1,780		55,051	9,008
Amortization of intangibles and depreciation expense	27,682	6,112	4,167	526		31,849	6,638
Amortization of deferred costs in excess of amortization of deferred revenue	5,081	2,239	379	598		5,460	2,837
Change of control and debt restructuring costs	-	5,939	-	-		-	5,939
Corporate consolidation costs	-	-	1,866	-		1,866
Key employee retention plan expense	-	354	-	81		-	435
Corporate consolidation retention costs	-	-	13	-		13
Segment assets	432,617	-	64,990	-	(70,364)	427,243	-
Expenditures for property	3,138	249	90	1		3,228	250
Investment in new accounts, net	15,405	1,902	1,067	325		16,472	2,227

	Three months ended September 30,
	2006			2005
	Protection One Monitoring[1]	Network Multifamily[2]	Consolidated	Protection One Monitoring[1]	Network Multifamily[2]	Consolidated
Revenue	$ 59,108	$ 8,512	$67,620	$56,844	$8,779	$65,623
Adjusted EBITDA(4)	16,862	4,225	21,087	17,453	4,072	21,525
Amortization of intangibles and depreciation expense	8,473	1,605	10,078	10,154	1,616	11,770
Amortization of deferred costs in excess of amortization of deferred revenue	4,432	254	4,686	2,379	165	2,544
Corporate consolidation costs	-	-	-	-	1,866	1,866
Corporate consolidation retention costs	-	-	-	-	13	13
Expenditures for property, exclusive of rental equipment	768	77	845	1,958	43	2,001
Investment in new accounts and rental equipment, net	7,427	521	7,948	6,567	508	7,075

1  Includes allocation of holding company expenses reducing Adjusted EBITDA by $2.7 million, $0.3 million and $2.6 million for the nine months ended September 30, 2006, and for the periods January 1, 2005 through February 8, 2005 and February 9, 2005 through September 30, 2005, respectively. Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.7 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively.

2  Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.7 million, $0.1 million and $0.6 million for the nine months ended September 30, 2006, and for the periods January 1, 2005 through February 8, 2005 and February 9, 2005 through September 30, 2005, respectively. Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.2 million and $0.2 million for the three month periods ended September 30, 2006 and 2005, respectively.

3  Adjustment to eliminate intersegment accounts receivable.

4  Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as income (loss) before income taxes or cash flow from operations. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company. See the table below for the reconciliation of Adjusted EBITDA to consolidated income (loss) before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.

	Consolidated
	(dollar amounts in thousands)
	2006	2005
	Nine Months Ended September 30	February 9 through September 30	January 1 through February 8
Loss before income taxes	$(12,474)	$(13,029)	$(11,370)
Plus:
Interest expense	26,350	22,863	4,544
Amortization of intangibles and depreciation expense	31,526	31,849	6,638
Amortization of deferred costs in excess of amortization of deferred revenue	12,278	5,460	2,837
Amortization of stock based compensation costs	1,145	-	-
Reorganization costs (a)	-	-	6,374
Recapitalization costs	4,452	-	-
Corporate consolidation severance payments (b)	20	1,866	-
Corporate consolidation retention costs (c)	-	13	-
Loss on retirement of debt	-	6,657	-
Less:
Other income	(25)	(628)	(15)
Adjusted EBITDA	$63,272	$55,051	$9,008

(a)   Reorganization costs for 2005 include success fees paid upon successful completion of the restructuring transactions, key employee retention plan payments and legal fees.

(b)   Network Multifamily severance payments related to corporate consolidation.

(c)   Network Multifamily entered into agreements with selected individuals to retain their services until corporate consolidation and system conversion activities were completed. The cost of these agreements is recorded in general and administrative expense.

	Consolidated
	Three Months Ended September 30,
	2006	2005
	(dollar amounts in thousands)
Loss before income taxes	$(3,469)	$(2,090)
Plus:
Interest expense	9,555	7,500
Amortization of intangibles and depreciation expense	10,078	11,770
Amortization of deferred costs in excess of amortization of deferred revenue	4,686	2,544
Amortization of stock based compensation costs	273	-
Corporate consolidation severance payments (a)	-	1,866
Corporate consolidation retention costs (b)	-	13
Less:
Other income	(36)	(78)
Adjusted EBITDA	$21,087	$21,525

(a)   Network Multifamily severance payments related to corporate consolidation.

(b)   Network Multifamily entered into agreements with selected individuals to retain their services until corporate consolidation and system conversion activities were completed. The cost of these agreements is recorded in general and administrative expense.

10.  Income Taxes:

For the nine and three months ended September 30, 2006, the Company recorded tax expense of approximately $0.2 million and $0.1 million, respectively, related to state income taxes. For the periods February 9, 2005 through September 30, 2005, the Company recorded net tax expense related to state income taxes of approximately $0.3 million, including $0.1 million for the three months ended September 30, 2005.

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

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2006

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$-	$151,618	$33,853	$-	$185,471
Other	-	15,675	300	-	15,975
Total revenue	-	167,293	34,153	-	201,446
Cost of revenue
Monitoring and related services	-	43,474	9,701	-	53,175
Other	-	19,691	1,097	-	20,788
Total cost of revenue	-	63,165	10,798	-	73,963
Operating expenses
Selling	-	28,285	1,772	-	30,057
General and administrative	4,562	40,024	2,991	-	47,577
Corporate consolidation costs	-	-	20	-	20
Recapitalization costs	3,267	1,185	-	-	4,452
Amortization and depreciation	6	26,086	5,434	-	31,526
Holding company allocation	(3,417)	2,734	683	-	-
Corporate overhead allocation	-	(3,370)	3,370	-	-
Total operating expenses	4,418	94,944	14,270	-	113,632
Operating income (loss)	(4,418)	9,184	9,085	-	13,851
Other expense (income)
Interest expense (b)	-	25,639	711	-	26,350
Other	-	(108)	83	-	(25)
Equity (earnings) loss in subsidiary	8,291	(8,056)	-	(235)	-
Total other expense	8,291	17,475	794	(235)	26,325
Income (loss) from continuing operations before income taxes	(12,709)	(8,291)	8,291	235	(12,474)
Income tax expense	-	-	(235)	-	(235)
Net income (loss)	$(12,709)	$(8,291)	$8,056	$235	$(12,709)

(b) Protection One Alarm Monitoring, Inc. allocated $715 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the Quarter Ended September 30, 2006

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$-	$51,007	$11,236	$-	$62,243
Other	-	5,293	84	-	5,377
Total revenue	-	56,300	11,320	-	67,620
Cost of revenue
Monitoring and related services	-	15,077	3,290	-	18,367
Other	-	6,856	357	-	7,213
Total cost of revenue	-	21,933	3,647	-	25,580
Operating expenses
Selling	-	9,887	585	-	10,472
General and administrative	1,219	13,150	1,071	-	15,440
Amortization and depreciation	1	8,274	1,803	-	10,078
Holding company allocation	(967)	774	193	-	-
Corporate overhead allocation	-	(1,128)	1,128	-	-
Total operating expenses	253	30,957	4,780	-	35,990
Operating income (loss)	(253)	3,410	2,893	-	6,050
Other expense (income)
Interest expense (b)	-	9,364	191	-	9,555
Other	-	(36)	-	-	(36)
Equity (earnings) loss in subsidiary	3,287	(2,631)	-	(656)	-
Total other expense	3,287	6,697	191	(656)	9,519
Income (loss) from continuing operations before income taxes	(3,540)	(3,287)	2,702	656	(3,469)
Income tax expense	-	-	(71)	-	(71)
Net income (loss)	$(3,540)	$(3,287)	$2,631	$656	$(3,540)

(b) Protection One Alarm Monitoring, Inc. allocated $193 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the Period February 9, 2005 through September 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$-	$128,578	$29,565	$-	$158,143
Other	-	9,771	61	-	9,832
Total revenues	-	138,349	29,626	-	167,975
Cost of revenues:
Monitoring and related services	-	36,796	7,705	-	44,501
Other	-	12,243	466	-	12,709
Total cost of revenues	-	49,039	8,171	-	57,210

Operating expenses
Selling	-	18,040	1,611	-	19,651
General and administrative	3,391	31,670	6,475	-	41,536
Corporate consolidation costs	-	-	1,866	-	1,866
Amortization and depreciation	3	27,098	4,748	-	31,849
Holding company allocation	(3,172)	2,538	634	-	-
Corporate overhead allocation	-	(655)	655	-	-
Total operating expenses	222	78,691	15,989	-	94,902
Operating income (loss)	(222)	10,619	5,466	-	15,863
Other expense (income)
Interest expense (income)	-	20,917	(5)	-	20,912
Related party interest	-	1,951	-	-	1,951
Loss on retirement of debt	-	6,657	-	-	6,657
Other	-	(663)	35	-	(628)
Equity (earnings) loss in subsidiary	13,123	(5,120)	-	(8,003)	-
Total other expense	13,123	23,742	30	(8,003)	28,892
Income (loss) from continuing operations before income taxes	(13,345)	(13,123)	5,436	8,003	(13,029)
Income tax expense	-	-	(316)		(316)
Net income (loss)	$(13,345)	$(13,123)	$5,120	$8,003	$(13,345)

Condensed Consolidating Statement of Operations

For the Period January 1, 2005 through February 8, 2005

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$-	$21,455	$5,000	$-	$26,455
Other	-	1,916	172	-	2,088
Total revenue	-	23,371	5,172	-	28,543
Cost of revenue:
Monitoring and related services	-	6,151	1,249	-	7,400
Other	-	2,571	743	-	3,314
Total cost of revenue	-	8,722	1,992	-	10,714

Operating expenses
Selling	-	3,699	290	-	3,989
General and administrative	792	6,054	1,258	-	8,104
Change of control and debt restructuring costs	5,939	-	-	-	5,939
Amortization and depreciation	-	6,058	580	-	6,638
Holding company allocation	(437)	350	87	-	-
Corporate overhead allocation	-	(110)	110	-	-
Total operating expenses	6,294	16,051	2,325	-	24,670
Operating income (loss)	(6,294)	(1,402)	855	-	(6,841)
Other expense (income)
Interest expense (a)	-	2,499	103	-	2,602
Related party interest	-	1,942	-	-	1,942
Other	-	(15)	-	-	(15)
Equity (earnings) loss in subsidiary	5,111	(717)	-	(4,394)	-
Total other expense	5,111	3,709	103	(4,394)	4,529
Income (loss) from continuing operations before income taxes	(11,405)	(5,111)	752	4,394	(11,370)
Income tax expense	-	-	(35)	-	(35)
Net income (loss)	$(11,405)	$(5,111)	$717	$4,394	$(11,405)

(a)  Protection One Alarm Monitoring, Inc. allocated $103 of its interest expense to Network Multifamily

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$-	$50,066	$11,453	$-	$61,519
Other	-	4,078	26	-	4,104
Total revenues	-	54,144	11,479	-	65,623
Cost of revenues:
Monitoring and related services	-	14,418	3,188	-	17,606
Other	-	4,851	198	-	5,049
Total cost of revenues	-	19,269	3,386	-	22,655

Operating expenses
Selling	-	7,648	580	-	8,228
General and administrative	1,088	12,431	2,253	-	15,772
Corporate consolidation costs	-	-	1,866	-	1,866
Amortization and depreciation	1	9,926	1,843	-	11,770
Holding company allocation	(1,088)	871	217	-	-
Corporate overhead allocation	-	(247)	247	-	-
Total operating expenses	1	30,629	7,006	-	37,636
Operating income (loss)	(1)	4,246	1,087	-	5,332
Other expense (income)
Interest expense (income)	-	7,502	(2)	-	7,500
Other	-	(77)	(1)	-	(78)
Equity (earnings) loss in subsidiary	2,211	(975)	-	(1,236)	-
Total other expense	2,211	6,450	(3)	(1,236)	7,422
Income (loss) from continuing operations before income taxes	(2,212)	(2,204)	1,090	1,236	(2,090)
Income tax expense	-	(7)	(115)	-	(122)
Net income (loss)	$(2,212)	$(2,211)	$975	$1,236	$(2,212)

Condensed Consolidating Balance Sheet

September 30, 2006

(amounts in thousands)

(Unaudited)

Assets	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$-	$20,535	$(9)	$-	$20,526
Receivables, net	-	22,210	5,857	-	28,067
Inventories, net	-	3,058	1,203	-	4,261
Prepaid expenses	(4)	2,131	124	-	2,251
Other	-	3,190	162	-	3,352
Total current assets	(4)	51,124	7,337	-	58,457
Restricted cash	-	1,862	-	-	1,862
Property and equipment, net	5	19,872	1,286	-	21,163
Customer accounts, net	-	167,932	40,572	-	208,504
Goodwill	-	6,142	6,018	-	12,160
Trade name	-	22,987	2,825	-	25,812
Deferred customer acquisition costs	-	91,594	7,119	-	98,713
Other	-	7,481	2,526	-	10,007
Accounts receivable (payable) from (to) associated companies	(67,644)	73,374	(5,730)	-	-
Investment in POAMI	(7,142)	-	-	7,142	-
Investment in subsidiary guarantors	-	55,908	-	(55,908)	-
Total assets	$(74,785)	$498,276	$61,953	$(48,766)	$436,678
Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$-	$3,566	$-	$-	$3,566
Accounts payable	-	1,851	437	-	2,288
Accrued liabilities	601	18,902	788	-	20,291
Deferred revenue	-	33,101	3,449	-	36,550
Total current liabilities	601	57,420	4,674	-	62,695
Long-term debt and capital leases, net of current portion	-	390,698	-	-	390,698
Deferred customer acquisition revenue	-	56,336	1,003	-	57,339
Other	-	964	368	-	1,332
Total Liabilities	601	505,418	6,045	-	512,064
Stockholders’ Equity (Deficiency in Assets)
Common stock	182	2	1	(3)	182
Additional paid in capital	89,281	1,416,051	194,913	(1,610,964)	89,281
Accumulated other comprehensive income	(193)	(193)	-	193	(193)
Deficit	(164,656)	(1,423,002)	(139,006)	1,562,008	(164,656)
Total stockholders’ equity (deficiency in assets)	(75,386)	(7,142)	55,908	(48,766)	(75,386)
Total liabilities and stockholders’ equity (deficiency in assets)	$(74,785)	$498,276	$61,953	$(48,766)	$436,678

Condensed Consolidating Balance Sheet

December 31, 2005

(amounts in thousands)

Assets	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$-	$19,468	$425	$-	$19,893
Receivables, net	-	23,526	6,335	-	29,861
Inventories, net	-	2,790	1,676	-	4,466
Prepaid expenses	28	2,497	658	-	3,183
Other	-	3,173	10	-	3,183
Total current assets	28	51,454	9,104	-	60,586
Restricted cash	-	1,597	-	-	1,597
Property and equipment, net	10	19,823	1,720	-	21,553
Customer accounts, net	-	187,570	45,305	-	232,875
Goodwill	-	6,142	6,018	-	12,160
Trade name	-	22,987	2,825	-	25,812
Deferred customer acquisition costs	-	66,253	6,945	-	73,198
Other	-	8,518	3	-	8,521
Accounts receivable (payable) from (to) associated companies (a)	7,752	9,481	(17,233)	-	-
Investment in POAMI	1,237	-	-	(1,237)	-
Investment in subsidiary guarantors	-	47,852	-	(47,852)	-
Total assets	$9,027	$421,677	$54,687	$(49,089)	$436,302

Liabilities and Stockholder Equity
Current liabilities:
Current portion of long-term debt	$-	$2,356	$-	$-	$2,356
Accounts payable	-	2,601	125	-	2,726
Accrued liabilities	960	21,492	1,648	-	24,100
Deferred revenue	-	33,159	3,312	-	36,471
Total current liabilities	960	59,608	5,085	-	65,653
Long-term debt, net of current portion	-	321,293	-	-	321,293
Deferred customer acquisition revenue	-	38,746	1,127	-	39,873
Other	-	793	623	-	1,416
Total Liabilities	960	420,440	6,835	-	428,235
Stockholders’ Equity
Common stock	182	2	1	(3)	182
Additional paid in capital	159,939	1,416,051	202,457	(1,618,508)	159,939
Accumulated other comprehensive loss	(107)	(107)	-	107	(107)
Deficit	(151,947)	(1,414,709)	(154,606)	1,569,315	(151,947)
Total stockholders’ equity	8,067	1,237	47,852	(49,089)	8,067
Total liabilities and stockholders’ equity	$9,027	$421,677	$54,687	$(49,089)	$436,302

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,906)	$24,547	$12,286	$-	$31,927
Cash flows from investing activities:
Purchases of new accounts	-	-	(27)	-	(27)
Deferred customer acquisition costs	-	(42,113)	(930)	-	(43,043)
Deferred customer acquisition revenue	-	22,734	(19)	-	22,715
Purchase of property and equipment	-	(2,534)	(248)	-	(2,782)
Purchase of rental equipment	-	(2,145)	-	-	(2,145)
Additional investment in restricted cash	-	(212)	-		(212)
Proceeds from disposition of assets	-	262	9	-	271
Net cash used in investing activities	-	(24,008)	(1,215)	-	(25,223)
Cash flows from financing activities:
Payments on long-term debt	-	(2,089)	-	-	(2,089)
Distribution to shareholders	(70,490)	-	-	-	(70,490)
Proceeds from borrowings	-	66,767	-	-	66,767
Debt issue costs	-	(259)	-	-	(259)
To (from) related companies	75,396	(63,891)	(11,505)	-	-
Net cash provided by (used in) financing activities	4,906	528	(11,505)	-	(6,071)
Net increase (decrease) in cash and cash equivalents	-	1,067	(434)	-	633
Cash and cash equivalents:
Beginning of period	-	19,468	425	-	19,893
End of period	$-	$20,535	$(9)	$-	$20,526

Condensed Consolidating Statement of Cash Flows

For the Period February 9, 2005 through September 30, 2005

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,139)	$18,108	$9,979	$-	$25,948
Cash flows from investing activities:
Deferred customer acquisition costs	-	(32,278)	(1,202)	-	(33,480)
Deferred customer acquisition revenue	-	16,873	135	-	17,008
Purchase of property and equipment	-	(3,111)	(117)	-	(3,228)
Increase in restricted cash	-	(1,200)	-	-	(1,200)
Proceeds from redemption of preferred stock	-	4,399	-	-	4,399
Proceeds from disposition of marketable securities and other assets	-	896	27	-	923
Net cash used in investing activities	-	(14,421)	(1,157)	-	(15,578)
Cash flows from financing activities:
Payments on long-term debt	-	(212,125)	-	-	(212,125)
Payment on credit facility	-	(81,000)	-	-	(81,000)
Proceeds from borrowings	-	250,000	-	-	250,000
Proceeds from sale of common stock	1,750	-	-	-	1,750
Debt issue costs	-	(6,978)	-	-	(6,978)
Stock issue costs	(270)	-	-	-	(270)
Payment for interest rate cap	-	(922)	-	-	(922)
To (from) related companies	659	8,352	(9,011)	-	-
Net cash provided by (used in) financing activities	2,139	(42,673)	(9,011)	-	(49,545)
Net decrease in cash and cash equivalents	-	(38,986)	(189)	-	(39,175)
Cash and cash equivalents:
Beginning of period	-	53,257	508	-	53,765
End of period	$-	$14,271	$319	$-	$14,590

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

Overview

Our monitoring and related services revenue and customer base compositions at September 30, 2006 were as follows:

Market	Percentage of Total
	Monitoring and Related Services Revenue	Sites
Single family and commercial	81.7%	50.9%
Wholesale	4.5	18.8
Protection One Monitoring Total	86.2	69.7
Network Multifamily Total	13.8	30.3
Total	100.0%	100.0%

For the first nine months of 2006, we generated consolidated revenue of $201.4 million. For the first nine months of 2006, Protection One Monitoring accounted for 87.1% of consolidated revenue, or $175.5 million, while Network Multifamily accounted for the 12.9% of consolidated revenue, or $25.9 million. For the three months ended September 30, 2006, we generated consolidated revenue of $67.6 million. Protection One Monitoring accounted for 87.4%, or $59.1 million, and Network Multifamily accounted for 12.6%, or $8.5 million, of consolidated revenue for the three months ended September 30, 2006.

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

Summary of Other Significant Matters

Net Loss. We incurred a net loss of $12.7 million and $3.5 million for the nine and three months ended September 30, 2006, respectively. The net loss reflects substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness, including amortization of debt discounts. We currently do not expect to have earnings in the foreseeable future.

Recurring Monthly Revenue. At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles. Our current focus on RMR additions and stabilization of attrition rates have contributed to the increase in RMR which was $19.9 million at September 30, 2006 compared to $19.7 million at September 30, 2005. We believe that we will continue to see improvements in RMR as we continue to strengthen our financial position and have access to enough capital to invest in creating new accounts. If we are unable to generate sufficient new RMR to replace RMR losses, it could materially and adversely affect our business, financial condition and results of operations.

In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. As of September 30, 2006, Protection One Monitoring estimated the loss of 2,277 customer accounts, including 379 wholesale customer accounts, and Network Multifamily estimated the loss of 587 customer accounts. Estimated RMR losses related to these accounts were approximately $51,500 and $6,200 for Protection One Monitoring and Network Multifamily, respectively, or less than 1% of our total RMR.

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

	Nine months ended September 30, 2006	February 9, through September 30, 2005
	(dollar amounts in millions)
Recurring Monthly Revenue at September 30	$19.9	$19.7
Amounts excluded from RMR:
Amortization of deferred revenue	0.7	0.4
Other revenue (a)	1.7	1.7
Revenue (GAAP basis):
September	22.3	21.8
January – August, 2006	179.1	-
February 9 – August 31, 2005	-	146.2
Total period revenue	$201.4	$168.0

	Three months ended September 30,
	2006	2005
	(dollar amounts in millions)
Recurring Monthly Revenue at September 30,	$19.9	$19.7
Amounts excluded from RMR:
Amortization of deferred revenue	0.7	0.4
Other revenue (a)	1.7	1.7
Revenue (GAAP basis):
September	22.3	21.8
July – August	45.3	43.8
Total period revenue	$67.6	$65.6

(a) Revenue that is not pursuant to monthly contractual billings.

The following tables identify RMR by segment and in total for the periods indicated.

	Nine months ended September 30, 2006
	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)
Beginning RMR balance (a)	$17,149	$2,724	$19,873
RMR retail additions	1,585	95	1,680
RMR retail losses, excluding Hurricane Katrina	(1,571)	(197)	(1,768)
RMR retail reactivations from Hurricane Katrina (b)	22	9	31
Price changes and other	77	25	102
Net change in wholesale RMR	12	—	12
Ending RMR balance	$17,274	$2,656	$19,930

(a)          Beginning RMR balance includes $0.9 million of wholesale customer RMR in both the Protection One Monitoring segment and in total. Our Network Multifamily segment RMR does not contain wholesale customer RMR.

(b)         In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. For the nine months ended September 30, 2006, reactivations represent the RMR from those customers whose billing was suspended after the hurricane but has subsequently been reinstated. We did not reactivate any wholesale customers during the first nine months of 2006. As of September 30, 2006, Protection One Monitoring has estimated the loss of 2,277 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 587 customers whose homes or businesses have been damaged beyond repair and will no longer need our monitoring services.

	February 9 through September 30, 2005			January 1 through February 8, 2005

	Protection One Monitoring	Network Multi- Family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)			(dollar amounts in thousands)
Beginning RMR balance (a)	$17,086	$2,799	$19,885	$17,112	$2,796	$19,908
RMR retail additions	1,244	53	1,297	181	11	192
RMR retail losses, excluding Hurricane Katrina	(1,363)	(132)	(1,495)	(213)	(14)	(227)
RMR retail losses from Hurricane Katrina	(88)	(26)	(114)	-	-	-
Price changes and other	82	25	107	1	6	7
Net change in wholesale RMR, excluding losses from Hurricane Katrina	5	—	5	5	—	5
RMR wholesale losses from Hurricane Katrina	(6)	-	(6)	-	-	-
Ending RMR balance	$16,960	$2,719	$19,679	$17,086	$2,799	$19,885

(a)          Beginning RMR balance includes $0.9 million of wholesale customer RMR for each of the periods February 9, 2005 through September 30, 2005 and January 1, 2005 through February 8, 2005, in both the Protection One Monitoring segment and in total. Our Network Multifamily segment RMR does not contain wholesale customer RMR.

	Three months ended September 30, 2006			Three months ended September 30, 2005

	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)			(dollar amounts in thousands)
Beginning RMR balance (a)	$17,247	$2,677	$19,924	$17,133	$2,774	$19,907
RMR retail additions	536	53	589	496	16	512
RMR retail losses, excluding Hurricane Katrina	(553)	(90)	(643)	(552)	(55)	(607)
RMR retail losses from Hurricane Katrina	-	-	-	(88)	(26)	(114)
Price changes and other	27	16	43	(9)	10	1
Net change in wholesale RMR, excluding losses from Hurricane Katrina	17	-	17	(14)	-	(14)
RMR wholesale losses from Hurricane Katrina	-	-	-	(6)	-	(6)
Ending RMR balance	$17,274	$2,656	$19,930	$16,960	$2,719	$19,679

(a)          Beginning RMR balance includes $0.9 million wholesale customer RMR for each of the three month periods ended September 30, 2006 and 2005, in both the Protection One Monitoring segment and in total. Our Network Multifamily segment RMR does not contain wholesale customer RMR.

Monitoring and Related Services Margin. Monitoring and related service revenue comprised over 92.0% of our total revenue for the nine and three months ended September 30, 2006, for each of the periods January 1, 2005 through February 8, 2005 and February 9, 2005 through September 30, 2005 and for the three months ended September 30, 2005. The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods.

	(dollar amounts in thousands)
	2006	2005
	Nine months ended September 30	February 9 through September 30	January 1 through February 8
Monitoring and related services revenue	$185,471	$158,143	$26,455
Cost of monitoring and related services revenue	53,175	44,501	7,400
Gross margin	$132,296	$113,642	$19,055

Gross margin %	71.3%	71.9%	72.0%

Our monitoring and related services gross margin percentage has decreased slightly from the prior period due to several factors, the impact of which we expect to continue into the near to medium term: (i) increased royalty fees paid to BellSouth as we expand our customer base in the alliance territory, (ii) increased third party costs for cellular service due to the growing number of customers who choose to have primary or back-up cellular monitoring service, and (iii) increased percentage of commercial customers in our base who choose enhanced services, such as open/close and fire inspections.

Customer Creation and Marketing. Our current customer acquisition strategy for our Protection One Monitoring segment relies primarily on internally generated sales. We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately 55 markets. The internal sales program generated 41,021 accounts and 40,517 accounts in the first nine months of 2006 and 2005, respectively. Our Network Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts. We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in 17 of the larger metropolitan markets in the nine-state BellSouth region. The marketing alliance may be terminated by mutual written consent of both parties or by either party upon 180 days notice or earlier upon occurrence of certain events. Under this alliance, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region. BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the leads and attempt to persuade them to become customers of our monitored security services. We also market directly to small businesses. We pay BellSouth a commission for each new contract and a recurring royalty based on a percentage of recurring charges. The commission is a direct and incremental cost of acquiring the customer and accordingly, for residential customers and certain commercial customers, is deferred as a customer acquisition cost and amortized over the term of the contract. The recurring royalty is expensed as incurred and is included in the cost of monitoring and related services revenue. Approximately 26.3% of our new accounts created in the first nine months of 2006 and 24.5% of our new accounts created in the first nine months of 2005 were produced from this arrangement. Termination of this agreement could have an adverse affect on our ability to generate new customers in this territory. We are unable to predict the impact on our alliance agreement from the planned combination of BellSouth and AT&T Inc.

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

As defined above, customer attrition by business segment at September 30, 2006 and 2005 is summarized below:

	Customer Account Attrition
	September 30, 2006			September 30, 2005
	Annualized Third Quarter	Trailing Twelve Month		Annualized Third Quarter		Trailing Twelve Month

Protection One Monitoring	7.7%	6.6%		12.1%		8.7%
Protection One Monitoring, excluding wholesale	13.6%	12.4%		16.0%		13.3%
Network Multifamily	12.6%	7.7	%(a)	10.2	%(a)	7.4	%(a)
Total Company	9.2%	6.9%		11.5%		8.3%

	Customer Account Attrition
	September 30, 2006, excluding Hurricane Katrina (b)			September 30, 2005, excluding Hurricane Katrina (b)
	Annualized Third Quarter	Trailing Twelve Month		Annualized Third Quarter		Trailing Twelve Month

Protection One Monitoring	7.7%	6.9%		9.5%		8.0%
Protection One Monitoring, excluding wholesale	13.7%	12.7%		13.4%		12.7%
Network Multifamily	12.6%	8.3	%(a)	7.1	%(a)	6.6	%(a)
Total Company	9.2%	7.3%		8.7%		7.6%

(a)          Attrition results for Network Multifamily exclude the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform. Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

(b)         In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. Our initial estimate of customers whose homes or businesses were damaged beyond repair and would no longer need our monitoring services was higher than our actual experience which has resulted in adjustments to reflect the 2006 reactivations of 840 retail customers and 969 of our Network Multifamily customers. As of September 30, 2006, estimated customer losses from Hurricane Katrina, net of reactivations, is 2,277 customers for Protection One Monitoring, including 379 wholesale customers, and 587 customers for Network Multifamily. Our initial estimate of customer losses at September 30, 2005 was 4,548 customers for Protection One Monitoring, including 1,194 wholesale customers, and 2,563 customers for Network Multifamily.

In the table below, in order to enhance the comparability of our attrition results with those of other industry participants, many of which report attrition net of move-in accounts, we define the denominator the same as above but define the numerator as the gross number of lost customer accounts for a given period reduced by move-in accounts.

	Customer Account Attrition
	September 30, 2006			September 30, 2005
	Annualized Third Quarter	Trailing Twelve Month		Annualized Third Quarter		Trailing Twelve Month

Protection One Monitoring	6.0%	4.9%		10.2%		6.8%
Protection One Monitoring, excluding wholesale	11.4%	10.1%		13.4%		10.9%
Network Multifamily	12.6%	7.7	%(a)	10.2	%(a)	7.4	%(a)
Total Company	8.0%	5.8%		10.2%		7.0%

	Customer Account Attrition
	September 30, 2006, excluding Hurricane Katrina (b)			September 30, 2005, excluding Hurricane Katrina (b)
	Annualized Third Quarter	Trailing Twelve Month		Annualized Third Quarter		Trailing Twelve Month

Protection One Monitoring	6.1%	5.2%		7.6%		6.2%
Protection One Monitoring, excluding wholesale	11.4%	10.4%		10.9%		10.2%
Network Multifamily	12.6%	8.3	%(a)	7.1	%(a)	6.6	%(a)
Total Company	8.0%	6.2%		7.4%		6.3%

(a)          Attrition results for Network Multifamily exclude the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform. Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

(b)         In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. Our initial estimate of customers whose homes or businesses were damaged beyond repair and would no longer need our monitoring services was higher than our actual experience which has resulted in adjustments to reflect the 2006 reactivations of 840 retail customers and 969 of our Network Multifamily customers. As of September 30, 2006, estimated customer losses from Hurricane Katrina, net of reactivations, is 2,277 customers for Protection One Monitoring, including 379 wholesale customers, and 587 customers for Network Multifamily. Our initial estimate of customer losses at September 30, 2005 was 4,548 customers for Protection One Monitoring, including 1,194 wholesale customers, and 2,563 customers for Network Multifamily.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first nine months of fiscal 2006, except for the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-based Payment (“SFAS No. 123R”), as discussed below.

Revenue and Expense Recognition. The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the nine and three months ended September 30, 2006, for the periods February 9, 2005 through September 30, 2005 and January 1, 2005 through February 8, 2005 and the three months ended September 30, 2005. The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period. We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	For the Nine Months Ended September 30, 2006
	Revenue- other	Cost of revenue-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$33,266	$40,119	$33,401
Amount deferred	(22,734)	(28,746)	(13,366)
Amount amortized	5,143	8,318	8,452
Amount included in Statement of Operations	$15,675	$19,691	$28,487
Network Multifamily segment:
Total amount incurred	$175	$1,221	$1,620
Amount deferred	19	(852)	(79)
Amount amortized	106	728	29
Amount included in Statement of Operations	$300	$1,097	$1,570
Total Company:
Total amount incurred	$33,441	$41,340	$35,021
Amount deferred	(22,715)	(29,598)	(13,445)
Amount amortized	5,249	9,046	8,481
Amount reported in Statement of Operations	$15,975	$20,788	$30,057

	2005
	February 9 through September 30,			January 1 through February 8,

	Revenue- other	Cost of revenue-other	Selling expense	Revenue- other	Cost of revenue-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$24,356	$30,024	$25,348	$3,265	$3,663	$3,645
Amount deferred	(16,873)	(21,373)	(10,905)	(2,147)	(2,579)	(1,470)
Amount amortized	2,288	3,592	3,777	798	1,487	1,550
Amount included in Statement of Operations	$9,771	$12,243	$18,220	$1,916	$2,571	$3,725
Network Multifamily segment:
Total amount incurred	$135	$1,237	$1,422	$(156)	$169	$237
Amount deferred	(135)	(1,191)	(11)	156	(160)	(9)
Amount amortized	61	420	20	172	734	36
Amount included in Statement of Operations	$61	$466	$1,431	$172	$743	$264
Total Company:
Total amount incurred	$24,491	$31,261	$26,770	$3,109	$3,832	$3,882
Amount deferred	(17,008)	(22,564)	(10,916)	(1,991)	(2,739)	(1,479)
Amount amortized	2,349	4,012	3,797	970	2,221	1,586
Amount reported in Statement of Operations	$9,832	$12,709	$19,651	$2,088	$3,314	$3,989

	Three months ended September 30,
	2006			2005
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$11,040	$13,569	$11,364	$9,919	$12,204	$10,392
Amount deferred	(7,716)	(9,934)	(4,595)	(6,906)	(9,009)	(4,464)
Amount amortized	1,969	3,222	3,179	1,065	1,656	1,788
Amount included in Statement of Operations	$5,293	$6,857	$9,948	$4,078	$4,851	$7,716
Network Multifamily segment:
Total amount incurred	$56	$552	$567	$53	$529	$551
Amount deferred	(9)	(476)	(54)	(53)	(513)	(48)
Amount amortized	37	280	11	26	182	9
Amount included in Statement of Operations	$84	$356	$524	$26	$198	$512
Total Company:
Total amount incurred	$11,096	$14,121	$11,931	$9,972	$12,733	$10,943
Amount deferred	(7,725)	(10,410)	(4,649)	(6,959)	(9,522)	(4,512)
Amount amortized	2,006	3,502	3,190	1,091	1,838	1,797
Amount reported in Statement of Operations	$5,377	$7,213	$10,472	$4,104	$5,049	$8,228

New accounting standards. In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements based on the fair value on the grant date of the equity or liability instruments used. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. We adopted the provisions of this Statement, as amended, using the modified prospective method beginning in fiscal 2006. Compensation costs should be recognized for awards that are issued beginning in 2006 and for awards that have been granted prior to December 31, 2005 but have yet to reach the end of the requisite service period. Exclusive of the make-whole payment in May 2006, the amount of expense recognized in the nine and three months ended September 30, 2006 was approximately $1.1 million and $0.3 million, respectively.

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

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

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

Monitoring and related services revenue and associated costs were not impacted by the push down adjustments, and in the first nine months of 2006, were consistent with results achieved in the first nine months of 2005 because we replaced lost RMR with new RMR by adding new customers and providing additional services to existing customers. Monitoring and related services revenue increased slightly (less than 0.5%) in the first nine months of 2006 compared to the same period in 2005, and costs of monitoring and related services revenue increased by 2.5% in the first nine months of 2006 compared to the same period in 2005. See “Monitoring and Related Services Margin” above for discussion regarding an increase in these costs. Interest expense for first nine months of 2006 includes $4.8 million of amortization of debt discounts and debt costs compared to $4.7 million in the post-push down period.

Protection One Monitoring Segment

The table below presents operating results for Protection One Monitoring for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses. As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the nine month comparisons presented in the following table may not be comparable.

	2006		2005
	Nine Months Ended September 30,		February 9, through September 30,		January 1, through February 8,
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	159,819	91.1%	$135,397	93.3%	$22,564	92.2%
Other	15,675	8.9	9,771	6.7	1,916	7.8
Total revenue	175,494	100.0	145,168	100.0	24,480	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	47,483	27.1	39,604	27.3	6,627	27.1
Other	19,691	11.2	12,243	8.4	2,571	10.5
Total cost of revenue (exclusive of amortization and depreciation shown below)	67,174	38.3	51,847	35.7	9,198	37.6

Selling expense	28,487	16.3	18,220	12.6	3,725	15.2
General and administrative expense	42,302	24.1	35,342	24.3	6,922	28.3
Change of control and debt restructuring costs	-	-	-	-	5,939	24.3
Recapitalization costs	4,452	2.5	-	-	-	-
Amortization of intangibles and depreciation expense	26,689	15.2	27,682	19.1	6,112	24.9
Total operating expenses	101,930	58.1	81,244	56.0	22,698	92.7
Operating income (loss)	$ 6,390	3.6%	$12,077	8.3%	$(7,416)	(30.3)%

2006 Compared to 2005. We had a net increase of 88 customers in the first nine months of 2006 compared to a net decrease of 7,687 customers in the first nine months of 2005. The net increase is primarily due to an increase in our wholesale customer accounts that exceeded our net loss of retail customers. The average customer base for the first nine months of 2006 and 2005 was 694,799 and 695,760, respectively, or a decrease of 961 customers. We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

Further analysis of the change in the Protection One Monitoring account base between the two periods is presented below.

	Nine Months Ended
	2006	2005

Beginning Balance, January 1	694,755	699,603
Customer additions, excluding wholesale	41,021	40,517
Customer losses, excluding wholesale (a)	(47,660)	(53,756)
Change in wholesale customer base and other adjustments (b)	6,727	5,552
Ending Balance, September 30	694,843	691,916

(a)          Customer losses in 2006 is net of reactivation of 840 customers that were affected by Hurricane Katrina and 2005 includes estimated customer losses of 3,354 resulting from Hurricane Katrina.

(b)         2006 includes an adjustment to reflect a loss of 1,025 sites from the conversion of the CMS billing system to Mastermind, the billing system used by Protection One Alarm Monitoring, Inc. The decrease is the result of customers being defined differently in Mastermind. 2005 includes estimated wholesale customer losses of 1,194 resulting from Hurricane Katrina.

Monitoring and related services revenue was not impacted by the push down accounting adjustments and increased approximately 1.2% in the first nine months of 2006 compared to the first nine months of 2005. Average retail RMR for the first nine months of 2006 was $16.3 million compared to $16.1 million for the first nine months of 2005. Although our number of retail customers has decreased, we have replaced the associated lost RMR with the RMR of new customers at a higher rate primarily due to our focus on increasing our commercial business. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $5.1 million in amortization of previously deferred revenue in the first nine months of 2006 and $2.3 million and $0.8 million in amortization of previously deferred revenue for the post-push down and pre-push down periods, respectively. We also experienced a $2.0 million, or 24.6%, increase in outright commercial sales in the first nine months of 2006 compared to the first nine months of 2005. This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue was not impacted by the push down accounting adjustments and increased approximately 2.7% in the first nine months of 2006 compared to the first nine months of 2005. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Cost of monitoring and related services revenue as a percentage of the related revenue increased slightly to 29.7% in the first nine months of 2006 compared to 29.3% and 29.4% for the periods February 9, 2005 through September 30, 2005 and January 1, 2005 through February 8, 2005, respectively.

Cost of other revenue includes $8.3 million in amortization of previously deferred customer acquisition costs for the first nine months of 2006 and $3.6 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively. We also experienced a $1.4 million, or 19.8%, increase in the cost of other revenue related to the increase in outright commercial sales in the first nine months of 2006 compared to the first nine months of 2005. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expenses include $8.5 million in amortization of previously deferred customer acquisition costs in the first nine months of 2006 and $3.8 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively. In general, other selling expenses have increased over 2005 levels primarily due to an increase in the number of commercial salespeople and an increase in selling activities. Selling expenses include employment and related costs, including commission expense, of our sales personnel and their support staff, advertising and marketing expense and other sales department expense.

General and administrative expenses were not impacted by the push down accounting adjustments and increased by less than $0.1 million in the first nine months of 2006 compared to the first nine months of 2005. Share-based compensation, exclusive of those costs reflected as recapitalization costs, of approximately $1.1 million was expensed in the first nine months of 2006 because we adopted SFAS 123R as of January 1, 2006. Expense related to share-based compensation was not required in 2005. The pre-pushdown period includes $0.4 million in retention bonus expense. Excluding the impacts of share-based compensation in 2006 and of the retention bonus expense in the pre-push down period of 2005, general and administrative expenses declined approximately $0.8 million in the first nine months of 2006 compared to the same period in 2005.

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

Network Multifamily Segment

The following table provides information for comparison of the Network Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses. As a result of the push down accounting adjustments described in “—New Basis of Accounting,” above, the nine month comparisons presented in the following table may not be comparable.

In 2005, we consolidated management and other support functions of Network Multifamily with our Protection One Monitoring segment. Approximately forty positions were eliminated, including the President, Senior Vice President-Sales, Senior Vice President-Legal and Vice President-Finance, which contributed to a reduction in general and administrative costs of approximately $2.1 million in the first nine months of 2006 compared to the same period in 2005.

	Nine Months Ended September 30,		February 9, through September 30,		January 1, through February 8,
	2006		2005
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	$25,652	98.8%	$22,746	99.7%	$3,891	95.8%
Other	300	1.2	61	0.3	172	4.2
Total revenue	25,952	100.0	22,807	100.0	4,063	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	5,692	21.9	4,897	21.5	773	19.0
Other	1,097	4.2	466	2.0	743	18.3

Total cost of revenue (exclusive of amortization and depreciation shown below)	6,789	26.1	5,363	23.5	1,516	37.3

Selling expense	1,570	6.1	1,431	6.3	264	6.5
General and administrative expense	5,275	20.3	6,194	27.1	1,182	29.1
Corporate consolidation costs	20	0.1	1,866	8.2	-	-
Amortization of intangibles and depreciation expense	4,837	18.6	4,167	18.3	526	12.9
Total operating expenses	11,702	45.1	13,658	59.9	1,972	48.5
Operating income	$ 7,461	28.8%	$ 3,786	16.6%	$575	14.2%

2006 Compared to 2005. Excluding conversion adjustments described below, we had a net decrease of 11,986 customers in the first nine months of 2006 as compared to a net decrease of 10,508 customers in the first nine months of 2005. The “Conversion adjustments” line item in the table below reflects the impact of the conversion of our billing system to our new technology platform, MAS. Customers are defined differently in the new system and the result is a decrease in the number of customers in the new system. We identified a 1,230 decrease in the number of customers at the time of the conversion in September 2005 and in the second quarter 2006 we identified an additional decrease of 4,593 customers for a total decrease of 5,823 customers from the conversion. Network Multifamily has more contracts reaching the end of the initial contract term in 2006 than it did in 2005 which we believe has resulted in the increase in customer losses in 2006 reflected in the table below. Demand for our services from owners and managers of multifamily properties has been negatively affected by the increasing preference of occupants of multifamily units to subscribe only for cellular telephone services and not for traditional telephone service, which our alarm systems have historically used to transport alarm signals to our monitoring center. We began marketing a new product in the third quarter of 2005 which will allow monitoring of multifamily units without a landline in each unit, which we believe will improve the rate of site additions compared to 2005 and the first nine months of

2006. The average customer base was 309,753 for the first nine months of 2006 compared to 324,641 for the first nine months of 2005. The change in Network Multifamily’s customer base for the period is shown below.

	Nine Months Ended September 30,
	2006	2005

Beginning Balance, January 1,	318,042	330,510
Customer additions	8,972	7,675
Customer losses (a)	(20,958)	(18,183)
Conversion adjustments	(4,593)	(1,230)
Ending Balance	301,463	318,772

(a) Customer losses in 2006 is net of reactivation of 969 customers that were affected by Hurricane Katrina and 2005 includes estimated customer losses of 2,563 resulting from Hurricane Katrina.

Monitoring and related services revenue was not impacted by the push down accounting adjustments and decreased by approximately 3.7% in the first nine months of 2006 compared to the same period in 2005 due to a net loss in the number of customers, as shown above, which was partially offset by contractual price increases. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes approximately $0.1 million in amortization of previously deferred revenue for the nine months ended September 30, 2006 and $61,000 and $0.2 million in amortization of previously deferred revenue for the post-push down and pre-push down periods, respectively. This revenue consists primarily of revenue from the sale of access control systems and amortization of previously deferred revenue associated with the sale of alarm systems.

Cost of monitoring and related services revenue was not impacted by the push down accounting adjustments and in the first nine months of 2006 increased 0.4% compared to the first nine months of 2005. This increase is primarily due to a reduction of the carrying value of service parts inventory of approximately $0.2 million. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, customer service and field operations. Cost of monitoring and related services revenue as a percentage of related revenue was 22.2% in the first nine months of 2006, 21.5% in the post-push down period and 19.9% in the pre-push down period.

Cost of other revenue includes $0.7 million in amortization of previously deferred customer acquisition costs in the first nine months of 2006, and $0.4 million and $0.7 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods, respectively. These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.

Selling expense includes less than $0.1 million in amortization of previously deferred customer acquisition costs for all periods presented. Selling expense is lower in 2006 due to the consolidation efforts completed in 2005. Selling expense includes employment and related costs, including commission expense, of our sales personnel and their support staff, advertising and marketing expense and other sales department expense.

General and administrative expense in the first nine months of 2006 decreased by approximately $2.1 million compared to the same period in 2005 primarily due to the consolidation efforts completed in late 2005, as discussed above.

Corporate consolidation costs include severance and retention bonus expense for selected employees whose responsibilities were consolidated into the parent company. These activities were generally completed in 2005.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Protection One Consolidated

Monitoring and related services revenue, which is not impacted by the push down adjustments, increased approximately $0.7 million or 1.2% in the third quarter of 2006 compared to the third quarter of 2005, reflecting a modest increase in recurring monthly revenue. Cost of monitoring and related services revenue, which is not impacted by the push down adjustments, increased $0.8 million or 4.3% in the third quarter of 2006 compared to the third quarter of 2005, primarily due to an increase in service job costs. See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue. Interest expense for the third quarter of 2006 includes approximately $1.6 million of amortized debt discounts.

Protection One Monitoring Segment

The table below presents operating results for Protection One Monitoring for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses.

	Three months ended September 30,
	2006		2005
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	$53,815	91.0%	$52,766	92.8%
Other	5,293	9.0	4,078	7.2

Total revenue	59,108	100.0	56,844	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	16,525	28.0	15,583	27.4
Other	6,857	11.6	4,851	8.5

Total cost of revenue (exclusive of amortization and depreciation shown below)	23,382	39.6	20,434	35.9

Selling expense	9,948	16.8	7,716	13.6
General and administrative expense	13,621	23.0	13,620	24.0
Amortization of intangibles and depreciation expense	8,473	14.4	10,154	17.8
Total operating expenses	32,042	54.2	31,490	55.4
Operating income	$3,684	6.2%	$4,920	8.7%

2006 Compared to 2005. Excluding conversion adjustments, we had a net decrease of 4,542 customers in the third quarter of 2006 compared to a net decrease of 7,555 customers in the third quarter of 2005. We experienced a slight net decrease in wholesale customers as well as a net decrease in retail customers. The average customer base for the third quarter of 2006 and 2005 was 697,627 and 695,694, respectively, or an increase of 1,933 customers. We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow. The change in Protection One Monitoring’s customer base for the period is shown below.

	Three Months Ended September 30,
	2006	2005

Beginning Balance, July 1	700,410	699,471
Customer additions, excluding wholesale	14,078	14,048
Customer losses, excluding wholesale (a)	(17,395)	(20,854)
Change in wholesale customer base and other adjustments (b)	(1,225)	(749)
Conversion adjustments (c)	(1,025)	-
Ending Balance, September 30	694,843	691,916

(a)          Customer losses in 2006 is net of reactivation of 19 customers that were affected by Hurricane Katrina and 2005 includes estimated customer losses of 3,354 resulting from Hurricane Katrina.

(b)         2005 includes estimated wholesale customer losses of 1,194 resulting from Hurricane Katrina.

(c)          2006 includes an adjustment loss of 1,025 sites from the conversion of the CMS billing system to Mastermind, the billing system used by Protection One Alarm Monitoring, Inc. The decrease was the result of customers being defined differently in Mastermind.

Monitoring and related services revenue increased 2.0% in the third quarter of 2006 compared to the third quarter of 2005, primarily due to an increase in recurring monthly revenue as well as an increase in service job revenue. See “Summary of Other Significant

Matters—Recurring Monthly Revenue,” above for additional information and discussion regarding the increase in recurring monthly revenue. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $2.0 million in amortization of previously deferred revenue for the third quarter of 2006 and $1.1 million in the third quarter of 2005. We also experienced an increase in outright commercial sales in the third quarter of 2006 compared to the third quarter of 2005. This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue increased by approximately 6.0% in the third quarter of 2006 compared to the third quarter of 2005, primarily due to an approximately $0.5 million increase in service job costs, including increased labor, materials and fuel costs. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Cost of monitoring and related services revenue as a percentage of the related revenue in the third quarter of 2006 increased to 30.7% from 29.5% in the third quarter of 2005. See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.

Cost of other revenue includes $3.2 million in amortization of previously deferred customer acquisition costs for the third quarter of 2006 and $1.7 million in the third quarter of 2005. We also experienced an increase in cost of other revenue related to the increase in outright commercial sales in the third quarter of 2006 compared to the third quarter of 2005. These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense includes $3.2 million in amortization of previously deferred customer acquisition costs for the third quarter of 2006 and $1.8 million in the third quarter of 2005. In general, other selling expense has increased over 2005 levels primarily due to an increase in the number of sales managers and supervisors and an increase in sales activities.

General and administrative expense in the third quarter of 2006 was consistent with the third quarter of 2005. Share-based compensation of approximately $0.3 million was expensed in the third quarter because we adopted SFAS 123R as of January 1, 2006. Expense related to share-based compensation was not required in 2005. Excluding the impacts of share-based compensation in 2006, general and administrative expenses declined $0.3 million in the third quarter of 2006 compared to the same period in 2005.

Amortization of intangibles and depreciation expense decreased in the third quarter of 2006 compared to the third quarter of 2005 as a result of some of our assets becoming fully depreciated in the third quarter of 2005. Depreciation on newly acquired assets is less than the depreciation on those assets that have become fully depreciated.

Network Multifamily Segment

The following table provides information for comparison of the Network Multifamily operating results for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.

	For the three months ended September 30,
	2006		2005
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	$8,428	99.0%	$8,753	99.7%
Other	84	1.0	26	0.3
Total revenue	8,512	100.0	8,779	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	1,842	21.6	2,023	23.0
Other	356	4.2	198	2.3

Total cost of revenue (exclusive of amortization and depreciation shown below)	2,198	25.8	2,221	25.3

Selling expense	524	6.1	512	5.8
General and administrative expense	1,819	21.4	2,152	24.5
Consolidation costs	-	-	1,866	21.3
Amortization of intangibles and depreciation expense	1,605	18.9	1,616	18.4
Total operating expenses	3,948	46.4	6,146	70.0
Operating income	$ 2,366	27.8%	$412	4.7%

2006 Compared to 2005. Excluding conversion adjustments, we had a net decrease of 3,549 customers in the third quarter of 2006 compared to a net decrease of 5,621 customers in the third quarter of 2005. Customer losses in 2005 include an estimate of 2,563 customers lost related to damage from Hurricane Katrina. Network Multifamily has more contracts reaching the end of the initial contract term in 2006 than it did in 2005 which we believe has resulted in the increase in customer losses in 2006. The “Conversion adjustments” line item in the table below reflects the impact of the conversion described above. The average customer base was 303,238 for the third quarter of 2006 compared to 322,198 for the third quarter of 2005. The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended September 30,
	2006	2005

Beginning Balance, July 1,	305,012	325,623
Customer additions	5,747	2,629
Customer losses (a)	(9,296)	(8,250)
Conversion adjustments	-	(1,230)
Ending Balance, September 30,	301,463	318,772

(a) Customer losses in 2005 includes estimated customer losses of 2,563 resulting from Hurricane Katrina.

Monitoring and related services revenue decreased 3.7% in the third quarter of 2006 compared to the third quarter of 2005. This decrease is the result of the decline in our customer base. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes approximately $37,000 in amortization of previously deferred revenue for the third quarter of 2006 and approximately $26,000 in the third quarter of 2005. This revenue consists primarily of revenue from the sale of access control systems and amortization of previously deferred revenue associated with the sale of alarm systems.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring, customer service and field operations. These costs decreased approximately 8.9% in the third quarter of 2006 compared to the third quarter of 2005. This decrease is primarily due to a reduction in service expense. Cost of monitoring and related services revenue as a percentage of related revenue was 21.9% in the third quarter of 2006 and 23.1% in the third quarter of 2005.

Cost of other revenue increased by approximately $0.2 million in the third quarter of 2006 compared to the same period of 2005. These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred. The increase is due primarily to an increase in amortization of previously deferred costs of approximately $0.1 million and an increase in supervisory costs on installations of approximately $0.1 million.

Selling expense for the third quarter of 2006 increased 2.3% compared to the third quarter of 2005. Selling expenses include approximately $11,000 in amortization of previously deferred customer acquisition costs for the third quarter of 2006 and approximately $8,600 in the third quarter of 2005.

General and administrative expense in the third quarter of 2006 was 15.5% lower than in 2005 primarily due to the corporate consolidation efforts which began in the third quarter of 2005. During the consolidation efforts, duplicate corporate functions were eliminated.

Amortization of intangibles and depreciation expense for the third quarter of 2006 decreased slightly (less than 1%) compared to the third quarter of 2005.

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and for interest payments. On April 26, 2006, we entered into an amended and restated bank credit agreement increasing our outstanding term loan borrowings under the Bank Credit Facility by approximately $66.8 million to $300.0 million. See “Material Commitments” below for further discussion relating to the increased borrowing and dividend payment. The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for a base rate borrowing and 2.5% for a Eurodollar borrowing. The Bank Credit Facility continues to include a $25.0 million revolving credit facility, of which approximately $22.9 million remains available as of November 10, 2006 after reducing total availability by approximately $2.1 million for an outstanding letter of credit. We intend to use any other proceeds from borrowings under the Bank Credit Facility, from time to time, for working capital and general corporate purposes. The revolving credit facility matures in 2010 and the term loan matures in 2012, subject to earlier maturity if we do not refinance our 8 1/8% senior subordinated notes due 2009 before July 2008.

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

Operating Cash Flows for the Nine Months Ended September 30, 2006. Our operations provided cash of $31.9 million, $25.9 million and $3.7 million in cash flow for the first nine months of 2006 and for the periods February 9, 2005 through September 30, 2005 and January 1, 2005 through February 8, 2005, respectively. Cash provided by operations for the period February 9, 2005 through September 30, 2005 was reduced by payments for costs related to the change of control and restructuring efforts.

Investing Cash Flows for the Nine Months Ended September 30, 2006. We used a net $25.2 million, $15.6 million and $2.5 million for our investing activities for the first nine months of 2006 and in the periods February 9, 2005 through September 30, 2005 and January 1, 2005 through February 8, 2005, respectively. We invested a net $22.5 million in cash to install and acquire new accounts (including rental equipment), $2.8 million to acquire fixed assets, increased our restricted cash by $0.2 million for additional surety bonding requirements and we received $0.3 million from the disposition of assets in the first nine months of 2006. We invested a net $16.5 million in cash to install and acquire new accounts, invested $3.2 million to acquire fixed assets, increased restricted cash by $1.2 million and we received an aggregate of $5.3 million from the disposition of marketable securities and other assets and from the redemption of preferred stock in the period February 9, 2005 through September 30, 2005. We invested a net $2.2 million in cash to install and acquire new accounts and $0.3 million to acquire fixed assets in the period January 1, 2005 through February 8, 2005.

Financing Cash Flows for the Nine Months Ended September 30, 2006. Financing activities used a net $6.1 million and $49.5 million in the first nine months of 2006 and the period February 9, 2005 through September 30, 2005, respectively. In the first nine months of 2006, we received $66.8 in additional borrowings, paid $0.3 million for debt issuance costs, paid $2.1 million for the reduction of long term debt and distributed $70.5 million to shareholders. In the period February 9, 2005 through September 30, 2005, we used $293.1 million to retire debt, $7.2 million for debt and stock issuance costs and $0.9 million for interest rate caps. We received $250.0 million for the new bank credit facility and $1.8 million in proceeds from the sale of common stock in the period February 9, 2005 through September 30, 2005.

Material Commitments. Our contractual cash obligations are disclosed in our annual report on Form 10-K for the year ended December 31, 2005, as amended. Significant changes in these commitments are described below. We have future, material, long-term commitments, which, as of September 30, 2006, included $298.5 million related to the Bank Credit Facility and $110.3 million related to the 8 1/8% senior subordinated notes due 2009. The Bank Credit Facility was increased to $300.0 million on April 26, 2006 as discussed below.

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

At September 30, 2006, we were in compliance with the financial covenants and other maintenance tests for our bank credit facility but we did not meet the interest coverage ratio incurrence test under our 8 1/8% senior subordinated notes indenture relating to our ability to incur additional ratio indebtedness. Although continued failure to meet the interest ratio coverage test would result in restrictions on our ability to incur additional ratio indebtedness, we may borrow additional funds under other permitted indebtedness provisions of the indenture, which borrowings are currently expected to provide sufficient liquidity for our operations.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations. See the discussion above regarding the dividend paid on May 12, 2006.

Off-Balance Sheet Arrangements. We had no off-balance sheet transactions or commitments as of or for the nine months ended September 30, 2006, other than as disclosed above.

Credit Ratings. Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities. In conjunction with the additional financing from the amended and restated Bank Credit Facility, these rating agencies reevaluated our debt securities and both determined that their ratings of our debt would remain unchanged upon completion of the additional financing and subsequent distribution. As of November 10, 2006, our debt instruments were rated as follows:

	Bank Credit Facility	8 1/8% Senior Subordinated Notes Due 2009	Outlook
S & P	B+	B-	Negative
Moody’s	B1	Caa1	Stable

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to downgrades, which make debt financing more costly and more difficult to obtain.

Capital Expenditures. Assuming we have available funds, net capital expenditures for 2006 (inclusive of amounts spent through September 30, 2006) and 2007 are expected to be approximately $35.7 million and $38.9 million, respectively, of which approximately $31.1 million and $32.3 million, respectively, would be used for net customer acquisition costs, with the balance to be used for fixed assets. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Tax Matters. We generally do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Bank Credit Facility is a variable rate debt instrument, and as of November 10, 2006, we had borrowings of $298.5 million outstanding. Interest rate caps purchased in the second quarter of 2005 cap LIBOR (i) for three years at 5.0% on a $75 million tranche of borrowings and (ii) for five years at 6% on a separate $75 million tranche. Depending on the level of LIBOR, a 100 basis point change in the debt benchmark rate would affect pretax income as indicated in the table below.

LIBOR	Increase in pretax income due to 100bp decrease in interest rates	Decrease in pretax income due to 100bp increase in interest rates
	(dollars in millions)
Below 4.0%	$3.0	$(3.0)
4.5%	$3.0	$(2.6)
5.0%	$3.0	$(2.2)
5.5%	$2.6	$(1.9)
6.0%	$2.2	$(1.5)

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of September 30, 2006, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures  (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the third fiscal quarter ended September 30, 2006, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2006	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

	By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President,
Chief Financial Officer and duly authorized
officer