Form 10-K
period 2006-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2007-03-16
CIK 916230, 916310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes ☐   No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,328,033 based on the closing sale price as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2007
Common Stock, $0.01 par value per share	18,239,953 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Information Statement for the Annual Meeting of Stockholders to be held on or before July 15, 2007 (Information Statement)	Part I, II, III and IV

PART 1

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. These forward-looking statements generally can be identified by, among other things, the use of forward-looking language such as the words “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “may,” “will,” “would,” “should,” “could,” “seeks,” “plans,” “intends,” or other words of similar import or their negatives. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Certain factors that could cause actual results to differ include:  our history of losses, which are likely to continue; principal and interest payment requirements of our indebtedness; competition, including competition from companies that are larger than we are and have greater resources than we do; losses of our customers over time and difficulty acquiring new customers, changes in technology that may make our services less attractive or obsolete or require significant expenditures to upgrade; the development of new services or service innovations by our competitors; potential liability for failure to respond adequately to alarm activations; changes in management; the potential for environmental or man-made catastrophes in areas of high customer concentration; changes in conditions affecting the economy or security alarm monitoring service providers generally; and changes in federal, state or local government or other regulations or standards affecting our operations. New factors emerge from time to time, and it is not possible for us to predict all of such factors or the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

See also Item 1A, “Risk Factors” for a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements.

INTRODUCTION

Unless the context otherwise indicates, all references in this report to the “Company,” “Protection One,” “we,” “us” or “our” or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. and Protection One Alarm Monitoring’s wholly owned subsidiaries, and accordingly, there are no separate financial statements for Protection One Alarm Monitoring, Inc. Protection One, Inc. and Protection One Alarm Monitoring are Delaware corporations organized in September 1991.

On December 20, 2006, Protection One, Inc. entered into an Agreement and Plan of Merger with Integrated Alarm Services Group, Inc. (“IASG”) and Tara Acquisition Corp., a wholly owned subsidiary of Protection One, Inc. (the “Merger Agreement”) pursuant to which we will acquire IASG (the “Merger”). Upon completion of the Merger, which is expected to close during the second quarter of 2007, holders of IASG common stock will receive 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held. Cash will be paid in lieu of fractional shares. We are currently awaiting IASG stockholder approval of the Merger.

As a result of Quadrangle’s increased ownership interest from the February 8, 2005 debt-for-equity exchange, we have “pushed down” Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. Due to the impact of the changes resulting from the push down accounting adjustments, the statement of operations and the statement of cash flows data for 2005 is separated into two periods:  (1) the period prior to the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the change in majority owner of the company in February 2004 and the new basis of accounting adopted in February 2005.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Form 10-K have not occurred.

ITEM 1.                BUSINESS

Overview

We are a leading national provider of security alarm monitoring services, providing installation, maintenance and electronic monitoring of alarm systems to single-family residential, commercial, multifamily and wholesale customers. We monitor signals originating from alarm systems designed to detect burglary, fire, medical, hold-up and environmental conditions, and from access control and closed-circuit-television (CCTV) systems. Most of our monitoring services and a large portion of the maintenance services we provide our customers are governed by multi-year contracts with automatic renewal provisions that provide us with recurring monthly revenue, or RMR. As of December 31, 2006 we had approximately one million customers. Based on information provided by a leading industry publication, we are the third largest provider of electronic security monitoring services in the United States based on RMR.

Our business consists of two segments, Protection One Monitoring and Network Multifamily. Protection One Monitoring primarily provides residential and commercial electronic security system installation and alarm monitoring services directly to homeowners and businesses. Protection One Monitoring also provides wholesale alarm monitoring services to independent alarm companies. Network Multifamily provides electronic security system installation and alarm monitoring services to owners and managers of apartments, condominiums and other multifamily dwellings. We market our services to customers within these segments through separate internal sales and installation branch networks. Our monitoring and related services revenue for the year ended December 31, 2006 and our customer base composition at December 31, 2006 were as follows:

	Percentage of Total
Market	Monitoring and Related Services Revenue	Sites
Single family and commercial	81.7%	51.0%
Wholesale	4.6	19.5
Protection One Monitoring Total	86.3%	70.5%
Network Multifamily Total	13.7	29.5
Total	100.0%	100.0%

For the year ended December 31, 2006, we generated consolidated revenue of $270.6 million. Protection One Monitoring accounted for 87.3% of consolidated revenue, or $236.2 million, while Network Multifamily accounted for 12.7% of consolidated revenue, or $34.4 million. Financial information for the past three years for each of our business segments is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and in Item 8, Note 14  “Segment Reporting,” and is incorporated herein by reference.

Protection One Monitoring

Protection One Monitoring provides installation, maintenance and monitoring of electronic security systems to single-family residential and commercial customers (our retail customers), and alarm monitoring services to independent alarm companies (our wholesale customers). Protection One Monitoring serves approximately 507,000 retail customers with no single customer comprising more than 1% of our total consolidated revenue. Protection One Monitoring serves retail customers from 66 field locations and three centralized monitoring centers.

Our new retail customers are generated organically through our internal sales force. Our reliance on an internal sales force enables us to control the sales process from inception and to manage the level of customer care afforded.

Our wholesale business serves approximately 800 independent alarm monitoring companies representing approximately 194,000 customers. Typically, we act as the sole provider of monitoring services to independent monitoring companies. For the year ended December 31, 2006, our wholesale business accounted for 4.2% of our consolidated revenue.

Network Multifamily

Network Multifamily provides alarm monitoring services to owners and managers of apartments, condominiums and other multifamily dwellings. We believe Network Multifamily is the leading national provider of alarm monitoring services to the multifamily sector with approximately 293,000 units in 600 cities.

Sources of Revenue

For both Protection One Monitoring and Network Multifamily, revenue is primarily generated from providing monitoring services. For the year ended December 31, 2006, revenue generated from monitoring and related services accounted for 91.4% of our total revenue.

Monitoring revenue is generated based on contracts that we enter into with our residential, commercial and multifamily customers. The typical initial contract term for residential and commercial customers is three to five years, and for multifamily customers is five to ten years, with automatic renewal provisions where permitted. We generate incremental contractual recurring revenue from nearly all of our residential and commercial customers by providing additional services, such as maintenance.

For the year ended December 31, 2006, other revenue, derived principally from the sale of electronic security systems, contributed 8.6% of our total revenue. Electronic security systems typically are provided at a loss in connection with generating new contracts for recurring monitoring services.

Recent Developments

On December 20, 2006, Protection One, Inc. entered into the Merger Agreement pursuant to which we will acquire IASG in the Merger. Upon completion of the Merger, which is expected to close during the second quarter of 2007, holders of IASG common stock will receive 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held. Cash will be paid in lieu of fractional shares.

A special meeting of stockholders of IASG will be held on March 27, 2007 for the purpose of voting on the Merger. If approved, IASG will become a wholly owned subsidiary of Protection One, Inc. upon consummation of the Merger.

On February 22, 2007, we commenced an offer to exchange up to $125,000,000 of the outstanding 12% Senior Secured Notes due 2011 of IASG (the “Old Notes”) for newly issued 12% Senior Secured Notes due 2011 of Protection One Alarm Monitoring, Inc. (the “New Notes”) (the “Exchange Offer”). The

Exchange Offer is subject to the fulfillment of certain conditions, including the consummation of the Merger.

Industry and Competition

According to an industry publication, the market for electronic security system sales, leasing, installation, monitoring and service totaled approximately $27 billion in 2005. Over the past ten years, the industry has grown at an estimated compounded annual rate of 8.5%. Factors driving this growth include heightened security awareness, demographic changes, an increase in dual income households, as well as improved capital spending dynamics for businesses.

According to the same industry publication, the industry is comprised of more than 14,000 small and mid-sized, regional participants, the vast majority of who generate annual revenue of less than $500,000. We believe our primary competitors with national scope include the following:

•       ADT Security Services, Inc., a subsidiary of Tyco International, Ltd:

•       Brinks Home Security, a subsidiary of The Brink’s Company;

•       Monitronics International, Inc.; and

•       Stanley Convergent Security Solutions, a subsidiary of The Stanley Works.

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

Centralized Monitoring, Customer Service and Enhanced Services

Customer Security Alarm Systems

Security alarm systems include many different types of devices installed at customers’ premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. These devices are connected to a computerized control panel that communicates through wire line and/or wireless phone lines to one of our monitoring facilities. In most systems, control panels can identify the nature of the alarm and the areas within the building where the sensor was activated and can transmit that information to one of our central monitoring stations.

Customer Contracts

Our existing alarm monitoring customer contracts generally have initial terms ranging from three to ten years in duration, and, in most states, provide for automatic renewals for a fixed period (typically one year) unless we or the customer elect to cancel the contract at the end of its term. Since 2002, most new single-family residential customers have entered into contracts with an initial term of three years, and most new commercial customers have entered into contracts with an initial term of five years. Network Multifamily contracts have initial terms that range from five to ten years. Typically, customers sign alarm monitoring contracts that include a bundled monthly charge for monitoring and extended service protection, which covers the costs of normal repairs of the security system. Customers may elect to sign an alarm monitoring contract providing for a reduced monthly charge that excludes extended service protection. A significant percentage of new residential and commercial customers also elect to include line security based on cellular technology in their service bundle.

Primary Monitoring Facilities

We provide monitoring services to our customer base from three monitoring facilities. The table below provides additional detail about our monitoring facilities:

Location	Approximate Number of Customers Monitored	Primary Markets
Irving, TX	348,000	Multifamily/Commercial/Residential
Longwood, FL	182,000	Wholesale/Residential
Wichita, KS	464,000	Residential/Commercial/Wholesale

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

All of our primary monitoring facilities are listed by Underwriters Laboratories, Inc. or UL, as protective signaling services stations. UL specifications for monitoring facilities include building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires the security and life safety alarms for certain buildings be monitored by UL listed facilities. In addition, such listing is required by certain commercial customers’ insurance companies as a condition to insurance coverage.

Backup Monitoring Facility

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

Wholesale Monitoring

Through our Longwood and Wichita monitoring facilities, we provide wholesale monitoring services to independent alarm companies. Under the typical arrangement, alarm companies subcontract monitoring services to us, primarily because they cannot cost-effectively provide their own monitoring service. We may also provide billing and other services. These independent alarm companies retain ownership of the monitoring contracts and are responsible for every other aspect of the relationship with customers, including field repair service.

Customer Care Services

Customer care personnel answer non-emergency telephone calls typically regarding services, billing and alarm activation issues. Most business hours customer care functions for our Protection One Monitoring retail customers are handled by our branches. During business hours, monitoring facility personnel receive inbound customer calls forwarded from branches when the latter are unable to answer within a specified number of rings. After regular business hours, all customer calls are forwarded to our monitoring facilities.

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

Enhanced Services

As a means of increasing revenue and enhancing customer satisfaction, we offer retail and wholesale customers an array of enhanced security services, including extended service protection, supervised monitoring services and telephone line security based on wireless technology. These services position us as a full service provider and give our sales representatives more features to sell in their solicitation of new customers. Enhanced services include:

•       Extended Service Protection, which covers the costs of normal repairs of the security system during regular business hours.

•       Supervised Monitoring Service, which allows the alarm system to send various types of signals containing information on the use of the system, such as which users armed or disarmed the system and at what time of day. This information is supplied to customers for use in connection with the management of their households or businesses. Supervised monitoring service can also include a daily automatic test feature.

•       Wireless Back-Up, which permits the alarm system to send signals over a cellular telephone or dedicated radio system in the event that regular telephone service is interrupted.

•       Video Verification and Management, which allows remote activity verification at customer sites via live or recorded video. This is often used to verify alarm events or to provide a reliable and economic alternative to physical security.

•       Inspection Service, which provides our customers with periodic verification of their fire alarm system to ensure the system is functioning as designed and in accordance with the requirements of the local fire jurisdiction.

•       Web Control and Notification, which provides our customers an array of tools to manage their alarm, video or access control systems, including options for electronic notification.

Branch Operations

We maintain approximately 66 field locations in the United States from which we provide some or all of the following services:  field repair, customer care, alarm response and sales services. Our nationwide network of branches operates in some of the largest cities in the United States and plays a critical role in enhancing customer satisfaction, reducing customer loss and building brand awareness. Repair services generate revenue primarily through billable field service calls and recurring payments under our extended service protection program. By focusing growth in targeted areas, we hope to increase the density of our customer base, which will permit more effective scheduling and routing of field service technicians and will create economies of scale.

Sales and Marketing

Our current customer acquisition strategy for our Protection One Monitoring retail segment relies primarily on internally generated sales. Our internal sales program for our Protection One Monitoring segment was started in February 2000 on a commission-only basis with a goal of creating accounts at a cost lower than our external programs. This program utilizes our existing branch infrastructure. The internal sales program for our Protection One Monitoring segment generated $2.1 million, $1.9 million and $1.7 million of new RMR in 2006, 2005 and 2004, respectively. We operate a dedicated telesales center from which we respond to questions that customers or potential customers have about our services, support a marketing alliance with BellSouth Corporation (BellSouth) (now part of AT&T) and provide quality control follow-up calls to customers for whom we recently provided installation or maintenance services.

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in the nine-state BellSouth region of the southeastern United States. BellSouth provides us with information about new owners of single-family residences and businesses in its territory and of transfers of existing BellSouth customers within its territory. We follow up on the information to create leads for our sales force. We pay BellSouth an upfront royalty for each new contract and a recurring royalty based on a percentage of recurring charges. Approximately one-fourth of our new accounts created in 2006 and 2005 and one-fifth of our new accounts created in 2004 were produced from this arrangement. The marketing alliance agreement may be terminated by either party upon 180 days notice or earlier upon occurrence of certain events.

Our retail sales professionals are responsible for identifying new prospects and closing new sales of monitoring systems and services. The sales force also generates revenue from selling equipment upgrades and add-ons to existing customers and by competing for those customers who are terminating their relationships with our competitors.

Our Network Multifamily segment utilizes a salaried and commissioned sales force to produce new accounts. Network Multifamily markets its services and products primarily to developers, owners and managers of apartment complexes and other multifamily dwellings. Network Multifamily sales and marketing activities consist of national and regional advertising, nationwide professional field sales efforts, prospective acquisition marketing efforts and professional industry-related association affiliations. Services are sold directly to the property owner, and payment is based on a monthly price on a per-unit basis. Ongoing service for the duration of the lease includes providing equipment, maintenance, 24-hour monitoring from our central monitoring station, customer service and individual market support. Property owner contracts generally have initial terms ranging from five to ten years in duration and provide for automatic renewal for a fixed period (typically five years) unless Network Multifamily or the customer elects to cancel the contract at the end of its term.

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

Our operations are subject to a variety of other laws, regulations, and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of our business.

The alarm industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of customer served, the type of security service provided, and the requirements of applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

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

Our alarm monitoring business utilizes wire line and wireless telephone lines, radio frequencies, and broadband data circuits to transmit alarm signals. The cost of telephone lines and the type of equipment which may be used in telephone line transmissions are currently regulated by both federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of radio frequencies.

Risk Management

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses. Substantially all of our alarm monitoring agreements and other agreements, pursuant to which we sell our products and services, contain provisions limiting liability to customers in an attempt to reduce this risk.

We carry insurance of various types, including general liability and professional liability insurance in amounts management considers adequate and customary for our industry and business. Our loss experience, and the loss experiences of other security service companies, may affect the availability and cost of such insurance. Some of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence.

Employees

At December 31, 2006 we had approximately 2,500 full and part time employees. Our workforce is not unionized.

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

Quadrangle owns approximately 97.1% of our outstanding common stock as of March 10, 2007. Pursuant to a stockholder agreement with Quadrangle and subject to Quadrangle maintaining a certain threshold of ownership in us, Quadrangle will be able to direct the election of three of our directors and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, appointment of our officers, our acquisition or disposition of material assets and our incurrence of indebtedness. Similarly, Quadrangle will continue to have the power to determine matters submitted to a vote of our stockholders without the consent of other stockholders and to take other actions that might be favorable to Quadrangle, whether or not these actions would be favorable to us or to our stockholders in general. Following the Merger, Quadrangle will continue to own a majority of the combined company’s stock and will be able to control the election of a majority of the combined company’s board of directors.

We have a history of losses, which are likely to continue.

We incurred net losses of $17.4 million for the year ended December 31, 2006, $15.6 million for the period February 9, 2005 through December 31, 2005, $11.4 million for the period January 1, 2005 through

February 8, 2005, and $323.9 million for the year ended December 31, 2004. These losses reflect the following, among other factors:

•       our customer base has declined every year since 1999 and our revenue declined every year from 1999 to 2005 with only a slight increase in 2006;

•       substantial charges incurred by us for amortization of customer accounts;

•       interest incurred on indebtedness;

•       expansion of our internal sales and installation efforts;

•       recapitalization costs in 2006, change in control, debt restructuring and corporate consolidation costs in 2005 and 2004;

•       a write down of remaining deferred tax assets in 2004; and

•       other charges required to manage operations.

We will continue to incur a substantial amount of interest expense and amortization of customer accounts and we do not expect to attain profitability in the near future.

Our substantial indebtedness could adversely affect our financial condition.

We have, and will continue to have, a significant amount of indebtedness. As of March 10, 2007, the face value of our total indebtedness, including capital leases, was approximately $410.8 million. In addition, we will incur additional indebtedness in connection with the Merger, primarily related to the issuance of up to $125.0 million in New Notes in connection with the Exchange offer.  Our level of indebtedness could have important consequences. For example, it could:

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

Our senior credit facility and the indenture governing our 8.125% senior subordinated notes (the “Senior Subordinated Notes Indenture”) contain covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. Our senior credit facility and the Senior Subordinated Notes Indenture restrict, among other things, our ability to:

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

Any breach of the covenants in our senior credit facility or in the Senior Subordinated Notes Indenture could cause a default under such instruments. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our senior credit facility, the lenders under our senior credit facility could institute foreclosure proceedings against the assets securing borrowings under our senior credit facility.

If we are unable to repay or refinance our 8.125% senior subordinated notes prior to July 2008, our outstanding indebtedness under our senior credit facility will become due and payable.

The revolving credit facility and term loan under our senior credit facility are subject to early maturity if we do not repay or refinance our 8.125% senior subordinated notes on or before June 30, 2008. We do not expect our business to generate cash flow from operations in an amount sufficient to enable us to repay our 8.125% senior subordinated notes, so we believe that we will need to refinance all such indebtedness. We may not, however, be able to refinance our 8.125% senior subordinated notes within the limitations set forth in the senior credit facility on favorable terms or at all. If we do not refinance our 8.125% senior subordinated notes on or before June 30, 2008, the aggregate amount outstanding under the revolving credit facility and term loan will become immediately due and payable. If we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our senior credit facility, the lenders under our senior credit facility could institute foreclosure proceedings against the assets securing borrowings under the senior credit facility.

We rely on technology that may become obsolete, which could require significant capital expenditures.

Our monitoring services depend upon the technology (hardware and software) of security alarm systems. In order to maintain our customer base that currently uses security alarm components that are or could become obsolete, we will likely be required to upgrade or implement new technologies that could require significant capital expenditures. We may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business.

The failure to successfully integrate IASG’s business and operations in the expected time frame may adversely affect the combined company’s future results.

The success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the businesses of Protection One and IASG. However, to realize these anticipated benefits, the businesses of Protection One and IASG must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

Protection One and IASG have operated and, until the completion of the Merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect the combined company’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the combined company.

Shifts in our current and future customers’ selection of telecommunications services could increase customer attrition and could adversely impact our earnings and cash flow.

Certain elements of our operating model rely on our customers’ selection and continued use of traditional, land-line telecommunications services, which we use to communicate with our monitoring operations. In recent years, many customers in our Network Multifamily segment have shown a preference for subscribing only to cellular technology and have discontinued use of land-line telephone services. In order to continue to service existing customers who cancel their land-line telecommunications services and service new customers who do not subscribe to land-line telecommunications services, customers must upgrade to alternative and typically more expensive wireless or internet based technologies. Continued shifts in customers’ preferences regarding telecommunications services could continue to adversely impact attrition and our earnings and cash flow.

We face increasing competition and pricing pressure from other companies in our industry and if we are unable to compete effectively with these companies, our sales and profitability could be adversely affected.

We compete with a number of major domestic security monitoring services companies, as well as a large number of smaller, regional competitors. Due in part to this fierce competition, we have experienced high rates of customer attrition and have been subjected to continual and significant pricing pressures. Some of our competitors, either alone or in conjunction with their respective parent corporate groups, are larger than we are and have greater financial resources, sales, marketing or operational capabilities or brand recognition that we do. In addition, the innovative nature of our markets may attract new entrants to the field. We may not be able to compete successfully with the services of other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results.

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

We may experience the loss of newly acquired or created accounts to the extent we do not integrate or adequately service those accounts. Because some acquired accounts are prepaid on an annual, semiannual or quarterly basis, customer loss may not become evident for some time after an acquisition is consummated. During 2006, we experienced a net loss of 18,785 customers, or a 1.9% decrease in our customer base from January 1, 2006. While our attrition rates have stabilized in our Protection One Monitoring segment, we continue to lose customers at a rate faster than our rate of adding customers. However, due to price increases, other adjustments and our increasing focus on adding commercial accounts with higher average RMR, our monitoring and related services revenue increased slightly (less than 1%) in 2006 compared to 2005. The net loss of customers was the primary cause for the decline in monitoring related services revenue of $1.6 million in 2005. We expect account losses to exceed additions until the efforts we are making to acquire new accounts and further reduce our rate of attrition become more successful than they have been to date. Net losses of customer accounts materially and adversely affect our business, financial condition and results of operations.

Our customer acquisition strategies may not be successful, which would adversely affect our business.

The customer account acquisition strategy we are now employing relies primarily on our internal sales force and forming marketing alliances. We have changed our acquisition strategy several times over the past few years attempting to decrease the cost of adding customers and to decrease the rate of attrition from new accounts. While our present strategy resulted in some improvements in 2006 and 2005, this strategy may not be successful in the future. If the strategy is not successful, our customer base could continue to decline. If successful, selling costs related to this strategy will increase our expenses and uses of cash. Failure to replace customers lost through attrition or increased cash needs to replace those customers could have a material adverse effect on our business, financial condition, results of operations and ability to service debt obligations.

We rely on a marketing alliance for the generation of many new accounts.

We have established a marketing relationship to offer monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in the southeastern United States. Approximately 25% of our new accounts created in each of 2006 and 2005 and 20% of our new accounts created in 2004 were produced from this arrangement. Termination of this arrangement could have a short term material adverse effect on our ability to generate new customers in this territory.

Increased adoption of “false alarm” ordinances by local governments may adversely affect our business.

An increasing number of local governmental authorities have adopted, or are considering the adoption of, laws, regulations or policies aimed at reducing the perceived costs to municipalities of responding to false alarm signals. Such measures could include:

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

Due to a concentration of accounts in California, Florida and Texas, we are susceptible to environmental incidents that may negatively impact our results of operations.

Almost 45% of our recurring monthly revenue is derived from customers located in California, Florida and Texas. A major earthquake, hurricane or other environmental disaster in an area of high account concentration could disrupt our ability to serve those customers or render those customers uninterested in continuing to retain us to provide alarm monitoring services.

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

The loss of our Underwriter Laboratories listing could negatively impact our competitive position.

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

The number of PSTN lines provided by incumbent local exchange carriers have been and are expected to continue decreasing. While we offer alarm systems that can communicate signals to our central stations using various wireless and/or Internet-based communication technologies, such solutions are presently more expensive than traditional PSTN-based alarm communicators. Higher costs might reduce the market for new customers of alarm monitoring services, and the trend away from PSTN lines to alternatives may mean more existing customers will cancel service with us. In addition, such shifts to newer communications technologies may increase our costs for personnel training.

We are dependent upon our experienced senior management, who would be difficult to replace.

The success of our business is largely dependent upon the active participation of our executive officers, who have extensive experience in the industry. As a result, we have entered into employment agreements with each of our executive officers. The loss of service of one or more of such officers for any reason may have an adverse effect on our business.

We have incurred and will continue to incur increased costs as a result of securities laws and regulations relating to corporate governance matters and public disclosures.

The Sarbanes-Oxley Act of 2002 and the SEC rules implementing that Act have required changes in some of our corporate governance practices and may require further changes. These rules and regulations have increased our legal and financial compliance costs and have made some activities more difficult, time-consuming or costly. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors and qualified members of our management team.

We are taking steps to comply with the laws and regulations in accordance with the deadlines by which compliance is required, however, our estimate of the amount or timing of additional costs that we may incur to respond by these deadlines may not be accurate. Furthermore, we cannot ensure successful outcomes from the review to be performed in connection with the provisions of Section 404 of the Act regarding management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the auditor’s attestation to and report on both management’s assessment and the effectiveness of the Company’s internal control over financial reporting.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments as of March 10, 2007.

ITEM 2.                PROPERTIES

We maintain our executive offices at 1035 N. 3rd Street, Suite 101, Lawrence, Kansas 66044. We operate primarily from the following facilities, although we also lease office space for our approximately 66 field locations.

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

ITEM 3.                LEGAL PROCEEDINGS

Information on our legal proceedings is set forth in Item 8, Note 9 “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to Protection One’s stockholders during the fourth quarter of 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

The table below sets forth for each of the calendar quarters indicated the high and low sales prices per share of our common stock, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On February 8, 2005 we effectuated a one-share-for-fifty shares reverse stock split. On February 9, 2005 our common stock symbol changed from “POIX” to “PONN.”

	High(a)	Low(a)
2005:
First Quarter	$28.50	$13.50
Second Quarter	28.75	18.05
Third Quarter	18.10	13.85
Fourth Quarter	17.95	15.80
2006:
First Quarter	$18.00	$17.00
Second Quarter	27.00	14.50
Third Quarter	15.08	12.10
Fourth Quarter	13.15	11.50

(a)           Stock prices presented give effect to the one-share-for-fifty shares reverse stock split on February 8, 2005.

Dividend Information

On May 12, 2006, we paid a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of our common stock on May 8, 2006, including Quadrangle, which owned approximately 97.1% of the outstanding shares of our common stock at that date. Our board of directors also approved a cash payment of $4.5 million or $2.89 for each vested and unvested option awarded in February 2005 under the 2004 Stock Option Plan, including to members of senior management. This payment is referred to as the “compensatory make-whole payment.”  Approximately $3.2 million of the compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006 and is reflected as recapitalization costs in the Consolidated Statement of Operations and Comprehensive Loss. Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital. In addition, the exercise price of each vested and unvested option was reduced by $0.98. Our board of directors decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend decreased the value of the equity interests of holders of options, as these holders were not otherwise entitled to receive the dividend. Accordingly, our board of directors awarded the same amount to the option holders, on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.

We did not declare or pay any dividends for the year ending December 31, 2005.

The Senior Subordinated Notes Indenture and our senior credit facility restrict Protection One Alarm Monitoring’s ability to pay dividends or to make other distributions to its corporate parent. Consequently, these agreements restrict our ability to declare or pay any dividend on, or make any other distribution in respect of, our capital stock unless we satisfy the financial and other tests set forth in such agreements.

Number of Stockholders

As of March 10, 2007, there were approximately 831 stockholders of record who held shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by the item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is set forth under that heading in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

Performance Graph

The following chart compares the cumulative total stockholder returns on the Common Stock since December 31, 2001 to (1) the cumulative total returns over the same period of the Russell MicroCap index; and (2) the group of companies selected as our peers at the current time. The peer group is comprised of Brinks, Integrated Alarm Services Group, Inc. and Lifeline Systems, Inc. The annual returns for the Peer Group indices are weighted based on the capitalization of each company within the peer group at the beginning of each period for which a return is indicated. The chart assumes the value of the investment in the Common Stock and each index was $100 at December 31, 2001 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Protection One, Inc., The Russell MicroCap Index
And A Peer Group

*                    $100 Invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.                SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes to the financial statements of Protection One, which can be found in Item 8. Due to the impact of the changes resulting from the push down accounting adjustments described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Activities—New Basis of Accounting in 2005” below, the statement of operations data and cash flow data presentations for 2005 separate our results into two periods:  (1) the period prior to the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. All amounts are in thousands, except per share and customer data, unless otherwise noted.

	SELECTED CONSOLIDATED FINANCIAL DATA
		February 9	January 1
	Year Ended	through	through	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	February 8,	December 31,	December 31,	December 31,
	2006	2005(a)	2005	2004	2003	2002
	(dollar amounts in thousands)
Statements of operations data
Revenue	$270,552	$234,481	$28,543	$269,259	$277,085	$290,580
Cost of revenue	101,387	81,059	10,714	101,579	102,205	113,158
Selling, general and administrative expenses	103,916	86,014	12,093	104,872	109,261	112,984
Change in control, restructuring, recapitalization and corporate consolidation costs	4,472	2,339	5,939	24,382	—	—
Amortization of intangibles and depreciation expense	41,667	43,742	6,638	78,455	80,252	82,440
Other charges:
Loss on impairment of customer accounts(c)	—	—	—	—	—	338,104
Loss on impairment of goodwill(c)	—	—	—	—	—	103,937
Operating income (loss)	19,110	21,327	(6,841)	(40,029)	(14,633)	(460,043)
Interest expense, net	(35,900)	(30,634)	(4,544)	(44,398)	(40,101)	(43,023)
Gain (loss) on retirement of debt	—	(6,657)	—	(47)	—	19,337
Other income	52	688	15	147	2,829	602
Loss from continuing operations before income taxes	(16,738)	(15,276)	(11,370)	(84,327)	(51,905)	(483,127)
Income tax benefit (expense)(d)	(667)	(312)	(35)	(239,579)	17,494	148,852
Loss from continuing operations before accounting change	(17,405)	(15,588)	(11,405)	(323,906)	(34,411)	(334,275)
Loss from discontinued operations, net of taxes	—	—	—	—	—	(2,967)
Cumulative effect of accounting change, net of taxes
Continuing operations(c)	—	—	—	—	—	(541,330)
Discontinued operations(c)	—	—	—	—	—	(2,283)
Net loss	$(17,405)	$(15,588)	$(11,405)	$(323,906)	$(34,411)	$(880,855)
Net loss from continuing operations before accounting changes per share of common stock(b)	$(0.95)	$(0.86)	$(5.80)	$(164.78)	$(17.53)	$(170.46)
Weighted average number of shares of common stock outstanding(b)	18,233,221	18,198,571	1,965,654	1,965,654	1,962,587	1,961,424
Consolidated balance sheet data
Working capital deficit	$(4,990)	$(5,067)		$(372,560)	$(148,957)	$(12,071)
Customer accounts, net(a)	$200,371	$232,875		$176,155	$244,744	$312,785
Goodwill, net(a)	$12,160	$12,160		$41,847	$41,847	$41,847
Total assets(a)	$443,953	$436,302		$461,044	$809,022	$837,572
Long term debt, including capital leases, net of current portion	$391,991	$321,293		$110,340	$331,874	$547,798
Total stockholders’ equity (deficiency in assets)	$(79,943)	$8,067		$(177,609)	$146,174	$168,147

	SELECTED CONSOLIDATED FINANCIAL DATA
		February 9	January 1
	Year Ended	through	through	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	February 8,	December 31,	December 31,	December 31,
	2006	2005 (a)	2005	2004	2003	2002
	(dollar amounts in thousands)
Cash flow data
Cash flows provided by operations	$49,527	$40,413	$3,710	$61,814	$59,035	$43,391
Cash flows used in investing activities	$(36,687)	$(24,151)	$(2,473)	$(30,369)	$(27,471)	$(20,943)
Cash flows provided by (used in) financing activities	$(8,133)	$(50,134)	$—	$(14,120)	$1,865	$(24,950)
Other operating data
Number of customers at end of period	994,012	1,012,797		1,030,113	1,048,320	1,073,698

(a)                 See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Activities—New Basis of Accounting in 2005” for a discussion on push down accounting in 2005 and the adjusted basis of certain assets and liabilities.

(b)                Loss per share and weighted average number of shares presented give retroactive effect to the one-share-for-fifty shares reverse stock split on February 8, 2005.

(c)                 Impairment charges and the cumulative effect of an accounting change are the result of our January 1, 2002 implementation of SFAS Nos. 142, “Accounting for Goodwill and Other Intangible Assets” and 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

(d)                As a result of the February 17, 2004 sale transaction whereby Protection One was sold to POI Acquisition I, Inc. (an affiliate of Quadrangle), Protection One’s net deferred tax assets were not expected to be realizable and a non-cash charge against income was recorded in 2004 to establish a valuation allowance for those assets.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In this section we explain our general financial condition and operating results, including:

•       what factors affect our business;

•       what our earnings and costs were in 2006, 2005 and 2004;

•       why these earnings and costs differ from year to year;

•       how our earnings and costs affect our overall financial condition;

•       what we expect our capital expenditures to be for the years 2007 through 2008;

•       how we plan to pay for these future capital expenditures; and

•       other items that materially affect our financial condition, liquidity or earnings.

As you read this section, please refer to our Consolidated Statements of Operations and Comprehensive Loss and accompanying notes found in Item 8. These statements show our operating results for the year ended December 31, 2006, the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005 and the year ended December 31, 2004. In this section we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Operations and Comprehensive Loss. We also suggest you read Item 1A, “Risk Factors,” which will help your understanding of our financial condition, liquidity and operations.

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

Business Strategy

Our strategy is to increase RMR by generating more accounts at a higher average RMR, by acquiring portfolios of security monitoring accounts, and by acquiring security monitoring companies. Our overall goal is to strengthen our leadership position in delivering security monitoring services and related installation services in principal markets across the United States in order to improve our returns on the capital we invest in creating and serving customers. Specific goals include (i) lowering attrition rates; (ii) increasing RMR additions; (iii) reducing acquisition costs for each dollar of RMR created; and (iv) increasing the efficiency of our monitoring and service activities. We plan to achieve these objectives by building upon our core strengths, including our national branch platform, our improving brand recognition, our internal sales force model and our highly skilled and experienced management team and workforce.

Significant Activities

Merger Agreement

On December 20, 2006, Protection One, Inc. entered into the Merger Agreement with IASG and Tara Acquisition Corp., a wholly owned subsidiary of Protection One, Inc., pursuant to which we will acquire IASG. Upon completion of the Merger, which is expected to close during the second quarter of 2007, holders of IASG common stock will receive 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held. Cash will be paid in lieu of fractional shares.

A special meeting of stockholders of IASG will be held on March 27, 2007 for the purpose of voting on the proposed merger agreement. The board of directors of IASG has declared that the Merger Agreement is advisable and, subject to certain limited exceptions, shall recommend that the Merger Agreement and the transactions contemplated thereby be approved and adopted by IASG’s stockholders. If approved, IASG will become a wholly owned subsidiary of Protection One, Inc. upon the consummation of the Merger.

Contemporaneously with the execution of the Merger Agreement, the Company, Tara Acquisition Corp. and the directors and officers of IASG entered into a stockholders agreement (the “Stockholders Agreement”), dated as of December 20, 2006, pursuant to which such directors and officers have agreed to vote or direct the voting of their shares of IASG common stock in favor of the approval and adoption of the Merger Agreement, the Merger and any action required in furtherance thereof. Such stockholders also granted to and appointed the Company and certain officers of the Company as their irrevocable proxies and attorneys-in-fact to vote their shares of IASG stock as indicated in the preceding sentence.

Consummation of the Merger is subject to various conditions, including, among others, (i) requisite approvals of the holders of IASG common stock, (ii) receipt of regulatory approvals, (iii) the absence of any law or order prohibiting the closing, (iv) effectiveness of the registration statement relating to the shares of Protection One, Inc. common stock to be issued to the stockholders of IASG in the Merger and the listing of such shares of Protection One, Inc. common stock on the NASDAQ Stock Market, (v) the exchange by certain holders of Old Notes for New Notes pursuant to the terms and conditions of a Lock Up and Consent Agreement and (vi) the amendment of our senior credit facility. In addition, each party’s individual obligation to consummate the Merger is subject to certain other conditions, including, among others, (i) the accuracy of the representations and warranties of the other parties, (ii) compliance of the other parties with their respective covenants and agreements and (iii) the delivery of opinions from tax counsel to Protection One, Inc. and IASG to the effect that the Merger will constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

On December 18, 2006, Protection One, Inc. and IASG entered into a Lock Up and Consent Agreement (the “Lock Up Agreement”) with holders of approximately 85% of the Old Notes (collectively, the “Consenting Noteholders”). Pursuant to the Lock Up Agreement and subject to the consummation of the Merger, each Consenting Noteholder shall, among other things, tender its Old Notes in exchange for New Notes.

On February 22, 2007, we commenced the Exchange Offer, pursuant to which we offered to exchange up to $125,000,000 of the outstanding 12% Senior Secured Notes due 2011 of IASG for newly issued 12% Senior Secured Notes due 2011 of Protection One Alarm Monitoring, Inc. The Exchange Offer is subject to the fulfillment of certain conditions, including the consummation of the Merger.

Recapitalization

On May 12, 2006, we completed a recapitalization of our balance sheet by increasing our debt in order to pay a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of our common stock on May 8, 2006, including Quadrangle, which owned approximately 97.1% of the outstanding shares of our common stock at that date. This cash dividend is referred to as the May 2006 dividend. The payment of the May 2006 dividend was financed, in large part, by the April 2006 financing described in Item 8, Note 7 “Debt and Capital Leases.”  Approximately $1.2 million of expense paid to third party consultants related to the financing is reflected as recapitalization costs in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

As part of the recapitalization, our board of directors also approved the compensatory make-whole payment of $4.5 million or $2.89 for each vested and unvested option awarded in February 2005 under the 2004 Stock Option Plan, including to members of senior management. Approximately $3.2 million of the compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006 and is reflected as recapitalization costs in the Consolidated Statement of Operations and Comprehensive Loss. Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital. In addition, the exercise price of each vested and unvested option was reduced by $0.98. The Company’s board decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend decreased the value of the equity interests of holders of options, as these holders were not otherwise entitled to receive the dividend. Accordingly, the Company’s board awarded the same amount to the option holders, on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.

Additionally, in consideration of the adverse impact of the cash dividend on the SARs granted in 2005, our board of directors agreed to amend the SARs agreements by effectively fixing the exercise price on 439,160 outstanding SARs at $5.02. Therefore, if there is not a qualified sale prior to February 8, 2011, the holders of such SARs will be entitled to receive the difference between $7.50 and $5.02 per SAR, or $2.48, from us for a total cash outlay of approximately $1.1 million on February 8, 2011. As of December 31, 2006, we have established a liability of approximately $138 thousand to reflect the portion of the SARs that have been earned since the date of the amendment through December 31, 2006 with the associated expense reflected in general and administrative expense. Assuming there is no qualified sale prior to February 8, 2011, the Company expects to record approximately $0.2 million in expense per year through February 8, 2011 related to these SARs. As of December 31, 2006, no value has been ascribed to the SARs that have not been modified and no value will be allocated to those SARs unless and until it becomes probable that a qualified sale will occur.

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

New Basis of Accounting in 2005

As a result of Quadrangle’s increased ownership interest from the February 8, 2005 debt-for-equity exchange, we have “pushed down” Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The “push down” accounting adjustments did not impact cash flows. The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenue, which have been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle’s basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our trade names; and (5) an increase to the equity section from these adjustments. The primary changes to the income statement include (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenue; (2) the reduction in other costs of revenue and selling expenses due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of our debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

Due to the impact of the changes resulting from the push down accounting adjustments described above, the 2005  statements of operations and cash flows presentations separate our results into two periods:  (1) the period prior to the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

Other Significant Activities

Net Loss

We incurred a net loss of $17.4 million for the year ended December 31, 2006. This net loss includes $4.5 million in recapitalization costs, described above, including $3.2 million related to the compensatory make-whole payment. The remaining net loss reflects substantial charges incurred by us for amortization of customer accounts, interest incurred on indebtedness and other factors discussed below.

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

We had approximately $20.0 million of RMR as of December 31, 2006 and $19.9 million of RMR as of December 31 for each of the years 2005 and 2004. The slight increase is a result of a focused effort by our branches to increase commercial RMR additions and an increase in RMR additions in the BellSouth region.

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

	Year Ended	February 9 –	Year Ended
	December 31,	December 31	December 31,
	2006	2005	2004
	(dollar amounts in millions)
RMR at December 31	$20.0	$19.9	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	0.8	0.5	0.8
Other revenue(a)	1.9	1.9	1.7
Revenue (GAAP basis):
December	22.7	22.3	22.4
February 9 – November 30, 2005	—	212.2	—
January – November	247.9	—	246.9
Total period revenue	$270.6	$234.5	$269.3

(a)           Revenue that is not pursuant to monthly contractual billings.

Our RMR includes amounts billable to customers with past due balances that we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customers at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

The following table provides a roll-forward of RMR (beginning RMR, additions, losses, price changes, other changes and ending RMR) by segment and in total for the years indicated.

	Year Ended December 31
	2006			2005			2004
	Protection			Protection			Protection	Network
	One	Network		One	Network		One	Multi-
	Monitoring	Multi-family	Total	Monitoring	Multi-family	Total	Monitoring	family	Total
	(dollar amounts in thousands)
Beginning RMR balance(a)	$17,149	$2,724	$19,873	$17,112	$2,795	$19,907	$17,255	$2,834	$20,089
RMR retail additions	2,111	151	2,262	1,907	91	1,998	1,729	160	1,889
RMR retail losses, excluding Hurricane Katrina	(2,045)	(320)	(2,365)	(2,085)	(187)	(2,272)	(2,146)	(213)	(2,359)
RMR retail reactivations(losses) from Hurricane Katrina(b)	22	9	31	(72)	(15)	(87)	—	—	—
Price changes and other	112	32	144	270	40	310	222	14	236
Net change in wholesale RMR, excluding losses from Hurricane Katrina	43	—	43	19	—	19	52	—	52
RMR wholesale losses from Hurricane Katrina(b)	—	—	—	(2)	—	(2)	—	—	—
Ending RMR balance	$17,392	$2,596	$19,988	$17,149	$2,724	$19,873	$17,112	$2,795	$19,907

(a)                 Beginning RMR balance includes $920, $903 and $850 wholesale customer RMR for 2006, 2005 and 2004, respectively, in both the Protection One Monitoring segment and in total. Our Network Multifamily segment RMR does not contain wholesale customers.

(b)                In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. For the year ended December 31, 2006, reactivations represent the RMR from those customers whose billing was suspended after the hurricane but has subsequently been reinstated. We did not reactivate any wholesale customers during 2006.  As of December 31, 2006, Protection One Monitoring has estimated the loss of 2,277 customers, including 379 wholesale customers, and Network Multifamily has estimated the loss of 587 customers whose residences or businesses have been damaged beyond repair and will no longer need our monitoring services.

The table below reconciles our RMR by segment to revenue reflected in our segment results of operations (information for the period January 1, 2005 through February 8, 2005 was not considered to be material in a comparison of RMR as of fiscal year end and therefore has not been presented).

	Year Ended December 31,			February 9 – December 31,			Year Ended December 31,
	2006			2005			2004
	Protection			Protection			Protection
	One	Network		One	Network		One	Network
	Monitoring	Multi-family	Total	Monitoring	Multi-family	Total	Monitoring	Multi-family	Total
	(dollar amounts in millions)
RMR at December 31	$17.4	$2.6	$20.0	$17.2	$2.7	$19.9	$17.1	$2.8	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	0.8	0.0	0.8	0.5	0.0	0.5	0.6	0.2	0.8
Other revenue(a)	1.8	0.1	1.9	1.6	0.3	1.9	1.6	0.1	1.7
Revenue (GAAP basis):
December	20.0	2.7	22.7	19.3	3.0	22.3	19.3	3.1	22.4
February 9 – November 30, 2005	—-	—-	—-	183.5	28.7	212.2	—-	—-	—-
January – November	216.2	31.7	247.9	—-	—-	—-	212.2	34.7	246.9
Total period revenue	$236.2	$34.4	$270.6	$202.8	$31.7	$234.5	$231.5	$37.8	$269.3

(a)                 Revenue that is not pursuant to monthly contractual billings.

Monitoring and Related Services Margin

In each of the last three years, monitoring and related service revenue comprised over 91% of our total revenue. Monitoring and related services revenue in 2006 increased slightly over 2005 and was consistent with 2004 revenue.   The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods.

		2005		Year Ended
	Year Ended December 31, 2006	February 9 – December 31	January 1 – February 8	December 31, 2004
	(dollar amounts in thousands)
Monitoring and related services revenue	$247,370	$219,475	$26,455	$247,498
Cost of monitoring and related services revenue	71,823	62,243	7,400	69,598
Gross margin	$175,547	$157,232	$19,055	$177,900
Gross margin %	71.0%	71.6%	72.0%	71.9%

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

Attrition

Our customer base reflected a net loss of 18,785 customers during 2006 compared to net customer losses of 17,316 and 18,207 during 2005 and 2004, respectively. Our Protection One Monitoring segment increase of 6,118 customers during 2006 was offset by the loss of 24,903 customers in our Network Multifamily segment during 2006. Network Multifamily had more contracts reaching the end of the initial contract term in 2006 than it did in 2005 which we believe has resulted in the increase in customer losses in 2006. Furthermore, our ability to obtain contract renewals on expiring contracts has been negatively affected by the increasing preference of occupants of multifamily units to subscribe only for cellular telephone services and not for traditional telephone service, which our alarm systems have historically used to transport alarm signals to our monitoring center. Net losses of customer accounts materially and adversely affect our business, financial condition and results of operations.

Customer attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flow. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of the adjustment described below, and the denominator of which is the average number of accounts for a given period. In some instances, we use estimates to derive attrition data. We make adjustments to lost accounts primarily for the net change, either positive or negative, in our wholesale base. In the calculations directly below, we do not reduce the gross accounts lost during a period by “move in” accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or “competitive takeover” accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

As defined above, customer attrition by business segment at December 31, 2006, 2005 and 2004 is summarized below:

	Customer Account Attrition
	December 31, 2006				December 31, 2005			December 31, 2004
	Annualized Fourth Quarter		Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month
Protection One Monitoring	4.3%		6.0%		6.2%	8.3%		7.8%	8.5%
Protection One Monitoring, excluding wholesale	11.5%		12.2%		12.3%	13.3%		12.3%	12.9%
Network Multifamily	18.9	%(a)	11.5	%(a)	3.3%	6.4	%(c)	7.1%	6.4%
Total Company	8.6%		7.7%		5.3%	7.7%		7.6%	7.8%

	Customer Account Attrition
	December 31, 2006, excluding Hurricane Katrina(b)				December 31, 2005, excluding Hurricane Katrina(b)
	Annualized Fourth Quarter		Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month
Protection One Monitoring	4.3%		6.2%		7.1%	7.8%
Protection One Monitoring, excluding wholesale	11.5%		12.3%		12.8%	12.8%
Network Multifamily	18.9	%(a)	11.9	%(a)	4.5%	5.9	%(c)
Total Company	8.6%		7.9%		6.3%	7.2%

(a)           Network Multifamily’s attrition rates include an adjustment for accounts believed to be at-risk of canceling because the account had an outstanding balance due of greater than 120 days. Prior period results did not include such an adjustment. Without the adjustment, Network Multifamily’s annualized fourth quarter and twelve month trailing attrition at December 31, 2006 would have been 14.7% and 10.5%, respectively. The annualized fourth quarter and twelve month trailing attrition at

December 31, 2006 without the adjustment and excluding Hurricane Katrina would have been 14.7% and 10.8%, respectively.

(b)          In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. Our initial estimate of customers whose homes or businesses were damaged beyond repair and would no longer need our monitoring services was higher than our actual experience, which has resulted in adjustments to reflect the 2006 reactivations of 840 retail customers and 969 of our Network Multifamily customers. As of December 31, 2006, estimated customer losses from Hurricane Katrina, net of reactivations, is 2,277 customers for Protection One Monitoring, including 379 wholesale customers, and 587 customers for Network Multifamily. Our initial estimate of customer losses at September 30, 2005 was 4,548 customers for Protection One Monitoring, including 1,194 wholesale customers, and 2,563 customers for Network Multifamily.

(c)           Attrition results for Network Multifamily exclude the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform. Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

In the table below, in order to enhance the comparability of our attrition results with those of other industry participants, many of which report attrition net of move-in accounts, we define the denominator the same as above but define the numerator as the gross number of lost customer accounts for a given period reduced by move-in accounts.

	Customer Account Attrition
	December 31, 2006				December 31, 2005			December 31, 2004
	Annualized Fourth Quarter		Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month
Protection One Monitoring	2.7%		4.4%		4.5%	6.4%		6.0%	6.6%
Protection One Monitoring, excluding wholesale	9.4%		10.0%		10.0%	10.8%		10.0%	10.4%
Network Multifamily	18.9	%(a)	11.5	%(a)	3.3%	6.4	%(c)	7.1%	6.4%
Total Company	7.6%		6.6%		4.1%	6.4%		6.4%	6.5%

	Customer Account Attrition
	December 31, 2006, excluding Hurricane Katrina(b)				December 31, 2005, excluding Hurricane Katrina(b)
	Annualized Fourth Quarter		Trailing Twelve Month		Annualized Fourth Quarter	Trailing Twelve Month
Protection One Monitoring	2.7%		4.5%		5.3%	6.0%
Protection One Monitoring, excluding wholesale	9.4%		10.1%		10.4%	10.3%
Network Multifamily	18.9	%(a)	11.9	%(a)	4.5%	5.9	%(c)
Total Company	7.6%		6.8%		5.1%	6.0%

(a)           Network Multifamily’s attrition rates include an adjustment for accounts believed to be at-risk of canceling because the account had an outstanding balance due of greater than 120 days. Prior period results did not include such an adjustment. Without the adjustment, Network Multifamily’s annualized fourth quarter and twelve month trailing attrition at December 31, 2006 would have been 14.7% and 10.5%, respectively. The annualized fourth quarter and twelve month trailing attrition at December 31, 2006 without the adjustment and excluding Hurricane Katrina would have been 14.7% and 10.8%, respectively.

(b)          In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina. Our initial estimate of customers whose homes or businesses were damaged beyond repair and would no longer need our monitoring services was higher than our actual experience which has resulted in adjustments to reflect the 2006 reactivations of 840 retail customers and 969 of our Network Multifamily customers. As of December 31, 2006, estimated customer losses from Hurricane Katrina, net of reactivations, is 2,277 customers for Protection One Monitoring, including 379 wholesale customers, and 587 customers for Network Multifamily. Our initial estimate of customer losses at September 30, 2005 was 4,548 customers for Protection One Monitoring, including 1,194 wholesale customers, and 2,563 customers for Network Multifamily.

(c)           Attrition results for Network Multifamily exclude the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform. Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

Our actual attrition experience shows that the relationship period with any individual customer can vary significantly. Customers discontinue service with us for a variety of reasons, including relocation, service issues and cost. A portion of the customer base can be expected to discontinue service every year.  Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.

Sources of Revenue

For both Protection One Monitoring and Network Multifamily, revenue is primarily generated from providing monitoring services. Monitoring revenue is generated based on contracts that we enter into with our customers. The typical initial contract term is three to five years for Protection One Monitoring customers and five to ten years for Network Multifamily customers, with automatic renewal provisions where permitted. Renewal terms are generally one year for Protection One customers and are longer than one year in the case of Network Multifamily. Many of our residential and commercial contracts require us to provide additional services, such as maintenance services, generating incremental revenue for us. Other revenue consists primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers.

Costs of Revenue; Expenses

Monitoring and related services costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Other costs of revenue consist primarily of equipment and labor charges to install alarm systems, closed circuit television systems, fire alarms and card access control systems sold to our customers.

Selling expenses include employee compensation, benefits and recruiting for our internal sales force, advertising, customer signage, marketing materials, trade show expense, and amortization of previously deferred selling costs. General and administrative expenses include lease expenses on office space, computers and other office equipment, telecommunications, costs of debt collection efforts, employee compensation and benefits, professional service fees and other miscellaneous expenses. Amortization of intangibles and depreciation includes amortization of customer accounts as well as depreciation on property and equipment.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, goodwill, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Push Down Accounting

As described in “Significant Activities—New Basis of Accounting in 2005” above, in 2005 we “pushed down” Quadrangle’s basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The “pushed down” basis as of February 8, 2005 was used to value customer accounts, property and equipment, trade name, goodwill, deferred customer acquisition costs and revenue, debt, additional paid in capital and deficit as of the restructuring. Additions of assets or liabilities subsequent to February 8, 2005 are initially valued at cost.

Revenue and Expense Recognition

Revenue is recognized when security services are provided. System installation revenue, sales revenue on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential customers with monitoring service contracts. For commercial customers and our national account customers, revenue recognition is dependent upon each specific customer contract. In instances when we pass title to a system, we recognize the associated revenue and costs related to the sale of the equipment in the period incurred regardless of whether the sale is accompanied by a service agreement. In cases where we retain title to the system, we defer and amortize revenue and direct costs.

Deferred system and upgrade installation revenue are recognized over the estimated life of the customer utilizing an accelerated method for our residential and commercial customers and a straight-line method for our Network Multifamily customers. Deferred costs in excess of deferred revenue are recognized utilizing a straight-line method over the initial contract term, typically two to three years for residential systems, five years for commercial systems and five to ten years for Network Multifamily systems. To the extent deferred costs are less than deferred revenue, such costs are recognized over the estimated life of the customer utilizing the same method as with the related deferred revenue. Therefore, a change in the estimated life of a customer pool would result in a change in the amount of previously deferred revenue that would be amortized to income but would also result in a similar change in the amount of previously deferred costs that are amortized to expense. For example, if we had determined as of January 1, 2006 that the estimated life of each pool should be shortened by one year, the amount of previously deferred revenue amortized to revenue for the year ended December 31, 2006 would have increased by $0.6 million. Similarly, the amount of previously deferred cost of revenue would have increased by $0.6 million resulting in no net impact to gross profit.

The table below reflects the impact of our accounting policy on the respective line items of the Statement of Operations for the year ended December 31, 2006, the periods February 9, 2006 through December 31, 2005 and January 1, 2005 through February 8, 2005 and for the year ended December 31, 2004. The “Total amount incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period. We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report on the Statement of Operations.

For the Year Ended December 31,			February 9 – December 31,			January 1 – February 8,			For the Year Ended December 31,
2006			2005			2005			2004
Revenue— other	Cost of revenue— other	Selling expense	Revenue— other	Cost of revenue— other	Selling expense	Revenue— other	Cost of revenue— other	Selling expense	Revenue— other	Cost of revenue— other	Selling expense
(dollar amounts in thousands)

Protection One Monitoring segment:
Total amount incurred	$ 44,527	$ 54,311	$ 45,029	$ 35,532	$ 42,469	$ 36,359	$ 3,265	$ 3,663	$ 3,645	$ 34,291	$ 39,207	$ 33,647
Amount deferred	(29,092)	(38,244)	(18,059)	(24,193)	(29,947)	(15,309)	(2,147)	(2,579)	(1,470)	(20,698)	(25,075)	(14,192)
Amount amortized	7,249	11,887	11,983	3,579	5,623	5,893	798	1,487	1,550	6,496	11,678	11,575
Amount included in Statement of Operations	$ 22,684	$ 27,954	$ 38,953	$ 14,918	$ 18,145	$ 26,943	$ 1,916	$ 2,571	$ 3,725	$ 20,089	$ 25,810	$ 31,030
Network Multifamily segment:
Total amount incurred	$ 300	$ 2,539	$ 2,182	$ 167	$ 1,638	$ 1,912	$ (156)	$ 169	$ 237	$ 695	$ 3,421	$ 2,287
Amount deferred	19	(2,016)	(176)	(167)	(1,579)	(27)	156	(160)	(9)	(619)	(3,293)	(160)
Amount amortized	179	1,087	44	88	612	28	172	734	36	1,596	6,043	338
Amount included in Statement of Operations	$ 498	$ 1,610	$ 2,050	$ 88	$ 671	$ 1,913	$ 172	$ 743	$ 264	$ 1,672	$ 6,171	$ 2,465
Total Company:
Total amount incurred	$ 44,827	$ 56,850	$ 47,211	$ 35,699	$ 44,107	$ 38,271	$ 3,109	$ 3,832	$ 3,882	$ 34,986	$ 42,628	$ 35,934
Amount deferred	(29,073)	(40,260)	(18,235)	(24,360)	(31,526)	(15,336)	(1,991)	(2,739)	(1,479)	(21,317)	(28,368)	(14,352)
Amount amortized	7,428	12,974	12,027	3,667	6,235	5,921	970	2,221	1,586	8,092	17,721	11,913
Amount reported in Statement of Operations	$ 23,182	$ 29,564	$ 41,003	$ 15,006	$ 18,816	$ 28,856	$ 2,088	$ 3,314	$ 3,989	$ 21,761	$ 31,981	$ 33,495

In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, we also capitalized purchases of rental equipment in the amount of $2.8 million and $0.8 million for the year ended December 31, 2006 and the period February 8, 2005 through December 31, 2005, respectively.

Valuation of Intangible Assets

As discussed in “—New Basis of Accounting in 2005” above, because Quadrangle acquired substantially all of our common stock, resulting in a new basis of accounting, new values for intangible assets were recorded in the first quarter of 2005 based on estimates of fair market values. New values were recorded for customer accounts, trade names and goodwill.

Customer accounts were valued by segment based on a combination of (1) the income approach utilizing our projections of cash flow, operating margins and customer attrition and (2) the market approach based on available industry transaction data generally expressed as a multiple of recurring monthly revenue. Trade name values were based on the identifiable revenue associated with each segment and were valued based on the income approach. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill and trade names are tested for impairment on at least an annual basis or as circumstances warrant.

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

•       continuing recurring losses above our expectations; and

•       adverse regulatory rulings.

An impairment test of customer accounts would have to be performed when the undiscounted expected future operating cash flows by asset group, which consists primarily of capitalized customer accounts and related goodwill, is less than the carrying value of that asset group. An impairment would be recognized if the fair value of the customer accounts is less than the net book value of customer accounts.

We completed our annual impairment testing during the third quarter of 2006 and determined that no impairment of our non-amortizable intangible assets was required as of July 1, 2006. No impairment charge was recorded in 2005 or 2004.

Customer Account Amortization

The choice of an amortization life and method is based on our estimates and judgments about the amounts and timing of expected future revenue from customer accounts and average customer account life. Amortization methods and selected periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue. We evaluate the appropriateness of the amortization life and method of each of our customer account pools based on the actual historical attrition experience of each pool and, when deemed necessary, perform a lifing study on our customer accounts to assist us in determining appropriate lives of our customer accounts. These analyses are needed in light of the inherent declining revenue curve over the life of a pool of customer accounts. We have identified two distinct pools of customer accounts, as shown in the table below, each of which had distinct attributes that effected differing attrition characteristics. For the Protection One Monitoring pool, the result of lifing studies indicated to us that we can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization cost with the estimated revenue stream from these customer pools. We switch from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

Our amortization rates consider the average estimated remaining and historical projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
Protection One Monitoring	Ten-year 135% declining balance
Network Multifamily	Nine-year straight-line

We recorded approximately $32.5 million of customer account amortization for the year ended December 31, 2006. We recorded approximately $32.6 million and $5.6 million of customer account amortization for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively. This amount would change if we changed the estimated life or amortization rate for customer accounts. For example, if we had determined that the estimated remaining life as of January 1, 2006 of each customer pool should be reduced by one year, the amortization expense would have been approximately $35.2 million for the year ended December 31, 2006.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered. To the extent we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2006, we believe that recovery of our deferred tax assets is not likely and those assets are fully reserved through the valuation allowance.

We currently do not expect to be in a position to record tax benefits for losses incurred in the future.

New accounting standards

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements based on the fair value on the grant date of the equity or liability instruments used. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. We adopted the provisions of this Statement, as amended, using the modified prospective method beginning in fiscal 2006. Compensation costs are now recognized for awards that are issued beginning in 2006 and for awards that have been granted prior to December 31, 2005 but have yet to reach the end of the requisite service period. Exclusive of the make-whole payment in May 2006, the amount of expense recognized in the year ended December 31, 2006 was approximately $1.4 million.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Protection One, Inc. will be required to adopt this interpretation in the first quarter of 2007. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

We adopted Staff Accounting Bulletin 108, or SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006. SAB 108 requires quantification of misstatements using both a balance sheet and an income statement approach (“dual method” approach) and evaluation of whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The adoption of this statement did not have a material impact on our consolidated financial statements.

Results of Operations

Protection One Consolidated

For the year ended December 31, 2006, we incurred a consolidated net loss of $17.4 million or loss per share of common stock of $0.95. For the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, we incurred consolidated net losses of $15.6 million and $11.4 million, respectively, or losses per share of common stock of $0.86 and $5.80, respectively. For the year ended December 31, 2004, we incurred a consolidated net loss of $323.9 million, or loss per share of common stock of $164.78. We recorded an operating profit in 2006 and for the period February 9, 2005 through December 31, 2005 of $19.1 million and $21.3 million, respectively. These operating profits are primarily the result of reduced amortization of customer accounts related to the push down accounting described in “—New Basis of Accounting in 2005” above, and a reduction in general and administrative expenses from pre-push down periods. Prior to the push down accounting, we recorded operating losses. Net interest expense of $35.9 million and recapitalization costs of $4.5 million contributed to the net loss for the year ended December 31, 2006.  Net interest expense of $30.6 million and a loss on retirement of debt of $6.7 million contributed to the net loss for the period February 9, 2005 through December 31, 2005. The net loss in the period January 1, 2005 through February 8, 2005 includes $5.9 million for change in control and debt restructuring costs. The loss in 2004 includes net income tax expense of $239.6 million, primarily due to a valuation allowance established on our deferred tax assets and also includes $24.4 million in change in control and debt restructuring transaction-related costs and $3.5 million in retention bonuses.

Monitoring and related services revenue increased slightly (less than 1%) in 2006, primarily as a result of our improved customer retention,  price increases implemented during 2005, an increase in commercial RMR and an increase in RMR in the BellSouth region. Cost of monitoring and related services revenue increased approximately 3.1% in 2006 compared to 2005. Monitoring and related services margin as a percentage of related revenue was at or above 71% in 2006, 2005 and 2004. Our monitoring and related services gross margin percentage has decreased slightly from the prior period due to several factors, the impact of which we expect to continue into the near to medium term: (i) increased royalty fees paid to BellSouth as we expand our customer base in the alliance territory, (ii) increased third party costs for cellular service due to the growing number of customers who choose to have primary or back-up cellular monitoring service, and (iii) increased percentage of commercial customers in our base who choose enhanced services, such as open/close and fire inspections which typically have lower gross margins than our standard monitoring services. Net interest expense in 2006 increased approximately 2.0% due primarily to the April 2006 add-on financing, described in Item 8, Note 7 “Debt and Capital Leases,” and increases in interest rates for our variable rate borrowings. Interest expense includes approximately $5.5 million and $6.4 million of amortized debt discounts for the year ended December 31, 2006 and the period February 9, 2005 through December 31, 2005, respectively.

Protection One Monitoring

We present the table below to show how Protection One Monitoring’s operating results have changed over the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses. As a result of the push down accounting adjustments described in “—New Basis of Accounting in 2005” above, the information in post-push down periods (year ended December 31, 2006 and period February 9, 2005 through December 31, 2005) and the pre-push down periods (period January 1, 2005 through February 8, 2005 and year ended December 31, 2004) presented in the following table may not be comparable.

	For the year ended December 31,		February 9 through December 31,		January 1 through February 8,		For the year ended December 31,
	2006		2005				2004
	(dollar amounts in thousands)
Revenue
Monitoring and related services	$213,472	90.4%	$187,857	92.6%	$22,564	92.2%	$211,424	91.3%
Other	22,684	9.6	14,918	7.4	1,916	7.8	20,089	8.7
Total Revenue	236,156	100.0	202,775	100.0	24,480	100.0	231,513	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	64,140	27.2	55,498	27.4	6,627	27.1	61,762	26.7
Other	27,954	11.8	18,145	8.9	2,571	10.5	25,810	11.1
Total cost of revenue (exclusive of amortization and depreciation shown below)	92,094	39.0	73,643	36.3	9,198	37.6	87,572	37.8
Operating Expenses
Selling expenses	38,953	16.5	26,943	13.3	3,725	15.2	31,030	13.4
General and administrative expenses	55,974	23.7	48,845	24.1	6,922	28.3	61,096	26.4
Change in control and debtrestructuring costs	—	—	—	—	5,939	24.3	22,839	9.9
Recapitalization costs	4,452	1.9	—	—	—	—	—	—
Amortization of intangibles and depreciation expense	35,238	14.9	37,954	18.7	6,112	24.9	73,560	31.8
Total operating expenses	134,617	57.0	113,742	56.1	22,698	92.7	188,525	81.5
Operating profit (loss)	$9,445	4.0%	$15,390	7.6%	$(7,416)	(30.3)%	$(44,584)	(19.3)%

2006 Compared to 2005.   Protection One Monitoring had a net increase of 6,118 customers in 2006 compared to a net decrease of 4,848 customers in 2005. Protection One Monitoring’s net increase of 15,263 wholesale customers exceeded the net decrease of 9,145 retail customers. The average customer base was 697,814 for 2006 compared to 697,179 for 2005.

Further analysis of the change in the Protection One Monitoring customer account base is shown in the table below.

	2006	2005	2004
Beginning Balance, January 1,	694,755	699,603	712,491
Customer additions, excluding wholesale	54,574	53,974	52,584
Customer losses, excluding wholesale(a)	(62,201)	(69,620)	(70,178)
Changes in wholesale customer and other adjustments(b)	13,745	10,798	4,706
Ending Balance, December 31,	700,873	694,755	699,603

(a)           2005 includes estimated customer losses of 2,738 resulting from Hurricane Katrina

(b)          2005 includes estimated wholesale customer losses of 379 resulting from Hurricane Katrina.

Monitoring and related service revenue increased 1.4% in 2006 compared to 2005. We believe our focus on customer retention coupled with price increases and growth in our commercial customer base contributed to the increase. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $7.2 million in amortization of previously deferred revenue for the year ended December 31, 2006 compared to $3.6 million and $0.8 million for the post-push down and pre-push down periods in 2005, respectively. In 2006, we experienced a $3.2 million increase in outright commercial sales arrangements which result in immediate revenue recognition. Other revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue increased 3.2% in 2006 compared to 2005. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Cost of monitoring and related services revenue as a percentage of the related revenue increased to 30.0% in 2006 from 29.5% in 2005. See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.

Cost of other revenue includes $11.9 million in amortization of previously deferred customer acquisition costs for the year ended December 31, 2006 compared to $5.6 million and $1.5 million for the post-push down and pre-push down periods in 2005, respectively. We also experienced a $1.8 million increase in cost of other revenue for our outright commercial sales in 2006 compared to 2005. Cost of other revenue consists primarily of equipment and labor charges to install alarm systems, CCTV systems, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense includes $12.0 million in amortization of previously deferred customer acquisition costs for the year ended December 31, 2006 compared to $5.9 million and $1.5 million for the post-push down and pre-push down periods in 2005, respectively. Other selling expenses have increased over 2005 levels by approximately $3.7 million due to increases in wages, benefits, commissions and other expenses related to an increase in the number of sales managers and salespeople in our internal sales force.

General and administrative expense increased slightly (less than 0.5%) in 2006 compared to 2005. An increase in bad debt expense of $1.1 million was partially offset by a reduction in outside legal services of $0.9 million. In addition, share-based compensation, exclusive of those costs reflected as recapitalization costs, of approximately $1.4 million was expensed in 2006 because we adopted SFAS 123R as of January 1, 2006. Expense related to share-based compensation was not required in 2005. Share-based compensation costs and increases in other general and administrative expenses were offset by expense allocated to Network Multifamily for the cost of administrative functions absorbed by Monitoring as part of the Network Multifamily consolidation. The period January 1, 2005 through February 8, 2005 includes $0.4 million in retention bonus expense. Excluding the impacts of share-based compensation in 2006 and of the retention bonus expense in 2005, general and administrative expenses declined approximately $0.8 million in 2006 compared to 2005.

Recapitalization costs in 2006 include approximately $1.2 million in fees to third party consultants in connection with the amendment to the senior credit facility and approximately $3.2 million related to the compensatory make-whole payment described in “Significant Activities—Recapitalization,” above.

Change in control and debt restructuring costs for the 2005 pre-push down period include $5.6 million in fees paid upon completion of the restructuring as well as legal and other fees related to the debt restructuring.

Amortization of intangibles and depreciation expense for the year ended December 31, 2006 includes amortization of customer accounts over a ten-year life on an accelerated basis and depreciation of fixed assets on a straight-line basis over the useful life of the asset. Annual amortization expense of customer accounts has decreased in the post push down period due to a push down adjustment reducing the gross customer account asset that is being amortized.

2005 compared to 2004.   We had a net decrease of 4,848 customers in 2005, compared to a net decrease of 12,888 customers in 2004. Our net increase of 11,861 wholesale customers was exceeded by the net decrease in retail customers, including those lost due to Hurricane Katrina. The average customer base was 697,179 for 2005 compared to 706,047 for 2004. Net losses of customer accounts materially and adversely affect our financial condition and results of operations.

Monitoring and related service revenue was not impacted by the push down accounting adjustments and decreased less than 1% in 2005 compared to 2004. We believe our focus on customer retention coupled with price increases in 2004 and 2005 resulted in a slowdown in the loss of monitoring and related service revenue. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $3.6 million and $0.8 million in amortization of previously deferred revenue for the post-push down and pre-push down periods in 2005, respectively, and $6.5 million for 2004. In 2005, we experienced a $1.1 million decrease in outright commercial sales arrangements which results in immediate revenue recognition. Other revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue was not impacted by the push down account adjustments and increased less than 1% in 2005 compared to 2004. These costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Cost of monitoring and related services revenue as a percentage of the related revenue increased to 29.5% in 2005 from 29.2% in 2004.

Cost of other revenue includes $5.6 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods in 2005, respectively, and $11.7 million for 2004. We also experienced a $0.5 million decrease in cost of other revenue related to the decrease in outright commercial sales in 2005 compared to 2004. Cost of other revenue consists primarily of equipment and labor charges to install alarm systems, CCTV systems, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense includes $5.9 million and $1.5 million in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods in 2005, respectively, and $11.6 million for 2004. Other selling expenses  increased over 2004 levels by approximately $3.4 million due to increases in wages, benefits, commissions and other expenses related to an increase in the number of salespeople.

General and administrative expense decreased in 2005, generally due to a $1.6 million reduction in insurance premiums, primarily related to director and officer policies and general and professional liability policies and a $2.1 million reduction in system charges. As of December 31, 2004 (with respect to human resources software) and February 17, 2005 (with respect to financial systems software), we no longer incur system processing charges from our former parent company related to our usage of its software. Insurance premium reductions are a result of our improved financial condition, including the debt restructuring activities, which were found favorable by insurance markets. The 2005 pre-push down period includes $0.4 million in retention bonus expense  and 2004 includes $2.8 million in retention bonus expense.

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

Network Multifamily

The following table provides information for comparison of the Network Multifamily operating results for the periods presented. Next to each year’s results of operations, we provide the relevant percentage of total revenue so that comparisons about the relative change in revenue and expenses can be made. As a result of the push down accounting adjustments described in “—New Basis of Accounting in 2005” above, the post-push down results for the year ended December 31, 2006 and period February 9, 2005 through December 31, 2005 may not be comparable to the pre-push down results for the period January 1, 2005 through February 8, 2005 and the year ended December 31, 2004.

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

	For the year ended December 31,		February 9 through December 31,		January 1 through February 8,		For the year ended December 31,
	2006		2005				2004
	(dollar amounts in thousands)
Revenue
Monitoring and related services	$33,898	98.5%	$31,618	99.7%	$3,891	95.8%	$36,074	95.6%
Other	498	1.5	88	0.3	172	4.2	1,672	4.4
Total Revenue	34,396	100.0	31,706	100.0	4,063	100.0	37,746	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	7,683	22.3	6,745	21.3	773	19.0	7,836	20.8
Other	1,610	4.7	671	2.1	743	18.3	6,171	16.3
Total cost of revenue (exclusive of amortization and depreciation shown below)	9,293	27.0	7,416	23.4	1,516	37.3	14,007	37.1
Operating Expenses
Selling expenses	2,050	6.0	1,913	6.0	264	6.5	2,465	6.5
General and administrative expenses	6,939	20.2	8,313	26.2	1,182	29.1	10,281	27.2
Change in control and debt restructuring costs	—	—	—	—	—	—	1,543	4.1
Corporate consolidation costs	20	—	2,339	7.4	—	—	—	—
Amortization of intangibles and depreciation expense	6,429	18.7	5,788	18.3	526	12.9	4,895	13.0
Total operating expenses	15,438	44.9	18,353	57.9	1,972	48.5	19,184	50.8
Operating income	$9,665	28.1%	$5,937	18.7%	$575	14.2%	$4,555	12.1%

2006 compared to 2005.   Excluding conversion adjustments described below, Network Multifamily had a net decrease of 20,310 customers in 2006 as compared to a net decrease of 11,339 customers in 2005. The “Conversion adjustments” line item in the table below reflects the impact of the conversion of our billing system to our new technology platform, MAS. Customers are defined differently in the new system and the result is a decrease in the number of customers in the new system. Network Multifamily identified a 1,129 decrease in the number of customers in 2005 and, in the second quarter 2006, identified the existence of duplicate accounts resulting in an additional decrease of 4,593 customers for a total decrease of 5,722 customers from the conversion.   There was no impact on either revenue or accounts receivable resulting from conversion adjustments. Network Multifamily had more contracts reaching the end of the initial contract term in 2006 than it did in 2005 which we believe has resulted in the increase in customer losses in

2006 reflected in the table below. Demand for our services from owners and managers of multifamily properties has been negatively affected by the increasing preference of occupants of multifamily units to subscribe only for cellular telephone services and not for traditional telephone service, which our alarm systems have historically used to transport alarm signals to our monitoring center. We began marketing a new product in the third quarter of 2005 which will allow monitoring of multifamily units without a landline in each unit, which we believe will improve the rate of site additions. The average Network Multifamily customer base was 305,591 for 2006 compared to 324,276 for 2005. The change in Network Multifamily’s customer base for the period is shown below.

	Year Ended December 31,
	2006	2005	2004
Beginning Balance, January 1,	318,042	330,510	335,829
Customer additions	14,726	9,444	16,103
Customer losses(a)	(35,036)	(20,783)	(21,422)
Conversion adjustments	(4,593)	(1,129)	—
Ending Balance	293,139	318,042	330,510

(a)    Customer losses in 2006 are net of reactivation of 969 customers that were affected by Hurricane Katrina and 2005 includes estimated customer losses of 1,556 resulting from Hurricane Katrina.

Monitoring and related services revenue decreased 4.5% in 2006 compared to 2005 as a result of the decline in the customer base. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $0.2 million in amortization of previously deferred revenue for the year ended December 31, 2006 compared to $0.1 million and $0.2 million for the post-push down and pre-push down periods in 2005, respectively. This revenue consists primarily of amortization of previously deferred revenue associated with the installation of alarm systems and revenue from the sale of access control systems.

Cost of monitoring and related services revenue increased 2.2% in 2006 compared to 2005. This cost includes monitoring, billing, customer service and field operations related to providing our monitoring services. Cost of monitoring and related services revenue as a percentage of the related revenue increased to 22.7% in 2006 from 21.2% in 2005.

Cost of other revenue includes $1.1 million in amortization of previously deferred customer acquisition costs for the year ended December 31, 2006 compared to $0.6 million and $0.7 million in the post-push down and pre-push down periods in 2005, respectively. This cost also includes the cost to install access control systems.

Selling expense includes approximately $44.0 thousand in amortization of previously deferred customer acquisition costs for the year ended December 31, 2006 compared to $28.0 thousand and $36.0 thousand for the post-push down and pre-push down periods in 2005, respectively. Other selling expense decreased approximately 5.1% in 2006 compared to 2005 due in part to the corporate consolidation efforts described above.

General and administrative expense decreased approximately 26.9% in 2006 compared to 2005 primarily due to the corporate consolidation efforts described above.

Corporate consolidation costs include severance and retention payments for those employees whose responsibilities were consolidated into the parent company.

Amortization of intangibles and depreciation expense represents amortization of customer accounts over a nine-year life and depreciation of fixed assets over their useful life on a straight-line basis.

2005 compared to 2004.   Excluding conversion adjustments described above, we had a net decrease of 11,339 customers in 2005 compared to a net decrease of 5,319 customers in 2004. This decrease is due primarily to fewer customer additions. Demand for our services from owners and managers of multifamily properties was negatively affected by the increasing preference of occupants of multifamily units to subscribe only for cellular telephone services and not for traditional telephone service, which our alarm systems have historically used to transport alarm signals to our monitoring center. We are marketing a new product which will allow monitoring of multifamily units without a landline in each unit, which we believe will improve the rate of site additions. The average customer base was 324,276 for 2005 compared to 333,170 for 2004.

Monitoring and related service revenue was not impacted by the push down accounting adjustments and decreased 1.6% in 2005 compared to 2004. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service. The decline was due to the decrease in the customer base and a decrease in repair billings.

Other revenue includes $0.1 million and $0.2 million in amortization of previously deferred revenue for the post-push down and pre-push down periods in 2005, respectively, and $1.6 million for 2004. This revenue consist primarily of amortization of previously deferred revenue associated with the installation of alarm systems and revenue from the sale of access control systems.

Cost of monitoring and related services revenue was not impacted by the push down accounting adjustments and generally relates to the cost of providing monitoring service and includes the costs of monitoring, billing, customer service and field operations. This cost decreased approximately 4.1% in 2005 compared to 2004. Cost of monitoring and related service revenue as a percentage of the related revenue decreased to 21.2% in 2005 from 21.7% in 2004.

Cost of other revenue includes $0.6 million and $0.7 million in amortization of previously deferred customer acquisition for the post-push down and pre-push down periods in 2005, respectively, and $6.0 million for 2004. This cost also includes the cost to install access control systems.

Selling expense includes approximately $28.0 thousand and $36.0 thousand in amortization of previously deferred customer acquisition costs for the post-push down and pre-push down periods in 2005, respectively, and $0.3 million for 2004. Other selling expenses remained consistent with 2004 expenses.

General and administrative expense decreased in 2005 generally due to the consolidation efforts described above.

Change in control and debt restructuring expense for 2004 include change in control payments made as a result of the sale by Westar.

Corporate consolidation costs for the post-push down period in 2005 include severance and retention payments expense for those employees whose responsibilities were consolidated into the parent company.

Amortization of intangibles and depreciation expense for the post-push down period is based on the newly recorded values of the customer accounts and fixed assets and their associated estimated remaining lives. The customer accounts were amortized over a nine year life on a straight-line basis, while the remaining asset lives for the components of fixed assets generally was shortened.

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and for interest payments. On April 26, 2006, we entered into an amended and restated bank credit agreement increasing our outstanding term loan borrowings under the senior credit facility by approximately $66.8 million to $300.0 million. See Item 8, Note 7 “Debt and Capital Leases,” for further discussion relating to the increased borrowing and dividend payment. The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for a base rate borrowing and 2.5% for a Eurodollar borrowing. Subsequent to year end the applicable margin was further reduced by 0.25% to 1.25% for a base rate borrowing and 2.25% for a Eurodollar borrowing. The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $22.9 million remains available as of March 10, 2007 after reducing total availability by approximately $2.1 million for an outstanding letter of credit. We intend to use any other proceeds from borrowings under the senior credit facility, from time to time, for working capital, general corporate purposes and for the purchase of portfolios of security monitoring accounts and security monitoring companies. The revolving credit facility matures in 2010 and the term loan matures in 2012, subject to earlier maturity if we do not refinance our 8.125% senior subordinated notes before July 2008. It is anticipated that the Merger transaction will not require a significant outlay of cash unless the holders of IASG’s notes not subject to lockup choose not to exchange their notes for Protection One Alarm Monitoring notes. Approximately 85% of the note holders have agreed to an exchange transaction.

In an effort to limit our exposure to interest rate risk on our senior credit facility, which bears interest at a variable rate, we purchased interest rate caps in the aggregate amount of $0.9 million during the second quarter of 2005. Our objective is to protect against increases in interest expense caused by fluctuation in LIBOR. One interest rate cap provides protection on a $75 million tranche of our long term debt over a five-year period if LIBOR exceeds 6%. A second interest rate cap provides protection on a separate $75 million tranche of our long term debt over a three-year period if LIBOR exceeds 5%.

Our long-term debt instruments contain restrictions based on “EBITDA.”  EBITDA is generally derived by adding to income (loss) before income taxes, interest expense, depreciation expense and amortization expense. However, under the indenture related to our 8.125% senior subordinated notes and our senior credit facility various and numerous additional adjustments to EBITDA are sometimes required.

The senior credit facility and the Senior Subordinated Notes Indenture contain the following financial tests that must be satisfied in order for us to incur additional indebtedness, pay dividends, make loans or advances or sell assets.

Debt Instrument	Financial Covenant and Current Test
Senior credit facility	Consolidated total debt on last day of period/consolidated EBITDA for most recent four fiscal quarters less than 5.75 to 1.0
Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters greater than 2.0 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0

At December 31, 2006, we were in compliance with the financial covenants and other maintenance tests for our senior credit facility but we did not meet the interest coverage ratio incurrence test under the Senior Subordinated Notes Indenture relating to our ability to incur additional ratio indebtedness. Although we did not satisfy the interest coverage ratio test under the 8.125% senior subordinated notes indenture at December 31, 2006, the failure to satisfy such ratio test did not render the notes, or any other debt, callable.  The interest coverage ratio test under this indenture is an incurrence based test (not a maintenance test), and we cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test. Although continued failure to meet the interest ratio coverage test would result in restrictions on our ability to incur additional ratio indebtedness, we may borrow additional funds under other permitted indebtedness provisions of the indenture, which borrowings are currently expected to provide sufficient liquidity for our operations.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Cash Flow

Operating Cash Flows for the Year Ended December 31, 2006.   Our operating activities provided net cash flows of $49.5 million, $40.4 million, $3.7 million and $61.8 million for the year ended December 31, 2006, for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, and the year ended December 31, 2004, respectively.   We received $45.9 million in cash from Westar under the tax sharing settlement in 2004. Cash interest payments were $30.9 million compared to $25.2 million, $6.5 million and $45.0 million for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, and the year ended December 31, 2004, respectively. We made recapitalization payments of $4.5 million in 2006. We made corporate consolidation, change in control, debt restructuring and retention and severance payments of $2.3 million and $9.1 million for the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively, compared to $25.1 million for such costs in 2004.

Investing Cash Flows for the Year Ended December 31, 2006.   We used a net $36.7 million for our investing activities for the year ended December 31, 2006. We invested a net $29.4 million in cash to install and acquire new accounts, invested $4.6 million to acquire fixed assets, invested $2.8 million in non-monitored leased equipment, increased restricted cash by $0.2 million and received $0.3 million from the sale of accounts and other assets. We used a net $24.2 million and $2.5 million for our investing activities in the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, respectively. We invested a net $22.5 million in cash to install and acquire new accounts, invested $5.7 million to acquire fixed assets, invested $0.8 million in non-monitored leased equipment, increased our restricted cash by $0.6 million and we received an aggregate of $5.4 million from the disposition of marketable securities and other assets and from the redemption of preferred stock in the period February 9, 2005 through December 31, 2005. We invested a net $2.2 million in cash to install and acquire new accounts and $0.3 million to acquire fixed assets in the period January 1, 2005 through February 8, 2005. We used a net $30.4 million for our investing activities in 2004. In 2004, proceeds from the sale of other assets provided cash of $0.4 million and we invested a net $21.4 million in cash to install and acquire new accounts and $9.3 million to acquire fixed assets.

Financing Cash Flows for the Year Ended December 31, 2006.   Financing activities used a net $8.1 million in the year ended December 31, 2006. We used $2.8 million to retire debt, distributed $70.5 million to shareholders and $1.3 million to vested option holders, used $0.3 million for debt issuance costs and received $66.8 million in proceeds from additional borrowings under our senior credit facility. Financing activities used a net $50.1 million in cash in the period February 9, 2005 through December 31, 2005. We used $293.7 million to retire debt, $7.2 million for debt and stock issuance costs, $0.9 million for interest rate caps and received $250.0 million for our new senior credit facility and $1.8 million in proceeds from the sale of common stock. Financing activities used net cash flows of $14.1 million in 2004, primarily to retire $14.5 million of our outstanding debt.

Capital Expenditures.   As discussed above, we made capital expenditures of approximately $36.8 million in 2006. Of such amount we invested approximately $29.4 million in net customer acquisition costs, $2.8 million in non-monitored leased equipment and $4.6 million for fixed assets. Assuming we have available funds, capital expenditures for 2007 and 2008 are expected to be approximately $38.2 million and $41.5 million, respectively, of which approximately $5.0 million and $5.5 million, respectively, would be used for fixed asset purchases, with the balance to be used for customer acquisition costs and non-

monitored leased equipment. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Tax Matters.   In 2004, we determined that most of our deferred tax assets would not be realizable, and we recorded a non-cash charge to income in the approximate amount of $285.9 million to establish a valuation allowance equal to the amount of net deferred tax assets determined not to be realizable. We currently do not expect to be in a position to record tax benefits for losses incurred in the future and accordingly, we continue to record a valuation allowance for our deferred tax assets.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2006, other than as discussed below.

Material Commitments

We have the following future, material, long-term commitments as of December 31, 2006:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollar amounts in thousands)
At December 31, 2006:
Contractual Obligations
Long-Term Debt Obligations(a)	$408,090	$3,000	$405,090	$—	$—
Interest Obligations on Long-Term Debt and Capital Lease Obligations(a)	57,573	32,363	25,182	28	—
Operating Leases Obligations	16,224	5,284	6,578	3,619	743
Capital Leases Obligations	2,758	832	1,650	276	—
Purchase Obligations(b)	7,500	3,750	3,750	—	—
Total	$492,145	$45,229	$442,250	$3,923	$743

(a)           Assumes (i) payment of 8.125% senior subordinated notes at contractual maturity date of January 15, 2009; and (ii) senior credit facility subject to early maturity date of June 30, 2008. Interest rate used to calculate interest obligation on variable rate senior credit facility is the weighted average rate at December 31, 2006.

(b)          Contract tariff for telecommunication services.

The table below shows our total commercial commitments and the expected expiration per period:

	Amount of Commitment Expiration Per Period
	Total	2007	2008-2009	2010-2011	Thereafter
	(dollar amounts in thousands)
At December 31, 2006:
Other Commercial Commitments
Standby letters of credit	2,110	2,110	—	—	—
Total commercial commitments	$2,110	$2,110	$—	$—	$—

Credit Ratings

As of March 10, 2007, our public debt was rated as follows:

	Senior credit facility	8.125% Senior Subordinated Notes Due 2009	Outlook
S & P	B+	B-	Negative
Moody’s	B1	Caa1	Stable

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Senior credit facility is a variable rate debt instrument, and as of March 10, 2007, we had borrowings of $297.8 million outstanding. Interest rate caps purchased in the second quarter of 2005 cap LIBOR (i) for three years at 5.0% on a $75 million tranche of borrowings and (ii) for five years at 6% on a separate $75 million tranche. Depending on the level of LIBOR, a 100 basis point change in the debt benchmark rate would affect pretax income as indicated in the table below.

LIBOR	Increase in pretax income due to 100bp decrease in interest rates	Decrease in pretax income due to 100bp increase in interest rates
	(dollars in millions)
Below 4.0%	$3.0	$(3.0)
4.5%	$3.0	$(2.6)
5.0%	$3.0	$(2.2)
5.5%	$2.6	$(1.9)
6.0%	$2.2	$(1.5)

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTATY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Protection One, Inc.:

We have audited the accompanying consolidated balance sheets of Protection One, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency in assets) and cash flows for the year ended December 31, 2006, for each of the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005 and the year ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in Item 15(a)2. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Protection One, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006, for each of the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005 and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation upon its adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 15, 2007

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except for per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,600	$19,893
Receivables, net	29,018	29,861
Inventories, net	4,553	4,466
Prepaid expenses	3,316	3,183
Other	3,160	3,183
Total current assets	64,647	60,586
Restricted cash	1,900	1,597
Property and equipment, net	22,430	21,553
Customer accounts, net	200,371	232,875
Goodwill	12,160	12,160
Trade name	25,812	25,812
Deferred customer acquisition costs	105,954	73,198
Other	10,679	8,521
Total Assets	$443,953	$436,302
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$3,861	$2,356
Accounts payable	3,561	2,726
Accrued liabilities	25,201	24,100
Deferred revenue	37,014	36,471
Total current liabilities	69,637	65,653
Long-term debt and capital leases, net of current portion	391,991	321,293
Deferred customer acquisition revenue	60,781	39,873
Deferred tax liability	251	—
Other liabilities	1,236	1,416
Total Liabilities	523,896	428,235
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 18,239,953 shares issued at December 31, 2006 and 18,198,571 shares issued at December 31, 2005	182	182
Additional paid-in capital	89,545	159,939
Accumulated other comprehensive loss	(318)	(107)
Deficit	(169,352)	(151,947)
Total stockholders’ equity (deficiency in assets)	(79,943)	8,067
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$443,953	$436,302

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollar amounts in thousands, except for per share amounts)

	Year Ended December 31,	February 9 – December 31,	January 1 – February 8,	Year Ended December 31,
	2006	2005		2004
Revenue:
Monitoring and related services	$247,370	$219,475	$26,455	$247,498
Other	23,182	15,006	2,088	21,761
Total revenue	270,552	234,481	28,543	269,259
Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	71,823	62,243	7,400	69,598
Other	29,564	18,816	3,314	31,981
Total cost of revenue (exclusive of amortization and depreciation shown below)	101,387	81,059	10,714	101,579
Operating expenses:
Selling	41,003	28,856	3,989	33,495
General and administrative (exclusive of $3.2 million of compensation costs included in recapitalization costs for 2006)	62,913	57,158	8,104	71,377
Change in control and debt restructuring costs	—	—	5,939	24,382
Corporate consolidation costs	20	2,339	—	—
Recapitalization costs	4,452	—	—	—
Amortization and depreciation	41,667	43,742	6,638	78,455
Total operating expenses	150,055	132,095	24,670	207,709
Operating income (loss)	19,110	21,327	(6,841)	(40,029)
Other expense (income):
Interest expense	37,412	29,260	2,722	26,806
Related party interest	—	1,951	1,942	18,082
Interest income	(1,512)	(577)	(120)	(490)
Loss on retirement of debt	—	6,657	—	47
Other	(52)	(688)	(15)	(147)
Total other expenses	35,848	36,603	4,529	44,298
Loss before income taxes	(16,738)	(15,276)	(11,370)	(84,327)
Income tax expense	(667)	(312)	(35)	(239,579)
Net loss	$(17,405)	$(15,588)	$(11,405)	$(323,906)
Other comprehensive income (loss), net of tax:
Reclassification adjustment for realized gain on marketable securities	—	(162)	—	—
Unrealized gain on marketable securities	—	—	—	84
Unrealized loss on interest rate cap	(211)	(107)	—	—
Comprehensive loss	$(17,616)	$(15,857)	$(11,405)	$(323,822)
Basic and diluted per share information:
Net loss per common share	$(0.95)	$(0.86)	$(5.80)	$(164.78)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,	February 9 – December 31,	January 1 – February 8,	Year Ended December 31,
	2006	2005		2004
Cash flows from operating activities:
Net loss	$(17,405)	$(15,588)	$(11,405)	$(323,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on retirement of debt	—	6,657	—	47
Senior notes received in tax sharing settlement	—	—	—	(26,640)
(Gain) loss on sale of assets	(244)	(766)	8	(93)
Amortization and depreciation	41,667	43,742	6,638	78,455
Amortization of debt costs, discounts and premium	6,496	7,524	2	681
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	17,573	8,489	2,837	21,542
Amortization of stock based compensation	1,408	—	—	—
Deferred income taxes	251	—	—	286,309
Provision for doubtful accounts	3,099	1,664	272	729
Other	(135)	(119)	(15)	(69)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(2,256)	(6,868)	(263)	(1,278)
Related party tax receivable	—	—	—	26,087
Other assets	(3,363)	6,050	5,500	(3,951)
Accounts payable	836	(4,359)	5,114	(3,139)
Deferred revenue	308	1,007	1,346	638
Other liabilities	1,292	(7,020)	(6,324)	6,402
Net cash provided by operating activities	49,527	40,413	3,710	61,814
Cash flows from investing activities:
Installations and purchases of new accounts	(27)	—	—	(14)
Deferred customer acquisition costs	(58,495)	(46,862)	(4,218)	(42,720)
Deferred customer acquisition revenue	29,073	24,360	1,991	21,317
Purchase of rental equipment	(2,776)	(772)	—	—
Purchase of property and equipment	(4,557)	(5,680)	(250)	(9,323)
Net increase in restricted cash	(212)	(631)	—	—
Proceeds from disposition of marketable securities	—	660	—	—
Proceeds from redemption of preferred stock	—	4,399	—	—
Proceeds from disposition of assets and sale of customer accounts	307	375	4	371
Net cash used in investing activities	(36,687)	(24,151)	(2,473)	(30,369)
Cash flows from financing activities:
Payments on long-term debt	(2,839)	(212,714)	—	(14,500)
Payments on credit facility	—	(81,000)	—	—
Distribution to shareholders	(70,490)	—	—	—
Make-whole payment to vested option holders	(1,312)	—	—	—
Proceeds from long-term debt	66,767	250,000	—	—
Proceeds from sale of common stock	—	1,750	—	—
Proceeds from trademark licensing fees	—	—	—	160
Issuance costs and other	—	(270)	—	—
Payment for interest rate caps	—	(922)	—	—
Debt issue costs	(259)	(6,978)	—	—
Funding from parent	—	—	—	220
Net cash used in financing activities	(8,133)	(50,134)	—	(14,120)
Net increase (decrease) in cash and cash equivalents	4,707	(33,872)	1,237	17,325
Cash and cash equivalents:
Beginning of period	19,893	53,765	52,528	35,203
End of period	$24,600	$19,893	$53,765	$52,528
Cash paid for interest	$30,949	$25,209	$6,451	$45,003
Cash paid for taxes, exclusive of benefits received from parent in 2004	$295	$438	$6	$327
Non-cash investing and financing activity:
Vehicle additions under capital leases	$3,261	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

(Dollar amounts in thousands)

	Common Stock		Treasury	Additional Paid-In		Accumulated Other Comprehensive	Total Stockholders’ Equity (Deficiency in
	Shares	Amount	Stock	Capital	Deficit	Income(Loss)	Assets)
Common Stock
January 1, 2004	1,965,654	$26	$(34,612)	$1,380,689	$(1,200,007)	$78	$146,174
Exercise of options and warrants	—	—	—	39	—	—	39
Unrealized gain-marketable securities	—	—	—	—	—	84	84
Net loss	—	—	—	—	(323,906)	—	(323,906)
December 31, 2004	1,965,654	$26	$(34,612)	$1,380,728	$(1,523,913)	$162	$(177,609)
Net loss	—	—	—	—	(11,405)	—	(11,405)
February 8, 2005	1,965,654	$26	$(34,612)	$1,380,728	$(1,535,318)	$162	$(189,014)
Debt for equity exchange	16,000,000	160	—	119,840	—	—	120,000
Stock purchased	232,917	2	—	1,748	—	—	1,750
Partial shares adjustment from reverse stock split	—	(6)	—	6	—	—	—
Push down accounting adjustments	—	—	34,612	(1,342,113)	1,398,959	—	91,458
Stock issuance costs	—	—	—	(270)	—	—	(270)
Unrealized loss-marketable securities, net of tax	—	—	—	—	—	(162)	(162)
Unrealized loss-interest rate caps, net of tax	—	—	—	—	—	(107)	(107)
Net loss	—	—	—	—	(15,588)	—	(15,588)
December 31, 2005	18,198,571	$182	$—	$159,939	$(151,947)	$(107)	$8,067
Exercise of options	40,882	—	—	—	—	—	—
Vesting of restricted stock units	500	—	—	—	—	—	—
Distribution to shareholders and vested option holders	—	—	—	(71,802)	—	—	(71,802)
Amortization of stock compensation expense	—	—	—	1,408	—	—	1,408
Unrealized loss-interest rate caps, net of tax	—	—	—	—	—	(211)	(211)
Net loss	—	—	—	—	(17,405)	—	(17,405)
	18,239,953	$182	$—	$89,545	$(169,352)	$(318)	$(79,943)

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

In November 2004, the Company received $73.0 million pursuant to a tax sharing settlement agreement with Westar that terminated the existing Westar tax sharing agreement, generally settled all claims with Westar relating to the existing tax sharing agreement and generally settled all claims between Quadrangle and Westar relating to the Westar sale transaction. Contemporaneously, the Company entered into a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock.  The exchange was completed on February 8, 2005. The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock. As of March 10, 2007, Quadrangle’s ownership of the Company’s common stock is at approximately 97.1% due to the issuance of common stock pursuant to options exercised in 2006. See Note 3, “Share-Based Employee Compensation” for additional information.

As a result of Quadrangle’s increased ownership interest, the Company ‘‘pushed down’’ Quadrangle’s basis to a proportionate amount of the Company’s underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities as of February 8, 2005. The “push down” accounting adjustments did not impact cash flows.  The primary changes to the balance sheet reflected (1) the reduction of deferred customer acquisition costs and revenue, which had been subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or Quadrangle’s basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our trade names; and (5) an increase to the equity section from these adjustments. The primary changes to the income statement included (1) the reduction in other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenue; (2) the reduction in other costs of revenue and selling expenses due to lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of the Company’s debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts.

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

Due to the impact of the changes resulting from the push down accounting adjustments described above, the 2005 statements of operations and cash flows presentations separate the Company’s results into two periods:  (1) the period ending with the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

On May 12, 2006, the Company completed a recapitalization of its balance sheet by increasing its debt in order to pay a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of its common stock on May 8, 2006, including Quadrangle, which owned approximately 97.1% of the outstanding shares of the Company’s common stock at that date. This cash dividend is referred to as the May 2006 dividend. The payment of the May 2006 dividend was financed, in large part, by the April 2006 financing described in Note 7, “Debt and Capital Leases.”   Approximately $1.2 million of expense paid to third party consultants related to the financing is reflected as recapitalization costs in the Consolidated Statement of Operations and Comprehensive Loss.

As part of the recapitalization, the Company’s board of directors also approved a cash payment of $4.5 million or $2.89 for each vested and unvested option awarded in February 2005 under the 2004 Stock Option Plan, including to members of senior management. This payment is referred to as the compensatory make-whole payment. Approximately $3.2 million of this compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006 and is reflected as recapitalization costs in the Consolidated Statement of Operations and Comprehensive Loss. Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital. The Company also reduced the exercise price of each vested and unvested option by $0.98. The Company’s board decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend decreased the value of the equity interests of holders of options, as these holders were not otherwise entitled to receive the dividend. Accordingly, the Company’s board awarded the same amount to the option holders, on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price. See additional related discussion in Note 3, “Share-Based Employee Compensation.”

The Company completed its corporate consolidation efforts whereby Network Multifamily management and other support functions were consolidated with Protection One. The consolidation was effective January 1, 2006 and included conversion of Network Multifamily’s billing and general ledger software. Approximately forty positions were eliminated, including the President, Senior Vice President-Sales, Senior Vice President-Legal and Vice President-Finance. The Company accrued approximately $2.3 million for severance and retention expenses related to this consolidation and paid approximately $2.2 million of this amount as of December 31, 2005. Additional expense of approximately $20.0 thousand was incurred in January 2006 and the remaining accrued amounts were paid at that time.

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements include the accounts of Protection One’s wholly owned subsidiaries. Inter-company balances have been eliminated in consolidation.

Definitive Merger Agreement

On December 20, 2006, Protection One, Inc. entered into the Merger Agreement pursuant to which the Company will acquire IASG. Upon completion of the Merger, which is expected to close during the second quarter of 2007, holders of IASG common stock will receive 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held. Cash will be paid in lieu of fractional shares.

A special meeting of stockholders of IASG will be held on March 27, 2007 for the purpose of voting on the Merger. If approved, IASG will become a wholly owned subsidiary of Protection One, Inc. upon the consummation of the Merger.

On February 22, 2007, the Company commenced an offer to exchange up to $125,000,000 of the outstanding 12% Senior Secured Notes due 2011 of IASG (the “Old Notes”) for newly issued 12% Senior Secured Notes due 2011 of Protection One Alarm Monitoring, Inc. (the “New Notes”) (the “Exchange Offer”). The Exchange Offer is subject to the fulfillment of certain conditions, including the consummation of the Merger.

2. Summary of Significant Accounting Policies:

(a) Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  With respect to stock option awards granted under the plans that had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant, the Company, under the intrinsic value method used in connection with APB 25, had not recognized any share-based compensation expense related to stock option awards granted to employees in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

See Note 3, “Share-Based Employee Compensation” for additional information.

Pro Forma Share-Based Employee Compensation Expense

Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net loss and loss per share would have been adjusted to the following pro forma amounts:

	2005		2004
	February 9 – December 31	January 1 – February 8	Year ended December 31
	(dollar amounts in thousands except per share amounts)
Loss available for common stock, as reported	$(15,588)	$(11,405)	$(323,906)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	34
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	(2,169)	(16)	(672)
Loss available for common stock, pro forma	$(17,757)	$(11,421)	$(324,544)
Net loss per common share (basic and diluted):
As reported	$(0.86)	$(5.80)	$(164.78)
Pro forma	$(0.98)	$(5.81)	$(165.11)

(b) Revenue Recognition

Revenue is recognized when security services are provided. System installation revenue, sales revenue on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential customers with monitoring service contracts. For commercial customers and our national account customers, revenue recognition is dependent upon each specific customer contract. In instances when the Company passes title to a system, the Company recognizes the associated revenue and costs related to the sale of the equipment in the period incurred regardless of whether the sale is accompanied by a service agreement. In cases where the Company retains title to the system, the Company defers and amortizes revenue and direct costs.

The Company follows Staff Accounting Bulletin 104, or SAB104, which requires the Company to defer certain system sales and installation revenue and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. Deferred system and upgrade installation revenue is recognized over the expected life of the customer utilizing an accelerated method for residential and commercial customers and a straight-line method for Network Multifamily customers. Deferred costs in excess of deferred revenue are recognized over the initial contract term, utilizing a straight-line method, typically three to five years for Protection One Monitoring and five to ten years for Network Multifamily systems. To the extent deferred costs are less than deferred revenues, such costs are recognized over the estimated life of the customer.

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

Deferred revenue also results from customers who are billed for monitoring and extended service protection in advance of the period in which such services are provided, on a monthly, quarterly or annual basis. Revenue from monitoring activities are recognized in the period such services are provided.

(c) Inventories

Inventories, primarily comprised of alarm systems and parts, are stated at the lower of average cost or market. Inventory is shown net of an obsolescence reserve of $0.9 million and $2.5 million at December 31, 2006 and 2005, respectively. This reserve is determined based primarily upon current usage of the individual parts included in inventory.

(d) Property and Equipment

Property and equipment are stated at cost or at the fair value at February 8, 2005 to reflect the new basis of accounting and are depreciated using the straight-line method over estimated useful lives. Gains or losses from retirements and dispositions of property and equipment are recognized in income in the period realized. Repair and maintenance costs are expensed as incurred. See Note 5, “Property and Equipment,” for additional information regarding push down accounting related to property and equipment.

Estimated useful lives of property and equipment are as follows:

Furniture and fixtures	4-7 years
Data processing and telecommunication equipment and software	1-7 years
Rental equipment	estimated customer life; generally 7 years
Leasehold improvements	Lesser of lease term or useful life; generally 5-10 years
Vehicles	2-5 years
Buildings	19-40 years

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

The Company currently does not have any federal taxable earnings and does not expect to have taxable earnings in the foreseeable future. Income tax expense shown on the statements of operations represents state taxes paid by the Company’s subsidiaries.

(f) Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized gains and losses associated with available-for-sale investment securities and interest rate caps.

(g) Customer Accounts

Additions to customer accounts are stated at cost and are amortized over the estimated customer life. Internal costs incurred in support of acquiring customer accounts are expensed as incurred. Upon adoption of push down accounting as a result of Quadrangle’s increased ownership in the Company, new values for customer accounts were recorded as of February 8, 2005 to reflect the estimated fair value of these accounts.

The choice of an amortization life is based on estimates and judgments about the amounts and timing of expected future revenue from customer accounts and average customer account life. Selected periods were determined because, in management’s opinion, they would adequately match amortization cost with anticipated revenue. The Company evaluates the appropriateness of the amortization life and method of each of its customer account pools based on the actual historical attrition experience of each pool and, when deemed necessary, performs a lifing study on its customer accounts to assist it in determining appropriate lives of its customer accounts. These analyses are needed in light of the inherent declining revenue curve over the life of a pool of customer accounts. The Company has identified two distinct pools of customer accounts, each of which had distinct attributes that effect differing attrition characteristics. For the Protection One Monitoring pool, the results of lifing studies indicated that the Company can expect attrition to be greatest in years one through five of asset life and that a declining balance (accelerated) method would therefore best match the future amortization costs with the estimated revenue stream from these customer pools. The Company switches from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

The amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
Protection One Monitoring	Ten–year 135% declining balance
Network Multifamily	Nine–year straight-line

The Company is required to perform impairment tests for long-lived assets prospectively when the Company determines that indicators of impairment are present. Declines in market value of its business or the value of its customer accounts that may be incurred prospectively may also require additional impairment charges. No impairment charges were recorded in the periods presented herein.

(h) Goodwill and Trade Name

The new basis of accounting resulted in new recorded values for trade names and for goodwill as of February 8, 2005 to reflect their estimated fair values. Neither of these intangible assets is amortizable and they are therefore subject to annual impairment testing. The Company had established July 1 as its annual impairment testing date and completed its annual impairment testing during the third quarter of 2006 and 2005 and determined that no impairment of its non-amortizable intangible assets was required as of each testing date. An impairment test is also completed if events or changes in circumstances indicate that the assets might be impaired.

(i) Cash and Cash Equivalents

All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds and 30-day commercial paper or certificates of deposit, are stated at cost, which approximates market.

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

(k) Receivables

Gross receivables, which consist primarily of trade accounts receivable, of $36.3 million at December 31, 2006 and $34.9 million at December 31, 2005 have been reduced by allowances for doubtful accounts of $7.3 million and $5.0 million, respectively.

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

(l) Advertising Costs

Printed materials are expensed as incurred. Broadcast advertising costs are expensed upon the first broadcast of the respective advertisement. Total advertising expense was $3.4 million for the year ended December 31, 2006. Total advertising expense was $2.3 million and $0.1 million for the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, respectively. Total advertising expense was $2.5 million during the year ended December 31, 2004.

(m) Derivative Financial Instruments

The Company’s interest rate caps are recorded in the consolidated balance sheet at fair value and have been designated as cash flow hedges. Changes in the fair value are recognized in other comprehensive income (loss) until the hedge transaction is recognized in earnings.  The unamortized costs of the cap agreements are included in other assets. The Company amortizes the costs of the interest rate caps to interest expense over the respective lives of the agreements with any ineffectiveness in the hedging relationship recognized immediately in earnings. Payments to be received as a result of the cap agreements, if any, are accrued as a reduction of interest expense.

(n) Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial, dispersed across a wide geographic base. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for the potential credit losses. The Company has customers located throughout the United States with almost 45% of its recurring monthly revenue derived from customers located in California, Florida and Texas. A major earthquake, hurricane or other environmental disaster in an area of high account concentration could disrupt the Company’s ability to serve those customers or render those customers uninterested in continuing alarm monitoring services.

(o) Loss Per Share

Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share.”  Weighted average shares outstanding were as follows:

	December 31,	February 9 – December 31,	January 1 – February 8,	December 31,
	2006	2005		2004
Weighted average shares outstanding	18,233,221	18,198,571	1,965,654	1,965,654

For the year ended December 31, 2006, the Company had outstanding stock options that represented 0.8 million dilutive potential common shares. For the period February 9, 2005 through December 31, 2005, the Company had outstanding stock options that represented 1.0 million dilutive potential common shares. No outstanding stock options and warrants represent dilutive potential common shares for the period January 1, 2005 through February 8, 2005 or for the year ended December 31, 2004. These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for all periods presented.

(p)  New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements based on the fair value on the grant date of the equity or liability instruments used. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. The Company adopted the provisions of this Statement effective January 1, 2006, as more fully described in Note 3.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For the benefits of a tax position taken to be recognized, the tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. Protection One, Inc. will be required to adopt this interpretation in the first quarter of 2007. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial statements.

The Company adopted Staff Accounting Bulletin 108, or SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006.  SAB 108 requires quantification of misstatements using both a balance sheet and an income statement approach (“dual method” approach) and evaluation of whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

(q) Prior Year Reclassification

A reclassification has been made to prior year information to reflect interest income separately from interest expense to conform with the current year presentation.

3. Share-Based Employee Compensation:

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  With respect to stock option awards granted under the plans that had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant, the Company, under the intrinsic value method used in connection with APB 25, had not recognized any share-based compensation expense related to stock option awards granted to employees in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company had the following stock option plans under which shares were available for grant at December 31, 2006:  the 2004 Stock Option Plan (the “2004 Plan”) and the 1997 Long-Term Incentive Plan (the “LTIP”).  The 1994 Stock Option Plan is no longer active.

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

The vesting of options granted to our senior management was previously accelerated because of the change in control of the Company when Westar sold its interest in the Company to Quadrangle.

Share-Based Employee Compensation Expense

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation costs are recognized for awards that are issued beginning in 2006 and for awards that have been granted prior to December 31, 2005 but have yet to reach the end of the requisite service period. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

Exclusive of the impact of the modification to the options granted in 2005 discussed in Note 1, “The Company,” share-based compensation related to stock options granted to employees of approximately $1.4 million, or $0.08 per share (basic and fully diluted), was recorded in general and administrative expense for the year ended December 31, 2006. No tax benefit was recorded since the Company does not have taxable income and is currently reserving its tax assets. There were no amounts capitalized relating to share-based employee compensation for the year ended December 31, 2006.

The amount of expense to be recognized over the remaining service period of the modified 2005 options and the 2006 options as of December 31, 2006 is expected to be approximately $2.5 million through July 2010.

The table below summarizes stock options and warrants for the Company’s common stock outstanding as of December 31, 2006. All non-vested options at December 31, 2006 are expected to vest in the future.

Description	Exercise Price/Range of Exercise Prices	Number of Shares of Common Stock	Weighted- Average Remaining Contractual Life in years	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in Thousands)
Exercisable
1998 Options	$550.00	3,860		$550.00
1999 Options	262.50-446.375	1,750		433.77
2000 Options	71.875	2,321		71.56
2001 Options	60.30-71.00	34,550		66.73
2001 Warrants	65.825	5,000		65.83
2002 Options	103.50-137.50	6,800		115.82
2003 Options	60.00	266		60.00
2005 Options	6.52	714,463		6.52
2006 Options	14.02	4,427		14.02
		773,437	4.1 years	14.41	$3,987
Not exercisable
2005 Options	6.52	844,365		6.52
2006 Options	14.02	38,073		14.02
		882,438	4.1 years	6.84	$4,712
Outstanding		1,655,875	4.1 years	$10.41	$8,699

A summary of the Company’s nonvested stock options activity for the year ended December 31, 2006 follows:

	Shares	Weighted- Average Grant-Date Fair Value	Total Grant- Date Fair Value (Dollars in Thousands)
Nonvested at January 1, 2006	1,234,339	$5.40	$6,662
Granted	42,500	9.52	405
Vested—2003 options	(266)	40.00	(10)
Vested—2005 options	(129,903)	5.39	(700)
Cash paid on nonvested options(a)	—	—	(3,183)
Vested—modified 2005 options(a)	(259,805)	2.51	(653)
Vested—2006 options	(4,427)	9.52	(42)
Forfeited	—	—	—
Nonvested at December 31, 2006	882,438	$2.81	$2,479

(a)           The weighted-average grant-date fair value of options granted during the first quarter of 2005 was $5.39 per option. The terms of the options granted in 2005 under the 2004 Plan included antidilution provisions and were modified accordingly because of the distribution made in May 2006. The compensatory make-whole payment of $4.5 million or $2.89 per option described in Note 1, “The Company,” resulted in a reduction of the fair value of the original award by the amount of cash received resulting in an adjusted grant-date fair value of $2.51. Approximately $3.2 million of the $4.5 million cash payment related to nonvested options and was reflected as recapitalization costs in the second quarter of 2006.

The Company estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted July 25, 2006 and February 8, 2005 and to estimate the fair value of the May 12, 2006 modification of the options granted in 2005:

	July 25, 2006	May 12, 2006	February 8, 2005
Expected stock price volatility	72.7%	75.1%	82.1%
Risk free interest rate	4.96%	5.08%	3.8%
Expected option life	6 years	4.75 years	6 years
Expected dividend yield	—	—	—

The following table summarizes the Company’s activities with respect to its stock option plans for the years presented:

	Warrants And Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (Dollars in Thousands)
Outstanding at December 31, 2003	91,626	$146.65
Surrendered	(6,142)	128.50
Outstanding at December 31, 2004	85,484	147.95
Granted	1,782,947	7.50	$9,610
Surrendered	(175,030)	29.47
Outstanding at December 31, 2005	1,693,401	12.32
Granted	42,500	14.02	$405
Exercised (intrinsic value of $428,928)	(40,882)	7.50
Surrendered	(39,144)	60.06
Outstanding at December 31, 2006	1,655,875	$10.41

No cash was received for the option exercises in 2006 as the option holders elected to utilize a cashless exercise in which they surrendered vested options in lieu of a cash payment for the exercise price.

Restricted Share Units

Annual grants of RSUs are awarded to the Company’s independent board member as part of the Company’s independent director compensation plan approved in March 2005. An award of 2,000 RSUs was granted on March 28, 2005 with a per unit fair value of $7.50. An award of 1,000 RSUs was granted on April 15, 2006 with a per unit fair value of $17.25. The RSUs vest ratably over a 4-year period, provided, however, that any and all unvested RSUs shall be immediately forfeited in the event the board member ceases to serve on the Company’s board. A total of 500 RSUs vested and converted to common shares during the year ended December 31, 2006 and 2,500 RSUs remained unvested as of December 31, 2006.

Stock Appreciation Rights Plan

On February 8, 2005, pursuant to a management incentive plan, the Company’s senior management team received an aggregate of 1,996,183 Stock Appreciation Rights, or SARs. The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means Quadrangle’s sale of at least 60% of its equity interest in Protection One, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011. The exercise price of the SARs was $4.50 on the grant date and increases by 9% per annum, which is referred to as the fixed return, compounded annually, beginning on February 8, 2006. If Quadrangle sells less than 60% of its equity interest in Protection One, the exercise price applicable to an equivalent percentage of management’s SARs would be based on the fixed return through the date of such sale. Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder of a SAR to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder’s right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that Protection One may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

The SAR Plan provides that the exercise price of the SARs shall be equitably adjusted or modified as necessary to preserve the intended economic benefit of the original grant in the event there is, among other things, a recapitalization, and the SAR Plan provides that the exercise price of the SARs may be adjusted or modified upon the occurrence of any event that makes adjustment or modification appropriate and equitable to prevent inappropriate penalties or windfalls with respect to the terms of the SAR Plan and the holders of the SARs. On May 12, 2006, after determining that the $70.5 million cash dividend declared on April 27, 2006 would adversely impact the SARs granted in 2005, the Protection One board of directors agreed to amend the SARs agreements by effectively fixing the exercise price on 439,160 outstanding SARs (the modified SARs) at $5.02. Therefore, if there is not a qualified sale prior to February 8, 2011, the holders of these modified SARs will be entitled to receive the difference between $7.50 and $5.02 per SAR, or $2.48, from Protection One for a total cash outlay of approximately $1.1 million on February 8, 2011.

In November 2006, the Protection One board of directors approved the reallocation of SARs forfeited by a former executive officer to the other SAR Plan participants, Messrs. Ginsburg, Nevin and Pefanis. As proposed by Protection One’s Chief Executive Officer and approved by its board of directors, the SARs were reallocated to the applicable named executive officers in proportion to the number of SARs that they held immediately before the reallocation. Except for a reallocation upon any forfeiture by a former executive officer, the SAR Plan does not allow for any grant of additional SARs.

As of December 31, 2006, Protection One has established a liability of approximately $138,300 to reflect the portion of the modified SARs that have been earned since the date of the modification through December 31, 2006 with the associated expense reflected in general and administrative expense. Assuming there is no qualified sale prior to February 8, 2011, Protection One expects to record approximately $0.2 million in expense per year through February 8, 2011 related to these SARs. As of December 31, 2006 and 2005, no value has been ascribed to the SARs that have not been modified and no value will be allocated to those SARs unless and until it becomes probable that a qualified sale will occur.

4. Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollar amounts in thousands):

	December 31,
	2006	2005
Accrued interest	$5,452	$5,342
Accrued vacation pay	3,504	3,436
Accrued salaries, bonuses and employee benefits	6,103	5,445
Other accrued liabilities	10,142	9,877
Total accrued liabilities	$25,201	$24,100

5. Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (in thousands):

	December 31, 2006	December 31, 2005
Furniture, fixtures and equipment	$4,685	$4,290
Data processing and telecommunication	26,576	24,408
Leasehold improvements	3,102	2,762
Vehicles	7,290	8,991
Vehicles under capital leases	3,261	—
Buildings and other	5,583	5,473
Rental equipment	3,549	772
	54,046	46,696
Less accumulated depreciation	(31,616)	(25,143)
Property and equipment, net	$22,430	$21,553

Depreciation expense was $9.1 million for the year ended December 31, 2006. Depreciation expense was $11.1 million for the period February 9, 2005 through December 31, 2005 and $1.0 million for the period January 1, 2005 through February 8, 2005.  Depreciation expense was $9.9 million for the year ended December 31, 2004.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term. Accumulated depreciation of approximately $0.3 million and $16,000 was recorded on these assets as of December 31, 2006 and 2005, respectively. The following is a schedule by year of minimum future rental receipts on non-cancelable operating leases as of December 31, 2006 (dollar amounts in thousands):

2007	$636
2008	636
2009	636
2010	618
2011	223
Total minimum future rentals	$2,749

6. Intangible Assets:

The following reflects the Company’s carrying value in customer accounts as of the following periods:

	Protection One Monitoring		Network Multifamily		Total Company
	12/31/2006	12/31/2005	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(dollar amounts in thousands)
Customer accounts	$260,345	$260,319	$51,872	$51,872	$312,217	$312,191
Accumulated amortization	$(95,263)	$(68,495)	$(16,583)	$(10,821)	$(111,846)	$(79,316)
Customer accounts, net	$165,082	$191,824	$35,289	$41,051	$200,371	$232,875

Amortization expense was $32.5 million for the year ended December 31, 2006, $32.6 million for the period February 9, 2005 through December 31, 2005, $5.6 million for the period January 1, 2005 through February 8, 2005 and $68.6 million for the year ended December 31, 2004. The table below reflects the estimated aggregate customer account amortization expense for each of the five succeeding fiscal years on the existing customer account base as of December 31, 2006:

	2007	2008	2009	2010	2011
	(dollar amounts in thousands)
Estimated amortization expense	$29,687	$28,726	$28,301	$28,253	$28,145

The new basis of accounting resulted in new recorded values for trade names and for goodwill as of February 8, 2005 for both segments. Neither of these intangible assets is amortizable and they are therefore subject to annual impairment testing and when circumstances dictate. The Company completed its annual impairment tests during the third quarters of 2006 and 2005 and determined that no impairment of its non-amortizable intangible assets was required. The following table reflects these amounts as of the following dates (dollar amounts in thousands):

	Protection One Monitoring		Network Multifamily		Total Company
	12/31/2006	12/31/2005	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Trade name	$22,987	$22,987	$2,825	$2,825	$25,812	$25,812
Goodwill	$7,430	$7,430	$4,730	$4,730	$12,160	$12,160

7. Debt and Capital Leases:

Long-term debt and the fixed or weighted average interest rates and capital leases are as follows (dollar amounts in thousands):

	December 31,	December 31,
	2006	2005
Senior credit facility, maturing March 31, 2012, variable 7.86%(a)	$297,750	$233,823
Senior subordinated notes, maturing January 2009, fixed 8.125%, face value(b)	110,340	110,340
Unamortized discount on senior subordinated notes(b)	(14,997)	(20,514)
Capital leases	2,759	—
	395,852	323,649
Less current portion (including $861 in capital leases as of December 31, 2006)	(3,861)	(2,356)
Total long-term debt and capital leases	$391,991	$321,293

(a)           Represents the weighted average annual interest rate before fees at December 31, 2006. At December 31, 2005, the weighted average annual interest rate before fees was 7.4%. See “Senior credit facility” below, for additional discussion regarding an amendment in April 2006 in connection with additional financing under the senior credit facility, including a change in the maturity date of the term loan to March 31, 2012 from April 18, 2011 and a reduction in the applicable margin. The senior credit facility is secured by substantially all assets of the Company and requires quarterly principal payments of $0.75 million.

(b)          See “Valuation of Debt” below regarding the discount amount associated with the debt instruments. The effective rate to the Company due to the accretion of debt discounts is approximately 15.9% on the senior subordinated notes.

Valuation of Debt

As discussed in Note 1, “The Company,” because Quadrangle acquired substantially all of the Company’s common stock, a new basis of accounting was established at February 8, 2005, and a new value for the Company’s 8.125% senior subordinated notes due 2009 was determined based on its estimated fair market value. The discount is being amortized using the effective interest rate method over the remaining life of the debt.

Senior credit facility

On April 26, 2006, the Company entered into an amended and restated bank credit agreement increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million. Borrowings under the bank credit agreement bear interest at a rate calculated according to a base rate or a Eurodollar rate, at the Company’s discretion, plus an applicable margin. The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for a base rate borrowing and 2.5% for a Eurodollar borrowing. Subsequent to year end the applicable margin was further reduced by 0.25% to 1.25% for a base rate borrowing and 2.25% for a Eurodollar borrowing. Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing. The incremental proceeds from the amended term loan, together with approximately $10 million of excess cash were used to make an aggregate special cash distribution in May 2006 of approximately $75 million, including a dividend to holders of the Company’s common stock and to make related payments to members of management of the Company who hold options for the Company’s common stock. The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $22.9 million remains available as of March 10, 2007 after reducing total availability by approximately $2.1 million for an outstanding letter of credit. The revolving credit facility matures in 2010 and the term loan matures March 31, 2012, subject to earlier maturity if the Company does not refinance its 8.125% senior subordinated notes due 2009 before July 2008.

The bank credit agreement required the Company to enter into a hedge agreement to provide interest rate protection on at least $70.0 million of the term loans for not less than two years. The hedging requirement under the amended and restated bank credit agreement did not change. To satisfy this requirement and to further limit its exposure to interest rate risk on the variable rate senior credit facility, the Company entered into two separate interest rate cap agreements in May 2005 for a one-time aggregate cost of approximately $0.9 million. The Company’s objective is to protect against increases in interest expense caused by fluctuation in the LIBOR interest rate. One interest rate cap provides protection on $75 million of the Company’s long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%. A second interest rate cap provides protection on $75 million of the Company’s long term debt over a three-year period ending May 23, 2008 if LIBOR exceeds 5%.

The unamortized cost of the cap agreements at December 31, 2006 and 2005 was $0.8 million and $0.9 million, respectively. The fair market value of the cap agreements was $0.5 million and $0.8 million at December 31, 2006 and 2005, respectively, which is included in other assets. The Company amortizes the costs of the interest rate caps to interest expense over the respective lives of the agreements. In 2006, the Company amortized approximately $76,000 to interest expense and was entitled to receive approximately $143,000 as a result of the cap agreements for a net reduction to interest expense of approximately $67,000. There was no ineffectiveness in the hedging relationship of the interest rate caps.

Senior Subordinated Notes

In 1998, the Company issued $350 million aggregate principal amount of unsecured 8.125% senior subordinated notes and has since repurchased approximately $239.7 million of the notes. Interest on these notes is payable semi-annually on January 15 and July 15. The notes are redeemable at the Company’s option, in whole or in part, at a predefined price.

Capital Leases

The Company acquired vehicles in 2006 under a capital lease arrangement whereby it leases vehicles over a 4-year lease term. Accumulated depreciation on these assets as of December 31, 2006 was approximately $423,000. The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of December 31, 2006 (in thousands):

2007	$981
2008	980
2009	964
2010	325
Total minimum lease payments	3,250
Less: Estimated executory costs	(216)
Net minimum lease payments	3,034
Less: Amount representing interest	(275)
Present value of net minimum lease payments(a)	$2,759

(a)           Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $861 and $1,898, respectively.

Debt Maturities

Excluding capital lease agreements described above, debt maturities over the succeeding five years and thereafter are as follows (dollar amounts in thousands):

2007	$3,000
2008	294,750	(a)
2009	110,340	(b)
2010	—
2011	—
Thereafter	—
Total	$408,090

(a)           Assumes (i) payment of 8.125% senior subordinated notes at contractual maturity date of January 15, 2009; and (ii) senior credit facility subject to early maturity date of June 30, 2008.

(b)          Face amount of $110,340 excludes discount of $14,997 at December 31, 2006.

Debt Covenants

The indenture relating to the Company’s 8.125% senior subordinated notes due 2009 and the amended and restated bank credit agreement contain certain covenants and restrictions, including with respect to the Company’s ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation, and amortization, or EBITDA. The definition of EBITDA varies between the indenture and the amended and restated bank credit agreement. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue. However, under the varying definitions, additional adjustments are sometimes required.

The Company’s amended and restated senior credit agreement and the indenture relating to its 8.125% senior subordinated notes due 2009 contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Senior credit facility (as amended and restated)

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

At December 31, 2006, the Company was in compliance with the financial covenants and other maintenance tests for its senior credit facility but did not meet the interest coverage ratio incurrence test under its 8.125% senior subordinated notes indenture relating to its ability to incur additional ratio indebtedness. Although the Company did not satisfy the interest coverage ratio test under the 8.125% senior subordinated notes indenture at December 31, 2006, its failure to satisfy such ratio test did not render the notes, or any other debt, callable.  The interest coverage ratio test under this indenture is an incurrence based test (not a maintenance test), and the Company cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test. Although continued failure to meet the interest ratio coverage test would result in restrictions on its ability to incur additional ratio indebtedness, the Company may borrow additional funds under other permitted indebtedness provisions of the indenture, which borrowings are currently expected to provide sufficient liquidity for its operations.

8. Related Party Transactions

Quadrangle Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of Quadrangle, will provide business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments. The Quadrangle management agreements also provide that when and if the Advisors advise or consult with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company does not engage a financial advisor with respect to such divesture) or financing transaction, they may also invoice the Company for, and the Company shall pay, additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction. For the year ended December 31, 2006, approximately $1.5 million was expensed related to these agreements. For the period February 9, 2005 through December 31, 2005, approximately $1.4 million was expensed related to these agreements.

The Quadrangle management agreements are effective as of February 8, 2005 and shall continue in effect from year to year unless amended or terminated by mutual consent of the parties, subject to automatic termination in certain specified situations and subject to termination at any time upon ninety days notice by either party.   The Company expects to terminate the Quadrangle management agreements in connection with the completion of the merger with IASG. Upon such termination, the members of the

Company’s board of directors who are affiliated with Quadrangle are expected to begin receiving compensation for their services as members of board of directors equal to that provided to the Company’s independent director.

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

Westar Energy has claimed that the Company should reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative service agreement. See Note 9, “Commitments and Contingencies—Administrative Services Agreement,” for further discussion related to the claim.

Credit Facility

The Quadrangle credit facility was repaid in full on April 18, 2005 in connection with the consummation of the bank credit agreement. The following table indicates the amount of interest accrued and paid on the credit facility for the periods listed (dollar amounts in millions).

	February 9 –	January 1 –
	April 18, 2005	February 8, 2005
Interest Accrued	$1.5	$1.9
Interest Paid	$1.5	$1.9

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

9. Commitments and Contingencies:

Security Response Network and Homesafe Security Arbitration

The Company is a defendant in an arbitration proceeding brought by two former Protection One dealers, Security Response Network and Homesafe Security, Inc. and the owner of these companies, Mr. Ira Beer. Mr. Beer alleges breach of contract, improper calculation of holdback amounts, and other causes of action. On February 16, 2007, the arbitrator rendered a Tentative Arbitration Award, awarding the plaintiffs damages for approximately 50 customer accounts purportedly sold to the Company by plaintiffs, plus interest, plaintiffs’ costs and reasonable attorney fees. The award directs counsel for the parties to submit to the arbitrator their respective calculations of these amounts. On March 1, 2007 the Company received plaintiffs’ brief, which calculates total damages, including interest, of $107,994, attorneys’ fees of $176,776 and costs of $31,855. The Company intends to file its reply brief, contesting certain of plaintiffs’ calculations, no later than the March 23, 2007 deadline imposed by the arbitrator. In the opinion of management, this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Scardino Litigation

On April 17, 2006, the Company was named a defendant in a litigation proceeding brought by Frank and Anne Scardino arising out of a June 2005 fire at their home in Villanova, Pennsylvania (Frank and Anne Scardino v. Eagle Systems, Inc., Eagle Monitoring, Inc. and Protection One Alarm Monitoring, Inc. d/b/a

Dynawatch, Delaware County, Pennsylvania Court of Common Pleas, Cause No. 06-4485). The complaint alleges that the defendants failed to provide contracted fire detection and monitoring services, breaching their contractual and warranty obligations in violation of Pennsylvania Unfair Trade Practices and Consumer Protection Law, resulting in alleged damages to plaintiffs in excess of $3.0 million. Under the Unfair Trade Practices and Consumer Protection Law, claimants may be entitled to seek treble damages, attorneys’ fees and costs. The complaint also alleged negligence and gross negligence; however, the Company’s Preliminary Objections to these counts were granted by the court, and were accordingly dismissed.

The litigation is at a preliminary stage and the Company is investigating to determine the facts and circumstances involved in this matter. The Company has notified its liability insurance carriers of the claim and has answered the remaining counts. Discovery has commenced in the matter.

The Company does not believe that it breached its contractual obligations or otherwise violated its duties in connection with this matter. In the opinion of management, the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

General Claims and Disputes

The Company is a party to claims and matters of litigation incidental to the normal course of its business. Additionally, the Company receives notices of consumer complaints filed with various state agencies. The Company has developed a dispute resolution process for addressing these administrative complaints. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management, the resolution of such matters will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

Administrative Services Agreement

Westar Energy, the Company’s former majority stockholder, has claimed that the Company is obligated to reimburse Westar Energy for as much as $1.2 million for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative services agreement.  The Company disputes these claims. In the opinion of management, this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

10. Income Taxes

Components of income tax (expense) benefit are as follows (dollar amounts in thousands):

	Year Ended	2005		Year Ended
	December 31,	February 9 –	January 1 –	December 31,
	2006	December 31	February 8	2004
Federal
Current	$—	$—	$—	$46,913
Deferred	—	—	—	(286,309)
State
Current	(416)	(312)	(35)	(183)
Deferred	(251)	—	—	—
Total	$(667)	$(312)	$(35)	$(239,579)

The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

	Year ended December 31,	February 9 – December 31,	January 1 – February 8,	Year ended December 31,
	2006	2005		2004
Federal statutory tax rate	35%	35%	35%	35%
State income tax benefit, net of federal expense	4	1	2	4
Non-deductible change in control, debt restructuring costs and other	(4)	(2)	(20)	(5)
Valuation allowance	(39)	(36)	(17)	(318)
Other	—	—	—	—
	(4)%	(2)%	0%	(284)%

Management believes the Company’s net deferred tax assets are not likely realizable and therefore a valuation allowance has been established against the deferred tax assets, as can be seen in the table below. The remaining deferred tax liability represents the state deferred tax liability which cannot be offset by the state deferred tax asset of subsidiary companies with taxable income that are subject to tax in states that require separate company income tax filing. In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

Deferred income tax assets and liabilities were composed of the following (dollar amounts in thousands):

	2006	2005
Deferred tax asset, current:
Accrued liabilities	$3,632	$3,178
Accounts receivable, due to allowance	2,792	1,872
Other	373	1,213
Valuation allowance	(6,797)	(6,263)
	$—	$—
Deferred tax asset, noncurrent:
Net operating loss carryforwards(a)	$26,652	$27,599
Property & equipment	11,115	7,140
Deferred customer acquisition costs (net of revenue)	(17,306)	(12,530)
Customer accounts	(5,924)	(12,252)
Goodwill	6,087	6,870
Other intangibles	(641)	118
Debt	(5,118)	(7,411)
Other	919	544
Valuation allowance	(16,035)	(10,078)
	$(251)	$—

(a)           Federal net operating loss carryforwards of $5,753, $2,814, $45,561 and $15,683 will expire in the years 2026, 2025, 2024 and 2023, respectively. Total state net operating losses of approximately the same amount have various expiration dates.

The Company had a tax sharing agreement with Westar Energy during the period that Westar owned a controlling interest in the Company. Pursuant to this agreement, Westar Energy made payments to the Company for current tax benefits utilized by Westar Energy in its consolidated tax return irrespective of whether the Company would realize these current benefits on a separate return basis. As of December 31, 2003, other than for net operating loss carryforwards, no valuation allowance had been established by the Company because the tax sharing agreement utilized a parent company down approach in the allocation of income tax expense among members of the consolidated tax group and, consistent with that approach, no valuation allowance had been allocated to the Company. As a result of the February 17, 2004 sale transaction, $285.9 million of the Company’s net deferred tax assets were not expected to be realizable, and the Company therefore recorded a non-cash charge against income in 2004 to establish a valuation allowance for these assets.

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

The Company is also potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the February 17, 2004 sale transaction. See Note 9, “Commitments and Contingencies—Tax Sharing Agreement” for additional information.

11.          Employee Benefit Plans:

401(k) Plans

The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code for each of its segments.

Protection   One 401(k) Plan.   The Company makes contributions to the Protection One 401(k) Plan, which contributions are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company’s matching contribution may be made in common stock, in cash or in a combination of both stock and cash. For the year ended December 31, 2006, the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005 and for the year ended December 31, 2004, Protection One made matching cash contributions to the plan of $1.3 million, $0.9 million, $0.1 million and $1.0 million, respectively. The funds of the plan are deposited with a trustee and at each participant’s option in one or more investment funds, including a Company stock fund. Contributions to the Company stock fund were suspended during 2003, and have not resumed as of March 10, 2007. The plan was amended effective January 1, 2001 requiring the Company to match employees’ contributions up to specified maximum limits.

Network   Multifamily 401(k) Plan.   As part of the corporate consolidation process described in Note 1, “The Company,” the Network Multifamily 401(k) plan was merged with the Protection One 401(k) plan as of March 1, 2006. For the period February 9, 2005 through December 31, 2005 and for the year ended December 31, 2004, the Company made matching cash contributions to the plan of $0.2 million. The funds of the plan were deposited with a trustee and at each participant’s option in one or more investment funds.

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

12.          Leases:

The Company leases office facilities and equipment for lease terms maturing through 2013. Future minimum lease payments under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year ended December 31,
2007	$5,284
2008	3,937
2009	2,641
2010	2,171
2011	1,448
Thereafter	743
$16,224

Total rent expense for the year ended December 31, 2006, the periods February 9, 2005 through December 31, 2005, and January 1, 2005 through February 8, 2005, and for the year ended December 31, 2004, was $5.3 million, $4.9 million, $0.6 million and $7.2 million, respectively.

13.          Fair Market Value of Financial Instruments:

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities.

The fair value of the Company’s debt instruments are estimated based on quoted market prices except for the senior credit facility, which had no available quote and was estimated by the Company based on the terms of the facility and comparison to similar debt. At December 31, the fair value and carrying amount of the Company’s debt for the years indicated were as follows (dollar amounts in thousands):

	Fair Value		Carrying Value
	2006	2005	2006	2005
Senior credit facility	$297,750	$233,823	$297,750	$233,823
Senior Subordinated Notes (8.125%)	107,582	106,478	95,343	89,826
	$405,332	$340,301	$393,093	$323,649

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”  The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenue) and other items, referred to as Adjusted EBITDA.

Reportable segments (dollar amounts in thousands):

	For the year ended December 31, 2006
	Protection	Network
	One	Multi-
	Monitoring(1)	family(2)	Adjustments(3)	Consolidated
Revenue	$236,156	$34,396	$	$270,552
Adjusted EBITDA(4)	67,163	17,067		84,230
Amortization of intangibles and depreciation expense	35,238	6,429		41,667
Amortization of deferred costs in excess of amortization of deferred revenue	16,621	952		17,573
Corporate consolidation costs	—	20		20
Recapitalization costs	4,452	—		4,452
Segment assets	389,039	60,461	(5,547)	443,953
Expenditures for property, exclusive of rental equipment	4,047	510		4,557
Investment in new accounts and rental equipment, net	30,014	2,211		32,225

	2005
	Protection One Monitoring(1)		Network Multifamily(2)			Consolidated
	February 9 –	January 1 –	February 9 –	January 1 –		February 9 –	January 1 –
	December 31	February 8	December 31	February 8	Adjustments(3)	December 31	February 8
Revenue	$202,775	$24,480	$31,706	$4,063	$	$234,481	$28,543
Adjusted EBITDA(4)	61,281	7,228	14,616	1,780		75,897	9,008
Amortization of intangibles and depreciation expense	37,954	6,112	5,788	526		43,742	6,638
Amortization of deferred costs in excess of amortization of deferred revenue	7,937	2,239	552	598		8,489	2,837
Change of control and debt restructuring costs	—	5,939	—	—		—	5,939
Corporate consolidation costs	—	—	2,339	—		2,339	—
Key employee retention plan expense	—	354	—	81		—	435
Segment assets	389,007	—	64,529	—	(17,234)	436,302	—
Expenditures for property, exclusive of rental equipment	5,516	249	164	1		5,680	250
Investment in new accounts and rental equipment, net	21,835	1,902	1,439	325		23,274	2,227

	For the year ended December 31, 2004
	Protection	Network
	One	Multi-
	Monitoring(1)	family(2)	Adjustments(3)	Consolidated
Revenue	$231,513	$37,746	$	$269,259
Adjusted EBITDA(4)	71,414	16,402		87,816
Amortization of intangibles and depreciation expense	73,560	4,895		78,455
Amortization of deferred costs in excess of amortization of deferred revenue	16,757	4,785		21,542
Change in control, debt restructuring and retention bonus expense	25,681	2,167		27,848
Segment assets	446,689	82,676	(68,321)	461,044
Expenditures for property	8,830	493		9,323
Investment in new accounts, net	18,585	2,832		21,417

(1)          Includes allocation of holding company expenses reducing Adjusted EBITDA by $3.7 million, $3.5 million, $0.3 million and $3.0 million for the year ended December 31, 2006, the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, and for the year ended December 31, 2004, respectively.

(2)          Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.9 million, $0.9 million, $0.1 million and $0.7 million for the year ended December 31, 2006, the periods February 9, 2005 through December 31, 2005 and January 1, 2005 through February 8, 2005, and for the year ended December 31, 2004, respectively.

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

	Consolidated
	Year Ended	February 9 –	January 1 –	Year Ended
	December 31,	December 31	February 8	December 31,
	2006	2005		2004
	(Dollars in thousands)
Loss before income taxes	$(16,738)	$(15,276)	$(11,370)	$(84,327)
Plus:
Interest expense	35,900	30,634	4,544	44,398
Amortization of intangibles and depreciation expense	41,667	43,742	6,638	78,455
Amortization of deferred costs in excess of amortization of deferred revenue	17,573	8,489	2,837	21,542
Amortization of stock based compensation costs	1,408	—	—	—
Recapitalization costs	4,452	—	—	—
Change in control and debt restructuring costs	—	—	5,939	24,382
Key employee retention plan expense(a)	—	—	435	3,466
Corporate consolidation costs(b)	20	2,339	—	—
Loss on retirement of debt	—	6,657	—	47
Less:
Other income	(52)	(688)	(15)	(147)
Adjusted EBITDA	$84,230	$75,897	$9,008	$87,816

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

15.          Summarized Combined Financial Information of the Subsidiary Guarantors of Debt:

Protection One Alarm Monitoring, Inc., a wholly-owned subsidiary of the Company, is the primary obligor for all outstanding debt securities (see Note 7, “Debt and Capital Leases”). These debt securities are fully and unconditionally guaranteed by Protection One, Inc. and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc. The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries. Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis is presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006
(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$202,393	$44,977	$—	$247,370
Other	—	22,684	498	—	23,182
Total revenue	—	225,077	45,475	—	270,552
Cost of revenue
Monitoring and related services	—	58,804	13,019	—	71,823
Other	—	27,954	1,610	—	29,564
Total cost of revenue	—	86,758	14,629	—	101,387
Operating expenses
Selling	—	38,683	2,320	—	41,003
General and administrative (exclusive of $3.2 million of compensation costs included in Recapitalization costs for Protection One, Inc.)	6,003	53,056	3,854	—	62,913
Corporate consolidation costs	—	—	20	—	20
Recapitalization costs	3,267	1,185	—	—	4,452
Amortization and depreciation	7	34,436	7,224	—	41,667
Holding company allocation	(4,595)	3,676	919	—	—
Corporate overhead allocation	—	(4,523)	4,523	—	—
Total operating expenses	4,682	126,513	18,860	—	150,055
Operating income (loss)	(4,682)	11,806	11,986	—	19,110
Other expense (income)
Interest expense(a)	—	36,557	855	—	37,412
Interest income	—	(1,508)	(4)	—	(1,512)
Other	—	(134)	82	—	(52)
Equity (earnings) loss in subsidiary	12,723	(10,386)	—	(2,337)	—
Total other expense	12,723	24,529	933	(2,337)	35,848
Income (loss) from continuing operations before income taxes	(17,405)	(12,723)	11,053	2,337	(16,738)
Income tax expense	—	—	(667)	—	(667)
Net income (loss)	$(17,405)	$(12,723)	$10,386	$2,337	$(17,405)

(a)           Protection One Alarm Monitoring, Inc. allocated $855 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations
For the Period February 9, 2005 through December 31, 2005
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$178,346	$41,129	$—	$219,475
Other	—	14,918	88	—	15,006
Total revenue	—	193,264	41,217	—	234,481
Cost of revenue:
Monitoring and related services	—	51,401	10,842	—	62,243
Other	—	18,145	671	—	18,816
Total cost of revenue	—	69,546	11,513	—	81,059
Operating expenses
Selling	—	26,690	2,166	—	28,856
General and administrative	4,590	43,822	8,746	—	57,158
Corporate consolidation costs	—	—	2,339	—	2,339
Amortization and depreciation	4	37,140	6,598	—	43,742
Holding company allocation	(4,371)	3,497	874	—	—
Corporate overhead allocation	—	(897)	897	—	—
Total operating expenses	223	110,252	21,620	—	132,095
Operating income (loss)	(223)	13,466	8,084	—	21,327
Other expense (income)
Interest expense(a)	—	28,520	740	—	29,260
Related party interest	—	1,951	—	—	1,951
Interest income	—	(570)	(7)	—	(577)
Loss on retirement of debt	—	6,657	—	—	6,657
Other	19,566	(20,288)	34	—	(688)
Equity earnings in subsidiary	(4,201)	(7,005)	—	11,206	—
Total other expense	15,365	9,265	767	11,206	36,603
Income (loss) from continuing operations before income taxes	(15,588)	4,201	7,317	(11,206)	(15,276)
Income tax expense	—	—	(312)	—	(312)
Net income (loss)	$(15,588)	$4,201	$7,005	$(11,206)	$(15,588)

(a)           Protection One Alarm Monitoring, Inc. allocated $740 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations
For the Period January 1, 2005 through February 8, 2005
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$21,455	$5,000	$—	$26,455
Other	—	1,916	172	—	2,088
Total revenue	—	23,371	5,172	—	28,543
Cost of revenue:
Monitoring and related services	—	6,151	1,249	—	7,400
Other	—	2,571	743	—	3,314
Total cost of revenue	—	8,722	1,992	—	10,714
Operating expenses
Selling	—	3,699	290	—	3,989
General and administrative	792	6,054	1,258	—	8,104
Change of control and debt restructuring costs	5,939	—	—	—	5,939
Amortization and depreciation	—	6,058	580	—	6,638
Holding company allocation	(437)	350	87	—	—
Corporate overhead allocation	—	(110)	110	—	—
Total operating expenses	6,294	16,051	2,325	—	24,670
Operating income (loss)	(6,294)	(1,402)	855	—	(6,841)
Other expense (income)
Interest expense(a)	—	2,619	103	—	2,722
Related party interest	—	1,942	—	—	1,942
Interest income	—	(120)	—	—	(120)
Other	—	(15)	—	—	(15)
Equity (earnings) loss in subsidiary	5,111	(717)	—	(4,394)	—
Total other expense	5,111	3,709	103	(4,394)	4,529
Income (loss) from continuing operations before income taxes	(11,405)	(5,111)	752	4,394	(11,370)
Income tax expense	—	—	(35)	—	(35)
Net income (loss)	$(11,405)	$(5,111)	$717	$4,394	$(11,405)

(a)           Protection One Alarm Monitoring, Inc. allocated $103 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations
For the year ended December 31, 2004
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$201,228	$46,270	$—	$247,498
Other	—	20,089	1,672	—	21,761
Total revenue	—	221,317	47,942	—	269,259
Cost of revenue:
Monitoring and related services	—	57,292	12,306	—	69,598
Other	—	25,810	6,171	—	31,981
Total cost of revenue	—	83,102	18,477	—	101,579
Operating expenses:
Selling	—	30,733	2,762	—	33,495
General and administrative	4,752	56,124	10,501	—	71,377
Change in control and debt restructuring costs	22,839	—	1,543	—	24,382
Amortization and depreciation	2	73,046	5,407	—	78,455
Holding company allocation	(3,720)	2,976	744	—	—
Corporate overhead allocation	—	(1,123)	1,123	—	—
Total operating expense	23,873	161,756	22,080	—	207,709
Operating income (loss)	(23,873)	(23,541)	7,385	—	(40,029)
Other expense (income):
Interest expense(a)	—	23,230	3,576	—	26,806
Related party interest	—	18,082	—	—	18,082
Interest income	—	(486)	(4)	—	(490)
Loss on retirement of debt	—	47	—	—	47
Other	—	(147)	—	—	(147)
Equity loss in subsidiary	302,029	231	—	(302,260)	—
Total other expense	302,029	40,957	3,572	(302,260)	44,298
Loss from continuing operations before income taxes	(325,902)	(64,498)	3,813	302,260	(84,327)
Income tax (expense) benefit	1,996	(237,531)	(4,044)		(239,579)
Net income (loss)	$(323,906)	$(302,029)	$(231)	$302,260	$(323,906)

(a)           Protection One Alarm Monitoring, Inc. allocated $3,576 of its interest expense to Network Multifamily.

Condensed Consolidating Balance Sheet (Deficiency in Assets)
December 31, 2006
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$24,569	$31	$—	$24,600
Receivables, net	—	22,848	6,170	—	29,018
Inventories, net	—	3,115	1,438	—	4,553
Prepaid expenses	33	3,185	98	—	3,316
Other	—	2,701	459	—	3,160
Total current assets	33	56,418	8,196	—	64,647
Restricted cash	—	1,900	—	—	1,900
Property and equipment, net	4	20,991	1,435	—	22,430
Customer accounts, net	—	161,386	38,985	—	200,371
Goodwill	—	6,142	6,018	—	12,160
Trade name	—	22,987	2,825		25,812
Deferred customer acquisition costs	—	97,948	8,006	—	105,954
Other	—	8,809	1,870	—	10,679
Accounts receivable (payable) from (to) associated companies	(67,580)	70,316	(2,736)	—	—
Investment in POAMI	(11,697)	—	—	11,697	—
Investment in subsidiary guarantors	—	58,238	—	(58,238)	—
Total assets	$(79,240)	$505,135	$64,599	$(46,541)	$443,953
Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$3,861	$—	$—	$3,861
Accounts payable	—	3,172	389	—	3,561
Accrued liabilities	703	23,518	980	—	25,201
Deferred revenue	—	33,538	3,476	—	37,014
Total current liabilities	703	64,089	4,845	—	69,637
Long-term debt, net of current portion	—	391,991	—	—	391,991
Deferred customer acquisition revenue	—	59,850	931	—	60,781
Deferred tax liability	—	—	251	—	251
Other	—	902	334	—	1,236
Total Liabilities	703	516,832	6,361	—	523,896
Stockholders’ Equity (Deficiency in Assets)
Common stock	182	2	1	(3)	182
Additional paid in capital	89,545	1,416,051	194,913	(1,610,964)	89,545
Accumulated other comprehensive loss	(318)	(318)	—	318	(318)
Deficit	(169,352)	(1,427,432)	(136,676)	1,564,108	(169,352)
Total stockholders’ equity (deficiency in assets)	(79,943)	(11,697)	58,238	(46,541)	(79,943)
Total liabilities and stockholders’ equity (deficiency in assets)	$(79,240)	$505,135	$64,599	$(46,541)	$443,953

Condensed Consolidating Balance Sheet
December 31, 2005
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$19,468	$425	$—	$19,893
Receivables, net	—	23,526	6,335	—	29,861
Inventories, net	—	2,790	1,676	—	4,466
Prepaid expenses	28	2,497	658	—	3,183
Other	—	3,173	10	—	3,183
Total current assets	28	51,454	9,104	—	60,586
Restricted cash	—	1,597	—	—	1,597
Property and equipment, net	10	19,823	1,720	—	21,553
Customer accounts, net	—	187,570	45,305	—	232,875
Goodwill	—	6,142	6,018	—	12,160
Trade name	—	22,987	2,825		25,812
Deferred customer acquisition costs	—	66,253	6,945	—	73,198
Other	—	8,518	3	—	8,521
Accounts receivable (payable) from (to) associated companies	7,752	9,481	(17,233)	—	—
Investment in POAMI	1,237	—	—	(1,237)	—
Investment in subsidiary guarantors	—	47,852	—	(47,852)	—
Total assets	$9,027	$421,677	$54,687	$(49,089)	$436,302
Liabilities and Stockholder Equity
Current liabilities:
Current portion of long-term debt	$—	$2,356	$—	$—	$2,356
Accounts payable	—	2,601	125	—	2,726
Accrued liabilities	960	21,492	1,648	—	24,100
Deferred revenue	—	33,159	3,312	—	36,471
Total current liabilities	960	59,608	5,085	—	65,653
Long-term debt, net of current portion	—	321,293	—	—	321,293
Deferred customer acquisition revenue	—	38,746	1,127	—	39,873
Other	—	793	623	—	1,416
Total Liabilities	960	420,440	6,835	—	428,235
Stockholders’ Equity
Common stock	182	2	1	(3)	182
Additional paid in capital	159,939	1,416,051	202,457	(1,618,508)	159,939
Accumulated other comprehensive loss	(107)	(107)	—	107	(107)
Deficit	(151,947)	(1,414,709)	(154,606)	1,569,315	(151,947)
Total stockholders’ equity	8,067	1,237	47,852	(49,089)	8,067
Total liabilities and stockholders’ equity	$9,027	$421,677	$54,687	$(49,089)	$436,302

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006
(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,530)	$36,128	$16,929	$—	$49,527
Cash flows from investing activities:
Purchases of new accounts	—	—	(27)	—	(27)
Deferred customer acquisition costs	—	(56,303)	(2,192)	—	(58,495)
Deferred customer acquisition revenue	—	29,092	(19)	—	29,073
Purchase of property and equipment	—	(3,957)	(600)	—	(4,557)
Purchase of rental equipment	—	(2,776)	—	—	(2,776)
Additional investment in restricted cash	—	(212)	—		(212)
Proceeds from disposition of assets	—	295	12	—	307
Net cash used in investing activities	—	(33,861)	(2,826)	—	(36,687)
Cash flows from financing activities:
Payments on long-term debt	—	(2,839)	—	—	(2,839)
Distribution to shareholders	(70,490)	—	—	—	(70,490)
Make-whole payment to vested option holders	(1,312)	—	—	—	(1,312)
Proceeds from borrowings	—	66,767	—	—	66,767
Debt issue costs	—	(259)	—	—	(259)
To (from) related companies	75,332	(60,835)	(14,497)	—	—
Net cash provided by (used in) financing activities	3,530	2,834	(14,497)	—	(8,133)
Net increase (decrease) in cash and cash equivalents	—	5,101	(394)	—	4,707
Cash and cash equivalents:
Beginning of period	—	19,468	425	—	19,893
End of period	$—	$24,569	$31	$—	$24,600

Condensed Consolidating Statement of Cash Flows
For the Period February 9, 2005 through December 31, 2005
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,853)	$29,541	$12,725	$—	$40,413
Cash flows from investing activities:
Deferred customer acquisition costs	—	(45,257)	(1,605)	—	(46,862)
Deferred customer acquisition revenue	—	24,193	167	—	24,360
Investment in non-monitored leased equipment	—	(772)	—	—	(772)
Purchase of property and equipment	—	(5,400)	(280)	—	(5,680)
Increase in restricted cash	—	(631)	—	—	(631)
Proceeds from redemption of preferred stock	—	4,399	—	—	4,399
Proceeds from disposition of marketable securities and other assets	—	946	89	—	1,035
Net cash used in investing activities	—	(22,522)	(1,629)	—	(24,151)
Cash flows from financing activities:
Payments on long-term debt	—	(212,714)	—	—	(212,714)
Payment on credit facility	—	(81,000)	—	—	(81,000)
Proceeds from borrowings	—	250,000	—	—	250,000
Proceeds from sale of common stock	1,750	—	—	—	1,750
Debt issue costs	—	(6,978)	—	—	(6,978)
Stock issue costs	(270)	—	—	—	(270)
Payment for interest rate cap	—	(922)	—	—	(922)
To (from) related companies	373	10,806	(11,179)	—	—
Net cash provided by (used in) financing activities	1,853	(40,808)	(11,179)	—	(50,134)
Net decrease in cash and cash equivalents	—	(33,789)	(83)	—	(33,872)
Cash and cash equivalents:
Beginning of period	—	53,257	508	—	53,765
End of period	$—	$19,468	$425	$—	$19,893

Condensed Consolidating Statement of Cash Flows
For the Period January 1, 2005 through February 8, 2005
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,787)	$8,265	$2,232	$—	$3,710
Cash flows from investing activities:
Deferred customer acquisition costs	—	(4,049)	(169)	—	(4,218)
Deferred customer acquisition revenue	—	2,147	(156)	—	1,991
Purchase of property and equipment	—	(249)	(1)	—	(250)
Proceeds from disposition of assets and sale of customer accounts	—	—	4	—	4
Net cash used in investing activities	—	(2,151)	(322)	—	(2,473)
Cash flows from financing activities:
To (from) related companies	6,787	(4,801)	(1,986)	—	—
Net cash provided by (used in) financing activities	6,787	(4,801)	(1,986)	—	—
Net increase (decrease) in cash and cash equivalents	—	1,313	(76)	—	1,237
Cash and cash equivalents:
Beginning of period	—	51,944	584	—	52,528
End of period	$—	$53,257	$508	$—	$53,765

Condensed Consolidating Statement of Cash Flows
December 31, 2004
(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17,875)	$68,750	$10,939	$—	$61,814
Cash flows from investing activities:
Installation and purchases of new accounts	—	—	(14)	—	(14)
Deferred customer acquisition costs	—	(39,267)	(3,453)	—	(42,720)
Deferred customer acquisition revenue	—	20,697	620	—	21,317
Purchase of property and equipment	(13)	(8,666)	(644)	—	(9,323)
Proceeds from disposition of assets and sale of customer accounts	—	329	42	—	371
Net cash used in investing activities	(13)	(26,907)	(3,449)	—	(30,369)
Cash flows from financing activities:
Payment on long-term debt	—	(14,500)	—	—	(14,500)
Proceeds from sale of trademark	—	160	—	—	160
Funding from Westar	(53)	273	—	—	220
Due to (from) related companies	17,941	(9,663)	(8,278)	—	—
Net cash provided by (used in) financing activities	17,888	(23,730)	(8,278)	—	(14,120)
Net increase (decrease) in cash and cash equivalents	—	18,113	(788)	—	17,325
Cash and cash equivalents:
Beginning of period	—	33,831	1,372	—	35,203
End of period	$—	$51,944	$584	$—	$52,528

16. Unaudited Quarterly Financial Information:

The following is a summary of the unaudited quarterly financial information for 2006 and 2005, respectively (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
2006
Revenue	$66,676	$67,150	$67,620	$69,106
Net loss	$(2,507)	$(6,663)	$(3,540)	$(4,695)
Basic and diluted loss per share	$(0.14)	$(0.36)	$(0.19)	$(0.26)
Weighted average number of shares of common stock outstanding	18,213	18,240	18,240	18,240

			Quarter Ended
	January 1 –	February 9 –
	February 8	March 31	June 30	September 30	December 31
2005
Revenue	$28,543	$36,911	$65,441	$65,623	$66,506
Net loss	$(11,405)	$(3,242)	$(7,891)	$(2,212)	$(2,243)
Basic and diluted loss per share	$(5.80)	$(0.18)	$(0.43)	$(0.12)	$(0.13)
Weighted average number of shares of common stock outstanding	1,966	18,199	18,199	18,199	18,199

PROTECTION ONE, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollar amounts in thousands)

Description	Balance at Beginning of period	Charged to costs and expenses	Deductions(a)	Balance at End of Period
Year ended December 31, 2004
Allowances deducted from assets for doubtful accounts	$6,899	$729	$(2,052)	$5,576
Year ended December 31, 2005
Allowances deducted from assets for doubtful accounts	$5,576	$1,936	$(2,533)	$4,979
Year ended December 31, 2006
Allowances deducted from assets for doubtful accounts	$4,979	$3,099	$(820)	$7,258

(a)           Results from write-offs.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure during the two most recent fiscal years.

ITEM 9A.        CONTROLS AND PROCEDURES

As of December 31, 2006, the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures  (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management’s control objectives.

During the fourth fiscal quarter ended December 31, 2006, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter that were not reported.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information relating to our directors, nominees for directors and executive officers is set forth under the heading “Election of Directors” in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2007, which will be filed with the Securities and Exchange Commission no later than April 14, 2007, and which is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

Information relating to our executive officers and executive compensation is set forth under the heading “Executive Officers; Executive Compensation and Related Information” in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2007, which will be filed with the Securities and Exchange Commission no later than April 14, 2007, and which is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management and Directors” and “Equity Compensation Plan Information” in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2007, which will be filed with the Securities and Exchange Commission no later than April 14, 2007, and which is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions concerning directors and executive officers is set forth under the heading “Certain Relationships and Related Transactions” in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2007, which will be filed with the Securities and Exchange Commission no later than April 14, 2007, and which is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to our principal accountant fees and services is set forth under the heading “Relationship with Independent Public Accountants” in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2007, which will be filed with the Securities and Exchange Commission no later than April 14, 2007, and which is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT

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
2.1

Agreement and Plan of Merger, dated as of December 20, 2006 by and among Protection One, Inc., Integrated Alarm Services Group, Inc. and Tara Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated December 21, 2006).

3.1

Amended and Restated Certificate of Incorporation of Protection One, Inc. (“POI”), effective as of February 8, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by POI and Monitoring for the year ended December 31, 2004, as amended (the “Fiscal 2004 Form 10-K, as amended”)).

3.2

Certificate of Incorporation of Protection One Alarm Monitoring, Inc. (“Monitoring”), as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (Registration Number 333-09401) originally filed by Monitoring and, inter alia, POI on August 1, 1996 (the “August 1996 Form S-3”)).

3.3	By-laws of Protection One, Inc., as amended and restated March 17, 2005 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated March 17, 2005).
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

10.1	1997 Long-Term Incentive Plan of POI, as amended (incorporated by reference to Exhibit 10.3 to the Fiscal 2004 Form 10-K, as amended).*
10.2	2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by POI and Monitoring dated February 8, 2005).*
10.3	Form of Award Agreement for Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated February 8, 2005).*

10.4	Form of Award Agreement for Non-Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated February 8, 2005).*
10.5	Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K dated February 8, 2005).*
10.6	Form of Award Agreement under Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K dated February 8, 2005).*
10.7

Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Richard Ginsburg (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).*

10.8

Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Darius G. Nevin (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).*

10.9

Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Peter J. Pefanis (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by POI and Monitoring dated August 16, 2004).*

10.10

Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin (incorporated by reference to Exhibit 10.58 to the Fiscal 2004 Form 10-K, as amended).*

10.11

First Amendment to Employment Agreement dated February 8, 2005 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin (incorporated by reference to Exhibit 10.59 to the Fiscal 2004 Form 10-K, as amended).*

10.12	Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Joseph Sanchez.*+
10.13	First Amendment to Employment Agreement dated February 8, 2005 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Joseph Sanchez.*+
10.14

Exchange Agreement dated as of November 12, 2004 by and among the Company, POI Acquisition L.L.C., POI Acquisition I, Inc. and Quadrangle Master Limited Funding Ltd (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by POI and Monitoring for the quarter ended September 30, 2004).

10.15	Stockholders Agreement, dated as of February 8, 2005, by and between the Company and Quadrangle (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 8, 2005).
10.16

Registration Rights Agreement, dated as of February 8, 2005, by and between the Company and Quadrangle (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated February 8, 2005).

10.17	Form of Management Stockholder Agreement, dated as of February 8, 2005 (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K dated February 8, 2005).*
10.18

Amended and Restated Credit Agreement, dated as of April 26, 2006, by and among Protection One Alarm Monitoring, Inc., Protection One, Inc., the several banks and other financial institutions or entities from time to time parties to the Amended and Restated Credit Agreement, Bear, Stearns & Co. Inc., as sole lead arranger and sole bookrunner, LaSalle Bank National Association, as syndication agent, Harris Nesbitt Financing, Inc., LaSalle Bank National Association and U.S. Bank National Association, as co-documentation agents, and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 26, 2006).

10.19

Stockholders Agreement, dated as of December 20, 2006, by and among Protection One, Inc., Tara Acquisition Corp. and the stockholders named therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 21, 2006).

10.20

Lock Up and Consent Agreement, dated as of December 18, 2006, by an among Protection One Alarm Monitoring, Inc., Integrated Alarm Services Group, Inc. and the noteholders named therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 21, 2006).

10.21

Credit Facilities Commitment Letter, dated as of December 17, 2006, by and among Protection One, Inc., Protection One Alarm Monitoring, Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 21, 2006).

10.22

Reorganization Agreement, dated as of December 18, 2006, by and among Protection One, Inc., POI Acquisition I, Inc. and the other affiliates of Quadrangle Group LLC named therein (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated December 21, 2006).

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

PROTECTION ONE, INC.

PROTECTION ONE ALARM MONITORING, INC.

Date: March 16, 2007	By:	/s/ DARIUS G. NEVIN
Darius G. Nevin,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD GINSBURG	President, Chief Executive Officer and Director	March 16, 2007
Richard Ginsburg	(Principal Executive Officer)

/s/ DARIUS G. NEVIN	Executive Vice President and Chief Financial	March 16, 2007
Darius G. Nevin	Officer (Principal Financial Officer)

/s/ ERIC A. DEVIN	Vice President, Treasurer, Controller and	March 16, 2007
Eric A. Devin,	Assistant Secretary (Principal Accounting Officer)

/s/ ROBERT J. MCGUIRE	Director	March 16, 2007
Robert J. McGuire

/s/ HENRY ORMOND	Director	March 16, 2007
Henry Ormond

/s/ STEVEN RATTNER	Director	March 16, 2007
Steven Rattner

/s/ DAVID A. TANNER	Director	March 16, 2007
David A. Tanner

/s/ MICHAEL WEINSTOCK	Director	March 16, 2007
Michael Weinstock