Form 10-Q
period 2007-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2007-05-15
CIK 916230, 916310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or
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
Yes[ ]  No [X]

As of May 5, 2007, Protection One, Inc. had outstanding 25,306,913 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements generally can be identified by, among other things, the use of forward-looking language such as the words “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “may,” “will,” “would,” “should,” “could,” “seeks,” “plans,” “intends,” or other words of similar import or their negatives.  Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements.  Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.  Certain factors that could cause actual results to differ include: our history of losses, which are likely to continue; principal and interest payment requirements of our indebtedness; competition, including competition from companies that are larger than we are and have greater resources than we do; our ability to successfully integrate the business of Integrated Alarm Services Group, Inc.; losses of our customers over time and difficulty acquiring new customers; changes in technology that may make our services less attractive or obsolete or require system upgrades; the development of new services or service innovations by our competitors; potential liability for failure to respond adequately to alarm activations; changes in management; the potential for environmental or man-made catastrophes in areas of high customer account concentration; changes in conditions affecting the economy or security alarm monitoring service providers generally; and changes in federal, state or local government or other regulations or standards affecting our operations.  For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$25,902	$24,600
Receivables (net of allowance of $8,363 at March 31, 2007 and $7,258 at December 31, 2006)	26,326	29,018
Inventories, net	4,637	4,553
Prepaid expenses	3,536	3,316
Other	4,403	3,160
Total current assets	64,804	64,647
Restricted cash	1,923	1,900
Property and equipment, net	22,403	22,430
Customer accounts, net	192,949	200,371
Goodwill	12,160	12,160
Trade name	25,812	25,812
Deferred customer acquisition costs	111,543	105,954
Other	9,602	10,679
Total Assets	$441,196	$443,953

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$4,005	$3,861
Accounts payable	2,851	3,561
Accrued liabilities	20,960	25,201
Deferred revenue	38,260	37,014
Total current liabilities	66,076	69,637
Long-term debt and capital leases, net of current portion	393,069	391,991
Deferred customer acquisition revenue	65,678	60,781
Deferred tax liability	245	251
Other liabilities	1,257	1,236
Total Liabilities	526,325	523,896
Commitments and contingencies (see Note 8)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.10 par value, 5,000,000 shares authorized	-	-
Common stock, $.01 par value, 150,000,000 shares authorized, 18,239,953 shares issued at March 31, 2007 and at December 31, 2006	182	182
Additional paid-in capital	89,816	89,545
Accumulated other comprehensive loss	(480)	(318)
Deficit	(174,647)	(169,352)
Total stockholders’ equity (deficiency in assets)	(85,129)	(79,943)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$441,196	$443,953

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Monitoring and related services	$62,092	$61,493
Other	6,591	5,183
Total revenue	68,683	66,676

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	18,780	17,396
Other	8,845	6,462
Total cost of revenue (exclusive of amortization and depreciation shown below)	27,625	23,858

Operating expenses:
Selling	11,117	9,566
General and administrative	16,049	16,557
Corporate consolidation costs	-	20
Amortization and depreciation	9,520	11,085
Total operating expenses	36,686	37,228
Operating income	4,372	5,590
Other expense (income):
Interest expense	9,896	8,234
Interest income	(369)	(275)
Other	(22)	46
Total other expense	9,505	8,005
Loss before income taxes	(5,133)	(2,415)
Income tax expense	(162)	(92)
Net loss	$(5,295)	$(2,507)

Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on interest rate caps	(162)	231
Comprehensive loss	$(5,457)	$(2,276)

Basic and diluted per share information:
Net loss per common share	$(0.29)	$(0.14)

Weighted average common shares outstanding (in thousands)	18,240	18,213

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(5,295)	$(2,507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(82)	(41)
Amortization and depreciation	9,520	11,085
Amortization of debt costs, discounts and premium	1,801	1,543
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	6,046	3,531
Stock based compensation expense	272	528
Deferred income taxes	(6)	-
Provision for doubtful accounts	773	800
Other	(22)	(32)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	1,918	2,951
Other assets	(762)	(833)
Accounts payable	(710)	461
Deferred revenue	1,276	232
Accrued interest	(2,367)	(2,202)
Other liabilities	(1,859)	(1,832)
Net cash provided by operating activities	10,503	13,684

Cash flows from investing activities:
Deferred customer acquisition costs	(13,938)	(12,926)
Deferred customer acquisition revenue	7,198	7,405
Purchase of rental equipment	(886)	(1,082)
Purchase of property and equipment	(736)	(835)
Proceeds from disposition of assets	72	70
Net cash used in investing activities	(8,290)	(7,368)

Cash flows from financing activities:
Payments on long-term debt	(750)	(589)
Debt issue costs	(161)	-
Net cash used in financing activities	(911)	(589)
Net increase in cash and cash equivalents	1,302	5,727
Cash and cash equivalents:
Beginning of period	24,600	19,893
End of period	$25,902	$25,620

Cash paid for interest	$10,521	$8,893

Cash paid for income taxes	$117	$25

Non-cash investing and financing activity:
Vehicle additions under capital lease	$705	$1,372

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Consolidation, Interim Financial Information and Recapitalization:

The Company, which is publicly traded, is principally engaged in the business of providing security alarm monitoring services, which includes sales, installation and related servicing of security alarm systems for residential and business customers.  On February 17, 2004, the Company’s former majority owner, Westar Industries, Inc., a Delaware corporation, referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc., which together with Westar Industries is referred to as Westar, sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, to POI Acquisition I, Inc., a subsidiary of POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd.  POI Acquisition, L.L.C., Quadrangle Master Funding Ltd and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Master Funding Ltd, collectively referred to as Quadrangle.  On February 8, 2005, the Company completed a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility, which was acquired in the sale from Westar, to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock.  The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock.

 On May 12, 2006, the Company completed a recapitalization of its balance sheet by increasing its debt in order to pay a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of its common stock on May 8, 2006, including Quadrangle, which owned approximately 97.1% of the outstanding shares of the Company’s common stock at that date. This cash dividend is referred to as the May 2006 dividend.  The payment of the May 2006 dividend was financed, in large part, by the April 2006 financing described in Note 6, “Debt and Capital Leases.”   Approximately $1.2 million of expense paid to third party consultants related to the financing were reflected as recapitalization costs in the second quarter of 2006.

As part of the recapitalization, the Company’s board of directors also approved a cash payment of $4.5 million or $2.89 for each vested and unvested option awarded in February 2005 under the 2004 Stock Option Plan, including to members of senior management.  This payment is referred to as the compensatory make-whole payment.  Approximately $3.2 million of this compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006 and was reflected as recapitalization costs in the Condensed Consolidated Statement of Operations and Comprehensive Loss.  Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital.  The Company also reduced the exercise price of each vested and unvested option by $0.98.  The Company’s board decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend decreased the value of the equity interests of holders of options, as these holders were not otherwise entitled to receive the dividend.  Accordingly, the Company’s board awarded the same amount to the option holders, on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.

On December 20, 2006, Protection One, Inc. entered into the Merger Agreement pursuant to which the Company acquired Integrated Alarm Services Group (“IASG”) on April 2, 2007 (the “Merger”).  Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held.  Cash was paid in lieu of fractional shares.  Pursuant to the Merger, IASG was merged into one of the Company’s wholly-owned subsidiaries.

On February 22, 2007, the Company commenced an offer to exchange up to $125,000,000 of the outstanding 12% Senior Secured Notes due 2011 of IASG (the “Old Notes”) for newly issued 12% Senior Secured Notes due 2011 of Protection One Alarm Monitoring, Inc. (the “New Notes”) (the “Exchange Offer”).  The Exchange Offer was completed April 2, 2007, and approximately $115.3 million aggregate principal amount of Old Notes were exchanged for New Notes. The Old Notes that were not exchanged were redeemed on May 2, 2007.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2007.

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the three months ended March 31, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year.

For the each of the three months ended March 31, 2007 and 2006 the Company had stock options that represented 0.9 million dilutive potential common shares.  These securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

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

Exclusive of the impact of the modification to the options granted in 2005 discussed in Note 1, “Basis of Consolidation, Interim Financial Information and Recapitalization,” share-based compensation related to stock options granted to employees of approximately $0.3 million, or $0.02 per share (basic and fully diluted), and $0.5 million, or $0.03 per share (basic and fully diluted), was recorded in general and administrative expense for the three months ended March 31, 2007 and 2006, respectively.  No tax benefit was recorded because the Company does not have taxable income and is currently fully reserving its tax assets.  There were no amounts capitalized relating to share-based employee compensation in the first three months of 2007 or in all of 2006.

No options or restricted share units were granted in the first quarter of 2007.

3.     Intangible Assets:

The following reflects the Company’s carrying value in customer accounts as of the following periods:

	Protection One Monitoring		Network Multifamily		Total Company
	3/31/2007	12/31/2006	3/31/2007	12/31/2006	3/31/2007	12/31/2006
	(dollar amounts in thousands)
Customer accounts	$260,345	$260,345	$51,872	$51,872	$312,217	$312,217
Accumulated amortization	(101,268)	(95,263)	(18,000)	(16,583)	(119,268)	(111,846)
Customer accounts, net	$159,077	$165,082	$33,872	$35,289	$192,949	$200,371

Amortization expense was $7.4 million and $8.1 million for the three months ended March 31, 2007 and 2006, respectively.  The table below reflects the estimated aggregate customer account amortization expense for the remainder of 2007 and each of the four succeeding fiscal years on the existing customer account base as of March 31, 2007:

	2007	2008	2009	2010	2011
	(dollar amounts in thousands)
Estimated amortization expense	$22,264	$28,726	$28,301	$28,253	$28,145

There was no change in the carrying value of trade names or goodwill for the three months ended March 31, 2007 or 2006.

4.    Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (in thousands):

	March 31, 2007	December 31, 2006
Furniture, fixtures and equipment	$4,883	$4,685
Data processing and telecommunication	26,934	26,576
Leasehold improvements	3,028	3,102
Vehicles	6,972	7,290
Vehicles under capital leases	3,965	3,261
Buildings and other	5,583	5,583
Rental equipment	4,434	3,549
	55,799	54,046
Less accumulated depreciation	(33,396)	(31,616)
Property and equipment, net	$22,403	$22,430

Depreciation expense was $2.1 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term.  Accumulated depreciation of approximately $0.5 million and $0.3 million has been recorded on these assets as of March 31, 2007 and December 31, 2006, respectively.  The following is a schedule by year of minimum future rentals on non-cancelable operating leases as of March 31, 2007 (dollar amounts in thousands):

Remainder of 2007	$562
2008	749
2009	749
2010	730
2011	336
2012	9
Total minimum future rentals	$3,135

5.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollar amounts in thousands):

	March 31,	December 31,
	2007	2006
Accrued interest	$3,085	$5,452
Accrued vacation pay	3,651	3,504
Accrued salaries, bonuses and employee benefits	3,950	6,103
Other accrued liabilities	10,274	10,142
Total accrued liabilities	$20,960	$25,201

6.     Debt and Capital Leases:

Long-term debt and the fixed or weighted average interest rates and capital leases are as follows (dollar amounts in thousands):

	March 31,	December 31,
	2007	2006
Senior credit facility, maturing March 31, 2012, variable 7.59% (a)	$297,000	$297,750
Senior subordinated notes, maturing January 2009, fixed 8.125%, face value	110,340	110,340
Unamortized discount on senior subordinated notes (b)	(13,464)	(14,997)
Capital leases	3,198	2,759
	397,074	395,852
Less current portion (including $1,005 and $861 in capital leases as of March 31, 2007 and December 31, 2006, respectively)	(4,005)	(3,861)
Total long-term debt and capital leases	$393,069	$391,991

(a)   Represents the weighted average annual interest rate before fees at March 31, 2007.  At December 31, 2006, the weighted average annual interest rate before fees was 7.86%.  See “Senior Credit Facility” below, for additional discussion regarding an amendment in April 2006 in connection with additional financing under the senior credit facility, including a change in the maturity date of the term loan to March 31, 2012 from April 18, 2011 and a reduction in the applicable margin.  In the first quarter of 2007 we entered into the first amendment to the amended and restated bank credit agreement which further reduced the applicable margin by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  The senior credit facility is secured by substantially all assets of the Company and requires quarterly principal payments of $0.75 million.

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

Senior Credit Facility

On April 26, 2006, the Company entered into an amended and restated bank credit agreement increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million.  The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for a base rate borrowing and 2.5% for a Eurodollar borrowing.  In the first quarter of 2007 the applicable margin was further reduced by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing.  The incremental proceeds from the amended term loan, together with approximately $10 million of excess cash were used to make an aggregate special cash distribution in May 2006 of approximately $75 million, including a dividend to holders of the Company’s common stock and to make related payments to members of management of the Company who hold options for the Company’s common stock.  The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $22.9 million remains available as of May 5, 2007 after reducing total availability by approximately $2.1 million for an outstanding letter of credit.  The revolving credit facility matures in 2010 and the term loan matures March 31, 2012, subject to earlier maturity if the Company does not refinance its 8.125% senior subordinated notes due 2009 before July 2008.

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

The unamortized cost of the cap agreements was $0.8 million at each of March 31, 2007 and December 31, 2006.  The fair market value of the cap agreements was $0.3 million and $0.5 million at March 31, 2007 and December 31, 2006, respectively, which is included in other assets.  The loss resulting from the fair market value adjustment is reflected as accumulated other comprehensive loss in the condensed consolidated balance sheet and as an unrealized other comprehensive loss in the condensed consolidated statement of operations and other comprehensive loss.  The Company amortizes the costs of the interest rate caps to interest expense over the respective lives of the agreements.  In the first three months of 2007, the Company amortized approximately $50,000 to interest expense and was entitled to receive approximately $59,000 as a result of the cap agreements for a net reduction to interest expense of approximately $9,000.    In the first three months of 2006, the Company amortized approximately $5,000 to interest expense and was not entitled to receive any payments under the cap agreements.  There was no ineffectiveness in the hedging relationship of the interest rate caps.

On March 13, 2007, the Company, the lenders party thereto and Bear Stearns Corporate Lending Inc., as administrative agent (the “Credit Facility Agent”), entered into the First Amendment (the “Credit Agreement Amendment”) to the Company’s Amended and Restated Credit Agreement, dated as of April 26, 2006 (the “Credit Agreement”).  Pursuant to the Credit Agreement Amendment, the lenders, among other things, consented to: (1) the consummation of the Merger, (2) the issuance by the Company of the New Notes and the granting of second priority security interests in favor of the holders thereof in exchange for the Old Notes, (3) the guarantee by IASG and its subsidiaries of the Company’s obligations under the Credit Agreement, (4) the guarantee and granting of second priority security interests by Protection One, Inc. and its subsidiaries to the holders of the New Notes, (5) the adjustment of certain financial covenants contained in the Credit Agreement and (6) the amendment of certain negative covenants contained in the Credit Agreement in order to reflect the increased size of the loan parties and activities of IASG.  The Credit Agreement Amendment also reduced the applicable margin with respect to term loans under the Credit Agreement by 0.25% to 1.25% for a base rate borrowing and 2.25% for a Eurodollar borrowing.  Furthermore, pursuant to the Credit Agreement Amendment, the Company may request the establishment of one or more new term loan commitments in an aggregate amount of up to $50 million, provided that the administrative agent may decline to arrange such new term loan commitments and any lender may decline to provide such new term loan commitments.

Capital Leases

Beginning in 2006, the Company has acquired vehicles under a capital lease arrangement whereby it leases vehicles over a 4-year lease term.  Accumulated depreciation on these assets as of March 31, 2007 and December 31, 2006 was approximately $670,000 and $423,000, respectively.  The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of March 31, 2007 (in thousands):

Remainder of 2007	$898
2008	1,197
2009	1,181
2010	528
2011	3
Total minimum lease payments	3,807
Less: Estimated executory costs	(275)
Net minimum lease payments	3,532
Less: Amount representing interest	(334)
Present value of net minimum lease payments (a)	$3,198

(a) Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $1,005 and $2,193, respectively.

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

The Company’s amended and restated bank credit agreement and the indenture relating to its 8.125% senior subordinated notes due 2009 contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Senior Credit Facility (as amended and restated)

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 6.0 to 1.0 and
Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 1.75 to 1.0

8.125% Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

At March 31, 2007, the Company was in compliance with the financial covenants and other maintenance tests for the bank credit facility but did not meet the interest coverage ratio incurrence test under the 8.125% senior subordinated notes indenture relating to the Company’s ability to incur additional ratio indebtedness.  Although the Company did not satisfy the interest coverage ratio test under the 8.125% senior subordinated notes indenture at March 31, 2007, its failure to satisfy such ratio test did not render the notes, or any other debt, callable.  The interest coverage ratio test under this indenture is an incurrence based test (not a maintenance test), and the

Company cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test.  Although continued failure to meet the interest coverage ratio test would result in restrictions on the Company’s ability to incur additional ratio indebtedness, the Company may borrow additional funds under other permitted indebtedness provisions of the indenture, which borrowings are currently expected to provide sufficient liquidity for its operations.

7.     Related Party Transactions:

Quadrangle Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of Quadrangle, provided business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments.  The Quadrangle management agreements also provided that when and if the Advisors advise or consult with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company does not engage a financial advisor with respect to such divesture) or financing transaction, they may also invoice the Company for, and the Company shall pay, additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction.  Approximately $0.4 million was expensed related to these agreements in each of the quarters ending March 31, 2007 and 2006.

The Quadrangle management agreement was terminated as of April 2, 2007 in connection with the completion of the Company’s merger with IASG.  The Company’s board of directors concluded that it was in the best interests of the Company to terminate these arrangements with the Advisors upon completion of the Merger that resulted in Quadrangle’s ownership interest in the Company decreasing to 70.0% from 97.1% and eliminating the Advisors’ role providing business and financial advisory and consulting services to the Company.  The Company paid QA $250,000 and QDRA $125,000 in connection with such terminations, representing the second quarterly installments of the 2007 annual fees due to QA and QDRA under the management agreements.  Pursuant to the terms of the management agreements, the Company also paid QA and QDRA transaction fees aggregating approximately $1.9 million, or 1% of the aggregate value of the Merger.

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

8.     Commitments and Contingencies:

Security Response Network and Homesafe Security Arbitration

The Company is a defendant in an arbitration proceeding brought by two former Protection One dealers, Security Response Network and Homesafe Security, Inc. and the owner of these companies, Mr. Ira Beer.  Mr. Beer alleges breach of contract, improper calculation of holdback amounts, and other causes of action.  On February 16, 2007, the arbitrator rendered a Tentative Arbitration Award, awarding the plaintiffs damages for approximately 50 customer accounts purportedly sold to the Company by plaintiffs, plus interest, plaintiffs’ costs and reasonable attorney fees.  The award directs counsel for the parties to submit to the arbitrator their respective calculations of these amounts.  On April 25, 2007, the arbitrator awarded claimants the amount of $289,849 inclusive of attorneys’ fees and costs, and inclusive of interest to April 1, 2007.  In the opinion of management, this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The litigation is at a preliminary stage and the Company is investigating to determine the facts and circumstances involved in this matter.  The Company has notified its liability insurance carriers of the claim and has answered the remaining counts.  Discovery has commenced in the matter, and the parties have exchanged documents and expect to take depositions in the coming weeks.

The Company does not believe that it breached its contractual obligations or otherwise violated its duties in connection with this matter.  In the opinion of management, the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

Few Litigation

On June 26, 2006, Thomas J. Few, Sr., the former president of Integrated Alarm Services Group, Inc., or Integrated Alarms, which we acquired by merger on April 2, 2007, initiated litigation against Integrated Alarms in connection with his employment, seeking a monetary award for amounts allegedly due to him under an employment agreement.  The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division.  (Thomas J. Few, Sr. v. Integrated Alarm Service Group, Inc., Superior Court of the State of New Jersey, Bergen County Division, Docket No. BER-L-4573-06.)  The principal parties to the suit are Thomas J. Few, Sr. and Integrated Alarm Services Group, Inc.  Mr. Few alleges that he is owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the alleged breach of the employment agreement.  Settlement negotiations have been unsuccessful and discovery proceedings are underway as ordered by the Bergen County Law Division.

The Company does not believe that IASG breached its contractual obligations or otherwise violated its duties in connection with this matter.  In the opinion of management, the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

Mallikarjuna Litigation

On April 24, 2007, Integrated Alarms was served in a lawsuit brought by Shanta Mallikarjuna in connection with losses allegedly incurred in connection with a June 2006 burglary of her residence (Shanta Mallikarjuna v. Integrated Alarm Services Group, Inc., Supreme Court of the State of New York, Nassau County, Case No. 006398/07).  The complaint alleges various causes of action including Integrated Alarm’s gross negligence, breach of contract and breach of warranty.  The plaintiff alleges $1.5 million in damages.

The litigation is at a preliminary stage and the Company is investigating the facts involved in this matter.  The Company has notified its insurance carriers of the matter.  In the opinion of management, the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

By the Carat, Inc. Litigation

On April 30, 2007, Integrated Alarms and its Criticom International Corporation and Monital Signal Corporation subsidiaries were served in a lawsuit brought by By the Carat, Inc. and John P. Humbert, Jr. and his wife, Valery Humbert, its owners, in connection with damages and injuries allegedly sustained as a result of a December 2004 armed robbery of their jewelry business (By the Carat, Inc., John P. Humbert, Jr. and Valery Humbert v. Knightwatch Security Systems, Criticom International Corporation, Monital Signal Corporation, Integrated Alarm Services Group, Inc., et al, Superior Court of New Jersey, Monmouth County Law Division, Docket No.: MON-L-5830-06). The complaint alleges various causes of action including breach of contract, breach of the covenant of good faith and fair dealing, consumer fraud, intentional and negligent infliction of emotional distress, breach of warranty and gross negligence. The complaint alleges bodily injury to the Humberts and property losses of several million dollars in jewelry and precious metals.

The litigation is at a preliminary stage, and the Company is investigating the facts involved in this matter. The Company has notified its insurance carriers of the matter. In the opinion of management, the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenue) and other items, referred to as Adjusted EBITDA.

Reportable segments (dollar amounts in thousands):

	Three months ended March 31,
	2007				2006
	Protection One Monitoring[1]	Network Multifamily[2]	Adjust- ments[3]	Consolidated	Protection One Monitoring[1]	Network Multifamily[2]	Adjust- ments[3]	Consolidated
Revenue	$60,517	$8,166	-	$68,683	$57,760	$8,916	-	$66,676
Adjusted EBITDA(4)	16,332	3,878	-	20,210	16,055	4,699	-	20,754
Amortization and depreciation expense	7,941	1,579	-	9,520	9,468	1,617	-	11,085
Amortization of deferred costs in excess of amortization of deferred revenue	5,730	316	-	6,046	3,350	181	-	3,531
Corporate consolidation costs	-	-	-	-	-	20	-	20
Segment assets	383,509	59,154	(1,467)	441,196	389,701	62,685	(13,315)	439,071
Expenditures for property, exclusive of rental equipment	493	243	-	736	749	86	-	835
Investment in new accounts and rental equipment, net	6,985	641	-	7,626	6,561	42	-	6,603

1  Includes allocation of holding company expenses reducing Adjusted EBITDA by $1.1 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.

2 Includes allocation of holding company expenses reducing Adjusted EBITDA by $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006.

3 Adjustment to eliminate intersegment accounts receivable.

4Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry.  This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as loss before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company.  See the table below for the reconciliation of Adjusted EBITDA to consolidated loss before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.

	Consolidated
	Three Months Ended March 31,
	2007	2006
	(dollar amounts in thousands)
Loss before income taxes	$(5,133)	$(2,415)
Plus:
Interest expense, net	9,527	7,959
Amortization and depreciation expense	9,520	11,085
Amortization of deferred costs in excess of amortization of deferred revenue	6,046	3,531
Stock based compensation expense	272	528
Corporate consolidation costs	-	20
Less:
Other (income) expense	(22)	46
Adjusted EBITDA	$20,210	$20,754

10.  Income Taxes:

For the three months ended March 31, 2007 and 2006, the Company recorded tax expense of approximately $0.2 million and $0.1 million, respectively, related to state income taxes.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For the benefits of a tax position taken to be recognized, the tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company’s adoption of this statement on January 1, 2007 did not have any impact on its consolidated financial statements.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. For periods prior to February 17, 2004, the Company’s federal income tax return was included as part of a consolidated income tax return of its then parent company, Westar Energy, Inc. The Company’s federal income tax returns for the periods after February 17, 2004 remain open to examination by the Internal Revenue Service.

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

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$-	$51,053	$11,039	$-	$62,092
Other	-	6,518	73	-	6,591
Total revenue	-	57,571	11,112	-	68,683
Cost of revenue:
Monitoring and related services	-	15,724	3,056	-	18,780
Other	-	8,393	452	-	8,845
Total cost of revenue	-	24,117	3,508	-	27,625
Operating expenses:
Selling	-	10,586	531	-	11,117
General and administrative	1,640	13,309	1,100	-	16,049
Amortization and depreciation	1	7,764	1,755	-	9,520
Holding company allocation	(1,368)	1,094	274	-	-
Corporate overhead allocation	-	(1,138)	1,138	-	-
Total operating expenses	273	31,615	4,798	-	36,686
Operating income (loss)	(273)	1,839	2,806	-	4,372
Other expense (income):
Interest expense (a)	-	9,804	92	-	9,896
Interest income	-	(369)	-	-	(369)
Other	-	(22)	-	-	(22)
Equity (earnings) loss in subsidiary	5,022	(2,615)	-	(2,407)	-
Total other expense	5,022	6,798	92	(2,407)	9,505
Income (loss) from continuing operations before income taxes	(5,295)	(4,959)	2,714	2,407	(5,133)
Income tax expense	-	(63)	(99)	-	(162)
Net income (loss)	$(5,295)	$(5,022)	$2,615	$2,407	$(5,295)

(a) Protection One Alarm Monitoring, Inc. allocated $92 of its interest expense to Network Multifamily.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated

Revenues:
Monitoring and related services	$-	$50,024	$11,469	$-	$61,493
Other	-	5,040	143	-	5,183
Total revenues	-	55,064	11,612	-	66,676
Cost of revenues:
Monitoring and related services	-	14,305	3,091	-	17,396
Other	-	6,124	338	-	6,462
Total cost of revenues	-	20,429	3,429	-	23,858

Operating expenses:
Selling	-	9,051	515	-	9,566
General and administrative	1,661	13,884	1,012	-	16,557
Corporate consolidation costs	-	-	20	-	20
Amortization and depreciation	2	9,265	1,818	-	11,085
Holding company allocation	(1,133)	906	227	-	-
Corporate overhead allocation	-	(1,142)	1,142	-	-
Total operating expenses	530	31,964	4,734	-	37,228
Operating income (loss)	(530)	2,671	3,449	-	5,590
Other expense (income):
Interest expense (income) (a)	-	7,938	296	-	8,234
Interest income	-	(273)	(2)		(275)
Other	-	(36)	82	-	46
Equity (earnings) loss in subsidiary	1,977	(2,981)	-	1,004	-
Total other expense	1,977	4,648	376	1,004	8,005
Income (loss) from continuing operations before income taxes	(2,507)	(1,977)	3,073	(1,004)	(2,415)
Income tax expense	-	-	(92)	-	(92)
Net income (loss)	$(2,507)	$(1,977)	$2,981	$(1,004)	$(2,507)

(a) Protection One Alarm Monitoring, Inc. allocated $296 of its interest expense to Network Multifamily.

Condensed Consolidating Balance Sheet
March 31, 2007
(amounts in thousands)
(Unaudited)

Assets	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors		Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$-	$25,739	$163		$-	$25,902
Receivables, net	-	20,379	5,947		-	26,326
Inventories, net	-	3,161	1,476		-	4,637
Prepaid expenses	-	3,457	79		-	3,536
Other	-	4,033	370		-	4,403
Total current assets	-	56,769	8,035		-	64,804
Restricted cash	-	1,923	-		-	1,923
Property and equipment, net	2	20,930	1,471		-	22,403
Customer accounts, net	-	155,511	37,438		-	192,949
Goodwill	-	6,142	6,018		-	12,160
Trade name	-	22,987	2,825		-	25,812
Deferred customer acquisition costs	-	103,250	8,293		-	111,543
Other	-	7,879	1,723		-	9,602
Accounts receivable (payable) from (to) associated companies	(67,537)	65,175	2,362		-	-
Investment in POAMI	(16,882)	-	-		16,882	-
Investment in subsidiary guarantors	-	60,852	-		(60,852)	-
Total assets	$(84,417)	$501,418	$68,165	`	$(43,970)	$441,196

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$-	$4,005	$-		$-	$4,005
Accounts payable	-	2,742	109		-	2,851
Accrued liabilities	712	19,167	1,081		-	20,960
Deferred revenue	-	33,639	4,621		-	38,260
Total current liabilities	712	59,553	5,811		-	66,076
Long-term debt and capital leases, net of current portion	-	393,069	-		-	393,069
Deferred customer acquisition revenue	-	64,785	893		-	65,678
Deferred tax liability	-	-	245			245
Other	-	893	364		-	1,257
Total Liabilities	712	518,300	7,313		-	526,325
Stockholders’ Equity (Deficiency in Assets)
Common stock	182	2	1		(3)	182
Additional paid in capital	89,816	1,416,051	194,913		(1,610,964)	89,816
Accumulated other comprehensive income	(480)	(480)	-		480	(480)
Deficit	(174,647)	(1,432,455)	(134,062)		1,566,517	(174,647)
Total stockholders’ equity (deficiency in assets)	(85,129)	(16,882)	60,852		(43,970)	(85,129)
Total liabilities and stockholders’ equity (deficiency in assets)	$(84,417)	$501,418	$68,165		$(43,970)	$441,196

Condensed Consolidating Balance Sheet

December 31, 2006

(dollar amounts in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$-	$24,569	$31	$-	$24,600
Receivables, net	-	22,848	6,170	-	29,018
Inventories, net	-	3,115	1,438	-	4,553
Prepaid expenses	33	3,185	98	-	3,316
Other	-	2,701	459	-	3,160
Total current assets	33	56,418	8,196	-	64,647
Restricted cash	-	1,900	-	-	1,900
Property and equipment, net	4	20,991	1,435	-	22,430
Customer accounts, net	-	161,386	38,985	-	200,371
Goodwill	-	6,142	6,018	-	12,160
Trade name	-	22,987	2,825		25,812
Deferred customer acquisition costs	-	97,948	8,006	-	105,954
Other	-	8,809	1,870	-	10,679
Accounts receivable (payable) from (to) associated companies	(67,580)	70,316	(2,736)	-	-
Investment in POAMI	(11,697)	-	-	11,697	-
Investment in subsidiary guarantors	-	58,238	-	(58,238)	-
Total assets	$(79,240)	$505,135	$64,599	$(46,541)	$443,953

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$-	$3,861	$-	$-	$3,861
Accounts payable	-	3,172	389	-	3,561
Accrued liabilities	703	23,518	980	-	25,201
Deferred revenue	-	33,538	3,476	-	37,014
Total current liabilities	703	64,089	4,845	-	69,637
Long-term debt, net of current portion	-	391,991	-	-	391,991
Deferred customer acquisition revenue	-	59,850	931	-	60,781
Deferred tax liability	-	-	251	-	251
Other	-	902	334	-	1,236
Total Liabilities	703	516,832	6,361	-	523,896

Stockholders’ Equity (Deficiency in Assets)
Common stock	182	2	1	(3)	182
Additional paid in capital	89,545	1,416,051	194,913	(1,610,964)	89,545
Accumulated other comprehensive loss	(318)	(318)	-	318	(318)
Deficit	(169,352)	(1,427,432)	(136,676)	1,564,108	(169,352)
Total stockholders’ equity (deficiency in assets)	(79,943)	(11,697)	58,238	(46,541)	(79,943)
Total liabilities and stockholders’ equity (deficiency in assets)	$(79,240)	$505,135	$64,599	$(46,541)	$443,953

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007
(amounts in thousands)
(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$43	$4,357	$6,103	$-	$10,503
Cash flows from investing activities:
Deferred customer acquisition costs	-	(13,297)	(641)	-	(13,938)
Deferred customer acquisition revenue	-	7,198	-	-	7,198
Purchase of property and equipment	-	(493)	(243)	-	(736)
Purchase of rental equipment	-	(886)	-	-	(886)
Proceeds from disposition of assets	-	61	11	-	72
Net cash used in investing activities	-	(7,417)	(873)	-	(8,290)
Cash flows from financing activities:
Payments on long-term debt	-	(750)	-	-	(750)
Debt issue costs	-	(161)	-	-	(161)
To (from) related companies	(43)	5,141	(5,098)	-	-
Net cash (used in) provided by financing activities	(43)	4,230	(5,098)	-	(911)
Net increase in cash and cash equivalents	-	1,170	132	-	1,302
Cash and cash equivalents:
Beginning of period	-	24,569	31	-	24,600
End of period	$-	$25,739	$163	$-	$25,902

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006
(amounts in thousands)
(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(174)	$9,106	$4,752	$-	$13,684
Cash flows from investing activities:
Installations and purchases of new accounts	-	-	-	-	-
Deferred customer acquisition costs	-	(12,913)	(13)	-	(12,926)
Deferred customer acquisition revenue	-	7,432	(27)	-	7,405
Purchase of property and equipment	-	(738)	(97)	-	(835)
Investment in non-monitored leased equipment	-	(1,082)	-	-	(1,082)
Proceeds from disposition of assets and sale of customer accounts	-	65	5	-	70
Net cash used in investing activities	-	(7,236)	(132)	-	(7,368)
Cash flows from financing activities:
Payments on long-term debt	-	(589)	-	-	(589)
To (from) related companies	174	4,484	(4,658)	-	-
Net cash provided by (used in) financing activities	174	3,895	(4,658)	-	(589)
Net increase (decrease) in cash and cash equivalents	-	5,765	(38)	-	5,727
Cash and cash equivalents:
Beginning of period	-	19,468	425	-	19,893
End of period	$-	$25,233	$387	$-	$25,620

12.       Subsequent events

Merger Agreement

On December 20, 2006, Protection One, Inc. entered into the Merger Agreement with IASG and Tara Acquisition Corp., a wholly owned subsidiary of Protection One, Inc., pursuant to which the Company acquired IASG on April 2, 2007.  Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held.  A total of 7,066,960 shares of Protection One common stock were issued in exchange for IASG common stock with cash paid in lieu of fractional shares.  Also, under the Merger Agreement, Raymond C. Kubacki and Arlene M. Yocum, both former IASG directors, were appointed to the Board on April 2, 2007.

On April 2, 2007, Protection One Alarm Monitoring, Inc. (“POAMI”) completed the Exchange Offer for up to $125 million aggregate principal amount of the Old Notes.   Pursuant to the terms of the Exchange Offer, validly tendered Old Notes were exchanged for the New Notes.  Of the $125 million aggregate principal amount of Old Notes outstanding, approximately $115.3 million were tendered for exchange.  Old Notes that were not tendered for exchange were redeemed on May 2, 2007.  In connection with the Exchange Offer, IASG solicited consents for amendments to and waivers of certain provisions under the indenture governing the Old Notes (“the IASG Indenture”).  Such amendments and waivers were approved and are set forth in the First Supplemental Indenture, dated as of April 2, 2007, among IASG, the guarantors named therein and Wells Fargo Bank, N.A., as trustee (the “Trustee”).

The New Notes, which rank equally with POAMI’s existing and future senior secured indebtedness and any indebtedness incurred under POAMI’s senior credit facility, are jointly and severally guaranteed by Protection One, Inc. and its subsidiaries and secured by second priority liens granted to the Trustee for the benefit of the holders of the New Notes on substantially all of Protection One, Inc. and its subsidiaries’ tangible and intangible property.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, for the year ended December 31, 2006.

Overview

Our monitoring and related services revenue and customer base compositions at March 31, 2007 were as follows:

Market	Percentage of Total
	Monitoring and Related Services Revenue	Sites
Single family and commercial	82.1%	51.1%
Wholesale	4.9	19.6
Protection One Monitoring Total	87.0	70.7
Network Multifamily Total	13.0	29.3
Total	100.0%	100.0%

For the first three months of 2007, we generated consolidated revenue of $68.7 million.  For the first three months of 2007, Protection One Monitoring accounted for 88.1% of consolidated revenue, or $60.5 million, while Network Multifamily accounted for 11.9% of consolidated revenue, or $8.2 million.   For the first quarter of 2006, we generated consolidated revenue of $66.7 million of which Protection One Monitoring accounted for 86.6%, or $57.8 million, and Network Multifamily accounted for 13.4%, or $8.9 million.

Important Matters

Merger Agreement.  On December 20, 2006, Protection One, Inc. entered into the Merger Agreement with IASG and Tara Acquisition Corp., a wholly owned subsidiary of Protection One, Inc., pursuant to which we acquired IASG on April 2, 2007.  Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held.  A total of 7,066,960 shares of Protection One common stock were issued in exchange for IASG common stock with cash paid in lieu of fractional shares.  Also, under the Merger Agreement, Raymond C. Kubacki and Arlene M. Yocum, both former IASG directors, were appointed to the Board on April 2, 2007.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Summary of Other Significant Matters

Net Loss.  We incurred a net loss of $5.3 million for the three months ended March 31, 2007.  The net loss reflects substantial charges incurred by us for amortization of customer accounts and interest incurred on indebtedness, including amortization of debt discounts.  We currently do not expect to have earnings in the foreseeable future.

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period.  Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.   Our current focus on RMR additions and stabilization of attrition rates have contributed to the increase in RMR which was $20.1 million at March 31, 2007 compared to $19.9 million at March 31, 2006.  We believe that we will continue to see improvements in RMR as we continue to strengthen our financial position and have access to enough capital to invest in creating new accounts.  If we are unable to generate sufficient new RMR to replace RMR losses, it could materially and adversely affect our business, financial condition and results of operations.

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

We believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  The table below reconciles our RMR to revenue reflected on our consolidated statements of operations.

	Three months ended March 31,
	2007	2006
	(dollar amounts in millions)
Recurring Monthly Revenue at March 31	$20.1	$19.9
Amounts excluded from RMR:
Amortization of deferred revenue	0.8	0.5
Other revenue (a)	2.6	2.1
Revenue (GAAP basis):
March	23.5	22.5
January – February	45.2	44.2
Total period revenue	$68.7	$66.7

(a) Revenue that is not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated.

	Three months ended March 31, 2007			Three months ended March 31, 2006

	Protection One Monitoring	Network Multi- family	Total	Protection One Monitoring	Network Multi- family	Total
	(dollar amounts in thousands)			(dollar amounts in thousands)
Beginning RMR balance (a)	$17,392	$2,596	$19,988	$17,149	$2,724	$19,873
RMR retail additions	523	17	540	500	10	510
RMR retail losses, excluding Hurricane Katrina	(445)	(48)	(493)	(483)	(49)	(532)
RMR retail reactivations from Hurricane Katrina (b)	-	-	-	17	-	17
Price changes and other	41	(14)	27	15	23	38
Net change in wholesale RMR	(1)	-	(1)	(19)	-	(19)
Ending RMR balance	$17,510	$2,551	$20,061	$17,179	$2,708	$19,887

(a)          Beginning RMR balance includes $1.0 million and $0.9 million wholesale customer RMR for the three month periods ended March 31, 2007 and 2006, respectively, in both the Protection One Monitoring segment and in total.  Our Network Multifamily segment RMR does not contain wholesale customer RMR.

(b)         In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina.  Our initial estimate of customers whose homes or businesses were damaged beyond repair and would no longer need our monitoring services was higher than our actual experience which has resulted in adjustments to reflect the first quarter 2006 reactivations of 636 retail customers.  No reactivation adjustments were recorded in the first quarter of 2007.

Monitoring and Related Services Margin.   Monitoring and related service revenue comprised over 90% of our total revenue for each of the three month periods ended March 31, 2007 and 2006.  The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods.

	(dollar amounts in thousands)
	Three months ended March 31,
	2007	2006
Monitoring and related services revenue	$62,092	$61,493
Cost of monitoring and related services revenue (exclusive of depreciation)	18,780	17,396
Gross margin	$43,312	$44,097

Gross margin %	69.8%	71.7%

Our monitoring and related services gross margin percentage has decreased from the prior period due to several factors, the impact of which we expect to continue into the near to medium term: (i) increased royalty fees paid to BellSouth Corporation (BellSouth) (now part of AT&T) as we expand our customer base in the alliance territory, (ii) increased third party costs for cellular service due to the growing number of customers who choose to have primary or back-up cellular monitoring service, and (iii) increased percentage of commercial customers in our base who choose enhanced services, such as open/close and fire inspections.  In addition, we have experienced an increase in service costs that we believe is partly attributable to the relatively higher costs of servicing our growing commercial account base and to maintaining and upgrading systems required to provide cellular-based monitoring services.

Customer Creation and Marketing.   Our current customer acquisition strategy for our Protection One Monitoring segment relies primarily on internally generated sales.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately 55 markets.  The internal sales program generated $0.5 million of new RMR in each of the three month periods ended March 31, 2007 and 2006.  Our Network Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.  We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

We are a partner in a marketing alliance with BellSouth to offer monitored security services to the residential, single family market and to small businesses in 17 of the larger metropolitan markets in the nine-state BellSouth region.  The marketing alliance may be terminated by mutual written consent of both parties or by either party upon 180 days notice or earlier upon occurrence of certain events.  Under this alliance, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region.  BellSouth provides us with leads of new owners of single family residences in its territory and of transfers of existing BellSouth customers within its territory.  We follow up on the leads and attempt to persuade them to become customers of our monitored security services.  We also market directly to small businesses.  We pay BellSouth a commission for each new contract and a recurring royalty based on a percentage of recurring charges.  The commission is a direct and incremental cost of acquiring the customer and accordingly, for residential customers and certain commercial customers, is deferred as a customer acquisition cost and amortized over the term of the contract.  The recurring royalty is expensed as incurred and is included in the cost of monitoring and related services revenue.  Approximately 28.8% of our new accounts created in the first three months of 2007 and 30.7% of our new accounts created in the first three months of 2006 were produced from this arrangement.  Termination of this agreement could have an adverse affect on our ability to generate new customers in this territory.

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

As defined above, customer attrition by business segment at March 31, 2007 and 2006 is summarized below:

	Customer Account Attrition
	March 31, 2007				March 31, 2006			March 31, 2006, excluding Hurricane Katrina (b)
	Annualized First Quarter	Trailing Twelve Month		Trailing Twelve Month (b)	Annualized First Quarter	Trailing Twelve Month		Annualized First Quarter	Trailing Twelve Month

Protection One Monitoring	7.6%	6.8%		6.8%	4.6%	7.7%		5.0%	7.3%
Protection One Monitoring, excluding wholesale	10.7%	12.0%		12.1%	11.1%	13.0%		11.6%	12.6%
Network Multifamily	7.1%	11.5	%(a)	11.8%	7.4%	7.0	%(a)	7.4%	6.5	%(a)
Total Company	7.5%	8.2%		8.3%	5.5%	7.4%		5.7%	7.0%

(a)          Attrition results for Network Multifamily exclude the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform.  Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

(b)         These results exclude the impact of Hurricane Katrina adjustments. In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina.  Our initial estimate of customers whose homes or businesses were damaged beyond repair and would no longer need our monitoring services was higher than our actual experience which has resulted in adjustments to reflect the first quarter 2006 reactivations of 636 retail customers. There were no reactivations related to Hurricane Katrina recorded in the first quarter of 2007.

In the table below, in order to enhance the comparability of our attrition results with those of other industry participants, many of which report attrition net of move-in accounts, we define the denominator the same as above but define the numerator as the gross number of lost customer accounts for a given period reduced by move-in accounts.

	Customer Account Attrition
	March 31, 2007				March 31, 2006			March 31, 2006, excluding Hurricane Katrina (b)
	Annualized First Quarter	Trailing Twelve Month		Trailing Twelve Month (b)	Annualized First Quarter	Trailing Twelve Month		Annualized First Quarter	Trailing Twelve Month

Protection One Monitoring	6.1%	5.2%		5.2%	3.0%	5.9%		3.4%	5.5%
Protection One Monitoring, excluding wholesale	8.7%	9.9%		9.9%	8.9%	10.6%		9.4%	10.2%
Network Multifamily	7.1%	11.5	%(a)	11.8%	7.4%	7.0	%(a)	7.4%	6.5	%(a)
Total Company	6.4%	7.1%		7.2%	4.4%	6.2%		4.6%	5.8%

(a)          Attrition results for Network Multifamily exclude the impact on the calculation of our customer base from the conversion of our billing system to our new technology platform.  Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.

(b)         These results exclude the impact of Hurricane Katrina adjustments. In September 2005, we suspended billing for our customers in the areas most heavily affected by Hurricane Katrina.  Our initial estimate of customers whose homes or businesses were damaged beyond repair and would no longer need our monitoring services was higher than our actual experience which has resulted in adjustments to reflect the first quarter 2006 reactivations of 636 retail customers. There were no reactivations related to Hurricane Katrina recorded in the first quarter of 2007.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results.  There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first three months of fiscal 2007.

Revenue and Expense Recognition. The table below reflects the impact of our accounting policy on the respective line items of the Statement of Operations for the three months ended March 31, 2007 and 2006.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	Three months ended March 31,
	2007			2006
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling expense
	(dollar amounts in thousands)
Protection One Monitoring segment:
Total amount incurred	$11,453	$13,146	$11,205	$11,016	$12,418	$10,926
Amount deferred	(7,198)	(8,817)	(4,480)	(7,432)	(8,637)	(4,276)
Amount amortized	2,263	4,064	3,929	1,456	2,343	2,463
Amount included in Statement of Operations	$6,518	$8,393	$10,654	$5,040	$6,124	$9,113
Network Multifamily segment:
Total amount incurred	$36	$710	$493	$78	$141	$446
Amount deferred	-	(592)	(49)	27	(14)	(1)
Amount amortized	37	334	19	38	211	8
Amount included in Statement of Operations	$73	$452	$463	$143	$338	$453
Total Company:
Total amount incurred	$11,489	$13,856	$11,698	$11,094	$12,559	$11,372
Amount deferred	(7,198)	(9,409)	(4,529)	(7,405)	(8,651)	(4,277)
Amount amortized	2,300	4,398	3,948	1,494	2,554	2,471
Amount reported in Statement of Operations	$6,591	$8,845	$11,117	$5,183	$6,462	$9,566

In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, we also capitalized purchases of rental equipment in the amount of $0.9 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

New accounting standards.  In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Our adoption of this interpretation on January 1, 2007 did not have any impact on our consolidated financial statements.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

                Protection One Consolidated

Monitoring and related services revenue increased approximately $0.6 million or 1.0% in the first quarter of 2007 compared to the first quarter of 2006, reflecting a modest increase in recurring monthly revenue.  Cost of monitoring and related services revenue increased $1.4 million or 8.0% in the first quarter of 2007 compared to the first quarter of 2006, primarily due to an increase in service job costs.  See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.  Interest expense for the first quarter of 2007 includes approximately $1.5 million of amortized debt discounts compared to approximately $1.3 million for the first quarter of 2006.

Protection One Monitoring Segment

The table below presents operating results for the Protection One Monitoring segment for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses.

	Three months ended March 31,
	2007		2006
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	$53,999	89.2%	$52,720	91.3%
Other	6,518	10.8	5,040	8.7

Total revenue	60,517	100.0	57,760	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	16,955	28.0	15,543	26.9
Other	8,393	13.9	6,124	10.6

Total cost of revenue (exclusive of amortization and depreciation shown below)	25,348	41.9	21,667	37.5

Selling expense	10,654	17.7	9,113	15.8
General and administrative expense	14,184	23.4	14,802	25.6
Amortization of intangibles and depreciation expense	7,941	13.1	9,468	16.4
Total operating expenses	32,779	54.2	33,383	57.8
Operating income	$2,390	3.9%	$2,710	4.7%

2007 Compared to 2006.  We had a net increase of 176 customers in the first quarter of 2007 compared to a net increase of 5,306 customers in the first quarter of 2006.  We experienced a small net increase in wholesale customers which offset our slight decrease in retail customers.  The average customer base for the first quarter of 2007 and 2006 was 700,961 and 697,408, respectively, or an increase of 3,553 customers.  We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.  The change in Protection One Monitoring’s customer base for the period is shown below.

	Three Months Ended March 31,
	2007	2006

Beginning Balance, January 1	700,873	694,755
Customer additions, excluding wholesale	12,975	13,317
Customer losses, excluding wholesale (a)	(13,589)	(14,329)
Change in wholesale customer base and other adjustments	790	6,318
Ending Balance, March 31	701,049	700,061

(a)          Customer losses in 2006 is net of reactivation of 636 customers that were affected by Hurricane Katrina.

Monitoring and related services revenue increased 2.4% in the first quarter of 2007 compared to the first quarter of 2006, primarily due to an increase in recurring monthly revenue as well as an increase in service job revenue and lease revenue from non-monitored systems.  See “Summary of Other Significant Matters—Recurring Monthly Revenue,” above for additional information and discussion regarding the increase in recurring monthly revenue.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $2.3 million in amortization of previously deferred revenue for the first quarter of 2007 and $1.5 million in the first quarter of 2006.  We also experienced an increase in outright commercial sales in the first quarter of 2007 compared to the first quarter of 2006.  This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue increased by approximately 9.1% in the first quarter of 2007 compared to the first quarter of 2006, primarily due to an approximately $0.8 million increase in service job costs, including increased labor, materials and fuel costs.  In addition, we have experienced an increase in service costs that we believe is partly attributable to the relatively higher costs of servicing our growing commercial account base and to maintaining and upgrading systems required to provide cellular-based monitoring services.  Monitoring costs include the costs of monitoring, billing, customer service and field operations.  Cost of monitoring and related services revenue as a percentage of the related revenue in the first quarter of 2007 increased to 31.4% from 29.5% in the first quarter of 2006.  See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.

Cost of other revenue includes $4.1 million in amortization of previously deferred customer acquisition costs for the first quarter of 2007 and $2.3 million in the first quarter of 2006.  We also experienced an increase in cost of other revenue related to the increase in outright commercial sales in the first quarter of 2007 compared to the first quarter of 2006.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense includes $3.9 million in amortization of previously deferred customer acquisition costs for the first quarter of 2007 and $2.5 million in the first quarter of 2006.  In general, other selling expense has increased over 2006 levels primarily due to an increase in the number of sales managers and supervisors and an increase in sales activities.

General and administrative expense in the first quarter of 2007 decreased 4.2% compared to the first quarter of 2006. A decrease in account solicitation litigation expense of $0.3 million and a $0.2 million decrease in printing and postage expense related to customer mailings are primarily responsible for the decrease in general and administrative expense.

Amortization of intangibles and depreciation expense decreased in the first quarter of 2007 compared to the first quarter of 2006 as a result of some of our assets becoming fully depreciated.  Depreciation on newly acquired assets is less than the depreciation on those assets that have become fully depreciated.

Network Multifamily Segment

The following table provides information for comparison of the Network Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.

	For the three months ended March 31,
	2007		2006
	(dollar amounts in thousands)
Revenue:
Monitoring and related services	$8,093	99.1%	$8,773	98.4%
Other	73	0.9	143	1.6
Total revenue	8,166	100.0	8,916	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	1,825	22.4	1,853	20.8
Other	452	5.5	338	3.8
Total cost of revenue (exclusive of amortization and depreciation shown below)	2,277	27.9	2,191	24.6

Selling expense	463	5.7	453	5.1
General and administrative expense	1,865	22.8	1,755	19.7
Consolidation costs	-	-	20	0.2
Amortization of intangibles and depreciation expense	1,579	19.3	1,617	18.1
Total operating expenses	3,907	47.8	3,845	43.1
Operating income	$1,982	24.3%	$2,880	32.3%

2007 Compared to 2006.  We had a net decrease of 3,179 customers in the first quarter of 2007 compared to a net decrease of 5,071 customers in the first quarter of 2006. Beginning in December 2006, the number of customer accounts is reduced by retail sites at risk.  Customer losses without the at-risk adjustment would have been 4,189 in the first quarter of 2007.  The average customer base was 291,550 for the first quarter of 2007 compared to 315,507 for the first quarter of 2006.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended March 31,
	2007	2006

Beginning Balance, January 1,	293,139	318,042
Customer additions	2,028	752
Customer losses	(5,207)	(5,823)
Ending Balance, March 31,	289,960	312,971

Monitoring and related services revenue decreased 7.7% in the first quarter of 2007 compared to the first quarter of 2006.  This decrease is the result of the decline in our customer base as well as a decrease in service job revenue.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes approximately $37,000 in amortization of previously deferred revenue for the first quarter of 2007 and approximately $38,000 in the first quarter of 2006.  The decrease in other revenue is primarily due to a decrease in revenue from the sale of access control systems.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring, customer service and field operations.  These costs were essentially unchanged, however, cost of monitoring and related services revenue as a percentage of related revenue increased to 22.5% in the first quarter of 2007 from 21.1% in the first quarter of 2006 due to the decrease in such revenue.

Cost of other revenue increased by approximately $0.1 million in the first quarter of 2007 compared to the same period of 2006.  These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.  The increase is due primarily to an increase in amortization of previously deferred costs of approximately $0.1 million.

Selling expense for the first quarter of 2007 increased 2.2% compared to the first quarter of 2006.  Selling expenses include approximately $19,000 in amortization of previously deferred customer acquisition costs for the first quarter of 2007 and approximately $8,000 in the first quarter of 2006.

General and administrative expense in the first quarter of 2007 was 6.3% higher than in the first quarter of 2006.  Increases in wages and related expense, travel and entertainment and professional services are primarily responsible for the increase.

Amortization of intangibles and depreciation expense for the first quarter of 2007 decreased 2.4% compared to the first quarter of 2006 because depreciation on newly acquired assets is less than depreciation on assets that have become fully depreciated.

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

On March 13, 2007, Protection One, the lenders party thereto and Bear Stearns Corporate Lending Inc., as administrative agent (the “Credit Facility Agent”), entered into the Credit Agreement Amendment to our Amended and Restated Credit Agreement, dated as of April 26, 2006 (the “Credit Agreement”).  Pursuant to the Credit Agreement Amendment, the lenders, among other things, consented to: (1) the consummation of the Merger, (2) the issuance by us of the New Notes and the granting of second priority security interests in favor of the holders thereof in exchange for the Old Notes, (3) the guarantee by IASG and its subsidiaries of our obligations under the Credit Agreement, (4) the guarantee and granting of second priority security interests by Protection One, Inc. and its subsidiaries to the holders of the Notes, (5) the adjustment of certain financial covenants contained in the Credit Agreement and (6) the amendment of certain negative covenants contained in the Credit Agreement in order to reflect the increased size of the loan parties and activities of IASG.  The Credit Agreement Amendment also reduced the applicable margin with respect to term loans under the Credit Agreement by 0.25% to 1.25% for a base rate borrowing and 2.25% for a Eurodollar borrowing.  Furthermore, pursuant to the Credit Agreement Amendment, we may request the establishment of one or more new term loan commitments in an aggregate amount of up to $50 million, provided that the administrative agent may decline to arrange such new term loan commitments and any lender may decline to provide such new term loan commitments.

The Senior Credit Facility continues to include a $25.0 million revolving credit facility, of which approximately $22.9 million remains available as of May 5, 2007 after reducing total availability by approximately $2.1 million for an outstanding letter of credit.  We intend to use any other proceeds from borrowings under the Senior Credit Facility, from time to time, for working capital and general corporate purposes.  The revolving credit facility matures in 2010 and the term loan matures in 2012, subject to earlier maturity if we do not refinance our 8.125% senior subordinated notes due 2009 before July 2008.

In an effort to limit our exposure to interest rate risk on our variable rate Senior Credit Facility, we purchased interest rate caps in the aggregate amount of $0.9 million during the second quarter of 2005.  Our objective is to protect against increases in interest expense caused by fluctuation in LIBOR.  One interest rate cap provides protection on a $75 million tranche of our long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%.  A second interest rate cap provides protection on a separate $75 million tranche of our long term debt over a three-year period ending May 23, 2008 if LIBOR exceeds 5%.

Operating Cash Flows for the Three Months Ended March 31, 2007.  Our operations provided cash of $10.5 million and $13.7 million for the first three months of 2007 and 2006, respectively.  We expect to continue to generate cash from operating activities in excess of the cash required for operations and interest payments.

Investing Cash Flows for the Three Months Ended March 31, 2007.   We used a net $8.3 million and $7.4 million for our investing activities for the first three months of 2007 and 2006, respectively.  We invested a net $7.6 million in cash to install and acquire new accounts (including rental equipment) and $0.7 million to acquire fixed assets in the first three months of 2007.  We invested a net $6.6 million in cash to install and acquire new accounts (including rental equipment) and invested $0.8 million to acquire fixed assets in the first three months of 2006.

Financing Cash Flows for the Three Months Ended March 31, 2007.   Financing activities used a net $0.9 million and $0.6 million in the first three months of 2007 and 2006, respectively.  In the first three months of 2007, we paid $0.7 million for the reduction of long term debt and $0.2 million for debt issue costs.  In the first three months of 2006, we used $0.6 million to retire debt.

Material Commitments.  Our contractual cash obligations are disclosed in our annual report on Form 10-K for the year ended December 31, 2006.  Significant changes in these commitments are described below.  We have future, material, long-term commitments, which, as of March 31, 2007, included $297.0 million related to the Bank Credit Facility and $110.3 million related to the 8.125% senior subordinated notes due 2009.

On April 2, 2007, Protection One Alarm Monitoring, Inc. (“POAMI”) completed an exchange offer (the “Exchange Offer”) for up to $125 million aggregate principal amount of the Old Notes.   Pursuant to the terms of the Exchange Offer, validly tendered Old Notes were exchanged for the New Notes.  Of the $125 million aggregate principal amount of Old Notes outstanding, approximately $115.3 million were tendered for exchange.  Old Notes that were not tendered for exchange were redeemed on May 2, 2007.  In connection with the Exchange Offer, IASG solicited consents for amendments to and waivers of certain provisions under the indenture governing the Old Notes (“the IASG Indenture”).  Such amendments and waivers were approved and are set forth in the First Supplemental Indenture, dated as of April 2, 2007, among IASG, the guarantors named therein and Wells Fargo Bank, N.A., as trustee (the “Trustee”).

The New Notes, which rank equally with POAMI’s existing and future senior secured indebtedness and any indebtedness incurred under POAMI’s senior credit facility, are jointly and severally guaranteed by Protection One, Inc. and its subsidiaries and secured by second priority liens granted to the Trustee for the benefit of the holders of the New Notes on substantially all of our and our subsidiaries’ tangible and intangible property.

Debt Covenants.  The indenture relating to our 8.125% senior subordinated notes due 2009 and the amended and restated bank credit agreement contain certain covenants and restrictions, including with respect to our ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation and amortization, or EBITDA.  The definition of EBITDA varies between the indenture and the Bank Credit Facility.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue.  However, under the varying definitions, additional adjustments are sometimes required.

The indenture relating to our 8.125% senior subordinated notes due 2009 and the amended and restated bank credit agreement for the Senior Credit Facility contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Senior Credit Facility (as amended and restated)	Consolidated total debt on last day of period /consolidated EBITDA for most recent four fiscal quarters less than 6.0 to 1.0 and
Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters greater than 1.75 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense greater than 2.25 to 1.0

At March 31, 2007, we were in compliance with the financial covenants and other maintenance tests for our bank credit facility but we did not meet the interest coverage ratio incurrence test under our 8.125% senior subordinated notes indenture relating to our ability to incur additional ratio indebtedness.  Although we did not satisfy the interest coverage ratio test under the 8.125% senior subordinated notes indenture at March 31, 2007, our failure to satisfy such ratio test did not render the notes, or any other debt, callable.  The interest coverage ratio test under this indenture is an incurrence based test (not a maintenance test), and we cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test.  Although continued failure to meet the interest coverage ratio test would result in restrictions on our ability to incur additional ratio indebtedness, we may borrow additional funds under other permitted indebtedness provisions of the indenture, which borrowings are currently expected to provide sufficient liquidity for its operations.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Off-Balance Sheet Arrangements.  We had no off-balance sheet transactions or commitments as of or for the three months ended March 31, 2007, other than as disclosed above.

Credit Ratings.  Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.   In conjunction with the additional financing from the amended and restated Senior Credit Facility, these rating agencies reevaluated our debt securities and both determined that their ratings of our debt would remain unchanged upon completion of the additional financing and subsequent distribution.  Subsequent to the additional financing from the amended and restated Senior Credit Facility, S&P raised the rating on our Senior Credit Facility reflecting an increase in collateral due to the Merger.  As of May 5, 2007, our debt instruments were rated as follows:

	Senior Credit Facility	8.125% Senior Subordinated Notes Due 2009	Outlook
S & P	BB-	B-	Negative
Moody’s	Ba3	Caa1	Stable

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to downgrades, which make debt financing more costly and more difficult to obtain.

Capital Expenditures. Assuming we have available funds, net capital expenditures for 2007 (inclusive of amounts spent through March 31, 2007) and 2008 are expected to be approximately $38.2 million and $41.5 million, respectively, of which approximately $5.0 million and $5.5 million, respectively, would be used for fixed asset purchases, with the balance to be used for net customer acquisition costs and non-monitored leased equipment.  These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Tax Matters.  We generally do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Bank Credit Facility is a variable rate debt instrument, and as of May 5, 2007, we had borrowings of $297.0 million outstanding.  Interest rate caps purchased in the second quarter of 2005 cap LIBOR (i) for three years ending May 23, 2008 at 5.0% on a $75 million tranche of borrowings and (ii) for five years ending May 24, 2010 at 6% on a separate $75 million tranche.  Depending on the level of LIBOR, a 100 basis point change in the debt benchmark rate would affect pretax income as indicated in the table below.

LIBOR	Increase in pretax income due to 100bp decrease in interest rates	Decrease in pretax income due to 100bp increase in interest rates
	(dollars in millions)
Below 4.0%	$3.0	$(3.0)
4.5%	$3.0	$(2.6)
5.0%	$3.0	$(2.2)
5.5%	$2.6	$(1.8)
6.0%	$2.2	$(1.5)

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of March 31, 2007, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures  (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the first fiscal quarter ended March 31, 2007, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	May 15, 2007	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President,
Chief Financial Officer and duly authorized officer