Form 10-Q
period 2007-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2007-11-14
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 10, 2007, Protection One, Inc. had outstanding 25,306,913 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking. These forward-looking statements generally can be identified by, among other things, the use of forward-looking language such as the words “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “may,” “will,” “would,” “should,” “could,” “seeks,” “plans,” “intends,” or other words of similar import or their negatives. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by federal securities laws. Certain factors that could cause actual results to differ include: our history of losses, which are likely to continue; principal and interest payment requirements of and restrictive covenants governing our indebtedness; difficulty in integrating the businesses of Protection One and Integrated Alarm Services Group, Inc. (“IASG”); disruption from our merger with IASG, including lost business opportunities and difficulty maintaining relationships with employees, customers and suppliers; competition, including competition from companies that are larger than we are and have greater resources than we do; losses of our customers over time and difficulty acquiring new customers; termination of the marketing alliance with BellSouth; changes in technology that may make our services less attractive or obsolete or require significant expenditures to upgrade; the development of new services or service innovations by our competitors; potential liability for failure to respond adequately to alarm activations; changes in management; the potential for environmental or man-made catastrophes in areas of high customer account concentration; changes in conditions affecting the economy or security alarm monitoring service providers generally; and changes in federal, state or local government or other regulations or standards affecting our operations and insurance coverage. New factors emerge from time to time, and it is not possible for us to predict all of such factors or the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in the Quarterly Report on Form 10Q for the period ended June 30, 2007 and in our Annual Report on Form 10-K for the year ended December 31, 2006.

INTRODUCTION

Unless the context otherwise indicates, all references in this report to the “Company,” “Protection One,” “we,” “us” or “our” or similar words are to Protection One, Inc., its direct wholly owned subsidiary, Protection One Alarm Monitoring, Inc. (“POAMI”), and POAMI’s wholly owned subsidiaries. Protection One’s sole asset is POAMI and POAMI’s wholly owned subsidiaries, and accordingly, there are no separate financial statements for POAMI. Each of Protection One and POAMI is a Delaware corporation organized in September 1991.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this report have not occurred.

PROTECTION ONE, INC. AND SUBSIDIARIES

PART I

ITEM 1.  FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$41,200	$24,600
Accounts receivable (net of allowance of $5,892 at September 30, 2007 and $7,258 at December 31, 2006)	36,257	29,018
Notes receivable	3,262	—
Inventories, net	5,844	4,553
Prepaid expenses	3,171	3,316
Other	4,068	3,160
Total current assets	93,802	64,647
Restricted cash	3,013	1,900
Property and equipment, net	30,736	22,430
Customer accounts, net	295,104	196,675
Dealer relationships, net	42,732	3,696
Other intangibles, net	3,312	—
Goodwill	37,822	12,160
Trade name	29,712	25,812
Notes receivable, net of current portion	3,626	—
Deferred customer acquisition costs	124,796	105,954
Other	10,080	10,679
Total Assets	$674,735	$443,953
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$297,431	$3,861
Accounts payable	3,168	3,561
Accrued liabilities	33,539	25,201
Deferred revenue	46,734	37,014
Total current liabilities	380,872	69,637
Long-term debt and capital leases, net of current portion	228,003	391,991
Deferred customer acquisition revenue	75,372	60,781
Other liabilities	3,065	1,487
Total Liabilities	687,312	523,896
Commitments and contingencies (see Note 9)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 25,306,913 shares issued at September 30, 2007 and 18,239,953 shares issued at December 31, 2006	253	182
Additional paid-in capital	179,010	89,545
Accumulated other comprehensive loss	(442)	(318)
Deficit	(191,398)	(169,352)
Total stockholders’ equity (deficiency in assets)	(12,577)	(79,943)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$674,735	$443,953

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Revenue:
Monitoring and related services	$230,034	$185,471
Other	25,294	15,975
Total revenue	255,328	201,446

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	71,650	53,175
Other	30,215	20,788
Total cost of revenue (exclusive of amortization and depreciation shown below)	101,865	73,963

Operating expenses:
Selling	34,827	30,057
General and administrative (exclusive of $3.2 million of compensation costs included in recapitalization and corporate consolidation costs in 2006)	57,686	47,577
Merger related severance	3,603	—
Recapitalization and corporate consolidation costs	—	4,472
Amortization and depreciation	44,387	31,526
Total operating expenses	140,503	113,632
Operating income	12,960	13,851
Other expense (income):
Interest expense	36,409	27,407
Interest income	(1,940)	(1,057)
Other	(67)	(25)
Total other expense	34,402	26,325
Loss before income taxes	(21,442)	(12,474)
Income tax expense	602	235
Net loss	(22,044)	(12,709)

Other comprehensive income, net of tax:
Unrealized loss on interest rate caps	(124)	(86)
Comprehensive loss	$(22,168)	$(12,795)

Basic and diluted per share information:
Net loss per common share	$(0.96)	$(0.70)

Weighted average common shares outstanding (in thousands)	22,925	18,231

The accompanying notes are an integral part of these

consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenue:
Monitoring and related services	$84,253	$62,243
Other	9,270	5,377
Total revenue	93,523	67,620

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	26,656	18,367
Other	11,173	7,213
Total cost of revenue (exclusive of amortization and depreciation shown below)	37,829	25,580

Operating expenses:
Selling	12,308	10,472
General and administrative	20,178	15,440
Merger related severance	1,185	—
Amortization and depreciation	17,829	10,078
Total operating expenses	51,500	35,990
Operating income	4,194	6,050
Other expense (income):
Interest expense	13,262	9,905
Interest income	(474)	(350)
Other	(22)	(36)
Total other expense	12,766	9,519
Loss before income taxes	(8,572)	(3,469)
Income tax expense	112	71
Net loss	(8,684)	(3,540)

Other comprehensive income, net of tax:
Unrealized loss on interest rate caps	(133)	(709)
Comprehensive loss	$(8,817)	$(4,249)

Basic and diluted per share information:
Net loss per common share	$(0.34)	$(0.19)

Weighted average common shares outstanding (in thousands)	25,307	18,240

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(22,044)	$(12,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(148)	(209)
Amortization and depreciation	44,387	31,526
Amortization of debt costs, discounts and premium	5,094	4,775
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	17,870	12,278
Stock based compensation expense	1,128	1,145
Deferred income taxes	14	—
Provision for doubtful accounts	2,665	2,316
Other	(68)	(1,420)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(6,033)	(521)
Notes receivable	1,604	—
Other assets	3,152	(1,109)
Accounts payable	(1,901)	(438)
Deferred revenue	4,371	(128)
Accrued interest	(1,873)	(2,126)
Other liabilities	(5,753)	(1,453)
Net cash provided by operating activities	42,465	31,927

Cash flows from investing activities:
Deferred customer acquisition costs	(44,604)	(43,043)
Deferred customer acquisition revenue	22,481	22,715
Purchase of rental equipment	(3,135)	(2,145)
Purchase of property and equipment	(3,551)	(2,782)
Purchases of new accounts	(907)	(27)
Additional investment in restricted cash	—	(212)
Proceeds from disposition of assets and other	5,666	271
Net cash acquired in merger with IASG	3,142	—
Net cash used in investing activities	(20,908)	(25,223)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(3,151)	(2,089)
Distribution to shareholders	—	(70,490)
Proceeds from borrowings	—	66,767
Debt issue costs	(1,665)	(259)
Stock issue costs	(141)	—
Net cash used in financing activities	(4,957)	(6,071)
Net increase in cash and cash equivalents	16,600	633
Cash and cash equivalents:
Beginning of period	24,600	19,893
End of period	$41,200	$20,526

Cash paid for interest	$33,400	$24,837

Cash paid for income taxes	$423	$232

Non-cash investing and financing activity:
Vehicle additions under capital lease	$3,426	$2,211

Refer to Note 2, “IASG Acquisition,” for discussion of non-cash activities related to acquisitions.

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Consolidation, Interim Financial Information, Recapitalization and Reclassification of Business Segments:

The Company, which is publicly traded, is principally engaged in the business of providing security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers. The Company also provides monitoring and support services to independent security alarm dealers on a wholesale basis. On February 17, 2004, the Company’s former majority owner, Westar Industries, Inc., a Delaware corporation, referred to as Westar Industries, a wholly owned subsidiary of Westar Energy, Inc., which together with Westar Industries is referred to as Westar, sold approximately 87% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, to POI Acquisition I, Inc., a subsidiary of POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd. POI Acquisition, L.L.C., Quadrangle Master Funding Ltd and POI Acquisition I, Inc. are entities formed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Master Funding Ltd, collectively referred to as Quadrangle. On February 8, 2005, the Company completed a debt-for-equity exchange agreement with Quadrangle that provided for the principal balance outstanding under the Quadrangle credit facility, which Quadrangle acquired in the sale from Westar, to be reduced by $120.0 million in exchange for the issuance to Quadrangle of 16 million shares of the Company’s common stock. The newly issued shares, together with shares already owned by Quadrangle, resulted in Quadrangle owning approximately 97.3% of the Company’s common stock.

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

As part of the recapitalization, the Company’s board of directors also approved a cash payment of $4.5 million or $2.89 for each vested and unvested option awarded in February 2005 under the 2004 Stock Option Plan, including to members of senior management. This payment is referred to as the compensatory make-whole payment. Approximately $3.2 million of this compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006 and is included in recapitalization and corporate consolidation costs in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital. The Company also reduced the exercise price of each vested and unvested option by $0.98. The Company’s board decided to pay the compensatory make-whole payment and reduce the option exercise price because the payment of the May 2006 dividend decreased the value of the equity interests of holders of options, as these holders were not otherwise entitled to receive the dividend. Accordingly, the Company’s board awarded the same amount to the option holders, on a per share basis, in the form of the compensatory make-whole payment and the reduced option exercise price.

On December 20, 2006, Protection One, Inc. entered into a merger agreement (the “Merger Agreement”) pursuant to which the Company acquired all of the outstanding common stock of Integrated Alarm Services Group, Inc. (“IASG”) on April 2, 2007 (the “Merger”). Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held. Cash was paid in lieu of fractional shares. Pursuant to the Merger Agreement, IASG was merged into one of the Company’s wholly owned subsidiaries. IASG financial results subsequent to April 2, 2007 are consolidated with Protection One, Inc. financial results. Upon consummation of the Merger, Quadrangle’s ownership percentage decreased to 70.0% and former IASG stockholders were issued 27.9% of the Company’s common stock. See Note 2, “IASG Acquisition,” for additional discussion of the Merger and a pro forma presentation of financial results of the combined entity.

The senior credit facility is subject to an early maturity date of June 30, 2008 if the Senior Subordinated Notes remain outstanding at that time. Accordingly, the indebtedness outstanding under the senior credit facility is classified and presented as a current liability at September 30, 2007. The Company intends to repay or refinance its indebtedness related to the Senior Subordinated Notes through an equity offering, replacement debt financing or amendment of the covenants contained in, or obtain a waiver from the lenders party to, the Senior Credit Agreement before June 30, 2008. The aggregate amount outstanding under the senior credit facility would become immediately due and payable if the Senior Subordinated Notes are not repaid or refinanced by June 30, 2008. In addition, the lenders under the senior credit facility could institute foreclosure proceedings against the assets securing borrowings under the senior credit facility.

Prior to the Merger, the Company managed its operations in two business segments:  Protection One Monitoring, which included Retail and Wholesale operations, and Network Multifamily. Subsequent to the Merger, the Company separated the management of its Wholesale operations from its Retail operations and now organizes its operations into three business segments:  Retail, Wholesale and Multifamily. See Note 10, “Segment Reporting,” for additional information on the operating results of the Company’s segments.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2007 and as updated to reflect the new segment presentation in the Current Report on Form 8-K filed with the SEC on October 25, 2007.

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the nine and three months ended September 30, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year.

For the nine and three months ended September 30, 2007, the Company had stock options that represented 0.9 million and 0.8 million dilutive potential common shares, respectively. For the nine and three months ended September 30, 2006, the Company had stock options that represented 0.9 million and 0.8 million dilutive potential common shares, respectively. These securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive for each of the periods presented.

2.              IASG Acquisition:

On April 2, 2007, the Company completed its acquisition of IASG. Pursuant to the terms of the Merger Agreement, each outstanding share of IASG common stock was converted into the right to receive 0.29 shares of the Company’s common stock.  Upon the closing of the Merger, IASG became a wholly owned subsidiary of the Company. In connection with the Merger, the Company’s common stock was approved for listing on the Nasdaq Global Market LLC and now trades under the symbol “PONE.”

Also in connection with the Merger, POAMI completed an exchange offer (the “Exchange Offer”) for up to $125 million aggregate principal amount of the IASG 12% Senior Secured Notes due 2011 (the “IASG Notes”).  Pursuant to the terms of the Exchange Offer, validly tendered IASG Notes were exchanged for newly issued 12% Senior Secured Notes due 2011 of POAMI (the “Senior Secured Notes”). Of the $125 million aggregate principal amount of IASG Notes outstanding, approximately $115.3 million were tendered for exchange.

Upon the completion of the Exchange Offer, IASG Notes that were not tendered for exchange were redeemed effective as of May 2, 2007.  On April 2, 2007, IASG deposited sufficient funds with the trustee to redeem the outstanding IASG Notes and thereby satisfied and discharged its and the guarantors’ obligations under the indenture governing the IASG Notes, as supplemented (the “IASG Indenture”).

With the completion of the Merger, Protection One assumed ownership of Criticom International, which combined with Protection One’s wholesale monitoring provider, CMS, operates under a new name, Criticom Monitoring Services (also known as CMS).

Protection One remains one of the nation’s largest providers of security alarm monitoring services to residential, commercial and national account customers, which will continue operating under the name Protection One®, as well as the largest provider to the multifamily market, operating under the name Network Multifamily®. In total, the merged company, which will remain based in Lawrence, Kansas, has 66 branches across the country, six monitoring response centers, and a dedicated disaster recovery center.

The Merger was accounted for using the purchase method of accounting under Financial Accounting Standards Board Statement No. 141 (“FAS 141”), “Business Combinations.”  Under the purchase method of accounting, Protection One is considered the acquirer of IASG for accounting purposes and the total purchase price is allocated to the assets acquired and liabilities assumed from IASG based on their fair values as of April 2, 2007. Under the purchase method of accounting, the net consideration was approximately $96.5 million, comprised of Protection One common stock of $85.7 million, the assumption of IASG stock options that were converted into Protection One stock options with a value of $2.9 million, and approximately $7.9 million in transaction costs, including investment banker fees, consulting fees and professional fees.

The Company recorded a liability of $1.0 million related to duplicate facilities acquired and expected to be closed in connection with the Merger. The Company also recorded a liability of $1.0 million related to one-time termination benefits in connection with the Merger as a part of the purchase price allocation. These one-time termination benefits were paid during the nine months ended September 30, 2007. In addition, the Company recorded $1.2 million and $3.6 million of expense during the three and nine months ended September 30, 2007, respectively, related to severance and retention payments with future service requirements. Total cash payments for severance and retention during the three and nine months ended September 30, 2007 were $1.0 million and $2.7 million, respectively.

In connection with the Merger, Protection One issued 7,066,960 shares of its common stock and 713,104 stock options in exchange for the outstanding IASG common stock and IASG stock options, respectively. The consideration associated with the common stock and stock options was based on $12.125 per share, the average closing price of Protection One common stock for the two trading days immediately prior and subsequent to December 20, 2006, the announcement date of the Merger.

Preliminary Purchase Price Allocation

Under purchase accounting, the total purchase price was allocated to IASG’s net tangible and intangible assets based on their estimated fair values as of April 2, 2007. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The following allocation of the purchase price is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared including a preliminary valuation assessment prepared by a valuation specialist. Accordingly, the allocation may change as additional information becomes available and the impact of the changes may be material. During the three months ended September 30, 2007, the Company recorded fair value adjustments of approximately $2.6 million to its preliminary allocation of purchase price related to customer accounts, dealer relationships, trade names and other intangibles, which had the effect of increasing goodwill.

Estimated Assets Acquired and Liabilities Assumed as of April 2, 2007

(dollars in thousands)

Current assets	$20,657
Property and equipment	6,925
Customer accounts	130,300	(a)
Dealer relationships	41,500	(a)
Trade names	3,900
Other intangibles	4,700	(b)
Goodwill	25,662
Other assets	15,894
Total assets acquired	249,538

Current liabilities	24,765
Long-term debt	125,605	(c)
Other liabilities	2,730
Total liabilities assumed	153,100

Net assets acquired	$96,438

(a)          Reflects preliminary estimates of the purchase price allocation which may change upon the completion of valuation studies. In the security industry, transactions involving the sale of customer accounts are frequently valued as a multiple of recurring monthly revenue (RMR). Customer accounts represent the value of RMR associated with retail (both residential and commercial) customers. The fair value of IASG’s customer accounts is estimated at a multiple of 31.5 times RMR. At April 2, 2007, IASG had approximately $4.13 million of retail RMR (comprised of approximately $0.96 million of commercial RMR, excluding small business RMR and $3.17 million of residential and small business RMR). Dealer relationships represent the relationship IASG has with dealers who own customer accounts but contract with IASG to provide monitoring service of their customer accounts. The fair value of IASG’s dealer relationships is estimated at a multiple of approximately 16 times wholesale RMR which was approximately $2.55 million at April 2, 2007. These estimates are thought to be reasonable based on a review of available data on other transactions involving the sale of retail and wholesale RMR in the security industry.

A one time increase in the multiples used to value these intangibles would result in an increase of $4.13 million to customer accounts and a $2.55 million increase to dealer relationships. Conversely, a one time decrease in the multiples used would result in a $4.13 million decrease to customer accounts and a $2.55 million decrease to dealer relationships. The offset to changes to these valuations would generally be goodwill and would also result in changes to the amortization of the respective assets. Refer to Note 4, “Intangible Assets,” for additional discussion regarding the useful lives.

(b)         Reflects preliminary estimates of the purchase price allocation which may change upon the completion of valuation studies. Other identified intangibles include estimates of fair values for non-competition agreements.

(c)          The IASG Notes were either exchanged for Senior Secured Notes or redeemed by IASG at the time of the Merger. The Senior Secured Notes have substantially similar terms to the previously outstanding IASG Notes but have amended operating covenants and are secured with a second lien on the assets of the Company. The estimated fair value of the Senior Secured Notes was determined based on an effective interest rate of 9.5% which was deemed to be reasonable based on the Company’s review of materials provided from outside third parties regarding potential debt offering alternatives. The valuation was based on the expectation that the Senior Secured Notes will be retired at the earliest call date (November 15, 2008) at a call price at 106% of par value. At the closing on April 2, 2007, IASG Notes with a face value of $115.345 million were exchanged for Senior Secured Notes leaving $9.655 million face value of the IASG Notes which were redeemed May 2, 2007. The redemption price was approximately $11.9 million which included accrued interest and a make-whole adjustment. To effect the redemption on April 2, 2007, IASG deposited sufficient funds with the trustee to redeem the outstanding IASG Notes and thereby satisfied and discharged its and the guarantors’ obligations under the IASG Indenture. The table below reflects the exchange, redemption and adjustments to the notes (dollars in thousands):

IASG Notes	$125,000
Notes redeemed	(9,655)
Exchanged notes	115,345
Premium on exchanged notes	10,260
Fair value of exchanged notes	$125,605

Pre-Acquisition Contingencies

The Company has identified and continues to evaluate certain pre-acquisition contingencies, discussed in Note 9, “Commitments and Contingencies,” but has yet to conclude whether the fair values for such contingencies are determinable.

Pro Forma Financial Information

The results of operations of IASG from April 2, 2007 through September 30, 2007 have been included in the Company’s condensed consolidated statement of operations for the nine and three months ended September 30, 2007. The financial information in the table below summarizes the combined results of operations of the Company and IASG, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. These results have been prepared by adjusting the historical results of the Company to include the historical results of IASG and the impact of the preliminary purchase price allocation discussed above. The pro forma combined results of operations for the nine months ended September 30, 2007 exclude Merger-related costs of $3.9 million, which primarily consist of investment banker fees and debt redemption costs incurred by IASG prior to completion of the Merger. The pro forma combined results of operations for the nine months ended September 30, 2006 include a goodwill impairment charge of $65 million recorded by IASG during 2006.

The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that will be achieved by the combined company in the future.

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(dollars in thousands, except per share amounts)
Pro forma:
Revenue	$278,635	$270,819
Net loss	$(23,610)	$(89,955)
Basic and diluted earnings per share	$(0.79)	$(3.56)

Notes receivable

At the time of the Merger, the Company acquired outstanding notes receivable with an estimated fair value of $8.7 million as of April 2, 2007. IASG makes loans to dealers which are collateralized by the dealers’ portfolios of customer monitoring contracts. Loans to dealers are carried at the lower of the principal amount outstanding or the net realizable value of the portfolio underlying the loan. Loans are generally considered non-performing if they are 120 days in arrears of contractual terms. Interest income is not accrued on non-performing loans. Management periodically evaluates the loan portfolio to assess the collectibility of dealer notes and adequacy of the allowance for loan losses including IASG’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Loan impairment is identified when a portfolio’s cash flow is materially below the minimum necessary to service the loan. In most cases, loans will be foreclosed and valued at the lower of cost (loan carrying value) or fair value of customer contracts using recent transaction prices and industry benchmarks. At September 30, 2007, the Company had outstanding notes receivable of $7.3 million face value and $6.9 million carrying value. The short-term portion of notes receivable is calculated in accordance with the terms of the agreements. The Company had no notes receivable as of December 31, 2006. As part of the Merger, the Company assumed obligations to provide open lines of credit to dealers, subject to the terms of the agreements with the dealers. At September 30, 2007, the amount available to dealers under these lines of credit was $0.6 million.

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

Exclusive of the impact of the modification to the options granted in 2005 discussed in Note 1, “Basis of Consolidation, Interim Financial Information, Recapitalization and Reclassification of Business Segments,” share-based compensation related to stock options granted to employees of approximately $1.1 million, or $0.05 per share (basic and fully diluted), and $1.1 million, or $0.06 per share (basic and fully diluted), was recorded in general and administrative expense for the nine months ended September 30, 2007 and 2006, respectively. Approximately $0.4 million, or $0.02 per share (basic and fully diluted), and $0.3 million, or $0.02 per share (basic and fully diluted), was recorded in general and administrative expense for the three months ended September 30, 2007 and 2006, respectively. No tax benefit was recorded because the Company does not have taxable income and is currently fully reserving its federal tax assets. There were no amounts capitalized relating to share-based employee compensation in the first nine months of 2007 or in all of 2006.

On May 7, 2007, an additional 100,000 options were granted under the 2004 Stock Option Plan with an exercise price of $14.50 per share. The estimated fair value of the options is $9.88 per option and was determined using the Black-Scholes option-pricing model with the assumptions set forth in the table below. The Company’s historical data, among other factors, were used to estimate the expected price volatility and the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

Options granted May 7, 2007
Expected stock price volatility	73.9%
Risk free interest rate	4.52%
Expected option life	6 years
Expected dividend yield	—

See Note 3, “Share-Based Employee Compensation” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007 for a description of the 2004 Stock Option Plan.

Pursuant to the Merger Agreement, options to acquire shares of IASG common stock were converted into options to acquire a number of shares of Protection One, Inc. common stock equal to the number of shares of IASG common stock that were issuable upon exercise of the options multiplied by 0.29, rounded down to the nearest whole share, at an exercise price per share equal to the exercise price per share under the options before the completion of the Merger divided by 0.29, rounded up to the nearest whole cent.

The fair value of the converted options, net of the fair value of unvested options, represents additional purchase consideration. Substantially all outstanding options issued to IASG employees vested prior to the Merger. A total of 713,104 Protection One options were issued in exchange for 2,459,001 outstanding IASG options. The fair value of these options was calculated as of December 20, 2006, the announcement date of the Merger, using the Black-Scholes option pricing model. The Company’s historical data, among other factors, were used to estimate the expected price volatility and the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The table below reflects the assumption used for each of the exchanged option awards (dollars in thousands, except per share amounts, ratios, number of options and percentages):

Expiration	# of	Exercise Price/	Award Value/	Expected	Expected	Risk-free	Total Fair
Date	Options (1)	Option	Option	Life (yrs.)	Volatility	Rate	Value
July 23, 2013	591,594	$31.90	$4.22	3.28	81.4%	4.55%	$2,497
July 24, 2013	13,920	$31.90	$4.22	3.28	81.4%	4.55%	58
June 15, 2014	33,785	$19.83	$5.67	3.73	77.2%	4.53%	191
April 4, 2015	7,250	$16.76	$6.31	4.13	74.9%	4.52%	46
May 2, 2014	725	$12.93	$6.80	3.67	77.2%	4.53%	5
Dec. 31, 2010	580	$19.31	$2.10	2.00	53.3%	4.69%	1
April 23, 2009	43,500	$18.10	$1.30	1.16	52.4%	4.85%	57
April 23, 2009	21,750	$14.66	$2.07	1.16	52.4%	4.85%	45
Totals	713,104						$2,900

(1)  There are 703,679 stock options exercisable as of September 30, 2007.

In accordance with SFAS 123R, an additional fair value measurement of both the IASG vested options immediately prior to their conversion into options to acquire Protection One common stock and the Protection One options which replaced the IASG options held by employees was made as of the closing date of the Merger. The fair value of the Protection One options exceeded the fair value of the IASG options held by employees by approximately $0.2 million and such excess is reflected as compensation expense in the Combined Condensed Statement of Operations during the nine months ended September 30, 2007.

4.     Intangible Assets:

As discussed in Note 2, “IASG Acquisition,” the Merger was completed on April 2, 2007 and was accounted for as a purchase because the Company acquired all of the assets, liabilities and capital stock of IASG and all of its wholly owned subsidiaries, which resulted in a new basis of accounting for IASG and new values for IASG assets and liabilities.

In connection with the Merger, the Company recorded approximately $25.7 million of goodwill. The Company has also recorded intangible assets for Customer Accounts, Dealer Relationships, Trade Name and Other Intangibles acquired in connection with the Merger. Customer Accounts represents the Company’s investment in retail customers acquired through purchase, which are being amortized using an accelerated amortization method, primarily 150% declining balance over 9 years. Dealer Relationships is the result of the Company’s arrangement to provide alarm monitoring services to customers of independent alarm dealers and acquisitions of such relationships from other monitoring companies. The Company amortizes the cost of Dealer Relationships using an accelerated amortization method, primarily 150% declining balance over 15 years. Other Intangibles represents non-competition agreements that are being amortized over their remaining lives ranging from 1 to 3 years. Amounts recorded for goodwill and trade name have indefinite lives and are not subject to amortization. Goodwill and trade name acquired in the Merger have been preliminarily allocated to the Company’s Wholesale segment, and goodwill is not expected to be deductible for income tax purposes.

A roll-forward of the Company’s unamortizable intangible assets is presented by segment and in total in the following table (dollars in thousands):

	Retail	Wholesale (a)	Multifamily	Total Company
Goodwill (b)
January 1, 2007	$6,142	$1,288	$4,730	$12,160
Additions from Merger	—	25,662	—	25,662
September 30, 2007	$6,142	$26,950	$4,730	$37,822

Trade Name
January 1, 2007	$22,987	$—	$2,825	$25,812
Additions from Merger	—	3,900	—	3,900
September 30, 2007	$22,987	$3,900	$2,825	$29,712

(a)          Preliminary estimates of the amount ascribed to goodwill and trade name acquired in the Merger are currently reflected in the Wholesale segment and are subject to change upon completion of valuation studies. See Note 2, “IASG Acquisition,” for additional information.

(b)         The January 1, 2007 Goodwill amount for the new Retail and Wholesale segments was previously reflected as Goodwill in the former Protection One Monitoring segment. See discussion related to the change in the Company’s segment reporting in Note 10, “Segment Reporting.”

A roll-forward of the Company’s amortizable intangible assets is presented by segment and in total in the following table (dollars in thousands):

	Retail	Wholesale	Multifamily	Total Company
Customer Accounts
Net customer accounts at January 1, 2007	$161,386	$—	$35,289	$196,675
Additions from Merger (a)	130,300	—	—	130,300
Purchase of customer accounts	907	—	—	907
2007 Amortization expense	(28,525)	—	(4,253)	(32,778)
Net customer accounts at September 30, 2007	$264,068	$—	$31,036	$295,104

Dealer Relationships (b)
Net dealer relationships at January 1, 2007	$—	$3,696	$—	$3,696
Additions from Merger (a)	—	41,500	—	41,500
2007 Amortization expense	—	(2,464)	—	(2,464)
Net dealer relationships at September 30, 2007	$—	$42,732	$—	$42,732

Other Intangibles
Total other intangibles at January 1, 2007	$—	$—	$—	$—
Additions from Merger (a)	1,592	3,108	—	4,700
2007 Amortization expense	(456)	(932)	—	(1,388)
Net other intangibles at September 30, 2007	$1,136	$2,176	$—	$3,312

(a)          Preliminary estimates of the amount ascribed to intangible assets acquired in the Merger are subject to change upon completion of valuation studies. See Note 2, “IASG Acquisition,” for additional information.

(b)         The January 1, 2007 Dealer Relationships balance was previously included as part of Customer Accounts in the former Protection One Alarm Monitoring segment. See discussion related to the change in the Company’s segment reporting in Note 10, “Segment Reporting.”

Amortization expense was $36.6 million and $24.4 million for the nine months ended September 30, 2007 and 2006, respectively, and $14.9 million and $8.1 million for the three months ended September 30, 2007 and 2006, respectively. The table below reflects the estimated aggregate amortization expense for the remainder of 2007 and each of the four succeeding fiscal years on the existing base of amortizable intangible assets as of September 30, 2007:

	2007	2008	2009	2010	2011
	(dollars in thousands)
Estimated amortization expense	$14,809	$53,890	$47,949	$44,653	$43,603

5. Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (in thousands):

	September 30, 2007	December 31, 2006
Furniture, fixtures and equipment	$5,659	$4,685
Data processing and telecommunication	32,378	26,576
Leasehold improvements	3,721	3,102
Vehicles	6,875	7,290
Vehicles under capital leases	6,686	3,261
Buildings and other	6,196	5,583
Rental equipment	6,684	3,549
	68,199	54,046
Less accumulated depreciation	(37,463)	(31,616)
Property and equipment, net	$30,736	$22,430

Depreciation expense was $7.8 million and $7.1 million for the nine months ended September 30, 2007 and 2006, respectively, and was $2.9 million and $1.9 million for the three months ended September 30, 2007 and 2006, respectively.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term. Accumulated depreciation of approximately $0.8 million and $0.3 million has been recorded on these assets as of September 30, 2007 and December 31, 2006, respectively. The following is a schedule by year of minimum future rentals on non-cancelable operating leases as of September 30, 2007 and does not include payments received at the inception of the lease (dollars in thousands):

Remainder of 2007	$251
2008	1,004
2009	1,004
2010	986
2011	591
2012	124
Total minimum future rentals	$3,960

6.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollars in thousands):

	September 30,	December 31,
	2007	2006
Accrued interest	$9,198	$5,452
Accrued vacation pay	4,662	3,504
Accrued salaries, bonuses and employee benefits	8,903	6,103
Other accrued liabilities	10,776	10,142
Total accrued liabilities	$33,539	$25,201

7.     Debt and Capital Leases:

Long-term debt and the fixed or weighted average interest rates and capital leases are as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Senior credit facility, maturing March 31, 2012, variable 7.79% (a)	$295,500	$297,750
Senior Secured Notes, maturing November 2011, fixed 12.00% (c), face value	115,345	—
Unamortized premium on Senior Secured Notes (d)	9,287	—
Senior Subordinated Notes, maturing January 2009, fixed 8.125%, face value	110,340	110,340
Unamortized discount on Senior Subordinated Notes (b)	(10,198)	(14,997)
Capital leases	5,160	2,759
	525,434	395,852
Less current portion (including $1,931 and $861 in capital leases as of September 30, 2007 and December 31, 2006, respectively)	(297,431)	(3,861)
Total long-term debt and capital leases	$228,003	$391,991

(a)          Represents the weighted average annual interest rate before fees at September 30, 2007. At December 31, 2006, the weighted average annual interest rate before fees was 7.86%. See “Senior Credit Facility” below, for additional discussion regarding an amendment in April 2006 in connection with additional financing under the senior credit facility, including a change in the maturity date of the term loan to March 31, 2012 from April 18, 2011 and a reduction in the applicable margin. In the first quarter of 2007, the Company entered into the first amendment to the amended and restated Senior Credit Agreement which further reduced the applicable margin by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing. The senior credit facility is secured by substantially all assets of the Company and requires quarterly principal payments of $0.75 million. The senior credit facility has been classified as short-term at September 30, 2007. See “Senior Credit Facility” below for additional information related to the short-term classification.

(b)         See “Valuation of Debt” below regarding the discount amount associated with the debt instruments. The effective rate to the Company due to the accretion of debt discounts is approximately 15.9% on the Senior Subordinated Notes.

(c)          See “Exchanged Notes” below regarding transactions by which IASG Notes were exchanged for Senior Secured Notes and subsequently registered with the SEC.

(d)         See Note 2, “IASG Acquisition,” for additional information related to the premium on the Senior Secured Notes.

Valuation of Debt

As discussed in Note 1, “Basis of Consolidation, Interim Financial Information, Recapitalization and Reclassification of Business Segments,” because Quadrangle acquired substantially all of the Company’s common stock, a new basis of accounting was established at February 8, 2005, and a new value for the Company’s 8.125% Senior Subordinated Notes due 2009 (the “Senior Subordinated Notes”) was determined based on its estimated fair market value. The discount is being amortized using the effective interest rate method over the remaining life of the debt.

Senior Credit Facility

On April 26, 2006, the Company entered into an amended and restated senior credit agreement (“Senior Credit Agreement”) increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million. The applicable margin with respect to the amended term loan was reduced by 0.50% to 1.50% for base rate borrowing and 2.50% for Eurodollar borrowing. In the first quarter of 2007, the applicable margin was further reduced by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing. Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for base rate borrowing and 2.25% to 3.25% for Eurodollar borrowing. The incremental proceeds from the amended term loan, together with approximately $10 million of excess cash were used to make an aggregate special cash distribution in May 2006 of approximately $75 million, including a dividend to holders of the Company’s common stock and to make related payments to members of management of the Company who hold options for the Company’s common stock. The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $22.2 million remains available as of November 10, 2007 after reducing total availability by approximately $2.8 million for an outstanding letter of credit. The revolving credit facility matures in 2010 and the term loan matures March 31, 2012, subject to earlier maturity if the Company does not refinance its Senior Subordinated Notes before June 30, 2008. The senior credit facility is subject to an early maturity date of June 30, 2008 if the Senior Subordinated Notes remain outstanding at that time. Accordingly, the indebtedness outstanding under the senior credit facility is classified and presented as a current liability at September 30, 2007. The Company intends to repay or refinance its indebtedness related to the Senior Subordinated Notes or amend the covenants contained in, or obtain a waiver from the lenders party to, the Senior Credit Agreement before June 30, 2008. The aggregate amount outstanding under the senior credit facility would become immediately due and payable if the Senior Subordinated Notes are not repaid or refinanced by June 30, 2008. In addition, the lenders under the senior credit facility could institute foreclosure proceedings against the assets securing borrowings under the senior credit facility.

The Senior Credit Agreement required the Company to enter into a hedge agreement to provide interest rate protection on at least $70.0 million of the term loans through April 18, 2007. To satisfy this requirement and to further limit its exposure to interest rate risk on the variable rate Senior Credit Facility, the Company entered into two separate interest rate cap agreements in May 2005 for a one-time aggregate cost of approximately $0.9 million. The Company’s objective was to protect against increases in interest expense caused by fluctuation in the LIBOR interest rate. One interest rate cap provides protection on $75 million of the Company’s long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%. A second interest rate cap provides protection on $75 million of the Company’s long term debt over a three-year period ending May 23, 2008 if LIBOR exceeds 5%.

The unamortized cost of the cap agreements was $0.7 million and $0.8 million at September 30, 2007 and December 31, 2006, respectively. The fair market value of the cap agreements was $0.2 million and $0.5 million at September 30, 2007 and December 31, 2006, respectively, which is included in other assets. The loss resulting from the fair market value adjustment is reflected as accumulated other comprehensive loss in the condensed consolidated balance sheet and as an unrealized other comprehensive loss in the condensed consolidated statement of operations and comprehensive loss. The Company amortizes the costs of the interest rate caps to interest expense over the respective lives of the agreements. In the first nine months of 2007, the Company amortized approximately $186,000 to interest expense and was entitled to receive approximately $216,000 as a result of the cap agreements for a net reduction to interest expense of approximately $30,000. In the first nine months of 2006, the Company amortized approximately $40,000 to interest expense and was entitled to receive approximately $69,000 as a result of the cap agreements for a net reduction to interest expense of approximately $29,000. There was no ineffectiveness in the hedging relationship of the interest rate caps.

On March 13, 2007, the Company, the lenders party thereto and Bear Stearns Corporate Lending Inc., as administrative agent, entered into the First Amendment (the “Senior Credit Agreement Amendment”) to the Senior Credit Agreement. Pursuant to the Senior Credit Agreement Amendment, the lenders, among other things, consented to: (1) the consummation of the Merger, (2) the issuance by the Company of the Senior Secured Notes, (3) the guarantee by IASG and its subsidiaries of the Company’s obligations under the Senior Credit Agreement, (4) the guarantee and granting of second priority security interests by Protection One, Inc. and its subsidiaries to the holders of the Senior Secured Notes, (5) the adjustment of certain financial covenants contained in the Senior Credit Agreement and (6) the amendment of certain negative covenants contained in the Senior Credit Agreement in order to reflect the increased size of the loan parties and activities of IASG. The Senior Credit Agreement Amendment also reduced the applicable margin with respect to term loans under the Senior Credit Agreement by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing. Furthermore, pursuant to the Senior Credit Agreement Amendment, the Company may request the establishment of one or more new term loan commitments in an aggregate amount of up to $50 million, provided that the administrative agent may decline to arrange such new term loan commitments and any lender may decline to provide such new term loan commitments.

Exchanged Notes

On April 2, 2007, POAMI completed the Exchange Offer for up to $125 million aggregate principal amount of the IASG Notes. Pursuant to the terms of the Exchange Offer, validly tendered IASG Notes were exchanged for the Senior Secured Notes. Of the $125 million aggregate principal amount of IASG Notes outstanding, approximately $115.3 million were tendered for exchange. Upon the completion of the Exchange Offer, approximately $9.7 million principal amount of IASG Notes was redeemed effective as of May 2, 2007. The redemption price was approximately $11.9 million, including accrued interest and a make-whole adjustment.  To effect the redemption on April 2, 2007, IASG deposited sufficient funds with the trustee to redeem the outstanding IASG Notes and thereby satisfied and discharged its and the guarantors’ obligations under the IASG Indenture.

The Senior Secured Notes, which rank equally with POAMI’s existing and future senior secured indebtedness and any indebtedness incurred under the senior credit facility, are jointly and severally guaranteed by Protection One, Inc. and its subsidiaries and secured by second priority liens granted to the trustee for the benefit of the holders of the Senior Secured Notes on substantially all of Protection One, Inc.’s and its subsidiaries’ tangible and intangible property.

The Senior Secured Notes mature on November 15, 2011, the same date as the IASG Notes. The Senior Secured Notes initially bore interest at the rate of 13% per annum, payable semiannually on May 15 and November 15 of each year, commencing on May 15, 2007. Pursuant to the terms of a Registration Rights Agreement entered into at the time the Senior Secured Notes were issued, following the consummation of a registered exchange offer pursuant to which the Senior Secured Notes were exchanged for notes that were registered with the SEC, the Senior Secured Notes bear interest at the rate of 12% per annum. POAMI completed the registered exchange offer pursuant to the Registration Rights Agreement on June 12, 2007.

The Company may redeem the Senior Secured Notes at any time prior to November 15, 2008 at its option, in whole or in part, at a redemption price equal to the greater of: 100% of the principal amount of the Senior Secured Notes being redeemed or the sum of the present values of the remaining scheduled payments to November 15, 2008 of principal and interest on the Senior Secured Notes being redeemed on the redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the treasury rate plus 50 basis points. The Company may also redeem the Senior Secured Notes at any time on and after November 15, 2008, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest and additional interest, if any, to the date of the redemption.

In addition, before November 15, 2007, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Secured Notes, so long as 65% of the original aggregate principal amount of the Senior Secured Notes remains outstanding, at a redemption price equal to 112% of their aggregate principal amount with the cash proceeds from certain equity offerings.

Upon the occurrence of certain change of control events, each holder of Senior Secured Notes will have the right to require the Company to repurchase all or any part of that holder’s Senior Secured Notes for a cash payment equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased plus accrued and unpaid interest and additional interest, if any, to the date of purchase, subject to certain restrictions in the Senior Credit Agreement.

The indenture governing the Senior Secured Notes contains covenants which restrict the Company’s ability and the ability of the guarantors (subject to certain exceptions) to, among other things:  borrow additional money; pay dividends on or redeem capital stock, or make other restricted payments or investments; sell assets; merge or consolidate with any other person; effect a consolidation or merger; or enter into affiliated transactions.

Capital Leases

Beginning in 2006, the Company has acquired vehicles under a capital lease arrangement whereby it leases vehicles over a 4-year lease term. Accumulated depreciation on these assets as of September 30, 2007 and December 31, 2006 was approximately $1.3 million and $423,000, respectively. The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of September 30, 2007 (dollars in thousands):

Remainder of 2007	$683
2008	2,310
2009	1,940
2010	1,076
2011	138
Total minimum lease payments	6,147
Less: Estimated executory costs	(456)
Net minimum lease payments	5,691
Less: Amount representing interest	(530)
Present value of net minimum lease payments (a)	$5,161

(a) Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $1,931 and $3,230, respectively.

Debt Covenants

The indentures relating to the Senior Subordinated Notes, the Senior Secured Notes and the Senior Credit Agreement contain certain covenants and restrictions, including with respect to the Company’s ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation, and amortization, or EBITDA. The definition of EBITDA varies between each of the indentures and the Senior Credit Agreement. EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue. However, under the varying definitions, additional adjustments are sometimes required.

The Senior Credit Agreement and the indentures relating to its Senior Subordinated Notes and to its Senior Secured Notes contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Senior credit facility

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 6.0 to 1.0 and Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 1.75 to 1.0

Senior Secured Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

At September 30, 2007, the Company was in compliance with the financial covenants and other maintenance tests of each of these debt instruments. The interest coverage ratio tests under the indentures are incurrence based tests (not maintenance tests), and the Company cannot be deemed to be in default solely due to failure to meet the interest coverage ratio tests under the indentures. Failure to meet the interest coverage ratio tests could result in restrictions on the Company’s ability to incur additional ratio indebtedness; however, the Company may borrow additional funds under other permitted indebtedness provisions of the indentures, including all amounts currently available under the revolving credit facility.

8. Related Party Transactions:

Quadrangle Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of Quadrangle, provided business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments. The Quadrangle management agreements also provided that when and if the Advisors advised or consulted with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company did not engage a financial advisor with respect to such divesture) or financing transaction, they could require the Company to pay additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction. The Quadrangle management agreements were terminated as of April 2, 2007 in connection with the completion of the Merger. The Company’s board of directors concluded that it was in the best interests of the Company to terminate these arrangements with the Advisors upon completion of the Merger due, in part, to Quadrangle’s ownership interest in the Company decreasing to 70.0% from 97.1% and eliminating the Advisors’ role providing business and financial advisory and consulting services to the Company.

The Company paid the Advisors aggregate management fees of $2.7 million and $1.1 million in the first nine months of 2007 and 2006, respectively, and approximately $0.4 million in the three months ended September 30, 2006, pursuant to the terms of the management agreements. No management fees were recorded for the three months ended September 30, 2007 due to the termination of the agreement. For the nine months ended September 30, 2007, the amounts included $375,000 in connection with the termination of the management agreements, representing the second quarterly installments of the 2007 annual fees due to the Advisors under the management agreements, and approximately $1.9 million for services rendered in connection with the Merger, or 1% of the aggregate value of the Merger. The $1.9 million fee was capitalized as a direct cost of the Merger. See Note 2, “IASG Acquisition,” for additional information related to transaction fees included in the net consideration for the Merger.

Board of Directors and Amended Bylaws

Pursuant to an amendment and restatement of the stockholders agreement entered into upon consummation of the Merger, the board of directors of the combined company is to be comprised of nine directors (which may be increased to eleven in certain circumstances) and, subject to the maintenance of a certain threshold of ownership in the Company, POI Acquisition L.L.C. will be able to direct the election of three of the Company’s directors (which number may be increased to five under certain circumstances) and Quadrangle Master Funding Ltd. will be able to direct the election of two of the Company’s directors.

Registration Rights Agreement

As a condition to the consummation of the debt-for-equity exchange, the Company entered into a registration rights agreement with POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd. The registration rights agreement provides, among other things, that the Company will register, upon notice, shares of its common stock owned by such parties. Under the registration rights agreement, POI Acquisition, L.L.C. is permitted up to four demand registrations and Quadrangle Master Funding Ltd is permitted up to four demand registrations, subject to certain conditions described in the agreement. POI Acquisition, L.L.C. and Quadrangle Master Funding Ltd also received piggyback registration rights whereby they shall have the opportunity to register their securities pursuant to any registration statement the Company may file in the future, subject to certain conditions. The Company is also obligated to pay certain of their expenses pursuant to the registration of their securities under the registration rights agreement.

9.     Commitments and Contingencies:

The Company is a defendant in a number of pending legal proceedings incidental to the normal course of its business and operations. Unless otherwise noted below, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Security Response Network and Homesafe Security Arbitration

The Company was a defendant in an arbitration proceeding brought by two former Protection One dealers, Security Response Network and Homesafe Security, Inc. and the owner of these companies, Mr. Ira Beer. Mr. Beer alleged breach of contract, improper calculation of holdback amounts, and other causes of action. On February 16, 2007, the arbitrator rendered a tentative arbitration award, awarding the plaintiffs damages for approximately 50 customer accounts purportedly sold to the Company by plaintiffs, plus interest, plaintiffs’ costs and reasonable attorney fees. On April 25, 2007, the arbitrator rendered an award in favor of the claimants and on May 1, 2007 the Company paid the claimants $292,231 in full satisfaction of the arbitration award, bringing final resolution to the matter.

Scardino Litigation

On April 17, 2006, the Company was named a defendant in a litigation proceeding brought by Frank and Anne Scardino arising out of a June 2005 fire at their home in Villanova, Pennsylvania (Frank and Anne Scardino v. Eagle Systems, Inc., Eagle Monitoring, Inc. and Protection One Alarm Monitoring, Inc. d/b/a Dynawatch, Delaware County, Pennsylvania Court of Common Pleas, Cause No. 06-4485). The complaint alleges that the defendants failed to provide contracted fire detection and monitoring services, breaching their contractual and warranty obligations in violation of Pennsylvania Unfair Trade Practices and Consumer Protection Law, resulting in alleged damages to plaintiffs in excess of $3.0 million. Under the Unfair Trade Practices and Consumer Protection Law, claimants may be entitled to seek treble damages, attorneys’ fees and costs. The complaint also asserted claims based on alleged negligence and gross negligence; however, the Company’s preliminary objections to these counts were granted by the court, and these claims were accordingly dismissed.

The Company has notified its liability insurance carriers of the claim and has answered the remaining counts. Discovery has commenced in the matter, and the parties have exchanged documents. The Company has also sought discovery from various third parties. Deposition of these third parties is underway. At the request of the plaintiffs, the discovery schedule will be extended to move the action from the February 2008 trial listing to the June 2008 trial listing. All intervening discovery deadlines will be extended for all parties.

The Company does not believe that it breached its contractual obligations or otherwise violated its duties in connection with this matter. In the opinion of management, the final outcome of such litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Few Litigation

On June 26, 2006, Thomas J. Few, Sr., the former president of IASG, initiated litigation against IASG in connection with his employment, seeking a monetary award for amounts allegedly due to him under an employment agreement. The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division. (Thomas J. Few, Sr. v. Integrated Alarm Service Group, Inc., Superior Court of the State of New Jersey, Bergen County Division, Docket No. BER-L-4573-06.)  Mr. Few alleged that he was owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the alleged breach of the employment agreement. IASG denies various allegations in the complaint and has asserted various affirmative defenses and counterclaims against Mr. Few, including breach of the terms of his employment agreement, violation of various restrictive covenants and breach of fiduciary duty.

Discovery proceedings are underway as ordered by the Bergen County Law Division. Mr. Few died on July 18, 2007 and on October 3, 2007, his estate was formally substituted as the plaintiff in the proceeding. Discovery will continue to proceed as directed by the Court.

The Company does not believe that IASG breached its contractual obligations or otherwise violated its duties in connection with this matter and intends to vigorously defend the matter. In the opinion of management, the final outcome of such litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

By the Carat, Inc. Litigation

On April 30, 2007, IASG and its subsidiaries Criticom International Corporation and Monital Signal Corporation were served in a lawsuit brought by By the Carat, Inc. and John P. Humbert, Jr. and his wife, Valery Humbert, its owners, in connection with a December 2004 armed robbery of their jewelry business. (By the Carat, Inc., John P. Humbert, Jr. and Valery Humbert v. Knightwatch Security Systems, Criticom International Corporation, Monital Signal Corporation, Integrated Alarm Services Group, Inc., et al, Superior Court of New Jersey, Monmouth County Law Division, Docket No.: MON-L-5830-06). The complaint seeks unspecified damages for alleged bodily injury and property losses based on various causes of action including breach of contract, breach of the covenant of good faith and fair dealing, consumer fraud, intentional and negligent infliction of emotional distress, breach of warranty and gross negligence.

The Company has notified its insurance carriers of the matter and has engaged counsel to defend the Company. The Company filed a motion which resulted in the dismissal of the plaintiff’s claims for breach of the covenant of good faith and fair dealing, consumer fraud, and breach of warranty. The material claims which remain are breach of contract (as to By the Carat, Inc. only) and gross negligence and negligent/intentional infliction of emotional distress (as to John and Valery Humbert, as individuals).

The Company intends to answer the complaint upon entry of the Court’s decision on the Company’s motion to dismiss. The Company’s answer will likely include various affirmative defenses, a counterclaim against By the Carat, Inc., and a third-party complaint against the robbers for the third-party indemnity and contribution.

In the opinion of management, the final outcome of such litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Consumer Complaints

The Company occasionally receives notices of consumer complaints filed with various state agencies. The Company has developed a dispute resolution process for addressing these administrative complaints. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

10. Segment Reporting:

Prior to the Merger, the Company managed its operations in two business segments:  Protection One Monitoring, which included retail and wholesale operations, and Network Multifamily. Subsequent to the Merger, the Company separated the management of its Wholesale operations from its retail operations and now organizes its operations into three business segments:  Retail, Wholesale and Multifamily. The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets. All of Protection One’s reportable segments operate in the United States of America.

The Company’s Retail segment provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers. The Company’s Wholesale segment provides monitoring, financing and business support services to independent security alarm dealers. The Company’s Multifamily segment provides security alarm services to apartments, condominiums and other multi-family dwellings.

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

Reportable segments (dollars in thousands):

	Nine months ended September 30, 2007
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$204,827	$26,023	$24,478	$—	$255,328
Adjusted EBITDA(2)	61,444	7,191	11,313	—	79,948
Amortization and depreciation expense	35,413	4,230	4,744	—	44,387
Amortization of deferred costs in excess of amortization of deferred revenue	16,472	—	1,398	—	17,870
Segment assets	544,414	92,064	60,801	(22,544)	674,735
Property additions, exclusive of rental equipment	6,166	545	266	—	6,977
Investment in new accounts and rental equipment, net	23,690	—	2,475	—	26,165

	Nine months ended September 30, 2006
	Retail	Wholesale	Multifamily	Adjustments (1)	Consolidated
Revenue	$167,260	$8,234	$25,952	$—	$201,446
Adjusted EBITDA(2)	46,899	3,405	12,968	—	63,272
Amortization and depreciation expense	26,091	598	4,837	—	31,526
Amortization of deferred costs in excess of amortization of deferred revenue	11,627	—	651	—	12,278
Recapitalization and corporate consolidation costs	4,452	—	20	—	4,472
Segment assets	374,820	8,956	60,654	(7,752)	436,678
Property additions, exclusive of rental equipment	4,422	62	186	—	4,670
Investment in new accounts and rental equipment, net	21,550	—	950	—	22,500

	Three months ended September 30, 2007
	Retail	Wholesale	Multifamily	Consolidated
Revenue	$73,518	$11,988	$8,017	$93,523
Adjusted EBITDA(2)	22,809	3,584	3,825	30,218
Amortization and depreciation expense	14,022	2,229	1,578	17,829
Amortization of deferred costs in excess of amortization of deferred revenue	5,969	—	656	6,625
Property additions, exclusive of rental equipment	3,638	317	19	3,974
Investment in new accounts and rental equipment, net	8,318	—	1,019	9,337

	Three months ended September 30, 2006
	Retail	Wholesale	Multifamily	Consolidated
Revenue	$56,286	$2,822	$8,512	$67,620
Adjusted EBITDA(2)	16,186	676	4,225	21,087
Amortization and depreciation expense	8,275	198	1,605	10,078
Amortization of deferred costs in excess of amortization of deferred revenue	4,432	—	254	4,686
Property additions, exclusive of rental equipment	762	13	77	852
Investment in new accounts and rental equipment, net	7,427	—	521	7,948

(1) Adjustment to eliminate inter-segment accounts receivable.

(2) Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as loss before income taxes or cash flow from operations. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company. See the table below for the reconciliation of Adjusted EBITDA to consolidated loss before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.

Reconciliation of loss before income taxes to adjusted EBITDA (dollars in thousands):

	Consolidated
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Loss before income taxes	$(21,442)	$(12,474)	$(8,572)	$(3,469)
Plus:
Interest expense, net	34,469	26,350	12,788	9,555
Amortization and depreciation expense	44,387	31,526	17,829	10,078
Amortization of deferred costs in excess of amortization of deferred revenue	17,870	12,278	6,625	4,686
Stock based compensation expense	1,128	1,145	385	273
Merger related severance	3,603	—	1,185	—
Recapitalization and corporate consolidation costs	—	4,472	—	—
Less:
Other income	(67)	(25)	(22)	(36)
Adjusted EBITDA	$79,948	$63,272	$30,218	$21,087

11.  Income Taxes:

The Company recorded income tax expense of approximately $0.6 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively, and $0.1 million for each of the three months ended September 30, 2007 and 2006 related to state income taxes.

Management believes the Company’s net federal deferred tax assets, including those related to net operating losses, are not likely realizable and therefore its federal deferred tax assets are fully reserved. The Company has $0.2 million of state deferred tax assets recorded as of September 30, 2007, which relate to benefits expected to be received for business loss carry-forwards. In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company also has a state deferred tax liability of approximately $1.0 million related to states that tax on a separate company basis.

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

12. Summarized Combined Financial Information of the Subsidiary Guarantors of Debt:

Protection One Alarm Monitoring, Inc., a wholly owned subsidiary of Protection One, Inc., has debt securities outstanding (see Note 7, “Debt and Capital Leases”) that are fully and unconditionally guaranteed by Protection One, Inc. and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc. The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries. Condensed financial information for

Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis is presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Balance Sheet

September 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$41,355	$(155)	$—	$41,200
Receivables, net	—	26,022	10,235	—	36,257
Notes receivable, net	—	—	3,262	—	3,262
Inventories, net	—	3,087	2,757	—	5,844
Prepaid expenses	—	2,402	769	—	3,171
Other	—	8,707	635	(5,274)	4,068
Total current assets	—	81,573	17,503	(5,274)	93,802
Restricted cash	—	1,905	1,108	—	3,013
Property and equipment, net	—	24,267	6,469	—	30,736
Customer accounts, net	—	144,107	150,997	—	295,104
Dealer relationships, net	—	—	42,732	—	42,732
Other intangibles, net	—	—	3,312	—	3,312
Goodwill	—	6,142	31,680	—	37,822
Trade name	—	22,987	6,725	—	29,712
Notes receivable, net of current portion	—	—	3,626	—	3,626
Deferred customer acquisition costs	—	115,507	9,289	—	124,796
Other	—	8,511	1,569	—	10,080
Notes receivable from associated companies	—	115,345	—	(115,345)	—
Accounts receivable (payable) from (to) associated companies	(74,046)	50,679	23,367	—	—
Investment in POAMI	62,276	—	—	(62,276)	—
Investment in subsidiary guarantors	—	147,887	—	(147,887)	—
Total assets	$(11,770)	$718,910	$298,377	$(330,782)	$674,735
Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$297,371	$60	$—	$297,431
Accounts payable	—	2,869	299	—	3,168
Accrued liabilities	807	25,651	12,355	(5,274)	33,539
Deferred revenue	—	36,802	9,932	—	46,734
Total current liabilities	807	362,693	22,646	(5,274)	380,872
Long-term debt and capital leases, net of current portion	—	218,678	124,670	(115,345)	228,003
Deferred customer acquisition revenue	—	74,468	904	—	75,372
Other liabilities	—	795	2,270	—	3,065
Total liabilities	807	656,634	150,490	(120,619)	687,312
Stockholders’ Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	179,010	1,511,013	291,351	(1,802,364)	179,010
Accumulated other comprehensive income	(442)	(442)	—	442	(442)
Deficit	(191,398)	(1,448,297)	(143,465)	1,591,762	(191,398)
Total stockholders’ equity (deficiency in assets)	(12,577)	62,276	147,887	(210,163)	(12,577)
Total liabilities and stockholders’ equity (deficiency in assets)	$(11,770)	$718,910	$298,377	$(330,782)	$674,735

Condensed Consolidating Balance Sheet

December 31, 2006

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$24,569	$31	$—	$24,600
Receivables, net	—	22,848	6,170	—	29,018
Inventories, net	—	3,115	1,438	—	4,553
Prepaid expenses	33	3,185	98	—	3,316
Other	—	2,701	459	—	3,160
Total current assets	33	56,418	8,196	—	64,647
Restricted cash	—	1,900	—	—	1,900
Property and equipment, net	4	20,991	1,435	—	22,430
Customer accounts, net	—	161,386	35,289	—	196,675
Dealer relationships, net	—	—	3,696	—	3,696
Goodwill	—	6,142	6,018	—	12,160
Trade name	—	22,987	2,825		25,812
Deferred customer acquisition costs	—	97,948	8,006	—	105,954
Other	—	8,809	1,870	—	10,679
Accounts receivable (payable) from (to) associated companies	(67,580)	70,316	(2,736)	—	—
Investment in POAMI	(11,697)	—	—	11,697	—
Investment in subsidiary guarantors	—	58,238	—	(58,238)	—
Total assets	$(79,240)	$505,135	$64,599	$(46,541)	$443,953

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$3,861	$—	$—	$3,861
Accounts payable	—	3,172	389	—	3,561
Accrued liabilities	703	23,518	980	—	25,201
Deferred revenue	—	33,538	3,476	—	37,014
Total current liabilities	703	64,089	4,845	—	69,637
Long-term debt, net of current portion	—	391,991	—	—	391,991
Deferred customer acquisition revenue	—	59,850	931	—	60,781
Other liabilities	—	902	585	—	1,487
Total Liabilities	703	516,832	6,361	—	523,896

Stockholders’ Equity (Deficiency in Assets)
Common stock	182	2	1	(3)	182
Additional paid in capital	89,545	1,416,051	194,913	(1,610,964)	89,545
Accumulated other comprehensive loss	(318)	(318)	—	318	(318)
Deficit	(169,352)	(1,427,432)	(136,676)	1,564,108	(169,352)
Total stockholders’ equity (deficiency in assets)	(79,943)	(11,697)	58,238	(46,541)	(79,943)
Total liabilities and stockholders’ equity (deficiency in assets)	$(79,240)	$505,135	$64,599	$(46,541)	$443,953

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$163,738	$66,296	$—	$230,034
Other	—	21,600	3,694	—	25,294
Total revenue	—	185,338	69,990	—	255,328
Cost of revenue:
Monitoring and related services	—	48,537	23,113	—	71,650
Other	—	25,988	4,227	—	30,215
Total cost of revenue	—	74,525	27,340	—	101,865
Operating expenses:
Selling	—	31,464	3,363	—	34,827
General and administrative	4,641	42,130	10,915	—	57,686
Merger related severance	—	—	3,603		3,603
Amortization and depreciation	3	23,332	21,052	—	44,387
Holding company allocation	(3,463)	2,770	693	—	—
Corporate overhead allocation	—	(3,510)	3,510	—	—
Total operating expenses	1,181	96,186	43,136	—	140,503
Operating income (loss)	(1,181)	14,627	(486)	—	12,960
Other expense (income):
Interest expense (a)	—	37,230	6,327	(7,148)	36,409
Interest income	—	(8,422)	(666)	7,148	(1,940)
Other	—	(67)	—	—	(67)
Equity (earnings) loss in subsidiary	20,863	6,789	—	(27,652)	—
Total other expense	20,863	35,530	5,661	(27,652)	34,402
Loss before income taxes	(22,044)	(20,903)	(6,147)	27,652	(21,442)
Income tax expense (benefit)	—	(40)	642	—	602
Net loss	$(22,044)	$(20,863)	$(6,789)	$27,652	$(22,044)

(a) Protection One Alarm Monitoring, Inc. allocated $109 of its interest expense to Network Multifamily, a subsidiary guarantor.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2006

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$151,618	$33,853	$—	$185,471
Other	—	15,675	300	—	15,975
Total revenue	—	167,293	34,153	—	201,446
Cost of revenue:
Monitoring and related services	—	43,474	9,701	—	53,175
Other	—	19,691	1,097	—	20,788
Total cost of revenue	—	63,165	10,798	—	73,963
Operating expenses:
Selling	—	28,285	1,772	—	30,057
General and administrative	4,562	40,024	2,991	—	47,577
Recapitalization and corporate consolidation costs	3,267	1,185	20		4,472
Amortization and depreciation	6	26,086	5,434	—	31,526
Holding company allocation	(3,417)	2,734	683	—	—
Corporate overhead allocation	—	(3,370)	3,370	—	—
Total operating expenses	4,418	94,944	14,270	—	113,632
Operating income (loss)	(4,418)	9,184	9,085	—	13,851
Other expense (income):
Interest expense (a)	—	26,692	715	—	27,407
Interest income	—	(1,053)	(4)	—	(1,057)
Other	—	(108)	83	—	(25)
Equity (earnings) loss in subsidiary	8,291	(8,056)	—	(235)	—
Total other expense	8,291	17,475	794	(235)	26,325
Income (loss) before income taxes	(12,709)	(8,291)	8,291	235	(12,474)
Income tax expense	—	—	235	—	235
Net income (loss)	$(12,709)	$(8,291)	$8,056	$235	$(12,709)

(a) Protection One Alarm Monitoring, Inc. allocated $715 of its interest expense to Network Multifamily, a subsidiary guarantor.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$61,188	$23,065	$—	$84,253
Other	—	7,223	2,047	—	9,270
Total revenue	—	68,411	25,112	—	93,523
Cost of revenue:
Monitoring and related services	—	17,553	9,103	—	26,656
Other	—	9,163	2,010	—	11,173
Total cost of revenue	—	26,716	11,113	—	37,829
Operating expenses:
Selling	—	10,749	1,559	—	12,308
General and administrative	1,360	14,887	3,931	—	20,178
Merger related severance	—	—	1,185		1,185
Amortization and depreciation	1	7,888	9,940	—	17,829
Holding company allocation	(925)	740	185	—	—
Corporate overhead allocation	—	(1,202)	1,202	—	—
Total operating expenses	436	33,062	18,002	—	51,500
Operating income (loss)	(436)	8,633	(4,003)	—	4,194
Other expense (income):
Interest expense	—	13,741	2,981	(3,460)	13,262
Interest income	—	(4,022)	88	3,460	(474)
Other	—	(22)	—	—	(22)
Equity loss in subsidiary	8,248	7,362	—	(15,610)	—
Total other expense	8,248	17,059	3,069	(15,610)	12,766
Loss before income taxes	(8,684)	(8,426)	(7,072)	15,610	(8,572)
Income tax (benefit) expense	—	(178)	290	—	112
Net loss	$(8,684)	$(8,248)	$(7,362)	$15,610	$(8,684)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2006

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated

Revenues:
Monitoring and related services	$—	$51,007	$11,236	$—	$62,243
Other	—	5,293	84	—	5,377
Total revenues	—	56,300	11,320	—	67,620
Cost of revenues:
Monitoring and related services	—	15,077	3,290	—	18,367
Other	—	6,856	357	—	7,213
Total cost of revenues	—	21,933	3,647	—	25,580
Operating expenses:
Selling	—	9,887	585	—	10,472
General and administrative	1,219	13,150	1,071	—	15,440
Amortization and depreciation	1	8,274	1,803	—	10,078
Holding company allocation	(967)	774	193	—	—
Corporate overhead allocation	—	(1,128)	1,128	—	—
Total operating expenses	253	30,957	4,780	—	35,990
Operating income (loss)	(253)	3,410	2,893	—	6,050
Other expense (income):
Interest expense (a)	—	9,713	192	—	9,905
Interest income	—	(349)	(1)	—	(350)
Other	—	(36)	—	—	(36)
Equity (earnings) loss in subsidiary	3,287	(2,631)	—	(656)	—
Total other expense	3,287	6,697	191	(656)	9,519
Income (loss) before income taxes	(3,540)	(3,287)	2,702	656	(3,469)
Income tax expense	—	—	71	—	71
Net income (loss)	$(3,540)	$(3,287)	$2,631	$656	$(3,540)

(a) Protection One Alarm Monitoring, Inc. allocated $192 of its interest expense to Network Multifamily, a subsidiary guarantor.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$88	$28,804	$13,573	$—	$42,465
Cash flows from investing activities:
Deferred customer acquisition costs	—	(41,747)	(2,857)	—	(44,604)
Deferred customer acquisition revenue	—	22,347	134	—	22,481
Purchase of rental equipment	—	(3,135)	—	—	(3,135)
Purchase of property and equipment	—	(2,766)	(785)	—	(3,551)
Purchase of new accounts	—	(351)	(556)	—	(907)
Proceeds from disposition of assets and other	—	209	5,457	—	5,666
Net cash acquired in merger with IASG	(6,413)	(1,475)	11,030	—	3,142
Net cash (used in) provided by investing activities	(6,413)	(26,918)	12,423	—	(20,908)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(3,072)	(79)	—	(3,151)
Debt issue costs	—	(1,665)	—	—	(1,665)
Stock issue costs	(141)	—	—	—	(141)
To (from) related companies	6,466	19,637	(26,103)	—	—
Net cash provided (used in) by financing activities	6,325	14,900	(26,182)	—	(4,957)
Net increase (decrease) in cash and cash equivalents	—	16,786	(186)	—	16,600
Cash and cash equivalents:
Beginning of period	—	24,569	31	—	24,600
End of period	$—	$41,355	$(155)	$—	$41,200

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(4,906)	$24,547	$12,286	$—	$31,927
Cash flows from investing activities:
Deferred customer acquisition costs	—	(42,113)	(930)	—	(43,043)
Deferred customer acquisition revenue	—	22,734	(19)	—	22,715
Purchase of rental equipment	—	(2,145)	—	—	(2,145)
Purchase of property and equipment	—	(2,534)	(248)	—	(2,782)
Installations and purchases of new accounts	—	—	(27)	—	(27)
Additional investment in restricted cash	—	(212)	—	—	(212)
Proceeds from disposition of assets	—	262	9	—	271
Net cash used in investing activities	—	(24,008)	(1,215)	—	(25,223)
Cash flows from financing activities:
Payments on long-term debt	—	(2,089)	—	—	(2,089)
Distribution to shareholders	(70,490)	—	—	—	(70,490)
Proceeds from borrowings	—	66,767	—	—	66,767
Debt issue costs	—	(259)	—	—	(259)
To (from) related companies	75,396	(63,891)	(11,505)	—	—
Net cash provided by (used in) financing activities	4,906	528	(11,505)	—	(6,071)
Net increase (decrease) in cash and cash equivalents	—	1,067	(434)	—	633
Cash and cash equivalents:
Beginning of period	—	19,468	425	—	19,893
End of period	$—	$20,535	$(9)	$—	$20,526

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 and as updated to reflect the new segment presentation in the Current Report on Form 8-K filed with the SEC on October 25, 2007.

Overview

For the first nine months of 2007, we generated consolidated revenue of $255.3 million. For the first nine months of 2007, our Retail segment accounted for 80.2% of consolidated revenue, or $204.8 million, our Wholesale segment accounted for 10.2%, or $26.0 million, and our Multifamily segment accounted for 9.6% of consolidated revenue, or $24.5 million. For the first nine months of 2006, we generated consolidated revenue of $201.4 million of which our Retail segment accounted for 83.1%, or $167.3 million, our Wholesale segment accounted for 4.1%, or $8.2 million, and our Multifamily segment accounted for 12.8%, or $25.9 million.

Our monitoring and related services revenue, which accounts for approximately 90% of our total revenue, for the nine months ended September 30 and customer base compositions at September 30 for the years presented were as follows:

	Percentage of Total
	2007		2006
Market	Monitoring and Related Services Revenue	Sites	Monitoring and Related Services Revenue	Sites
Retail	78.4%	35.2%	81.8%	51.0%
Wholesale	11.2	48.5	4.4	18.8
Multifamily	10.4	16.3	13.8	30.2
Total	100.0%	100.0%	100.0%	100.0%

Important Matters

Merger Agreement. On December 20, 2006, Protection One, Inc. entered into the Merger Agreement, pursuant to which we acquired IASG on April 2, 2007. Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held. A total of 7,066,960 shares of Protection One common stock were issued in exchange for IASG common stock with cash paid in lieu of fractional shares. A total of 713,104 Protection One stock options were issued in exchange for 2,459,001 outstanding IASG options. Also, under the Merger Agreement, Raymond C. Kubacki and Arlene M. Yocum, both former IASG directors, were appointed to the Board on April 2, 2007.

Financial Results. We have consolidated the financial results of IASG beginning on April 2, 2007. Pro forma information, which includes IASG financial results as if the Merger had been consummated on January 1, 2007, is included in Note 2 to the Condensed Consolidated Financial Statements. In addition, beginning April 2, 2007, we are evaluating our operating and financial performance based on three segments: Retail, Wholesale and Multifamily. Prior to the Merger, our performance was evaluated in two segments: Protection One Monitoring and Network Multifamily. Prior year information has been reclassified to conform with the new segment presentation.

Summary of Other Significant Matters

Net Loss. We incurred a net loss of approximately $22.0 million for the nine months ended September 30, 2007. The net loss reflects substantial charges incurred by us for amortization of customer accounts and other intangibles and interest incurred on indebtedness, including amortization of debt discounts.

Recurring Monthly Revenue. At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles. Our current focus on RMR additions, stabilization of attrition rates and the acquisition of IASG have contributed to the increase in RMR which was $26.7 million at September 30, 2007 compared to $19.9 million at September 30, 2006. We believe that consolidated RMR will likely not increase until we are successful reducing attrition in the RMR acquired from IASG and generating more RMR from referrals and activity in those accounts. Failure to generate sufficient new RMR to replace RMR losses over an extended period of time could materially and adversely affect our business, financial condition and results of operations.

Our RMR includes amounts billable to customers with past due balances which we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customer at the same time. In some instances, we may allow up to nine months to collect past due amounts, while evaluating the ongoing customer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

We believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. The table below reconciles our RMR to revenue reflected on our consolidated statements of operations.

	Nine months ended September 30,
	2007	2006
	(dollars in thousands)
Recurring Monthly Revenue at September 30	$26,651	$19,930
Amounts excluded from RMR:
Amortization of deferred revenue	941	701
Other revenue (a)	3,414	1,673
Revenue (GAAP basis):
September	31,006	22,304
January – August	224,322	179,142
Total period revenue	$255,328	$201,446

	Three months ended September 30,
	2007	2006
	(dollars in thousands)
Recurring Monthly Revenue at September 30	$26,651	$19,930
Amounts excluded from RMR:
Amortization of deferred revenue	941	701
Other revenue (a)	3,414	1,673
Revenue (GAAP basis):
September	31,006	22,304
July – August	62,517	45,316
Total period revenue	$93,523	$67,620

(a) Revenue that is not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated.

	Nine months ended September 30, 2007				Nine months ended September 30, 2006
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
	(dollars in thousands)
Beginning RMR balance	$16,429	$963	$2,596	$19,988	$16,229	$920	$2,724	$19,873
RMR additions from direct sales	1,732	571	61	2,364	1,585	175	95	1,855
RMR additions from Merger	4,133	2,549	—	6,682	—	—	—	—
RMR additions from account purchases	30	—	—	30	—	—	—	—
RMR losses (a)	(1,896)	(465)	(213)	(2,574)	(1,560)	(116)	(230)	(1,906)
Price increases and other	163	(40)	38	161	88	(47)	67	108
Ending RMR balance	$20,591	$3,578	$2,482	$26,651	$16,342	$932	$2,656	$19,930

(a)          RMR losses include price decreases.

	Three months ended September 30, 2007				Three months ended September 30, 2006
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
	(dollars in thousands)
Beginning RMR balance	$20,661	$3,679	$2,505	$26,845	$16,332	$915	$2,677	$19,924
RMR additions from direct sales	600	149	26	775	536	63	53	652
RMR additions from account purchases	11	—	—	11	—	—	—	—
RMR losses (a)	(744)	(211)	(61)	(1,016)	(558)	(43)	(101)	(702)
Price increases and other	63	(39)	12	36	32	(3)	27	56
Ending RMR balance	$20,591	$3,578	$2,482	$26,651	$16,342	$932	$2,656	$19,930

(a)          RMR losses include price decreases

Monitoring and Related Services Margin. Monitoring and related service revenue comprised over 90% of our total revenue for each of the nine month periods ended September 30, 2007 and 2006. The table below identifies the monitoring and related services gross margin and gross margin as a percentage of monitoring and related services revenue for the presented periods.

	Nine months ended September 30, 2007				Nine months ended September 30, 2006
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
	(dollars in thousands)
Monitoring and related services revenue	$180,250	$25,722	$24,062	$230,034	$151,585	$8,234	$25,652	$185,471
Cost of monitoring and related services (exclusive of depreciation)	53,202	12,714	5,734	71,650	43,288	4,195	5,692	53,175

Gross margin	$127,048	$13,008	$18,328	$158,384	$108,297	$4,039	$19,960	$132,296

Gross margin %	70.5%	50.6%	76.2%	68.9%	71.4%	49.1%	77.8%	71.3%

	Three months ended September 30, 2007				Three months ended September 30, 2006
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
	(dollars in thousands)
Monitoring and related services revenue	$64,584	$11,687	$7,982	$84,253	$50,993	$2,822	$8,428	$62,243
Cost of monitoring and related services (exclusive of depreciation)	18,628	6,147	1,881	26,656	15,013	1,512	1,842	18,367

Gross margin	$45,956	$5,540	$6,101	$57,597	$35,980	$1,310	$6,586	$43,876

Gross margin %	71.2%	47.4%	76.4%	68.4%	70.6%	46.4%	78.1%	70.5%

Our total company monitoring and related services gross margin percentage has decreased from the prior period primarily due to the growth of our Wholesale segment as a result of the Merger, which was proportionately greater than the growth of our Retail segment. The Wholesale gross margin percentage is typically lower than Retail and Multifamily gross margin percentages due to lower acquisition costs and to the reduced number of services we provide to dealers compared to the number of services we provide to our Retail and Multifamily customers.

Our Retail monitoring and related services gross margin percentage has decreased for the nine months ended September 30, 2007 from the prior period due to several factors, the impact of which we expect to continue into the near to medium term: (i) increased royalty fees paid to BellSouth Corporation (BellSouth) (now part of AT&T) as we expand our customer base in the alliance territory, (ii) increased third party costs for cellular service due to the growing number of customers who choose to have primary or back-up cellular monitoring service, and (iii) increased percentage of commercial customers in our base who choose enhanced services, such as open/close and fire inspections. In addition, we have experienced an increase in service costs that we believe is partly attributable to the relatively higher costs of servicing our growing commercial account base and maintaining and upgrading systems required to provide cellular-based monitoring services.

Our Multifamily segment monitoring and related services gross margin percentage has decreased from the prior period because revenue in this segment has decreased without a proportionate decrease in related costs.

Customer Creation and Marketing. Our current customer acquisition strategy for our Retail segment relies primarily on internally generated sales.  We currently have a salaried and commissioned sales force that utilizes our existing branch infrastructure in approximately 55 markets.  The internal sales program generated $1.7 million and $0.6 million of new RMR in the nine and three month periods ended September 30, 2007, respectively and  $1.5 million and $0.5 million in the six and three month periods ended September 30, 2006, respectively.  Our Wholesale segment adds retail accounts through acquisition of account portfolios and alarm companies.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.  We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

We are a partner in a marketing alliance with AT&T (through its acquisition of BellSouth) to offer monitored security services to the residential, single family market and to small businesses in 17 of the larger metropolitan markets in the nine-state BellSouth region.    Under this alliance, we operate as “BellSouth Security Systems from Protection One” from our branches in the nine-state BellSouth region.  We have continued to operate under this trade name even as AT&T has converted almost all of its acquired BellSouth operations to the AT&T name.  AT&T provides us with leads of new owners of single family residences and commercial businesses in its territory and of transfers of existing AT&T customers within its territory.  We follow up on the leads to obtain new customers of our monitored security services.  We also market directly to small businesses.  We pay AT&T a commission for each new contract generated in the nine-state region, regardless of whether the new contract came directly from an AT&T lead as well as a recurring royalty based on a percentage of recurring charges.  The commission is a direct and incremental cost of acquiring the customer and accordingly, for residential customers and certain commercial customers, is deferred as a customer acquisition cost and amortized over the initial contract term.  The recurring royalty is expensed as incurred and is included in the cost of monitoring and related services revenue.

We estimate that approximately $144,000 or 8% and $48,000 or 8% of our new retail RMR created in the nine months and three months ended September 30, 2007, respectively, can be attributed to sales arising directly from AT&T leads.    The marketing alliance may be terminated by mutual written consent, by either party upon 180 days notice, or earlier upon the occurrence of certain events. As a result of AT&T’s recent acquisition of BellSouth, currently both parties are independently evaluating whether to continue our marketing alliance or to seek to modify the terms governing it.  Termination of this agreement by AT&T or by us, and the resultant loss of leads and use of brand name, could have a negative impact on our ability to generate new customers in this territory.

We continually evaluate our customer creation and marketing strategy, including evaluating each respective channel for economic returns, volume and other factors and may shift our strategy or focus, including the elimination of a particular channel.  Should either AT&T or we elect to terminate the alliance between us, we would re-brand our 17 southeast branches as Protection One and commence a comprehensive marketing program, including the purchase from third parties of already identified lists that include most of the information presently being provided by AT&T.  For a period of three years following termination of the agreement, we are required to continue to pay a recurring royalty to AT&T for active customers added during the term of the existing agreement.  We would, however, no longer be required to pay AT&T a commission for new contracts added in the nine-state region.

The reduced cash outlay for the AT&T commissions would likely be offset by increased marketing costs needed to increase awareness for the Protection One brand name in the nine-state region and to generate new lead sources and sales opportunities.  Unlike the commissions paid to AT&T which are deferred, we would be required to expense the costs of a marketing program as they are incurred.  We believe that termination of the agreement would not, however, have a material impact on our combined net cash flow from operating and investing activities.

RMR Attrition. Attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flow. We monitor attrition each quarter based on a quarterly annualized and trailing twelve-month basis. This method utilizes each segment’s average RMR base for the applicable period in measuring attrition. Therefore, in periods of RMR growth, the computation of RMR attrition may result in a number less than would be expected in periods when RMR remains stable.  In periods of RMR decline, the computation of RMR attrition may result in a number greater than would be expected in periods when RMR remains stable. We believe the presentation of RMR attrition is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. In addition, we believe RMR attrition information is more useful than customer account attrition because it reflects the economic impact of customer losses.

In the table below, we define attrition as a ratio, the numerator of which is the gross amount of lost RMR, which includes price decreases, for a given period, net of the adjustments described below, and the denominator of which is the average amount of RMR for a given period. In some instances, we use estimates to derive attrition data. In the calculations directly below, we do not reduce the gross RMR lost during a period by RMR added from “move in” accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or from “competitive takeover” accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services.

As defined above, RMR attrition by business segment at September 30, 2007 and 2006 is summarized below:

	Recurring Monthly Revenue Attrition
	September 30, 2007		September 30, 2006
	Annualized Third Quarter	Trailing Twelve Months	Annualized Third Quarter	Trailing Twelve Months
Retail	14.4%	12.8%	13.7%	12.7%
Wholesale	23.3%	22.3%	18.5%	16.4%
Multifamily	9.6%	13.7%	15.1%	10.3%

In the table below, in order to enhance the comparability of our attrition results with those of other industry participants, many of which report attrition net of move-in accounts, we define the denominator the same as above but define the numerator as the gross amount of lost RMR, which includes price decreases, for a given period reduced by RMR added from move-in accounts.

	Recurring Monthly Revenue Attrition
	September 30, 2007		September 30, 2006
	Annualized Third Quarter	Trailing Twelve Months	Annualized Third Quarter	Trailing Twelve Months
Retail	12.5%	10.8%	11.3%	10.4%
Wholesale	23.3%	22.3%	18.5%	16.4%
Multifamily	9.6%	13.7%	15.1%	10.3%

Our actual attrition experience shows that the relationship period with any individual customer can vary significantly. Customers discontinue service with us for a variety of reasons, including relocation, service issues and cost. A portion of the acquired customer base can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations. The relatively higher attrition rate on the acquired IASG portfolio caused attrition to increase during the third quarter of 2007.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first nine months of fiscal 2007, except as follows.

Acquisitions. We account for our acquisitions of security monitoring businesses using the purchase method. The purchase method requires that we estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given including cash and common stock. We have obtained independent third party valuation studies for certain of the assets and liabilities acquired to assist us in determining fair value. The estimation of the fair value of the assets and liabilities acquired and consideration given involves a number of judgments and estimates that could differ materially upon completion of the purchase price allocation. See Note 2, “IASG Acquisition,” for additional information regarding the fair value estimates and preliminary purchase price allocation related to the Merger.

Revenue and Expense Recognition. The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the nine and three months ended September 30, 2007 and 2006. The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period. We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations. Our Wholesale segment does not produce system installation revenue or expense; therefore, it does not defer revenue or expense recognition.

	Nine months ended September 30,
	2007			2006
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling expense
	(dollars in thousands)
Retail segment:
Total amount incurred	$39,319	$43,573	$35,468	$33,266	$40,119	$33,199
Amount deferred	(22,487)	(27,656)	(14,479)	(22,734)	(28,746)	(13,366)
Amount amortized	7,745	12,389	11,828	5,143	8,318	8,452
Amount included in Statement of Operations	$24,577	$28,306	$32,817	$15,675	$19,691	$28,285
Wholesale segment:
Total amount incurred (a)	$301	$—	$962	$—	$—	$202
Multifamily segment:
Total amount incurred	$265	$2,625	$1,258	$175	$1,221	$1,620
Amount deferred	6	(2,160)	(309)	19	(852)	(79)
Amount amortized	145	1,444	99	106	728	29
Amount included in Statement of Operations	$416	$1,909	$1,048	$300	$1,097	$1,570
Total company:
Total amount incurred	$39,885	$46,198	$37,688	$33,441	$41,340	$35,021
Amount deferred	(22,481)	(29,816)	(14,788)	(22,715)	(29,598)	(13,445)
Amount amortized	7,890	13,833	11,927	5,249	9,046	8,481
Amount reported in Statement of Operations	$25,294	$30,215	$34,827	$15,975	$20,788	$30,057

	Three months ended September 30,
	2007			2006
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
	(dollars in thousands)
Retail segment:
Total amount incurred	$14,145	$15,614	$12,252	$11,040	$13,569	$11,303
Amount deferred	(7,906)	(9,699)	(4,910)	(7,716)	(9,934)	(4,595)
Amount amortized	2,695	4,570	4,094	1,969	3,222	3,179
Amount included in Statement of Operations	$8,934	$10,485	$11,436	$5,293	$6,857	$9,887
Wholesale segment:
Total amount incurred (a)	$301	$—	$539	$—	$—	$61
Multifamily segment:
Total amount incurred	$1	$944	$405	$56	$552	$567
Amount deferred	(1)	(896)	(123)	(9)	(476)	(54)
Amount amortized	35	640	51	37	280	11
Amount included in Statement of Operations	$35	$688	$333	$84	$356	$524
Total company:
Total amount incurred	$14,447	$16,558	$13,196	$11,096	$14,121	$11,931
Amount deferred	(7,907)	(10,595)	(5,033)	(7,725)	(10,410)	(4,649)
Amount amortized	2,730	5,210	4,145	2,006	3,502	3,190
Amount reported in Statement of Operations	$9,270	$11,173	$12,308	$5,377	$7,213	$10,472

(a) The Wholesale segment includes $301 of interest income for the three and nine months ended September 30, 2007 generated from our dealer loan program acquired in the Merger.

In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, we also capitalized purchases of rental equipment in the amount of $3,135 and $1,266 for the nine and three months ended September 30, 2007, respectively and $2,145 and $614 for the nine and three months ended September 30, 2006, respectively.

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

Operating Results

Prior to the Merger, we managed our operations in two business segments: Protection One Monitoring, which included retail and wholesale operations, and Network Multifamily. Subsequent to the Merger, we separated the management of our wholesale operations from our retail operations and now organize our operations into the following three business segments:

Retail. Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs. As of September 30, 2007, we served approximately 609,000 retail customers across the nation. Our Retail segment accounts for approximately 77% of our RMR at September 30, 2007, nearly a quarter of which is derived from commercial customers.

Wholesale. We contract with independent security alarm dealers nationwide to provide alarm system monitoring services to their residential and business customers. As of September 30, 2007, our Wholesale segment served approximately 4,400 dealers by monitoring approximately 840,000 homes and businesses on their behalf. We also provide business support services and financing assistance for these independent dealers in the form of loans secured by customer accounts.

Multifamily. We provide monitoring and maintenance services for electronic security systems to tenants of multifamily residences under long-term contracts with building owners and managers. Multifamily service contracts, which have initial terms that fall within a range of five to ten years and average eight years at inception, tend to provide higher operating margins than Retail or Wholesale contracts due primarily to the highly automated nature of the services. We provide alarm monitoring services to approximately 281,000 units in approximately 540 cities as of September 30, 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Protection One Consolidated

Monitoring and related services revenue increased approximately $44.6 million or 24.0% in the first nine months of 2007 compared to the first nine months of 2006. This increase is primarily attributable to approximately $42.0 million of monitoring and related services revenue from IASG as well as a modest increase in average RMR arising from internal sales efforts. Cost of monitoring and related services revenue increased $18.5 million or 34.7% in the first nine months of 2007 compared to the first nine months of 2006. An increase of $15.0 million is attributable to the Merger with the remainder resulting from an increase in service job costs partially due to maintaining and upgrading systems required to provide cellular-based monitoring services and an increasing percentage of customers who chose lower margin, enhanced services in addition to basic monitoring services. See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue. Interest expense increased in the first nine months of 2007 compared to the first nine months of 2006 due to the addition of $115.3 million in debt related to the issuance of the Senior Secured Notes in exchange for the IASG Notes. Interest expense for the first nine months of 2007 includes approximately $4.8 million of amortized debt discounts compared to approximately $4.0 million for the first nine months of 2006. Interest expense was reduced by amortized debt premiums in the amount of $1.0 million for the first nine months of 2007. We did not have debt premiums in 2006. Interest income increased in the first nine months of 2007 compared to the same period in 2006 due to higher average cash balances maintained.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented. Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses.

	Nine months ended September 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$180,250	88.0%	$151,585	90.6%
Other	24,577	12.0	15,675	9.4

Total revenue	204,827	100.0	167,260	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	53,202	26.0	43,288	25.9
Other	28,306	13.8	19,691	11.8

Total cost of revenue (exclusive of amortization and depreciation shown below)	81,508	39.8	62,979	37.7

Selling expense	32,817	16.0	28,285	16.9
General and administrative expense (exclusive of $3.2 million of compensation costs included in recapitalization and corporate consolidation costs)	46,658	22.8	40,533	24.2
Merger related severance	3,603	1.8	—	—
Recapitalization and corporate consolidation costs	—	—	4,452	2.7
Amortization of intangibles and depreciation expense	35,413	17.3	26,091	15.6
Total operating expenses	118,491	57.9	99,361	59.4
Operating income	$4,828	2.3%	$4,920	2.9%

2007 Compared to 2006. We had a net increase of 102,064 customers in the first nine months of 2007 compared to a net decrease of 8,075 customers in the first nine months of 2006. The increase is primarily attributable to customers acquired in the Merger. The average customer base for the first nine months of 2007 and 2006 was 557,720 and 511,796, respectively, or an increase of 45,924 customers. We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow. The change in our Retail segment customer base for the period is shown below.

	Nine Months Ended September 30,
	2007	2006

Beginning Balance, January 1	506,688	515,833
Customer additions, excluding additions from Merger	43,608	41,021
Customer additions from Merger	115,175	—
Customer losses	(55,328)	(47,660)
Other adjustments	(1,391)	(1,436)
Ending Balance, September 30	608,752	507,758

For a roll-forward of Retail segment RMR, please see the segment table in the “Summary of Other Significant Matters—Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased 18.9% in the first nine months of 2007 compared to the first nine months of 2006, primarily due to the addition of Retail customers acquired through the Merger. Excluding the impact of the Merger, monitoring and related services revenue would have increased approximately 2.4%. See “Summary of Other Significant Matters—Recurring Monthly Revenue,” above for additional information and discussion regarding the increase in recurring monthly revenue. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $7.7 million in amortization of previously deferred revenue for the first nine months of 2007 and $5.1 million for the first nine months of 2006. We also experienced an increase in outright commercial sales of $6.0 million in the first nine months of 2007 compared to the first nine months of 2006. This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue increased by approximately 22.9% in the first nine months of 2007 compared to the first nine months of 2006, primarily due to the addition of Retail customers acquired through the Merger.  Excluding the impact of the Merger, cost of monitoring and related services revenue would have increased 6.3% due to an increase in service job costs, including increased labor, materials and fuel costs.  In addition, we have experienced an increase in monitoring costs that we believe is partly attributable to the relatively higher costs of servicing our growing commercial account base and maintaining and upgrading systems required to provide cellular-based monitoring services.  Monitoring costs include the costs of monitoring, billing, customer service and field operations.  Cost of monitoring and related services revenue as a percentage of the related revenue in the first nine months of 2007 increased to 29.5% from 28.6% in the first nine months of 2006.  See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.

Cost of other revenue includes $12.4 million in amortization of previously deferred customer acquisition costs for the first nine months of 2007 and $8.3 million in the first nine months of 2006.  We also experienced an increase in cost of other revenue of $4.2 million related to the increase in outright commercial sales in the first nine months of 2007 compared to the first nine months of 2006.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense includes $11.8 million in amortization of previously deferred customer acquisition costs for the first nine months of 2007 and $8.5 million in the first nine months of 2006.  In general, the remaining $1.2 million in other selling expense over 2006 levels is primarily due to an increase in sales activities.

General and administrative expense in the first nine months of 2007 increased 15.1% compared to the first nine months of 2006. General and administrative expense as a percent of revenue decreased to 22.8% from 24.2% as a result of increased scale arising from the Merger.

Merger related severance in the first nine months of 2007 relates to severance and retention payments for employees of IASG.

Amortization of intangibles and depreciation expense increased in the first nine months of 2007 compared to the first nine months of 2006 as a result of $11.1 million of amortization related to the acquisition of additional customers in the Merger.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.

	For the nine months ended September 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$25,722	98.8%	$8,234	100.0%
Other	301	1.2	—	—
Total revenue	26,023	100.0	8,234	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	12,714	48.9	4,195	50.9
Total cost of revenue (exclusive of amortization and depreciation shown below)	12,714	48.9	4,195	50.9

Selling expense	962	3.7	202	2.4
General and administrative expense	5,157	19.8	1,769	21.5
Amortization of intangibles and depreciation expense	4,230	16.2	598	7.3
Total operating expenses	10,349	39.7	2,569	31.2
Operating income	$2,960	11.4%	$1,470	17.9%

2007 Compared to 2006.  We had a net increase of 645,386 customers in the first nine months of 2007 compared to a net increase of 8,163 customers in the first nine months of 2006.  The increase is primarily attributable to the 597,478 wholesale customers acquired in the Merger.  We provide monitoring service to customers of dealers, referred to as wholesale customers.  The dealers own customer accounts but contract with us for monitoring and other services.  The change in our Wholesale segment customer base for the period is shown below.

	Nine Months Ended September 30,
	2007	2006

Beginning Balance, January 1	194,185	178,922
Customer additions, excluding additions from Merger	140,591	34,264
Customer additions from Merger	597,478	—
Customer losses	(92,329)	(21,350)
Other adjustments	(354)	(4,751)
Ending Balance, September 30	839,571	187,085

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased in the first nine months of 2007 compared to the first nine months of 2006 primarily due to the acquisition of IASG.  This revenue consists primarily of contractual revenue derived from providing monitoring services to wholesale customers and dealers.

Other revenue represents interest income generated from our dealer loan program.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring and dealer care.  Though these costs increased due to the Merger, the cost of monitoring and related services revenue as a percentage of related revenue decreased to 49.4% in the first nine months of 2007 from 50.9% in the first nine months of 2006.  This decrease is partially attributable to a decrease in staffing costs and overtime wages in 2007.  Those costs were higher in the first nine months of 2006 due to a system conversion effort that required additional labor hours to complete.

Selling expense for the first nine months of 2007 increased compared to the first nine months of 2006 primarily as a result of the significant increase in revenue from 2006 to 2007 in connection with the acquisition of IASG.

General and administrative expense as a percentage of revenues in the first nine months of 2007 decreased compared to the first nine months of 2006.  This decrease is primarily attributable to economies of scale gained through the Merger.

Amortization of intangibles and depreciation expense for the first nine months of 2007 increased substantially compared to the first nine months of 2006 as a result of $3.0 million of amortization related to the acquisition of dealer relationships acquired in the Merger.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.   Our Multifamily segment was unaffected by the Merger.

	For the nine months ended September 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$24,062	98.3%	$25,652	98.8%
Other	416	1.7	300	1.2

Total revenue	24,478	100.0	25,952	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	5,734	23.4	5,692	21.9
Other	1,909	7.8	1,097	4.2
Total cost of revenue (exclusive of amortization and depreciation shown below)	7,643	31.2	6,789	26.1

Selling expense	1,048	4.3	1,570	6.1
General and administrative expense	5,871	24.0	5,275	20.3
Recapitalization and corporate consolidation costs	—	—	20	0.1
Amortization of intangibles and depreciation expense	4,744	19.4	4,837	18.6
Total operating expenses	11,663	47.7	11,702	45.1
Operating income	$5,172	21.1%	$7,461	28.8%

2007 Compared to 2006.  We had a net decrease of 11,874 customers in the first nine months of 2007 compared to a net decrease of 16,579 customers in the first nine months of 2006.  Beginning in December 2006, the number of customer accounts is reduced by Retail sites at risk.  Customer losses without the at-risk adjustment would have been 15,375 in the first nine months of 2007.  The “Conversion adjustments” line item in the table below reflects the impact of the conversion of our billing system to our new technology platform, MAS.  Customers are defined differently in the new system and the result was a decrease in the number of customers in the new system.  We identified a 1,230 decrease in the number of customers at the time of the conversion in September 2005 and in the second quarter 2006 we identified an additional decrease of 4,593 customers for a total decrease of 5,823 customers from the conversion.  The average customer base was 287,202 for the first nine months of 2007 compared to 309,753 for the first nine months of 2006.  The change in our Multifamily segment customer base for the period is shown below.

	Nine Months Ended September 30,
	2007	2006

Beginning Balance, January 1,	293,139	318,042
Customer additions	6,106	8,972
Customer losses	(17,980)	(21,189)
Conversion and other adjustments	—	(4,362)
Ending Balance, September 30,	281,265	301,463

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue decreased 6.2% in the first nine months of 2007 compared to the first nine months of 2006.  This decrease is the result of the decline in our customer base.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes approximately $145,000 in amortization of previously deferred revenue for the first nine months of 2007 and approximately $106,000 in the first nine months of 2006.  The remaining increase in other revenue is primarily due to an increase in outright sales.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service, including the costs of monitoring, customer service and field operations.  These costs were essentially unchanged, however, cost of monitoring and related services revenue as a percentage of related revenue increased to 23.8% in the first nine months of 2007 from 22.2% in the first nine months of 2006 because revenue decreased without a proportionate decrease in cost of revenue.

Cost of other revenue increased by approximately $0.8 million in the first nine months of 2007 compared to the same period of 2006.  These costs consist primarily of outright sale installation costs and amortization of installation costs previously deferred.  The increase is due primarily to an increase in amortization of previously deferred costs of approximately $0.7 million.

Selling expense for the first nine months of 2007 decreased $0.5 million compared to the first nine months of 2006.  Selling expenses include approximately $99,000 in amortization of previously deferred customer acquisition costs for the first nine months of 2007 and approximately $29,000 in the first nine months of 2006.  The decline in selling expense primarily relates to the elimination of the Vice President of Sales position in 2007.  Responsibilities for this position, in addition to oversight of field service and installation personnel, were transitioned to a new Senior Vice President position, which is classified as general and administrative expense.

General and administrative expense in the first nine months of 2007 was 11.3% higher than in the first nine months of 2006.  Increases in wages and related expense, travel and professional services are primarily responsible for the increase, including amounts related to the new Senior Vice President position discussed above.

Amortization of intangibles and depreciation expense for the first nine months of 2007 decreased 1.9% compared to the first nine months of 2006 because amortization of customer accounts decreased by $68,000 and depreciation on assets acquired after the first nine months of 2006 is less than depreciation on assets that have become fully depreciated since the end of that same period.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Protection One Consolidated

Monitoring and related services revenue increased approximately $22.0 million or 35.4% in the third quarter of 2007 compared to the third quarter of 2006. This increase is primarily attributable to monitoring and related revenues from our acquisition of IASG as well as a modest increase in average RMR arising from continued growth in RMR additions.  Cost of monitoring and related services revenue increased $8.3 million or 45.1% in the third quarter of 2007 compared to the third quarter of 2006.  An increase of approximately $7.5 million is primarily attributable to the Merger with the remainder resulting from an increase in service job costs partially due to maintaining and upgrading systems required to provide cellular-based monitoring services and increased monitoring costs due to an increasing percentage of customers who chose lower margin, enhanced services in addition to basic monitoring services.  See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.  Selling expense increased by $1.8 million, which is primarily attributable to an increase in amortization of previously deferred customer acquisition costs and an increase in commissions related to outright commercial sales.  General and administrative costs increased 30.7% in the third quarter of 2007 compared to the third quarter of 2006, primarily as a result of the Merger.  Interest expense increased for the third quarter of 2007 compared to the third quarter of 2006 due to the addition of $115.3 million in debt related to the issuance of the Senior Secured Notes in exchange for the IASG Notes.  Interest expense for the third quarter of 2007 includes approximately $1.7 million of amortized debt discounts compared to approximately $1.4 million for the third quarter of 2006.  Interest expense was reduced by amortized debt premiums in the amount of $0.5 million in the third quarter of 2007.  We did not have debt premiums in 2006.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses.

	Three months ended September 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$64,584	87.8%	$50,993	90.6%
Other	8,934	12.2	5,293	9.4

Total revenue	73,518	100.0	56,286	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	18,628	25.3	15,013	26.7
Other	10,485	14.3	6,857	12.2

Total cost of revenue (exclusive of amortization And depreciation shown below)	29,113	39.6	21,870	38.9

Selling expense	11,436	15.5	9,887	17.5
General and administrative expense	16,514	22.5	13,048	23.2
Merger related severance	1,185	1.6	—	—
Amortization of intangibles and depreciation expense	14,022	19.1	8,275	14.7
Total operating expenses	43,157	58.7	31,210	55.4
Operating income	$1,248	1.7%	$3,206	5.7%

Three months ended September 30, 2007 compared to three months ended September 30, 2006.  We had a net decrease of 8,573 customers in the third quarter of 2007 compared to a net decrease of 4,637 customers in the third quarter of 2006.  The average customer base for the third quarter of 2007 and 2006 was 613,039 and 510,077, respectively, or an increase of 102,962 customers.  We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.  The change in our Retail segment customer base for the period is shown below.

	Three Months Ended September 30,
	2007	2006

Beginning Balance, July 1	617,325	512,395
Customer additions	15,245	14,078
Customer losses	(22,068)	(17,395)
Other adjustments	(1,750)	(1,320)
Ending Balance, September 30	608,752	507,758

For a roll-forward of Retail segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased 26.7% in the third quarter of 2007 compared to the third quarter of 2006, primarily due to the addition of Retail customers acquired in the Merger.  Excluding the impact of the Merger, monitoring and related services revenue would have increased 2.4% due to continued growth in RMR additions.  See “Summary of Other Significant Matters—Recurring Monthly Revenue,” above for additional information and discussion regarding the increase in recurring monthly revenue.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes $2.7 million in amortization of previously deferred revenue for the third quarter of 2007 and $2.0 million for the third quarter of 2006.  We also experienced an increase in outright commercial sales in the third quarter of 2007 compared to the third quarter of 2006 due to the expansion of our commercial and national accounts sales force and the addition of IASG’s commercial sales force.  This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue increased by approximately 24.1% in the third quarter of 2007 compared to the third quarter of 2006, primarily due to the addition of Retail customers acquired through the Merger.  Excluding the impact of the Merger, cost of monitoring and related services revenue would have increased 3.2% due to an increase in monitoring labor, telecommunications costs, service job labor and fuel costs.  Monitoring costs, which include the costs of monitoring, billing, customer service and field operations, increased primarily as a result of an increase in the percentage of customers who chose lower margin, enhanced services in addition to basic monitoring service.  The increase in service job costs is partly attributable to the relatively higher costs of servicing our growing commercial account base and to maintaining and upgrading systems required to provide cellular-based monitoring services.  Cost of monitoring and related services revenue as a percentage of the related revenue in the third quarter of 2007 decreased to 28.8% from 29.4% in the third quarter of 2006 due to economies of scale gained through the Merger.  See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.

Cost of other revenue includes $4.6 million in amortization of previously deferred customer acquisition costs for the third quarter of 2007 and $3.2 million for the third quarter of 2006.  We also experienced an increase in cost of other revenue related to the increase in outright commercial sales in the third quarter of 2007 compared to the third quarter of 2006.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense includes $4.1 million in amortization of previously deferred customer acquisition costs for the third quarter of 2007 and $3.2 million for the third quarter of 2006.  In addition, the remaining increase in other selling expense over third quarter 2006 levels is due to an increase in our commercial and national accounts sales force, expansion of our telesales group and an increase in outright commercial sales commissions.

General and administrative expense as a percentage of revenue decreased to 22.5% in the third quarter of 2007 from 23.2% in the third quarter of 2006 as a result of increased scale arising from the Merger.  Wages and related expense increased approximately $1.2 million and professional fees increased approximately $1.2 million in the third quarter of 2007 compared to the third quarter of 2006 due to the Merger and related activities.

Merger related severance in the third quarter of 2007 relates to severance and retention payments for employees of IASG.

Amortization of intangibles and depreciation expense increased in the third quarter of 2007 compared to the third quarter of 2006 as a result of $5.6 million of amortization related to the acquisition of additional customers in the Merger.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.

	For the three months ended September 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$11,687	97.5%	$2,822	100.0%
Other	301	2.5	—	—
Total revenue	11,988	100.0	2,822	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	6,147	51.3	1,512	53.6
Total cost of revenue (exclusive of amortization and depreciation shown below)	6,147	51.3	1,512	53.6

Selling expense	539	4.5	61	2.2
General and administrative expense	1,718	14.3	573	20.3
Amortization of intangibles and depreciation expense	2,229	18.6	198	7.0
Total operating expenses	4,486	37.4	832	29.5
Operating income	$1,355	11.3%	$478	16.9%

Three months ended September 30, 2007 compared to three months ended September 30, 2006.    We had a net decrease of 121 customers in the third quarter of 2007 compared to a net decrease of 930 customers in the third quarter of 2006.  We provide monitoring service to customers of dealers, referred to as wholesale customers.  The dealers own customer accounts and contract with us for monitoring and other services.  The change in our Wholesale segment customer base for the period is shown below.

	Three Months Ended September 30,
	2007	2006

Beginning Balance, July 1	839,692	188,015
Customer additions	35,310	11,926
Customer losses	(35,427)	(7,982)
Other adjustments	(4)	(4,874)
Ending Balance, September 30	839,571	187,085

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased significantly in the third quarter of 2007 compared to the third quarter of 2006 due to the addition of customers acquired in the Merger.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.  Excluding the impact of the Merger, monitoring and related services revenue would have increased by 8.8% due to internal sales efforts.

Other revenue represents interest income generated from our dealer loan program, which was acquired in the Merger.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring and dealer care.  These costs increased due to an increase in the customer base from the acquisition of IASG.  The cost of monitoring and related services revenue as a percentage of related revenue, however, decreased to 52.6% in the third quarter of 2007 from 53.6% in the third quarter of 2006 due to the increase in such revenue.

Selling expense for the third quarter of 2007 increased significantly compared to the third quarter of 2006 due to an expansion of our sales force and an increase in internal sales efforts as a result of the Merger.

General and administrative expense as a percentage of revenues for the three months ended September 30, 2007 decreased to 14.3% compared to 20.3% for the same period of 2006.  This decrease is primarily attributable to economies of scale realized due to the Merger.

Amortization of intangibles and depreciation expense as a percentage of revenues for the third quarter of 2007 increased to 18.6% compared to 7.0% for the third quarter of 2006 as a result of $1.7 million of amortization of dealer relationships acquired in the Merger.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.  Our Multifamily segment was unaffected by the Merger.

	For the three months ended September 30,
	2007		2006
	(dollars in thousands)
Revenue:
Monitoring and related services	$7,982	99.6%	$8,428	99.0%
Other	35	0.4	84	1.0
Total revenue	8,017	100.0	8,512	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	1,881	23.5	1,842	21.6
Other	688	8.6	356	4.2
Total cost of revenue (exclusive of amortization and depreciation shown below)	2,569	32.1	2,198	25.8

Selling expense	333	4.1	524	6.1
General and administrative expense	1,946	24.3	1,819	21.4
Amortization of intangibles and depreciation expense	1,578	19.7	1,605	18.9
Total operating expenses	3,857	48.1	3,948	46.4
Operating income	$1,591	19.8%	$2,366	27.8%

Three months ended September 30, 2007 Compared to three months ended September 30, 2006.  We had a net decrease of 3,755 customers in the third quarter of 2007 compared to a net decrease of 3,549 customers in the third quarter of 2006.  Beginning in December 2006, the number of customer accounts is reduced by Retail sites at risk.  Customer losses without the at-risk adjustment would have been 4,499 in the third quarter of 2007.  The average customer base was 283,143 for the third quarter of 2007 compared to 303,238 for the third quarter of 2006.  The change in Multifamily’s customer base for the period is shown below.

	Three Months Ended September 30,
	2007	2006

Beginning Balance, July 1,	285,020	305,012
Customer additions	2,154	5,747
Customer losses	(5,909)	(9,527)
Other	—	231
Ending Balance, September 30,	281,265	301,463

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue decreased 5.3% in the third quarter of 2007 compared to the third quarter of 2006.  This decrease is the result of the decline in our customer base.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue includes approximately $35,000 in amortization of previously deferred revenue for the third quarter of 2007 and approximately $37,000 for the third quarter of 2006.  The decrease in other revenue is primarily due to a decrease in revenue from the sale of access control systems.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring, customer service and field operations.  These costs increased approximately 2.1%.  Cost of monitoring and related services revenue as a percentage of related revenue increased to 23.6% in the third quarter of 2007 from 21.9% in the third quarter of 2006 due to the decrease in such revenue without a proportionate decrease in cost of revenue.

Cost of other revenue increased by approximately $0.3 million in the third quarter of 2007 compared to the same period of 2006.  These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.  Amortization of previously deferred costs increased approximately $0.4 million in the third quarter of 2007 compared to the third quarter of 2006.

Selling expense for the third quarter of 2007 decreased $0.2 million compared to the third quarter of 2006.  Selling expenses include approximately $51,000 in amortization of previously deferred customer acquisition costs for the third quarter of 2007 and approximately $11,000 for the third quarter of 2006.  The decline in selling expense primarily relates to the elimination of the Vice President of Sales position in 2007.  Responsibilities for this position, in addition to oversight of field service and installation personnel, were transitioned to a new Senior Vice President position, which is classified as general and administrative expense.

General and administrative expense in the third quarter of 2007 increased $0.1 million compared to the third quarter of 2006.  Increases in wages and related expense, travel and professional services are primarily responsible for the increase including amounts related to the new Senior Vice President position discussed above.

Amortization of intangibles and depreciation expense for the third quarter of 2007 decreased 1.7% compared to the third quarter of 2006 because amortization of customer accounts decreased $23,000 and depreciation on assets acquired after the third quarter of 2006 is less than depreciation on assets that have become fully depreciated since the end of that same period.

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and for interest payments.  The senior credit facility is subject to an early maturity date of June 30, 2008 if the Senior Subordinated Notes remain outstanding at that time.  Accordingly, the indebtedness outstanding under the senior credit facility is classified and presented as a current liability at September 30, 2007.  We intend to repay or refinance our indebtedness related to the Senior Subordinated Notes or amend the covenants contained in, or obtain a waiver from the lenders party to, our Senior Credit Agreement before June 30, 2008.  The aggregate amount outstanding under the senior credit facility would become immediately due and payable if the Senior Subordinated Notes are not repaid or refinanced by June 30, 2008.  In addition, the lenders under the senior credit facility could institute foreclosure proceedings against the assets securing borrowings under the senior credit facility.

On April 26, 2006, we amended and restated our Senior Credit Agreement increasing our outstanding term loan borrowings under the senior credit facility by approximately $66.8 million to $300.0 million.  The applicable margin with respect to the amended term loan was reduced by 0.5% to 1.5% for base rate borrowing and 2.5% for Eurodollar borrowing.

On March 13, 2007, we further amended our Senior Credit Agreement.  Pursuant to the Senior Credit Agreement amendment, the lenders, among other things, consented to: (1) the consummation of the Merger, (2) the issuance by POAMI of the Senior Secured Notes, (3) the guarantee by IASG and its subsidiaries of our obligations under the Senior Credit Agreement, (4) the guarantee and granting of second priority security interests by Protection One, Inc. and its subsidiaries to the holders of the Senior Secured Notes, (5) the adjustment of certain financial covenants contained in the Senior Credit Agreement and (6) the amendment of certain negative covenants contained in the Senior Credit Agreement in order to reflect the increased size of the loan parties and activities of IASG.  The Senior Credit Agreement amendment also reduced the applicable margin with respect to term loans under the Senior Credit Agreement by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Furthermore, pursuant to the Senior Credit Agreement amendment, we may request the establishment of one or more new term loan commitments in an aggregate amount of up to $50 million, provided that the administrative agent may decline to arrange such new term loan commitments and any lender may decline to provide such new term loan commitments.

The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $22.2 million remains available as of November 10, 2007 after reducing total availability by approximately $2.8 million for an outstanding letter of credit.  We intend to use any other proceeds from borrowings under the senior credit facility, from time to time, for working capital and general corporate purposes.  The revolving credit facility matures in 2010 and the term loan matures in 2012, subject to earlier maturity if we do not refinance our Senior Subordinated Notes before June 30, 2008.

In an effort to limit our exposure to interest rate risk on our variable rate senior credit facility, we purchased interest rate caps in the aggregate amount of $0.9 million during the second quarter of 2005.  Our objective was to protect against increases in interest expense caused by fluctuation in LIBOR.  One interest rate cap provides protection on a $75 million tranche of our long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%.  A second interest rate cap provides protection on a separate $75 million tranche of our long term debt over a three-year period ending May 23, 2008 if LIBOR exceeds 5%.

Operating Cash Flows for the Nine Months Ended September 30, 2007.  Our operations provided cash of $42.5 million and $31.9 million for the first nine months of 2007 and 2006, respectively.  We expect to continue to generate cash from operating activities in excess of the cash required for operations and interest payments.

Investing Cash Flows for the Nine Months Ended September 30, 2007.   We used a net $20.9 million and $25.2 million for our investing activities for the first nine months of 2007 and 2006, respectively.  We invested a net $26.2 million in cash to install and acquire new accounts (including rental equipment) and $3.5 million to acquire fixed assets in the first nine months of 2007.  We also acquired a net of $3.1 million in cash related to the Merger and received $5.7 million in proceeds from the sale of assets, including disposition of certain IASG assets acquired in the Merger.  We invested a net $22.5 million in cash to install and acquire new accounts (including rental equipment), invested $2.7 million to acquire fixed assets and increased our restricted cash by $0.2 million for additional surety bonding requirements in the first nine months of 2006.

Financing Cash Flows for the Nine Months Ended September 30, 2007.   Financing activities used a net $5.0 million and $6.1 million in the first nine months of 2007 and 2006, respectively.  In the first nine months of 2007, we paid $3.2 million for the reduction of long term debt and capital leases and $1.8 million for debt and stock issuance costs.  In the first nine months of 2006, we received $66.8 million in additional borrowings, paid $0.3 million for debt issuance costs, paid $2.1 million for the reduction of long term debt and distributed $70.5 million to shareholders.

Material Commitments.  Our contractual cash obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.  Significant changes in these commitments are described below.  We have future, material, long-term commitments, which, as of September 30, 2007, included $295.5 million related to the senior credit facility, $110.3 million related to the Senior Subordinated Notes and $115.3 million related to the Senior Secured Notes.

On April 2, 2007, POAMI completed the Exchange Offer for up to $125 million aggregate principal amount of the IASG Notes.   Pursuant to the terms of the Exchange Offer, validly tendered IASG Notes were exchanged for the Senior Secured Notes.  Of the $125 million aggregate principal amount of IASG Notes outstanding, approximately $115.3 million were tendered for exchange.  IASG Notes that were not tendered for exchange were redeemed on May 2, 2007.

The Senior Secured Notes, which rank equally with POAMI’s existing and future senior secured indebtedness and any indebtedness incurred under POAMI’s senior credit facility, are jointly and severally guaranteed by Protection One, Inc. and its subsidiaries and secured by second priority liens granted to the trustee for the benefit of the holders of the Senior Secured Notes on substantially all of our and our subsidiaries’ tangible and intangible property.

Debt Covenants.  The indentures relating to the Senior Subordinated Notes, the Senior Secured Notes and the Senior Credit Agreement contain certain covenants and restrictions, including with respect to our ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation and amortization, or EBITDA.  The definition of EBITDA varies between the indenture and the Senior Credit Agreement.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue.  However, under the varying definitions, additional adjustments are sometimes required.

Our amended and restated Senior Credit Agreement and the indentures relating to our Senior Subordinated Notes and Senior Secured Notes contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Senior credit facility

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 6.0 to 1.0 and

Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 1.75 to 1.0

Senior Secured Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0
Senior Subordinated Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

At September 30, 2007, we were in compliance with the financial covenants and other maintenance tests for each of our debt instruments.  The interest coverage ratio tests under the indentures are incurrence based tests (not maintenance tests), and we cannot be deemed to be in default solely due to failure to meet the interest coverage ratio tests under the indentures.  Failure to meet the interest coverage ratio tests could result in restrictions on our ability to incur additional ratio indebtedness; however, we may borrow additional funds under other permitted indebtedness provisions of the indentures, including all amounts currently available under the revolving credit facility.

These debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Off-Balance Sheet Arrangements.  We had no off-balance sheet transactions or commitments as of or for the nine months ended September 30, 2007, other than as disclosed above.

Credit Ratings.  Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.   In conjunction with the additional financing from the senior credit facility, these rating agencies reevaluated our debt securities and both determined that their ratings of our debt would remain unchanged upon completion of the additional financing and subsequent distribution.  Subsequent to the additional financing from the senior credit facility, S&P raised the rating on our senior credit facility reflecting an increase in collateral due to the Merger.  As of November 10, 2007, our debt instruments were rated as follows:

	Senior Credit Facility	8.125% Senior Subordinated Notes Due 2009	12.0% Senior Secured Notes Due 2011	Outlook
S & P	BB	B-	B+	Negative
Moody’s	Ba3	Caa1	B3	Stable

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to downgrades, which make debt financing more costly and more difficult to obtain.

Capital Expenditures.  Assuming we have available funds, net capital expenditures for 2007 (inclusive of amounts spent through September 30, 2007) and 2008 are expected to be approximately $45.5 million and $50.3 million, respectively, of which approximately $10.0 million and $7.3 million, respectively, would be used for fixed asset purchases, with the balance to be used for net customer acquisition costs and non-monitored leased equipment.  These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Tax Matters.  We generally do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our senior credit facility is a variable rate debt instrument, and as of November 10, 2007, we had borrowings of $295.5 million outstanding.  Interest rate caps purchased in the second quarter of 2005 cap LIBOR (i) for three years ending May 23, 2008 at 5.0% on a $75 million tranche of borrowings and (ii) for five years ending May 24, 2010 at 6% on a separate $75 million tranche.  Depending on the level of LIBOR, a 100 basis point change in the debt benchmark rate would affect pretax income as indicated in the table below.

LIBOR	Increase in pretax income due to 100bp decrease in interest rates	Decrease in pretax income due to 100bp increase in interest rates
	(dollars in millions)
Below 4.0%	$3.0	$(3.0)
4.5%	$3.0	$(2.6)
5.0%	$3.0	$(2.2)
5.5%	$2.6	$(1.8)
6.0%	$2.2	$(1.5)

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of September 30, 2007, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective (a) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

On April 2, 2007, the Company acquired IASG.  See Note 2, “IASG Acquisition,” to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for information on the Company’s acquisition of IASG.  As a part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business.  There have been no other changes in our internal control over financial reporting that, in our judgment, either materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management’s control objectives.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 9 of the Notes to Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

10.1	2007 Senior Management Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated August 29, 2007)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2007	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President,
Chief Financial Officer and duly authorized
officer