Form 10-Q
period 2008-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2008-05-12
CIK 916230, 916310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

1-12181-01	1-12181
(Commission File Number)	(Commission File Number)

PROTECTION ONE, INC.	PROTECTION ONE ALARM MONITORING, INC.
(Exact Name of Registrant As Specified In its Charter)	(Exact Name of Registrant As Specified In its Charter)

Delaware	Delaware
(State or Other Jurisdiction Of Incorporation or Organization)	(State or Other Jurisdiction Of Incorporation or Organization)

93-1063818	93-1064579
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

1035 N. Third Street, Suite 101 Lawrence, Kansas 66044	1035 N. Third Street, Suite 101 Lawrence, Kansas 66044
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)

(785) 856-5500	(785) 856-5500
(Registrant’s Telephone Number, Including Area Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 5, 2008, Protection One, Inc. had outstanding 25,306,913 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which shares were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking.  These forward-looking statements generally can be identified by, among other things, the use of forward-looking language such as the words “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “may,” “will,” “would,” “should,” “could,” “seeks,” “plans,” “intends,” or other words of similar import or their negatives.  Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements.  Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by federal securities laws.  Certain factors that could cause actual results to differ include: our history of losses, which are likely to continue; principal and interest payment requirements of and restrictive covenants governing our indebtedness; difficulty in integrating the businesses of Protection One and Integrated Alarm Services Group, Inc. (“IASG”); disruption from our merger with IASG, including lost business opportunities and difficulty maintaining relationships with employees, customers and suppliers; competition, including competition from companies that are larger than we are and have greater resources than we do; losses of our customers over time and difficulty acquiring new customers; termination of the marketing alliance with BellSouth; changes in technology that may make our services less attractive or obsolete or require significant expenditures to upgrade; the development of new services or service innovations by our competitors; potential liability for failure to respond adequately to alarm activations; changes in management; the potential for environmental or man-made catastrophes in areas of high customer account concentration; changes in conditions affecting the economy or security alarm monitoring service providers generally; and changes in federal, state or local government or other regulations or standards affecting our operations and insurance coverage.  New factors emerge from time to time, and it is not possible for us to predict all of such factors or the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

PROTECTION ONE, INC. AND SUBSIDIARIES

PART I

ITEM 1.  FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$33,471	$40,999
Accounts receivable (net of allowance of $5,657 at March 31, 2008 and $5,860 at December 31, 2007)	33,784	37,611
Notes receivable	2,422	2,600
Inventories, net	5,355	4,551
Prepaid expenses	4,069	4,277
Other	5,780	5,627
Total current assets	84,881	95,665
Restricted cash	1,569	2,779
Property and equipment, net	33,050	33,770
Customer accounts, net	270,629	282,396
Dealer relationships, net	40,478	41,565
Other intangibles, net	1,344	2,099
Goodwill	41,604	41,604
Trade name	28,612	28,612
Notes receivable, net of current portion	3,310	3,267
Deferred customer acquisition costs	138,581	130,881
Other	10,945	10,079
Total Assets	$655,003	$672,717

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$5,276	$5,179
Accounts payable	3,354	4,049
Accrued liabilities	28,814	33,541
Deferred revenue	47,023	47,341
Total current liabilities	84,467	90,110
Long-term debt and capital leases, net of current portion	528,099	521,180
Deferred customer acquisition revenue	84,247	79,742
Deferred tax liability	1,269	1,293
Other liabilities	2,083	2,909
Total Liabilities	700,165	695,234
Commitments and contingencies (see Note 9)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 25,306,913 shares issued and outstanding at March 31, 2008 and at December 31, 2007	253	253
Additional paid-in capital	179,718	179,352
Accumulated other comprehensive loss	(463)	(530)
Deficit	(224,670)	(201,592)
Total stockholders’ equity (deficiency in assets)	(45,162)	(22,517)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$655,003	$672,717

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Monitoring and related services	$82,826	$62,092
Installation and other	8,751	6,591
Total revenue	91,577	68,683

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	28,429	18,780
Installation and other	11,210	8,845
Total cost of revenue (exclusive of amortization and depreciation shown below)	39,639	27,625

Operating expenses:
Selling	13,430	11,117
General and administrative	19,266	16,049
Amortization and depreciation	17,033	9,520
Total operating expenses	49,729	36,686
Operating income	2,209	4,372
Other expense (income):
Interest expense	12,563	9,896
Interest income	(319)	(369)
Loss on retirement of debt	12,788	—
Other	(23)	(22)
Total other expense	25,009	9,505
Loss before income taxes	(22,800)	(5,133)
Income tax expense	278	162
Net loss	(23,078)	(5,295)

Other comprehensive loss, net of tax:
Unrealized gain (loss) on interest rate caps	67	(162)
Comprehensive loss	$(23,011)	$(5,457)

Basic and diluted per share information:
Net loss per common share	$(0.91)	$(0.29)

Weighted average common shares outstanding (in thousands)	25,307	18,240

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(23,078)	$(5,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(27)	(82)
Loss on retirement of debt	12,788	—
Amortization and depreciation	17,033	9,520
Amortization of debt costs, discounts and premium	1,540	1,801
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	7,071	6,046
Stock based compensation expense	366	272
Deferred income taxes	(24)	(6)
Provision for doubtful accounts	863	773
Other	(23)	(22)
Changes in assets and liabilities:
Accounts receivable, net	2,964	1,918
Notes receivable	136	—
Other assets	(632)	(762)
Accounts payable	(696)	(710)
Deferred revenue	(467)	1,276
Accrued interest	(31)	(2,367)
Other liabilities	(5,350)	(1,859)
Net cash provided by operating activities	12,433	10,503

Cash flows from investing activities:
Deferred customer acquisition costs	(17,437)	(13,938)
Deferred customer acquisition revenue	7,544	7,198
Purchase of rental equipment	(1,328)	(886)
Purchase of property and equipment	(927)	(736)
Purchases of new accounts	(77)	—
Reduction of restricted cash	1,224	—
Proceeds from disposition of assets and other	43	72
Net cash used in investing activities	(10,958)	(8,290)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(117,457)	(750)
Proceeds from borrowings	110,340	—
Debt issue costs	(1,886)	(161)
Net cash used in financing activities	(9,003)	(911)
Net (decrease) increase in cash and cash equivalents	(7,528)	1,302
Cash and cash equivalents:
Beginning of period	40,999	24,600
End of period	$33,471	$25,902

Cash paid for interest	$11,045	$10,521

Cash paid for income taxes	$264	$117

Non-cash investing and financing activity:
Vehicle additions under capital lease	$388	$705

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization, Basis of Consolidation and Interim Financial Information:

Protection One, Inc. (the “Company”), which is publicly-traded, is principally engaged in the business of providing security alarm monitoring services, including sales, installation and related servicing of security alarm systems for residential and business customers.  The Company also provides monitoring and support services to independent security alarm dealers on a wholesale basis.  Affiliates of Quadrangle Group LLC and Monarch Alternative Capital LP (collectively, the “Principal Stockholders”) own approximately 70% of the Company’s common stock.

The Company acquired all of the outstanding common stock of Integrated Alarm Services Group, Inc. (“IASG”) on April 2, 2007 (the “Merger”).  Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held.  Cash was paid in lieu of fractional shares.  IASG financial results subsequent to April 2, 2007 are consolidated with Protection One, Inc. financial results.  See Note 6, “IASG Acquisition,” for additional discussion of the Merger and a pro forma presentation of financial results of the combined entity.

On March 14, 2008, Protection One Alarm Monitoring, Inc. (“POAMI”) borrowed approximately $110.3 million under a new unsecured term loan facility (the “Unsecured Term Loan”) to allow it to redeem all of the Senior Subordinated Notes.  Using the proceeds from the Unsecured Term Loan and available cash on hand, POAMI deposited with the trustee an amount sufficient to redeem all of the Senior Subordinated Notes.  Accordingly, POAMI’s and the guarantors’ obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned over 70% of the Company’s common stock as of March 31, 2008, and one of the Company’s former directors is affiliated with Arlon Group.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 17, 2008.

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

For the three months ended March 31, 2008, the Company had stock options that represented 0.6 million dilutive potential common shares.  For the three months ended March 31, 2007, the Company had stock options that represented 0.9 million dilutive potential common shares.  These securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for each of the periods presented.

2.             Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (dollars in thousands):

	March 31, 2008	December 31, 2007
Furniture, fixtures and equipment	$6,703	$6,294
Data processing and telecommunication	34,738	34,126
Leasehold improvements	6,364	6,447
Vehicles	6,776	6,832
Vehicles under capital leases	8,173	7,798
Buildings and other	6,314	6,314
Rental equipment	9,317	7,989
	78,385	75,800
Less accumulated depreciation	(45,335)	(42,030)
Property and equipment, net	$33,050	$33,770

Depreciation expense was $3.3 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively.  The amount of fixed asset additions included in accounts payable as of March 31 was $0.1 million for each of 2008 and 2007.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term.  Accumulated depreciation of approximately $1.4 million and $1.1 million was recorded on these assets as of March 31, 2008 and December 31, 2007, respectively.  The following is a schedule, by year, of minimum future rental revenue on non-cancelable operating leases as of March 31, 2008 and does not include payments received at the inception of the lease (dollars in thousands):

Remainder of 2008	$981
2009	1,290
2010	1,272
2011	877
2012	388
2013	13
Total minimum future rental revenue	$4,821

3.             Intangible Assets:

A roll-forward of the Company’s amortizable intangible assets is presented by segment and in total in the following table (dollars in thousands):

	Retail	Wholesale	Multifamily	Total Company
Customer Accounts
Net customer accounts at January 1, 2008	$252,778	$—	$29,618	$282,396
Purchase of customer accounts	77	—	—	77
2008 amortization expense	(10,427)	—	(1,417)	(11,844)
Net customer accounts at March 31, 2008	$242,428	$—	$28,201	$270,629

Dealer Relationships
Net dealer relationships at January 1, 2008	$—	$41,565	$—	$41,565
2008 amortization expense	—	(1,087)	—	(1,087)
Net dealer relationships at March 31, 2008	$—	$40,478	$—	$40,478

Other Intangibles
Total other intangibles at January 1, 2007	$768	$1,331	$—	$2,099
2008 amortization expense	(334)	(421)	—	(755)
Net other intangibles at March 31, 2008	$434	$910	$—	$1,344

Amortization expense was $13.7 million and $7.4 million for the three months ended March 31, 2008 and 2007, respectively.  The table below reflects the estimated aggregate amortization expense for the remainder of 2008 and each of the four succeeding fiscal years on the existing base of amortizable intangible assets as of March 31, 2008 (dollars in thousands):

	2008	2009	2010	2011	2012
Estimated amortization expense	$39,852	$47,870	$44,615	$43,566	$43,286

There was no change in the carrying value of goodwill or trade names for the three months ended March 31, 2008 or 2007.

4.             Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollars in thousands):

	March 31, 2008	December 31, 2007
Accrued interest	$6,843	$6,874
Accrued vacation pay	4,868	4,528
Accrued salaries, bonuses and employee benefits	6,465	9,560
Other accrued liabilities	10,638	12,579
Total accrued liabilities	$28,814	$33,541

5.             Debt and Capital Leases:

Long-term debt and the fixed or weighted average interest rates and capital leases are as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Senior credit facility, maturing March 31, 2012, variable 5.15%	$294,000	$294,750
Senior Secured Notes, maturing November 2011, fixed 12.00%, face value	115,345	115,345
Unamortized premium on Senior Secured Notes	8,267	8,783
Unsecured Term Loan, maturing March 14, 2013, variable 16.75%	110,340	—
Senior Subordinated Notes, maturing January 2009, fixed 8.125%, face value	—	110,340
Unamortized discount on Senior Subordinated Notes	—	(8,458)
Capital leases	5,423	5,599
	533,375	526,359
Less current portion (including $2,276 and $2,179 in capital leases as of March 31, 2008 and December 31, 2007, respectively)	(5,276)	(5,179)
Total long-term debt and capital leases	$528,099	$521,180

Senior Credit Facility

On April 26, 2006, the Company entered into an amended and restated senior credit agreement (“Senior Credit Agreement”) increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million.  The applicable margins with respect to the amended term loan were reduced by 0.50% to 1.50% for base rate borrowing and 2.50% for Eurodollar borrowing.  In the first quarter of 2007, the Company entered into the first amendment to the Senior Credit Agreement that further reduced the applicable margins by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for base rate borrowing and 2.25% to 3.25% for Eurodollar borrowing.  The senior credit facility is secured by substantially all assets of the Company, requires quarterly principal payments of $0.75 million and requires potential annual prepayments based on a calculation of “Excess Cash Flow” as defined in the Senior Credit Agreement, commencing with the year ending December 31, 2008 and due in the first quarter of the subsequent year.  The incremental proceeds from the term loan, together with approximately $10 million of excess cash, were used to make an aggregate special cash distribution in May 2006 of approximately $75 million, including a dividend to holders of the Company’s common stock and to make related payments to members of management of the Company who held options for the Company’s common stock.  The senior credit facility includes a $25.0 million revolving credit facility, of which approximately $22.2 million remains available as of May 5, 2008 after reducing total availability by approximately $2.8 million for an outstanding letter of credit.  The revolving credit facility matures in 2010 and the term loan matures March 31, 2012.  The weighted average annual interest rate before fees on the senior credit facility was 5.15% and 7.21% at March 31, 2008 and December 31, 2007, respectively.

In May 2005, as required by the Company’s then existing credit agreement, the Company entered into two separate interest rate cap agreements for a one-time aggregate cost of approximately $0.9 million.  The Company’s objective is to protect against increases in interest expense caused by fluctuation in the LIBOR interest rate.  One interest rate cap provides protection on $75 million of the Company’s long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%.  A second interest rate cap provides protection on $75 million of the Company’s long term debt over a three-year period ending May 23, 2008 if LIBOR exceeds 5%.  The unamortized cost of the cap agreements was $0.5 million and $0.6 million at March 31, 2008 and December 31, 2007, respectively.  Due to the interest rate environment, the rate cap agreements had negligible fair market value at March 31, 2008.  The fair market value of the cap agreements was $0.04 million at December 31, 2007, which is included in other assets.  The loss resulting from the fair market value adjustment is reflected as accumulated other comprehensive loss in the condensed consolidated balance sheet and as an unrealized other comprehensive loss in the condensed consolidated statement of operations and comprehensive loss.  The Company amortizes the costs of the interest rate caps to interest expense over the respective lives of the agreements.  In the first three months of 2008, the Company amortized approximately $0.1 million to interest expense and was not entitled to receive payments as a result of the cap agreements.  In the first three months of 2007, the Company amortized approximately $50,000 to interest expense and was entitled to receive approximately $59,000 as a result of the cap agreements for a net reduction to interest expense of approximately $9,000.  There was no ineffectiveness in the hedging relationship of the interest rate caps.

In April 2008, the Company entered into two interest rate swap agreements to fix the interest rate on a combined $150 million of its floating rate debt at a one month LIBOR rate of 3.19% through September 2010 for $6 million of its debt and through October 2010 for $144 million of its debt.  As noted above, the current applicable margin on the Company’s Eurodollar borrowings is 2.25%, so the effective interest rate on the covered debt is expected to be at a fixed rate of 5.44%.  The interest rate swaps will be accounted for as a cash flow hedge.

In May 2008, the Company entered into another interest rate swap agreement to fix the interest rate on an additional $100 million of its floating rate debt at a one month LIBOR rate of 3.15% through November 2010.  As noted above, the current applicable margin on the Company’s Eurodollar borrowings is 2.25%, so the effective interest rate on the covered debt is expected to be at a fixed rate of 5.40%.  The interest rate swap will be accounted for as a cash flow hedge.

Senior Secured Notes

On April 2, 2007, POAMI completed the exchange offer (the “Exchange Offer”) for up to $125 million aggregate principal amount of the IASG 12% Senior Secured Notes due 2011 (the “IASG Notes”).  Pursuant to the terms of the Exchange Offer, validly tendered IASG Notes were exchanged for newly issued 12% Senior Secured Notes of POAMI due 2011 (the “Senior Secured Notes”).  Of the $125 million aggregate principal amount of IASG Notes outstanding, approximately $115.3 million were tendered for exchange.   The estimated fair value of the Senior Secured Notes was determined based on an effective interest rate of 9.5%, which was deemed to be reasonable based on the Company’s review of materials regarding potential debt offering alternatives, which resulted in a premium of $10.3 million on the date of exchange.  The valuation was based on the expectation that the Senior Secured Notes will be retired at the earliest call date (November 15, 2008) at a call price at 106% of par value.

The Senior Secured Notes, which rank equally with POAMI’s existing and future senior secured indebtedness and any indebtedness incurred under the senior credit facility, are jointly and severally guaranteed by Protection One, Inc. and its subsidiaries and secured by second priority liens granted to the trustee for the benefit of the holders of the Senior Secured Notes on substantially all of the Company’s tangible and intangible property.

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

POAMI may redeem the Senior Secured Notes at any time prior to November 15, 2008 at its option, in whole or in part, at a redemption price equal to the greater of: 100% of the principal amount of the Senior Secured Notes being redeemed or the sum of the present values of the remaining scheduled payments to November 15, 2008 of principal and interest on the Senior Secured Notes being redeemed on the redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the treasury rate plus 50 basis points.  POAMI may also redeem the Senior Secured Notes at any time on and after November 15, 2008, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest and additional interest, if any, to the date of the redemption.

Upon the occurrence of certain change of control events, each holder of Senior Secured Notes will have the right to require POAMI to repurchase all or any part of that holder’s Senior Secured Notes for a cash payment equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased plus accrued and unpaid interest and additional interest, if any, to the date of purchase, subject to certain restrictions in the Senior Credit Agreement.

The indenture governing the Senior Secured Notes contains covenants which restrict POAMI’s ability and the ability of the guarantors (subject to certain exceptions) to, among other things:  borrow additional money; pay dividends on or redeem capital stock, or make other restricted payments or investments; sell assets; merge or consolidate with any other person; effect a consolidation or merger; or enter into affiliated transactions.

Unsecured Term Loan

On March 14, 2008, POAMI borrowed approximately $110.3 million under a new unsecured term loan facility to allow it to redeem all of the Senior Subordinated Notes.  See Note 1, “Organization, Basis of Consolidation and Interim Financial Information,” for additional information regarding the redemption.  The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013.  The annual interest rate before fees was 16.75% at March 31, 2008.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned over 70% of the Company’s common stock as of March 31, 2008, and one of the Company’s former directors is affiliated with Arlon Group.  The Company recorded $0.4 million related party interest expense for the three months ended March 31, 2008.

Senior Subordinated Notes

Using the proceeds from the Unsecured Term Loan and available cash on hand, the Company deposited with the trustee an amount sufficient to redeem all of the Senior Subordinated Notes.  Accordingly, the Company’s obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008.  A loss of $12.8 million was recorded in connection with the retirement of the Senior Subordinated Notes during the three months ended March 31, 2008.  The loss is primarily comprised of the write-off of $7.0 million unamortized discount and $5.8 million in make-whole payments and termination fees.

Capital Leases

The Company acquires vehicles under a 4-year capital lease agreement.  Accumulated depreciation on these assets as of March 31, 2008 and December 31, 2007 was approximately $2.5 million and $1.8 million, respectively.  The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of March 31, 2008 (dollars in thousands):

Remainder of 2008	$2,013
2009	2,328
2010	1,548
2011	502
2012	8
Total minimum lease payments	6,399
Less: Estimated executory costs	(455)
Net minimum lease payments	5,944
Less: Amount representing interest	(521)
Present value of net minimum lease payments (a)	$5,423

(a)                      Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $2,276 and $3,147, respectively.

Debt Covenants

The Unsecured Term Loan Agreement, the indenture governing the Senior Secured Notes (the “Senior Secured Notes Indenture”) and the Senior Credit Agreement contain certain covenants and restrictions, including with respect to the Company’s ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation, and amortization, or EBITDA.  The definition of EBITDA varies between the Unsecured Term Loan Agreement, the Senior Secured Notes Indenture and the Senior Credit Agreement.  EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue.  However, under the varying definitions, additional adjustments are sometimes required.

The Company’s Senior Credit Agreement, the Senior Secured Notes Indenture and the Unsecured Term Loan Agreement contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Senior credit facility

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 6.0 to 1.0 and Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 1.75 to 1.0

Senior Secured Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0

Unsecured Term Loan	Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 2.25 to 1.0

At March 31, 2008, the Company was in compliance with the financial covenants and other maintenance tests of each of these debt instruments.  The interest coverage ratio incurrence test under each of the Senior Secured Notes Indenture and the Unsecured Term Loan is an incurrence based test (not a maintenance test), and the Company cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test.  Failure to meet the interest coverage ratio tests could result in restrictions on the Company’s ability to incur additional ratio indebtedness; however, the Company may borrow additional funds under other permitted indebtedness provisions of the debt instruments, including all amounts currently available under the revolving credit facility.  These debt instruments also restrict the Company’s ability to pay dividends to stockholders, but do not otherwise restrict the Company’s ability to fund cash obligations.

6.             IASG Acquisition:

On April 2, 2007, the Company completed its acquisition of IASG.  The Company issued 7,066,960 shares of its common stock and 713,104 stock options in exchange for the outstanding shares of IASG common stock and IASG stock options, respectively.  The consideration associated with the common stock and stock options was based on $12.125 per share, the average closing price of the Company’s common stock for the two trading days immediately prior and subsequent to December 20, 2006, the announcement date of the Merger.  In connection with the Merger, the Company’s common stock was approved for listing on the Nasdaq Global Market LLC and now trades under the symbol “PONE.”  See Note 5, “Debt and Capital Leases—Senior Secured Notes,” for information on the Exchange Offer completed in connection with the Merger.

The Merger was accounted for using the purchase method of accounting under Financial Accounting Standards Board Statement No. 141 (“FAS 141”), “Business Combinations.”  Under the purchase method of accounting, Protection One is considered the acquirer of IASG for accounting purposes and the total purchase price is allocated to the assets acquired and liabilities assumed from IASG based on their fair values as of April 2, 2007.  Under the purchase method of accounting, the net consideration was approximately $96.7 million, comprised of Protection One common stock of $85.7 million, the assumption of IASG stock options that were converted into the Company’s stock options with a value of $2.9 million, and approximately $8.1 million in transaction costs, including investment banker fees, consulting fees and professional fees.

The Company recorded a liability of $1.0 million related to duplicate facilities acquired and closed in connection with the Merger.  The Company also recorded a liability of $1.0 million related to one-time termination benefits in connection with the Merger as a part of the purchase price allocation.  These one-time termination benefits were paid during the year ended December 31, 2007.  Total cash payments for severance and retention during the three months ended March 31, 2008 were $0.5 million.  No additional payments for severance and retention are expected to be made in the remainder of 2008.

Pro Forma Financial Information

The results of operations of IASG have been included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2008.  The 2007 pro forma financial information in the table below summarizes the combined results of operations of the Company and IASG, as though the companies had been combined as of the beginning of the period presented.  These results have been prepared by adjusting the historical results of the Company to include the historical results of IASG and the impact of the purchase price allocation discussed above.

The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that will be achieved by the combined company in the future (dollar amounts in thousands, except per share amounts).

Three months ended March 31, 2007
Pro forma:
Revenue	$91,990
Net loss	$(6,464)
Basic and diluted earnings per share	$(0.26)

7.             Share-Based Employee Compensation:

The Company accounts for stock options as prescribed by the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Share-based compensation related to stock options granted to employees of approximately $0.4 million and $0.3 million was recorded in general and administrative expense for the three months ended March 31, 2008 and 2007, respectively.  No tax benefit was recorded because the Company does not have taxable income and is currently fully reserving its federal tax assets.  There were no amounts capitalized relating to share-based employee compensation in the first three months of 2008 or 2007.  No options or restricted share units were issued in the first quarter of 2008 or 2007.

8.             Related Party Transactions:

Principal Stockholders Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”), pursuant to which the Advisors, affiliates of the Principal Stockholders, provided business and financial advisory and consulting services to the Company in exchange for annual fees of $1.0 million (in the case of QA) and $0.5 million (in the case of QDRA), payable in advance in quarterly installments.  The Principal Stockholders management agreements also provided that when and if the Advisors advised or consulted with the Company’s board of directors or senior executive officers with respect to an acquisition by the Company, divesture (if the Company did not engage a financial advisor with respect to such divesture) or financing transaction, they could require the Company to pay additional fees in connection with any such transaction in an amount not to exceed 0.667% (in the case of QA) and 0.333% (in the case of QDRA) of the aggregate value of such transaction.  The Principal Stockholders management agreements were terminated as of April 2, 2007 in connection with the completion of the Merger.  The Company’s board of directors concluded that it was in the best interests of the Company to terminate these arrangements with the Advisors upon completion of the Merger due, in part, to the Principal Stockholders’ ownership interest in the Company decreasing to 70.0% from 97.1% and eliminating the Advisors’ role providing business and financial advisory and consulting services to the Company.

The Company paid the Advisors aggregate management fees of $0.4 million in the first quarter of 2007 pursuant to the terms of the management agreements.

Unsecured Term Loan Agreement

The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned approximately 70% of our common stock as of March 31, 2008 and one of the Company’s former directors, who was on the Company’s Board of Directors at the time the Unsecured Term Loan was entered into, is affiliated with Arlon Group.  The Company accrued interest expense to related parties in the first quarter of 2008 in the amount of $0.4 million.  No interest payments were made under the Unsecured Term Loan Agreement in the first quarter of 2008.

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

The Company has notified its liability insurance carriers of the claim and has answered the remaining counts.  Discovery has commenced in the matter.  Various party and third-party depositions have occurred.  Expert discovery is scheduled to begin in May 2008.  At the request of the plaintiffs, trial date was moved from February 2008 to June 2008.  All intervening discovery deadlines were extended for all parties.

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

Discovery proceedings have commenced as ordered by the Bergen County Law Division.  Mr. Few died on July 18, 2007, and on October 3, 2007, his estate was formally substituted as the Plaintiff in the proceeding.

IASG filed a Motion for Sanctions Against Plaintiff for Spoliation of Evidence (the “Motion”) on February 21, 2008.  At a hearing on IASG’s Motion on April 9, 2008, the Court found, among other things, that Thomas Few, Sr. had intentionally spoliated evidence and sanctioned Plaintiff by issuing an adverse inference jury instruction concerning the destruction of evidence and ordered Plaintiff to pay IASG’s reasonable attorneys’ fees and costs incurred in connection with the Motion.

Discovery will continue as directed by the Court.

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

As to the remaining claims, the Company has filed an answer including various affirmative defenses.  In addition, the Company has asserted a contractual counterclaim against By the Carat (for indemnification as to the claims made by John P. Humbert, Jr. and his wife), contractual cross claims against co-defendant Knightwatch Security Systems, Inc. (for indemnification as to the claims made by all plaintiffs), and a third-party complaint against the perpetrators (which will allow for apportionment of fault under New Jersey statutory law).  The parties are presently engaged in written discovery.

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

Funding Commitment

As part of the Merger, the Company assumed obligations to provide open lines of credit to dealers, subject to the terms of the agreements with the dealers.  At March 31, 2008 and December 31, 2007, the amount available to dealers under these lines of credit was $0.7 million and $0.5 million, respectively.

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

Termination of the AT&T Agreement

Through June 30, 2008, the Company expects to remain a partner through its Retail segment in a marketing alliance with AT&T (through AT&T’s acquisition of BellSouth) that offers monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in a nine-state region of the southeastern United States.  Upon termination of the agreement and for a period of three years following termination of the marketing alliance, unless a one-time payment is agreed to by the parties, the Company is required to continue to pay a recurring royalty to AT&T for active customers added during the term of the existing agreement.  The Company will, however, no longer be required to pay AT&T a commission for new contracts added in the nine-state region.  The Company expects out of pocket costs related to the termination of the agreement and re-branding will approximate $1.0 million during 2008, of which less than $0.1 million was incurred during the three months ended March 31, 2008.

10.          Segment Reporting:

The Company organizes its operations into three business segments:  Retail, Wholesale and Multifamily.  The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker.  The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets.  All of Protection One’s reportable segments operate in the United States of America.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenue) and other items, referred to as Adjusted EBITDA.

Reportable segments (dollars in thousands):

	Three months ended March 31, 2008
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$71,872	$11,835	$7,870	$—	$91,577
Adjusted EBITDA(2)	21,090	2,206	3,455	—	26,751
Amortization and depreciation expense	13,496	2,003	1,534	—	17,033
Amortization of deferred costs in excess of amortization of deferred revenue	6,551	—	520	—	7,071
Segment assets	539,224	78,531	54,249	(17,001)	655,003
Property additions, exclusive of rental equipment	999	282	34	—	1,315
Investment in new accounts and rental equipment, net	10,263	—	1,035	—	11,298

	Three months ended March 31, 2007
	Retail	Wholesale	Multifamily	Adjustments (1)	Consolidated
Revenue	$57,545	$2,972	$8,166	$—	$68,683
Adjusted EBITDA(2)	15,370	962	3,878	—	20,210
Amortization and depreciation expense	7,765	176	1,579	—	9,520
Amortization of deferred costs in excess of amortization of deferred revenue	5,730	—	316	—	6,046
Segment assets	373,126	10,383	59,154	(1,467)	441,196
Property additions, exclusive of rental equipment	913	—	528	—	1,441
Investment in new accounts and rental equipment, net	6,985	—	641	—	7,626

(1)                      Adjustment to eliminate inter-segment accounts receivable.

(2)                      Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry.  This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as loss before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company.  See the table below for the reconciliation of Adjusted EBITDA to consolidated loss before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.

Reconciliation of loss before income taxes to Adjusted EBITDA (dollars in thousands):

	Consolidated
	Three Months Ended March 31,
	2008	2007
Loss before income taxes	$(22,800)	$(5,133)
Plus:
Interest expense, net	12,244	9,527
Amortization and depreciation expense	17,033	9,520
Amortization of deferred costs in excess of amortization of deferred revenue	7,071	6,046
Stock based compensation expense	366	272
Merger-related and other costs	72	—
Loss on retirement of debt	12,788	—
Less:
Other income	(23)	(22)
Adjusted EBITDA	$26,751	$20,210

11.          Income Taxes:

The Company recorded income tax expense of approximately $0.3 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively, related to state income taxes.

Management believes the Company’s net federal deferred tax assets, including those related to net operating losses, are not likely realizable and therefore its federal deferred tax assets are fully reserved.  The Company has $0.2 million of state deferred tax assets recorded as of March 31, 2008, which relate to benefits expected to be received for business loss carry-forwards.  In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment.  The Company also has a state deferred tax liability of approximately $1.3 million as of March 31, 2008 and December 31, 2007 related to states that tax on a separate company basis.

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

12.          New Accounting Standards:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits an entity on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings.  The Company has chosen not to account for any financial instruments or warranty and insurance contracts at fair value under SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No.157 to FASB Statement No.13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP FAS 157-1”).  FSP FAS 157-1 excludes FASB Statement No.13 as well as other accounting pronouncements that address fair value measurement on lease classification or measurement from the scope of SFAS 157.  During February 2008, the FASB also issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, (“FSP FAS 157-2”), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  The adoption of FAS 157 and FSP FAS 157-1 did not have a material impact on the Company’s consolidated financial statements.  The Company does not anticipate that adoption of FSP FAS 157-2 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No.51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require non-controlling interests in a subsidiary to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued after January 1, 2009.   The Company is currently evaluating SFAS 161 however does not anticipate that adoption will have a material impact on its consolidated financial statements.

13.          Summarized Combined Financial Information of the Subsidiary Guarantors of Debt:

Protection One Alarm Monitoring, Inc., a wholly owned subsidiary of Protection One, Inc., has debt securities outstanding (see Note 5, “Debt and Capital Leases”) that are fully and unconditionally guaranteed by Protection One, Inc. and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc.  The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries.  Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis is presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Balance Sheet

March 31, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$32,792	$679	$—	$33,471
Receivables, net	—	15,953	17,831	—	33,784
Notes receivable	—	—	2,422	—	2,422
Inventories, net	—	3,786	1,569	—	5,355
Prepaid expenses	—	3,542	527	—	4,069
Other	—	10,425	546	(5,191)	5,780
Total current assets	—	66,498	23,574	(5,191)	84,881
Restricted cash	—	1,263	306	—	1,569
Property and equipment, net	—	25,783	7,267	—	33,050
Customer accounts, net	—	132,689	137,940	—	270,629
Dealer relationships, net	—	—	40,478	—	40,478
Other intangibles, net	—	—	1,344	—	1,344
Goodwill	—	6,142	35,462	—	41,604
Trade name	—	22,987	5,625	—	28,612
Notes receivable, net of current portion	—	—	3,310	—	3,310
Deferred customer acquisition costs	—	128,396	10,185	—	138,581
Other	—	9,350	1,595	—	10,945
Notes receivable from associated companies	—	115,345	—	(115,345)	—
Accounts receivable (payable) from (to) associated companies	(73,775)	59,417	14,358	—	—
Investment in POAMI	29,642	—	—	(29,642)	—
Investment in subsidiary guarantors	—	133,757	—	(133,757)	—
Total assets	$(44,133)	$701,627	$281,444	$(283,935)	$655,003

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,219	$57	$—	$5,276
Accounts payable	—	2,915	439	—	3,354
Accrued liabilities	1,029	23,669	9,307	(5,191)	28,814
Deferred revenue	—	36,304	10,719	—	47,023
Total current liabilities	1,029	68,107	20,522	(5,191)	84,467
Long-term debt and capital leases, net of current portion	—	519,832	123,612	(115,345)	528,099
Deferred customer acquisition revenue	—	83,293	954	—	84,247
Deferred tax liability	—	—	1,269		1,269
Other liabilities	—	753	1,330	—	2,083
Total liabilities	1,029	671,985	147,687	(120,536)	700,165

Stockholders’ Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	179,718	1,511,014	278,293	(1,789,307)	179,718
Accumulated other comprehensive loss	(463)	(463)	—	463	(463)
Deficit	(224,670)	(1,480,911)	(144,537)	1,625,448	(224,670)
Total stockholders’ equity (deficiency in assets)	(45,162)	29,642	133,757	(163,399)	(45,162)
Total liabilities and stockholders’ equity (deficiency in assets)	$(44,133)	$701,627	$281,444	$(283,935)	$655,003

Condensed Consolidating Balance Sheet

December 31, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$40,607	$392	$—	$40,999
Accounts receivables, net	—	18,707	18,904	—	37,611
Notes receivable	—	—	2,600	—	2,600
Inventories, net	—	3,518	1,033	—	4,551
Prepaid expenses	—	3,739	538	—	4,277
Other	—	6,646	711	(1,730)	5,627
Total current assets	—	73,217	24,178	(1,730)	95,665
Restricted cash	—	1,928	851	—	2,779
Property and equipment, net	—	25,970	7,800	—	33,770
Customer accounts, net	—	138,267	144,129	—	282,396
Dealer relationships, net	—	—	41,565	—	41,565
Other intangibles, net	—	—	2,099	—	2,099
Goodwill	—	6,142	35,462	—	41,604
Trade name	—	22,987	5,625	—	28,612
Notes receivable, net of current portion	—	115,345	3,267	(115,345)	3,267
Deferred customer acquisition costs	—	121,243	9,638	—	130,881
Other	—	8,147	1,932	—	10,079
Accounts receivable (payable) from (to) associated companies	(73,714)	69,068	4,646	—	—
Investment in POAMI	52,287	—	—	(52,287)	—
Investment in subsidiary guarantors	—	135,071	—	(135,071)	—
Total assets	$(21,427)	$717,385	$281,192	$(304,433)	$672,717

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,122	$57	$—	$5,179
Accounts payable	—	3,606	443	—	4,049
Accrued liabilities	1,090	28,031	6,150	(1,730)	33,541
Deferred revenue	—	36,350	10,991	—	47,341
Total current liabilities	1,090	73,109	17,641	(1,730)	90,110
Long-term debt and capital leases, net of current portion	—	512,397	124,128	(115,345)	521,180
Deferred customer acquisition revenue	—	78,836	906	—	79,742
Deferred tax liability	—	—	1,293	—	1,293
Other liabilities	—	756	2,153	—	2,909
Total Liabilities	1,090	665,098	146,121	(117,075)	695,234

Stockholders’ Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	179,352	1,511,014	278,293	(1,789,307)	179,352
Accumulated other comprehensive loss	(530)	(530)	—	530	(530)
Deficit	(201,592)	(1,458,199)	(143,223)	1,601,422	(201,592)
Total stockholders’ equity (deficiency in assets)	(22,517)	52,287	135,071	(187,358)	(22,517)
Total liabilities and stockholders’ equity (deficiency in assets)	$(21,427)	$717,385	$281,192	$(304,433)	$672,717

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$52,099	$30,727	$—	$82,826
Installation and other	—	8,204	547	—	8,751
Total revenue	—	60,303	31,274	—	91,577
Cost of revenue:
Monitoring and related services	—	16,352	12,077	—	28,429
Installation and other	—	10,368	842	—	11,210
Total cost of revenue	—	26,720	12,919	—	39,639
Operating expenses:
Selling	—	12,447	983	—	13,430
General and administrative	1,307	16,163	1,796	—	19,266
Amortization and depreciation	—	8,154	8,879	—	17,033
Holding company allocation	(941)	751	190	—	—
Corporate overhead allocation	—	(4,710)	4,710	—	—
Total operating expenses	366	32,805	16,558	—	49,729
Operating income (loss)	(366)	778	1,797	—	2,209
Other expense (income):
Interest expense	—	13,075	2,949	(3,461)	12,563
Interest income	—	(3,780)	—	3,461	(319)
Loss on retirement of debt		12,788			12,788
Other	—	(23)	—	—	(23)
Equity loss in subsidiary	22,712	1,315	—	(24,027)	—
Total other expense	22,712	23,375	2,949	(24,027)	25,009
Loss before income taxes	(23,078)	(22,597)	(1,152)	24,027	(22,800)
Income tax (benefit) expense	—	115	163	—	278
Net loss	$(23,078)	$(22,712)	$(1,315)	$24,027	$(23,078)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Monitoring and related services	$—	$51,027	$11,065	$—	$62,092
Installation and other	—	6,518	73	—	6,591
Total revenues	—	57,545	11,138	—	68,683
Cost of revenues:
Monitoring and related services	—	15,661	3,119	—	18,780
Installation and other	—	8,393	452	—	8,845
Total cost of revenues	—	24,054	3,571	—	27,625
Operating expenses:
Selling	—	10,586	531	—	11,117
General and administrative	1,640	13,309	1,100	—	16,049
Amortization and depreciation	1	7,764	1,755	—	9,520
Holding company allocation	(1,368)	1,094	274	—	—
Corporate overhead allocation	—	(1,138)	1,138	—	—
Total operating expenses	273	31,615	4,798	—	36,686
Operating income (loss)	(273)	1,876	2,769	—	4,372
Other expense (income):
Interest expense (a)	—	9,804	92	—	9,896
Interest income	—	(369)	—	—	(369)
Other	—	(22)	—	—	(22)
Equity (earnings) loss in subsidiary	5,022	(2,578)	—	(2,444)	—
Total other expense	5,022	6,835	92	(2,444)	9,505
Income (loss) before income taxes	(5,295)	(4,959)	2,677	2,444	(5,133)
Income tax expense	—	63	99	—	162
Net income (loss)	$(5,295)	$(5,022)	$2,578	$2,444	$(5,295)

(a)                      Protection One Alarm Monitoring, Inc. allocated $92 of its interest expense to Network Multifamily, a subsidiary guarantor.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(61)	$1,705	$10,789	$—	$12,433
Cash flows from investing activities:
Deferred customer acquisition costs	—	(16,312)	(1,125)	—	(17,437)
Deferred customer acquisition revenue	—	7,454	90	—	7,544
Purchase of rental equipment	—	(1,328)	—	—	(1,328)
Purchase of property and equipment	—	(611)	(316)	—	(927)
Purchase of new accounts	—	(77)	—	—	(77)
Reduction of restricted cash	—	679	545	—	1,224
Proceeds from disposition of assets and other	—	26	17	—	43
Net cash used in investing activities	—	(10,169)	(789)	—	(10,958)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(117,457)	—	—	(117,457)
Proceeds from borrowings	—	110,340	—	—	110,340
Debt issue costs	—	(1,886)	—	—	(1,886)
To (from) related companies	61	9,652	(9,713)	—	—
Net cash provided by (used in) financing activities	61	649	(9,713)	—	(9,003)
Net (decrease) increase in cash and cash equivalents	—	(7,815)	287	—	(7,528)
Cash and cash equivalents:
Beginning of period	—	40,607	392	—	40,999
End of period	$—	$32,792	$679	$—	$33,471

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$43	$4,357	$6,103	$—	$10,503
Cash flows from investing activities:
Deferred customer acquisition costs	—	(13,297)	(641)	—	(13,938)
Deferred customer acquisition revenue	—	7,198	—	—	7,198
Purchase of rental equipment	—	(886)	—	—	(886)
Purchase of property and equipment	—	(493)	(243)	—	(736)
Proceeds from disposition of assets	—	61	11	—	72
Net cash used in investing activities	—	(7,417)	(873)	—	(8,290)
Cash flows from financing activities:
Payments on long-term debt	—	(750)	—	—	(750)
Debt issue costs	—	(161)	—	—	(161)
To (from) related companies	(43)	5,141	(5,098)	—	—
Net cash (used in) provided by financing activities	(43)	4,230	(5,098)	—	(911)
Net increase in cash and cash equivalents	—	1,170	132	—	1,302
Cash and cash equivalents:
Beginning of period	—	24,569	31	—	24,600
End of period	$—	$25,739	$163	$—	$25,902

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

For the first three months of 2008, we generated consolidated revenue of $91.6 million.  For the first three months of 2008, our Retail segment accounted for 78.5% of consolidated revenue, or $71.9 million, our Wholesale segment accounted for 12.9%, or $11.8 million, and our Multifamily segment accounted for 8.6% of consolidated revenue, or $7.9 million.   For the first three months of 2007, we generated consolidated revenue of $68.7 million of which our Retail segment accounted for 83.8%, or $57.5 million, our Wholesale segment accounted for 4.3%, or $3.0 million, and our Multifamily segment accounted for 11.9%, or $8.2 million.

Our monitoring and related services revenue for the three months ended March 31 and our composition of monitored sites at March 31 for the years presented were as follows:

	Percentage of Total
	2008		2007
Market	Monitoring and Related Services Revenue	Sites	Monitoring and Related Services Revenue	Sites
Retail	76.7%	33.9%	82.2%	51.1%
Wholesale	13.9	50.8	4.8	19.6
Multifamily	9.4	15.3	13.0	29.3
Total	100.0%	100.0%	100.0%	100.0%

Important Matters

Refinancing.  On March 14, 2008, we borrowed approximately $110.3 million under a new unsecured term loan facility to allow us to redeem all of our Senior Subordinated Notes.  The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013.  Using the proceeds from the Unsecured Term Loan and available cash on hand, we deposited with the trustee an amount sufficient to redeem all of the Senior Subordinated Notes.  Accordingly, our obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned approximately 70% of our common stock as of March 31, 2008 and one of our former directors is affiliated with Arlon Group.

Financial Results.  We have consolidated the financial results of IASG beginning on April 2, 2007.  Pro forma information for the first quarter of 2007, which includes IASG financial results as if the Merger had been consummated on January 1, 2007, is included in Note 6 to the Condensed Consolidated Financial Statements.  We evaluate our operating and financial performance based on three segments: Retail, Wholesale and Multifamily.  Prior year information has been reclassified to conform with the new segment presentation.

Summary of Other Significant Matters

Net Loss.  We incurred a net loss of approximately $23.1 million for the three months ended March 31, 2008.  The net loss reflects substantial charges incurred by us for amortization of customer accounts and other intangibles, interest incurred on indebtedness, and a loss of $12.8 million on the early redemption of our Senior Subordinated Notes.

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period.  Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.   Our current focus on RMR additions, stabilization of attrition rates and the acquisition of IASG have contributed to the increase in RMR which was $26.6 million at March 31, 2008 compared to $20.1 million at March 31, 2007.  Our March 31, 2008 RMR was essentially unchanged from RMR at December 31, 2007.  We believe that RMR will likely not increase until we are successful reducing attrition in the RMR acquired from IASG and generating more RMR from our marketing programs.

Our RMR includes amounts billable to customers with past due balances which we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract.  As a result, we actively work to collect amounts owed to us and to retain the customer at the same time.  As a general rule, we accrue for the cancellation of a customer when a balance of more than one times the customer’s RMR becomes 120 days past due.  Exceptions to this rule are made when an evaluation of the ongoing customer relationship indicates that payment for the past due balance is likely to be received.

We believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  The table below reconciles our RMR to revenue reflected on our consolidated statements of operations.

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Recurring Monthly Revenue at March 31	$26,622	$20,061
Amounts excluded from RMR:
Amortization of deferred revenue	1,043	766
Installation and other revenue (a)	3,039	2,701
Revenue (GAAP basis):
March	30,704	23,528
January – February	60,873	45,155
Total period revenue	$91,577	$68,683

(a)                      Revenue that is not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated.

	Three months ended March 31, 2008				Three months ended March 31, 2007
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
	(dollars in thousands)
Beginning RMR balance	$20,628	$3,615	$2,463	$26,706	$16,429	$963	$2,596	$19,988
RMR additions from direct sales	585	317	38	940	523	60	17	600
RMR from account purchases	4	—	—	4	—	—	—	—
RMR losses (a)	(700)	(193)	(107)	(1,000)	(449)	(62)	(76)	(587)
Price increases and other (b)	(48)	2	18	(28)	46	—	14	60
Ending RMR balance	$20,469	$3,741	$2,412	$26,622	$16,549	$961	$2,551	$20,061

(a)                      RMR losses include price decreases

(b)                     2008 retail price increases and other includes the impact of cancellations related to our analog to digital cellular replacement program.

Monitoring and Related Services Margin.   Monitoring and related service revenue comprised over 90% of our total revenue for each of the three month periods ended March 31, 2008 and 2007.  The table below identifies the monitoring and related services gross margin and gross margin as a percentage of monitoring and related services revenue for the presented periods.

	Three months ended March 31, 2008				Three months ended March 31, 2007
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
	(dollars in thousands)
Monitoring and related services revenue	$63,518	$11,518	$7,790	$82,826	$51,027	$2,972	$8,093	$62,092
Cost of monitoring and related services (exclusive of depreciation)	19,749	6,801	1,879	28,429	15,661	1,294	1,825	18,780
Gross margin	$43,769	$4,717	$5,911	$54,397	$35,366	$1,678	$6,268	$43,312
Gross margin %	68.9%	41.0%	75.9%	65.7%	69.3%	56.5%	77.4%	69.8%

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

Our Retail monitoring and related services gross margin percentage has decreased for the three months ended March 31, 2008 from the prior period due to several factors, the impact of which we expect to continue into the near to medium term: (i) an increase in the percentage of commercial customers in our base who choose enhanced services, such as remote video monitoring and fire inspections, which typically result in lower margins, (ii) rising fuel costs and (iii) increased third party costs for patrol services due to the Merger, which increased our account concentration in cities that have a non-response ordinance.

Our Multifamily segment monitoring and related services gross margin percentage has decreased from the prior period because revenue in this segment has decreased without a proportionate decrease in related costs.

Customer Creation and Marketing. Our current customer acquisition strategy for our Retail segment relies primarily on internally generated sales, utilizing personnel in our existing branch infrastructure.  The internal sales program for our Retail segment generated $0.6 million and $0.5 million of new RMR in the three months ended March 31, 2008 and 2007, respectively.  The internal sales program for our Wholesale segment generated $0.3 million and $0.1 million of new Wholesale RMR in the three months ended March 31, 2008 and 2007, respectively.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.  We operate a dedicated telesales center from which we make outbound calls soliciting new business, respond to questions that customers or potential customers have about our services and provide quality control follow-up calls to customers for whom we recently provided installation or maintenance services.   We are susceptible to macroeconomic downturns that may affect our ability to attract new customers.

Since 2004 we have been a partner in a marketing alliance with BellSouth Corporation (now part of AT&T) that offers monitored security services to the residential, single family market and to small businesses in 17 of the larger metropolitan markets in a nine-state region of the southeastern United States.  The marketing alliance with AT&T will end on or before June 30, 2008.  AT&T provided us with leads of new owners of single-family residences and businesses in its territory and transfers of existing AT&T customers within its territory.  We followed up on the information to create leads for our sales force.  We pay AT&T a commission for each new contract generated in the nine-state region, regardless of whether the new contract came directly from an AT&T lead, as well as a recurring royalty based on a percentage of recurring charges.  The commission is a direct and incremental cost of acquiring the customer and accordingly, for residential customers and certain commercial customers, is deferred as a customer acquisition cost and amortized over the initial contract term.  The recurring royalty is expensed as incurred and is included in the cost of monitoring and related services revenue.  We estimate that approximately $45,000 or 8% and $47,000 or 9% of our new retail RMR created in the three months ended March 31, 2008 and 2007, respectively, can be attributed to sales arising directly from AT&T leads.

Upon termination of the marketing alliance, we will re-brand our 17 southeast branches as Protection One.  For a period of three years following termination of the marketing alliance, unless we agree upon a lump-sum payment, we are required to continue paying a recurring royalty to AT&T for active customers added during the term of the existing agreement.  We will however, no longer be required to pay AT&T a commission for new contracts added in the nine-state region.  We expect out of pocket costs for the re-branding will approximate $1.0 million during 2008, of which less than $0.1 million was incurred during the three months ended March 31, 2008.  Unless we agree with AT&T to make a one-time payment in 2008 in lieu of royalty payments over the three years following the termination, we do not believe termination of the AT&T marketing alliance will have a material impact on our combined net cash flow from operating and investing activities.

Concurrent with the termination of the AT&T alliance, we are implementing an integrated marketing program to increase awareness for the Protection One brand name nationally and to generate new lead sources and opportunities.  We intend to reach out to targeted customers, both residential and commercial, through a variety of mediums in a planned and sequenced manner.  These channels will include, but are not limited to, on-line programs and placements, third-party purchases, outbound calling and traditional mass communications, such as radio, print and direct mail.

We will continue to analyze opportunities for alliance partnerships which benefit our Retail segment.  We are disciplined in our assessment of alliance opportunities, taking into account many factors such as branch impact, sales channel consideration and financial return.

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

In the table below, we define attrition as a ratio, the numerator of which is the gross amount of lost RMR, which includes price decreases, for a given period, net of the adjustments described below, and the denominator of which is the average amount of RMR for a given period.  In some instances, we use estimates to derive attrition data.  In the calculations directly below, we do not reduce the gross RMR lost during a period by RMR added from “move in” accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or from “competitive takeover” accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services. The Retail 2008 attrition calculations exclude the impact of cancellations related to our analog to digital cellular replacement program as such cancellations are not expected to have a material impact on our monitoring and service margins.

As defined above, RMR attrition by business segment at March 31, 2008 and 2007 is summarized below:

	Recurring Monthly Revenue Attrition
	March 31, 2008		March 31, 2007
	Annualized	Trailing	Annualized	Trailing
	First	Twelve	First	Twelve
	Quarter	Months	Quarter	Months
Retail	13.6%	13.8%	10.9%	12.3%
Wholesale	21.1%	21.9%	25.7%	19.8%
Multifamily	17.5%	12.1%	11.8%	14.9%

In the table below, in order to enhance the comparability of our attrition results with those of other industry participants, many of which report attrition net of move-in accounts, we define the denominator the same as above but define the numerator as the gross amount of lost RMR, which includes price decreases, for a given period reduced by RMR added from move-in accounts.

Recurring Monthly Revenue Attrition
	March 31, 2008		March 31, 2007
	Annualized	Trailing	Annualized	Trailing
	First	Twelve	First	Twelve
	Quarter	Months	Quarter	Months
Retail	11.8%	11.9%	8.8%	10.1%

Our actual attrition experience shows that the relationship period with any individual customer can vary significantly.  Customers discontinue service with us for a variety of reasons, including relocation, service issues and cost.  A portion of the acquired customer base can be expected to discontinue service every year.   Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.  The relatively higher attrition rate on the acquired IASG portfolio contributed to a majority of the increase in attrition during the first quarter of 2008, however, a higher incidence of cancellations for non-payment and financial reasons occurred in the Retail base as well.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented.  Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results.  There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first three months of fiscal 2008.

Revenue and Expense Recognition. The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the three months ended March 31, 2008 and 2007.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations.

	Three months ended March 31,
	2008			2007
	Revenue-	Cost of	Selling	Revenue-	Cost of	Selling
	other	revenue-other	Expense	other	revenue-other	Expense
	(dollars in thousands)
Retail segment:
Total amount incurred	$12,806	$16,950	$12,866	$11,453	$13,146	$11,137
Amount deferred	(7,454)	(11,615)	(4,697)	(7,198)	(8,817)	(4,480)
Amount amortized	3,002	5,229	4,324	2,263	4,064	3,929
Amount included in Statement of Operations	$8,354	$10,564	$12,493	$6,518	$8,393	$10,586
Wholesale segment:
Total amount incurred (a)	$317	$—	$548	$—	$—	$68
Multifamily segment:
Total amount incurred	$134	$1,138	$466	$36	$710	$493
Amount deferred	(90)	(1,007)	(118)	—	(592)	(49)
Amount amortized	36	515	41	37	334	19
Amount included in Statement of Operations	$80	$646	$389	$73	$452	$463
Total company:
Total amount incurred	$13,257	$18,088	$13,880	$11,489	$13,856	$11,698
Amount deferred	(7,544)	(12,622)	(4,815)	(7,198)	(9,409)	(4,529)
Amount amortized	3,038	5,744	4,365	2,300	4,398	3,948
Amount reported in Statement of Operations	$8,751	$11,210	$13,430	$6,591	$8,845	$11,117

(a)	The wholesale segment revenue-other represents interest and fee income generated from our dealer loan program acquired in the Merger.

In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, our Retail segment also capitalized purchases of rental equipment in the amount of $1.3 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively.  During the first three months of 2008, we purchased customer accounts valued at $0.1 million. The increase in Retail costs incurred during the three months ended March 31, 2008 relates to our analog to digital cellular replacement program.

New accounting standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits an entity on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings.  We have chosen not to account for any financial instruments or warranty and insurance contracts at fair value under SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No.157 to FASB Statement No.13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP FAS 157-1”).  FSP FAS 157-1 excludes FASB Statement No.13 as well as other accounting pronouncements that address fair value measurement on lease classification or measurement from the scope of SFAS 157.  During February 2008, the FASB also issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, (“FSP FAS 157-2”), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  The adoption of FAS 157 and FSP FAS 157-1 did not have a material impact on our consolidated financial statements.  We do not anticipate that adoption of FSP FAS 157-2 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No.51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require non-controlling interests in a subsidiary to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for our financial statements issued after January 1, 2009. We are currently evaluating SFAS 161 however do not anticipate that adoption will have a material impact on our consolidated financial statements.

Operating Results

We organize our operations into the following three business segments:

Retail.  Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs. As of March 31, 2008, we served approximately 600,000 retail customers across the nation.  Our Retail segment accounts for approximately 76.9% of our RMR at March 31, 2008, of which approximately 28.2% is derived from commercial customers.

Wholesale.  We contract with independent security alarm dealers nationwide to provide alarm system monitoring services to their residential and business customers.  As of March 31, 2008, our Wholesale segment served approximately 4,600 dealers by monitoring approximately 890,000 homes and businesses on their behalf.  We also provide business support services and financing assistance for these independent dealers in the form of loans secured by customer accounts.

Multifamily.  We provide monitoring and maintenance services for electronic security systems to tenants of multifamily residences under long-term contracts with building owners and managers. Multifamily service contracts, which have initial terms that fall within a range of five to ten years and average eight years at inception, tend to provide higher operating margins than Retail or Wholesale contracts due primarily to the highly automated nature of the services. We provide alarm monitoring services to approximately 265,000 units in approximately 520 cities as of March 31, 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Protection One Consolidated

Monitoring and related services revenue increased approximately $20.7 million or 33.4% in the first quarter of 2008 compared to the first quarter of 2007.  This increase is primarily attributable to monitoring and related revenues from our acquisition of IASG.  Cost of monitoring and related services revenue increased $9.6 million or 51.4% in the first quarter of 2008 compared to the first quarter of 2007.  An increase of approximately $8.4 million is primarily attributable to the Merger with the remainder resulting from an increase in service job costs partially due to maintaining and upgrading systems required to provide cellular-based monitoring services and increased monitoring costs due to an increasing percentage of customers who chose lower margin, enhanced services in addition to basic monitoring services.  See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.  Selling expense increased by $2.3 million, which is primarily attributable to an increase in amortization of previously deferred customer acquisition costs, an increase in commissions related to outright commercial sales and an increase in sales activity.  General and administrative costs increased $3.2 million in the first quarter of 2008 compared to the first quarter of 2007, primarily as a result of the Merger.  Interest expense increased for the first quarter of 2008 compared to the first quarter of 2007 due to the addition of $115.3 million in debt related to the issuance of the Senior Secured Notes in exchange for the IASG Notes.  Interest expense for the first quarter of 2008 includes approximately $1.5 million of amortized debt discounts, premium and debt issue costs compared to approximately $1.8 million for the first quarter of 2007.  We incurred a loss of $12.8 million on the early redemption of our Senior Subordinated Notes in the first quarter of 2008.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses.

	Three months ended March 31,
	2008		2007
	(dollars in thousands)
Revenue:
Monitoring and related services	$63,518	88.4%	$51,027	88.7%
Installation and other	8,354	11.6	6,518	11.3

Total revenue	71,872	100.0	57,545	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	19,749	27.5	15,661	27.2
Installation and other	10,564	14.7	8,393	14.6

Total cost of revenue (exclusive of amortization And depreciation shown below)	30,313	42.2	24,054	41.8

Selling expense	12,493	17.4	10,586	18.4
General and administrative expense	14,965	20.8	13,537	23.5
Amortization of intangibles and depreciation expense	13,496	18.8	7,765	13.5
Total operating expenses	40,954	57.0	31,888	55.4
Operating income	$605	0.8%	$1,603	2.8%

2008 compared to 2007.  We had a net decrease of 6,466 customers in the first quarter of 2008, which is primarily due to attrition experienced on customers acquired in the Merger, compared to a net decrease of 128 customers in the first quarter of 2007.  The average customer base for the first quarter of 2008 and 2007 was 599,286 and 506,624, respectively.  We are currently focused on reducing attrition, developing cost effective marketing programs and generating positive cash flow.  The change in our Retail segment customer base for the period is shown below.

	Three Months Ended March 31,
	2008	2007

Beginning Balance, January 1	602,519	506,688
Customer additions	13,612	12,975
Customer losses	(20,534)	(13,589)
Other adjustments	456	486
Ending Balance, March 31	596,053	506,560

For a roll-forward of Retail segment RMR, please see the segment table in the “Summary of Other Significant Matters—Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased 24.5% in the first quarter of 2008 compared to the first quarter of 2007, primarily due to the addition of Retail customers acquired in the Merger.  Excluding the impact of the Merger, monitoring and related services revenue would have increased approximately 2.1% from the same period in 2007 due to modest growth in RMR additions and price increases.  See “Summary of Other Significant Matters—Recurring Monthly Revenue,” above for additional information and discussion regarding the increase in recurring monthly revenue.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Installation and other revenue includes $3.0 million in amortization of previously deferred revenue for the first quarter of 2008 and $2.3 million for the first quarter of 2007.  We also experienced an increase of approximately $1.4 million in outright commercial sales in the first quarter of 2008 compared to the first quarter of 2007 due to the expansion of our commercial and national accounts sales force and the addition of IASG’s commercial sales force.  This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarms, closed circuit televisions, fire alarms and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue increased by approximately 26.1% in the first quarter of 2008 compared to the first quarter of 2007, primarily due to the addition of Retail customers acquired through the Merger.  Cost of monitoring and related services revenue as a percentage of the related revenue in the first quarter of 2008 increased to 31.1% from 30.7% in the first quarter of 2007.  Excluding the impact of the Merger, cost of monitoring and related services revenue increased approximately 4.4% due to an increase in monitoring labor, service job labor and fuel costs.  Monitoring costs, which include the costs of monitoring, billing, customer service and field operations, increased primarily as a result of an increase in the percentage of customers who chose lower margin, enhanced services in addition to basic monitoring service.  The increase in service job costs is also partly attributable to the relatively higher costs of servicing our growing commercial account base.  See “Monitoring and Related Services Margin,” above, for additional information related to the increase in the cost of monitoring and related services revenue.

Cost of installation and other revenue includes $5.2 million in amortization of previously deferred customer acquisition costs for the first quarter of 2008 and $4.1 million for the first quarter of 2007.  We also experienced an increase in cost of installation and other revenue related to the increase in outright commercial sales in the first quarter of 2008 compared to the first quarter of 2007.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense includes $4.3 million in amortization of previously deferred customer acquisition costs for the first quarter of 2008 and $3.9 million for the first quarter of 2007.  In addition, the remaining increase in other selling expense over first quarter 2007 levels is due to an increase in our commercial and national accounts sales force, expansion of our telesales group and an increase in outright commercial sales commissions.

General and administrative expense increased $1.4 million in 2008 due to increases in wages and related expense due to the Merger, however, as a percentage of revenue, general and administrative expense decreased to 20.8% in the first quarter of 2008 from 23.5% in the first quarter of 2007 as a result of increased scale arising from the Merger.

Amortization of intangibles and depreciation expense increased in the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of $4.9 million of amortization related to the acquisition of additional customers in the Merger and amortization of other intangibles related to the Merger.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.

	For the three months ended March 31,
	2008		2007
	(dollars in thousands)
Revenue:
Monitoring and related services	$11,518	97.3%	$2,972	100.0%
Other	317	2.7	—	—
Total revenue	11,835	100.0	2,972	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	6,801	57.5	1,294	43.5
Total cost of revenue (exclusive of amortization and depreciation shown below)	6,801	57.5	1,294	43.5

Selling expense	548	4.6	68	2.3
General and administrative expense	2,280	19.3	647	21.7
Amortization of intangibles and depreciation expense	2,003	16.9	176	6.0
Total operating expenses	4,831	40.8	891	30.0
Operating income	$203	1.7%	$787	26.5%

2008 compared to 2007.    We had a net increase of 28,719 monitored sites in the first quarter of 2008 compared to a net increase of 304 monitored sites in the first quarter of 2007.  We provide monitoring service to customers of dealers, referred to as wholesale customers.  The dealers own customer accounts and contract with us for monitoring and other services.  The change in our Wholesale segment monitored site base for the period is shown below.

	Three Months Ended March 31,
	2008	2007

Beginning Balance, January 1	865,163	194,185
Customer additions	71,052	13,020
Customer losses	(42,803)	(12,757)
Other adjustments	470	41
Ending Balance, March 31	893,882	194,489

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Other Significant Matters—Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased by $8.5 million in the first quarter of 2008 compared to the first quarter of 2007 due to the addition of customers acquired in the Merger.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.  Excluding the impact of the Merger, monitoring and related services revenue would have increased by approximately 3.8% due to internal sales efforts.

Other revenue represents interest income generated from our dealer loan program, which was acquired in the Merger.

Cost of monitoring and related services revenue increased by $5.5 million in the first quarter of 2008 compared to the first quarter of 2007 and generally relates to the cost of providing monitoring service including the costs of monitoring and dealer care.  These costs increased by approximately $ 5.0 million due to an increase in the customer base as a result of the Merger.  As a percentage of the related revenue, cost of monitoring and related services revenue increased to 59.0% in the first quarter of 2008 from 43.5% in the first quarter of 2007, which is due to lower average RMR on accounts acquired in the Merger.

Selling expense for the first quarter of 2008 increased by $0.5 million compared to the first quarter of 2007 due to an expansion of our sales force and an increase in internal sales efforts to support the Wholesale operations acquired with the Merger.

General and administrative expense increased by $1.6 million in the first quarter of 2008 compared to the first quarter of 2007 and as a percentage of revenues for the first quarter of 2008 decreased to 19.3% compared to 21.7% for the first quarter of 2007.  This decrease is primarily attributable to economies of scale realized due to the Merger.

Amortization of intangibles and depreciation expense increased by $1.8 million in the first quarter of 2008 compared to the first quarter of 2007 as a result of amortization of dealer relationships and other intangibles acquired in the Merger.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses.  Our Multifamily segment was unaffected by the Merger.

	For the three months ended March 31,
	2008		2007
	(dollars in thousands)
Revenue:
Monitoring and related services	$7,790	99.0%	$8,093	99.1%
Installation and other	80	1.0	73	0.9
Total revenue	7,870	100.0	8,166	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	1,879	23.9	1,825	22.4
Installation and other	646	8.2	452	5.5
Total cost of revenue (exclusive of amortization and depreciation shown below)	2,525	32.1	2,277	27.9

Selling expense	389	4.9	463	5.7
General and administrative expense	2,021	25.7	1,865	22.8
Amortization of intangibles and depreciation expense	1,534	19.5	1,579	19.3
Total operating expenses	3,944	50.1	3,907	47.8
Operating income	$1,401	17.8%	$1,982	24.3%

2008 compared 2007.  We had a net decrease of 9,195 monitored sites in the first quarter of 2008 compared to a net decrease of 3,179 monitored sites in the first quarter of 2007, which is due to a reduction in our contract renewal rate during 2008 arising from one large customer’s decision not to renew.  The average number of monitored sites was 273,146 for the first quarter of 2008 compared to 291,550 for the first quarter of 2007.  The change in our Multifamily segment monitored site base for the period is shown below.

	Three Months Ended
	March 31,
	2008	2007

Beginning Balance, January 1,	277,743	293,139
Customer additions	2,487	2,028
Customer losses	(11,682)	(5,207)
Ending Balance, March 31,	268,548	289,960

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Other Significant Matters—Recurring Monthly Revenue,” above.

Monitoring and related services revenue decreased by $0.3 million or 3.7% in the first quarter of 2008 compared to the first quarter of 2007.  This decrease is the result of the decline in our customer base.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Installation and other revenue increased primarily due to an increase in revenue from the sale of access control systems.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring, customer service and field operations.  These costs increased approximately 3.0%, or less than $0.1 million.  Cost of monitoring and related services revenue as a percentage of related revenue increased to 24.1% in the first quarter of 2008 from 22.6% in the first quarter of 2007 due to the decrease in such revenue without a proportionate decrease in cost of revenue.

Cost of installation and other revenue increased by approximately $0.2 million in the first quarter of 2008 compared to the same period of 2007.  These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.  Amortization of previously deferred costs increased approximately $0.2 million in the first quarter of 2008 compared to the first quarter of 2007.

Selling expense for the first quarter of 2008 decreased approximately $0.1 million compared to the first quarter of 2007.  The decline in selling expense primarily relates to the elimination of the Vice President of Sales position in 2007.  Responsibilities for this position, in addition to oversight of field service and installation personnel, were transitioned to a new Senior Vice President position, which is classified as general and administrative expense.

General and administrative expense in the first quarter of 2008 increased approximately $0.2 million compared to the first quarter of 2007.  Increases in wages and related expense, travel and professional services are primarily responsible for the increase including amounts related to the new Senior Vice President position discussed above.

Amortization of intangibles and depreciation expense for the first quarter of 2008 decreased by less than $0.1 million compared to the first quarter of 2007.

Liquidity and Capital Resources

Debt Obligations

We expect to generate cash flow in excess of that required for operations and for interest payments and principal payments required under the Senior Credit Agreement.  On March 14, 2008, we borrowed approximately $110.3 million under a new unsecured term loan facility to allow us to redeem all of the Senior Subordinated Notes.  The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013.

The senior credit facility includes a $25.0 million revolving credit facility, of which approximately $22.2 million remains available as of May 5, 2008 after reducing total availability by approximately $2.8 million for an outstanding letter of credit.  We intend to use any other proceeds from borrowings under the senior credit facility, from time to time, for working capital and general corporate purposes.  In the first quarter of 2007, the applicable margins with respect to the term loan under the senior credit facility were reduced to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Depending on our leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for base rate borrowing and 2.25% to 3.25% for Eurodollar borrowing. The revolving credit facility matures in 2010 and the term loan matures in 2012.

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

In April 2008, we entered into two interest rate swap agreements to fix the interest rate on a combined $150 million of our floating rate debt at a one month LIBOR rate of 3.19% through September 2010 for $6 million of our debt and through October 2010 for $144 million of our debt.  As noted above, the current applicable margin on our Eurodollar borrowings is 2.25% so the effective interest rate on the covered debt is expected to be at a fixed rate of 5.44%.

In May 2008, we entered into another interest rate swap agreement to fix the interest rate on an additional $100 million of our floating rate debt at a one month LIBOR rate of 3.15% through November 2010.  As noted above, the current applicable margin on our Eurodollar borrowings is 2.25%, so the effective interest rate on the covered debt is expected to be at a fixed rate of 5.40%.  The interest rate swaps will be accounted for as a cash flow hedge.

Our amended and restated Senior Credit Agreement, Senior Secured Notes Indenture and Unsecured Term Loan Agreement contain the financial covenants and current tests, respectively, summarized below:

Debt Instrument	Financial Covenant and Current Test
Senior credit facility

Consolidated total debt on last day of period/ consolidated EBITDA for most recent four fiscal quarters—less than 6.0 to 1.0 and

Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 1.75 to 1.0

Senior Secured Notes	Current fiscal quarter EBITDA/current fiscal quarter interest expense—greater than 2.25 to 1.0
Unsecured Term Loan	Consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters—greater than 2.25 to 1.0

At March 31, 2008, we were in compliance with the financial covenants and other maintenance tests of each of these debt instruments.    The interest coverage ratio incurrence test under each of the Senior Secured Notes Indenture and the Unsecured Term Loan is an incurrence based test (not a maintenance test), and we cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test.  Failure to meet the interest coverage ratio tests could result in restrictions on our ability to incur additional ratio indebtedness; however, we may borrow additional funds under other permitted indebtedness provisions of the Senior Secured Notes Indenture, including all amounts currently available under our revolving credit facility.

Our outstanding debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Termination of the AT&T Agreement

Upon termination of the agreement, which will occur on or prior to June 30, 2008, and for a period of three years following termination of the marketing alliance, unless a one-time payment is agreed to by the parties, we are required to continue to pay a recurring royalty to AT&T for active customers added during the term of the existing agreement.  We will, however, no longer be required to pay AT&T a commission for new contracts added in the nine-state region.  We expect out of pocket costs for the re-branding will approximate $1.0 million during 2008, of which less than $0.1 million was incurred during the three months ended March 31, 2008.  See “Summary of Other Significant Matters—Customer Creation and Marketing,” above for additional information related to the AT&T agreement.

Cash Flow

Operating Cash Flows for the Three Months Ended March 31, 2008.  Our operations provided cash of $12.4 million and $10.5 million for the first three months of 2008 and 2007, respectively.  We expect to continue to generate cash from operating activities in excess of the cash required for operations and interest payments.  Working capital was $0.4 million and $5.6 million as of March 31, 2008 and December 31, 2007, respectively.  The decrease in working capital at March 31, 2008 is primarily related to the use of available cash on hand in connection with the redemption of our Senior Subordinated Notes.

Investing Cash Flows for the Three Months Ended March 31, 2008.   We used a net $10.9 million and $8.3 million for our investing activities for the first three months of 2008 and 2007, respectively.  We invested a net $11.2 million in cash to install and acquire new accounts (including rental equipment) and $1.0 million to acquire fixed assets in the first three months of 2008.  In the first three months of 2008, we received $1.2 million from the reduction of restricted cash.  We invested a net $7.6 million in cash to install and acquire new accounts (including rental equipment) and invested $0.7 million to acquire fixed assets in the first three months of 2007.

Financing Cash Flows for the Three Months Ended March 31, 2008.   Financing activities used a net $9.0 million and $0.9 million in the first three months of 2008 and 2007, respectively.  In the first three months of 2008, we paid $117.5 million for the redemption of our Senior Subordinated Notes and the repayment of borrowings under our senior credit facility and capital leases and $1.9 million for debt issuance costs, and we received $110.3 million of proceeds from borrowings.  In the first three months of 2007, we paid $0.2 million for debt issuance costs and paid $0.7 million for the reduction of long term debt.

Capital Expenditures

Assuming we have available funds, net capital expenditures for 2008 (inclusive of amounts spent through March 31, 2008) and 2009 are expected to be approximately $57.0 million and $61.4 million, respectively, of which approximately $10.1 million and $8.9 million, respectively, are expected to be used for fixed asset purchases, with the balance to be used for net customer acquisition costs and non-monitored leased equipment.  These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Material Commitments

Our contractual cash obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.  There were no significant changes in these commitments from that reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  We have future, material, long-term commitments, which, as of March 31, 2008, included $294.0 million related to the senior credit facility, $110.3 million related to the Unsecured Term Loan and $115.3 million related to the Senior Secured Notes.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions or commitments as of or for the three months ended March 31, 2008, other than as disclosed in this report.

Credit Ratings

Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  As of May 5, 2008, our senior credit facility and our Senior Secured Notes were rated as follows (our Unsecured Term Loan is not rated):

	Senior	12.0% Senior
	Credit	Secured Notes
	Facility	Due 2011	Outlook
S & P	BB	B+	Negative
Moody’s	Ba2	B3	Stable

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to downgrades, which make debt financing more costly and more difficult to obtain.

Tax Matters

We generally do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our senior credit facility is a variable rate debt instrument, and as of May 5, 2008, we had borrowings of $294.0 million outstanding.  In addition, our Unsecured Term Loan is a variable rate debt instrument with borrowings of $110.3 million outstanding as of May 5, 2008.  Interest rate caps purchased in the second quarter of 2005 cap LIBOR (i) for three years ending May 23, 2008 at 5.0% on a $75 million tranche of borrowings and (ii) for five years ending May 24, 2010 at 6% on a separate $75 million tranche.  Our interest rate cap covering LIBOR increases over 5% expires in the second quarter of 2008 and therefore we have disregarded it in our calculation of interest rate sensitivity.  In April 2008, we entered into two interest rate swap agreements to fix the interest rate on a combined $150 million of our variable rate debt at a one month LIBOR rate of 3.19% through September 2010 for $6 million of our debt and through October 2010 for $144 million of our debt.  The effective interest rate on the covered debt is expected to be at a fixed rate of 5.44%.  In May 2008, we entered into another interest rate swap agreement to fix the interest rate on an additional $100 million of our floating rate debt at a one month LIBOR rate of 3.15% through November 2010.  The effective interest rate on the covered debt is expected to be at a fixed rate of 5.40%.

At LIBOR rates of 5% or less, a 100 basis point change in the respective debt benchmark rate would affect pretax income by approximately $1.5 million.  The table below reflects the impact of a 100 basis point change in LIBOR when LIBOR is between 5% and 7%:

	Increase in pretax income	Decrease in pretax
	due to 100bp decrease in	income due to 100bp
LIBOR	interest rates	increase in interest rates
	(dollars in millions)
Below 5.0%	$1.5	$(1.5)
5.5%	$1.5	$(1.2)
6.0%	$1.5	$(0.8)
6.5%	$1.2	$(0.8)
7.0%	$0.8	$(0.8)

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of March 31, 2008, the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, concluded that its disclosure controls and procedures are effective (a) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the first fiscal quarter of 2008.

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

10.1

Credit Agreement, dated as of March 14, 2008, by and among Protection One, Inc., Protection One Alarm Monitoring, Inc., the lenders party thereto, Lehman Brothers Inc. as syndication agent and Bear Stearns Corporate Lending Inc. as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 19, 2008).

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

Date:	May 12, 2008	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President,
Chief Financial Officer and duly authorized
officer