Form 10-Q
period 2008-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2008-08-11
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

As of August 5, 2008, Protection One, Inc. had outstanding 25,306,913 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which were owned by Protection One, Inc.

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

PROTECTION ONE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$40,696	$40,999
Accounts receivable (net of allowance of $5,552 at June 30, 2008 and $5,860 at December 31, 2007)	35,528	37,611
Notes receivable	2,020	2,600
Inventories, net	4,617	4,551
Prepaid expenses	3,540	4,277
Other	4,002	5,627
Total current assets	90,403	95,665
Restricted cash	1,292	2,779
Property and equipment, net	33,983	33,770
Customer accounts (net of accumulated amortization of $179,147 at June 30, 2008 and $155,457 at December 31, 2007)	258,819	282,396
Dealer relationships (net of accumulated amortization of $7,725 at June 30, 2008 and $5,551 at December 31, 2007)	39,391	41,565
Other intangibles (net of accumulated amortization of $3,360 at June 30, 2008 and $1,901 at December 31, 2007)	640	2,099
Goodwill	41,604	41,604
Trade name	28,612	28,612
Notes receivable, net of current portion	2,496	3,267
Deferred customer acquisition costs	144,310	130,881
Other	12,273	10,079
Total Assets	$653,823	$672,717

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$5,442	$5,179
Accounts payable	2,778	4,049
Accrued liabilities	31,769	33,541
Deferred revenue	46,757	47,341
Total current liabilities	86,746	90,110
Long-term debt and capital leases, net of current portion	527,053	521,180
Deferred customer acquisition revenue	88,397	79,742
Deferred tax liability	1,240	1,293
Other liabilities	2,235	2,909
Total Liabilities	705,671	695,234
Commitments and contingencies (see Note 10)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 25,306,913 shares issued and outstanding at June 30, 2008 and at December 31, 2007	253	253
Additional paid-in capital	180,065	179,352
Accumulated other comprehensive gain (loss)	1,594	(530)
Deficit	(233,760)	(201,592)
Total stockholders’ equity (deficiency in assets)	(51,848)	(22,517)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$653,823	$672,717

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Revenue:
Monitoring and related services	$165,829	$145,782
Installation and other	18,149	16,023
Total revenue	183,978	161,805

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	55,818	44,994
Installation and other	22,972	19,042
Total cost of revenue (exclusive of amortization and depreciation shown below)	78,790	64,036

Operating expenses:
Selling	27,486	22,519
General and administrative	39,109	37,508
Merger related severance	—	2,418
Amortization and depreciation	33,634	26,558
Total operating expenses	100,229	89,003
Operating income	4,959	8,766
Other expense (income):
Interest expense	24,658	23,148
Interest income	(578)	(1,466)
Loss on retirement of debt	12,788	—
Other	(45)	(45)
Total other expense	36,823	21,637
Loss before income taxes	(31,864)	(12,871)
Income tax expense	304	490
Net loss	(32,168)	(13,361)

Other comprehensive income, net of tax:
Unrealized gain on cash flow hedging instruments	2,124	8
Comprehensive loss	$(30,044)	$(13,353)

Basic and diluted per share information:
Net loss per common share	$(1.27)	$(0.62)

Weighted average common shares outstanding (in thousands)	25,307	21,715

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenue:
Monitoring and related services	$83,003	$83,689
Installation and other	9,398	9,432
Total revenue	92,401	93,121

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	27,388	26,213
Installation and other	11,762	10,197
Total cost of revenue (exclusive of amortization and depreciation shown below)	39,150	36,410

Operating expenses:
Selling	14,056	11,402
General and administrative	19,844	21,460
Merger related severance	—	2,418
Amortization and depreciation	16,601	17,037
Total operating expenses	50,501	52,317
Operating income	2,750	4,394
Other expense (income):
Interest expense	12,096	13,251
Interest income	(259)	(1,096)
Other	(23)	(22)
Total other expense	11,814	12,133
Loss before income taxes	(9,064)	(7,739)
Income tax expense	26	327
Net loss	(9,090)	(8,066)

Other comprehensive income, net of tax:
Unrealized gain on cash flow hedging instruments	2,057	170
Comprehensive loss	$(7,033)	$(7,896)

Basic and diluted per share information:
Net loss per common share	$(0.36)	$(0.32)

Weighted average common shares outstanding (in thousands)	25,307	25,076

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(32,168)	$(13,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(34)	(83)
Loss on retirement of debt	12,788	—
Amortization and depreciation	33,634	26,558
Amortization of debt costs, discounts and premium	1,607	3,386
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	14,300	11,244
Stock based compensation expense	714	743
Deferred income taxes	(52)	155
Provision for doubtful accounts	1,825	1,647
Other	(45)	(45)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	257	(2,577)
Notes receivable	1,351	(126)
Other assets	2,669	1,561
Accounts payable	(1,271)	(1,740)
Deferred revenue	(650)	4,005
Accrued interest	419	(4,029)
Other liabilities	(2,754)	(3,803)
Net cash provided by operating activities	32,590	23,535

Cash flows from investing activities:
Deferred customer acquisition costs	(33,686)	(28,976)
Deferred customer acquisition revenue	14,983	14,573
Purchase of rental equipment	(2,719)	(1,869)
Purchase of property and equipment	(2,446)	(1,886)
Purchases of new accounts	(113)	(556)
Reduction of restricted cash	1,513	—
Proceeds from disposition of assets and other	55	444
Net cash acquired in Merger with IASG	—	3,142
Net cash used in investing activities	(22,413)	(15,128)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(118,800)	(2,115)
Proceeds from borrowings	110,340	—
Debt issue costs	(2,020)	(1,662)
Stock issue costs	—	(132)
Net cash used in financing activities	(10,480)	(3,909)
Net (decrease) increase in cash and cash equivalents	(303)	4,498
Cash and cash equivalents:
Beginning of period	40,999	24,600
End of period	$40,696	$29,098

Cash paid for interest	$22,623	$23,929

Cash paid for income taxes	$464	$222

Non-cash investing and financing activity:
Vehicle additions under capital lease	$1,380	$1,117

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

The Company acquired all of the outstanding common stock of Integrated Alarm Services Group, Inc. (“IASG”) on April 2, 2007 (the “Merger”).  Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held.  Cash was paid in lieu of fractional shares.  IASG financial results subsequent to April 2, 2007 are consolidated with Protection One, Inc. financial results.  See Note 7, “IASG Acquisition,” for additional discussion of the Merger and a pro forma presentation of financial results of the combined entity.

On March 14, 2008, Protection One Alarm Monitoring, Inc. (“POAMI”) borrowed $110.3 million under a new unsecured term loan facility (the “Unsecured Term Loan”) to allow it to redeem all of the 8.125% Senior Subordinated Notes due 2009 (the “Senior Subordinated Notes”).  Using the proceeds from the Unsecured Term Loan and available cash on hand, POAMI deposited with the trustee an amount sufficient to redeem all of the Senior Subordinated Notes.  Accordingly, POAMI’s and the guarantors’ obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned over 70% of the Company’s common stock as of June 30, 2008, and one of the Company’s former directors is affiliated with Arlon Group.

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

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the six and three months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

For the six months ended June 30, 2008 and 2007, the Company had stock options that represented 0.5 million and 0.9 million  dilutive potential common shares, respectively.  For the three months ended June 30, 2008 and 2007, the Company had stock options that represented 0.4 million and 0.9 million dilutive potential common shares, respectively.  These securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for each of the periods presented.

2.     Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (dollars in thousands):

	June 30, 2008	December 31, 2007
Furniture, fixtures and equipment	$6,698	$6,294
Data processing and telecommunication	35,932	34,126
Leasehold improvements	6,744	6,447
Vehicles	6,733	6,832
Vehicles under capital leases	9,142	7,798
Buildings and other	6,314	6,314
Rental equipment	10,708	7,989
	82,271	75,800
Less accumulated depreciation	(48,288)	(42,030)
Property and equipment, net	$33,983	$33,770

Depreciation expense was $6.3 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively.  Depreciation expense was $3.0 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively.  The amount of fixed asset additions included in accounts payable was $0.1 million and $0.2 million at June 30, 2008 and 2007, respectively.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term.  Accumulated depreciation of $1.7 million and $1.1 million was recorded on these assets as of June 30, 2008 and December 31, 2007, respectively.  The following is a schedule, by year, of minimum future rental revenue on non-cancelable operating leases as of June 30, 2008 and does not include payments received at the inception of the lease which are deferred and amortized to income over the lease term (dollars in thousands):

Remainder of 2008	$702
2009	1,404
2010	1,386
2011	991
2012	502
2013	51
Total minimum future rental revenue	$5,036

3.    Intangible Assets:

A roll-forward of the Company’s amortizable intangible assets for the six months ended June 30, 2008 is presented by segment and in total in the following table (dollars in thousands):

	Retail	Wholesale	Multifamily	Total Company
Customer Accounts
Net customer accounts at January 1, 2008	$252,778	$—	$29,618	$282,396
Purchase of customer accounts	113	—	—	113
2008 amortization expense	(20,855)	—	(2,835)	(23,690)
Net customer accounts at June 30, 2008	$232,036	$—	$26,783	$258,819

Dealer Relationships
Net dealer relationships at January 1, 2008	$—	$41,565	$—	$41,565
2008 amortization expense	—	(2,174)	—	(2,174)
Net dealer relationships at June 30, 2008	$—	$39,391	$—	$39,391

Other Intangibles
Total other intangibles at January 1, 2008	$768	$1,331	$—	$2,099
2008 amortization expense	(668)	(791)	—	(1,459)
Net other intangibles at June 30, 2008	$100	$540	$—	$640

Amortization expense was $27.3 million and $21.7 million for the six months ended June 30, 2008 and 2007, respectively.  Amortization expense was $13.6 million and $14.3 million for the three months ended June 30, 2008 and 2007, respectively.  The table below reflects the estimated aggregate amortization expense for the remainder of 2008 and each of the four succeeding fiscal years on the existing base of amortizable intangible assets as of June 30, 2008 (dollars in thousands):

	2008	2009	2010	2011	2012
Estimated amortization expense	$26,217	$47,870	$44,615	$43,566	$43,286

There was no change in the carrying value of goodwill or trade names for the six months ended June 30, 2008.  In the six months ended June 30, 2007, goodwill additions of $23.1 million and trade name additions of $5.0 million were recorded in connection with the Merger.

4.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollars in thousands):

	June 30,	December 31,
	2008	2007
Accrued interest	$7,293	$6,874
Accrued vacation pay	5,031	4,528
Accrued salaries, bonuses and employee benefits	8,446	9,560
Other accrued liabilities	10,999	12,579
Total accrued liabilities	$31,769	$33,541

5.     Debt and Capital Leases:

Long-term debt and capital leases are as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Senior credit facility, maturing March 31, 2012, variable 4.74%	$293,250	$294,750
Senior Secured Notes, maturing November 15, 2011, fixed 12.00%, face value	115,345	115,345
Unamortized premium on Senior Secured Notes	7,738	8,783
Unsecured Term Loan, maturing March 14, 2013, variable 16.5%	110,340	—
Senior Subordinated Notes, maturing January 2009, fixed 8.125%, face value	—	110,340
Unamortized discount on Senior Subordinated Notes	—	(8,458)
Capital leases	5,822	5,599
	532,495	526,359
Less current portion (including $2,442 and $2,179 in capital leases as of June 30, 2008 and December 31, 2007, respectively)	(5,442)	(5,179)
Total long-term debt and capital leases	$527,053	$521,180

Senior Credit Facility

On April 26, 2006, the Company entered into an amended and restated senior credit agreement (“Senior Credit Agreement”) increasing the outstanding term loan borrowings by $66.8 million to $300.0 million.  The applicable margins with respect to the amended term loan were reduced by 0.50% to 1.50% for base rate borrowing and 2.50% for Eurodollar borrowing.  In the first quarter of 2007, the Company entered into the first amendment to the Senior Credit Agreement that further reduced the applicable margins by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for base rate borrowing and 2.25% to 3.25% for Eurodollar borrowing.  The senior credit facility is secured by substantially all assets of the Company, requires quarterly principal payments of $0.75 million and requires potential annual prepayments based on a calculation of “Excess Cash Flow” as defined in the Senior Credit Agreement, commencing with the year ending December 31, 2008 and due in the first quarter of the subsequent year.  The incremental proceeds from the term loan, together with approximately $10 million of excess cash, were used to make an aggregate special cash distribution in May 2006 of approximately $75 million, including a dividend to holders of the Company’s common stock and to make related payments to members of management of the Company who held options for the Company’s common stock.  The senior credit facility includes a $25.0 million revolving credit facility, of which $22.2 million remains available as of August 5, 2008 after reducing total availability by $2.8 million for an outstanding letter of credit.  The revolving credit facility matures April 18, 2010 and the term loan matures March 31, 2012.  The weighted average annual interest rate before fees on the senior credit facility was 4.74% and 7.21% at June 30, 2008 and December 31, 2007, respectively.

Senior Secured Notes

On April 2, 2007, POAMI completed the exchange offer (the “Exchange Offer”) for up to $125 million aggregate principal amount of the IASG 12% Senior Secured Notes due 2011 (the “IASG Notes”).  Pursuant to the terms of the Exchange Offer, validly tendered IASG Notes were exchanged for newly issued 12% Senior Secured Notes of POAMI due 2011 (the “Senior Secured Notes”).  Of the $125 million aggregate principal amount of IASG Notes outstanding, $115.3 million were tendered for exchange.   The estimated fair value of the Senior Secured Notes was determined based on an effective interest rate of 9.5%, which was deemed to be reasonable based on the Company’s review of materials regarding potential debt offering alternatives, which resulted in a premium of $10.3 million on the date of exchange.

The Senior Secured Notes, which rank equally with POAMI’s existing and future senior secured indebtedness, including any indebtedness incurred under the senior credit facility, are jointly and severally guaranteed by Protection One, Inc. and its subsidiaries and secured by second priority liens granted to the trustee for the benefit of the holders of the Senior Secured Notes on substantially all of the Company’s tangible and intangible property.

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

The indenture governing the Senior Secured Notes contains covenants that restrict POAMI’s ability and the ability of the guarantors (subject to certain exceptions) to, among other things:  borrow additional money; pay dividends on or redeem capital stock, or make other restricted payments or investments; sell assets; merge or consolidate with any other person; effect a consolidation or merger; or enter into affiliated transactions.

Unsecured Term Loan

On March 14, 2008, POAMI borrowed $110.3 million under a new unsecured term loan facility to allow it to redeem all of the Senior Subordinated Notes.  The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013.  Interest is payable semi-annually in arrears on March 14 and September 14 of each year, with the first interest payment due on September 14, 2008.  The annual interest rate before fees was 16.5% at June 30, 2008.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned over 70% of the Company’s common stock as of June 30, 2008, and one of the Company’s former directors is affiliated with Arlon Group.  The Company recorded $2.3 million and $1.9 million of related party interest expense for the six and three months ended June 30, 2008, respectively.

Senior Subordinated Notes

Using the proceeds from the Unsecured Term Loan and available cash on hand, the Company deposited with the trustee an amount sufficient to redeem all of the Senior Subordinated Notes.  Accordingly, the Company’s obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008.  A loss of $12.8 million was recorded in connection with the retirement of the Senior Subordinated Notes during the first quarter of 2008.  The loss is primarily comprised of the write-off of $7.0 million in unamortized discount and $5.8 million in make-whole payments and termination fees.

Capital Leases

The Company acquires vehicles under a 4-year capital lease agreement.  Accumulated depreciation on these assets as of June 30, 2008 and December 31, 2007 was $2.9 million and $1.8 million, respectively.  The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of June 30, 2008 (dollars in thousands):

Remainder of 2008	$1,777
2009	2,554
2010	1,745
2011	722
2012	35
Total minimum lease payments	6,833
Less: Estimated executory costs	(480)
Net minimum lease payments	6,353
Less: Amount representing interest	(531)
Present value of net minimum lease payments (a)	$5,822

(a)  Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $2,442 and $3,380, respectively.

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

At June 30, 2008, the Company was in compliance with the financial covenants and other maintenance tests of each of these debt instruments.  The interest coverage ratio incurrence test under each of the Senior Secured Notes Indenture and the Unsecured Term Loan is an incurrence based test (not a maintenance test), and the Company cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test.  Failure to meet the interest coverage ratio tests could result in restrictions on the Company’s ability to incur additional ratio indebtedness; however, the Company may borrow additional funds under other permitted indebtedness provisions of the debt instruments, including all amounts currently available under the revolving credit facility.  These debt instruments also restrict the Company’s ability to pay dividends to stockholders, but do not otherwise restrict the Company’s ability to fund cash obligations.

6.  Derivatives:

In May 2005, as required by the Company’s then existing credit agreement, the Company entered into two separate interest rate cap agreements for a one-time aggregate cost of $0.9 million.  The Company’s objective was to protect against increases in interest expense caused by fluctuation in the LIBOR interest rate.  One of the interest rate caps expired in May 2008.  The other interest rate cap provides protection on $75 million of the Company’s long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%.

In the second quarter of 2008, in connection with the interest rate swaps entered into and described below, the interest rate caps were de-designated as hedges.  The fair market value of the unexpired cap agreement was $0.05 million at June 30, 2008 and the fair market value of both cap agreements was $0.04 million at December 31, 2007.  These values are reflected in other assets.  Prior to de-designation, changes resulting from fair market value adjustments were reflected in accumulated other comprehensive gain (loss) in the condensed consolidated balance sheet and as a component of unrealized other comprehensive income in the condensed consolidated statement of operations and comprehensive loss.  Subsequent to de-designation, the interest rate cap is considered an economic derivative and changes in fair value will be recorded in earnings.

In April 2008, the Company entered into two interest rate swap agreements to fix the interest rate at a one month LIBOR rate of 3.19% on $6 million and $144 million of its floating rate debt under the senior credit facility through September 2010 and October 2010, respectively.  With the current applicable margin on the Company’s Eurodollar borrowings under its senior credit facility at 2.25%, the effective interest rate on the covered debt is expected to be at a fixed rate of 5.44%.  The interest rate swaps are accounted for as cash flow hedges.

In May 2008, the Company entered into another interest rate swap agreement to fix the interest rate on an additional $100 million of its floating rate debt under the senior credit facility at a one month LIBOR rate of 3.15% through November 2010.  With the current applicable margin on the Company’s Eurodollar borrowings under its senior credit facility at 2.25%, the effective interest rate on the covered debt is expected to be at a fixed rate of 5.40%.  The interest rate swap is accounted for as a cash flow hedge.

The fair value of the interest rate swaps and the interest rate cap are reflected in other assets.  The table below is a summary of the Company’s derivative positions as of June 30, 2008 (dollars in thousands):

Derivative Type	Notional	Fair Value

Interest Rate Swaps	$250,000	$1,974
Interest Rate Cap	75,000	51
Total	$325,000	$2,025

All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (the amount by which the changes in fair value of the derivative exceeds the variability in cash flows of the forecasted transaction) is recorded in current-period earnings as other income or expense. Changes in the fair value of economic derivatives are reported in current-period earnings as interest expense.  There was no ineffectiveness recorded in other income or expense for any of the periods presented.  Below is a summary of the amounts charged to earnings and other comprehensive income (“OCI”) for the periods indicated (dollars in thousands):

	Net gain (loss) in earnings		OCI gain
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Rate Swaps	$(209)	$—	$1,974	$—
Interest Rate Cap	(139)	25	150	8
Total	$(348)	$25	$2,124	$8

	Net gain (loss) in earnings		OCI gain
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Interest Rate Swaps	$(209)	$—	$1,974	$—
Interest Rate Cap	(37)	16	83	170
Total	$(246)	$16	$2,057	$170

The Company estimates $0.2 million of the net unrealized gain existing at June 30, 2008 will be reclassified to earnings within the next twelve months.

The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions (e.g., interest payments). The Company also regularly assesses whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods.  The Company uses the dollar offset method to perform the analysis.  The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; (2) the derivative expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired.

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value.  Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 also establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – directly or indirectly observable inputs other than quoted prices; and

Level 3 – unobservable inputs.

The following table presents, for each SFAS 157 hierarchy level, the Company’s assets and liabilities that are measured at fair value on a recurring basis on the condensed consolidating balance sheet at June 30, 2008 (in thousands):

	Fair Value Measurements
	At June 30, 2008
	Level 1	Level 2	Level 3	Total
Derivatives	$—	$2,025	$—	$2,025

These instruments are valued using observable benchmark rates at commonly quoted intervals for the life of the instruments.

7.  IASG Acquisition:

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

The Merger was accounted for using the purchase method of accounting under Financial Accounting Standards Board Statement No. 141 (“FAS 141”), “Business Combinations.”  Under the purchase method of accounting, Protection One is considered the acquirer of IASG for accounting purposes and the total purchase price is allocated to the assets acquired and liabilities assumed from IASG based on their fair values as of April 2, 2007.  Under the purchase method of accounting, the net consideration was $96.7 million, comprised of Protection One common stock of $85.7 million, the assumption of IASG stock options that were converted into the Company’s stock options with a value of $2.9 million, and $8.1 million in transaction costs, including investment banker fees, consulting fees and other professional fees.

As of June 30, 2008 and December 31, 2007, the Company had $0.5 million and $0.7 million, respectively, recorded related to duplicate facilities acquired and closed in connection with the Merger.  During the six months ended June 30, 2008, the Company made payments of $0.2 million related to these facilities and incurred no additional expenses.  The Company also recorded a liability of $1.0 million related to one-time termination benefits in connection with the Merger as a part of the purchase price allocation.  These one-time termination benefits were paid during the year ended December 31, 2007.  Total cash payments related to severance and retention with future service requirements during the six months ended June 30, 2008 were $0.5 million.  No additional payments for severance and retention are expected to be made in the remainder of 2008.

Pro Forma Financial Information

The results of operations of IASG have been included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2008 and the three months ended June 30, 2007.  The 2007 pro forma financial information in the table below summarizes the combined results of operations of the Company and IASG, as though the companies had been combined as of the beginning of the period presented.  These results have been prepared by adjusting the historical results of the Company to include the historical results of IASG and the impact of the purchase price allocation discussed above.

The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that will be achieved by the combined company in the future (dollar amounts in thousands, except per share amounts).

Six Months Ended June 30, 2007
Pro forma:
Revenue	$185,112
Net loss	$(15,481)
Basic and diluted earnings per share	$(0.61)

8.  Share-Based Employee Compensation:

The Company accounts for stock options as prescribed by the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Share-based compensation related to stock options granted to employees of $0.7 million and $0.3 million was recorded in general and administrative expense for the six and three months ended June 30, 2008, respectively.   Share-based compensation related to stock options granted to employees of $0.7 million and $0.4 million was recorded in general and administrative expense for the six and three months ended June 30, 2007, respectively.  No tax benefit was recorded because the Company does not have taxable income and is currently fully reserving its federal deferred tax assets.  There were no amounts capitalized relating to share-based employee compensation in the six or three months ended June 30, 2008 or 2007.  The Company granted a total of 31,900 restricted share units to independent directors on June 4, 2008.  Twenty-five percent of the restricted share units vest on the first, second, third and fourth anniversaries of the date of grant.  There were no stock options granted in the first six months of 2008 and no stock options or restricted share units granted in the first six months of 2007.

9.  Related Party Transactions:

Unsecured Term Loan Agreement

The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  See Note 5, “Debt and Capital Leases—Unsecured Term Loan,” for additional information regarding related party transactions under the Unsecured Term Loan Agreement.

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

The Company paid the Advisors aggregate management fees of $2.7 million and $2.3 million in the six and three months ended June 30, 2007, respectively, pursuant to the terms of the management agreements.  For the three months ended June 30, 2007, the amounts included $0.4 million for the second quarterly installment of the 2007 annual fees and $1.9 million for services rendered in connection with the Merger, or 1% of the aggregate value of the Merger.  The $1.9 million fee was capitalized as a direct cost of the Merger.

10.  Commitments and Contingencies:

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

The Company has notified its liability insurance carriers of the claim and has answered the remaining counts.  Discovery has commenced in the matter.  The depositions of all appearing parties and various third-parties have occurred.  Expert discovery began in July 2008.  Plaintiffs have sought to extend the trial date to March 2009.

The Company does not believe that it breached its contractual obligations or otherwise violated its duties in connection with this matter.

Few Litigation

On June 26, 2006, Thomas J. Few, Sr., the former president of IASG, initiated litigation against IASG, seeking a monetary award for amounts allegedly due to him under an employment agreement.  The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division.  (Thomas J. Few, Sr. v. Integrated Alarm Service Group, Inc., Superior Court of the State of New Jersey, Bergen County Division, Docket No. BER-L-4573-06.)  Mr. Few alleged that he was owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the alleged breach of the employment agreement.  IASG denies various allegations in the complaint and has asserted various affirmative defenses and counterclaims against Mr. Few, including breach of the terms of his employment agreement, violation of various restrictive covenants and breach of fiduciary duty.

Discovery proceedings commenced as ordered by the Bergen County Law Division.  Mr. Few died on July 18, 2007, and on October 3, 2007, his estate was formally substituted as the Plaintiff in the proceeding.

IASG filed a Motion for Sanctions Against Plaintiff for Spoliation of Evidence (the “Motion”) on February 21, 2008.  At a hearing on IASG’s Motion on April 9, 2008, the Court found, among other things, that Thomas Few, Sr. had intentionally spoliated evidence and sanctioned Plaintiff by issuing an adverse inference jury instruction concerning the destruction of evidence and ordered Plaintiff to pay IASG’s counsel fees incurred in connection with the Motion.  Discovery will continue as directed by the Court.

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

As to the remaining claims, the Company has filed an answer including various affirmative defenses.  In addition, the Company has asserted a contractual counterclaim against By the Carat, Inc. (for indemnification as to the claims made by John P. Humbert, Jr. and his wife), contractual cross claims against co-defendant Knightwatch Security Systems, Inc. (for indemnification as to the claims made by all plaintiffs), and a third-party complaint against the perpetrators (which will allow for apportionment of fault under New Jersey statutory law).  The parties are presently engaged in written and expert discovery.  Subject to further extension, the end date for written, expert and deposition discovery is December 15, 2008.

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

Funding Commitment

As part of the Merger, the Company assumed obligations to provide open lines of credit to dealers, subject to the terms of the agreements with the dealers.  At June 30, 2008 and December 31, 2007, the amount available to dealers under these lines of credit was $0.8 million and $0.5 million, respectively.

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

Termination of the AT&T Agreement

Until June 30, 2008, the Company was a partner in a marketing alliance with AT&T (through AT&T’s acquisition of BellSouth) through which the Company offered, through its Retail segment, monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in a nine-state region of the southeastern United States.  Upon termination of the agreement on June 30, 2008, the Company agreed to make a one-time payment of $2.3 million in satisfaction of the

Company’s recurring royalty obligations under the AT&T agreement.  In addition, AT&T agreed to reimburse the Company $1.0 million for rebranding costs.  In July 2008, the Company made the $2.3 million payment to AT&T, net of the $1.0 million rebranding reimbursement.  The $2.3 million prepayment of  royalty fees is an alternative payment arrangement to the original AT&T agreement, which called for paying a recurring royalty fee for thirty-six months after the termination of the agreement.  As such, the prepayment will be amortized as a cost of monitoring and related services revenue over a three year period.  The $1.0 million rebranding reimbursement will be recorded in the current year as an offset to the Company’s total rebranding costs, which are expected to approximate $1.8 million. The Company incurred $0.2 million and $0.1 million of rebranding costs in the six and three months ended June 30, 2008, respectively.

11.   Segment Reporting:

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

Reportable segments (dollars in thousands):

	Six Months Ended June 30, 2008
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$144,742	$23,649	$15,587	$—	$183,978
Adjusted EBITDA(2)	43,320	3,941	6,657	—	53,918
Amortization and depreciation expense	26,577	3,988	3,069	—	33,634
Amortization of deferred costs in excess of amortization of deferred revenue	13,324	—	976	—	14,300
Segment assets	537,990	75,862	52,105	(12,134)	653,823
Property additions, exclusive of rental equipment	3,120	588	118	—	3,826
Investment in new accounts and rental equipment, net	19,839	—	1,696	—	21,535

	Six Months Ended June 30, 2007
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$131,309	$14,037	$16,459	$—	$161,805
Adjusted EBITDA(2)	38,634	3,607	7,488	—	49,729
Amortization and depreciation expense	21,391	2,000	3,167	—	26,558
Amortization of deferred costs in excess of amortization of deferred revenue	10,502	—	742	—	11,244
Segment assets	550,718	95,353	59,140	(26,865)	678,346
Property additions, exclusive of rental equipment	2,528	228	247	—	3,003
Investment in new accounts and rental equipment, net	15,372	—	1,456	—	16,828

	Three Months Ended June 30, 2008
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$72,871	$11,813	$7,717	$—	$92,401
Adjusted EBITDA(2)	22,230	1,735	3,202	—	27,167
Amortization and depreciation expense	13,081	1,985	1,535	—	16,601
Amortization of deferred costs in excess of amortization of deferred revenue	6,771	—	458	—	7,229
Property additions, exclusive of rental equipment	2,121	306	84	—	2,511
Investment in new accounts and rental equipment, net	9,576	—	661	—	10,237

	Three Months Ended June 30, 2007
	Retail	Wholesale	Multifamily	Adjustments (1)	Consolidated
Revenue	$73,738	$11,090	$8,293	$—	$93,121
Adjusted EBITDA(2)	23,302	2,607	3,610	—	29,519
Amortization and depreciation expense	13,626	1,823	1,588	—	17,037
Amortization of deferred costs in excess of amortization of deferred revenue	4,773	—	425	—	5,198
Property additions, exclusive of rental equipment	1,561	228	4	—	1,793
Investment in new accounts and rental equipment, net	8,379	—	816	—	9,195

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

Reconciliation of loss before income taxes to Adjusted EBITDA (dollars in thousands):

	Consolidated
	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Loss before income taxes	$(31,864)	$(12,871)	$(9,064)	$(7,739)
Plus:
Interest expense, net	24,080	21,682	11,837	12,155
Amortization and depreciation expense	33,634	26,558	16,601	17,037
Amortization of deferred costs in excess of amortization of deferred revenue	14,300	11,244	7,229	5,198
Stock based compensation expense	714	743	348	472
Merger-related and other costs	311	2,418	239	2,418
Loss on retirement of debt	12,788	—	—	—
Less:
Other income	(45)	(45)	(23)	(22)
Adjusted EBITDA	$53,918	$49,729	$27,167	$29,519

12.   Income Taxes:

The Company recorded income tax expense of $0.3 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively, and $0.03 million and $0.3 million, for the three months ended June 30, 2008 and 2007, respectively, related to state income taxes.

Management believes the Company’s net federal deferred tax assets, including those related to net operating losses, are not likely realizable and therefore its federal deferred tax assets are fully reserved.  The Company has $0.2 million of state deferred tax assets recorded as of June 30, 2008, which relate to benefits expected to be received for business loss carry-forwards.  In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment.  The Company also has a state deferred tax liability of $1.2 million and $1.3 million as of June 30, 2008 and December 31, 2007, respectively, related to states that tax on a separate company basis.

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

The Company is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions.  For periods prior to February 17, 2004, the Company’s federal income tax return was included as part of a consolidated income tax return of its then parent company, Westar Energy, Inc.  The Company’s federal income tax returns for the periods after February 17, 2004 remain open to examination by the Internal Revenue Service (“IRS”). The IRS completed their examination of the Company’s 2006 federal income tax return with no proposed changes to the originally reported taxable loss.

13.   New Accounting Standards:

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits an entity on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings.  The Company has chosen not to account for any financial instruments or warranty and insurance contracts at fair value under SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No.157 to FASB Statement No.13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP FAS 157-1”).  FSP FAS 157-1 excludes FASB Statement No.13 as well as other accounting pronouncements that address fair value measurement on lease classification or measurement from the scope of SFAS 157.  During February 2008, the FASB also issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, (“FSP FAS 157-2”), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 and FSP FAS 157-1 did not have a material impact on the Company’s consolidated financial statements.  The Company does not anticipate that adoption of FSP FAS 157-2 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No.51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require non-controlling interests in a subsidiary to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS 160 also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued after January 1, 2009.   The Company is currently evaluating SFAS 161 however does not anticipate that adoption will have a material impact on its consolidated financial statements.

14.   Summarized Combined Financial Information of the Subsidiary Guarantors of Debt:

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

Condensed Consolidating Balance Sheet

June 30, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$39,921	$775	$—	$40,696
Accounts receivable, net	—	17,715	17,813	—	35,528
Notes receivable	—	—	2,020	—	2,020
Inventories, net	—	3,429	1,188	—	4,617
Prepaid expenses	—	3,164	376	—	3,540
Other	—	5,249	483	(1,730)	4,002
Total current assets	—	69,478	22,655	(1,730)	90,403
Restricted cash	—	1,275	17	—	1,292
Property and equipment, net	—	27,137	6,846	—	33,983
Customer accounts, net	—	127,068	131,751	—	258,819
Dealer relationships, net	—	—	39,391	—	39,391
Other intangibles, net	—	—	640	—	640
Goodwill	—	6,142	35,462	—	41,604
Trade name	—	22,987	5,625	—	28,612
Notes receivable, net of current portion	—	—	2,496	—	2,496
Deferred customer acquisition costs	—	133,981	10,329	—	144,310
Other		10,650	1,623	—	12,273
Notes receivable from associated companies	—	115,345	—	(115,345)	—
Accounts receivable (payable) from (to) associated companies	(74,064)	49,419	24,645	—	—
Investment in POAMI	22,956	—	—	(22,956)	—
Investment in subsidiary guarantors	—	136,209	—	(136,209)	—
Total assets	$(51,108)	$699,691	$281,480	$(276,240)	$653,823
Liabilities and Stockholders’ Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,385	$57	$—	$5,442
Accounts payable	—	2,478	300	—	2,778
Accrued liabilities	740	27,209	5,550	(1,730)	31,769
Deferred revenue	—	34,019	12,738	—	46,757
Total current liabilities	740	69,091	18,645	(1,730)	86,746
Long-term debt and capital leases, net of current portion	—	519,315	123,083	(115,345)	527,053
Deferred customer acquisition revenue	—	87,485	912	—	88,397
Deferred tax liability	—	—	1,240		1,240
Other liabilities	—	844	1,391	—	2,235
Total liabilities	740	676,735	145,271	(117,075)	705,671
Stockholders’ Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	180,065	1,511,014	278,293	(1,789,307)	180,065
Accumulated other comprehensive gain	1,594	1,594	—	(1,594)	1,594
Deficit	(233,760)	(1,489,654)	(142,085)	1,631,739	(233,760)
Total stockholders’ equity (deficiency in assets)	(51,848)	22,956	136,209	(159,165)	(51,848)
Total liabilities and stockholders’ equity (deficiency in assets)	$(51,108)	$699,691	$281,480	$(276,240)	$653,823

Condensed Consolidating Balance Sheet

December 31, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$40,607	$392	$—	$40,999
Accounts receivable, net	—	18,707	18,904	—	37,611
Notes receivable	—	—	2,600	—	2,600
Inventories, net	—	3,518	1,033	—	4,551
Prepaid expenses	—	3,739	538	—	4,277
Other	—	6,646	711	(1,730)	5,627
Total current assets	—	73,217	24,178	(1,730)	95,665
Restricted cash	—	1,928	851	—	2,779
Property and equipment, net	—	25,970	7,800	—	33,770
Customer accounts, net	—	138,267	144,129	—	282,396
Dealer relationships, net	—	—	41,565	—	41,565
Other intangibles, net	—	—	2,099	—	2,099
Goodwill	—	6,142	35,462	—	41,604
Trade name	—	22,987	5,625	—	28,612
Notes receivable, net of current portion	—	—	3,267	—	3,267
Deferred customer acquisition costs	—	121,243	9,638	—	130,881
Other	—	8,147	1,932	—	10,079
Notes receivable from associated companies	—	115,345	—	(115,345)	—
Accounts receivable (payable) from (to) associated companies	(73,714)	69,068	4,646	—	—
Investment in POAMI	52,287	—	—	(52,287)	—
Investment in subsidiary guarantors	—	135,071	—	(135,071)	—
Total assets	$(21,427)	$717,385	$281,192	$(304,433)	$672,717

Liabilities and Stockholders’ Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,122	$57	$—	$5,179
Accounts payable	—	3,606	443	—	4,049
Accrued liabilities	1,090	28,031	6,150	(1,730)	33,541
Deferred revenue	—	36,350	10,991	—	47,341
Total current liabilities	1,090	73,109	17,641	(1,730)	90,110
Long-term debt and capital leases, net of current portion	—	512,397	124,128	(115,345)	521,180
Deferred customer acquisition revenue	—	78,836	906	—	79,742
Deferred tax liability	—	—	1,293	—	1,293
Other liabilities	—	756	2,153	—	2,909
Total Liabilities	1,090	665,098	146,121	(117,075)	695,234

Stockholders’ Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	179,352	1,511,014	278,293	(1,789,307)	179,352
Accumulated other comprehensive loss	(530)	(530)	—	530	(530)
Deficit	(201,592)	(1,458,199)	(143,223)	1,601,422	(201,592)
Total stockholders’ equity (deficiency in assets)	(22,517)	52,287	135,071	(187,358)	(22,517)
Total liabilities and stockholders’ equity (deficiency in assets)	$(21,427)	$717,385	$281,192	$(304,433)	$672,717

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$104,652	$61,177	$—	$165,829
Installation and other	—	17,338	811	—	18,149
Total revenue	—	121,990	61,988	—	183,978
Cost of revenue:
Monitoring and related services	—	33,510	22,308	—	55,818
Installation and other	—	21,548	1,424	—	22,972
Total cost of revenue	—	55,058	23,732	—	78,790
Operating expenses:
Selling	—	25,216	2,270	—	27,486
General and administrative	2,642	32,974	3,493	—	39,109
Amortization and depreciation	—	16,014	17,620	—	33,634
Holding company allocation	(1,928)	1,739	189	—	—
Corporate overhead allocation	—	(7,511)	7,511	—	—
Total operating expenses	714	68,432	31,083	—	100,229
Operating (loss) income	(714)	(1,500)	7,173	—	4,959
Other expense (income):
Interest expense	—	25,696	5,883	(6,921)	24,658
Interest income	—	(7,498)	(1)	6,921	(578)
Loss on retirement of debt	—	12,788	—	—	12,788
Other	—	(45)	—	—	(45)
Equity loss (income) in subsidiary	31,454	(1,138)	—	(30,316)	—
Total other expense	31,454	29,803	5,882	(30,316)	36,823
(Loss) income before income taxes	(32,168)	(31,303)	1,291	30,316	(31,864)
Income tax expense	—	151	153	—	304
Net (loss) income	$(32,168)	$(31,454)	$1,138	$30,316	$(32,168)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$102,550	$43,232	$—	$145,782
Installation and other	—	14,377	1,646	—	16,023
Total revenue	—	116,927	44,878	—	161,805
Cost of revenue:
Monitoring and related services	—	30,984	14,010	—	44,994
Installation and other	—	16,825	2,217	—	19,042
Total cost of revenue	—	47,809	16,227	—	64,036
Operating expenses:
Selling	—	20,715	1,804	—	22,519
General and administrative	3,281	27,242	6,985	—	37,508
Merger related severance	—	—	2,418	—	2,418
Amortization and depreciation	2	15,445	11,111	—	26,558
Holding company allocation	(2,538)	2,030	508	—	—
Corporate overhead allocation	—	(2,308)	2,308	—	—
Total operating expenses	745	63,124	25,134	—	89,003
Operating (loss) income	(745)	5,994	3,517	—	8,766
Other expense (income):
Interest expense	—	23,489	3,347	(3,688)	23,148
Interest income	—	(4,400)	(754)	3,688	(1,466)
Other	—	(45)	—	—	(45)
Equity loss (income) in subsidiary	12,616	(572)	—	(12,044)	—
Total other expense	12,616	18,472	2,593	(12,044)	21,637
(Loss) Income before income taxes	(13,361)	(12,478)	924	12,044	(12,871)
Income tax expense	—	138	352	—	490
Net (loss) income	$(13,361)	$(12,616)	$572	$12,044	$(13,361)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$52,553	$30,450	$—	$83,003
Installation and other	—	9,133	265	—	9,398
Total revenue	—	61,686	30,715	—	92,401
Cost of revenue:
Monitoring and related services	—	17,157	10,231	—	27,388
Installation and other	—	11,180	582	—	11,762
Total cost of revenue	—	28,337	10,813	—	39,150
Operating expenses:
Selling	—	12,769	1,287	—	14,056
General and administrative	1,335	16,813	1,696	—	19,844
Amortization and depreciation	—	7,860	8,741	—	16,601
Holding company allocation	(988)	988	—	—	—
Corporate overhead allocation	—	(2,802)	2,802	—	—
Total operating expenses	347	35,628	14,526	—	50,501
Operating (loss) income	(347)	(2,279)	5,376	—	2,750
Other expense (income):
Interest expense	—	12,621	2,934	(3,459)	12,096
Interest income	—	(3,718)	—	3,459	(259)
Other	—	(23)	—	—	(23)
Equity loss (income) in subsidiary	8,743	(2,452)	—	(6,291)	—
Total other expense	8,743	6,428	2,934	(6,291)	11,814
(Loss) income before income taxes	(9,090)	(8,707)	2,442	6,291	(9,064)
Income tax expense (benefit)	—	36	(10)	—	26
Net (loss) income	$(9,090)	$(8,743)	$2,452	$6,291	$(9,090)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated

Revenues:
Monitoring and related services	$—	$51,497	$32,192	$—	$83,689
Installation and other	—	7,859	1,573	—	9,432
Total revenues	—	59,356	33,765	—	93,121
Cost of revenues:
Monitoring and related services	—	15,260	10,953	—	26,213
Installation and other	—	8,431	1,766	—	10,197
Total cost of revenues	—	23,691	12,719	—	36,410
Operating expenses:
Selling	—	10,130	1,272	—	11,402
General and administrative	1,641	13,934	5,885	—	21,460
Merger related severance	—	—	2,418		2,418
Amortization and depreciation	1	7,681	9,355	—	17,037
Holding company allocation	(1,170)	936	234	—	—
Corporate overhead allocation	—	(1,170)	1,170	—	—
Total operating expenses	472	31,511	20,334	—	52,317
Operating (loss) income	(472)	4,154	712	—	4,394
Other expense (income):
Interest expense	—	13,685	3,254	(3,688)	13,251
Interest income	—	(4,031)	(753)	3,688	(1,096)
Other	—	(22)	—	—	(22)
Equity loss in subsidiary	7,594	2,041	—	(9,635)	—
Total other expense	7,594	11,673	2,501	(9,635)	12,133
Loss before income taxes	(8,066)	(7,519)	(1,789)	9,635	(7,739)
Income tax expense	—	75	252	—	327
Net loss	$(8,066)	$(7,594)	$(2,041)	$9,635	$(8,066)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(351)	$11,074	$21,867	$—	$32,590
Cash flows from investing activities:
Deferred customer acquisition costs	—	(31,900)	(1,786)	—	(33,686)
Deferred customer acquisition revenue	—	14,893	90	—	14,983
Purchase of rental equipment	—	(2,719)	—	—	(2,719)
Purchase of property and equipment	—	(1,795)	(651)	—	(2,446)
Purchase of new accounts	—	(113)	—	—	(113)
Reduction of restricted cash	—	679	834	—	1,513
Proceeds from disposition of assets and other	—	43	12	—	55
Net cash used in investing activities	—	(20,912)	(1,501)	—	(22,413)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(118,800)	—	—	(118,800)
Proceeds from borrowings	—	110,340	—	—	110,340
Debt issue costs	—	(2,020)	—	—	(2,020)
To (from) related companies	351	19,632	(19,983)	—	—
Net cash provided by (used in) financing activities	351	9,152	(19,983)	—	(10,480)
Net (decrease) increase in cash and cash equivalents	—	(686)	383	—	(303)
Cash and cash equivalents:
Beginning of period	—	40,607	392	—	40,999
End of period	$—	$39,921	$775	$—	$40,696

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(37)	$16,973	$6,599	$—	$23,535
Cash flows from investing activities:
Deferred customer acquisition costs	—	(27,230)	(1,746)	—	(28,976)
Deferred customer acquisition revenue	—	14,441	132	—	14,573
Purchase of rental equipment	—	(1,869)	—	—	(1,869)
Purchase of property and equipment	—	(1,411)	(475)	—	(1,886)
Purchase of new accounts	—	—	(556)		(556)
Proceeds from disposition of assets	—	119	325	—	444
Net cash acquired in merger with IASG	(6,413)	(1,475)	11,030		3,142
Net cash (used in) provided by investing activities	(6,413)	(17,425)	8,710	—	(15,128)
Cash flows from financing activities:
Payments on long-term debt	—	(2,045)	(70)	—	(2,115)
Debt issue costs	—	(1,662)	—	—	(1,662)
Stock issue costs	(132)	—	—	—	(132)
To (from) related companies	6,582	1,457	(8,039)	—	—
Net cash provided by (used in) financing activities	6,450	(2,250)	(8,109)	—	(3,909)
Net (decrease) increase in cash and cash equivalents	—	(2,702)	7,200	—	4,498
Cash and cash equivalents:
Beginning of period	—	24,569	31	—	24,600
End of period	$—	$21,867	$7,231	$—	$29,098

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

Overview

For the first six months of 2008, we generated consolidated revenue of $184.0 million.  For the first six months of 2008, our Retail segment accounted for 78.7% of consolidated revenue, or $144.7 million, our Wholesale segment accounted for 12.8%, or $23.6 million, and our Multifamily segment accounted for 8.5% of consolidated revenue, or $15.6 million.   For the first six months of 2007, we generated consolidated revenue of $161.8 million of which our Retail segment accounted for 81.1%, or $131.3 million, our Wholesale segment accounted for 8.7%, or $14.0 million, and our Multifamily segment accounted for 10.2%, or $16.5 million.

For the three months ended June 30, 2008, we generated consolidated revenue of $92.4 million.  For the three months ended June 30, 2008, our Retail segment accounted for 78.9% of consolidated revenue, or $72.9 million, our Wholesale segment accounted for 12.8%, or $11.8 million, and our Multifamily segment accounted for 8.3% of consolidated revenue, or $7.7 million.   For the three months ended June 30, 2007, we generated consolidated revenue of $93.1 million of which our Retail segment accounted for 79.2%, or $73.7 million, our Wholesale segment accounted for 11.9%, or $11.1 million, and our Multifamily segment accounted for 8.9%, or $8.3 million.

Our monitoring and related services revenue for the six months ended June 30 and our composition of monitored sites at June 30 for the years presented were as follows:

	Percentage of Total
	2008		2007
Market	Monitoring and Related Services Revenue	Sites	Monitoring and Related Services Revenue	Sites
Retail	76.7%	32.4%	79.3%	35.4%
Wholesale	14.0	53.1	9.6	48.2
Multifamily	9.3	14.5	11.1	16.4
Total	100.0%	100.0%	100.0%	100.0%

Important Matters

Refinancing.  On March 14, 2008, we borrowed $110.3 million under a new unsecured term loan facility to allow us to redeem all of our Senior Subordinated Notes.  The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013.  Using the proceeds from the Unsecured Term Loan and available cash on hand, we deposited with the trustee an amount sufficient to redeem all of the Senior Subordinated Notes.  Accordingly, our obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned approximately 70% of our common stock as of June 30, 2008 and one of our former directors is affiliated with Arlon Group.

Financial Results.  We have consolidated the financial results of IASG beginning on April 2, 2007.  Pro forma information for the first six months of 2007, which includes IASG financial results as if the Merger had been consummated on January 1, 2007, is included in Note 7 to the Condensed Consolidated Financial Statements.  We evaluate our operating and financial performance based on three segments: Retail, Wholesale and Multifamily.

Summary of Other Significant Matters

Net Loss.  We incurred a net loss of $32.2 million for the six months ended June 30, 2008.  The net loss reflects substantial charges incurred by us for amortization of customer accounts and other intangibles, interest incurred on indebtedness, and a loss of $12.8 million on the early redemption of our Senior Subordinated Notes.

Recurring Monthly Revenue.  At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period.  Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles.   RMR was $26.9 million and $26.8 million as of June 30, 2008 and 2007, respectively.  We believe that achieving consistent increases in RMR will require lowering attrition on the RMR acquired from IASG and generating more RMR from our marketing programs.

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

We believe the presentation of RMR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from customer fees produced by a monitored security alarm company such as ours.  The table below reconciles our RMR to revenue reflected on our consolidated statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2008	2007
Recurring Monthly Revenue at June 30	$26,915	$26,845
Amounts excluded from RMR:
Amortization of deferred revenue	1,126	893
Installation and other revenue (a)	2,804	3,413
Revenue (GAAP basis):
June	30,845	31,151
January – May	153,133	130,654
Total period revenue	$183,978	$161,805

	Three Months Ended June 30,
	2008	2007
Recurring Monthly Revenue at June 30	$26,915	$26,845
Amounts excluded from RMR:
Amortization of deferred revenue	1,126	893
Installation and other revenue (a)	2,804	3,413
Revenue (GAAP basis):
June	30,845	31,151
April – May	61,556	61,970
Total period revenue	$92,401	$93,121

(a) Revenue that is not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2008				2007
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Beginning RMR balance	$20,628	$3,615	$2,463	$26,706	$16,429	$963	$2,596	$19,988
RMR additions from direct sales	1,190	769	62	2,021	1,132	421	36	1,589
RMR additions from Merger	—	—	—	—	4,133	2,549	—	6,682
RMR from account purchases	7	—	—	7	19	—	—	19
RMR losses (a)	(1,362)	(430)	(184)	(1,976)	(1,151)	(253)	(153)	(1,557)
Price increases and other (b)	109	11	37	157	99	(1)	26	124
Ending RMR balance	$20,572	$3,965	$2,378	$26,915	$20,661	$3,679	$2,505	$26,845

	Three Months Ended June 30,
	2008				2007
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Beginning RMR balance	$20,469	$3,741	$2,412	$26,622	$16,549	$961	$2,551	$20,061
RMR additions from direct sales	606	452	24	1,082	609	360	19	988
RMR additions from Merger	—	—	—	—	4,133	2,549	—	6,682
RMR from account purchases	2	—	—	2	19	—	—	19
RMR losses (a)	(662)	(236)	(77)	(975)	(702)	(191)	(77)	(970)
Price increases and other (b)	157	8	19	184	53	—	12	65
Ending RMR balance	$20,572	$3,965	$2,378	$26,915	$20,661	$3,679	$2,505	$26,845

(a)          RMR losses include price decreases

(b)         2008 retail price increases and other includes the impact of cancellations related to our analog to digital cellular replacement program.

Monitoring and Related Services Margin.   Monitoring and related service revenue comprised nearly 90% of our total revenue for each of the six and three month periods ended June 30, 2008 and 2007.  The table below identifies the monitoring and related services gross margin and gross margin as a percentage of monitoring and related services revenue for the presented periods (dollars in thousands):

	Six Months Ended June 30,
	2008				2007
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Monitoring and related services revenue	$127,250	$23,187	$15,392	$165,829	$115,666	$14,037	$16,079	$145,782
Cost of monitoring and related services (exclusive of depreciation)	38,290	13,740	3,788	55,818	34,574	6,568	3,852	44,994
Gross margin	$88,960	$9,447	$11,604	$110,011	$81,092	$7,469	$12,227	$100,788

Gross margin %	69.9%	40.7%	75.4%	66.3%	70.1%	53.2%	76.0%	69.1%

	Three Months Ended June 30,
	2008				2007
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Monitoring and related services revenue	$63,732	$11,669	$7,602	$83,003	$64,613	$11,090	$7,986	$83,689
Cost of monitoring and related services (exclusive of depreciation)	18,542	6,937	1,909	27,388	18,849	5,337	2,027	26,213
Gross margin	$45,190	$4,732	$5,693	$55,615	$45,764	$5,753	$5,959	$57,476

Gross margin %	70.9%	40.5%	74.9%	67.0%	70.8%	51.9%	74.6%	68.7%

For the six months ended June 30, 2008, our total monitoring and related services gross margin percentage decreased from the prior period primarily due to the growth of our Wholesale segment as a result of the Merger, which was proportionately greater than the growth of our Retail segment.  The Wholesale gross margin percentage is typically lower than Retail and Multifamily gross margin percentages due to the reduced number of services we provide to dealers compared to the number of services we provide to our Retail and Multifamily customers.  Acquisition costs per monitored wholesale site are also significantly lower.  In addition, Wholesale costs for the three months ended June 30, 2008 increased faster than revenue compared to the quarter ended June 30, 2007 because (i) we improved service levels from those achieved in 2007 in the acquired monitoring centers by increasing staffing; (ii) revenue growth came from monitored sites with lower than average RMR and higher costs to service including two-way voice verification and line security; and (iii) we increased staffing levels in two of the acquired monitoring centers to prepare for monitoring and billing platform upgrades that were completed in early July 2008.

Our Retail monitoring and related services gross margin percentage has decreased for the six months ended June 30, 2008 from the prior period due to several factors, including as applicable : (i) an increase in the percentage of commercial customers in our base who choose enhanced services, such as remote video monitoring and fire inspections, which typically result in lower margins, (ii) rising fuel costs and (iii) increased third party costs for patrol services due to the Merger, which increased our account concentration in cities that have a non-response ordinance.  We expect these factors will continue to have an impact on our gross margin in the near to medium term.  Also, cost of monitoring and related services for the six months ended June 30, 2008 includes some costs incurred in connection with our analog to digital cellular replacement program that was largely completed in the first quarter.

For the six months ended June 30, 2008, monitoring and related services gross margin percentage in our Multifamily segment was slightly lower than in the prior period because revenue in this segment decreased faster than we were able to reduce costs.  We were able to achieve a slight increase in gross margin percentage in the three months ended June 30, 2008 compared to the same period in 2007 by reducing direct costs faster than the revenue decrease.

For the reasons noted above, total monitoring and related services gross margin percentage for the three months ended June 30, 2008 decreased even though Retail and Multifamily gross margin percentage improved.

Customer Creation and Marketing. Our current customer acquisition strategy for our Retail segment relies primarily on internally generated sales, utilizing personnel in our existing branch infrastructure.  The internal sales program for our Retail segment generated $1.2 million and $1.1 million of new RMR in the six months ended June 30, 2008 and 2007, respectively, and $0.6 million of new RMR in each of the three months ended June 30, 2008 and 2007.  The internal sales program for our Wholesale segment generated $0.8 million and $0.4 million of new Wholesale RMR in the six months ended June 30, 2008 and 2007, respectively, and

$0.5 million and $0.4 million of new Wholesale RMR in the three months ended June 30, 2008 and 2007, respectively.  Our Multifamily segment also utilizes a salaried and commissioned sales force to produce new accounts.

Until June 30, 2008, we were a partner in a marketing alliance with AT&T (through AT&T’s acquisition of BellSouth) through which we offered, through our Retail segment, monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in a nine-state region of the southeastern United States.  Upon termination of the agreement on June 30, 2008, we agreed to make a one-time payment of $2.3 million in satisfaction of our recurring royalty obligations under the AT&T agreement.  In addition, AT&T agreed to reimburse us $1.0 million for rebranding costs.  In July 2008, we made the $2.3 million payment to AT&T, net of the $1.0 million rebranding reimbursement.  The $2.3 million prepayment of royalty fees is an alternative payment arrangement to the original AT&T agreement, which called for paying a recurring fee for thirty-six months after the termination of the agreement.  As such, the prepayment will be amortized as an operating expense over a three year period.  The $1.0 million rebranding reimbursement will be recorded in the current year as an offset to our total rebranding costs, which are expected to approximate $1.8 million in 2008. We incurred $0.2 million and $0.1 million of rebranding costs for the six and three months ended June 30, 2008, respectively.

Concurrent with the termination of the AT&T alliance, we are implementing an integrated marketing program to increase awareness for the Protection One brand name nationally and to generate new lead sources and opportunities.  We intend to reach out to targeted customers, both residential and commercial, through a variety of mediums in a planned and sequenced manner.  These channels will include, but are not limited to, on-line programs and placements, third-party purchases, outbound calling and, to a lesser extent, traditional mass communications, such as radio, print and direct mail.

We will continue to analyze opportunities for alliance partnerships which benefit our Retail segment.  We are disciplined in our assessment of alliance opportunities, taking into account many factors such as brand impact, sales channel consideration and financial return.

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

As defined above, RMR attrition by business segment at June 30, 2008 and 2007 is summarized below:

	Recurring Monthly Revenue Attrition
	June 30, 2008		June 30, 2007
	Annualized Second Quarter	Trailing Twelve Months	Annualized Second Quarter	Trailing Twelve Months
Retail	12.9%	13.6%	13.6%	12.5%
Wholesale	24.5%	21.9%	21.3%	20.2%
Multifamily	12.9%	12.3%	12.2%	15.2%

In the table below, in order to enhance the comparability of our attrition results with those of other industry participants, many of which report attrition net of move-in accounts, we define the denominator the same as above but define the numerator as the gross amount of lost RMR, which includes price decreases, for a given period reduced by RMR added from move-in accounts.

	Recurring Monthly Revenue Attrition
	June 30, 2008		June 30, 2007
	Annualized Second Quarter	Trailing Twelve Months	Annualized Second Quarter	Trailing Twelve Months
Retail	11.0%	11.7%	11.6%	10.4%

Our actual attrition experience shows that the relationship period with any individual customer can vary significantly.  Customers discontinue service with us for a variety of reasons, including relocation, service issues and cost.  A portion of the acquired customer base can be expected to discontinue service every year.  Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.  Although annualized second quarter attrition has improved in our Retail segment compared to the same quarter last year, we continue to experience higher than expected attrition on the acquired IASG portfolio. To a much greater extent than Retail, Wholesale attrition can be affected by the decisions of its largest dealers.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented.  Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results.  There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first six months of fiscal 2008.

Revenue and Expense Recognition. The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the six and three months ended June 30, 2008 and 2007.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations (dollars in thousands):

	Six Months Ended June 30,
	2008			2007
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
Retail segment:
Total amount incurred	$26,131	$33,164	$26,214	$25,173	$27,959	$23,218
Amount deferred	(14,893)	(22,247)	(9,653)	(14,580)	(17,958)	(9,569)
Amount amortized	6,254	10,854	8,724	5,050	7,819	7,733
Amount included in Statement of Operations	$17,492	$21,771	$25,285	$15,643	$17,820	$21,382
Wholesale segment:
Total amount incurred (a)	$462	$—	$1,334	$—	$—	$423
Multifamily segment:
Total amount incurred	$211	$1,810	$994	$263	$1,681	$852
Amount deferred	(90)	(1,574)	(212)	7	(1,263)	(186)
Amount amortized	74	965	85	110	804	48
Amount included in Statement of Operations	$195	$1,201	$867	$380	$1,222	$714
Total company:
Total amount incurred	$26,804	$34,974	$28,542	$25,436	$29,640	$24,493
Amount deferred	(14,983)	(23,821)	(9,865)	(14,573)	(19,221)	(9,755)
Amount amortized	6,328	11,819	8,809	5,160	8,623	7,781
Amount reported in Statement of Operations	$18,149	$22,972	$27,486	$16,023	$19,042	$22,519

(a)          The wholesale segment revenue-other represents interest and fee income generated from our dealer loan program acquired in the Merger.

	Three Months Ended June 30,
	2008			2007
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
Retail segment:
Total amount incurred	$13,325	$16,214	$13,348	$13,720	$14,804	$12,082
Amount deferred	(7,439)	(10,633)	(4,955)	(7,382)	(9,133)	(5,089)
Amount amortized	3,253	5,625	4,399	2,787	3,756	3,804
Amount included in Statement of Operations	$9,139	$11,206	$12,792	$9,125	$9,427	$10,797
Wholesale segment:
Total amount incurred (a)	$144	$—	$786	$—	$—	$354
Multifamily segment:
Total amount incurred	$78	$672	$528	$227	$971	$361
Amount deferred	—	(567)	(94)	7	(671)	(138)
Amount amortized	37	451	44	73	470	28
Amount included in Statement of Operations	$115	$556	$478	$307	$770	$251
Total company:
Total amount incurred	$13,547	$16,886	$14,662	$13,947	$15,775	$12,797
Amount deferred	(7,439)	(11,200)	(5,049)	(7,375)	(9,804)	(5,227)
Amount amortized	3,290	6,076	4,443	2,860	4,226	3,832
Amount reported in Statement of Operations	$9,398	$11,762	$14,056	$9,432	$10,197	$11,402

(a)          The wholesale segment revenue-other represents interest and fee income generated from our dealer loan program acquired in the Merger.

In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, our Retail segment also capitalized purchases of rental equipment in the amount of $2.7 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively, and $1.4 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively.  We purchased customer accounts valued at $0.1 million and $0.6 million during the first six months of 2008 and 2007, respectively, and $0.03 million and $0.6 million during the three months ended June 30, 2008 and 2007, respectively.  The increase in Retail costs incurred during the six months ended June 30, 2008 relates to our analog to digital cellular replacement program, rising fuel costs and an increase in the sale of commercial lease products which have higher upfront costs.

New accounting standards

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits an entity on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings.  We have chosen not to account for any financial instruments or warranty and insurance contracts at fair value under SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No.157 to FASB Statement No.13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP FAS 157-1”).  FSP FAS 157-1 excludes FASB Statement No.13 as well as other accounting pronouncements that address fair value measurement on lease classification or measurement from the scope of SFAS 157.  During February 2008, the FASB also issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, (“FSP FAS 157-2”), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 and FSP FAS 157-1 did not have a material impact on our consolidated financial statements.  We do not anticipate that adoption of FSP FAS 157-2 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require non-controlling interests in a subsidiary to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for our financial statements issued after January 1, 2009. We are currently evaluating SFAS 161; however, we do not anticipate adoption will have a material impact on our consolidated financial statements.

Operating Results

We organize our operations into the following three business segments:

Retail.  Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs. As of June 30, 2008, we served approximately 590,000 retail customers across the nation.  Our Retail segment accounts for 76.4% of our RMR at June 30, 2008, of which 28.5% is derived from commercial customers.

Wholesale.  We contract with independent security alarm dealers nationwide to provide alarm system monitoring services to their residential and business customers.  As of June 30, 2008, our Wholesale segment served approximately 4,600 dealers by monitoring approximately 970,000 homes and businesses on their behalf.  We also provide business support services and financing assistance for these independent dealers in the form of loans secured by customer accounts.   The top 10 wholesale dealers account for 47.5% of wholesale monitored sites and 31.2% of wholesale RMR.

Multifamily.  We provide monitoring and maintenance services for electronic security systems to tenants of multifamily residences under long-term contracts with building owners and managers. Multifamily service contracts, which have initial terms that fall within a range of five to ten years and average eight years at inception, tend to provide higher operating margins than Retail or Wholesale contracts due primarily to the highly automated nature of the services. We provide alarm monitoring services to approximately 265,000 units in over 500 cities as of June 30, 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Protection One Consolidated

Monitoring and related services revenue increased $20.0 million or 13.8% in the first six months of 2008 compared to the first six months of 2007.  This increase is primarily attributable to monitoring and related revenues from our acquisition of IASG.  Cost of monitoring and related services revenue increased $10.8 million or 24.1% in the first six months of 2008 compared to the first six months of 2007.  An increase of $7.5 million is attributable to the Merger with the remainder resulting from an increase in service job costs and increased monitoring costs.  Selling expense increased by $5.0 million, which is attributable to planned investments in marketing and selling programs, an increase in amortization of previously deferred customer acquisition costs and an increase in commissions related to outright commercial sales.  General and administrative costs increased $1.6 million in the first six months of 2008 compared to the first six months of 2007, primarily due to an increase in headcount and related benefits as a result of the Merger.  Interest expense increased for the first six months of 2008 compared to the first six months of 2007 due to our new $110.3 million Unsecured Term Loan and due to the issuance of the Senior Secured Notes in connection with the Merger.  The variable interest rate on the Unsecured Term Loan is significantly greater than the interest rate on the Senior Subordinated Notes it replaced.  These increases were partially offset by a reduction in the weighted average interest rate on our variable senior credit facility and a decrease in the amortization of debt discount due to the redemption of our Senior Subordinated Notes.  Interest expense for the first six months of 2008 includes $1.6 million of amortized debt discounts, premium and debt issue costs compared to $3.4 million for the first six months of 2007.  We also incurred a loss of $12.8 million on the early redemption of our Senior Subordinated Notes in the first quarter of 2008.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Six Months Ended June 30,
	2008		2007
Revenue:
Monitoring and related services	$127,250	87.9%	$115,666	88.1%
Installation and other	17,492	12.1	15,643	11.9

Total revenue	144,742	100.0	131,309	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	38,290	26.5	34,574	26.3
Installation and other	21,771	15.0	17,820	13.5

Total cost of revenue (exclusive of amortization and depreciation shown below)	60,061	41.5	52,394	39.8

Selling expense	25,285	17.5	21,382	16.3
General and administrative expense	30,424	21.0	30,145	23.0
Merger related severance	—	—	2,418	1.8
Amortization of intangibles and depreciation expense	26,577	18.4	21,391	16.3
Total operating expenses	82,286	56.9	75,336	57.4
Operating income	$2,395	1.6%	$3,579	2.8%

2008 compared to 2007.  The weighted average customer base for the first six months of 2008 and 2007 was 596,521 and 590,962, respectively.  The change in our Retail segment customer base for the period is shown below.

	Six Months Ended June 30,
	2008	2007

Beginning Balance, January 1	602,519	506,688
Customer additions	26,914	27,714
Customer additions from Merger	—	115,824
Customer losses	(39,336)	(33,260)
Other adjustments	426	359
Ending Balance, June 30	590,523	617,325

For a roll-forward of Retail segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased 10.0% in the first six months of 2008 compared to the first six months of 2007, primarily due to the addition of Retail customers acquired in the Merger.  Excluding the impact of the Merger, monitoring and related services revenue would have increased slightly from the same period in 2007 due to modest growth in RMR additions and price increases.  See “Summary of Other Significant Matters—Recurring Monthly Revenue,” above for additional information and discussion regarding the increase in recurring monthly revenue.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Installation and other revenue increased 11.8% in the first six months of 2008 compared to the first six months of 2007.  We experienced an increase of $0.9 million in outright commercial sales in the first six months of 2008 compared to the first six months of 2007 due to the expansion of our commercial and national accounts sales force and the addition of IASG’s commercial sales force.  This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarm, closed circuit television, fire alarm and card access control systems to commercial customers, as well as amortization of previously deferred revenue.  Results for the first six months of 2008 and 2007 include $6.3 million and $5.1 million, respectively, of amortization of previously deferred revenue.

Cost of monitoring and related services revenue increased by 10.7% in the first six months of 2008 compared to the first six months of 2007, primarily due to the addition of Retail customers acquired through the Merger.  Cost of monitoring and related services revenue as a percentage of the related revenue in the first six months of 2008 increased to 30.1% from 29.9% in the first six months of 2007.  Excluding the impact of the Merger, cost of monitoring and related services revenue increased 8.2%, due to an increase in service job costs related to maintaining and upgrading systems required to provide cellular-based monitoring services.  Monitoring costs, which include the costs of monitoring, billing, customer service and field operations, increased primarily as a result of an increase in the percentage of customers who chose lower margin, enhanced services in addition to basic monitoring services.  The relatively higher costs of servicing our growing commercial account base are partly attributable to increases in monitoring and service labor as well as fuel costs.  See “Monitoring and Related Services Margin” above, for additional information related to the increase in the cost of monitoring and related services revenue.

Cost of installation and other revenue includes $10.9 million in amortization of previously deferred customer acquisition costs for the first six months of 2008 and $7.8 million for the first six months of 2007.  We also experienced an increase in cost of installation and other revenue related to the increase in outright commercial sales in the first six months of 2008 compared to the first six months of 2007.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense increased $3.9 million in the first six months of 2008 compared to the first six months of 2007. During 2008, we increased our spending on marketing and selling programs and paid higher commissions on outright sales. Results for the first six months of 2008 and 2007 include $8.7 million and $7.7 million, respectively, of amortization of previously deferred customer acquisition costs.

General and administrative expense increased $0.3 million in 2008 due to increases in wages and related expense due to the Merger; however, as a percentage of revenue, general and administrative expense decreased to 21.0% in the first six months of 2008 from 23.0% in the first six months of 2007 as a result of increased scale arising from the Merger.

Amortization of intangibles and depreciation expense increased in the first six months of 2008 compared to the first six months of 2007 primarily as a result of $4.6 million of amortization related to the acquisition of additional customers in the Merger and amortization of other intangibles related to the Merger.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Six Months Ended June 30,
	2008		2007
Revenue:
Monitoring and related services	$23,187	98.0%	$14,037	100.0%
Other	462	2.0	—	—
Total revenue	23,649	100.0	14,037	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	13,740	58.1	6,568	46.8

Selling expense	1,334	5.6	423	3.0
General and administrative expense	4,634	19.6	3,438	24.5
Amortization of intangibles and depreciation expense	3,988	16.9	2,000	14.3
Total operating expenses	9,956	42.1	5,861	41.8
Operating (loss) income	$(47)	(0.2)%	$1,608	11.4%

2008 compared to 2007.    We provide monitoring service to customers of dealers, referred to as wholesale customers.  The dealers own customer accounts and contract with us for monitoring and other services.  The change in our Wholesale segment monitored site base for the period is shown below.

	Six Months Ended June 30,
	2008	2007

Beginning Balance, January 1	865,163	194,185
Customer additions	206,969	105,281
Customer additions from Merger	—	597,478
Customer losses	(103,384)	(56,902)
Other adjustments	731	(350)
Ending Balance, June 30	969,479	839,692

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased by $9.2 million in the first six months of 2008 compared to the first six months of 2007 due to the addition of customers acquired in the Merger.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.  Excluding the impact of the Merger, monitoring and related services revenue increased by 4.7% due to customer additions as a result of internal sales efforts.

Other revenue represents interest income generated from our dealer loan program, which was acquired in the Merger.

Cost of monitoring and related services revenue increased by $7.2 million in the first six months of 2008 compared to the first six months of 2007 and generally relates to the cost of providing monitoring service including the costs of monitoring and dealer care.  These costs increased by $6.3 million due to an increase in the customer base as a result of the Merger.  As a percentage of the related revenue, cost of monitoring and related services revenue increased to 59.3% in the first six months of 2008 from 46.8% in the first six months of 2007.  Wholesale costs in 2008 increased faster than revenue compared 2007 because (i) we improved service levels from those achieved in 2007 in the acquired monitoring centers by increasing staffing; (ii) revenue growth came from monitored sites with lower than average RMR and higher costs to service including two-way voice verification and line security; and (iii) we increased staffing levels in two of the acquired monitoring centers to prepare for monitoring and billing platform upgrades that were completed in early July 2008.

Selling expense for the first six months of 2008 increased by $0.9 million compared to the first six months of 2007 due to an expansion of our sales force and an increase in internal marketing and selling efforts to support the Wholesale operations acquired with the Merger.

General and administrative expense increased by $1.2 million in the first six months of 2008 compared to the first six months of 2007 primarily from labor, facilities and other general expenses related to the Merger.  As a percentage of revenues for the first six months of 2008, general and administrative expense decreased to 19.6% compared to 24.5% for the first six months of 2007, which is primarily attributable to economies of scale realized due to the Merger.

Amortization of intangibles and depreciation expense increased by $2.0 million in the first six months of 2008 compared to the first six months of 2007 as a result of amortization of dealer relationships and other intangibles acquired in the Merger.

Multifamily Segment

Our Multifamily segment was unaffected by the Merger.  The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Six Months Ended June 30,
	2008		2007
Revenue:
Monitoring and related services	$15,392	98.7%	$16,079	97.7%
Installation and other	195	1.3	380	2.3
Total revenue	15,587	100.0	16,459	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	3,788	24.3	3,852	23.4
Installation and other	1,201	7.7	1,222	7.4
Total cost of revenue (exclusive of amortization and depreciation shown below)	4,989	32.0	5,074	30.8

Selling expense	867	5.5	714	4.4
General and administrative expense	4,051	26.0	3,925	23.9
Amortization of intangibles and depreciation expense	3,069	19.7	3,167	19.2
Total operating expenses	7,987	51.2	7,806	47.5
Operating income	$2,611	16.8%	$3,579	21.7%

2008 compared 2007.  The average number of monitored sites was 271,221 for the first six months of 2008 compared to 289,080 for the first six months of 2007.  The change in our Multifamily segment monitored site base for the period is shown below.

	Six Months Ended June 30,
	2008	2007

Beginning Balance, January 1,	277,743	293,139
Customer additions	5,340	3,952
Customer losses	(18,384)	(12,071)
Ending Balance, June 30,	264,699	285,020

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue decreased by $0.7 million, or 4.3%, in the first six months of 2008 compared to the first six months of 2007.  This decrease is the result of the decline in our customer base.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Installation and other revenue decreased primarily due to a decrease of $0.1 million from the sale of access control systems.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring, customer service and field operations.  These costs decreased approximately 1.7%, or less than $0.1 million.  Cost of monitoring and related services revenue as a percentage of related revenue was approximately 24% during each of the first six months of 2008 and 2007.

Cost of installation and other revenue decreased by less than $0.1 million, in the first six months of 2008 compared to the same period of 2007 due to lower installation revenue.  These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.  The decrease in installation costs due to the decline in the related revenue was offset by increased amortization of previously deferred costs of $0.2 million.

Selling expense for the first six months of 2008 increased $0.2 million compared to the first six months of 2007.  The increase is primarily attributable to an increase in trade show expense and wages and related expense.

General and administrative expense in the first six months of 2008 increased $0.1 million compared to the first six months of 2007.  Increases in wages and related expense, travel and professional services are primarily responsible for the increase.

Amortization of intangibles and depreciation expense for the first six months of 2008 decreased by less than $0.1 million compared to the first six months of 2007.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Protection One Consolidated

Monitoring and related services revenue decreased $0.7 million, or 0.8%, in the second quarter of 2008 compared to the second quarter of 2007.  This decrease is attributable to attrition of customers acquired in our Merger with IASG and decreased revenue from our Multifamily segment which was offset by an increase in Wholesale revenue.  Cost of monitoring and related services revenue increased $1.2 million, or 4.5%, in the second quarter of 2008 compared to the second quarter of 2007.   See “Summary of Other Significant Matters—Monitoring and Related Services Margin” above, for factors contributing to the increase in these costs.  Selling expense increased by $2.7 million in the second quarter of 2008 compared to the second quarter of 2007, which is attributable to planned investments in marketing and selling programs and an increase in amortization of previously deferred customer acquisition costs.  General and administrative costs decreased $1.6 million in the second quarter of 2008 compared to the second quarter of 2007, primarily as a result of efficiencies gained through the Merger and lower headcount.  Interest expense decreased for the second quarter of 2008 compared to the second quarter of 2007 due to lower debt discount amortization as a result of refinancing our Senior Subordinated Notes.  Interest expense for the second quarter of 2008 includes $0.1 million of amortized debt discounts, premium and debt issue costs compared to $1.6 million for the second quarter of 2007.  An increase in interest expense related to the Unsecured Term Loan was partially offset by a reduction in the weighted average interest rate on our variable senior credit facility.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
Revenue:
Monitoring and related services	$63,732	87.5%	$64,613	87.6%
Installation and other	9,139	12.5	9,125	12.4

Total revenue	72,871	100.0	73,738	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	18,542	25.4	18,849	25.6
Installation and other	11,206	15.4	9,427	12.8

Total cost of revenue (exclusive of amortization and depreciation shown below)	29,748	40.8	28,276	38.4

Selling expense	12,792	17.5	10,797	14.6
General and administrative expense	15,460	21.2	16,607	22.5
Merger related severance	—		2,418	3.3
Amortization of intangibles and depreciation expense	13,081	18.0	13,626	18.5
Total operating expenses	41,333	56.7	43,448	58.9
Operating income	$1,790	2.5%	$2,014	2.7%

2008 compared to 2007.  The average customer base for the second quarter of 2008 and 2007 was 593,288 and 561,943, respectively.  The change in our Retail segment customer base for the period is shown below.

	Three Months Ended June 30,
	2008	2007

Beginning Balance, April 1	596,053	506,560
Customer additions	13,302	14,739
Customer additions from Merger	—	115,824
Customer losses	(18,802)	(19,671)
Other adjustments	(30)	(127)
Ending Balance, June 30	590,523	617,325

For a roll-forward of Retail segment RMR, please see the segment table in the “Summary of Other Significant Matters—Recurring Monthly Revenue,” above.

Monitoring and related services revenue decreased 1.4% in the second quarter of 2008 compared to the second quarter of 2007, primarily due to attrition of customers acquired in the Merger and decreased service billings.  See “Summary of Other Significant Matters—Recurring Monthly Revenue,” above for additional information regarding the change in recurring monthly revenue in the second quarter of 2008.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Installation and other revenue for the second quarter of 2008 was essentially unchanged from the second quarter of 2007.  In the second quarter of 2008, we experienced a decrease in commercial outright sales, which was offset by an increase in the amortization of previously deferred revenue.  Commercial installation revenue is generated from installing new electronic security systems, including burglar alarm, closed circuit television, fire alarm and card access control systems to businesses, as well as amortization of previously deferred revenue.  Results for the second quarters of 2008 and 2007 include $3.3 million and $2.8 million, respectively, of amortization of previously deferred revenue.

Cost of monitoring and related services revenue decreased by 1.6% in the second quarter of 2008 compared to the second quarter of 2007 which is consistent with the decline in the related revenue.  Cost of monitoring and related services revenue as a percentage of the related revenue was approximately 29% in both the second quarter of 2008 and 2007.  Cost of monitoring and related services revenue decreased corresponding to lower monitoring and related services revenue; however, the decrease was partially offset by rising fuel costs.  Monitoring costs include the costs of monitoring, billing, customer service and field operations.

Cost of installation and other revenue includes $5.6 million in amortization of previously deferred customer acquisition costs for the second quarter of 2008 and $3.8 million for the second quarter of 2007.  Aside from amortization of previously deferred costs, cost of installation and other revenue in the second quarter of 2008 remained consistent with costs in the second quarter of 2007.  These costs consist primarily of equipment and labor charges to install alarm, closed circuit television, fire alarm and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense increased $2.0 million in the second quarter of 2008 compared to the second quarter of 2007. The increase is due to planned spending on marketing and selling programs. Results for the second quarter of 2008 and 2007 include $4.4 million and $3.8 million, respectively, of amortization of previously deferred customer acquisition costs.

General and administrative expense decreased 6.9%, or $1.1 million, in the second quarter of 2008 compared to the second quarter of 2007 due to reductions in labor and facilities expense as a result of efficiencies gained through the Merger.  As a percentage of revenue, general and administrative expense decreased to 21.2% in the second quarter of 2008 from 22.5% in the second quarter of 2007.

Amortization of intangibles and depreciation expense decreased $0.5 million in the second quarter of 2008 compared to the second quarter of 2007 primarily as a result of a decrease in the amortization of customer accounts.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
Revenue:
Monitoring and related services	$11,669	98.8%	$11,090	100.0%
Other	144	1.2	—	—
Total revenue	11,813	100.0	11,090	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	6,937	58.7	5,337	48.1

Selling expense	786	6.7	354	3.2
General and administrative expense	2,354	19.9	2,793	25.2
Amortization of intangibles and depreciation expense	1,985	16.8	1,823	16.4
Total operating expenses	5,125	43.4	4,970	44.8
Operating (loss) income	$(249)	(2.1)%	$783	7.1%

2008 compared to 2007.    We provide monitoring service to customers of dealers, referred to as wholesale customers.  The dealers own customer accounts and contract with us for monitoring and other services.  The change in our Wholesale segment monitored site base for the period is shown below.

	Three Months Ended June 30,
	2008	2007

Beginning Balance, April 1	893,882	194,489
Customer additions	135,917	92,261
Customer additions from Merger	—	597,478
Customer losses	(60,581)	(44,145)
Other adjustments	261	(391)
Ending Balance, June 30	969,479	839,692

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased by $0.6 million in the second quarter of 2008 compared to the second quarter of 2007 due to the addition of customers in connection with summer selling programs.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue represents interest income generated from our dealer loan program, which was acquired in the Merger.

Cost of monitoring and related services revenue increased by $1.6 million in the second quarter of 2008 compared to the second quarter of 2007 and generally relates to the cost of providing monitoring service, including the costs of monitoring and dealer care.  As a percentage of the related revenue, cost of monitoring and related services revenue increased to 59.4% in the second quarter of 2008 from 48.1% in the second quarter of 2007.  Wholesale costs for the three months ended June 30, 2008 increased faster than revenue compared to the quarter ended June 30, 2007 for the same reasons as noted in the six month period discussed above.

Selling expense for the second quarter of 2008 increased by $0.4 million compared to the second quarter of 2007 due to an expansion of our sales force as well as an increase in internal sales efforts and related marketing activities to support the Wholesale operations.

General and administrative expense decreased by $0.4 million in the second quarter of 2008 compared to the second quarter of 2007 and also decreased as a percentage of revenues for the second quarter of 2008 to 19.9% compared to 25.2% for the second quarter of 2007.  This decrease is primarily attributable to a reduction in wages and related expenses and efficiencies realized due to the Merger.

Amortization of intangibles and depreciation expense increased by $0.2 million in the second quarter of 2008 compared to the second quarter of 2007 as a result of amortization of dealer relationships and other intangibles acquired in the Merger.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
Revenue:
Monitoring and related services	$7,602	98.5%	$7,986	96.3%
Installation and other	115	1.5	307	3.7
Total revenue	7,717	100.0	8,293	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	1,909	24.7	2,027	24.4
Installation and other	556	7.2	770	9.3
Total cost of revenue (exclusive of amortization and depreciation shown below)	2,465	31.9	2,797	33.7

Selling expense	478	6.2	251	3.0
General and administrative expense	2,030	26.3	2,060	24.8
Amortization of intangibles and depreciation expense	1,535	19.9	1,588	19.2
Total operating expenses	4,043	52.4	3,899	47.0
Operating income	$1,209	15.7%	$1,597	19.3%

2008 compared 2007.  The average number of monitored sites was 266,624 for the second quarter of 2008 compared to 287,490 for the second quarter of 2007.  The change in our Multifamily segment monitored site base for the period is shown below.

	Three Months Ended June 30,
	2008	2007

Beginning Balance, April 1,	268,548	289,960
Customer additions	2,853	1,924
Customer losses	(6,702)	(6,864)
Ending Balance, June 30,	264,699	285,020

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue decreased by $0.4 million, or 4.8%, in the second quarter of 2008 compared to the second quarter of 2007.  This decrease is the result of the decline in our customer base.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Installation and other revenue decreased primarily due to a decrease in revenue from the sale of access control systems.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring, customer service and field operations.  These costs decreased 5.8% in the second quarter of 2008 compared to the second quarter of 2007, or $0.1 million, due to the decrease in the related revenue.  Cost of monitoring and related services revenue as a percentage of related revenue decreased to 25.1% in the second quarter of 2008 from 25.4% in the second quarter of 2007 due to decreases in service expense.

Cost of installation and other revenue decreased by $0.2 million in the second quarter of 2008 compared to the same period of 2007 due to the decline in the related revenue.  These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.  Amortization of previously deferred costs in the second quarter of 2008 was consistent with the second quarter of 2007.

Selling expense for the second quarter of 2008 increased $0.2 million compared to the second quarter of 2007.  The increase is primarily attributable to an increase in trade show expense and wages and related expense.

General and administrative expense in the second quarter of 2008 decreased 1.5%, or less than $0.1 million, compared to the second quarter of 2007.  Decreases in wages and related expense are primarily responsible for the decrease.

Amortization of intangibles and depreciation expense for the second quarter of 2008 decreased by less than $0.1 million compared to the second quarter of 2007.

Liquidity and Capital Resources

Debt Obligations

We expect to generate cash flow in excess of that required for operations and for interest payments and principal payments required under the Senior Credit Agreement, Senior Secured Notes Indenture and Unsecured Term Loan Agreement.

The senior credit facility includes a $25.0 million revolving credit facility, of which $22.2 million remains available as of August 5, 2008 after reducing total availability by $2.8 million for an outstanding letter of credit.  We intend to use any other proceeds from borrowings under the senior credit facility, from time to time, for working capital and general corporate purposes.  In the first quarter of 2007, the applicable margins with respect to the term loan under the senior credit facility were reduced to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Depending on our leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for base rate borrowing and 2.25% to 3.25% for Eurodollar borrowing. The revolving credit facility matures in 2010 and the term loan matures in 2012.

In an effort to limit our exposure to interest rate risk on our variable rate senior credit facility, we purchased interest rate caps for a one-time aggregate cost of $0.9 million during the second quarter of 2005.  Our objective was to protect against increases in interest expense caused by fluctuation in LIBOR.  One interest rate cap expired in May 2008.  The other interest rate cap provides protection on a $75 million tranche of our long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%.  In the second quarter of 2008, in connection with entering into the interest rate swaps described below, the interest rate caps were de-designated as hedges.

In April 2008, we entered into two interest rate swap agreements to fix the interest rate at a one month LIBOR rate of 3.19% on $6 million and $144 million of our floating rate debt under the senior credit facility through September 2010 and October 2010, respectively.  As noted above, the current applicable margin on our Eurodollar borrowings is 2.25% so the effective interest rate on the covered debt is expected to be at a fixed rate of 5.44%.  In May 2008, we entered into another interest rate swap agreement to fix the interest rate on an additional $100 million of our floating rate debt under the senior credit facility at a one month LIBOR rate of 3.15% through November 2010.  As noted above, the current applicable margin on our Eurodollar borrowings is 2.25%, so the effective interest rate on the covered debt is expected to be at a fixed rate of 5.40%.  The interest rate swaps are accounted for as cash flow hedges.

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

At June 30, 2008, we were in compliance with the financial covenants and other maintenance tests of each of these debt instruments.  The interest coverage ratio incurrence test under each of the Senior Secured Notes Indenture and the Unsecured Term Loan is an incurrence based test (not a maintenance test), and we cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test.  Failure to meet the interest coverage ratio tests could result in restrictions on our ability to incur additional ratio indebtedness; however, we may borrow additional funds under other permitted indebtedness provisions of the Senior Secured Notes Indenture, including all amounts currently available under our revolving credit facility.  Our outstanding debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Termination of the AT&T Agreement

See “Summary of Other Significant Matters—Customer Creation and Marketing” above, for information related to the termination of the AT&T agreement.

Cash Flow

Operating Cash Flows for the Six Months Ended June 30, 2008.  Our operations provided cash of $32.6 million and $23.5 million for the first six months of 2008 and 2007, respectively.  We expect to continue to generate cash from operating activities in excess of the cash required for operations and interest payments.  Working capital was $3.7 million and $5.6 million as of June 30, 2008 and December 31, 2007, respectively.  The decrease in working capital at June 30, 2008 is primarily related to the use of $7.8 million available cash on hand in connection with the refinancing in the first quarter of 2008 which is offset by improvements in cash provided by operations.

Investing Cash Flows for the Six Months Ended June 30, 2008.   We used a net $22.4 million and $15.1 million for our investing activities for the first six months of 2008 and 2007, respectively.  We invested a net $21.5 million in cash to install and acquire new accounts (including rental equipment) and $2.4 million to acquire fixed assets in the first six months of 2008.  In the first six months of 2008, we received $1.5 million from the release of restricted cash.  We invested a net $16.8 million in cash to install and acquire new accounts (including rental equipment) and invested $1.9 million to acquire fixed assets in the first six months of 2007.  During the first six months of 2007, we also acquired $3.1 million of cash related to the Merger.

Financing Cash Flows for the Six Months Ended June 30, 2008.   Financing activities used a net $10.5 million and $3.9 million in the first six months of 2008 and 2007, respectively.  In the first six months of 2008, we paid $118.8 million for the redemption of our Senior Subordinated Notes and the repayment of borrowings under our senior credit facility and capital leases.  We also paid $2.0 million for debt issuance costs related to the $110.3 million proceeds received from borrowings.  In the first six months of 2007, we paid $1.7 million for debt and stock issuance costs and paid $2.1 million for the reduction of long term debt.

Capital Expenditures

Assuming we have available funds, net capital expenditures for 2008 (inclusive of amounts spent through June 30, 2008) and 2009 are expected to be $53.2 million and $56.4 million, respectively, of which $9.5 million and $9.4 million, respectively, are expected to be used for fixed asset purchases, with the balance to be used for net customer acquisition costs and non-monitored leased equipment.  These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Material Commitments

Our contractual cash obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.  There were no significant changes in these commitments from that reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  We have future, material, long-term commitments, which, as of June 30, 2008, included $293.3 million related to the senior credit facility, $110.3 million related to the Unsecured Term Loan and $115.3 million related to the Senior Secured Notes.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions or commitments as of or for the six months ended June 30, 2008, other than as disclosed in this report.

Credit Ratings

Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  As of August 5, 2008, our senior credit facility and our Senior Secured Notes were rated as follows (our Unsecured Term Loan is not rated).

	Senior Credit Facility	12.0% Senior Secured Notes Due 2011	Outlook
S & P	BB	B+	Negative
Moody’s	Ba2	B3	Stable

In general, revenue declines and reductions in operating margin leave our credit ratings susceptible to downgrades, which make debt financing more costly and more difficult to obtain.

Tax Matters

We generally do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our senior credit facility is a variable rate debt instrument, and as of August 5, 2008, we had borrowings of $293.3 million outstanding.  In addition, our Unsecured Term Loan is a variable rate debt instrument with borrowings of $110.3 million outstanding as of August 5, 2008.  An interest rate cap purchased in the second quarter of 2005 caps LIBOR for five years ending May 24, 2010 at 6% on a $75 million tranche of debt.  In April 2008, we entered into two interest rate swap agreements to fix the interest rate at a one month LIBOR rate of 3.19% on $6 million and $144 million of our variable rate debt under the senior credit facility through September 2010 and October 2010, respectively.  The effective interest rate on the covered debt is expected to be at a fixed rate of 5.44%.  In May 2008, we entered into another interest rate swap agreement to fix the interest rate on an additional $100 million of our floating rate debt under the senior credit facility at a one month LIBOR rate of 3.15% through November 2010.  The effective interest rate on the covered debt is expected to be at a fixed rate of 5.40%.

As of August 5, 2008, LIBOR was 2.5% and the prime rate was 5.0%.  The table below reflects the impact on pre-tax income of changes in LIBOR and the prime rate from their rates on August 5, 2008 (dollars in thousands):

(Decrease) Increase in index rate	(2.00)%	(1.00)%	0.00%	1.00%	2.00%	3.00%	4.00%
Increase (Decrease) in pre-tax income	$3,072	$1,536	$0	$(1,536)	$(3,072)	$(4,608)	$(5,769)

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of June 30, 2008, the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, concluded that its disclosure controls and procedures are effective (a) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the quarter ended June 30, 2008.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 10 of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of stockholders was held on June 4, 2008.  The following actions were approved at the meeting:

•                  Election of nine nominees to the Board of Directors to serve for a term of one year.  Those nominated were Richard Ginsburg, Raymond C. Kubacki, Robert J. McGuire, Henry Ormond, Steven Rattner, Thomas J. Russo, Edward Sippel, Michael Weinstock and Arlene M. Yocum.

•                  Adoption of the 2008 Long-Term Incentive Plan.

Stockholders of record as of May 8, 2008 were authorized to vote on the proposed actions.  We did not solicit proxies.  The results of the vote were as follows:

	Votes For	Abstentions or Broker and Other Non-votes
Election of directors:
Richard Ginsburg	17,705,829	7,601,084
Raymond C. Kubacki	17,705,829	7,601,084
Robert J. McGuire	17,705,829	7,601,084
Henry Ormond	17,705,829	7,601,084
Steven Rattner	17,705,829	7,601,084
Thomas J. Russo	17,705,829	7,601,084
Edward Sippel	17,705,829	7,601,084
Michael Weinstock	17,705,829	7,601,084
Arlene M. Yocum	17,705,829	7,601,084

2008 Long-Term Incentive Plan:
Adoption of the plan	17,705,829	7,601,084

No other business was conducted at the annual meeting.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

10.1	2008 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Protection One, Inc. Schedule 14C filed April 29, 2008). *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	August 11, 2008	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and
Chief Financial Officer (duly authorized Officer
and principal financial officer)