Form 10-Q
period 2008-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2008-11-10
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 5, 2008, Protection One, Inc. had outstanding 25,316,529 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which were owned by Protection One, Inc.

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

PROTECTION ONE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$40,478	$40,999
Accounts receivable (net of allowance of $5,802 at September 30, 2008 and $5,860 at December 31, 2007)	37,573	37,611
Notes receivable	1,147	2,600
Inventories, net	4,749	4,551
Prepaid expenses	3,585	4,277
Other	3,293	5,627
Total current assets	90,825	95,665
Restricted cash	1,196	2,779
Property and equipment, net	34,561	33,770
Customer accounts, net	247,545	282,396
Dealer relationships, net	38,305	41,565
Other intangibles, net	298	2,099
Goodwill	41,604	41,604
Trade name	28,137	28,612
Notes receivable, net of current portion	2,454	3,267
Deferred customer acquisition costs	148,294	130,881
Other	11,724	10,079
Total Assets	$644,943	$672,717

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$5,478	$5,179
Accounts payable	5,231	4,049
Accrued liabilities	30,659	33,541
Deferred revenue	46,300	47,341
Total current liabilities	87,668	90,110
Long-term debt and capital leases, net of current portion	525,438	521,180
Deferred customer acquisition revenue	92,126	79,742
Deferred tax liability	1,149	1,293
Other liabilities	2,297	2,909
Total Liabilities	708,678	695,234
Commitments and contingencies (see Note 10)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 25,316,529 and 25,306,913 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	253	253
Additional paid-in capital	180,441	179,352
Accumulated other comprehensive gain (loss)	474	(530)
Deficit	(244,903)	(201,592)
Total stockholders’ equity (deficiency in assets)	(63,735)	(22,517)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$644,943	$672,717

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE

LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenue:
Monitoring and related services	$250,020	$230,034
Installation and other	28,014	25,294
Total revenue	278,034	255,328

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	83,766	71,650
Installation and other	36,166	30,215
Total cost of revenue (exclusive of amortization and depreciation shown below)	119,932	101,865

Operating expenses:
Selling	42,133	35,080
General and administrative	59,551	57,433
Merger related severance	—	3,603
Amortization and depreciation	50,065	44,387
Impairment of trade name	475	—
Total operating expenses	152,224	140,503
Operating income	5,878	12,960
Other expense (income):
Interest expense	36,876	36,409
Interest income	(752)	(1,940)
Loss on retirement of debt	12,788	—
Other	(77)	(67)
Total other expense	48,835	34,402
Loss before income taxes	(42,957)	(21,442)
Income tax expense	354	602
Net loss	(43,311)	(22,044)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedging instruments	1,004	(124)
Comprehensive loss	$(42,307)	$(22,168)

Basic and diluted per share information:
Net loss per common share	$(1.71)	$(0.96)

Weighted average common shares outstanding (in thousands)	25,308	22,925

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenue:
Monitoring and related services	$84,192	$84,253
Installation and other	9,864	9,270
Total revenue	94,056	93,523

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	27,948	26,656
Installation and other	13,194	11,173
Total cost of revenue (exclusive of amortization and depreciation shown below)	41,142	37,829

Operating expenses:
Selling	14,647	12,308
General and administrative	20,442	20,178
Merger related severance	—	1,185
Amortization and depreciation	16,431	17,829
Impairment of trade name	475	—
Total operating expenses	51,995	51,500
Operating income	919	4,194
Other expense (income):
Interest expense	12,219	13,262
Interest income	(175)	(474)
Other	(31)	(22)
Total other expense	12,013	12,766
Loss before income taxes	(11,094)	(8,572)
Income tax expense	50	112
Net loss	(11,144)	(8,684)

Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedging instruments	(1,120)	(133)
Comprehensive loss	$(12,264)	$(8,817)

Basic and diluted per share information:
Net loss per common share	$(0.44)	$(0.34)

Weighted average common shares outstanding (in thousands)	25,311	25,307

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(43,311)	$(22,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(67)	(148)
Loss on retirement of debt	12,788	—
Loss on impairment of trade name	475	—
Amortization and depreciation	50,065	44,387
Amortization of debt costs, discounts and premium	1,705	5,094
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	22,815	17,870
Stock based compensation expense	1,090	1,128
Deferred income taxes	(144)	14
Provision for doubtful accounts	3,111	2,665
Other	(52)	(68)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(2,956)	(6,033)
Notes receivable	2,148	1,604
Other assets	1,997	3,152
Accounts payable	1,182	(1,901)
Deferred revenue	(1,244)	4,371
Accrued interest	(823)	(1,873)
Other liabilities	(2,415)	(5,753)
Net cash provided by operating activities	46,364	42,465

Cash flows from investing activities:
Deferred customer acquisition costs	(49,723)	(44,604)
Deferred customer acquisition revenue	22,251	22,481
Purchase of rental equipment	(4,093)	(3,135)
Purchase of property and equipment	(4,487)	(3,551)
Purchases of new accounts	(695)	(907)
Reduction of restricted cash	1,617	—
Proceeds from disposition of assets and other	95	5,666
Net cash acquired in Merger with IASG	—	3,142
Net cash used in investing activities	(35,035)	(20,908)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(120,170)	(3,151)
Proceeds from borrowings	110,340	—
Debt issue costs	(2,020)	(1,665)
Stock issue costs	—	(141)
Net cash used in financing activities	(11,850)	(4,957)
Net (decrease) increase in cash and cash equivalents	(521)	16,600
Cash and cash equivalents:
Beginning of period	40,999	24,600
End of period	$40,478	$41,200
Cash paid for interest	$35,985	$33,400

Cash paid for income taxes	$518	$423

Non-cash investing and financing activity:
Vehicle additions under capital lease	$1,696	$3,426

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Organization, Basis of Consolidation and Interim Financial Information:

Protection One, Inc. (the “Company”) is principally engaged in the business of providing security alarm monitoring services, including sales, installation and related servicing of security alarm systems for residential and business customers.  The Company also provides monitoring and support services to independent security alarm dealers on a wholesale basis.  Affiliates of Quadrangle Group LLC and Monarch Alternative Capital LP (collectively, the “Principal Stockholders”) own approximately 70% of the Company’s common stock.

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

In the opinion of management of the Company, all adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the nine and three months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

2.     Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (dollars in thousands):

	September 30, 2008	December 31, 2007
Furniture, fixtures and equipment	$6,925	$6,294
Data processing and telecommunication	37,370	34,126
Leasehold improvements	6,294	6,447
Vehicles	6,579	6,832
Vehicles under capital leases	9,461	7,798
Buildings and other	6,314	6,314
Rental equipment	12,082	7,989
	85,025	75,800
Less accumulated depreciation	(50,464)	(42,030)
Property and equipment, net	$34,561	$33,770

Depreciation expense was $9.5 million and $7.8 million for the nine months ended September 30, 2008 and 2007, respectively.  Depreciation expense was $3.1 million and $2.9 million for the three months ended September 30, 2008 and 2007, respectively.  The amount of fixed asset additions included in accounts payable was $0.3 million and $0.1 million at September 30, 2008 and 2007, respectively.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term.  Accumulated depreciation of $2.1 million and $1.1 million was recorded on these assets as of September 30, 2008 and December 31, 2007, respectively.  The following is a schedule, by year, of minimum future rental revenue on non-cancelable operating leases as of September 30, 2008 and does not include payments received at the inception of the lease which are deferred and amortized to income over the lease term (dollars in thousands):

Remainder of 2008	$356
2009	1,559
2010	1,541
2011	1,146
2012	657
2013	141
Total minimum future rental revenue	$5,400

3.    Intangible Assets:

A roll-forward of the Company’s amortizable intangible assets for the nine months ended September 30, 2008 is presented by segment and in total in the following table (dollars in thousands):

	Retail	Wholesale	Multifamily	Total Company
Customer Accounts
Net customer accounts at January 1, 2008	$252,778	$—	$29,618	$282,396
Purchase of customer accounts	695	—	—	695
2008 amortization expense	(31,293)	—	(4,253)	(35,546)
Net customer accounts at September 30, 2008	$222,180	$—	$25,365	$247,545

Dealer Relationships
Net dealer relationships at January 1, 2008	$—	$41,565	$—	$41,565
2008 amortization expense	—	(3,260)	—	(3,260)
Net dealer relationships at September 30, 2008	$—	$38,305	$—	$38,305

Other Intangibles
Total other intangibles at January 1, 2008	$768	$1,331	$—	$2,099
2008 amortization expense	(742)	(1,059)	—	(1,801)
Net other intangibles at September 30, 2008	$26	$272	$—	$298

Amortization expense was $40.6 million and $36.6 million for the nine months ended September 30, 2008 and 2007, respectively.  Amortization expense was $13.3 million and $14.9 million for the three months ended September 30, 2008 and 2007, respectively.  Accumulated amortization at September 30, 2008 was $191.0 million for customer accounts, $8.8 million for dealer relationships and $3.7 million for other intangibles.  Accumulated amortization at December 31, 2007 was $155.5 million for customer accounts, $5.6 million for dealer relationships and $1.9 million for other intangibles.

The table below reflects the estimated aggregate amortization expense for the remainder of 2008 and each of the four succeeding fiscal years on the existing base of amortizable intangible assets as of September 30, 2008 (dollars in thousands):

	2008	2009	2010	2011	2012
Estimated amortization expense	$13,045	$48,029	$44,748	$43,678	$43,389

There was no change in the carrying value of goodwill for the nine months ended September 30, 2008.  In the nine months ended September 30, 2007, goodwill additions of $25.7 million and trade name additions of $3.9 million were recorded in connection with the Merger.

The Company evaluates goodwill for impairment annually as of the beginning of the third quarter and any time an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount.  Goodwill is recorded in the Retail, Wholesale and Multifamily operating segments, which are also reporting units for purposes of evaluating recorded goodwill for impairment.  If the carrying value of the reporting unit exceeds its fair value, the Company is required to reduce the carrying value of its goodwill.  Fair value was determined by management using a combined income and market approach with significant management assumptions required in arriving at the Company’s estimates of forecasted cash flows and weighted average cost of capital.  A valuation report was also obtained to assist management in determining fair value.  There is considerable management judgment with respect to cash flow estimates used in determining fair value.  The Company completed its annual impairment testing during the third quarter of 2008 and determined that no impairment of goodwill was required.  There were no goodwill or trade name impairment charges recorded in 2007.

In connection with the Company’s annual impairment testing during the third quarter of 2008, an impairment charge of $0.5 million was recorded on the Network Multifamily® trade name.  The impairment is due to management’s expectation that revenue in the Multifamily segment will continue to decline, thereby reducing the fair value of the trade name below its carrying value.

4.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollars in thousands):

	September 30,	December 31,
	2008	2007
Accrued interest	$6,051	$6,874
Accrued vacation pay	4,837	4,528
Accrued salaries, bonuses and employee benefits	10,214	11,340
Other accrued liabilities	9,557	10,799
Total accrued liabilities	$30,659	$33,541

5.     Debt and Capital Leases:

Long-term debt and capital leases are as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Senior credit facility, maturing March 31, 2012, variable 5.95%	$292,500	$294,750
Senior Secured Notes, maturing November 15, 2011, fixed 12.00%, face value	115,345	115,345
Unamortized premium on Senior Secured Notes	7,212	8,783
Unsecured Term Loan, maturing March 14, 2013, variable 16.5%	110,340	—
Senior Subordinated Notes, maturing January 2009, fixed 8.125%, face value	—	110,340
Unamortized discount on Senior Subordinated Notes	—	(8,458)
Capital leases	5,519	5,599
	530,916	526,359
Less current portion (including $2,478 and $2,179 in capital leases as of September 30, 2008 and December 31, 2007, respectively)	(5,478)	(5,179)
Total long-term debt and capital leases	$525,438	$521,180

Senior Credit Facility

On April 26, 2006, the Company entered into an amended and restated senior credit agreement (“Senior Credit Agreement”) increasing the outstanding term loan borrowings by $66.8 million to $300.0 million.  The applicable margins with respect to the amended term loan were reduced by 0.50% to 1.50% for base rate borrowing and 2.50% for Eurodollar borrowing.  In the first quarter of 2007, the Company entered into the first amendment to the Senior Credit Agreement that further reduced the applicable margins by 0.25% to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for base rate borrowing and 2.25% to 3.25% for Eurodollar borrowing.  The senior credit facility is secured by substantially all assets of the Company, requires quarterly principal payments of $0.75 million and requires potential annual prepayments based on a calculation of “Excess Cash Flow” as defined in the Senior Credit Agreement, commencing with the year ending December 31, 2008 and due in the first quarter of the subsequent year.  The incremental proceeds from the term loan, together with approximately $10 million of excess cash, were used to make an aggregate special cash distribution in May 2006 of approximately $75 million, including a dividend to holders of the Company’s common stock and to make related payments to members of management of the Company who held options for the Company’s common stock.  The senior credit facility includes a $25.0 million revolving credit facility, of which $22.2 million remains available as of November 5, 2008 after reducing total availability by $2.8 million for an outstanding letter of credit.  The revolving credit facility matures April 18, 2010 and the term loan matures March 31, 2012.  The weighted average annual interest rate before fees on the senior credit facility was 5.95% and 7.21% at September 30, 2008 and December 31, 2007, respectively.

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

On and after November 15, 2008, the Company has the option to redeem the Senior Secured Notes, in whole or in part, upon not less than 30 nor more than 60 days’ prior notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on November 15 of the years indicated below (subject to the right of holders on the relevant record date to receive interest due on the related interest payment date):

Year	Percentage
2008	106.0%
2009	103.0%
2010	100.0%

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

Unsecured Term Loan

On March 14, 2008, POAMI borrowed $110.3 million under a new unsecured term loan facility to allow it to redeem all of the Senior Subordinated Notes.  The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013.  Interest is payable semi-annually in arrears on March 14 and September 14 of each year, with the first interest payment due on September 14, 2008.  The annual interest rate before fees was 16.5% at September 30, 2008.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned over 70% of the Company’s common stock as of September 30, 2008, and one of the Company’s former directors is affiliated with Arlon Group.  The Company recorded $4.1 million and $1.9 million of related party interest expense for the nine and three months ended September 30, 2008, respectively.

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

Capital Leases

The Company acquires vehicles under a 4-year capital lease agreement.  Accumulated depreciation on these assets as of September 30, 2008 and December 31, 2007 was $3.7 million and $1.8 million, respectively.  The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of September 30, 2008 (dollars in thousands):

Remainder of 2008	$856
2009	2,695
2010	1,922
2011	902
2012	110
Total minimum lease payments	6,485
Less: Estimated executory costs	(458)
Net minimum lease payments	6,027
Less: Amount representing interest	(508)
Present value of net minimum lease payments (a)	$5,519

(a)  Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $2,478 and $3,041, respectively.

Debt Covenants

At September 30, 2008, the Company was in compliance with the financial covenants and other maintenance tests under the Senior Credit Agreement, Senior Secured Notes Indenture and Unsecured Term Loan Agreement.  The interest coverage ratio incurrence test under each of the Senior Secured Notes Indenture and the Unsecured Term Loan is an incurrence based test (not a maintenance test), and the Company cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test.  Failure to meet the interest coverage ratio tests could result in restrictions on the Company’s ability to incur additional ratio indebtedness; however, the Company may borrow additional funds under other permitted indebtedness provisions of the debt instruments, including all amounts currently available under the revolving credit facility.  These debt instruments also restrict the Company’s ability to pay dividends to stockholders, but do not otherwise restrict the Company’s ability to fund cash obligations.

The Company’s Senior Credit Agreement, the Senior Secured Notes Indenture and the Unsecured Term Loan Agreement contain covenants, including, among other things, covenants that restrict the ability of POAMI, the Company and its subsidiaries to incur certain additional indebtedness; create or permit liens on assets; pay dividends on or redeem capital stock, or make other restricted payments or investments; issue certain equity securities that mature or have redemption features; or engage in certain mergers, consolidations or dispositions.  If an event of default shall occur and be continuing, the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

The Senior Credit Agreement’s maintenance covenants include (i)the consolidated leverage ratio covenant (“Consolidated Leverage Ratio”), specifying the maximum ratio of (a) consolidated total debt on the last day of the measuring period to (b) consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters; and (ii) consolidated interest coverage ratio covenant (“Consolidated Interest Coverage Ratio”) which specifies a minimum ratio of (a) consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters.  The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio covenants for the next twelve months are as follows:

Period	Consolidated Leverage Ratio	Consolidated Interest Coverage Ratio
Q4 2008 through Q3 2009	5.75:1.00	2.00:1.00
Q4 2009	5.50:1.00	2.00:1.00

6.  Derivatives:

The Company holds one interest rate cap and three interest rate swaps to protect against increases in interest expense.

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

In the second quarter of 2008, in connection with the interest rate swaps entered into and described below, the interest rate caps were de-designated as hedges.  The fair market value of the unexpired cap agreement was $0.02 million at September 30, 2008 and the fair market value of both cap agreements was $0.04 million at December 31, 2007.  These values are reflected in other assets.  Prior to de-designation, changes resulting from fair market value adjustments were reflected in accumulated other comprehensive gain (loss) in the condensed consolidated balance sheet and as a component of unrealized other comprehensive income in the condensed consolidated statement of operations and comprehensive loss.  Subsequent to de-designation, the interest rate cap is considered an economic derivative and changes in fair value are recorded in earnings.

In April 2008, the Company entered into two interest rate swap agreements to fix the interest rate on $6 million and $144 million of its floating rate debt under the senior credit facility through September 2010 and October 2010, respectively, at a one month LIBOR rate of 3.19%.  With the current applicable margin on the Company’s Eurodollar borrowings under its senior credit facility at 2.25%, the effective interest rate on the covered debt is expected to be at a fixed rate of 5.44%.  The interest rate swaps are accounted for as cash flow hedges.

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

The fair value of the interest rate swaps and the interest rate cap are reflected in other assets.  The table below is a summary of the Company’s derivative positions as of September 30, 2008 (dollars in thousands):

Derivative Type	Notional	Fair Value
Interest Rate Swaps	$250,000	$817
Interest Rate Cap	75,000	20
Total	$325,000	$837

All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (i.e., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (the amount by which the changes in fair value of the derivative exceeds the variability in cash flows of the forecasted transaction) is recorded in current-period earnings as other income or expense. Changes in the fair value of economic derivatives are reported in current-period earnings as interest expense.  There was no ineffectiveness recorded in other income or expense for any of the periods presented.  The Company has assessed counterparty risk with its interest rate cap and swaps as of September 30, 2008 and believes that counterparty default is not probable.  Below is a summary of the amounts charged to earnings and other comprehensive income (“OCI”) for the periods indicated (dollars in thousands):

	Net (loss) gain in earnings		OCI gain (loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Rate Swaps	$(662)	$—	$817	$—
Interest Rate Cap	(207)	30	187	(124)
Total	$(869)	$30	$1,004	$(124)

	Net (loss) gain in earnings		OCI loss
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Interest Rate Swaps	$(453)	$—	$(1,157)	$—
Interest Rate Cap	(68)	5	37	(133)
Total	$(521)	$5	$(1,120)	$(133)

The Company estimates all of the net unrealized gain existing at September 30, 2008 will be reclassified to earnings within the next twelve months.

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

Level 2 – directly or indirectly observable inputs other than quoted prices; and

Level 3 – unobservable inputs.

The following table presents, for each SFAS 157 hierarchy level, the Company’s assets and liabilities that are measured at fair value on a recurring basis on the condensed consolidating balance sheet at September 30, 2008 (in thousands):

	Fair Value Measurements
	At September 30, 2008
	Level 1	Level 2	Level 3	Total
Derivatives	$—	$837	$—	$837

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

The Merger was accounted for using the purchase method of accounting under Financial Accounting Standards Board Statement No. 141 (“FAS 141”), “Business Combinations.”  Under the purchase method of accounting, Protection One was considered the acquirer of IASG for accounting purposes and the total purchase price was allocated to the assets acquired and liabilities assumed from IASG based on their fair values as of April 2, 2007.  Under the purchase method of accounting, the net consideration was $96.7 million, comprised of Protection One common stock of $85.7 million, the assumption of IASG stock options that were converted into the Company’s stock options with a value of $2.9 million, and $8.1 million in transaction costs, including investment banker fees, consulting fees and other professional fees.

As of September 30, 2008 and December 31, 2007, the Company recorded a liability of $0.4 million and $0.7 million, respectively, related to duplicate facilities acquired and closed in connection with the Merger.  During the nine months ended September 30, 2008, the Company made payments of $0.3 million related to these facilities and incurred no additional expenses.  The Company also recorded a liability of $1.0 million related to one-time termination benefits in connection with the Merger as a part of the purchase price allocation.  These one-time termination benefits were paid during the year ended December 31, 2007.  Total cash payments related to severance and retention with future service requirements during the nine months ended September 30, 2008 were $0.5 million.  No additional payments for severance and retention related to the Merger are expected to be made in the remainder of 2008.

Pro Forma Financial Information

The results of operations of IASG have been included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007.  The 2007 pro forma financial information in the table below summarizes the combined results of operations of the Company and IASG, as though the companies had been combined as of the beginning of the period presented.  These results have been prepared by adjusting the historical results of the Company to include the historical results of IASG and the impact of the purchase price allocation discussed above.

The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that will be achieved by the combined company in the future (dollar amounts in thousands, except per share amounts).

Nine Months Ended September 30, 2007
Pro forma:
Revenue	$278,635
Net loss	$(23,610)
Basic and diluted earnings per share	$(0.79)

8.  Share-Based Employee Compensation:

The Company accounts for stock options as prescribed by the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Share-based compensation related to stock options granted to employees of $1.1 million was recorded in general and administrative expense for each of the nine month periods ended September 30, 2008 and 2007.  Share-based compensation related to stock options granted to employees of $0.4 million was recorded in general and administrative expense for each of the three month periods ended September 30, 2008 and 2007.  No tax benefit was recorded because the Company does not have taxable income and is currently fully reserving its federal deferred tax assets.  There were no amounts capitalized relating to share-based employee compensation in the nine or three months ended September 30, 2008 or 2007.  The Company granted a total of 31,900 restricted share units to independent directors on June 4, 2008.  The Company granted a total of 40,570 restricted share units on August 23, 2007, of which 8,114 were subsequently forfeited.  Twenty-five percent of the restricted share units vest on the first, second, third and fourth anniversaries of the date of grant.  There were no stock options granted in the first nine months of 2008.  The Company issued 100,000 stock options in the first nine months of 2007.

For the nine months ended September 30, 2008 and 2007, the Company had stock options that represented 0.4 million and 0.9 million dilutive potential common shares, respectively.  For the three months ended September 30, 2008 and 2007, the Company had stock options that represented 0.2 million and 0.8 million dilutive potential common shares, respectively.  These securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for each of the periods presented.

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

Principal Stockholders Management Agreements

On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC (“QA”) and Quadrangle Debt Recovery Advisors LLC (“QDRA,” and together with QA, the “Advisors”). The Principal Stockholders management agreements were terminated as of April 2, 2007 in connection with the completion of the Merger.

The Company paid the Advisors aggregate management fees of $2.7 million in the nine months ended September 30, 2007, pursuant to the terms of the management agreements.  No management fees were recorded for the three months ended September 30, 2007 due to termination of the agreements.  For the nine months ended September 30, 2007, the amounts included $0.4 million for the second quarterly installment of the 2007 annual fees and $1.9 million for services rendered in connection with the Merger, or 1% of the aggregate value of the Merger.  The $1.9 million fee was capitalized as a direct cost of the Merger.

10.  Commitments and Contingencies:

The Company is a defendant in a number of pending legal proceedings incidental to the normal course of its business and operations.  The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Scardino Litigation

On April 17, 2006, the Company was named a defendant in a litigation proceeding brought by Frank and Anne Scardino arising out of a June 2005 fire at their home in Villanova, Pennsylvania.  (Frank and Anne Scardino v. Eagle Systems, Inc., Eagle Monitoring, Inc. and Protection One Alarm Monitoring, Inc. d/b/a Dynawatch, Delaware County, Pennsylvania Court of Common Pleas, Cause No. 06-4485). The complaint alleges that the defendants failed to provide contracted fire detection and monitoring services, breaching their contractual and warranty obligations in violation of Pennsylvania Unfair Trade Practices and Consumer Protection Law, resulting in alleged damages to plaintiffs in excess of $3.0 million.  Under the Unfair Trade Practices and Consumer Protection Law, claimants may be entitled to seek treble damages, attorneys’ fees and costs.  The complaint also asserted claims based on alleged negligence and gross negligence; however, the Company’s preliminary objections to these counts were granted by the court, and these claims were accordingly dismissed.

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

Few Litigation

On June 26, 2006, Thomas J. Few, Sr., the former president of IASG, initiated litigation against IASG, seeking a monetary award for amounts allegedly due to him under an employment agreement.  The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division.  (Thomas J. Few, Sr. v. Integrated Alarm Service Group, Inc., Superior Court of the State of New Jersey, Bergen County Division, Docket No. BER-L-4573-06).  Mr. Few alleged that he was owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the alleged breach of the employment agreement.  IASG denies various allegations in the complaint and has asserted various affirmative defenses and counterclaims against Mr. Few, including breach of the terms of his employment agreement, violation of various restrictive covenants and breach of fiduciary duty.

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

By the Carat, Inc. Litigation

On April 30, 2007, IASG and certain of its subsidiaries, Criticom International Corporation and Monital Signal Corporation, were served in a lawsuit brought by By the Carat, Inc. and John P. Humbert, Jr. and his wife, Valery Humbert, its owners, in connection with a December 2004 armed robbery of their jewelry business.  (By the Carat, Inc., John P. Humbert, Jr. and Valery Humbert v. Knightwatch Security Systems, Criticom International Corporation, Monital Signal Corporation, Integrated Alarm Services Group, Inc., et al, Superior Court of New Jersey, Monmouth County Law Division, Docket No.: MON-L-5830-06). The complaint seeks unspecified damages for alleged bodily injury and property losses based on various causes of action including breach of contract, breach of the covenant of good faith and fair dealing, consumer fraud, intentional and negligent infliction of emotional distress, breach of warranty and gross negligence.

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

As to the remaining claims, the Company has filed an answer including various affirmative defenses.  In addition, the Company has asserted a contractual counterclaim against By the Carat, Inc. (for indemnification as to the claims made by John P. Humbert, Jr. and his wife), contractual cross claims against co-defendant Knightwatch Security Systems, Inc. (for indemnification as to the claims made by all plaintiffs), and a third-party complaint against the perpetrators (which may allow for apportionment of fault under New Jersey statutory law).  The parties are presently engaged in written and expert discovery.  Subject to further extension, the end date for written, expert and deposition discovery is December 15, 2008.

Paradox Litigation

On March 13, 2008, plaintiffs Paradox Security Systems, LTD., Samuel Hershkovitz, and Pinhas Shpater filed a Second Amended Complaint in Civil Action No. 2:06-cv-462 in the Eastern District of Texas, Marshall Division, and added the Company as a defendant.  The complaint alleges that the Company infringes U.S. Patent No. 5,751,803 and U.S. Reissue Patent No. 39,406 (collectively, the “Patents-in-Suit”), by its sale and use of certain control panels made by Digital Security Controls, LTD. (“DSC”).  The Company has retained counsel and has answered the complaint by denying infringement, alleging invalidity and unenforceability of the Patents-in-Suit, and asserting other defenses and related declaratory judgment counterclaims.  Plaintiffs have not yet identified the amount of damages they are seeking, and the amount will likely not become known until the opening expert reports, which are due 15 days after the court issues its claim construction ruling.  Discovery is scheduled to end on December 15, 2008.

The Company and the co-defendants have filed a motion for summary judgment on the issue of plaintiffs’ alleged failure to properly mark their patented products with the numbers of the Patents-in-Suit.  If successful, the motion could result in eliminating damages for activities prior to March 13, 2008.  Briefing on this motion is ongoing.

Currently, the joint pretrial order is due on March 24, 2009, and jury selection is scheduled for April 6, 2009.

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

Funding Commitment

As part of the Merger, the Company assumed obligations to provide open lines of credit to dealers, subject to the terms of the agreements with the dealers.  At September 30, 2008 and December 31, 2007, the amount available to dealers under these lines of credit was $0.6 million and $0.5 million, respectively.

Tax Sharing Agreement

The Company is potentially entitled to certain contingent payments, depending on whether Westar claims and receives certain additional tax benefits in the future with respect to the sale of the Company to the Principal Stockholders on February 17, 2004.  While these potential contingent payments, if any, could be significant, the Company is unable to determine at this time whether Westar will claim any such benefits or, if Westar were to claim any such benefits, the amount of the benefits that Westar would claim or when or whether Westar would actually receive any such benefits.  Due to this uncertainty, the Company has not recorded any tax benefit with respect to any such potential contingent payments.

Termination of the AT&T Agreement

Until June 30, 2008, the Company was a partner in a marketing alliance with AT&T (through AT&T’s acquisition of BellSouth) through which the Company offered, through its Retail segment, monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in a nine-state region of the southeastern United States.  Upon termination of the agreement on June 30, 2008, the Company agreed to make a one-time payment of $2.3 million in satisfaction of the Company’s recurring royalty obligations under the AT&T agreement.  In addition, AT&T agreed to reimburse the Company $1.0 million for rebranding costs.  In July 2008, the Company made the $2.3 million payment to AT&T, net of the $1.0 million rebranding reimbursement.  The $2.3 million prepayment of royalty fees is an alternative payment arrangement to the original AT&T agreement, which called for paying a recurring royalty fee for thirty-six months after the termination of the agreement.  As such, the prepayment will be amortized as a cost of monitoring and related services revenue over a three year period.  The $1.0 million rebranding reimbursement will be recorded in the current year as an offset to the Company’s total rebranding costs, which are expected to approximate $1.4 million.  As of September 30, 2008, $0.3 million of unreimbursed rebranding expense has been recognized as general and administrative expense.

11.     Segment Reporting:

The Company organizes its operations into three business segments:  Retail, Wholesale and Multifamily.  The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker.  The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets.  All of the Company’s reportable segments operate in the United States of America.

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

Reportable segments (dollars in thousands):

	Nine Months Ended September 30, 2008
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$218,301	$36,407	$23,326	$—	$278,034
Adjusted EBITDA(2)	64,895	6,496	9,617	—	81,008
Amortization and depreciation expense	39,546	5,913	4,606	—	50,065
Amortization of deferred costs in excess of amortization of deferred revenue	21,316	—	1,499	—	22,815
Segment assets	528,169	73,901	51,187	(8,314)	644,943
Property additions, exclusive of rental equipment	4,343	1,407	433	—	6,183
Investment in new accounts and rental equipment, net	29,248	—	3,012	—	32,260

	Nine Months Ended September 30, 2007
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$204,827	$26,023	$24,478	$—	$255,328
Adjusted EBITDA(2)	61,444	7,191	11,313	—	79,948
Amortization and depreciation expense	35,413	4,230	4,744	—	44,387
Amortization of deferred costs in excess of amortization of deferred revenue	16,472	—	1,398	—	17,870
Segment assets	544,414	92,064	60,801	(22,544)	674,735
Property additions, exclusive of rental equipment	6,166	545	266	—	6,977
Investment in new accounts and rental equipment, net	23,690	—	2,475	—	26,165

	Three Months Ended September 30, 2008
	Retail	Wholesale	Multifamily	Consolidated
Revenue	$73,559	$12,758	$7,739	$94,056
Adjusted EBITDA(2)	21,574	2,555	2,961	27,090
Amortization and depreciation expense	12,968	1,925	1,538	16,431
Amortization of deferred costs in excess of amortization of deferred revenue	7,994	—	521	8,515
Property additions, exclusive of rental equipment	1,223	819	315	2,357
Investment in new accounts and rental equipment, net	9,409	—	1,316	10,725

	Three Months Ended September 30, 2007
	Retail	Wholesale	Multifamily	Consolidated
Revenue	$73,518	$11,988	$8,017	$93,523
Adjusted EBITDA(2)	22,809	3,584	3,825	30,218
Amortization and depreciation expense	14,022	2,229	1,578	17,829
Amortization of deferred costs in excess of amortization of deferred revenue	5,969	—	656	6,625
Property additions, exclusive of rental equipment	3,638	317	19	3,974
Investment in new accounts and rental equipment, net	8,318	—	1,019	9,337

(1) Adjustment to eliminate inter-segment accounts receivable.

(2)Adjusted EBITDA is used by management in evaluating segment performance and allocating resources, and management believes it is used by many analysts following the security industry.  This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as loss before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company.  See the table below for the reconciliation of Adjusted EBITDA to consolidated loss before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as Adjusted EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.

Reconciliation of loss before income taxes to Adjusted EBITDA (dollars in thousands):

	Consolidated
	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Loss before income taxes	$(42,957)	$(21,442)	$(11,094)	$(8,572)
Plus:
Interest expense, net	36,124	34,469	12,044	12,788
Amortization and depreciation expense	50,065	44,387	16,431	17,829
Amortization of deferred costs in excess of amortization of deferred revenue	22,815	17,870	8,515	6,625
Stock based compensation expense	1,090	1,128	376	385
Other costs, including Merger related expenses	685	3,603	374	1,185
Loss on retirement of debt	12,788	—	—	—
Loss on impairment of trade name	475	—	475	—
Less:
Other income	(77)	(67)	(31)	(22)
Adjusted EBITDA	$81,008	$79,948	$27,090	$30,218

12.  Income Taxes:

The Company recorded income tax expense of $0.4 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively, and $0.05 million and $0.1 million, for the three months ended September 30, 2008 and 2007, respectively, related to state income taxes.

During the three and nine months ended September 30, 2008, actual effective income tax expense differed from tax expense using the U.S. federal statutory tax rate of 35% primarily due to the impact of the deferred tax valuation allowance.

Management believes the Company’s net federal deferred tax assets, including those related to net operating losses, are not likely realizable and therefore its federal deferred tax assets are fully reserved.  The Company had $0.2 million of state deferred tax assets recorded as of September 30, 2008 and December 31, 2007, which relate to benefits expected to be received for business loss carry-forwards.  In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment.  The Company also has a state deferred tax liability of $1.1 million and $1.3 million as of September 30, 2008 and December 31, 2007, respectively, related to states that tax on a separate company basis.

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

13.  New Accounting Standards:

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the consideration of management’s internal cash flow and discount rate assumptions as well as illustrates how observable market information impacts fair value measurements in an inactive market.  The FSP is effective upon issuance and did not have a material impact on the consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No.157 to FASB Statement No.13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP FAS 157-1”).  FSP FAS 157-1 excludes FASB Statement No.13 as well as other accounting pronouncements that address fair value measurement on lease classification or measurement from the scope of SFAS 157.  During February 2008, the FASB also issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, (“FSP FAS 157-2”), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009.   The adoption of SFAS 157, FSP FAS 157-1 and FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements.

14.  Summarized Combined Financial Information of the Subsidiary Guarantors of Debt:

Protection One Alarm Monitoring, Inc., a wholly owned subsidiary of Protection One, Inc., has debt securities outstanding (see Note 5, “Debt and Capital Leases”) that are fully and unconditionally guaranteed by Protection One, Inc. and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc.  The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries.  Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis is presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting securities.

Condensed Consolidating Balance Sheet

September 30, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$40,614	$(136)	$—	$40,478
Accounts receivable, net	—	19,135	18,438	—	37,573
Notes receivable	—	—	1,147	—	1,147
Inventories, net	—	3,196	1,553	—	4,749
Prepaid expenses	—	3,210	375	—	3,585
Other	—	8,011	472	(5,190)	3,293
Total current assets	—	74,166	21,849	(5,190)	90,825
Restricted cash	—	1,179	17	—	1,196
Property and equipment, net	—	27,547	7,014	—	34,561
Customer accounts, net	—	121,983	125,562	—	247,545
Dealer relationships, net	—	—	38,305	—	38,305
Other intangibles, net	—	—	298	—	298
Goodwill	—	6,142	35,462	—	41,604
Trade name	—	22,987	5,150	—	28,137
Notes receivable, net of current portion	—	—	2,454	—	2,454
Deferred customer acquisition costs	—	137,231	11,063	—	148,294
Other	—	10,140	1,584	—	11,724
Notes receivable from associated companies	—	115,345	—	(115,345)	—
Accounts receivable (payable) from (to) associated companies	(73,702)	38,088	35,614	—	—
Investment in POAMI	11,068	—	—	(11,068)	—
Investment in subsidiary guarantors	—	136,533	—	(136,533)	—
Total assets	$(62,634)	$691,341	$284,372	$(268,136)	$644,943
Liabilities and Stockholders’ Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,421	$57	$—	$5,478
Accounts payable	—	3,958	1,273	—	5,231
Accrued liabilities	1,101	25,772	8,976	(5,190)	30,659
Deferred revenue	—	34,623	11,677	—	46,300
Total current liabilities	1,101	69,774	21,983	(5,190)	87,668
Long-term debt and capital leases, net of current portion	—	518,227	122,556	(115,345)	525,438
Deferred customer acquisition revenue	—	91,260	866	—	92,126
Deferred tax liability	—	—	1,149		1,149
Other liabilities	—	1,012	1,285	—	2,297
Total liabilities	1,101	680,273	147,839	(120,535)	708,678
Stockholders’ Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	180,441	1,511,014	278,293	(1,789,307)	180,441
Accumulated other comprehensive gain	474	474	—	(474)	474
Deficit	(244,903)	(1,500,422)	(141,761)	1,642,183	(244,903)
Total stockholders’ equity (deficiency in assets)	(63,735)	11,068	136,533	(147,601)	(63,735)
Total liabilities and stockholders’ equity (deficiency in assets)	$(62,634)	$691,341	$284,372	$(268,136)	$644,943

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

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$157,956	$92,064	$—	$250,020
Installation and other	—	26,879	1,135	—	28,014
Total revenue	—	184,835	93,199	—	278,034
Cost of revenue:
Monitoring and related services	—	49,108	34,658	—	83,766
Installation and other	—	34,014	2,152	—	36,166
Total cost of revenue	—	83,122	36,810	—	119,932
Operating expenses:
Selling	—	39,037	3,096	—	42,133
General and administrative	4,019	49,899	5,633	—	59,551
Amortization and depreciation	—	24,009	26,056	—	50,065
Impairment of trade name	—	—	475	—	475
Holding company allocation	(2,929)	2,740	189	—	—
Corporate overhead allocation	—	(10,488)	10,488	—	—
Total operating expenses	1,090	105,197	45,937	—	152,224
Operating (loss) income	(1,090)	(3,484)	10,452	—	5,878
Other expense (income):
Interest expense	—	38,434	8,824	(10,382)	36,876
Interest income	—	(11,133)	(1)	10,382	(752)
Loss on retirement of debt	—	12,788	—	—	12,788
Other	—	(68)	(9)	—	(77)
Equity loss (income) in subsidiary	42,221	(1,462)	—	(40,759)	—
Total other expense	42,221	38,559	8,814	(40,759)	48,835
(Loss) income before income taxes	(43,311)	(42,043)	1,638	40,759	(42,957)
Income tax expense	—	178	176	—	354
Net (loss) income	$(43,311)	$(42,221)	$1,462	$40,759	$(43,311)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$163,738	$66,296	$—	$230,034
Installation and other	—	21,600	3,694	—	25,294
Total revenue	—	185,338	69,990	—	255,328
Cost of revenue:
Monitoring and related services	—	48,537	23,113	—	71,650
Installation and other	—	25,988	4,227	—	30,215
Total cost of revenue	—	74,525	27,340	—	101,865
Operating expenses:
Selling	—	31,717	3,363	—	35,080
General and administrative	4,641	41,877	10,915	—	57,433
Merger related severance	—	—	3,603	—	3,603
Amortization and depreciation	3	23,332	21,052	—	44,387
Holding company allocation	(3,463)	2,770	693	—	—
Corporate overhead allocation	—	(3,510)	3,510	—	—
Total operating expenses	1,181	96,186	43,136	—	140,503
Operating (loss) income	(1,181)	14,627	(486)	—	12,960
Other expense (income):
Interest expense	—	37,230	6,327	(7,148)	36,409
Interest income	—	(8,422)	(666)	7,148	(1,940)
Other	—	(67)	—	—	(67)
Equity loss (income) in subsidiary	20,863	6,789	—	(27,652)	—
Total other expense	20,863	35,530	5,661	(27,652)	34,402
Loss before income taxes	(22,044)	(20,903)	(6,147)	27,652	(21,442)
Income tax (benefit) expense	—	(40)	642	—	602
Net loss	$(22,044)	$(20,863)	$(6,789)	$27,652	$(22,044)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$53,305	$30,887	$—	$84,192
Installation and other	—	9,540	324	—	9,864
Total revenue	—	62,845	31,211	—	94,056
Cost of revenue:
Monitoring and related services	—	15,598	12,350	—	27,948
Installation and other	—	12,466	728	—	13,194
Total cost of revenue	—	28,064	13,078	—	41,142
Operating expenses:
Selling	—	13,821	826	—	14,647
General and administrative	1,377	16,924	2,141	—	20,442
Amortization and depreciation	—	7,995	8,436	—	16,431
Impairment of trade name	—	—	475	—	475
Holding company allocation	(1,001)	1,001	—	—	—
Corporate overhead allocation	—	(2,977)	2,977	—	—
Total operating expenses	376	36,764	14,855	—	51,995
Operating (loss) income	(376)	(1,983)	3,278	—	919
Other expense (income):
Interest expense	—	12,739	2,940	(3,460)	12,219
Interest income	—	(3,635)	—	3,460	(175)
Other	—	(22)	(9)	—	(31)
Equity loss (income) in subsidiary	10,768	(324)	—	(10,444)	—
Total other expense	10,768	8,758	2,931	(10,444)	12,013
(Loss) income before income taxes	(11,144)	(10,741)	347	10,444	(11,094)
Income tax expense	—	27	23	—	50
Net (loss) income	$(11,144)	$(10,768)	$324	$10,444	$(11,144)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated

Revenues:
Monitoring and related services	$—	$61,188	$23,065	$—	$84,253
Installation and other	—	7,223	2,047	—	9,270
Total revenues	—	68,411	25,112	—	93,523
Cost of revenues:
Monitoring and related services	—	17,553	9,103	—	26,656
Installation and other	—	9,163	2,010	—	11,173
Total cost of revenues	—	26,716	11,113	—	37,829
Operating expenses:
Selling	—	10,749	1,559	—	12,308
General and administrative	1,360	14,887	3,931	—	20,178
Merger related severance	—	—	1,185		1,185
Amortization and depreciation	1	7,888	9,940	—	17,829
Holding company allocation	(925)	740	185	—	—
Corporate overhead allocation	—	(1,202)	1,202	—	—
Total operating expenses	436	33,062	18,002	—	51,500
Operating (loss) income	(436)	8,633	(4,003)	—	4,194
Other expense (income):
Interest expense	—	13,741	2,981	(3,460)	13,262
Interest income	—	(4,022)	88	3,460	(474)
Other	—	(22)	—	—	(22)
Equity loss in subsidiary	8,248	7,362	—	(15,610)	—
Total other expense	8,248	17,059	3,069	(15,610)	12,766
Loss before income taxes	(8,684)	(8,426)	(7,072)	15,610	(8,572)
Income tax (benefit) expense	—	(178)	290	—	112
Net loss	$(8,684)	$(8,248)	$(7,362)	$15,610	$(8,684)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$11	$12,124	$34,229	$—	$46,364
Cash flows from investing activities:
Deferred customer acquisition costs	—	(46,620)	(3,103)	—	(49,723)
Deferred customer acquisition revenue	—	22,161	90	—	22,251
Purchase of rental equipment	—	(4,093)	—	—	(4,093)
Purchase of property and equipment	—	(2,842)	(1,645)	—	(4,487)
Purchase of new accounts	—	(695)	—	—	(695)
Reduction of restricted cash	—	783	834	—	1,617
Proceeds from disposition of assets and other	—	78	17	—	95
Net cash used in investing activities	—	(31,228)	(3,807)	—	(35,035)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(120,170)	—	—	(120,170)
Proceeds from borrowings	—	110,340	—	—	110,340
Debt issue costs	—	(2,020)	—	—	(2,020)
To (from) related companies	(11)	30,961	(30,950)	—	—
Net cash (used in) provided by financing activities	(11)	19,111	(30,950)	—	(11,850)
Net increase (decrease) in cash and cash equivalents	—	7	(528)	—	(521)
Cash and cash equivalents:
Beginning of period	—	40,607	392	—	40,999
End of period	$—	$40,614	$(136)	$—	$40,478

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2007

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$88	$28,804	$13,573	$—	$42,465
Cash flows from investing activities:
Deferred customer acquisition costs	—	(41,747)	(2,857)	—	(44,604)
Deferred customer acquisition revenue	—	22,347	134	—	22,481
Purchase of rental equipment	—	(3,135)	—	—	(3,135)
Purchase of property and equipment	—	(2,766)	(785)	—	(3,551)
Purchase of new accounts	—	(351)	(556)		(907)
Proceeds from disposition of assets	—	209	5,457	—	5,666
Net cash acquired in merger with IASG	(6,413)	(1,475)	11,030		3,142
Net cash (used in) provided by investing activities	(6,413)	(26,918)	12,423	—	(20,908)
Cash flows from financing activities:
Payments on long-term debt	—	(3,072)	(79)	—	(3,151)
Debt issue costs	—	(1,665)	—	—	(1,665)
Stock issue costs	(141)	—	—	—	(141)
To (from) related companies	6,466	19,637	(26,103)	—	—
Net cash provided by (used in) financing activities	6,325	14,900	(26,182)	—	(4,957)
Net increase (decrease) in cash and cash equivalents	—	16,786	(186)	—	16,600
Cash and cash equivalents:
Beginning of period	—	24,569	31	—	24,600
End of period	$—	$41,355	$(155)	$—	$41,200

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We believe we are the third largest provider of electronic security installation and monitoring in the United States, as measured by recurring monthly revenue, or RMR.  As of September 30, 2008, we served approximately 837,000 residential and business customers and approximately 1.0 million sites through our Wholesale operations.  Generating cash flow to fund growth and investment in new customers, as well as for debt service, is essential to our operations.

We organize our operations into the following three business segments:

Retail.  Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs. As of September 30, 2008, we served approximately 580,000 retail customers across the nation.  Our Retail segment accounted for 76.5% of our RMR at September 30, 2008, of which 29.1% was attributable to commercial customers.

Wholesale.  We contract with independent security alarm dealers nationwide to provide alarm system monitoring services to their residential and business customers.  As of September 30, 2008, our Wholesale segment served approximately 4,600 dealers by monitoring approximately one million homes and businesses on their behalf.  We also provide business support services and financing assistance for these independent dealers in the form of loans secured by customer accounts.   The top 10 wholesale dealers accounted for 49.5% of wholesale monitored sites and 39.9% of Wholesale RMR as of September 30, 2008.

Multifamily.  We provide monitoring and maintenance services for electronic security systems to tenants of multifamily residences under long-term contracts with building owners and managers. Multifamily service contracts, which have initial terms that fall within a range of five to ten years and average eight years at inception, tend to provide higher operating margins than Retail or Wholesale contracts due primarily to the highly automated nature of the services. We provided alarm monitoring services to approximately 250,000 units in over 500 cities as of September 30, 2008.

The table below identifies our consolidated revenue by segment for the periods presented (dollars in thousands):

	Nine months ended September 30,
	2008		2007
Segment	Revenue	Percent	Revenue	Percent
Retail	$218,301	78.5%	$204,827	80.2%
Wholesale	36,407	13.1	26,023	10.2
Multifamily	23,326	8.4	24,478	9.6
Total	$278,034	100.0%	$255,328	100.0%

	Three months ended September 30,
	2008		2007
Segment	Revenue	Percent	Revenue	Percent
Retail	$73,559	78.2%	$73,518	78.6%
Wholesale	12,758	13.6	11,988	12.8
Multifamily	7,739	8.2	8,017	8.6
Total	$94,056	100.0%	$93,523	100.0%

Important Matters

Refinancing.  On March 14, 2008, we borrowed $110.3 million under a new unsecured term loan facility to allow us to redeem all of our Senior Subordinated Notes.  The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013.  Using the proceeds from the Unsecured Term Loan and available cash on hand, we deposited with the trustee an amount sufficient to redeem all of the Senior Subordinated Notes.  Accordingly, our obligations under the Senior Subordinated Notes Indenture were satisfied and discharged effective March 14, 2008.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned approximately 70% of our common stock as of September 30, 2008 and one of our former directors is affiliated with Arlon Group.

Financial Results.  We have consolidated the financial results of IASG beginning on April 2, 2007.  Pro forma information for the first nine months of 2007, which includes IASG financial results as if the Merger had been consummated on January 1, 2007, is included in Note 7 to the Condensed Consolidated Financial Statements.

Summary of Other Significant Matters

Net Loss.  We incurred a net loss of $43.3 million for the nine months ended September 30, 2008.  The net loss reflects substantial charges incurred by us for amortization of customer accounts and other intangibles, interest incurred on indebtedness, and a loss of $12.8 million on the early redemption of our Senior Subordinated Notes.

Recurring Monthly Revenue.  At various times during each year, we measure all of the recurring monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period.  Our computation of RMR may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles, or GAAP.  RMR was $26.9 million and $26.7 million as of September 30, 2008 and 2007, respectively.  We believe that achieving consistent increases in RMR will require lowering attrition on the RMR acquired from IASG and generating more RMR from our marketing programs.  RMR growth in the nine months ended September 30, 2008 was primarily due to growth in our Wholesale segment.  RMR additions from direct sales and account purchases in the nine and three months ended September 30, 2008 were offset by continued attrition on the acquired IASG portfolio.

Each segment’s share of our recurring monthly revenue and our composition of monitored sites by segment at September 30 for the years presented were as follows:

	Percentage of Total
	2008		2007
Segment	Recurring Monthly Revenue	Sites	Recurring Monthly Revenue	Sites
Retail	76.5%	31.6%	77.3%	35.2%
Wholesale	15.0	54.6	13.4	48.5
Multifamily	8.5	13.8	9.3	16.3
Total	100.0%	100.0%	100.0%	100.0%

Our RMR includes amounts billable to customers with past due balances which we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract.  As a result, we actively work to collect amounts owed to us and to retain the customer at the same time.  As a general rule, we accrue for the cancellation of customer RMR when a balance of more than one times the customer’s RMR becomes 120 days past due.  Exceptions to this rule are made when an evaluation of the ongoing customer relationship indicates that payment for the past due balance is likely to be received.

We believe the presentation of RMR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from customer fees produced by a monitored security alarm company such as ours.  The table below reconciles our RMR to revenue reflected on our consolidated statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007
Recurring Monthly Revenue at September 30	$26,883	$26,651
Amounts excluded from RMR:
Amortization of deferred revenue	1,211	941
Installation and other revenue (a)	3,232	3,414
Revenue (GAAP basis):
September	31,326	31,006
January – August	246,708	224,322
Total period revenue	$278,034	$255,328

	Three Months Ended September 30,
	2008	2007
Recurring Monthly Revenue at September 30	$26,883	$26,651
Amounts excluded from RMR:
Amortization of deferred revenue	1,211	941
Installation and other revenue (a)	3,232	3,414
Revenue (GAAP basis):
September	31,326	31,006
July – August	62,730	62,517
Total period revenue	$94,056	$93,523

(a) Revenue that is not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2008				2007
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Beginning RMR balance	$20,628	$3,615	$2,463	$26,706	$16,429	$963	$2,596	$19,988
RMR additions from direct sales	1,784	1,107	86	2,977	1,732	571	61	2,364
RMR additions from Merger	—	—	—	—	4,133	2,549	—	6,682
RMR from account purchases	29	—	—	29	30	—	—	30
RMR losses (a)	(2,111)	(694)	(308)	(3,113)	(1,896)	(465)	(213)	(2,574)
Price increases and other (b)	221	10	53	284	163	(40)	38	161
Ending RMR balance	$20,551	$4,038	$2,294	$26,883	$20,591	$3,578	$2,482	$26,651

	Three Months Ended September 30,
	2008				2007
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Beginning RMR balance	$20,572	$3,965	$2,378	$26,915	$20,661	$3,679	$2,505	$26,845
RMR additions from direct sales	594	337	24	955	600	149	26	775
RMR from account purchases	23	—	—	23	11	—	—	11
RMR losses (a)	(749)	(264)	(124)	(1,137)	(744)	(211)	(61)	(1,016)
Price increases and other (b)	111	—	16	127	63	(39)	12	36
Ending RMR balance	$20,551	$4,038	$2,294	$26,883	$20,591	$3,578	$2,482	$26,651

(a)          RMR losses include price decreases

(b)         2008 retail price increases and other includes the impact of cancellations related to our analog to digital cellular replacement program.

Monitoring and Related Services Margin.   Monitoring and related services revenue comprised nearly 90% of our total revenue for each of the nine and three month periods ended September 30, 2008 and 2007.  The table below identifies the monitoring and related services gross margin and gross margin as a percentage of monitoring and related services revenue for the presented periods (dollars in thousands):

	Nine Months Ended September 30,
	2008				2007
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Monitoring and related services revenue	$191,262	$35,761	$22,997	$250,020	$180,250	$25,722	$24,062	$230,034
Cost of monitoring and related services (exclusive of depreciation)	57,027	20,928	5,811	83,766	53,202	12,714	5,734	71,650
Gross margin	$134,235	$14,833	$17,186	$166,254	$127,048	$13,008	$18,328	$158,384

Gross margin %	70.2%	41.5%	74.7%	66.5%	70.5%	50.6%	76.2%	68.9%

	Three Months Ended September 30,
	2008				2007
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Monitoring and related services revenue	$64,013	$12,574	$7,605	$84,192	$64,584	$11,687	$7,982	$84,253
Cost of monitoring and related services (exclusive of depreciation)	18,737	7,189	2,022	27,948	18,628	6,147	1,881	26,656
Gross margin	$45,276	$5,385	$5,583	$56,244	$45,956	$5,540	$6,101	$57,597

Gross margin %	70.7%	42.8%	73.4%	66.8%	71.2%	47.4%	76.4%	68.4%

For the nine and three months ended September 30, 2008, our total monitoring and related services gross margin percentage decreased from the prior period primarily due to the growth of our Wholesale segment as a result of the Merger, which was proportionately greater than the growth of our Retail segment.  The Wholesale gross margin percentage is typically lower than Retail and Multifamily gross margin percentages due to the reduced number of services we provide to dealers compared to the number of services we provide to our Retail and Multifamily customers.  Acquisition costs per monitored wholesale site are also significantly lower.  In addition, Wholesale costs for the nine and three months ended September 30, 2008 increased faster than revenue compared to the three months ended September 30, 2007 because (i) we improved service levels in the acquired monitoring centers by increasing staffing; (ii) revenue growth came from monitored sites with lower than average RMR and higher costs to service including two-way voice verification and line security; and (iii) we increased staffing levels in two of the acquired monitoring centers in connection with monitoring and billing platform upgrades that were completed in early July 2008.

Our Retail monitoring and related services gross margin percentage has decreased for the nine and three months ended September 30, 2008 from the prior period due to several factors, including as applicable (i) an increase in the percentage of commercial customers in our base that purchase enhanced services, such as remote video monitoring and fire inspections, which typically result in lower margins, (ii) rising fuel costs and (iii) increased third party costs for patrol services due to the Merger, which increased our account concentration in cities that have a non-response ordinance.  We expect these factors will continue to have an impact on our gross margin in the near to medium term.  Also, cost of monitoring and related services for the nine months ended September 30, 2008 includes some costs incurred in connection with our analog to digital cellular replacement program that was largely completed in the first quarter.

For the nine and three months ended September 30, 2008, monitoring and related services gross margin percentage in our Multifamily segment was lower than in the prior period because revenue in this segment decreased faster than we were able to reduce costs.

Customer Creation and Marketing. Our current customer acquisition strategy for our Retail segment relies primarily on internally generated sales, utilizing personnel in our existing branch infrastructure.  The internal sales program for our Retail segment generated $1.8 million and $1.7 million of new RMR in the nine months ended September 30, 2008 and 2007, respectively, and $0.6 million of new RMR in each of the three month periods ended September 30, 2008 and 2007.  The internal sales program for our Wholesale segment generated $1.1 million and $0.6 million of new Wholesale RMR in the nine months ended September 30, 2008 and 2007, respectively, and $0.3 million and $0.1 million of new Wholesale RMR in the three months ended September 30, 2008 and 2007, respectively.

Until June 30, 2008, we were a partner in a marketing alliance with AT&T (through AT&T’s acquisition of BellSouth) through which we offered, through our Retail segment, monitored security services to the residential, single-family market and to businesses in 17 of the larger metropolitan markets in a nine-state region of the southeastern United States.  Upon termination of the agreement on June 30, 2008, we agreed to make a one-time payment of $2.3 million in satisfaction of our recurring royalty obligations under the AT&T agreement.  In addition, AT&T agreed to reimburse us $1.0 million for rebranding costs.  In July 2008, we made the $2.3 million payment to AT&T, net of the $1.0 million rebranding reimbursement.  The $2.3 million prepayment of royalty fees is an alternative payment arrangement to the original AT&T agreement, which called for paying a recurring fee for thirty-six months after the termination of the agreement.  As such, the prepayment will be amortized as an operating expense over the remaining three year contract period.  The $1.0 million rebranding reimbursement will be recorded in the current year as an offset to our total rebranding costs, which are expected to approximate $1.4 million in 2008.  As of September 30, 2008, $0.3 million of unreimbursed rebranding expense has been recognized as general and administrative expense.

Concurrent with the termination of the AT&T alliance, we implemented an integrated marketing program to increase awareness for the Protection One® brand name nationally and to generate new lead sources and opportunities.  We are reaching out to targeted customers, both residential and commercial, through a variety of mediums in a planned and sequenced manner.  These channels will include, but are not limited to, on-line programs and placements, third-party purchases, outbound calling and, to a lesser extent, traditional mass communications, such as radio, print and direct mail.

We will continue to analyze opportunities for alliance partnerships which benefit our Retail segment.  We are disciplined in our assessment of alliance opportunities, taking into account many factors such as brand impact, sales channel consideration and financial return.

RMR Attrition.  Attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flow.  We monitor attrition on a quarterly annualized and trailing twelve-month basis.  This method utilizes each segment’s average RMR base for the applicable period in measuring attrition.  Therefore, in periods of RMR growth, the computation of RMR attrition may result in a number less than would be expected in periods when RMR remains stable.  In periods of RMR decline, the computation of RMR attrition may result in a number greater than would be expected in periods when RMR remains stable.  We believe the presentation of RMR attrition is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  In addition, we believe RMR attrition information is more useful than customer account attrition because it reflects the economic impact of customer losses.

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

As defined above, RMR gross attrition by business segment at September 30, 2008 and 2007 is summarized below:

	Recurring Monthly Revenue Attrition
	September 30, 2008		September 30, 2007
	Annualized Third Quarter	Trailing Twelve Months	Annualized Third Quarter	Trailing Twelve Months
Retail	14.6%	13.6%	14.4%	12.8%
Wholesale	26.4%	23.4%	23.3%	22.3%
Multifamily	21.2%	15.2%	9.6%	13.7%

In the table below, in order to enhance the comparability of our attrition results with those of other industry participants, many of which report attrition net of move-in accounts, we define the denominator the same as above but define the numerator as the gross amount of lost RMR, which includes price decreases, for a given period reduced by RMR added from move-in accounts.

	Recurring Monthly Revenue Attrition
	September 30, 2008		September 30, 2007
	Annualized Third Quarter	Trailing Twelve Months	Annualized Third Quarter	Trailing Twelve Months
Retail	12.7%	11.8%	12.5%	10.8%

Our actual attrition experience shows that the relationship period with any individual customer can vary significantly.  Customers discontinue service with us for a variety of reasons, including relocation, service issues and cost.  A portion of our acquired customer base can be expected to discontinue service every year.   Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.  We continue to experience higher than expected attrition on the acquired IASG portfolio and higher cancellation rates on the remainder of the customer base arising from financial reasons.  To a much greater extent than Retail, Wholesale attrition can be affected by the decisions of its largest dealers.  Multifamily experienced elevated attrition from the uncertain collection status of a few large customers which resulted in an increase in RMR at risk.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented.  Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results.  There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first nine months of fiscal 2008 except as noted below.

Revenue and Expense Recognition. The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the nine and three months ended September 30, 2008 and 2007.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations (dollars in thousands):

	Nine Months Ended September 30,
	2008			2007
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
Retail segment:
Total amount incurred	$39,447	$48,909	$40,070	$39,319	$43,573	$35,721
Amount deferred	(22,161)	(32,504)	(14,117)	(22,487)	(27,656)	(14,479)
Amount amortized	9,753	17,901	13,168	7,745	12,389	11,828
Amount included in Statement of Operations	$27,039	$34,306	$39,121	$24,577	$28,306	$33,070
Wholesale segment:
Total amount incurred (a)	$646	$—	$1,800	$301	$—	$962
Multifamily segment:
Total amount incurred	$305	$3,138	$1,423	$265	$2,625	$1,258
Amount deferred	(90)	(2,757)	(345)	6	(2,160)	(309)
Amount amortized	114	1,479	134	145	1,444	99
Amount included in Statement of Operations	$329	$1,860	$1,212	$416	$1,909	$1,048
Total company:
Total amount incurred	$40,398	$52,047	$43,293	$39,885	$46,198	$37,941
Amount deferred	(22,251)	(35,261)	(14,462)	(22,481)	(29,816)	(14,788)
Amount amortized	9,867	19,380	13,302	7,890	13,833	11,927
Amount reported in Statement of Operations	$28,014	$36,166	$42,133	$25,294	$30,215	$35,080

(a)          The wholesale segment revenue-other represents interest and fee income generated from our dealer loan program acquired in the Merger.

	Three Months Ended September 30,
	2008			2007
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
Retail segment:
Total amount incurred	$13,315	$15,744	$13,855	$14,145	$15,614	$12,252
Amount deferred	(7,268)	(10,257)	(4,464)	(7,906)	(9,699)	(4,910)
Amount amortized	3,499	7,048	4,445	2,695	4,570	4,094
Amount included in Statement of Operations	9,546	12,535	13,836	8,934	10,485	11,436
Wholesale segment:
Total amount incurred (a)	184	—	466	301	—	539
Multifamily segment:
Total amount incurred	94	1,328	431	1	944	405
Amount deferred	—	(1,182)	(134)	(1)	(896)	(123)
Amount amortized	40	513	48	35	640	51
Amount included in Statement of Operations	134	659	345	35	688	333
Total company:
Total amount incurred	13,593	17,072	14,752	14,447	16,558	13,196
Amount deferred	(7,268)	(11,439)	(4,598)	(7,907)	(10,595)	(5,033)
Amount amortized	3,539	7,561	4,493	2,730	5,210	4,145
Amount reported in Statement of Operations	$9,864	$13,194	$14,647	$9,270	$11,173	$12,308

(a)          The wholesale segment revenue-other represents interest and fee income generated from our dealer loan program acquired in the Merger.

In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, our Retail segment also capitalized purchases of rental equipment in the amount of $4.1 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively, and $1.4 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively.  We purchased customer accounts valued at $0.7 million and $0.9 million during the first nine months of 2008 and 2007, respectively, and $0.6 million and $0.3 million during the three months ended September 30, 2008 and 2007, respectively.  The increase in Retail costs incurred during the nine months ended September 30, 2008 relates to our analog to digital cellular replacement program, rising fuel costs and an increase in the sale of commercial lease products which have higher upfront costs.

Valuation of Goodwill and Trade Name

We evaluate goodwill for impairment annually as of the beginning of the third quarter and any time an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount.  Goodwill is recorded in our Retail, Wholesale and Multifamily operating segments, which are also reporting units for purposes of evaluating recorded goodwill for impairment.  If the carrying value of the reporting unit exceeds its fair value, we are required to reduce the carrying value of our goodwill.  Fair value was determined by management using a combined income and market approach with significant management assumptions required in arriving at our estimates of forecasted cash flows and weighted average cost of capital.  A valuation report was also obtained to assist in determining fair value.  There is considerable management judgment with respect to cash flow estimates used in determining fair value.  We completed our annual impairment testing during the third quarter of 2008 and determined that no impairment of goodwill was required.  There were no goodwill or trade name impairment charges recorded in 2007.

In connection with our annual impairment testing during the third quarter of 2008, an impairment charge of $0.5 million was recorded on the Network Multifamily® trade name.  The impairment is due to management’s expectation that revenue in the Multifamily segment will continue to decline, thereby reducing the fair value of the trade name below its carrying value.  We have reduced the level of additional investment in our Multifamily segment until economic conditions become more favorable, including  a scaling of its operations to keep costs in line with revenue.  Multifamily remains focused on serving the needs of its existing customer base.

New accounting standards

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the consideration of management’s internal cash flow and discount rate assumptions as well as illustrates how observable market information impacts fair value measurements in an inactive market.  The FSP is effective upon issuance and did not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No.157 to FASB Statement No.13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP FAS 157-1”).  FSP FAS 157-1 excludes FASB Statement No.13 as well as other accounting pronouncements that address fair value measurement on lease classification or measurement from the scope of SFAS 157.  During February 2008, the FASB also issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, (“FSP FAS 157-2”), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  Based on this guidance, we expect to adopt the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009. The adoption of SFAS 157, FSP FAS 157-1 and FSP FAS 157-2 did not have a material impact on our consolidated financial statements.

Operating Results

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Protection One Consolidated

Monitoring and related services revenue increased $20.0 million or 8.7% in the first nine months of 2008 compared to the first nine months of 2007.  This increase is primarily attributable to monitoring and related services revenue from our acquisition of IASG.  Cost of monitoring and related services revenue increased $12.1 million or 16.9% in the first nine months of 2008 compared to the first nine months of 2007.  An increase of $10.7 million is attributable to the Merger with the remainder resulting from an increase in Retail and Wholesale monitoring and service costs.  Selling expense increased by $7.1 million, which is attributable to planned investments in marketing and selling programs, an increase in amortization of previously deferred customer acquisition costs and an increase in commissions related to outright commercial sales.  General and administrative costs increased $2.1 million in the first nine months of 2008 compared to the first nine months of 2007, primarily due to an increase in employee benefit costs.

Interest expense increased for the first nine months of 2008 compared to the first nine months of 2007 due to our new $110.3 million Unsecured Term Loan and due to the issuance of the Senior Secured Notes in connection with the Merger.  The variable interest rate on the Unsecured Term Loan is significantly greater than the interest rate on the Senior Subordinated Notes it replaced.  These increases were partially offset by a reduction in the weighted average interest rate on our variable senior credit facility and a decrease in the amortization of debt discount due to the redemption of our Senior Subordinated Notes.   Interest expense for the first nine months of 2008 includes $1.7 million of amortized debt discounts, premium and debt issue costs compared to $4.9 million for the first nine months of 2007.  We also incurred a loss of $12.8 million on the early redemption of our Senior Subordinated Notes in the first quarter of 2008.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Nine Months Ended September 30,
	2008		2007
Revenue:
Monitoring and related services	$191,262	87.6%	$180,250	88.0%
Installation and other	27,039	12.4	24,577	12.0

Total revenue	218,301	100.0	204,827	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	57,027	26.1	53,202	26.0
Installation and other	34,306	15.7	28,306	13.8

Total cost of revenue (exclusive of amortization and depreciation shown below)	91,333	41.8	81,508	39.8

Selling expense	39,121	17.9	33,070	16.1
General and administrative expense	45,938	21.1	46,405	22.7
Merger related severance	—	—	3,603	1.8
Amortization of intangibles and depreciation expense	39,546	18.1	35,413	17.3
Total operating expenses	124,605	57.1	118,491	57.9
Operating income	$2,363	1.1%	$4,828	2.3%

2008 compared to 2007. The change in our Retail segment customer base for the period is shown below.

	Nine Months Ended September 30,
	2008	2007

Beginning Balance, January 1	602,519	506,688
Customer additions	39,785	43,608
Customer additions from Merger	—	115,175
Customer losses	(60,336)	(55,328)
Other adjustments	325	(1,391)
Ending Balance, September 30	582,293	608,752

For a roll-forward of Retail segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased $11.0 million, or 6.1%, in the first nine months of 2008 compared to the first nine months of 2007, primarily due to the addition of Retail customers acquired in the Merger.  Excluding the impact of the Merger, monitoring and related services revenue would have increased slightly from the same period in 2007 due to modest growth in RMR additions and price increases.  See “Summary of Other Significant Matters—Recurring Monthly Revenue,” above for additional information and discussion regarding the increase in recurring monthly revenue.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Installation and other revenue includes $9.8 million and $7.7 million of amortization of previously deferred revenue in the first nine months of 2008 and 2007, respectively.  The remaining $0.4 million increase in installation and other revenue the first nine months of 2008 compared to the first nine months of 2007 is primarily due to an increase in outright commercial sales related to the expansion of our commercial and national accounts sales force.  This revenue is generated from our internal installations of new alarm systems and consists primarily of sales of burglar alarm, closed circuit television, fire alarm and card access control systems to commercial customers, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue increased $3.8 million, or 7.2%, in the first nine months of 2008 compared to the first nine months of 2007, primarily due to the addition of Retail customers acquired through the Merger.  Cost of monitoring and related services revenue as a percentage of the related revenue in the first nine months of 2008 increased slightly to 29.8% from 29.5% in the first nine months of 2007.  Excluding the impact of the Merger, cost of monitoring and related services revenue increased 1.2%, due to an increase in service job costs related to maintaining and upgrading systems required to provide cellular-based monitoring services.  Monitoring costs, which include the costs of monitoring, billing, customer service and field operations, increased primarily as a result of an increase in the percentage of customers who chose lower margin, enhanced services in addition to basic monitoring services as well as the impact of higher fuel costs.  See “Monitoring and Related Services Margin” above, for additional information related to the increase in the cost of monitoring and related services revenue.

Cost of installation and other revenue includes $17.9 million in amortization of previously deferred customer acquisition costs for the first nine months of 2008 and $12.4 million for the first nine months of 2007.  The remaining $0.5 million increase in the first nine months of 2008 compared to the first nine months of 2007 is primarily due to an increase in cost of installation and other revenue related to the increase in outright commercial sales.  These costs consist primarily of equipment and labor charges to install alarm systems, closed circuit televisions, fire alarms and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense includes $13.2 million in amortization of previously deferred customer acquisition costs for the first nine months of 2008 and $11.8 million for the first nine months of 2007.   The remaining $4.7 million increase in the first nine months of 2008 compared to the first nine months of 2007 is due to increased spending on marketing and selling programs and to a lesser degree, higher commissions paid on outright sales.

General and administrative expense decreased $0.5 million, or 1.0%, in the first nine months of 2008 compared to the first nine months of 2007 due to decreases in wages and related expense but was offset by higher employee benefit costs.  As a percentage of revenue, general and administrative expense decreased to 21.1% in the first nine months of 2008 from 22.7% in the first nine months of 2007 as a result of increased scale arising from the Merger.

Amortization of intangibles and depreciation expense increased in the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of $3.5 million of amortization related to the acquisition of additional customers in the Merger and amortization of other intangibles related to the Merger.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Nine Months Ended September 30,
	2008		2007
Revenue:
Monitoring and related services	$35,761	98.2%	$25,722	98.8%
Other	646	1.8	301	1.2
Total revenue	36,407	100.0	26,023	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	20,928	57.5	12,714	48.9

Selling expense	1,800	5.0	962	3.7
General and administrative expense	7,289	20.0	5,157	19.8
Amortization of intangibles and depreciation expense	5,913	16.2	4,230	16.2
Total operating expenses	15,002	41.2	10,349	39.7
Operating income	$477	1.3%	$2,960	11.4%

2008 compared to 2007.    We provide monitoring service to customers of dealers, referred to as wholesale customers.  The dealers own customer accounts and contract with us for monitoring and other services.  The change in our Wholesale segment monitored site base for the period is shown below.

	Nine Months Ended September 30,
	2008	2007

Beginning Balance, January 1	865,163	194,185
Monitored site additions	301,964	140,591
Monitored site additions from Merger	—	597,478
Monitored site losses	(162,853)	(92,329)
Other adjustments	673	(354)
Ending Balance, September 30	1,004,947	839,571

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased $10.0 million, or 39.0%, in the first nine months of 2008 compared to the first nine months of 2007 due to the addition of customers acquired in the Merger as well as customer additions through summer selling programs.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.  Excluding the impact of customers acquired in the Merger, monitoring and related services revenue increased by 4.2% due to customer additions as a result of internal sales efforts.

Other revenue represents interest income and fees generated from our dealer loan program, which was acquired in the Merger.

Cost of monitoring and related services revenue increased $8.2 million, or 64.6%, in the first nine months of 2008 compared to the first nine months of 2007 and generally relates to the cost of providing monitoring service including the costs of monitoring and dealer care.  These costs increased by $7.4 million due to an increase in the customer base as a result of the Merger.  As a percentage of the related revenue, cost of monitoring and related services revenue increased to 58.5% in the first nine months of 2008 from 49.4% in the first nine months of 2007.  Wholesale costs in 2008 increased faster than revenue compared to 2007 because (i) we improved service levels in the acquired monitoring centers by increasing staffing; (ii) revenue growth came from monitored sites with lower than average RMR and higher costs to service including two-way voice verification and line security; and (iii) we increased staffing levels in two of the acquired monitoring centers in connection with the monitoring and billing platform upgrades completed in July 2008.

Selling expense for the first nine months of 2008 increased $0.8 million, or 87.1%, compared to the first nine months of 2007 due to an expansion of our sales force and an increase in internal marketing and selling efforts, including advertising and trade show participation, to support the increased size of the Wholesale operations.

General and administrative expense increased $2.1 million, or 41.3%, in the first nine months of 2008 compared to the first nine months of 2007 primarily from labor and other general expenses as well as an increase in Wholesale’s share of corporate shared services, such as human resources and legal costs, which is based on each segment’s contribution to total revenue.  As a percentage of revenues for the first nine months of 2008, general and administrative expense was relatively consistent at 20.0% compared to 19.8% for the first nine months of 2007.

Amortization of intangibles and depreciation expense increased $1.7 million, or 39.8%, in the first nine months of 2008 compared to the first nine months of 2007 as a result of amortization of dealer relationships and other intangibles acquired in the Merger.

Multifamily Segment

Our Multifamily segment was unaffected by the Merger.  The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Nine Months Ended September 30,
	2008		2007
Revenue:
Monitoring and related services	$22,997	98.6%	$24,062	98.3%
Installation and other	329	1.4	416	1.7
Total revenue	23,326	100.0	24,478	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	5,811	24.9	5,734	23.4
Installation and other	1,860	8.0	1,909	7.8
Total cost of revenue (exclusive of amortization and depreciation shown below)	7,671	32.9	7,643	31.2

Selling expense	1,212	5.2	1,048	4.3
General and administrative expense	6,324	27.1	5,871	24.0
Amortization of intangibles and depreciation expense	4,606	19.8	4,744	19.4
Impairment of trade name	475	2.0	—	—
Total operating expenses	12,617	54.1	11,663	47.7
Operating income	$3,038	13.0%	$5,172	21.1%

2008 compared 2007. The change in our Multifamily segment monitored site base for the period is shown below.

	Nine Months Ended September 30,
	2008	2007

Beginning Balance, January 1,	277,743	293,139
Monitored site additions	7,841	6,106
Monitored site losses	(30,744)	(17,980)
Ending Balance, September 30,	254,840	281,265

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue decreased $1.1 million, or 4.4%, in the first nine months of 2008 compared to the first nine months of 2007.  This decrease is the result of the decline in our monitored site base and related monitoring and services revenue.  Monitored site losses in the Multifamily segment continue to exceed monitored site additions.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Installation and other revenue decreased in the first nine months of 2008 compared to the first nine months of 2007 primarily due to a decrease of $0.1 million from installation activity and the sale of access control systems.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring services including the costs of monitoring, customer service and field operations.  These costs increased less than $0.1 million, or 1.3%, in the first nine months of 2008 compared to the first nine months of 2007.  Cost of monitoring and related services revenue as a percentage of related revenue was 25.3% and 23.8% for the nine months ended September 30, 2008 and 2007, respectively.  The increase in these costs is due to higher fuel costs partially offset by lower costs to monitor and service the decline in the Multifamily segment customer base.

Cost of installation and other revenue decreased by less than $0.1 million in the first nine months of 2008 compared to the same period of 2007 due to lower installation revenue.  These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.

Selling expense for the first nine months of 2008 increased $0.2 million, or 15.6%, compared to the first nine months of 2007.  The increase is primarily attributable to an increase in trade show participation and wages and related expense.

General and administrative expense in the first nine months of 2008 increased $0.5 million, or 7.7%, compared to the first nine months of 2007.  This increase is primarily attributable to an increase in bad debt expense on uncollectible accounts in the first nine months of 2008 compared to the first nine months of 2007.  Additional spending on corporate marketing also contributed to the increase.

Amortization of intangibles and depreciation expense for the first nine months of 2008 decreased $0.1 million compared to the first nine months of 2007.

Impairment of trade name is the result of a decrease in the value of the Network Multifamily® trade name as determined through our annual impairment testing.  The value of the trade name decreased due to the expectation that revenue will continue to decline in the Multifamily segment.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Protection One Consolidated

Monitoring and related services revenue decreased $0.1 million, or 0.1%, in the third quarter of 2008 compared to the third quarter of 2007.  This decrease is attributable to attrition of customers acquired in our Merger with IASG and decreased revenue from our Multifamily segment which was offset by an increase in Wholesale revenue.  Cost of monitoring and related services revenue increased $1.3 million, or 4.8%, in the third quarter of 2008 compared to the third quarter of 2007 and is primarily due to the increase in Wholesale revenue.   See “Summary of Other Significant Matters—Monitoring and Related Services Margin” above, for factors contributing to the increase in these costs.  Selling expense increased by $2.3 million, or 19.0%, in the third quarter of 2008 compared to the third quarter of 2007, which is attributable to planned investments in increased brand awareness and marketing programs and an increase in amortization of previously deferred customer acquisition costs.  General and administrative costs increased $0.3 million in the third quarter of 2008 compared to the third quarter of 2007, primarily due to increased employee benefit costs.

Interest expense decreased for the third quarter of 2008 compared to the third quarter of 2007 due to lower debt discount amortization as a result of refinancing our Senior Subordinated Notes.  Interest expense for the third quarter of 2008 includes $0.1 million of amortized debt discounts, premium and debt issue costs compared to $1.6 million for the third quarter of 2007.  An increase in interest expense related to the Unsecured Term Loan was partially offset by a reduction in the weighted average interest rate on our variable senior credit facility and a decrease in amortization of debt discounts.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
Revenue:
Monitoring and related services	$64,013	87.0%	$64,584	87.8%
Installation and other	9,546	13.0	8,934	12.2

Total revenue	73,559	100.0	73,518	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	18,737	25.5	18,628	25.3
Installation and other	12,535	17.0	10,485	14.3

Total cost of revenue (exclusive of amortization and depreciation shown below)	31,272	42.5	29,113	39.6

Selling expense	13,836	18.8	11,436	15.5
General and administrative expense	15,514	21.1	16,514	22.5
Merger related severance	—	—	1,185	1.6
Amortization of intangibles and depreciation expense	12,968	17.6	14,022	19.1
Total operating expenses	42,318	57.5	43,157	58.7
Operating (loss) income	$(31)	0.0%	$1,248	1.7%

2008 compared to 2007. The change in our Retail segment customer base for the period is shown below.

	Three Months Ended September 30,
	2008	2007

Beginning Balance, July 1	590,523	617,325
Customer additions	12,871	15,245
Customer losses	(21,000)	(22,068)
Other adjustments	(101)	(1,750)
Ending Balance, September 30	582,293	608,752

For a roll-forward of Retail segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue decreased $0.6 million, or 0.9%, in the third quarter of 2008 compared to the third quarter of 2007, primarily due to attrition of customers acquired in the Merger and slightly lower RMR during the period.  See “Summary of Other Significant Matters—Recurring Monthly Revenue,” above for additional information regarding the change in recurring monthly revenue in the third quarter of 2008.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Installation and other revenue includes $3.5 million in amortization of previously deferred customer acquisition revenue for the third quarter of 2008 and $2.7 million for the third quarter of 2007.  Aside from the increase in amortization, installation and other revenue for the third quarter of 2008 decreased $0.2 million compared to the third quarter of 2007 due to a slight decrease in commercial outright sales.  Commercial installation revenue is generated from installing new electronic security systems, including burglar alarm, closed circuit television, fire alarm and card access control systems to businesses, as well as amortization of previously deferred revenue.

Cost of monitoring and related services revenue increased $0.1 million, or 0.6%, in the third quarter of 2008 compared to the third quarter of 2007.  Cost of monitoring and related services revenue as a percentage of the related revenue was 29.3% and 28.8% in the third quarter of 2008 and 2007, respectively.  Higher costs to service the customer account base, including higher fuel costs, and increases in expense in our call centers are the primary reason for the increase.  Monitoring costs include the costs of monitoring, billing, customer service and field operations.

Cost of installation and other revenue includes $7.0 million in amortization of previously deferred customer acquisition costs for the third quarter of 2008 and $4.6 million for the third quarter of 2007.  Aside from amortization of previously deferred costs, cost of installation and other revenue in the third quarter of 2008 decreased from the third quarter of 2007 due to slightly lower commercial outright sales.  These costs consist primarily of equipment and labor charges to install alarm, closed circuit television, fire alarm and card access control systems sold to our customers, as well as amortization of previously deferred customer acquisition costs.

Selling expense includes $4.4 million and $4.1 million of amortization of previously deferred customer acquisition costs in the third quarter of 2008 and 2007, respectively.  Other selling expense increased $2.1 million in the third quarter of 2008 compared to the third quarter of 2007.  The increase is due to planned spending on marketing and selling programs.

General and administrative expense decreased $1.0 million, or 6.1%, in the third quarter of 2008 compared to the third quarter of 2007.  Increases in employee benefit costs were offset by decreases in fees paid for outside services as well as labor efficiencies gained through the Merger.  As a percentage of revenue, general and administrative expense decreased to 21.1% in the third quarter of 2008 from 22.5% in the third quarter of 2007.

Amortization of intangibles and depreciation expense decreased $1.1 million in the third quarter of 2008 compared to the third quarter of 2007 primarily as a result of a decrease in the amortization of customer accounts.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
Revenue:
Monitoring and related services	$12,574	98.6%	$11,687	97.5%
Other	184	1.4	301	2.5
Total revenue	12,758	100.0	11,988	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	7,189	56.3	6,147	51.3

Selling expense	466	3.7	539	4.5
General and administrative expense	2,655	20.8	1,718	14.3
Amortization of intangibles and depreciation expense	1,925	15.1	2,229	18.6
Total operating expenses	5,046	39.6	4,486	37.4
Operating income	$523	4.1%	$1,355	11.3%

2008 compared to 2007.    We provide monitoring service to customers of dealers, referred to as wholesale customers.  The dealers own customer accounts and contract with us for monitoring and other services.  The change in our Wholesale segment monitored site base for the period is shown below.

	Three Months Ended September 30,
	2008	2007

Beginning Balance, July 1	969,479	839,692
Monitored site additions	94,995	35,310
Monitored site losses	(59,469)	(35,427)
Other adjustments	(58)	(4)
Ending Balance, September 30	1,004,947	839,571

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue increased $0.9 million, or 7.6%, in the third quarter of 2008 compared to the third quarter of 2007 due to the addition of customers in connection with summer selling programs.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Other revenue represents interest and fee income generated from our dealer loan program, which was acquired in the Merger.

Cost of monitoring and related services revenue increased $1.0 million, or 17.0%, in the third quarter of 2008 compared to the third quarter of 2007 and generally relates to the cost of providing monitoring service, including the costs of monitoring and dealer care.  As a percentage of the related revenue, cost of monitoring and related services revenue increased to 57.2% in the third quarter of 2008 from 52.6% in the third quarter of 2007.  Wholesale costs in the three months ended September 30, 2008 increased faster than revenue compared to the three months ended September 30, 2007 because (i) revenue growth came from monitored sites with lower than average RMR and higher costs to service including two-way voice verification and line security; and (ii) we increased staffing levels in two of the acquired monitoring centers in connection with the monitoring and billing platform upgrades completed in July 2008.

Selling expense for the third quarter of 2008 decreased by $0.1 million, or 13.5%, compared to the third quarter of 2007.  The decrease is due to timing of advertising and trade show participation.  Such costs are expected to occur in the fourth quarter of 2008.

General and administrative expense increased $0.9 million, or 54.5% in the third quarter of 2008 compared to the third quarter of 2007 and also increased as a percentage of revenues for the third quarter of 2008 to 20.8% compared to 14.3% for the third quarter of 2007.  The increase is due to Wholesale’s share of corporate shared services, such as human resources and legal costs, which is based on each segment’s contribution to total revenue.

Amortization of intangibles and depreciation expense decreased $0.3 million in the third quarter of 2008 compared to the third quarter of 2007 as a result of a decrease in amortization of dealer relationships acquired in the Merger.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
Revenue:
Monitoring and related services	$7,605	98.3%	$7,982	99.6%
Installation and other	134	1.7	35	0.4
Total revenue	7,739	100.0	8,017	100.0

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	2,022	26.1	1,881	23.5
Installation and other	659	8.5	688	8.6
Total cost of revenue (exclusive of amortization and depreciation shown below)	2,681	34.6	2,569	32.1

Selling expense	345	4.5	333	4.1
General and administrative expense	2,273	29.4	1,946	24.3
Amortization of intangibles and depreciation expense	1,538	19.9	1,578	19.7
Impairment of trade name	475	6.1	—	—
Total operating expenses	4,631	59.9	3,857	48.1
Operating income	$427	5.5%	$1,591	19.8%

2008 compared 2007.  The change in our Multifamily segment monitored site base for the period is shown below.

	Three Months Ended September 30,
	2008	2007

Beginning Balance, July 1,	264,699	285,020
Monitored site additions	2,501	2,154
Monitored site losses	(12,360)	(5,909)
Ending Balance, September 30,	254,840	281,265

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Other Significant Matters–Recurring Monthly Revenue,” above.

Monitoring and related services revenue decreased $0.4 million, or 4.7%, in the third quarter of 2008 compared to the third quarter of 2007.  This decrease is the result of the decline in our customer base and related monitoring and service revenue.  The Multifamily segment monitored site losses continue to exceed monitored site additions.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service.

Installation and other revenue increased $0.1 million primarily due to the timing of installation activity and an increase in revenue from the sale of access control systems.  Installation jobs in the Multifamily segment span more than one quarter and fewer jobs were completed during the third quarter of 2007.

Cost of monitoring and related services revenue generally relates to the cost of providing monitoring service including the costs of monitoring, customer service and field operations.  These costs increased $0.1 million, or 7.5%, in the third quarter of 2008 compared to the third quarter of 2007.  Cost of monitoring and related services revenue as a percentage of related revenue increased to 26.6% in the third quarter of 2008 from 23.6% in the third quarter of 2007 primarily due to increased service costs.

Cost of installation and other revenue in the third quarter of 2008 was consistent with the third quarter of 2007.  These costs consist primarily of the costs to install access control systems and amortization of installation costs previously deferred.

Selling expense in the third quarter of 2008 was consistent with the third quarter of 2007.

General and administrative expense increased $0.3 million, or 16.8%, in the third quarter of 2008 compared to the third quarter of 2007.  This increase is primarily attributable to an increase in bad debt expense on uncollectible accounts during the third quarter of 2008 compared  to the third quarter of 2007.

Amortization of intangibles and depreciation expense for the third quarter of 2008 decreased by less than $0.1 million compared to the third quarter of 2007.

Impairment of trade name is the result of a decrease in the value of the Network Multifamily® trade name as determined through our annual impairment testing.  The value of the trade name decreased due to the expectation that revenue will continue to decline in the Multifamily segment.

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and for interest payments and principal payments required under the Senior Credit Agreement, Senior Secured Notes Indenture and Unsecured Term Loan Agreement.

In response to the recent economic conditions, we have assessed the liquidity of our investments.  Our cash and cash equivalents are deposited in a mutual fund invested exclusively in U.S. Treasury securities.  Although the mutual fund is permitted seven days to satisfy withdrawal requests, the financial institution has never exercised the provision.  We believe, based on information available to management at this time, that there is minimal risk regarding liquidity of our approximately $40.5 million cash and cash equivalents as of September 30, 2008.

We have also assessed our credit exposure to various other factors including (i) ability to draw funds under our revolving credit facility; (ii) counterparty default risk associated with our interest rate cap and swaps; (iii) our need to enter the capital markets; and, (iv) exposure related to our existing insurance policies.  Lehman Commercial Paper, Inc. (“Lehman”) holds a 10% interest in our revolving credit facility.  Although we have not and do not expect to draw on the revolving credit facility, should Lehman not be able to meet its funding commitment, we believe we will have the ability to draw on the remaining 90% of availability under the facility.  We have also assessed counterparty credit risk with our interest rate swaps and cap and believe that counterparty default is not probable.  Because our earliest debt maturity is the Senior Secured Notes on November 15, 2011, we believe there should be sufficient time for the capital markets to stabilize before we have a need for additional financing.  Lastly, we have assessed exposure on our existing insurance policies.  While we do hold certain policies with AIG’s state-regulated insurance companies, we believe they are financially solvent and well-capitalized.

Supply chain risk was also considered relative to the recent economic conditions.  Two vendors are the principal providers of our security-related products and services for our Retail and Multifamily segments.  We believe we can obtain alternative supply in the event such products and services are not available from our existing Retail supplier.  We also believe we have sufficient product on hand for our Multifamily segment to continue to provide ongoing services in the short-term in the event we are unable to obtain products from our primary supplier to this segment.

The senior credit facility includes a $25.0 million revolving credit facility, of which $22.2 million remains available as of November 5, 2008 after reducing total availability by $2.8 million for an outstanding letter of credit.  In the event Lehman is not able to meet its funding commitment, total availability would be $19.7 million as of November 5, 2008.  We intend to use any other proceeds from borrowings under the senior credit facility, from time to time, for working capital and general corporate purposes.  In the first quarter of 2007, the applicable margins with respect to the term loan under the senior credit facility were reduced to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Depending on our leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for base rate borrowing and 2.25% to 3.25% for Eurodollar borrowing. The revolving credit facility matures in 2010 and the term loan matures in 2012.

The senior credit facility is secured by substantially all of our assets, requires quarterly principal payments of $0.75 million and requires potential annual prepayments based on a calculation of “Excess Cash Flow” as defined in the Senior Credit Agreement, commencing with the year ending December 31, 2008 and due in the first quarter of the subsequent year.  Based on our current “Excess Cash Flow” calculation, we expect to make a prepayment in the first quarter of 2009 which we anticipate will be between $5 million and $10 million.

In an effort to limit our exposure to interest rate risk on our variable rate senior credit facility, we purchased interest rate caps for a one-time aggregate cost of $0.9 million during the second quarter of 2005.  Our objective was to protect against increases in interest expense caused by fluctuations in LIBOR.  One interest rate cap expired in May 2008.  The other interest rate cap provides protection on a $75 million tranche of our long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%.  In the second quarter of 2008, in connection with entering into the interest rate swaps described below, the interest rate caps were de-designated as hedges.

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

At September 30, 2008, we were in compliance with the financial covenants and other maintenance tests under our Senior Credit Agreement, Senior Secured Notes Indenture and Unsecured Term Loan Agreement.    The interest coverage ratio incurrence test under each of the Senior Secured Notes Indenture and the Unsecured Term Loan is an incurrence based test (not a maintenance test), and we cannot be deemed to be in default solely due to failure to meet the interest coverage ratio test.  Failure to meet the interest coverage ratio tests could result in restrictions on our ability to incur additional ratio indebtedness; however, we may borrow additional funds under other permitted indebtedness provisions of the Senior Secured Notes Indenture, including all amounts currently available under our revolving credit facility.  Our outstanding debt instruments also restrict our ability to pay dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Our Senior Credit Agreement, the Senior Secured Notes Indenture and the Unsecured Term Loan Agreement contain covenants, including, among other things, covenants that restrict the ability of POAMI, the Company and its subsidiaries to incur certain additional indebtedness; create or permit liens on assets; pay dividends on or redeem capital stock, or make other restricted payments or investments; issue certain equity securities that mature or have redemption features; or engage in certain mergers, consolidations or dispositions.  If an event of default shall occur and be continuing, the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

The Senior Credit Agreement’s maintenance covenants include (i) consolidated leverage ratio covenant (“Consolidated Leverage Ratio”) specifying the maximum  ratio of (a) consolidated total debt on the last day of the measuring period to (b) consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters; and (ii) consolidated interest coverage ratio covenant (“Consolidated Interest Coverage Ratio”) which specifies a minimum ratio of (a) consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters.  The Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio covenants for the next twelve months are as follows:

Period	Consolidated Leverage Ratio	Consolidated Interest Coverage Ratio
Q4 2008 through Q3 2009	5.75:1.00	2.00:1.00
Q4 2009	5.50:1.00	2.00:1.00

We believe we will remain in compliance with these financial covenants.

Cash Flow

Operating Cash Flows for the Nine Months Ended September 30, 2008.  Our operations provided cash of $46.4 million and $42.5 million in the first nine months of 2008 and 2007, respectively.  We expect to continue to generate cash from operating activities in excess of the cash required for operations and interest payments.  Working capital was $3.2 million and $5.6 million as of September 30, 2008 and December 31, 2007, respectively.  The decrease in working capital at September 30, 2008 is primarily related to the use of $7.8 million available cash on hand in connection with the refinancing in the first quarter of 2008 and a $1.3 million payment in connection with the termination of the AT&T agreement, which was offset by improvements in cash provided by operations.

Investing Cash Flows for the Nine Months Ended September 30, 2008.   We used a net $35.0 million and $20.9 million for our investing activities for the first nine months of 2008 and 2007, respectively.  We invested a net $32.3 million in cash to install and acquire new accounts (including rental equipment) and $4.5 million to acquire fixed assets in the first nine months of 2008.  In the first nine months of 2008, we received $1.6 million from the release of restricted cash.  We invested a net $26.2 million in cash to install and acquire new accounts (including rental equipment) and invested $3.5 million to acquire fixed assets in the first nine months of 2007.  During the first nine months of 2007, we also acquired $3.1 million of cash related to the Merger and received $5.7 million from the disposition of assets.

Financing Cash Flows for the Nine Months Ended September 30, 2008.   Financing activities used a net $11.8 million and $5.0 million in the first nine months of 2008 and 2007, respectively.  In the first nine months of 2008, we paid $120.2 million for the redemption of our Senior Subordinated Notes and the repayment of borrowings under our senior credit facility and capital leases.  We also paid $2.0 million for debt issuance costs related to the $110.3 million proceeds received from the Unsecured Term Loan.  In the first nine months of 2007, we paid $1.8 million for debt and stock issuance costs and paid $3.2 million for the reduction of long term debt.

Capital Expenditures

Assuming we have available funds, net capital expenditures for 2008 (inclusive of amounts spent through September 30, 2008) and 2009 are expected to be $52.5 million and $57.0 million, respectively, of which $8.8 million and $10.0 million, respectively, are expected to be used for fixed asset purchases, with the balance to be used for net customer acquisition costs and non-monitored leased equipment.  These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Material Commitments

Our contractual cash obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.  There were no significant changes in these commitments from that reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  We have future, material, long-term commitments, which, as of September 30, 2008, included $292.5 million related to the senior credit facility, $110.3 million related to the Unsecured Term Loan and $115.3 million related to the Senior Secured Notes.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions or commitments as of or for the nine months ended September 30, 2008, other than as disclosed in this report.

Credit Ratings

Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  As of November 5, 2008, our senior credit facility and our Senior Secured Notes were rated as follows (our Unsecured Term Loan is not rated).

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our senior credit facility is a variable rate debt instrument, and as of November 5, 2008, we had borrowings of $292.5 million outstanding.  In addition, our Unsecured Term Loan is a variable rate debt instrument with borrowings of $110.3 million outstanding as of November 5, 2008.  An interest rate cap purchased in the second quarter of 2005 caps LIBOR for five years ending May 24, 2010 at 6% on a $75 million tranche of debt.  In April 2008, we entered into two interest rate swap agreements to fix the interest rate at a one month LIBOR rate of 3.19% on $6 million and $144 million of our variable rate debt under the senior credit facility through September 2010 and October 2010, respectively.  The effective interest rate on the covered debt is expected to be at a fixed rate of 5.44%.  In May 2008, we entered into another interest rate swap agreement to fix the interest rate on an additional $100 million of our floating rate debt under the senior credit facility at a one month LIBOR rate of 3.15% through November 2010.  The effective interest rate on the covered debt is expected to be at a fixed rate of 5.40%.

As of November 5, 2008, LIBOR was 1.96% and the prime rate was 4.0%.  The table below reflects the impact on pre-tax income of changes in LIBOR and the prime rate from their rates on November 5, 2008 (dollars in thousands):

(Decrease) Increase in index rate	(2.00)%	(1.00)%	0.00%	1.00%	2.00%	3.00%	4.00%
Increase (Decrease) in pre-tax income	$3,052	$1,526	$0	$(1,526)	$(3,052)	$(4,578)	$(6,104)

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of September 30, 2008, the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, concluded that its disclosure controls and procedures are effective (a) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the quarter ended September 30, 2008.

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

Date:	November 10, 2008	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and
Chief Financial Officer (duly authorized officer
and principal financial officer)