Form 10-K
period 2008-12-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2009-03-16
CIK 916230, 916310

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-12181-01		Commission file number: 1-12181
Protection One, Inc. (Exact name of registrant as specified in its charter)		Protection One Alarm Monitoring, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	93-1063818 (I.R.S. Employer Identification No.)	Delaware (State or Other Jurisdiction of Incorporation or Organization)	93-1064579 (I.R.S. Employer Identification No.)
1035 N. 3rd Street, Suite 101, Lawrence, KS (Address of Principal Executive Offices)	66044 (Zip Code)	1035 N. 3rd Street, Suite 101, Lawrence, KS (Address of Principal Executive Offices)	66044 (Zip Code)
785-856-5500 (Registrant's Telephone Number, Including Area Code)		785-856-5500 (Registrant's Telephone Number, Including Area Code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share, of Protection One, Inc.	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

          As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $61,993,940 based on the closing sale price as reported on the NASDAQ Global Market.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2009
Common Stock, $0.01 par value per share	25,316,529 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Information Statement for the Annual Meeting of Stockholders to be held on or before July 5, 2009 (Information Statement)	Part I, II, III and IV

PART I

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the materials incorporated by reference herein include "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. These forward-looking statements generally can be identified by, among other things, the use of forward-looking language such as the words "estimate," "project," "intend," "believe," "expect," "anticipate," "may," "will," "would," "should," "could," "seeks," "plans," "intends," or other words of similar import or their negatives. Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by federal securities laws. Certain factors that could cause actual results to differ include:

  •
  our history of losses, which are likely to continue;

  •
  principal and interest payment requirements and restrictive covenants governing our indebtedness;

  •
  competition, including competition from companies that are larger than we are and have greater resources than we do;

  •
  the development of new services or service innovations by our competitors;

  •
  losses of our customers over time and difficulty acquiring new customers;

  •
  limited access to capital which may affect our ability to invest in the acquisition of new customers;

  •
  changes in technology that may make our services less attractive or obsolete or require significant expenditures to upgrade;

  •
  potential liability for failure to respond adequately to alarm activations;

  •
  changes in management;

  •
  the potential for environmental or man-made catastrophes in areas of high customer concentration;

  •
  changes in conditions affecting the economy or security alarm monitoring service providers generally; and

  •
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

        See also Item 1A, "Risk Factors" for a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements.

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

ITEM 1.    BUSINESS

Overview

        We are a leading national provider of electronic security alarm monitoring services, providing installation, maintenance and electronic monitoring of alarm systems to single-family residential, commercial, multifamily and wholesale customers. We monitor signals originating from alarm systems designed to detect burglary, fire, medical, hold-up and environmental conditions, and from access control and closed-circuit-television ("CCTV") systems. Most of our monitoring services revenue and a large portion of the maintenance services we provide our customers are governed by multi-year contracts with automatic renewal provisions that provide us with recurring monthly revenue ("RMR"). As of December 31, 2008 we monitored approximately 1.8 million sites. Based on information provided by a leading industry publication, we are the third largest provider of electronic security monitoring services in the United States based on RMR.

        We conduct our business through the following operating segments:

  •
  Retail.  Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs. Our Retail segment accounted for 76.8% of our RMR at December 31, 2008, of which 29.7% was attributable to commercial customers.

  •
  Wholesale.  We contract with independent security alarm dealers nationwide to provide alarm system monitoring services to their residential and business customers. We also provide business support services as well as financing assistance for these independent dealers by providing loans secured by alarm contracts and by purchasing alarm contracts. The top 10 wholesale dealers accounted for 44.2% of wholesale monitored sites and 33.9% of Wholesale RMR as of December 31, 2008.

  •
  Multifamily.  We provide monitoring and maintenance services for electronic security systems to tenants of multifamily residences under long-term contracts with building owners and managers.

        Our RMR and our monitored sites composition at December 31, 2008, 2007 and 2006 were as follows:

	Percentage of Total
	2008		2007		2006
Segment	Recurring Monthly Revenue	Sites	Recurring Monthly Revenue	Sites	Recurring Monthly Revenue	Sites
Retail	76.8%	31.8%	77.3%	34.5%	82.2%	51.0%
Wholesale	15.0	54.9	13.5	49.6	4.8	19.5
Multifamily	8.2	13.3	9.2	15.9	13.0	29.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        The table below identifies our consolidated revenue by segment for the periods presented (dollars in thousands):

	Year ended December 31,
	2008		2007		2006
Segment	Revenue	Percent	Revenue	Percent	Revenue	Percent
Retail	$291,795	78.4%	$277,490	79.8%	$225,039	83.2%
Wholesale	49,477	13.3	37,978	10.9	11,117	4.1
Multifamily	30,749	8.3	32,403	9.3	34,396	12.7

Total	$372,021	100.0%	$347,871	100.0%	$270,552	100.0%

        Financial information for the past three years for each of our business segments is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and in Item 8, Note 16 "Segment Reporting," and is incorporated herein by reference.

Retail

        Our Retail segment provides installation, maintenance and monitoring of electronic security systems to single-family residential and commercial customers and also includes corporate activities. Our Retail business serves approximately 574,000 Retail customers with no single customer comprising more than 1% of our total consolidated revenue. Retail serves customers from 66 field locations and two centralized monitoring centers. Except for the customers acquired in our merger with Integrated Alarm Services Group, Inc. ("IASG") on April 2, 2007 (the "Merger"), the majority of our new Retail customers are generated organically through our internal salesforce, with less than 2.5% of our customer additions in 2008 acquired by purchase of customer contracts. Our reliance on an internal salesforce enables us to control the sales process from inception and to manage the level of customer care afforded. Our Retail business accounted for 78.4% of our consolidated revenue for the year ended December 31, 2008.

Wholesale

        Our Wholesale segment provides alarm monitoring services to independent alarm companies. Our Wholesale business serves approximately 4,600 independent alarm monitoring companies representing approximately 991,000 customers. For the year ended December 31, 2008, our Wholesale business accounted for 13.3% of our consolidated revenue.

Multifamily

        Our Multifamily segment provides alarm monitoring services to owners and managers of apartments, condominiums and other multifamily dwellings. We believe Multifamily is a leading national provider of alarm monitoring services to the multifamily sector with approximately 240,000 units in 1,500 properties in 494 cities.

Sources of Revenue

        Revenue is primarily generated from providing monitoring and maintenance services in our Retail, Wholesale and Multifamily segments. For the year ended December 31, 2008, revenue generated from monitoring and related services accounted for approximately 90% of our total revenue.

        Monitoring revenue is generated based on contracts which we enter with our residential and commercial Retail, our Wholesale and our Multifamily customers. The initial contract term is typically three years for residential customers, five years for commercial customers and five to ten years, with an average of eight years, for Multifamily customers, with automatic renewal provisions where permitted. Our Wholesale customer contracts are generally month-to-month agreements. We generate incremental contractual recurring revenue from most of our residential and commercial customers by providing additional services, such as maintenance.

        For the year ended December 31, 2008, installation and other revenue, derived principally from the sale of electronic security systems, contributed approximately 10% of our total revenue. Electronic security systems typically are provided at a loss in connection with generating new contracts for recurring monitoring services.

Industry and Competition

        According to an industry publication and industry analysts, the market for electronic security system sales, leasing, installation, monitoring and service totaled an estimated $48.5 billion in 2008 with monitoring and service market accounting for an estimated $15.9 billion. Over the past ten years, the industry has grown at an estimated compounded annual rate of 8.1% with the monitoring and service market having an estimated 8.6% compounded annual growth rate. Factors driving this growth include heightened security awareness and concerns regarding crime, demographic changes, an increase in dual income households, increased business travel and personal time away from the home, customer acceptance of value-added offerings such as wireless back-up and web-based services, the rise in video applications and focus on security related capital spending by businesses.

        The industry is comprised of more than 14,000 small and mid-sized, regional participants, the vast majority of which generate annual revenue of less than $500,000. We believe our primary competitors with national scope include the following:

  •
  ADT Security Services, Inc., a subsidiary of Tyco International, Ltd:

  •
  Brink's Home Security, Inc.;

  •
  Monitronics International, Inc.; and

  •
  Stanley Security Solutions, a subsidiary of The Stanley Works.

        Competition in the security alarm industry is based primarily on brand awareness and company reputation, price, quality and reliability of services and systems, product solutions offered and the ability to identify and solicit prospective customers as they move into homes and businesses or experience major life events such as marriage or the birth of a child. We believe that we compete effectively with other national, regional and local security alarm companies in both the residential and commercial markets.

Operations

        Our operations consist principally of installing, servicing and monitoring electronic security systems in the United States for residential and commercial Retail, Wholesale and Multifamily customers.

Centralized Monitoring, Customer Service and Enhanced Services

  Customer Security Solutions

        Intrusion and fire alarm systems include many different types of devices installed at customer premises designed to detect or react to various occurrences or conditions, such as intrusion, environmental issues like a water leakage or the presence of fire or smoke. These devices are connected to a computerized control panel that communicates through wire line and/or wireless communication channels to one of our monitoring facilities. In most systems, control panels can identify the nature of the alarm and the areas within the building where the sensor was activated and can transmit that information to one of our central monitoring stations.

        Access control systems provide physical security for a customer facility. They do this by limiting access to areas through locks and door mechanisms that are controlled by a computer or web service. Customers may establish schedules for when doors are unlocked or they may define access to individuals via uniquely identified cards. The cards are electronically validated at each door station through an electronic card reader. By limiting, enabling or disabling each user's card through the central controller, access control systems replace the need to manage keys.

        Video solutions provide customers with the ability to monitor remote locations via cameras. Video may be viewed live over a network, recorded on site or sent electronically upon a specified event. Video solutions may be coupled with alarm systems to provide verification of alarm conditions.

        Web control and notification provides our customers an array of tools to manage their alarm, video or access control systems, including options for electronic notification.

  Customer Contracts

        Our existing Retail monitoring customer contracts generally have initial terms ranging from three to five years in duration, and, in most states, provide for automatic renewals unless we or the customer elect to cancel the contract at the end of its term. New single-family residential customers typically have an initial contract term of three years, and most new commercial customers typically have an initial contract term of five years. Typically, Retail customers sign alarm monitoring contracts that include a bundled monthly charge for monitoring and extended service protection, which covers the costs of normal repairs of the security system. Customers may elect to sign an alarm monitoring contract providing for a reduced monthly charge that excludes extended service protection. A significant percentage of new residential and commercial customers also elect to include line security based on cellular technology in their service bundle. Multifamily contracts have initial terms that range from five to ten years. Our Wholesale customer contracts are generally month-to-month contracts.

  Primary Monitoring Facilities

        We provide monitoring services to our customer base from several monitoring facilities. The table below provides additional detail about our monitoring facilities:

Location	Approximate Number of Customers Sites Monitored	Primary Markets
Irving, TX	330,000	Retail and Multifamily
Longwood, FL	215,000	Wholesale
Wichita, KS	485,000	Retail
Cypress, CA	201,000	Wholesale
St. Paul, MN	328,000	Wholesale
Manasquan, NJ	246,000	Wholesale

        Our monitoring facilities operate 24 hours per day, seven days a week, including all holidays. Each monitoring facility incorporates the use of communications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator within a monitoring facility monitors a computer screen that presents information concerning the nature of the alarm signal, the customer whose alarm has been activated and the premises at which such alarm is located. Other non-emergency administrative signals are generated by low battery status, arming and disarming of the alarm monitoring system and test signals, with such signals processed automatically by computer. Depending upon the type of service for which the customer has contracted, monitoring facility personnel respond to alarms by relaying information to local fire or police departments, notifying the customer, or taking other appropriate action, such as dispatching alarm response personnel to the customer premises where this service is available. In advanced video solutions, operators may be presented with a video clip associated with the alarm condition, further enhancing the response capabilities. Customers may also contract for remote video monitoring whereby operators will be prompted on a specified schedule to view live video of customer locations and respond upon abnormal conditions.

        All of our monitoring facilities are listed by Underwriters Laboratories, Inc. ("UL") as protective signaling services stations. UL specifications for monitoring facilities include building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires the security and life safety alarms for certain buildings be monitored by UL listed facilities. In addition, such listing is required by certain commercial customers' insurance companies as a condition to insurance coverage.

  Retail Backup Monitoring Facility

        Our Retail backup facility in Wichita, Kansas is a fully operable resource with the ability to backup all mission critical operations normally performed at our primary Retail monitoring center and our Wholesale center in Longwood, FL. The structure is equipped with diverse voice and data telecommunication paths, backup power that includes standby uninterruptible power supplies, access control, video surveillance and data vaults. In addition, we have deployed hot redundancy for our entire complement of equipment essential in the remote monitoring of the Retail security systems we offer. Furthermore, we have replicated the computer systems that are used to maintain our mission critical applications.

  Wholesale Monitoring

        Each of our primary Wholesale monitoring facilities operates independently from our Retail and Multifamily facilities. Through our Wholesale monitoring facilities, we provide wholesale monitoring services to independent alarm companies. Under the typical arrangement, alarm companies subcontract monitoring services to us, primarily because they cannot cost-effectively provide their own monitoring service. We may also provide billing and other services. These independent alarm companies retain ownership of the monitoring contracts and are responsible for every other aspect of the relationship with customers, including field repair service. We are in the process of creating one integrated network among our Wholesale monitoring centers that we believe will enable us to deliver a higher level of customer care while improving our efficiency.

  Retail Customer Care Services

        Customer care personnel answer non-emergency telephone calls typically regarding services, billing and alarm activation issues. Customer care functions for our Retail customers are handled by representatives in our monitoring facilities and our local Retail branches.

        Customer care personnel in our Retail branches and in our monitoring facilities' help desks assist customers in understanding and resolving minor service and operating issues related to security systems and also schedule technician appointments. We also operate a dedicated telesales center in Wichita, Kansas to address questions that Retail customers or potential customers have about our services, as well as to perform outbound sales and marketing activities.

        We currently maintain approximately 66 field locations in the United States from which we provide some or all of the following services in our Retail and Multifamily segments: security system installation, field repair, customer care, alarm response and sales services. Our nationwide network of branches operates in some of the largest cities in the United States and plays a critical role in enhancing customer satisfaction, reducing customer loss and building brand awareness. Repair services generate revenue primarily through billable field service calls and recurring payments under our extended service protection program. By focusing growth in targeted areas, we hope to increase the density of our customer base, which will permit more effective scheduling and routing of field service technicians and will create economies of scale.

  Wholesale Dealer Care Services

        We offer alarm monitoring and administrative services to dealers, such as billing and collection, as well as new and emerging products and services. We also provide dealers with access to technical sophistication and back office services that they may not otherwise have (or be able to profitably operate), while allowing them to maintain visible contact with their local customers, the end-users of the alarm.

        We provide financing to security alarm dealers in the form of loans or alarm monitoring contract purchases. We structure the payment terms and pricing of both our alarm monitoring contract purchases and loans to provide us with an acceptable internal rate of return. When providing financing to dealers, we obtain a security interest in the underlying alarm monitoring contracts. We generally require that dealers use us to monitor all of their alarm monitoring contracts, not just those that have been acquired or financed. This monitoring requirement enables us to control the quality of the monitoring services and reduce the risk of loan default.

  Enhanced Services

        As a means of increasing revenue and enhancing customer satisfaction, we offer Retail and Wholesale customers an array of enhanced security services discussed below. These services position us as a full service provider and give our sales representatives more features to sell in their solicitation of new customers.

  •
  Web Control and Notification provides our customers an array of tools to manage their alarm, video or access control systems, including options for electronic notification.

  •
  Extended Service Protection, within our Retail segment, covers the costs of normal repairs of the security system.

  •
  Supervised Monitoring Service allows the alarm system to send various types of signals containing information on the use of the system, such as which users armed or disarmed the system and at what time of day. This information is supplied to customers for use in connection with the management of their households or businesses. Supervised monitoring service can also include a daily automatic test feature.

  •
  Wireless Back-Up permits the alarm system to send signals over a cellular telephone or dedicated radio system in the event that regular telephone service is interrupted.

  •
  Video Verification and Management allows remote activity verification at customer sites via live or recorded video. This capability is often used to verify alarm events or to provide a reliable and economic alternative to private security services.

  •
  Inspection Service, within our Retail segment, provides our customers with periodic verification of their fire alarm system to ensure the system is functioning as designed and in accordance with the requirements of the local fire jurisdiction.

Sales and Marketing

        Our current customer acquisition strategy for our Retail segment relies primarily on internally generated sales, utilizing personnel in our existing branch infrastructure. The internal sales program for our Retail segment generated $2.3 million of new Retail RMR in each of 2008 and 2007 and $2.1 million of new Retail RMR in 2006. The internal sales program for our Wholesale segment generated $1.3 million, $0.8 million and $0.2 million of new Wholesale RMR in 2008, 2007 and 2006, respectively. We operate a dedicated telesales center from which we respond to questions that customers or potential customers have about our services and provide quality control follow-up calls to customers for whom we recently provided installation or maintenance services.

        Our integrated marketing program focuses on awareness for the Protection One® brand name nationally and generating new lead sources and opportunities. We reach out to targeted customers, both residential and commercial, through a variety of mediums in a planned and sequenced manner. These channels include, but are not limited to, on-line programs and placements, third-party purchases and outbound calling and traditional mass communications, such as radio, print and direct mail.

        Leads resulting from these activities flow to our Retail sales professionals who are responsible for identifying new prospects and closing sales of monitoring systems and services. The salesforce also generates revenue from selling equipment upgrades and add-ons to existing customers and by competing for those customers who are terminating their relationships with our competitors.

        We will continue to analyze opportunities for alliance partnerships which benefit our Retail segment. Our capabilities and reach, technological innovation and proven flexibility in dealing with partners across a variety of industries position us well for consideration by many potential partners. We are disciplined in our assessment of alliance opportunities, considering many factors such as brand impact, sales channel considerations and financial return.

        Our Wholesale segment employs a salaried and commissioned salesforce that is geographically distributed throughout the United States and is responsible for identifying sales opportunities. Our salesforce is supported by an internal sales and marketing team that tracks prospects and coordinates selling efforts. We also employ product specialists who assist the salesforce in identifying and proposing financing alternatives and billing services and account managers who provide ongoing operational support to our Wholesale customers.

        In October 2008, our Multifamily segment reduced its salesforce focused on developing new multi-dwelling unit customers and plans to maintain a lower level of investment in sales expense and in new customer systems until economic conditions become more favorable. Multifamily made other related operating cost reductions to keep costs in line with revenue. Multifamily remains focused on serving the needs of its existing customer base.

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

Intellectual Property

        We own trademarks related to the name and logo for Protection One, Network Multifamily Security, King Central and Criticom Monitoring Services, as well as a variety of trade and service marks related to individual services we provide. While we believe our trademarks, service marks and proprietary information are important to our business, we do not believe our inability to use any one of them, other than the trademarks we own in our name and logo, would have a material adverse effect on our business as a whole.

Regulatory Matters

        A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. See Item 1A, "Risk Factors," for additional information. Such measures include:

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

Employees

        At December 31, 2008 we had approximately 2,900 full and part time employees. Our workforce is not unionized. We generally consider our relationship with our employees to be good.

Code of Ethics

        We have adopted a code of ethics that applies to all employees, including executive officers and senior financial and accounting employees. It is our policy to comply strictly with the letter and spirit of all laws affecting our business and the conduct of our officers, directors and employees in business matters. We make available the code of ethics, free of charge, on our website at www.protectionone.com and by responding to requests addressed to our investor relations department. The investor relations department can be contacted by mail at Protection One, Inc., Attn: Investor Relations, 1035 N. 3rd Street, Suite 101, Lawrence, KS 66044 or by calling (785) 856-9368.

Access to Company Information

        We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        We make available, free of charge, through our website at www.protectionone.com, and by responding to requests addressed to our investor relations department, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also make available through our website other important information and news about Protection One and provide users with an opportunity to register to receive automatic, electronic delivery of Protection One news alerts. The information contained on our website is not part of this document.

ITEM 1A.    RISK FACTORS

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

        We incurred net losses of $50.5 million, $32.2 million and $17.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our losses reflect the following, among other factors:

  •
  substantial charges incurred by us for amortization of customer accounts;

  •
  loss on the early redemption of our Senior Subordinated Notes;

  •
  interest incurred on indebtedness;

  •
  expansion of our internal sales and installation efforts;

  •
  Merger-related costs in 2007 and recapitalization costs in 2006; and

  •
  other charges required to manage operations.

        We will continue to incur substantial expenses arising from interest. As long as we continue to add to our existing customer base, we will incur substantial amortization of customer accounts. We do not expect to attain profitability in the near future.

         Our substantial indebtedness adversely affects our financial condition.

        We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2008, the face value of our total indebtedness, including capital leases, was approximately $522.6 million. Our level of indebtedness has important consequences. For example, it will:

  •
  limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

  •
  make us more vulnerable to a downturn in our business or in the economy or to an increase in interest rates;

  •
  place us at a disadvantage to some of our competitors, which may be less highly leveraged than us; and

  •
  require a substantial portion of our cash flow from operations to be used for debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.

        One or a combination of these factors could adversely affect our financial condition. Subject to restrictions in the agreements governing our indebtedness, we may incur additional indebtedness which could increase the risks associated with our already substantial indebtedness.

         Restrictive covenants restrict our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

        The credit agreement (the "Senior Credit Agreement") governing our senior credit facility, the indenture (the "Senior Secured Notes Indenture") governing our 12% senior secured notes due 2011 (the "Senior Secured Notes") and the credit agreement ("Unsecured Term Loan Agreement") governing our unsecured term loan facility contain covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations," for more information on our indebtedness. Our Senior Credit Agreement, the Senior Secured Notes Indenture and the Unsecured Term Loan Agreement restrict, among other things, our ability to:

  •
  incur additional indebtedness or enter into sale and leaseback transactions;

  •
  pay any cash dividends or make distributions on our capital stock or certain other restricted payments or investments;

  •
  purchase or redeem stock;

  •
  issue stock of our subsidiaries;

  •
  make investments and extend credit;

  •
  engage in transactions with affiliates;

  •
  transfer and sell assets;

  •
  effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

  •
  create liens on our assets to secure debt.

        In addition, our senior credit facility requires us to meet certain financial ratios and to repay outstanding borrowings with portions of the proceeds we receive from certain sales of property or assets and specified future debt and equity offerings. Our financial results may be affected by unforeseen adverse events, and we may not be able to meet the financial ratio requirements.

        Any breach of the covenants in our Senior Credit Agreement, Unsecured Term Loan Agreement or Senior Secured Notes Indenture could cause a default under such instruments. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flow would not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Senior Credit Agreement or Senior Secured Notes Indenture, the lenders under our senior credit facility or the trustee under the Senior Secured Notes Indenture could institute foreclosure proceedings against the assets securing borrowings under our senior credit facility or Senior Secured Notes.

         Entities affiliated with Quadrangle Group and Monarch Alternative Capital are our principal stockholders and together can exercise a controlling influence over us, which may adversely affect the trading price of our common stock.

        Quadrangle Capital Partners LP, Quadrangle Capital Partners-A LP and Quadrangle Select Partners LP (collectively "Quadrangle") and Monarch Debt Recovery Master Fund Ltd and Monarch Opportunities Master Fund Ltd (collectively "Monarch" and together with Quadrangle the "Principal Stockholders"), collectively own approximately 70% of our outstanding common stock. Pursuant to a stockholders agreement, subject to the Principal Stockholders, acting together, maintaining a certain threshold of ownership in us, the Principal Stockholders will be able to control the election of a majority of our directors and accordingly exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, appointment of our officers, our acquisition or disposition of material assets and our incurrence of indebtedness. Similarly, the Principal Stockholders, acting together, will continue to have the power to determine matters submitted to a vote of our stockholders without the consent of other stockholders and to take other actions that are in the interests of the Principal Stockholders. There can be no assurance that the interests of the Principal Stockholders will coincide with our interests or the interests of our other stockholders.

         We rely on technology that may become obsolete, which could require significant capital expenditures.

        Our monitoring services depend upon the technology (hardware and software) of security alarm systems. In order to maintain our customer base that currently uses security alarm components that are or could become obsolete, we may be required to upgrade or implement new technologies that could require significant capital expenditures. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business.

         Shifts in our current and future customers' selection of telecommunications services could increase customer attrition and could adversely impact our earnings and cash flow.

        Certain elements of our operating model rely on our customers' selection and continued use of traditional, land-line telecommunications services, which we use to communicate with our monitoring operations. In order to continue to service existing customers who cancel their land-line telecommunications services and to service new customers who do not subscribe to land-line telecommunications services, some customers must upgrade to alternative and often more expensive wireless or internet based technologies. Higher costs may reduce the market for new customers of alarm monitoring services, and the trend away from traditional land lines to alternatives may mean more existing customers will cancel service with us. Our Multifamily segment, in particular, has experienced customer cancellations which we believe are due in part to low penetration of land-line based phone services in rental units. Continued shifts in customers' preferences regarding telecommunications services could continue to have an adverse impact on our earnings, cash flow and customer attrition.

         We may not be able to realize any or all of the anticipated benefits from prior or future acquisitions of portfolio alarm monitoring contracts.

        Acquisitions of end-user alarm monitoring contracts involve a number of risks, including the possibility that the acquiring company will not be able to realize the recurring monthly revenue stream it contemplated at the time of acquisition because of higher than expected attrition rates or fraud. Although we generally complete an extensive due diligence process prior to acquiring alarm monitoring contracts and obtain representations and warranties from sellers, we may not detect fraud, if any, on the part of any seller, including the possibility that any seller misrepresented the historical attrition rates of the sold contracts or sold or pledged the contracts to a third party. If the sale of alarm monitoring contracts involves fraud or the representations and warranties are otherwise inaccurate, it may not be possible to recover from the seller damages in an amount sufficient to fully compensate us for any resulting losses. In such event, we may incur significant costs in litigating ownership or breach of acquisition contract terms.

         We face continuing competition and pricing pressure from other companies in our industry and, if we are unable to compete effectively with these companies, our sales and profitability could be adversely affected.

        We compete with a number of major domestic security monitoring services companies, as well as a large number of smaller, regional competitors. We believe that this competition is a factor in our attrition, limits our ability to raise prices, and, in some cases, requires that we lower prices. Some of our competitors, either alone or in conjunction with their respective parent corporate groups, are larger than we are and have greater financial resources, sales, marketing or operational capabilities or brand recognition than we do. In addition, opportunities to take market share using innovative products, services and sales approaches may attract new entrants to the field. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results.

         Our customer acquisition and creation strategies and the competitive market for the acquisition and creation of customer accounts may affect our future profitability.

        Our account acquisition strategy has evolved to emphasize our internal salesforce, supported by traditional marketing practices and by forming marketing alliances. In addition, we seek to augment our internal efforts with acquisitions when suitable market conditions exist. If our current strategy is not successful, our customer base could decline.

        If we are successful executing a customer acquisition strategy emphasizing internal sales, selling costs will increase our expenses and uses of cash. Failure to replace customers lost through attrition or increased use of cash to replace those customers could have a material adverse effect on our business, financial condition, results of operations and ability to service debt obligations. Increased competition from other alarm monitoring companies could require us to reduce our prices for installations, decrease the monitoring fees we charge our customers and take other measures that could reduce our margins. These decreases and other measures could have a material adverse effect on us.

        We compete with several companies that have account acquisition and loan programs for independent dealers and some of those competitors are larger than we are and have more capital than we do. Increased competition from other alarm monitoring companies could require us to pay more for account acquisitions and take other measures that could reduce returns from investing in acquisitions of customer accounts. These measures could have a material adverse effect on us.

         Loss of customer accounts could materially adversely affect our operations.

        We experience the loss of accounts as a result of, among other factors:

  •
  relocation of customers;

  •
  customers' inability or unwillingness to pay our charges;

  •
  adverse financial and economic conditions, the impact of which may be particularly acute among our small business and multifamily customers;

  •
  the customers' perceptions of value;

  •
  competition from other alarm service companies;

  •
  declines in occupancy rates for Multifamily dwellings;

  •
  Wholesale dealers' perception of channel conflict with us;

  •
  the sale of accounts by Wholesale dealers to third parties who choose to monitor the purchased accounts elsewhere;

  •
  the purchase of our Wholesale dealers by third parties who choose to monitor elsewhere; and

  •
  our largest Wholesale customers have the scale to monitor their own accounts cost-effectively and may choose to do so for cost and other reasons.

        We may experience the loss of newly acquired or created accounts to the extent we do not integrate or adequately service those accounts. Customer loss may not become evident for some time after an acquisition is consummated because some acquired accounts are prepaid on an annual, semiannual or quarterly basis. Higher attrition rates from the retail portfolio acquired from IASG could result in our losing more Retail RMR than we add in the near term. We also expect Multifamily account and RMR losses to exceed additions until the efforts we are making to further reduce our rate of attrition become more successful than they have been to date. Wholesale attrition could increase if our largest Wholesale customers, who have the scale to monitor their own accounts in a cost effective manner, chose to do so for cost or other reasons. Loss of a large Wholesale dealer could result in a significant reduction in RMR. Net losses of customer accounts could materially and adversely affect our business, financial condition and results of operations.

         Increased adoption of "false alarm" ordinances by local governments may adversely affect our business.

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

        Enactment of these measures could adversely affect our future business and operations. For example, concern over false alarms in communities adopting these ordinances could cause a decrease in the timeliness of police response to alarm activations and thereby decrease the propensity of consumers to purchase or maintain alarm monitoring services. Our costs to service affected accounts could increase.

         Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in our customer contracts, or purporting to characterize certain of our charges as unlawful, may adversely affect our business.

        Our customer contracts typically contain provisions automatically renewing the term of the contract at the end of the initial term, unless cancellation notice is delivered in accordance with the terms of the contract. If the customer cancels prior to the end of the contract term, other than in accordance with the contract, we may charge the customer the amounts that would have been paid over the remaining term of the contract, or charge an early cancellation fee.

        Several states have adopted, or are considering the adoption of statutes, consumer protection policies or legal precedents which purport to void the automatic renewal provisions of our customer contracts, or otherwise restrict the charges we can impose upon contract cancellation. Such initiatives could compel us to increase the length of the initial term of our contracts, increase our charges during the initial term, or both, and consequently lead to less demand for our services and increase our attrition. Adverse judicial determinations regarding these matters could cause us to incur legal exposure to customers against whom such charges have been imposed, and the risk that certain of our customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on us.

         Due to a concentration of accounts in California, Florida and Texas, we are susceptible to environmental incidents that may negatively impact our results of operations.

        Almost 43% of our RMR at December 31, 2008 was derived from customers located in California, Florida and Texas. A major earthquake, hurricane or other environmental disaster in an area of high account concentration could disrupt our ability to serve those customers or render those customers uninterested in continuing to retain us to provide alarm monitoring services.

         We are susceptible to downturns in the housing market which may negatively impact our results of operations.

        We believe demand for alarm monitoring services in our Retail segment is affected by the turnover in the single family housing market. Downturns in the rate of sale of existing single family homes would reduce opportunities to make sales of new security systems and services and reduce opportunities to take over existing security systems that had previously been monitored by our competitors. These reduced opportunities to add RMR could negatively affect our results of operations.

         Declines in rents, occupancy rates and new construction of multifamily dwellings may affect our sales in this marketplace.

        We believe demand for alarm monitoring services in the Multifamily segment is tied to the general health of the multifamily housing industry. This industry is dependent upon prevailing rent levels and occupancy rates as well as the demand for construction of new properties. Given the generally cyclical nature of the real estate market, we believe that, in the event of a decline in the market factors described above, it is likely that demand for our alarm monitoring services to multifamily dwellings would also decline, which could negatively impact our results of operations.

         We could face liability for our failure to respond adequately to alarm activations.

        The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. In an attempt to reduce this risk, our alarm monitoring agreements and other agreements pursuant to which we sell our products and services contain provisions limiting our liability to customers and third parties. In the event of litigation with respect to such matters, however, these limitations may not be enforced. In addition, the costs of such litigation could have an adverse effect on us.

         In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability.

        We carry insurance of various types, including general liability and professional liability insurance in amounts management considers adequate and customary for the industry. Some of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence. If we incur increased losses related to employee acts or omissions, or system failure, or if we are unable to obtain adequate insurance coverage at reasonable rates, or if we are unable to receive reimbursements from insurance carriers, our financial condition and results of operations could be materially and adversely affected.

         Future government regulations or other standards could have an adverse effect on our operations.

        Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

         The loss of our Underwriter Laboratories listing could negatively impact our competitive position.

        All of our alarm monitoring centers are Underwriters Laboratories ("UL") listed. To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL's structural requirements, have back-up and uninterruptible power supplies, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their regulations. Non-compliance could result in a suspension of our UL listing. The loss of our UL listing could negatively impact our competitive position.

         We depend on our relationships with alarm system manufacturers and suppliers. If we are not able to maintain or renew these alliances or our manufacturers and suppliers fail to provide us with innovative product offerings, our ability to create new customers and service our existing account base could be negatively affected.

        We currently have agreements with certain electronic security system manufacturers and suppliers of hardware for products that we install in customer locations as part of new systems or as replacement parts for existing systems. We may not be able to maintain or renew our existing product sourcing arrangements on terms and conditions acceptable to us, or at all, if one or more of our suppliers discontinue offering a technology we have relied on or if one or more of our suppliers exits the electronic security system market. If we are unable to maintain or renew our existing relationships, we may incur additional costs creating new supplier arrangements and in servicing existing customers.

        We are also dependent on our electronic security system manufacturers for continued technological innovation. If the electronic security system product families we have invested in fail to keep pace with other manufacturers' and suppliers' technologies, we may incur additional training and inventory costs and our ability to attract new customers and service our existing customers could be adversely affected.

         We are dependent upon our experienced senior management, who would be difficult to replace.

        The success of our business is largely dependent upon the active participation of our executive officers, who have extensive experience in the industry. As a result, we have entered into employment agreements with each of our executive officers. The terms of these employment agreements are automatically extended for an indefinite number of one-year periods unless either party sends written notice to the other party of its intention not to renew the agreement at least 30 days prior to the expiration of the one-year period. The loss of service of one or more of such officers or the inability to attract or retain qualified personnel for any reason may have an adverse effect on our business.

         Our common stock may continue to fluctuate or decline over time.

        The price at which our common stock trades may fluctuate substantially or decline due to:

  •
  our historical and anticipated quarterly and annual operating results;

  •
  loss of one or more significant customers;

  •
  significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;

  •
  legal or regulatory matters;

  •
  additions or departures of any key employee;

  •
  investor perceptions of our company and comparable companies;

  •
  our ability to comply with financial covenants in our Senior Credit Agreement, Unsecured Term Loan Agreement or the Senior Secured Notes Indenture;

  •
  the large number of shares held by the Principal Stockholders;

  •
  price and volume fluctuations in the overall stock market; and

  •
  general market conditions and trends.

         We may not be able to maintain our listing on the NASDAQ Global Market, which may make it more difficult for investors to sell shares of our common stock.

        Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we are required to satisfy various minimum financial and market related requirements, including, among others, maintaining a $1.00 per share minimum closing bid price for our common stock and a $15 million minimum market value for our publicly held shares of common stock. In response to current market conditions, NASDAQ has temporarily suspended the minimum closing bid price requirement and minimum market value for publicly held shares requirement through April 19, 2009. After April 19, 2009, or such later date to which NASDAQ may extend its suspension of these requirements, if the closing bid price for our common stock is below $1.00 for 30 consecutive business days or the market value for our publicly held shares of common stock is below $15 million for 30 consecutive days and we are unable to regain compliance within the time periods required by NASDAQ or if we otherwise fail to meet all applicable requirements of the NASDAQ Global Market, NASDAQ may make a determination to delist our common stock. Any delisting could adversely affect your ability to sell our common stock, and the market price of our common stock could decrease.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We maintain our executive offices at 1035 N. 3rd Street, Suite 101, Lawrence, Kansas 66044. We operate primarily from the following facilities, although we also lease office space for our approximately 66 field locations.

Location	Approximate Size (sq. ft.)	Lease/Own	Principal Purpose
Irving, TX	53,750	Lease	Retail and Multifamily monitoring facility/administrative functions
Longwood, FL	20,000	Lease	Wholesale monitoring facility/administrative functions
Lawrence, KS	21,000	Lease	Financial/administrative headquarters
Cypress, CA	17,000	Lease	Wholesale monitoring facility
St. Paul, MN	6,550	Lease	Wholesale monitoring facility
Manasquan, NJ	7,200	Own	Wholesale monitoring facility
Wichita, KS	50,000	Own	Retail monitoring facility/administrative functions
Wichita, KS	122,000	Own	Backup Retail monitoring center/administrative functions

ITEM 3.    LEGAL PROCEEDINGS

        Information on our legal proceedings is set forth in Item 8, Note 13 "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to Protection One's stockholders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

        Our common stock has been listed on the NASDAQ Global Market under the symbol "PONE" since April 2, 2007. Prior to April 2, 2007, our common stock traded on the OTC Bulletin Board under the symbol "PONN." The table below sets forth for each of the calendar quarters indicated the high and low sales prices per share of our common stock, as reported by the OTC Bulletin Board in the first quarter of 2007 and as reported by the NASDAQ Global Market after April 2, 2007. The quotations in the first quarter of 2007 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2007:
First Quarter	$21.90	$11.25
Second Quarter	18.00	11.70
Third Quarter	15.67	11.48
Fourth Quarter	13.99	9.23
2008:
First Quarter	$13.00	$8.52
Second Quarter	11.50	6.84
Third Quarter	10.12	6.43
Fourth Quarter	9.47	4.13

Dividend Information

        The Unsecured Term Loan Agreement, Senior Secured Notes Indenture and Senior Credit Agreement restrict Protection One Alarm Monitoring's ability to pay dividends or to make other distributions to its corporate parent. Consequently, these agreements generally restrict our ability to declare or pay any cash dividend on, or make any other distribution in respect of, our capital stock. We did not declare or pay any dividends for the year ended December 31, 2008 or 2007.

Number of Stockholders

        As of March 5, 2009, there were approximately 390 stockholders of record who held shares of our common stock.

Performance Graph

        The following chart compares the cumulative total stockholder returns on the Common Stock since December 31, 2003 to (1) the cumulative total returns over the same period of the Russell MicroCap index; (2) the S&P 400 Specialized Consumer Services index and (3) our old peer group. The old peer group is comprised of Brinks Company and Devcon International. We believe we do not have a peer group for 2008 because the spin-off of Brink's Home Security Holdings, Inc. by The Brink's Company in late 2008 resulted in limited data and Devcon International was de-listed in 2008. The annual returns for the Old Peer Group indices are weighted based on the capitalization of each company within the peer group at the beginning of each period for which a return is indicated. The chart assumes the value of the investment in the Common Stock and each index was $100 at December 31, 2003 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Protection One, Inc., The Russell MicroCap Index,
The S&P 400 Specialized Consumer Services Index And A Peer Group

*
$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright©2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes to the financial statements of Protection One Inc., which can be found in Item 8.

        As a result of the Principal Stockholders obtaining over 95% of our common stock on February 8, 2005, we "pushed down" the Principal Stockholders' basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet reflect (1) the reduction of deferred customer acquisition costs and revenue, which were subsumed into the estimated fair market value adjustment for customer accounts; (2) adjustments to the carrying values of debt to estimated fair market value (or the Principal Stockholders' basis in the case of the credit facility); (3) adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments; (4) the recording of a value for our trade names; and (5) an increase to the equity section from these adjustments. The primary changes to the income statement include (1) the reduction in installation and other revenue due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition revenue; (2) the reduction in installation and other costs of revenue and selling expenses due to a lower level of amortization from the reduced amortizable base of deferred customer acquisition costs; (3) an increase in interest expense due to amortization of debt discounts arising from differences in fair values and carrying values of our debt instruments; and (4) the reduction in amortization related to the reduction in the amortizable base of customer accounts. Due to the impact of the changes resulting from the push down accounting, the statement of operations data and cash flow data presentations for 2005 results are separated into two periods: (1) the period prior to the February 8, 2005 consummation of the exchange transaction and (2) the period beginning after that date utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

        The condensed financial data set forth below includes the financial results for IASG beginning April 2, 2007, the date the Merger was consummated. All amounts are in thousands, except per share data, unless otherwise noted (dollar amounts in thousands).

	SELECTED CONSOLIDATED FINANCIAL DATA
	Year Ended December 31, 2008	Year Ended December 31, 2007(c)	Year Ended December 31, 2006	February 9 through December 31, 2005	January 1 through February 8, 2005	Year Ended December 31, 2004
Statements of operations data
Revenue	$372,021	$347,871	$270,552	$234,481	$28,543	$269,259
Cost of revenue (exclusive of amortization and depreciation shown below)	159,730	140,705	101,387	81,059	10,714	101,579
Selling, general and administrative expenses	136,813	125,398	103,916	86,014	12,093	104,872
Merger-related costs	—	4,344	—	—	—	—
Change in control, restructuring, recapitalization and corporate consolidation costs	—	—	4,472	2,339	5,939	24,382
Amortization of intangibles and depreciation expense	64,275	62,064	41,667	43,742	6,638	78,455
Impairment of trade name	925	—	—	—	—	—

Operating income (loss)	10,278	15,360	19,110	21,327	(6,841)	(40,029)
Interest expense, net	47,745	46,977	35,900	30,634	4,544	44,398
Loss on retirement of debt	12,788	—	—	6,657	—	47
Other income	(54)	(90)	(52)	(688)	(15)	(147)

Loss before income taxes	(50,201)	(31,527)	(16,738)	(15,276)	(11,370)	(84,327)
Income tax expense(b)	341	713	667	312	35	239,579

Net loss	$(50,542)	$(32,240)	$(17,405)	$(15,588)	$(11,405)	$(323,906)

Net loss per share of common stock(a)	$(2.00)	$(1.37)	$(0.95)	$(0.86)	$(5.80)	$(164.78)

Weighted average number of shares of common stock outstanding(a)	25,310,364	23,525,652	18,233,221	18,198,571	1,965,654	1,965,654
Consolidated balance sheet data
Working capital (deficit)	$(1,777)	$5,555	$(4,990)	$(5,067)		$(372,560)
Customer accounts, net	237,718	282,396	200,371	232,875		176,155
Goodwill, net	41,604	41,604	12,160	12,160		41,847
Total assets	639,054	672,717	443,953	436,302		461,044
Long term debt, including capital leases, net of current portion	523,927	521,180	391,991	321,293		110,340
Total stockholders' equity (deficiency in assets)	(80,250)	(22,517)	(79,943)	8,067		(177,609)
Cash flow data
Cash flows provided by operations	$59,654	$57,664	$49,527	$40,413	$3,710	$61,814
Cash flows used in investing activities	(48,357)	(34,670)	(36,687)	(24,151)	(2,473)	(30,369)
Cash flows used in financing activities	(13,413)	(6,595)	(8,133)	(50,134)	—	(14,120)

(a)
On May 12, 2006, a cash dividend of $3.86 per share was paid to all holders of record of common stock on May 8, 2006. Loss per share and weighted average number of shares presented give retroactive effect to the one-share-for-fifty shares reverse stock split on February 8, 2005.

(b)
As a result of the February 17, 2004 sale transaction whereby Protection One was sold to POI Acquisition I, Inc. (an affiliate of Quadrangle), Protection One's net deferred tax assets were not expected to be realizable and a non-cash charge against income was recorded in 2004 to establish a valuation allowance for those assets.

(c)
The financial results of IASG subsequent to the Merger have been included in the consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of electronic security alarm monitoring services, providing installation, maintenance and electronic monitoring of alarm systems to single-family residential, commercial, multifamily and wholesale customers. We monitor signals from burglary, fire, medical and environmental alarm systems and manage information from access control and CCTV systems.

        Our business consists of three primary segments: Retail, Wholesale and Multifamily. Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs. Our Wholesale segment contracts with independent security alarm dealers nationwide to provide alarm system monitoring and support services to their residential and business customers. We also provide business support services as well as financing assistance for these independent dealers by providing loans secured by alarm contracts and by purchasing alarm contracts. Our Multifamily segment provides electronic security system installation and alarm monitoring services to owners and managers of apartments, condominiums and other multifamily dwellings. We market our services to these customer segments through a limited, but separate internal sales and installation branch networks.

        As you read this section, please refer to our Consolidated Statements of Operations and Comprehensive Loss and accompanying notes found in Item 8. These statements show our operating results for the years ended December 31, 2008, 2007 and 2006. In this section, we analyze and explain the significant annual changes in the components of operating income in the Consolidated Statements of Operations and Comprehensive Loss.

Sources of Revenue

        For both Retail and Multifamily segments, revenue is primarily generated from providing monitoring services. Monitoring revenue is generated based on contracts that we enter into with our customers. Our Retail customer contracts typically have three-year initial terms for residential customers and five-year initial terms for commercial customers. Our Multifamily customer contracts have initial terms that fall within a range of five to ten years and average eight years at inception. Our contracts generally also provide for automatic renewal provisions where permitted. Many of our residential and commercial contracts require us to provide additional services, such as maintenance services, generating incremental revenue for us. Wholesale revenue includes monitoring services as well as business support services with contracts generally on a month-to-month basis. Installation and other revenue consists primarily of sales of burglar alarms, closed circuit television systems, fire alarms and card access control systems to commercial customers as well as amortization of previously deferred revenue.

Costs of Revenue; Expenses

        Monitoring and related services costs generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Installation and other costs of revenue consist primarily of equipment and labor charges to install alarm systems, closed circuit television systems, fire alarms and card access control systems sold to our customers as well as amortization of previously deferred costs.

        Selling expenses include employee compensation, benefits and recruiting for our internal salesforce, spending on marketing and selling programs, advertising, customer signage, marketing materials, trade show expense, and amortization of previously deferred selling costs. General and administrative expenses include lease expenses on office space and office equipment, costs of debt collection efforts, employee compensation and benefits, professional service fees and other miscellaneous expenses. Amortization of intangibles and depreciation includes amortization of customer accounts, dealer relationships and non-competition agreements as well as depreciation on property and equipment.

Business Strategy

        Our overall goal is to improve returns on invested capital while increasing our market share in select segments for Retail and Wholesale electronic security systems and services in the largest cities and metropolitan areas in the United States. Specific goals include:

  •
  delivering value-added customer solutions, such as our e-Secure web-based intrusion control solution, to attract new customers as well as drive RMR growth;

  •
  utilizing technology improvements and our national infrastructure more effectively to continue service improvements while reducing costs to serve our customer base and maintaining our focus on reducing attrition;

  •
  investing more resources, both personnel and systems-based, to increase our share of the market for integrated electronic security systems and services in targeted mid-market commercial segments;

  •
  focusing residential investment within targeted residential segments to drive brand awareness and customer acquisition through multiple channels, including direct sales, telesales, alliances, and the Internet, for interactive electronic security systems and service; and

  •
  investing in order to offer the most advanced web-based Wholesale services with national disaster recovery while targeting Wholesale customers who value these services along with close geographic proximity.

We plan to achieve these objectives by building upon our core strengths, including our multiple monitoring centers and national branch platform, our brand recognition, our internal salesforce model and our highly skilled and experienced management team and workforce.

Significant Activities

  Debt Refinancing

        On March 14, 2008, we borrowed $110.3 million under a new unsecured term loan facility to allow us to redeem all of our Senior Subordinated Notes. The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013. Using the proceeds from the Unsecured Term Loan and available cash on hand, we redeemed all of the Senior Subordinated Notes effective March 14, 2008. The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group. Affiliates of the Principal Stockholders collectively owned approximately 70% of our common stock as of December 31, 2008 and one of our former directors is affiliated with Arlon Group.

  Merger

        On April 2, 2007 we acquired IASG, which resulted in the acquisition of sizable Retail and Wholesale operations. We have consolidated the financial results of IASG beginning on April 2, 2007. Pro forma information, which includes IASG financial results as if the Merger had been consummated on January 1, 2007, is included in Note 9, "IASG Acquisition," to the Financial Statements. Since the Merger, we evaluate our operating and financial performance based on three segments: Retail, Wholesale and Multifamily.

Other Significant Activities

  Net Loss

        We incurred a net loss of $50.5 million for the year ended December 31, 2008. The net loss reflects substantial charges incurred by us for amortization of customer accounts and other intangibles, interest incurred on indebtedness, and a loss of $12.8 million on the early redemption of our Senior Subordinated Notes.

  Trade name impairment and investment in Multifamily segment

        During the third quarter of 2008, an impairment charge of $0.5 million was recorded on the Network Multifamily® trade name. The impairment is due to management's expectation that revenue in the Multifamily segment will continue to decline, thereby reducing the fair value of the trade name below its carrying value. We recorded an additional $0.4 million trade name impairment charge in our Multifamily segment in the fourth quarter of 2008 which was caused by higher than expected customer attrition, and resulted in total trade name impairment of $0.9 million in 2008.

        We have reduced the level of additional investment in our Multifamily segment until economic conditions become more favorable, including a scaling of its operations to keep costs in line with revenue. Multifamily remains focused on serving the needs of its existing customer base.

Performance Metrics

  Recurring Monthly Revenue

        We measure all of the recurring monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of RMR may not be comparable to other similarly titled measures of other companies, in part because our proportion of Retail, Wholesale, and Multifamily RMR may vary significantly from the mix at other companies. RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles. We had approximately $26.7 million of RMR as of December 31, 2008 and 2007 and $20.0 million of RMR as of December 31, 2006. The increase in RMR from 2006 is primarily the result of the Merger.

        Even though our proportions of Retail, Wholesale and Multifamily RMR may differ significantly from other companies' mix, and even though contributions from each type of RMR varies, we believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. Management monitors RMR, among other things, to evaluate our ongoing performance. In order to enhance investors' understanding of the components of our RMR, we include roll-forwards for each segment below. The table below reconciles our RMR to revenue reflected on our consolidated statements of operations (dollar amounts in thousands).

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
RMR at December 31	$26,746	$26,706	$19,988
Amounts excluded from RMR:
Amortization of deferred revenue	1,211	1,036	720
Other revenue(a)	3,303	2,974	3,192

Revenue (GAAP basis):
December	31,260	30,716	23,900
January – November	340,761	317,155	246,652

Total period revenue	$372,021	$347,871	$270,552

    (a)
    Revenue that is not pursuant to monthly contractual billings.

        Our RMR includes amounts billable to customers with past due balances that we believe are collectible. We seek to preserve the revenue stream associated with each customer contract, primarily to maximize our return on the investment we made to generate each contract. As a result, we actively work to collect amounts owed to us and to retain the customers at the same time. In some instances, we may allow up to six months to collect past due amounts, while evaluating the ongoing customer relationship. When we categorize accounts as at-risk because accounts receivable balances exceed certain guidelines or because notice of intent to cancel or move has been provided by the customer, we include the account in attrition calculations. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

        Our RMR calculation is not considered an alternative to revenue calculated under accounting principles generally accepted in the United States of America ("GAAP") and is not a substitute indication of our operating performance under GAAP. We believe, however, that the supplemental presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.

        The following table provides a roll-forward of RMR by segment and in total for the years indicated (dollar amounts in thousands).

	Year Ended December 31,
	2008				2007				2006
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Beginning RMR balance	$20,628	$3,615	$2,463	$26,706	$16,429	$963	$2,596	$19,988	$16,229	$920	$2,724	$19,873
RMR additions from direct sales	2,316	1,305	98	3,719	2,331	803	86	3,220	2,111	245	151	2,507
RMR additions from Merger	—	—	—	—	4,133	2,549	—	6,682	—	—	—	—
RMR additions from account purchases	44	—	—	44	32	—	—	32	—	—	—	—
RMR losses(a)	(2,823)	(932)	(428)	(4,183)	(2,583)	(661)	(269)	(3,513)	(2,037)	(155)	(370)	(2,562)
Price increases and other	378	10	72	460	286	(39)	50	297	126	(47)	91	170

Ending RMR balance	$20,543	$3,998	$2,205	$26,746	$20,628	$3,615	$2,463	$26,706	$16,429	$963	$2,596	$19,988

(a)
RMR losses include price decreases

        The table below reconciles our RMR by segment to revenue reflected in our segment results of operations (dollar amounts in thousands).

	Year Ended December 31,
	2008			2007			2006
	Retail	Whole- sale	Multi- family	Retail	Whole- sale	Multi- family	Retail	Whole- sale	Multi- family
RMR at December 31	$20,543	$3,998	$2,205	$20,628	$3,615	$2,463	$16,429	$963	$2,596
Amounts excluded from RMR:
Amortization of deferred revenue	1,197	—	14	1,025	—	12	678	—	42
Other revenue(a)	2,829	263	211	2,400	425	148	3,124	24	44

Revenue (GAAP basis):
December	24,569	4,261	2,430	24,053	4,040	2,623	20,231	987	2,682
January – November	267,226	45,216	28,319	253,437	33,938	29,780	204,808	10,130	31,714

Total period revenue	$291,795	$49,477	$30,749	$277,490	$37,978	$32,403	$225,039	$11,117	$34,396

(a)
Revenue that is not pursuant to monthly contractual billings.

  Monitoring and Related Services Margin

        In each of the last three years, monitoring and related service revenue comprised approximately 90% of our total revenue. The increases in monitoring and related services revenue from 2006 to 2008 are primarily due to the Merger. The table below identifies the monitoring and related services gross margin and gross margin percent for the presented periods, which is exclusive of amortization and depreciation (dollar amounts in thousands).

	Year Ended December 31,
	2008	2007	2006
Monitoring and related services revenue	$334,125	$313,330	$247,370
Cost of monitoring and related services revenue (exclusive of amortization and depreciation)	110,980	99,835	71,823

Gross margin	$223,145	$213,495	$175,547

Gross margin percent	66.8%	68.1%	71.0%

        Our total monitoring and related services gross margin percentage decreased from the prior periods primarily due to the growth of our Wholesale segment as a result of the Merger and from internal additions in 2008 and 2007, which were proportionately greater than the growth of our Retail segment. Retail gross margin was consistent between 2008, 2007 and 2006. Multifamily gross margin has declined as cost saving initiatives have not kept pace with the decline in revenue.

        The Wholesale gross margin percentage is typically lower than Retail and Multifamily gross margin percentages due to the reduced number of services we provide to dealers compared to the number of services we provide to our Retail and Multifamily customers. Acquisition costs per monitored wholesale site are also significantly lower. In addition, Wholesale costs increased faster than revenue because (1) we improved service levels in the acquired monitoring centers by increasing staffing; (2) revenue growth came from monitored sites with lower than average RMR and higher costs to service, including two-way voice verification and line security; and (3) we increased staffing levels in 2008 in connection with the integration of our Wholesale monitoring centers.

  Attrition

        Our customer base reflected a net increase in monitored sites during 2008 primarily due to growth in our Wholesale operations. The increase in 2007 is primarily the result of the Merger, through which a significant amount of Retail and Wholesale customers were acquired. Net losses of customer accounts materially and adversely affect our business, financial condition and results of operations.

        Attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flow. We monitor attrition each quarter based on a quarterly annualized and trailing twelve-month basis. This method utilizes each segment's average RMR base for the applicable period in measuring attrition. Therefore, in periods of RMR growth, the computation of RMR attrition may result in a number less than would be expected in periods when RMR remains stable. In periods of RMR decline, the computation of RMR attrition may result in a number greater than would be expected in periods when RMR remains stable. We believe the presentation of RMR attrition is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams. In addition, we believe RMR attrition information is more useful than customer account attrition because it reflects the economic impact of customer losses and price decreases.

        In the table below, we define attrition as a ratio, the numerator of which is the gross amount of lost RMR, which includes price decreases, for a given period, net of the adjustments described below, and the denominator of which is the average amount of RMR for a given period. In some instances, we use estimates to derive attrition data. In the calculations directly below, we do not reduce the gross RMR lost during a period by RMR added from "move in" accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or from "mover" accounts, which are accounts arising from a customer moving into a new location without a security system installed by us and retaining us to install a new system and provide monitoring services.

        As defined above, RMR attrition by business segment is summarized at December 31, 2008, 2007 and 2006. As expected, the relatively higher retail gross attrition on the acquired IASG retail portfolio compared to the legacy Retail portfolio caused Retail gross attrition to increase in 2008 and 2007. We also experienced a slight increase in Retail cancellations for financial related reasons.

	Recurring Monthly Revenue Attrition
	December 31, 2008		December 31, 2007		December 31, 2006
	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
Retail	13.9%	13.7%	13.3%	13.2%	11.6%	12.5%
Wholesale	23.7%	24.5%	21.8%	22.6%	16.5%	16.5%
Multifamily	21.3%	18.3%	9.0%	10.6%	21.2%	13.9%

        In the table below, in order to enhance the comparability of our Retail segment attrition results with those of other industry participants, many of which report attrition net of new owner and move-in accounts and exclude price decreases, we define the denominator the same as above but define the numerator as the gross amount of lost RMR, excluding price decreases, for a given period reduced by RMR added from new owners and move-in accounts.

	Recurring Monthly Revenue Attrition
	December 31, 2008		December 31, 2007		December 31, 2006
	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month	Annualized Fourth Quarter	Trailing Twelve Month
Retail	10.9%	10.5%	9.9%	9.5%	7.8%	8.4%

        Our actual attrition experience shows that the relationship period with any individual customer can vary significantly. Customers discontinue service with us for a variety of reasons, including relocation, service issues and cost. A portion of the customer base can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations. To a much greater extent than Retail, Wholesale attrition can be affected by the decisions of its largest dealers. Multifamily experienced elevated attrition arising from an increase in RMR at-risk and customers terminating services for financial reasons.

Adjusted EBITDA

        Adjusted EBITDA is used by management and reviewed by the Board of Directors in evaluating segment performance and determining how to allocate resources across segments for investments in customer acquisition activities, capital expenditures and spending in general. We believe it is also utilized by the investor community that follows the security monitoring industry. Adjusted EBITDA is useful because it allows investors and management to evaluate and compare operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Specifically, Adjusted EBITDA allows management to evaluate segment results of operations, including operating performance of monitoring and service activities, effects of investments in creating new customer relationships, and sales and installation of security systems, without the effects of non-cash amortization and depreciation. Adjusted EBITDA by segment for the years ended December 31, 2008, 2007 and 2006 was as follows (dollars amounts in thousands):

	For the year ended December 31,
	2008	2007	2006
Retail	$87,186	$82,232	$64,262
Wholesale	9,575	10,375	2,901
Multifamily	12,552	14,805	17,067

        Retail Adjusted EBITDA increased $5.0 million in 2008 compared to 2007 due to additional contribution from customers acquired in the Merger. Wholesale Adjusted EBITDA decreased $0.8 million in 2008 compared to 2007 primarily because (1) we improved service levels in the acquired monitoring centers by increasing staffing; (2) revenue growth came from monitored sites with lower than average RMR and higher costs to service including two-way voice verification and line security; and (3) we increased staffing levels in 2008 in connection with the integration of our Wholesale monitoring centers. Multifamily Adjusted EBITDA decreased $2.3 million in 2008 compared to 2007. The decrease is attributable to the decline in its monitored site base and related monitoring and service revenue without a corresponding decrease in related expenses.

        The following table provides a reconciliation of loss before income taxes to Adjusted EBITDA by segment (dollars amounts in thousands):

	For the year ended December 31, 2008
	Retail	Wholesale	Multifamily
(Loss) Income before income taxes	$(55,768)	$2,212	$3,355
Plus:
Interest expense, net	47,386	3	356
Amortization and depreciation expense	51,474	7,216	5,585
Amortization of deferred costs in excess of amortization of deferred revenue	28,556	—	2,176
Stock based compensation expense	1,448	—	—
Other costs, including rebranding expenses	1,356	144	155
Loss on retirement of debt	12,788	—	—
Loss on impairment of trade name	—	—	925
Less:
Other income	(54)	—	—

Adjusted EBITDA	$87,186	$9,575	$12,552

	For the year ended December 31, 2007
	Retail	Wholesale	Multifamily
(Loss) Income before income taxes	$(39,135)	$1,482	$6,126
Plus:
Interest expense, net	43,920	2,619	438
Amortization and depreciation expense	49,501	6,274	6,289
Amortization of deferred costs in excess of amortization of deferred revenue	22,223	—	1,952
Stock based compensation expense	1,469	—	—
Other costs, including Merger related expenses	4,344	—	—
Less:
Other income	(90)	—	—

Adjusted EBITDA	$82,232	$10,375	$14,805

	For the year ended December 31, 2006
	Retail	Wholesale	Multifamily
(Loss) Income before income taxes	$(27,576)	$2,027	$8,811
Plus:
Interest expense (income), net	35,049	(4)	855
Amortization and depreciation expense	34,443	795	6,429
Amortization of deferred costs in excess of amortization of deferred revenue	16,621	—	952
Stock based compensation expense	1,408	—	—
Other costs, including recapitalization expenses	4,452	—	20
Less:
Other income	(135)	83	—

Adjusted EBITDA	$64,262	$2,901	$17,067

Critical Accounting Policies

        Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, goodwill, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of management of the Company, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included herein.

  Revenue and Expense Recognition

        Revenue is recognized when security services are provided. System installation revenue, sales revenue on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential customers with monitoring service contracts. For commercial customers and our national account customers, revenue recognition is dependent upon each specific customer contract. In instances when we pass title to a system, we recognize the associated revenue and costs related to the sale of the equipment in the period that title passes regardless of whether the sale is accompanied by a service agreement. In cases where we retain title to the system, we defer and amortize revenue and direct costs.

        Deferred system and upgrade installation revenue are recognized over the estimated life of the customer utilizing an accelerated method for our Retail customers. We amortize deferred revenue from customer acquisitions related to our Retail customers over a fifteen-year period on an accelerated basis. The associated deferred customer acquisition costs are amortized, annually and in total, over a fifteen-year period on an accelerated basis in amounts that are equal to the amount of revenue amortized, annually and in total, over the fifteen-year period. The deferred customer acquisition costs in excess of the deferred customer acquisition revenue are amortized over the initial term of the contract.

        We amortize deferred customer acquisition costs and revenue related to our Retail customers using an accelerated basis because we believe this method best approximates the results that would be obtained if we accounted for these deferred costs and revenue on a specific contract basis utilizing a straight-line amortization method with write-off upon customer termination. We do not track deferred customer acquisition costs and revenue on a contract by contract basis in our Retail segment, and as a result, we are not able to write-off the remaining balance of a specific contract when the customer relationship terminates. Deferred customer acquisition costs and revenue are accounted for using pools, with separate pools based on the month and year of acquisition.

        We periodically perform a lifing study with the assistance of a third-party appraisal firm to estimate the average expected life and attrition pattern of our customers. The lifing study is based on historical customer terminations. The results of our lifing studies indicate that our customer pools can expect a declining revenue stream. We evaluate the differing rates of declining revenue streams for each customer pool and select an amortization rate that closely matches the respective decline curves. Such analysis is used to establish the amortization rates of our customer account pools in order to reflect the pattern of future benefit.

        Given that the amortization lives and methods are developed using historical attrition patterns and consider actual customer termination experience, we believe such amortization lives and methods approximate the results of amortizing on a specific contract basis with write-off upon termination.

        For our Multifamily segment, we track the deferred revenues on a contract by contract basis which are recognized over the estimated life of the customer utilizing a straight-line method. The deferred customer acquisition costs in excess of the deferred customer acquisition revenues are amortized over the initial term of the contract. We write off the unamortized portion of the Multifamily deferred customer acquisition revenues and costs when the customer relationship terminates.

        The table below reflects the impact of our accounting policy on the respective line items of the Statement of Operations for the years ended December 31, 2008, 2007 and 2006. The "Total amount incurred" line represents the current amount of billings that were made and the current costs that were incurred for the period. We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report on the Statement of Operations (dollar amounts in thousands).

	For the Year Ended December 31,
	2008			2007			2006
	Revenue— other	Cost of revenue— other	Selling expense	Revenue— other	Cost of revenue— other	Selling expense	Revenue— other	Cost of revenue— other	Selling expense
Retail segment:
Total amount incurred	$52,040	$63,572	$52,986	$52,648	$58,778	$47,921	$44,527	$54,311	$44,759
Amount deferred	(28,747)	(41,727)	(18,047)	(29,790)	(37,317)	(19,209)	(29,092)	(38,244)	(18,059)
Amount amortized	13,398	24,335	17,619	10,669	16,906	15,986	7,249	11,887	11,983

Amount included in Statement of Operations	$36,691	$46,180	$52,558	$33,527	$38,367	$44,698	$22,684	$27,954	$38,683

Wholesale segment:
Total amount incurred(a)	$817	$—	$2,253	$546	$—	$1,430	$—	$—	$270

Multifamily segment:
Total amount incurred	$325	$4,077	$1,703	$308	$3,473	$1,749	$300	$2,539	$2,182
Amount deferred	(90)	(3,631)	(472)	(20)	(2,957)	(470)	19	(2,016)	(176)
Amount amortized	153	2,124	205	180	1,987	145	179	1,087	44

Amount included in Statement of Operations	$388	$2,570	$1,436	$468	$2,503	$1,424	$498	$1,610	$2,050

Total Company:
Total amount incurred	$53,182	$67,649	$56,942	$53,502	$62,251	$51,100	$44,827	$56,850	$47,211
Amount deferred	(28,837)	(45,358)	(18,519)	(29,810)	(40,274)	(19,679)	(29,073)	(40,260)	(18,235)
Amount amortized	13,551	26,459	17,824	10,849	18,893	16,131	7,428	12,974	12,027

Amount reported in Statement of Operations	$37,896	$48,750	$56,247	$34,541	$40,870	$47,552	$23,182	$29,564	$41,003

(a)
The Wholesale segment revenue-other represents interest and fee income generated from our dealer loan program acquired in the Merger.

        In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, our Retail segment also capitalized purchases of rental equipment in the amount of $5.3 million, $4.4 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. We purchased customer accounts valued at $1.2 million and $1.0 million in the years ended December 31, 2008 and 2007, respectively. We acquired $130.3 million in customer accounts in 2007 in connection with the Merger. We did not purchase customer accounts in 2006. The increase in Retail costs incurred during 2008 relates to an increase in the sale of commercial lease products, which have higher upfront costs, as well as an increase in fuel costs.

  Valuation of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill is recorded in the Retail, Wholesale and Multifamily operating segments, which are also our reporting units for purposes of evaluating our recorded goodwill for impairment. Goodwill was $41.6 million as of December 31, 2008 and 2007.

        Goodwill originated with the adoption of push down accounting and the related adjustments during 2005, which was associated with the acquisition of the Company by a new controlling shareholder group. Additional goodwill was recorded in connection with the Merger during 2007. We determined the fair value of each reporting unit acquired in the Merger and then allocated goodwill to each reporting unit based on the amount of excess fair value determined after assigning values to the individual assets acquired and liabilities assumed related to each reporting unit.

        We evaluate goodwill for impairment annually as of the beginning of the third quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

        The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit's fair value to its carrying value. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and we must complete the second step of the goodwill impairment test. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including internally developed intangible assets with a zero carrying value, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.

        Fair value of the reporting units is determined using a combined income and market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. The market approach may involve use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or a similar line of business as the respective reporting unit. The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit. We consider value indications from both the income approach and market approach in estimating the fair value of each reporting unit.

        The income approach was given significant weight for all three reporting units because management considers this method a reasonable indicator of fair value. The market transaction method was also given significant weight for all three reporting units because transactions in the industry are commonly valued as a multiple of RMR. Based on management's experience along with a review of recent industry transactions, management concluded the weighting of the market transaction method was appropriate. The market guideline company method was given a small weight for Retail because, although the guideline companies are generally comparable, they are not similar enough to warrant a significant weight in estimating fair value. The market guideline company method was given no weight for the Wholesale and Multifamily reporting units because management determined that there were no sufficiently comparable companies or there was a lack of market data for businesses engaged in these specialized monitored security operations.

        The weighting for each of the methods used in connection with our annual goodwill impairment testing for 2008 is detailed in the table below:

	Income Approach	Market—Guideline	Market—Transaction
Retail	60%	10%	30%
Wholesale	50%	0%	50%
Multifamily	50%	0%	50%

        Management judgment is a significant factor in determining whether an indicator of impairment has occurred. Management relies on estimates in determining the fair value of each reporting unit, which include the following critical quantitative factors:

          Anticipated future cash flows and terminal value for each reporting unit.     The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management's estimates of economic and market conditions over the projected period including growth rates in revenue, customer attrition and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates. We are not expecting actual results to vary significantly from estimates.

          Selection of an appropriate discount rate.     The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in the security monitoring industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term.

          Identification of comparable transactions within the industry.     The market approach relies on a calculation that uses a multiple of RMR based on actual transactions involving industry participants. RMR multiples are a commonly used valuation metric in the security monitoring industry. The market approach estimates fair value by applying RMR multiples to the reporting unit's RMR balance as of the testing date. Although RMR multiples are subject to change, there has not been a noticeable deterioration in transaction values compared to prior years.

        We completed our annual impairment testing during the third quarter of 2008 and determined that goodwill was not impaired. We also performed a sensitivity analysis on our estimated fair value determined using the income and market approach. A key assumption for the income approach is the discount rate. We selected a weighted average cost of capital of 9.5 percent for all reporting units. We noted that an increase in the weighted average cost of capital of approximately 500 basis points for the Retail reporting unit, 350 basis points for the Wholesale reporting unit and 350 basis points for the Multifamily reporting unit would result in an estimate of fair value using the income approach of less than the carrying value. A key assumption for the market approach involves selection of a multiple of RMR. If the market transaction multiple had not increased in 2008, the concluded fair value of the Retail, Wholesale and Multifamily reporting units as of July 1, 2008 would have still been in excess of the respective carrying values.

        Given the decline in our market capitalization and uncertainty surrounding the US economy at the end of the fourth quarter of 2008, we concluded a triggering event had occurred indicating potential impairment. We completed an interim goodwill impairment test as of December 31, 2008 and determined that goodwill was not impaired. The Wholesale reporting unit, however, had limited excess of fair value over carrying value at December 31, 2008. We noted that an increase in the weighted average cost of capital of approximately 100 basis points for the Wholesale reporting unit would have resulted in an estimate of fair value less than the carrying value. We intend to continually monitor for potential triggering events.

        Our principal indefinite-lived intangible assets are trade names. Trade name values were based on the identifiable revenue associated with each segment. Fair value is determined based on the income approach using the relief from royalty method, which requires assumptions related to projected revenues and assumptions regarding the royalty rate and discount rate. Trade name values were $27.7 million and $28.6 million as of December 31, 2008 and 2007, respectively.

        During the third quarter of 2008, an impairment charge of $0.5 million was recorded on the Network Multifamily® trade name. The impairment was due to management's expectation that revenue in the Multifamily segment will continue to decline, thereby reducing the fair value of the trade name below its carrying value. We have decided to reduce investment in our Multifamily segment until economic conditions become more favorable. We recorded an additional $0.4 million trade name impairment charge for our Multifamily segment in the fourth quarter of 2008, which was caused by higher than expected customer attrition, and resulted in total trade name impairment of $0.9 million in 2008.

  Long-Lived Assets

        Long-lived assets include property and equipment, customer accounts, dealer relationships, deferred customer acquisition costs and other amortizable intangible assets. We review long-lived assets for impairment in accordance with the guidance in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of long-lived assets is measured by a comparison of the carrying value to the future undiscounted cash flows expected to be generated by the assets. If we determine an impairment exists, the amount of impairment recognized is the amount by which the carrying value exceeds fair value. Projections of future cash flows are subject to change as a result of actual results differing from expectation as well as higher than expected levels of customer attrition. Though we are not expecting actual results to vary significantly from our projections, long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

  Customer Account and Dealer Relationship Amortization

        The choice of an amortization life and method is based on our estimates and judgments about the amounts and timing of expected future revenue from customer accounts and average customer account life. Amortization methods and amortization periods were determined because, in our opinion, they would adequately match amortization cost with anticipated revenue. We evaluate the appropriateness of the amortization life and method of each of our customer account pools based on the actual historical attrition experience of each pool and, when deemed necessary, perform a lifing study on our customer accounts to assist us in determining appropriate lives of our customer accounts. These analyses are needed in light of the inherent declining revenue curve over the life of a pool of customer accounts. We have identified two distinct pools of customer accounts in our Retail segment and one customer pool in each of our Wholesale and Multifamily segments, as shown in the table below, each of which has distinct attributes that affect differing attrition characteristics. The result of lifing studies indicated to us that we can expect attrition to be greatest in the initial years of asset life and that a declining balance (accelerated) method therefore best matches the future amortization cost with the estimated revenue stream from these customer pools. We switch from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense. Our amortization rates consider the average estimated remaining and historical projected attrition rates. We completed a lifing study during the fourth quarter of 2008, the results of which are discussed in the following paragraphs.

        Effective as of the beginning of the fourth quarter of 2008, we changed the estimated useful life used to account for Retail customer accounts from an accelerated method with a useful life of ten years to a more accelerated method with a useful life of fifteen years. The change in estimated useful life for our Retail customer accounts results from our ongoing analysis of all pertinent factors, including actual historical customer attrition data, demand and competition. In accordance with SFAS 154, "Accounting Changes and Error Correction" ("SFAS 154"), the change in estimated useful life is accounted for prospectively. The change is based on information obtained by continued observation of the pattern of expected benefits derived from these assets. The effects of the change in estimated useful life described above decreased net revenue by $0.1 million, decreased installation cost of revenue by $0.1 million, decreased depreciation and amortization expense by $1.0 million and net loss by $1.0 million for the three and twelve month periods ended December 31, 2008. Basic and diluted loss per share was decreased by $0.04 for the three and twelve month periods ended December 31, 2008 as a result of the change.

        Effective as of the beginning of the fourth quarter of 2008, we also changed the method and estimated useful life used to account for Multifamily customer accounts from the straight-line method with a useful life of nine years to an accelerated method with a useful life of fifteen years. The change in method and estimated useful life for our Multifamily customer accounts results from our ongoing analysis of all pertinent factors, including actual historical customer attrition data, demand and competition. In accordance with SFAS 154, the change in method and estimated useful life represents a change in accounting estimates effected by a change in accounting principle and is accounted for prospectively. The change is based on information obtained by continued observation of the pattern of expected benefits derived from these assets and is preferable, as it results in amortization that is more reflective of the pattern of expected benefits to be derived from these assets. The effects of the change in method and estimated useful life described above decreased depreciation and amortization expense by $0.5 million and net loss by $0.5 million for the three and twelve month periods ended December 31, 2008. Basic and diluted loss per share was decreased by $0.02 for the three and twelve month periods ended December 31, 2008 as a result of the change.

        Effective as of the beginning of the fourth quarter of 2008, we also changed the estimated useful life used to account for Wholesale dealer relationships from an accelerated method with a useful life of fifteen years to a more accelerated method with a useful life of twenty years. The change in estimated useful life for our Wholesale dealer relationships results from our ongoing analysis of all pertinent factors, including actual historical dealer attrition data, demand and competition. In accordance with SFAS 154, the change in estimated useful life is accounted for prospectively. The change is based on information obtained by continued observation of the pattern of expected benefits derived from these assets. The effects of the change described above decreased depreciation and amortization expense by $0.4 million and net loss by $0.4 million for the three and twelve month periods ended December 31, 2008. Basic and diluted loss per share was decreased by $0.01 for the three and twelve month periods ended December 31, 2008 as a result of the change.

        Our amortization rates consider the average estimated remaining and historical projected attrition rates. The amortization method for each customer pool is as follows:

Pool	Method
Prior to October 1, 2008:
Customer Accounts:
Retail-Protection One	Ten-year 135% declining balance
Retail-IASG	Nine-year 150% declining balance
Multifamily	Nine-year straight-line
Dealer Relationships:
Wholesale	Fifteen-year 150% declining balance
October 1, 2008 and after:
Customer Accounts:
Retail-Protection One	Fifteen-year double declining balance
Retail-IASG	Nine-year 150% declining balance
Multifamily	Fifteen-year 180% declining balance
Dealer Relationships:
Wholesale	Twenty-year 140% declining balance

        We conduct comprehensive reviews of our attrition experience on an ongoing basis and adjust the estimated lives of our customer accounts and dealer relationships as needed. We recorded approximately $45.9 million of customer account amortization and $4.0 million of dealer relationship amortization for the year ended December 31, 2008. We recorded approximately $45.5 million of customer account amortization and $3.6 million of dealer relationship amortization for the year ended December 31, 2007. We recorded approximately $31.9 million of customer account amortization and $0.6 million of dealer relationship amortization for the year ended December 31, 2006. The amounts would change if there were changes in the estimated life or amortization rate for customer accounts or dealer relationships. For example, if we had recorded amortization under the new amortization method for all of 2008, customer account and dealer relationship amortization expense would have been $41.9 million and $2.6 million, respectively, for the year ended December 31, 2008. Additionally, if we had applied the new amortization method and further reduced the amortization period of each customer pool by one year, customer account and dealer relationship amortization expense would have been approximately $43.4 million and $2.8 million, respectively, for the year ended December 31, 2008.

  Acquisitions

        We account for our acquisitions of security monitoring businesses using the purchase method. The purchase method requires that we estimate the fair value of the individual assets and liabilities acquired. The estimation of the fair value of the assets and liabilities acquired and consideration given involves a number of judgments and estimates

  Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered. To the extent we believe that recovery is not likely, we must establish a valuation allowance. We believe that recovery of most of our deferred tax assets is not likely. Accordingly, a valuation allowance for virtually all of our deferred tax assets has been established. We currently do not expect to be in a position to record tax benefits for losses incurred in the future.

  New accounting standards

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the consideration of management's internal cash flow and discount rate assumptions as well as illustrates how observable market information impacts fair value measurements in an inactive market. FSP FAS 157-3 was effective upon issuance and did not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for our financial statements issued after January 1, 2009. We are currently evaluating SFAS 161; however, we do not anticipate adoption will have a material impact on our consolidated financial statements.

        During February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, ("FSP FAS 157-2"), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Based on this guidance, we expect to adopt the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009. We do not anticipate that adoption of these provisions will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require non-controlling interests in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; and 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

Results of Operations

  Protection One Consolidated

        Monitoring and related services revenue increased 6.6% in 2008 compared to 2007, primarily as a result of the Merger. Cost of monitoring and related services revenue increased approximately 11.2% in 2008 compared to 2007, primarily due to our increased customer base and increases in Retail and Wholesale monitoring and service costs. Monitoring and related services margin as a percentage of related revenue was 66.8%, 68.1% and 71.0% in 2008, 2007 and 2006, respectively. Our monitoring and related services gross margin percentage has decreased from the prior period due to several factors: (1) increased percentage of Wholesale customers, which provide lower margins, (2) increased third party costs for cellular service due to the growing number of customers who choose to have primary or back-up cellular monitoring service, and (3) increased percentage of commercial customers in our base who choose enhanced services, such as open/close and fire inspections which typically have lower gross margins than our standard monitoring services.

        Interest expense in 2008 decreased 1.9% compared to 2007 due to a decrease in amortization of debt discounts related to the redemption of our Senior Subordinated Notes, partially offset by an increase in interest expense due to our $110.3 million Unsecured Term Loan. The variable interest rate on the Unsecured Term Loan is significantly greater than the interest rate on the Senior Subordinated Notes it replaced. These increases were partially offset by a reduction in the weighted average interest rate on our variable senior credit facility. Interest expense was $48.5 million, $49.5 million and $37.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest expense includes approximately $1.5 million, $6.9 million and $6.5 million of amortization of debt issue costs and debt discounts and premium for the years ended December 31, 2008, 2007 and 2006, respectively.

        For the year ended December 31, 2008, we incurred a consolidated net loss of $50.5 million or loss per share of common stock of $2.00. For the year ended December 31, 2007, we incurred a consolidated net loss of $32.2 million or loss per share of common stock of $1.37. For the year ended December 31, 2006, we incurred a consolidated net loss of $17.4 million or loss per share of common stock of $0.95. A $12.8 million loss on the early retirement of our Senior Subordinated Notes, interest expense, as identified above, and depreciation and amortization expense of $64.3 million contributed to the net loss for the year ended December 31, 2008. Interest expense, as identified above, and Merger-related costs of $4.3 million as well as increased amortization and depreciation expense of $20.4 million as a result of the Merger contributed to the net loss for the year ended December 31, 2007. Interest expense, as identified above, and recapitalization costs of $4.5 million contributed to the net loss for the year ended December 31, 2006.

  Retail

        We present the table below to show how the operating results for the Retail segment have changed over the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollar amounts in thousands).

	For the year ended December 31,
	2008		2007		2006
Revenue
Monitoring and related services	$255,104	87.4%	$243,963	87.9%	$202,355	89.9%
Installation and other	36,691	12.6	33,527	12.1	22,684	10.1

Total Revenue	291,795	100.0	277,490	100.0	225,039	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	75,154	25.8	72,526	26.2	58,551	26.0
Installation and other	46,180	15.8	38,367	13.8	27,956	12.4

Total cost of revenue (exclusive of amortization and depreciation shown below)	121,334	41.6	110,893	40.0	86,507	38.4
Operating Expenses
Selling expenses	52,558	18.0	44,698	16.1	38,684	17.2
General and administrative expenses	62,077	21.3	63,359	22.8	53,617	23.8
Merger-related costs	—	—	4,344	1.6	—	—
Recapitalization costs	—	—	—	—	4,452	2.0
Amortization of intangibles and depreciation expense	51,474	17.6	49,501	17.8	34,443	15.3

Total operating expenses	166,109	56.9	161,902	58.3	131,196	58.3

Operating income	$4,352	1.5%	$4,695	1.7%	$7,336	3.3%

        The change in our Retail segment customer base for the period is shown below.

	2008	2007	2006
Beginning Balance, January 1,	602,519	506,688	515,833
Customer additions, excluding additions from Merger	50,843	56,788	54,574
Customer additions from Merger	—	115,175	—
Customer losses	(79,662)	(74,696)	(62,201)
Other adjustments	301	(1,436)	(1,518)

Ending Balance, December 31,	574,001	602,519	506,688

        For a roll-forward of Retail segment RMR, please see the segment table in "Performance Metrics—Recurring Monthly Revenue," above.

  2008 Compared to 2007

        Revenue increased $14.3 million, or 5.2%, to $291.8 million in 2008 compared to $277.5 million in 2007. Monitoring and related service revenue increased due to an increase in the customer base related to the Merger, an increase in service revenues and modest price increases, which was offset by attrition of customers acquired in the Merger. Installation revenue increased due to an increase in amortization of previously deferred customer acquisition revenue. Amortization of previously deferred customer acquisition revenue increased $2.7 million in 2008 to $13.4 million compared to $10.7 million in 2007. Revenue consists primarily of (1) contractual revenue derived from providing monitoring and maintenance service, (2) revenue from our installations of new alarm systems, consisting primarily of sales of burglar alarm, CCTV, fire alarm and card access control systems to commercial customers and (3) amortization of previously deferred revenue.

        Cost of revenue increased $10.4 million, or 9.4%, to $121.3 million in 2008 compared to $110.9 million in 2007. Increases in fuel costs and higher costs to service the increased customer base are the primary reasons for increases in our monitoring and related service cost of revenue. Installation cost of revenue increased due to amortization of previously deferred customer acquisition costs which increased $7.4 million in 2008 to $24.3 million compared to $16.9 million in 2007. These costs include the costs of monitoring, billing, customer service, field operations, and equipment and labor charges to install alarm systems, CCTV, fire alarms and card access control systems sold to our commercial customers, as well as amortization of previously deferred customer acquisition costs.

        Operating expenses increased $4.2 million, or 2.6%, to $166.1 million in 2008 compared to $161.9 million in 2007, primarily due to an increase in spending on our marketing and selling programs, partially offset by a decrease in Merger-related costs. During 2008, we implemented an integrated marketing program to increase awareness for the Protection One® brand name nationally and to generate new lead sources and opportunities. We are reaching out to targeted customers, both residential and commercial, through a variety of mediums in a planned and sequenced manner. Amortization of intangibles and depreciation increased in 2008 primarily due to a partial year of amortization in 2007 related to the acquisition of additional customers in the Merger. General and administrative expense as a percent of revenue decreased to 21.3% in 2008 from 22.8% in 2007 as a result of increased scale arising from the Merger.

  2007 Compared to 2006

        Revenue increased $52.5 million, or 23.3%, to $277.5 million in 2007 compared to $225.0 million in 2006, primarily due to the addition of Retail customers acquired through the Merger. Excluding the impact of the Merger, monitoring and related services revenue increased approximately 2.0% as a result of an increase in billable service calls, commercial customer growth and customer retention efforts. In addition, in 2007, we experienced an $8.2 million increase in equipment installation sales to commercial customers which resulted in immediate revenue recognition. The increase in commercial installation sales is primarily due to an increase in the commercial and national account salesforce, partially as a result of the Merger, and includes an increase in the installation of CCTV and access control systems. Amortization of previously deferred customer acquisition costs was $10.7 million in 2007 compared to $7.2 million in 2006 which contributed $3.5 million to the increase in installation revenue.

        Cost of revenue increased $24.4 million, or 28.2%, to $110.9 million in 2007 compared to $86.5 million in 2006, primarily due to the addition of Retail customers acquired through the Merger. Excluding the impact of the Merger, cost of monitoring and related services revenue increased 6.3% due to increases in service expense and increased wages and related costs. In addition, we experienced a $5.5 million increase in cost of installation and other revenue for our commercial sales to $17.1 million in 2007 compared to $11.6 million in 2006, related to the increase in revenue. Amortization of previously deferred customer acquisition costs contributed $5.0 million of the increase in installation cost of revenue.

        Operating expenses increased $30.7 million, or 23.4%, to 161.9 million in 2007 compared to $131.2 million in 2006. These costs increased primarily due to the Merger and an increase in commercial sales activities. Merger-related costs in 2007 were primarily for severance and retention payments to employees of IASG. General and administrative expense as a percent of revenue decreased to 22.8% in 2007 from 23.8% in 2006 as a result of increased scale arising from the Merger.

  Wholesale

        We present the table below to show how the operating results of the Wholesale segment have changed over the periods presented. Next to each period's results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollar amounts in thousands).

	For the year ended December 31,
	2008		2007		2006
Revenue
Monitoring and related services	$48,660	98.3%	$37,432	98.6%	$11,117	100.0%
Installation and other	817	1.7	546	1.4	—	—

Total Revenue	49,477	100.0	37,978	100.0	11,117	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	28,108	56.8	19,599	51.6	5,589	50.3

Operating Expenses
Selling expenses	2,253	4.6	1,430	3.8	270	2.5
General and administrative expenses	9,685	19.5	6,574	17.3	2,357	21.2
Amortization of intangibles and depreciation expense	7,216	14.6	6,274	16.5	795	7.1

Total operating expenses	19,154	38.7	14,278	37.6	3,422	30.8

Operating income	$2,215	4.5%	$4,101	10.8%	$2,106	18.9%

        The change in our Wholesale segment monitored site base for the period is shown below.

	2008	2007	2006
Beginning Balance, January 1,	865,163	194,185	178,922
Monitored site additions, excluding additions from Merger	349,053	209,957	49,838
Monitored site additions from Merger	—	597,478	—
Monitored site losses	(224,007)	(136,107)	(29,812)
Other adjustments	805	(350)	(4,763)

Ending Balance, December 31,	991,014	865,163	194,185

        For a roll-forward of Wholesale segment RMR, please see the segment table in "Performance Metrics—Recurring Monthly Revenue," above.

  2008 compared to 2007

        Revenue increased $11.5 million, or 30.3%, to $49.5 million in 2008 compared to $38.0 million in 2007 due to the addition of monitored sites acquired in the Merger and from our largest wholesale dealer. Wholesale average RMR was $3.8 million in 2008 compared to $3.6 million in 2007. This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service, as well as interest and fee income generated from our dealer loan program.

        Cost of revenue increased $8.5 million, or 43.4%, to $28.1 million in 2008 compared to $19.6 million in 2007 because (1) we improved service levels in the acquired monitoring centers by increasing staffing; (2) revenue growth came from monitored sites with lower than average RMR and higher costs to service, including two-way voice verification and line security; and (3) we increased staffing levels in 2008 in connection with the integration of our Wholesale monitoring centers. These costs generally relate to the cost of providing monitoring service, including the costs of monitoring and dealer care.

        Operating expenses increased $4.9 million, or 34.2%, to $19.2 million in 2008 compared to $14.3 million in 2007 due to an expansion of our salesforce and an increase in internal marketing and selling efforts, including advertising and trade show participation, to support the increased size of the Wholesale operations; and an increase in Wholesale's share of corporate shared services, such as human resources and legal costs, which is based on each segment's contribution to total revenue. Amortization of intangibles and depreciation expense increased in 2008 due to a partial year of amortization in 2007 related to dealer relationships acquired in the Merger.

  2007 Compared to 2006

        Revenue increased $26.9 million, or 241.6%, to $38.0 million in 2007 compared to $11.1 million in 2006 primarily due to the Merger, which resulted in approximately $25.3 million of additional revenue from an increased monitored site base. Excluding the impact of the Merger, monitoring and related services revenue increased approximately 9.2%.

        Cost of revenue increased $14.0 million, or 250.7%, to $19.6 million in 2007 compared to $5.6 million in 2006, primarily due to the Merger. The cost of monitoring and related services revenue as a percentage of related revenue increased to 52.4% in 2007 from 50.3% in 2006. The increase in cost of revenue is due to the increase in monitored sites as well as realignment of the infrastructure acquired in the Merger to integrate our monitoring centers.

        Operating expenses increased $10.9 million, or 317.2%, to $14.3 million in 2007 compared to $3.4 million in 2006 primarily due to the Merger, including costs associated with an expansion of our salesforce, call center labor and other general expenses to support the increased size of the Wholesale operations. General and administration expense also increased due to an increase in Wholesale's share of corporate shared services, which is based on each segment's contribution to total revenue. Amortization increased by $5.5 million as a result of amortization of dealer relationships and other intangibles acquired in the Merger.

  Multifamily

        The following table provides information for comparison of the Multifamily operating results for the periods presented. Next to each year's results of operations, we provide the relevant percentage of total revenue so that comparisons about the relative change in revenue and expenses can be made (dollar amounts in thousands).

	For the year ended December 31,
	2008		2007		2006
Revenue
Monitoring and related services	$30,361	98.7%	$31,935	98.6%	$33,898	98.5%
Installation and other	388	1.3	468	1.4	498	1.5

Total Revenue	30,749	100.0	32,403	100.0	34,396	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	7,718	25.1	7,710	23.8	7,683	22.3
Installation and other	2,570	8.4	2,503	7.7	1,610	4.7

Total cost of revenue (exclusive of amortization and depreciation shown below)	10,288	33.5	10,213	31.5	9,293	27.0
Operating Expenses
Selling expenses	1,436	4.7	1,424	4.4	2,050	6.0
General and administrative expenses	8,804	28.6	7,913	24.4	6,939	20.2
Corporate consolidation costs	—	—	—	—	20	—
Amortization of intangibles and depreciation expense	5,585	18.2	6,289	19.4	6,429	18.7
Impairment of trade name	925	3.0	—	—	—	—

Total operating expenses	16,750	54.5	15,626	48.2	15,438	44.9

Operating income	$3,711	12.0%	$6,564	20.3%	$9,665	28.1%

        The change in our Multifamily segment monitored site base for the period is shown below.

	2008	2007	2006
Beginning Balance, January 1,	277,743	293,139	318,042
Monitored site additions	9,058	8,277	14,726
Monitored site losses	(46,153)	(24,141)	(35,267)
Other	—	468	—
Conversion adjustments(a)	—	—	(4,362)

Ending Balance, December 31,	240,648	277,743	293,139

    (a)
    The "Conversion adjustments" line item in the table above reflects the impact of the conversion of our billing system to a new technology platform, MAS. Monitored sites are defined differently in the new system and the result is a decrease in the number of monitored sites in the new system. There was no impact on either revenue or accounts receivable resulting from conversion adjustments.

        For a roll-forward of Multifamily segment RMR, please see the segment table in "Performance Metrics—Recurring Monthly Revenue," above.

  2008 compared to 2007

        Revenue decreased $1.7 million, or 5.1%, to $30.7 million in 2008 compared to $32.4 million in 2007 as a result of the decline in the monitored site base and from declines in installation activity and the sale of access control systems. Revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service, the sale of access control systems and amortization of previously deferred customer acquisition revenue.

        Cost of revenue in 2008 was consistent with 2007 but increased as a percent of revenue to 33.5% in 2008 compared to 31.5% in 2007 because cost savings initiatives did not keep pace with the decline in revenue. Cost of revenue includes monitoring, billing, customer service and field operations related to providing our monitoring services, as well as the cost to install access control systems and amortization of previously deferred costs.

        Operating expenses increased $1.1 million, or 7.2%, to $16.7 million in 2008 compared to $15.6 million in 2007. This increase is primarily attributable to the trade name impairment, as well as an increase in bad debt expense on uncollectible accounts. Amortization of intangibles and depreciation expense decreased in 2008 as a result of the change in amortization method and estimated useful life for Multifamily customer accounts.

  2007 compared to 2006

        Revenue decreased $2.0 million, or 5.8%, to $32.4 million in 2007 compared to $34.4 million in 2006 as a result of the decline in the monitored site base from cancellations in excess of additions. Low penetration of land-line services in rental units led to a large decline in installation backlog during 2006 and, as a result, fewer installations in 2007. While our sales increased in 2007 due to the availability of a product that utilizes wireless technology, our installation backlog also increased as a result of the long lead time involved with new property construction.

        Cost of revenue increased $0.9 million, or 9.9%, to $10.2 million in 2007 compared to $9.3 million in 2006 due to an increase in the amortization of previously deferred customer acquisition costs.

        Operating expenses increased $0.2 million, or 1.2%, to $15.6 million in 2007 compared to $15.4 million in 2006. Increases in wages and related expense, travel and professional services were primarily responsible for the increase.

Liquidity and Capital Resources

  Credit Risk and Liquidity

        In response to the recent economic conditions, we have assessed the liquidity of our investments. Our cash and cash equivalents are deposited in a mutual fund invested exclusively in U.S. Treasury securities. Although the mutual fund is permitted seven days to satisfy withdrawal requests, the financial institution has never exercised the provision. We believe, based on information available to management at this time, that there is minimal risk regarding liquidity of our approximately $38.9 million cash and cash equivalents as of December 31, 2008.

        We have also assessed our credit exposure to various other factors including (1) our ability to draw funds under our revolving credit facility; (2) counterparty default risk associated with our interest rate cap and swaps; (3) our need to enter the capital markets; and, (4) exposure related to our existing insurance policies. Lehman Commercial Paper, Inc. ("Lehman") is a party to our revolving credit facility with a commitment to fund 10% of our borrowings under the facility. Although we have not and currently do not expect to draw on our revolving credit facility, we expect that Lehman will not fund any future borrowing requests. We have no reason to believe at this time that the other lenders to our revolving credit facility will not fulfill their respective contractual obligations to fund any of our future borrowing requests. As a result, we believe the availability under our revolving credit facility has been effectively reduced by $2.5 million. In spite of the reduced availability, we believe we have sufficient liquidity for our currently foreseeable operational needs. We have also assessed counterparty credit risk with our interest rate swaps and cap and believe that counterparty default is not probable. We believe there should be sufficient time for the capital markets to stabilize before we have a need for additional financing. Lastly, we have assessed exposure on our existing insurance policies. While we do hold certain policies with AIG's state-regulated insurance companies, we believe they are financially solvent and well-capitalized.

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

        In April 2008, we entered into two interest rate swap agreements to fix the interest rate at a one month LIBOR rate of 3.19% on $6 million and $144 million of our floating rate debt under the senior credit facility through September 2010 and October 2010, respectively. In May 2008, we entered into another interest rate swap agreement to fix the interest rate on an additional $100 million of our floating rate debt under our senior credit facility at a one month LIBOR rate of 3.15% through November 2010. The current applicable margin on our Eurodollar borrowings is 2.25% so the effective interest rate on the covered debt is expected to be at a fixed rate of 5.44% and 5.40%, respectively.

  Debt Obligations

        We expect to generate cash flow in excess of that required for operations, interest payments and principal payments required under all of our debt obligations during the twelve months following the date of the financial statements included in this report.

        On March 14, 2008, we borrowed approximately $110.3 million under a new unsecured term loan facility to allow us to redeem all of the Senior Subordinated Notes. The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013.

        On April 26, 2006, the Company entered into an amended and restated senior credit agreement ("Senior Credit Agreement") increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million. Depending on the Company's leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing. The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $19.7 million remains available as of March 5, 2008 after reducing total availability by approximately $2.8 million for an outstanding letter of credit and $2.5 million held by Lehman. Lehman is a party to our revolving credit facility with a commitment to fund 10% of our borrowings under the facility. Although we have not and currently do not expect to draw on the revolving credit facility, we expect that Lehman will not fund any future borrowing requests. We have no reason to believe at this time that the other lenders to our revolving credit facility will not fulfill their respective contractual obligations to fund any of our future borrowing requests. In spite of the reduced availability, we believe we have sufficient liquidity for our currently foreseeable operational needs. We intend to use any other proceeds from borrowings under the senior credit facility, from time to time, for working capital and general corporate purposes. The revolving credit facility matures in April of 2010 and the term loan matures in March of 2012.

        The senior credit facility is secured by substantially all of our assets, requires quarterly principal payments of $0.75 million and requires potential annual prepayments based on a calculation of "Excess Cash Flow," as defined in the Senior Credit Agreement, commencing with the year ended December 31, 2008 and due in the first quarter of the subsequent year. Based on our current "Excess Cash Flow" calculation, we do not expect to make a prepayment in the first quarter of 2009.

        On April 2, 2007, POAMI completed an exchange offer for up to $125 million aggregate principal amount of the IASG Notes. Pursuant to the terms of the exchange offer, validly tendered IASG Notes were exchanged for the Senior Secured Notes. Of the $125 million aggregate principal amount of IASG Notes outstanding, approximately $115.3 million were tendered for exchange and the rest were redeemed. The Senior Secured Notes bear interest at the rate of 12% per annum.

        The Senior Secured Notes, which rank equally with POAMI's existing and future senior secured indebtedness and any indebtedness incurred under the senior credit facility, are jointly and severally guaranteed by Protection One, Inc. and its subsidiaries and secured by second priority liens granted to the trustee for the benefit of the holders of the Senior Secured Notes on substantially all of our tangible and intangible property.

        We have the option to redeem the Senior Secured Notes, in whole or in part, upon not less than 30 nor more than 60 days' prior notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on November 15 of the years indicated below (subject to the right of holders on the relevant record date to receive interest due on the related interest payment date):

Year	Percentage
2008	106.0%
2009	103.0%
2010	100.0%

        Upon the occurrence of certain change of control events, each holder of Senior Secured Notes will have the right to require POAMI to repurchase all or any part of that holder's Senior Secured Notes for a cash payment equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased plus accrued and unpaid interest and additional interest, if any, to the date of purchase, subject to certain restrictions in the Senior Credit Agreement.

        The Unsecured Term Loan Agreement, the Senior Secured Notes Indenture and the Senior Credit Agreement contain certain covenants and restrictions, including with respect to our ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation and amortization, or EBITDA. While the definition of EBITDA varies slightly among the Unsecured Term Loan Agreement, the Senior Secured Notes Indenture and the Senior Credit Agreement, EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue.

        The following table presents the financial ratios required by our Senior Credit Agreement, Senior Secured Notes Indenture and Unsecured Term Loan Agreement through December 31, 2009 and our actual ratios as of December 31, 2008.

Debt Instrument	Financial Covenants	Ratio Requirements	Actual Ratio as of December 31, 2008
Senior Credit Agreement	Consolidated Leverage Ratio (consolidated total debt on last day of period/consolidated EBITDA for most recent four fiscal quarters)	Q4 2008 through Q3 2009: Less than 5.75:1.0 Q4 2009; less than 5.5:1.0	4.82:1.0
	Consolidated Interest Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Greater than 2.0:1.0	2.33:1.0
Senior Secured Notes Indenture	Consolidated Fixed Charge Coverage Ratio (current fiscal quarter EBITDA/current fiscal quarter interest expense)	Greater than 2.25:1.0	2.47:1.0
Unsecured Term Loan Agreement	Consolidated Fixed Charge Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Greater than 2.25:1.0	2.55:1.0

        At December 31, 2008, we were in compliance with the financial covenants and other maintenance tests for all our debt obligations. The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in our Senior Credit Agreement are maintenance tests and the Consolidated Fixed Charge Coverage Ratios contained in our Senior Secured Notes Indenture and Unsecured Term Loan Agreement are debt incurrence tests. We cannot be deemed to be in default solely due to failure to meet such debt incurrence tests. However, failure to meet such debt incurrence tests could result in restriction on our ability to incur additional ratio indebtedness. We believe that should we fail to meet the minimum Consolidated Fixed Charge Coverage Ratios in our Senior Secured Notes Indenture and Unsecured Term Loan Agreement, our ability to borrow additional funds under other permitted indebtedness provisions in our Senior Secured Notes Indenture, Unsecured Term Loan Agreement and Senior Credit Agreement would provide us with sufficient liquidity for our currently foreseeable operational needs. Our outstanding debt instruments also generally restrict our ability to pay any cash dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

  Cash Flow

  Operating Cash Flows

        Our operating activities provided net cash flows of $59.7 million, $57.7 million and $49.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Working capital was a deficit of $1.8 million as of December 31, 2008 and was $5.6 million as of December 31, 2007. The decline in working capital in 2008 is primarily the result of a decline in the fair market value of our derivative instruments. Cash interest payments were $47.0 million, $47.1 million and $30.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. We made Merger-related payments, primarily severance, of $4.3 million in 2007. We made recapitalization payments of $4.5 million in 2006.

  Investing Cash Flows

        We used a net $48.4 million for our investing activities for the year ended December 31, 2008. We invested a net $41.6 million in cash to install and acquire new accounts, including rental equipment, and $7.7 million to acquire fixed assets in 2008. For the year ended December 31, 2008, we decreased restricted cash by $0.6 million and received $0.3 million in proceeds from the sale of accounts and other assets. We used a net $34.7 million for our investing activities for the year ended December 31, 2007. We invested a net $35.5 million in cash to install and acquire new accounts, including rental equipment, and $8.1 million to acquire fixed assets in 2007. For the year ended December 31, 2007, we decreased restricted cash by $0.2 million, received $5.8 million from the sale of accounts and other assets, which is primarily due to proceeds of $5.4 million related to the assets and liabilities of the IASG business that were transferred prior to the Merger, and acquired a net $2.9 million from the Merger. We used a net $36.7 million for our investing activities for the year ended December 31, 2006. We invested a net $32.2 million in cash to install and acquire new accounts, including rental equipment, and $4.6 million to acquire fixed assets in 2006 and increased restricted cash by $0.2 million and received $0.3 million from the sale of accounts and other assets.

  Financing Cash Flows

        Financing activities used $13.4 million in the year ended December 31, 2008. We paid $121.7 million for the redemption of our Senior Subordinated Notes and the repayment of borrowings under our senior credit facility and capital leases. We also paid $2.0 million for debt issuance costs related to the $110.3 million proceeds received under the Unsecured Term Loan. Financing activities used $6.6 million in the year ended December 31, 2007. We used $4.8 million to retire senior credit facility and capital lease debt and $1.8 million for debt and stock issuance costs. Financing activities used a net $8.1 million in the year ended December 31, 2006. We used $2.8 million to retire debt, distributed $70.5 million to shareholders and $1.3 million to vested option holders, used $0.3 million for debt issuance costs and received $66.8 million in proceeds from additional borrowings under our senior credit facility.

  Capital Expenditures

        As discussed above, we made capital expenditures of approximately $49.2 million in 2008. Of such amount, we invested approximately $36.2 million in net customer acquisition costs, $5.3 million in rental equipment and $7.7 million for fixed assets. Assuming we have available funds, capital expenditures for 2009 are expected to be approximately $41.1 million of which approximately $6.9 million would be used for fixed asset purchases, with the balance to be used for customer acquisition costs and rental equipment. These estimates are prepared for planning purposes and are revised from time to time. Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Off Balance Sheet Arrangements

        We had no off-balance sheet arrangements at December 31, 2008, other than as discussed below.

Material Commitments

        We had the following future, material, long-term commitments as of December 31, 2008 (dollar amounts in thousands):

	Payment Due by Period
At December 31, 2008:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations(a)	$517,435	$3,000	$121,345	$393,090	$—
Interest Obligations on Long-Term Debt and Capital Lease Obligations(b)	129,316	36,871	73,094	19,351	—
Operating Leases Obligations	20,643	5,962	10,018	4,464	199
Capital Leases Obligations	6,046	2,785	3,067	194	—
Purchase Obligations(c)	7,310	3,620	3,690	—	—

Total	$680,750	$52,238	$211,214	$417,099	$199

(a)
In addition to the amounts disclosed in the table above, the senior credit facility requires potential annual prepayments based on a calculation of "Excess Cash Flow," as defined in the Senior Credit Agreement, commencing with the fiscal year ended December 31, 2008 and due in the first quarter of each subsequent fiscal year. No "Excess Cash Flow" prepayment is expected to be made in 2009.

(b)
The interest rate used to calculate the interest obligation on the variable rate senior credit facility is the weighted average interest rate at December 31, 2008, including the impact of swap agreements. The interest rate used to calculate the interest obligation on the Unsecured Term Loan was the interest rate at December 31, 2008.

(c)
Contract tariff for telecommunication services.

        The table below shows our total commercial commitments and the expected expiration per period (dollar amounts in thousands):

	Amount of Commitment Expiration Per Period
At December 31, 2008:	Total	2009	2010 - 2011	2012 - 2013	Thereafter
Other Commercial Commitments
Standby letters of credit	$2,800	$2,800	$—	$—	$—

Total commercial commitments	$2,800	$2,800	$—	$—	$—

Credit Ratings

        As of March 5, 2009, our public debt was rated as follows:

	Senior credit facility	12.0% Senior Secured Notes Due 2011	Outlook
S & P	BB-	B	Stable
Moody's	Ba2	B3	Stable

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our senior credit facility is a variable rate debt instrument, and as of March 5, 2009, we had borrowings of $291.8 million outstanding. As of December 31, 2008 and 2007 we had outstanding borrowings of $291.8 million and $294.8 million, respectively, under our senior credit facility. In addition, our Unsecured Term Loan is a variable rate debt instrument with borrowings of $110.3 million outstanding as of December 31, 2008 and March 5, 2009. We have three interest rate swap agreements to fix the interest rate of $250 million of our variable rate debt under the senior credit facility, which fix the interest rate at a one month LIBOR rate of 3.15% to 3.19%. The effective interest rate on the covered debt is expected to be a fixed rate of 5.40% to 5.44%..

        As of March 5, 2009, LIBOR was 0.53% and the prime rate was 3.25%. The table below reflects the impact on pre-tax income of changes in LIBOR and the prime rate from their rates on March 5, 2009 (dollar amounts in thousands):

(Decrease) Increase in index rate	(2.00)%	(1.00)%	0.00%	1.00%	2.00%	3.00%	4.00%
Increase (Decrease) in pre-tax income	$2,428	$1,325	$0	$(1,521)	$(3,042)	$(4,563)	$(6,084)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Protection One, Inc.
Lawrence, Kansas

        We have audited the accompanying consolidated balance sheets of Protection One, Inc and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Protection One, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the amortization method and estimated useful life for the Multifamily customer account asset effective as of the beginning of the fourth quarter of 2008.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE AND TOUCHE LLP

Kansas City, Missouri
March 16, 2009

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except for per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$38,883	$40,999
Accounts receivable (net of allowance of $6,199 and $5,860 at December 31, 2008 and 2007, respectively)	39,281	37,611
Notes receivable	1,143	2,600
Inventories, net	4,973	4,551
Prepaid expenses	4,646	4,277
Other	3,022	5,627

Total current assets	91,948	95,665
Restricted cash	2,245	2,779
Property and equipment, net	36,168	33,770
Customer accounts, net	237,718	282,396
Dealer relationships, net	37,597	41,565
Other intangibles, net	209	2,099
Goodwill	41,604	41,604
Trade name	27,687	28,612
Notes receivable (net of current portion)	3,049	3,267
Deferred customer acquisition costs	150,848	130,881
Other	9,981	10,079

Total Assets	$639,054	$672,717

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$5,361	$5,179
Accounts payable	3,315	4,049
Accrued liabilities	39,022	33,541
Deferred revenue	46,027	47,341

Total current liabilities	93,725	90,110
Long-term debt and capital leases, net of current portion	523,927	521,180
Deferred customer acquisition revenue	95,028	79,742
Deferred tax liability	1,166	1,293
Other liabilities	5,458	2,909

Total Liabilities	719,304	695,234

Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 25,316,529 and 25,306,913 shares issued and outstanding at December 31, 2008 and 2007, respectively	253	253
Additional paid-in capital	180,800	179,352
Accumulated other comprehensive loss	(9,169)	(530)
Deficit	(252,134)	(201,592)

Total stockholders' equity (deficiency in assets)	(80,250)	(22,517)

Total Liabilities and Stockholders' Equity (Deficiency in Assets)	$639,054	$672,717

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Monitoring and related services	$334,125	$313,330	$247,370
Installation and other	37,896	34,541	23,182

Total revenue	372,021	347,871	270,552
Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	110,980	99,835	71,823
Installation and other	48,750	40,870	29,564

Total cost of revenue (exclusive of amortization and depreciation shown below)	159,730	140,705	101,387
Operating expenses:
Selling	56,247	47,552	41,003
General and administrative (exclusive of $3.2 million of compensation costs included in recapitalization costs for 2006)	80,566	77,846	62,913
Merger-related costs	—	4,344	—
Recapitalization and corporate consolidation costs	—	—	4,472
Amortization and depreciation	64,275	62,064	41,667
Impairment of trade name	925	—	—

Total operating expenses	202,013	191,806	150,055

Operating income	10,278	15,360	19,110
Other expense (income):
Interest expense	48,539	49,486	37,412
Interest income	(794)	(2,509)	(1,512)
Loss on retirement of debt	12,788	—	—
Other	(54)	(90)	(52)

Total other expenses	60,479	46,887	35,848

Loss before income taxes	(50,201)	(31,527)	(16,738)
Income tax expense	341	713	667

Net loss	$(50,542)	$(32,240)	$(17,405)
Other comprehensive loss, net of tax:
Unrealized loss on cash flow hedging instruments	(8,639)	(212)	(211)

Comprehensive loss	$(59,181)	$(32,452)	$(17,616)

Basic and diluted per share information:
Net loss per common share	$(2.00)	$(1.37)	$(0.95)

Weighted average common shares outstanding (in thousands)	25,310	23,525	18,233

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(50,542)	$(32,240)	$(17,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(185)	(224)	(244)
Loss on retirement of debt	12,788	—	—
Loss on impairment of trade name	925	—	—
Amortization and depreciation	64,275	62,064	41,667
Amortization of debt costs, discounts and premium	1,538	6,878	6,496
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	30,732	24,175	17,573
Stock based compensation	1,448	1,469	1,408
Deferred income taxes	(53)	(8)	251
Provision for doubtful accounts	4,644	3,455	3,099
Other	25	(90)	(135)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(6,199)	(8,307)	(2,256)
Notes receivable, net	1,559	2,817	—
Other assets	2,093	1,268	(3,363)
Accounts payable	(734)	(1,019)	836
Deferred revenue	(1,698)	5,204	308
Other liabilities	(962)	(7,778)	1,292

Net cash provided by operating activities	59,654	57,664	49,527

Cash flows from investing activities:
Deferred customer acquisition costs	(63,877)	(59,953)	(58,495)
Deferred customer acquisition revenue	28,837	29,810	29,073
Purchase of rental equipment	(5,329)	(4,440)	(2,776)
Purchase of property and equipment	(7,690)	(8,064)	(4,557)
Purchases of new accounts	(1,250)	(952)	(27)
Reduction of (additional investment in) restricted cash	575	257	(212)
Proceeds from disposition of assets and other	377	5,751	307
Net cash acquired in merger with IASG	—	2,921	—

Net cash used in investing activities	(48,357)	(34,670)	(36,687)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(121,733)	(4,790)	(2,839)
Proceeds from borrowings	110,340	—	66,767
Distribution to shareholders	—	—	(70,490)
Make-whole payment to vested option holders	—	—	(1,312)
Debt and stock issue costs	(2,020)	(1,805)	(259)

Net cash used in financing activities	(13,413)	(6,595)	(8,133)

Net (decrease) increase in cash and cash equivalents	(2,116)	16,399	4,707
Cash and cash equivalents:
Beginning of period	40,999	24,600	19,893

End of period	$38,883	$40,999	$24,600

Cash paid for interest	$46,986	$47,087	$30,949

Cash paid for taxes	$763	$590	$295

Non-cash investing and financing activity:
Vehicle additions under capital leases	$2,121	$3,843	$3,261

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

(Dollar amounts in thousands, except for share amounts)

						Total Stockholders' Equity (Deficiency in Assets)
	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital
	Shares	Amount		Deficit
December 31, 2005	18,198,571	$182	$159,939	$(151,947)	$(107)	$8,067
Exercise of options	40,882	—	—	—	—	—
Vesting of restricted stock units	500	—	—	—	—	—
Distribution to shareholders and vested option holders	—	—	(71,802)	—	—	(71,802)
Amortization of stock compensation expense	—	—	1,408	—	—	1,408
Unrealized loss-interest rate caps, net of tax	—	—	—	—	(211)	(211)
Net loss	—	—	—	(17,405)	—	(17,405)

December 31, 2006	18,239,953	$182	$89,545	$(169,352)	$(318)	$(79,943)
Equity issued in Merger	7,066,960	71	88,479	—	—	88,550
Amortization of stock compensation expense	—	—	1,469	—	—	1,469
Stock issue costs	—	—	(141)	—	—	(141)
Unrealized loss-interest rate caps, net of tax	—	—	—	—	(212)	(212)
Net loss	—	—	—	(32,240)	—	(32,240)

December 31, 2007	25,306,913	$253	$179,352	$(201,592)	$(530)	$(22,517)
Vesting of restricted stock units	9,616	—	—	—	—	—
Amortization of stock compensation expense	—	—	1,448	—	—	1,448
Unrealized loss- cash flow hedging instruments, net of tax	—	—	—	—	(8,639)	(8,639)
Net loss	—	—	—	(50,542)	—	(50,542)

December 31, 2008	25,316,529	$253	$180,800	$(252,134)	$(9,169)	$(80,250)

The accompanying notes are an integral part of these consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

        Protection One, Inc. (the "Company") is principally engaged in the business of providing security alarm monitoring services, including sales, installation and related servicing of security alarm systems for residential and business customers. The Company also provides monitoring and support services to independent security alarm dealers on a wholesale basis. Affiliates of Quadrangle Group LLC and Monarch Alternative Capital LP (collectively, the "Principal Stockholders") own approximately 70% of the Company's common stock.

        The Company acquired all of the outstanding common stock of Integrated Alarm Services Group, Inc. ("IASG") on April 2, 2007 (the "Merger"). Holders of IASG common stock received 0.29 shares of Protection One, Inc. common stock for each share of IASG common stock held. Cash was paid in lieu of fractional shares. IASG financial results subsequent to April 2, 2007 are consolidated with the Company's financial results. Upon consummation of the Merger, the Principal Stockholders' ownership percentage decreased to 70.0% and former IASG stockholders were issued 27.9% of the Company's common stock. See Note 9, "IASG Acquisition," for additional discussion of the Merger and a pro forma presentation of financial results of the combined entity.

        On March 14, 2008, Protection One Alarm Monitoring, Inc. ("POAMI") borrowed approximately $110.3 million under a new unsecured term loan facility (the "Unsecured Term Loan") to allow it to redeem all of the Senior Subordinated Notes. Using the proceeds from the Unsecured Term Loan and available cash on hand, POAMI redeemed all of the Senior Subordinated Notes. The senior credit facility would have been subject to an early maturity date of June 30, 2008 had the Senior Subordinated Notes not been refinanced. A loss of $12.8 million was recorded in connection with the retirement of the Senior Subordinated Notes, which was comprised of the non-cash write-off of $7.0 million in unamortized discount and $5.8 million in make-whole payments and termination fees.

        On May 12, 2006, the Company completed a recapitalization of its balance sheet by increasing its debt in order to pay a cash dividend of $70.5 million, or $3.86 per share, to all holders of record of its common stock on May 8, 2006, including the Principal Stockholders, which owned approximately 97.1% of the outstanding shares of the Company's common stock at that date. This cash dividend is referred to as the May 2006 dividend. The payment of the May 2006 dividend was financed, in large part, by the April 2006 financing described in Note 6, "Debt and Capital Leases."

        As part of the recapitalization, the Company's board of directors also approved a cash payment of $4.5 million or $2.89 for each vested and unvested option awarded in February 2005 under the 2004 Stock Option Plan, including to members of senior management. This payment is referred to as the compensatory make-whole payment. Approximately $3.2 million of this compensatory make-whole payment related to options that had not yet vested and accordingly this amount plus related taxes was recorded as compensation expense in the second quarter of 2006 and is reflected as recapitalization costs in the Consolidated Statement of Operations and Comprehensive Loss. Approximately $1.3 million of the compensatory make-whole payment related to vested options and was recorded to additional paid in capital. The Company also reduced the exercise price of each vested and unvested option by $0.98.

        The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements include the accounts of Protection One's wholly owned subsidiaries. Inter-company balances have been eliminated in consolidation. In the opinion of management of the Company, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included herein.

2. Summary of Significant Accounting Policies:

(a)   Revenue Recognition

        Revenue is recognized when security services are provided. System installation revenue, sales revenue on equipment upgrades and direct and incremental costs of installations and sales are deferred for residential Retail customers with monitoring service contracts. For commercial Retail customers and our national account customers, revenue recognition is dependent upon each specific customer contract. In instances when the Company passes title to a system, the Company recognizes the associated revenue and costs related to the sale of the equipment in the period that title passes regardless of whether the sale is accompanied by a service agreement. In cases where the Company retains title to the system, the Company defers and amortizes revenue and direct costs.

        The Company follows Staff Accounting Bulletin ("SAB") No. 104 which requires the Company to defer certain system sales and installation revenue and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. Deferred system and upgrade installation revenue are recognized over the estimated life of the customer utilizing an accelerated method for our Retail and Multifamily customers. The Company amortizes deferred revenue from customer acquisitions related to its Retail customers over a fifteen-year period on an accelerated basis. The associated deferred customer acquisition costs are amortized, annually and in total, over a fifteen-year period on an accelerated basis in amounts that are equal to the amount of revenue amortized, annually and in total, over the fifteen-year period. The deferred customer acquisition costs in excess of the deferred customer acquisition revenues are amortized over the initial term of the contract.

        The Company amortizes deferred customer acquisition costs and revenue related to its Retail customers using an accelerated basis because it believes this method best approximates the results that would be obtained if the Company accounted for these deferred costs and revenue on a specific contract basis utilizing a straight-line amortization method with write-off upon customer termination. The Company does not track deferred customer acquisition costs and revenue on a contract by contract basis in its Retail segment, and as a result, is not able to write-off the remaining balance of a specific contract when the customer relationship terminates. Deferred customer acquisition costs and revenue are accounted for using pools, with separate pools based on the month and year of acquisition.

        The Company periodically performs a lifing study with the assistance of a third-party appraisal firm to estimate the average expected life and attrition pattern of its customers. The lifing study is based on historical customer terminations. The results of our lifing studies indicate that the Company's customer pools can expect a declining revenue stream. The Company evaluates the differing rates of declining revenue streams for each customer pool and selects an amortization rate that closely matches the respective decline curves. Such analysis is used to establish the amortization rates of the Company's customer account pools in order to reflect the pattern of future benefit.

        Given that the amortization lives and methods are developed using historical attrition patterns and consider actual customer termination experience, the Company believes such amortization lives and methods approximate the results of amortizing on a specific contract basis with write-off upon termination.

        For its Multifamily segment, the Company tracks the deferred revenues on a contract by contract basis and amortizes deferred customer acquisition revenue and an equal amount of associated deferred customer acquisition costs over a fifteen-year period on a straight-line basis. The deferred customer acquisition costs in excess of the deferred customer acquisition revenues are amortized over the initial term of the contract. The Company writes off the unamortized portion of the Multifamily deferred customer acquisition revenues and costs when the customer relationship terminates.

        The Company follows Statement of Financial Accounting Standards No. 13, Accounting for Leases, ("SFAS No. 13") for its arrangements whereby security equipment that does not require monitoring is leased to customers, typically over a five year initial lease term. This equipment typically consists of closed circuit television equipment and card access control equipment. The Company records these arrangements as operating leases and records revenue on a straight line basis over the life of the lease.

        Deferred revenue also results from customers who are billed for monitoring and extended service protection in advance of the period in which such services are provided, on a monthly, quarterly or annual basis. Revenue from monitoring activities are recognized in the period such services are provided.

(b)   Inventories

        Inventories, primarily comprised of alarm systems and parts, are stated at the lower of average cost or market. Inventory is shown net of an obsolescence reserve of $0.6 million and $0.7 million at December 31, 2008 and 2007, respectively. This reserve is determined based primarily upon current usage of the individual parts included in inventory.

(c)   Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives. Gains or losses from retirements and dispositions of property and equipment are recognized in operations in the period realized. Repair and maintenance costs are expensed as incurred. The Company is required to perform impairment tests for long-lived assets when the Company determines that indicators of impairment are present.

        Estimated useful lives of property and equipment are as follows:

Furniture and fixtures	4-7 years
Data processing and telecommunication equipment and software	1-5 years
Rental equipment	estimated customer life; generally 7 years
Leasehold improvements	lesser of lease term or useful life; generally 5-10 years
Vehicles	2-5 years
Buildings	19-40 years

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

        The Company currently does not have any federal taxable earnings and does not expect to have taxable earnings in the foreseeable future. Income tax expense shown on the statements of operations represents primarily state taxes paid by the Company's subsidiaries.

(e)   Comprehensive Loss

        Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized gains and losses associated with cash flow hedging instruments.

(f)    Customer Accounts and Dealer Relationships

        Additions to customer accounts and dealer relationships are stated at cost and are amortized over the estimated customer and dealer life, respectively. Internal costs incurred in support of acquiring customer accounts and dealer relationships are expensed as incurred.

        The choice of an amortization life and method is based on estimates and judgments about the amounts and timing of expected future revenue from customer accounts and average customer account life. Amortization methods and amortization periods were determined because, in management's opinion, they would adequately match amortization cost with anticipated revenue. The Company evaluates the appropriateness of the amortization life and method of each of the customer account pools based on the actual historical attrition experience of each pool and, when deemed necessary, performs a lifing study on our customer accounts to assist in determining appropriate lives of customer accounts. These analyses are needed in light of the inherent declining revenue curve over the life of a pool of customer accounts. The Company has identified two distinct pools of customer accounts in the Retail segment and one customer pool in each of the Wholesale and Multifamily segments, as shown in the table below, each of which has distinct attributes that affect differing attrition characteristics. The Company believes it is appropriate to segregate the acquired IASG customer accounts into a separate pool as the historical attrition since the Merger has been significantly higher than the experience for existing customers. The results of lifing studies indicated that the Company can expect attrition to be greatest in the initial years of asset life and that a declining balance (accelerated) method therefore best matches the future amortization cost with the estimated revenue stream from these customer pools. The Company switches from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense. The amortization rates consider the average estimated remaining and historical projected attrition rates. The Company completed a lifing study during the fourth quarter of 2008, the results of which are discussed in the following paragraphs.

        Effective as of the beginning of the fourth quarter of 2008, the Company changed the estimated useful life used to account for Retail customer accounts from an accelerated method with a useful life of ten years to a more accelerated method with a useful life of fifteen years. The change in estimated useful life for Retail customer accounts results from management's ongoing analysis of all pertinent factors, including actual historical customer attrition data, demand and competition. In accordance with SFAS 154, "Accounting Changes and Error Correction" ("SFAS 154"), the change in estimated useful life is accounted for prospectively. The change is based on information obtained by continued observation of the pattern of expected benefits derived from these assets. The effects of the change in estimated useful life described above decreased net revenue by $0.1 million, decreased installation cost of revenue by $0.1 million, decreased depreciation and amortization expense by $1.0 million and net loss by $1.0 million for the three and twelve month periods ended December 31, 2008. Basic and diluted loss per share was decreased by $0.04 for the three and twelve month periods ended December 31, 2008 as a result of the change.

        Effective as of the beginning of the fourth quarter of 2008, the Company also changed the method and estimated useful life used to account for Multifamily customer accounts from the straight-line method with a useful life of nine years to an accelerated method with a useful life of fifteen years. The change in method and estimated useful life for Multifamily customer accounts results from management's ongoing analysis of all pertinent factors, including actual historical customer attrition data, demand and competition. In accordance with SFAS 154, the change in method and estimated useful life represents a change in accounting estimates effected by a change in accounting principle and is accounted for prospectively. The change is based on information obtained by continued observation of the pattern of expected benefits derived from these assets and is preferable, as it results in amortization that is more reflective of the pattern of expected benefits to be derived from these assets. The effects of the change in method and estimated useful life described above decreased depreciation and amortization expense by $0.5 million and net loss by $0.5 million for the three and twelve month periods ended December 31, 2008. Basic and diluted loss per share was decreased by $0.02 for the three and twelve month periods ended December 31, 2008 as a result of the change.

        Effective as of the beginning of the fourth quarter of 2008, the Company also changed the estimated useful life used to account for Wholesale dealer relationships from an accelerated method with a useful life of fifteen years to a more accelerated method with a useful life of twenty years. The change in estimated useful life for Wholesale dealer relationships results from management's ongoing analysis of all pertinent factors, including actual historical dealer attrition data, demand and competition. In accordance with SFAS 154, the change in estimated useful life is accounted for prospectively. The change is based on information obtained by continued observation of the pattern of expected benefits derived from these assets. The effects of the change described above decreased depreciation and amortization expense by $0.4 million and net loss by $0.4 million for the three and twelve month periods ended December 31, 2008. Basic and diluted loss per share was decreased by $0.01 for the three and twelve month periods ended December 31, 2008 as a result of the change.

        The amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each pool is as follows:

Pool	Method
Prior to October 1, 2008
Customer Accounts:
Retail-Protection One	Ten-year 135% declining balance
Retail-IASG	Nine-year 150% declining balance
Multifamily	Nine-year straight-line
Dealer Relationships:
Wholesale	Fifteen year 150% declining balance
After September 30, 2008
Customer Accounts:
Retail-Protection One	Fifteen-year double declining balance
Retail-IASG	Nine-year 150% declining balance
Multifamily	Fifteen-year 180% declining balance
Dealer Relationships:
Wholesale	Twenty-year 140% declining balance

        The Company is required to perform impairment tests for long-lived assets when the Company determines that indicators of impairment are present. Declines in market value of its business or the value of its customer accounts that may be incurred may also require additional impairment charges. No impairment charges were recorded for customer accounts or dealer relationships in the periods presented herein.

(g)   Goodwill, Trade Name and Other Intangible Assets

        Goodwill is recorded in the Retail, Wholesale and Multifamily operating segments, which are also the Company's reporting units for purposes of evaluating its recorded goodwill for impairment. Goodwill was $41.6 million as of December 31, 2008 and 2007.

        Goodwill originated with the adoption of push down accounting and the related adjustments during 2005, which was associated with the acquisition of the Company by a new controlling shareholder group. Additional goodwill was recorded in connection with the merger during 2007. The Company determined the fair value of each reporting unit acquired in the Merger and then allocated goodwill to each reporting unit based on the amount of excess fair value determined after assigning values to the individual assets acquired and liabilities assumed related to each reporting unit.

        The Company evaluates goodwill for impairment annually as of the beginning of the third quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value in accordance with SFAS 142, Goodwill and Other Intangible Assets.

        The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit's fair value to its carrying value. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and the Company must complete the second step of the goodwill impairment test. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including internally developed intangible assets with a zero carrying value, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would recognize an impairment charge for the difference.

        Fair value of the reporting units is determined using a combined income and market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. The market approach may involve use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or a similar line of business as the respective reporting unit. The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit. The Company considers value indications from both the income approach and market approach in estimating the fair value of each reporting unit.

        The income approach was given significant weight for all three reporting units because the Company's management considers this method a reasonable indicator of fair value. The market transaction method was also given significant weight for all three reporting units because transactions in the industry are commonly valued as a multiple of RMR. Based on management's experience along with a review of recent industry transactions, management concluded the weighting of the market transaction method was appropriate. The market guideline company method was given a small weight for Retail because, although the guideline companies are generally comparable, they are not similar enough to warrant a significant weight in estimating fair value. The market guideline company method was given no weight for the Wholesale and Multifamily reporting units because management determined that there were no sufficiently comparable companies or there was a lack of market data for businesses engaged in these specialized monitored security operations.

        Management judgment is a significant factor in determining whether an indicator of impairment has occurred. Management relies on estimates in determining the fair value of each reporting unit, which include the following critical quantitative factors:

          Anticipated future cash flows and terminal value for each reporting unit.     The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management's estimates of economic and market conditions over the projected period including growth rates in revenue, customer attrition and estimates of expected changes in operating margins. Projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because the Company's management frequently updates its projections, the Company would expect to identify on a timely basis any significant differences between actual results and recent estimates. The Company is not expecting actual results to vary significantly from estimates.

          Selection of an appropriate discount rate.     The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected market place participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate could change.

          Identification of comparable transactions within the industry.     The market approach relies on a calculation that uses a multiple of RMR based on actual transactions involving industry participants. RMR multiples are a commonly used valuation metric in the security monitoring industry. The market approach estimates fair value by applying RMR multiples to the reporting unit's RMR balance as of the testing date. Although RMR multiples are subject to change, there has not been a noticeable deterioration in transaction values compared to prior years.

(h)   Impairment of Long-Lived Assets

        Long-lived assets include property and equipment, customer accounts, dealer relationships, deferred customer acquisition costs and other amortizable intangible assets. The Company reviews long-lived assets for impairment in accordance with the guidance in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of long-lived assets is measured by a comparison of the carrying value to the future undiscounted cash flows expected to be generated by the assets. If management determines an impairment exists, the amount of impairment recognized is the amount by which the carrying value exceeds fair value. Projections of future cash flows are subject to change as a result of actual results differing from expectation as well as higher than expected levels of customer attrition. Though the Company is not expecting actual results to vary significantly from projections, long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

(i)    Cash and Cash Equivalents

        All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, typically consisting of money market funds and 30-day, 60-day or 90-day commercial paper or certificates of deposit, are stated at cost, which approximates market. At December 31, 2008, all investments were in treasury only money market funds.

(j)    Restricted Cash

        Restricted cash on the accompanying balance sheet represents a trust account established as collateral for the benefit of the former insurer of the Company's workers' compensation claims and collateral for the Company's surety bonding and credit card requirements. The workers' compensation collateral is required to support reserves established on claims filed during the period covered by the former insurer. The Company receives interest income earned by the trust. The surety bond collateral is required by the Company's casualty and surety insurance carrier. The credit card collateral is required by the issuer of the credit cards used by company employees. The funds have been deposited into money market accounts which earn interest income.

(k)   Accounts Receivable

        Gross receivables, which consist primarily of trade accounts receivable, of $45.5 million at December 31, 2008 and $43.5 million at December 31, 2007 have been reduced by allowances for doubtful accounts of $6.2 million and $5.9 million, respectively.

        The Company's policy for Retail and Wholesale is to establish a reserve for a percentage of a customer's total receivable balance when any portion of that receivable balance is greater than 30 days past due. This percentage, which is based on the Company's historical collections experience, is increased as any portion of the receivable ages until it is fully reserved and written off when it is 120 days past due, or when the account is disconnected and turned over to a collection agency. Additionally, once the customer's balance is greater than 120 days past due, all other receivable balances associated with that customer, irrespective of how many days past due, are deemed to be 120 days past due and fully reserved. In certain instances, based upon the discretion of management, credit can be extended and the account may remain active. The Company's policy for Wholesale's reserve also includes a specific identification approach in assessing the collectability of balances with large dealer accounts. The Company's policy for Multifamily's reserve is based on the specific identification approach.

(l)    Notes Receivable

        Notes receivable on the balance sheet represent loans to dealers collateralized by the dealers' portfolios of customer monitoring contracts, which are carried at the lower of the principal amount outstanding or the net realizable value. Management periodically evaluates the loan portfolio to assess the collectability of dealer notes and adequacy of the allowance for loan losses, including past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Loans are generally considered non-performing if they are 120 days in arrears of contractual terms. The Company had $0.1 million and $0.2 million in non-performing loans at December 31, 2008 and 2007, respectively. Interest income is not accrued on non-performing loans. The Company had outstanding notes receivable of $4.2 million and $5.9 million at December 31, 2008 and 2007, respectively. The short-term portion of notes receivable is calculated in accordance with the terms of the agreements. As part of the Merger, the Company assumed obligations to provide open lines of credit to dealers, subject to the terms of the agreements with the dealers. At December 31, 2008 and 2007, the amount available to dealers under these lines of credit was $0.5 million. Interest income from dealer loans is recorded in installation and other revenue.

        For most of the dealers in their loan program, the Company bills the dealers' customers and collects funds from those customers. Cash collected in excess of fees and loan payments is then remitted to the dealer.

(m)  Advertising Costs

        Printed materials are expensed as incurred. Broadcast advertising costs are expensed upon the first broadcast of the respective advertisement. Total advertising expense was $4.7 million, $3.5 million and $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(n)   Derivative Financial Instruments

        The Company holds one interest rate cap and three interest rate swaps to protect against increases in interest expense. All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction (i.e., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (the amount by which the changes in fair value of the derivative exceeds the variability in cash flows of the forecasted transaction) is recorded in current-period earnings as other income or expense. Changes in the fair value of economic derivatives are reported in current-period earnings as interest expense. There was no ineffectiveness recorded in other income or expense for any of the periods presented. The Company has assessed counterparty risk with its interest rate cap and swaps as of December 31, 2008 and believes that counterparty default is not probable.

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

        See Note 8 "Derivatives" for additional information related to the interest rate cap and swaps in effect at December 31, 2008.

(o)   Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial Retail customers as well as Wholesale dealers, dispersed across a wide geographic base. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for the potential credit losses. The Company has customers and dealers located throughout the United States with almost 43% of its recurring monthly revenue derived from customers located in California, Florida and Texas. A major earthquake, hurricane or other environmental disaster in an area of high account concentration could disrupt the Company's ability to serve those customers or render those customers uninterested in continuing alarm monitoring services. The top 10 wholesale dealers accounted for 44.2% of wholesale monitored sites and 33.9% of Wholesale RMR as of December 31, 2008

(p)   Stock Based Compensation

        The Company accounts for stock based compensation using the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), Share-Based Payment, and SAB No.107, Share-Based Payment, which require the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company values its stock options using the Black-Scholes model to determine fair value.

        See Note 7, "Share-Based Employee Compensation" for additional information.

(q)   Loss Per Share

        Loss per share is presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Weighted average shares outstanding were as follows:

	December 31,
	2008	2007	2006
Weighted average shares outstanding	25,310,364	23,525,652	18,233,221

69

        For the year ended December 31, 2008, the Company had 0.3 million outstanding stock options that represented dilutive potential common shares. For the each of the years ended December 31, 2007 and 2006, the Company had outstanding stock options that represented 0.8 million dilutive potential common shares. These securities were not included in the computation of diluted earnings per share since to do so would have been anti-dilutive for all periods presented.

(r)   Fair Value Measurements

        The Company applies Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157") to determine fair value whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 also establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

  Level 1—quoted prices in active markets for identical assets or liabilities;
  Level 2—directly or indirectly observable inputs other than quoted prices; and
  Level 3—unobservable inputs.

        SFAS 157 establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability's level is based on the lowest level of input that is significant to the fair value measurement.

        The following table sets forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2008, by level within the fair value hierarchy (dollar amounts in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Derivatives	—	$(8,867)	—	$(8,867)

        Marketable securities are included within cash and cash equivalents in the consolidated balance sheets, which generally consist of money market funds with original maturities less than 90 days and were measured using a level 1 fair value measurement with carrying value equal to fair value. Derivatives consist of interest rate swap agreements and are valued using observable benchmark rates at commonly quoted intervals for the life of the instruments.

(s)   New Accounting Standards

        In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the consideration of management's internal cash flow and discount rate assumptions as well as illustrates how observable market information impacts fair value measurements in an inactive market. The FSP is effective upon issuance and did not have a material impact on the consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued after January 1, 2009. The Company is currently evaluating SFAS 161 however does not anticipate that adoption will have a material impact on its consolidated financial statements.

        During February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, ("FSP FAS 157-2"), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009. The Company does not anticipate that adoption of these provisions will have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No.51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require non-controlling interests in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on the Company's accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

3. Property and Equipment:

        The following reflects the Company's carrying value in property and equipment as of the following periods (dollar amounts in thousands):

	December 31,
	2008	2007
Furniture, fixtures and equipment	$7,061	$6,294
Data processing and telecommunication	39,002	34,126
Leasehold improvements	7,544	6,447
Vehicles	6,427	6,832
Vehicles under capital leases	9,572	7,798
Buildings and other	6,320	6,314
Rental equipment	13,318	7,989

	89,244	75,800
Less accumulated depreciation	(53,076)	(42,030)

Property and equipment, net	$36,168	$33,770

        Depreciation expense was $12.6 million, $11.0 million and $9.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The amount of fixed asset additions included in accounts payable as of December 31, 2008 and 2007 was $0.7 million and $0.4 million, respectively.

Fixed Assets under Operating Leases

        Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term. Accumulated depreciation of approximately $2.6 million and $1.1 million was recorded on these assets as of December 31, 2008 and 2007, respectively. The following is a schedule by year of minimum future rental receipts on non-cancelable operating leases as of December 31, 2008 and does not include payments received at the inception of the lease (dollar amounts in thousands):

2009	$1,658
2010	1,640
2011	1,245
2012	756
2013	224

Total minimum future rentals	$5,523

4. Goodwill and Intangible Assets:

        A roll-forward of the Company's unamortizable intangible assets is presented by segment and in total in the following table (dollars amounts in thousands):

	Retail	Wholesale	Multifamily	Total Company
Goodwill
January 1, 2007	$6,142	$1,288	$4,730	$12,160
Additions from Merger	13,534	15,910	—	29,444
Impairment	—	—	—	—

December 31, 2007	$19,676	$17,198	$4,730	$41,604
Additions	—	—	—	—
Impairment	—	—	—	—

December 31, 2008	$19,676	$17,198	$4,730	$41,604

Trade Name
January 1, 2007	$22,987	$—	$2,825	$25,812
Additions from Merger	—	2,800	—	2,800
Impairment	—	—	—	—

December 31, 2007	$22,987	$2,800	$2,825	$28,612
Additions	—	—	—	—
Impairment	—	—	(925)	(925)

December 31, 2008	$22,987	$2,800	$1,900	$27,687

        The Company completed its annual impairment testing during the third quarter of 2008 and determined that goodwill was not impaired. Given the decline in the Company's market capitalization and uncertainty surrounding the US economy at the end of the fourth quarter of 2008, the Company concluded a triggering event had occurred indicating potential impairment. The Company completed an interim goodwill impairment test as of December 31, 2008 and determined that goodwill was not impaired. The Wholesale reporting unit, however, had limited excess of fair value over carrying value at December 31, 2008.

        During the third quarter of 2008, an impairment charge of $0.5 million was recorded on the Network Multifamily® trade name. The impairment is due to management's expectation that revenue in the Multifamily segment will continue to decline, thereby reducing the fair value of the trade name below its carrying value. The Company recorded an additional $0.4 million trade name impairment charge in its Multifamily segment during the fourth quarter of 2008, which was caused by higher than expected customer attrition, and resulted in total trade name impairment of $0.9 million in 2008.

        A roll-forward of the Company's amortizable intangible assets is presented by segment and in total in the following table (dollars amounts in thousands):

	Retail	Wholesale	Multifamily	Total Company
Customer Accounts
Net customer accounts at January 1, 2007	$161,386	$—	$35,289	$196,675
Additions from Merger	130,300	—	—	130,300
Purchase of customer accounts	952	—	—	952
Amortization expense	(39,860)	—	(5,671)	(45,531)

Net customer accounts at December 31, 2007	252,778	—	29,618	282,396
Purchase of customer accounts	1,179	—	—	1,179
Amortization expense	(40,728)	—	(5,129)	(45,857)

Net customer accounts at December 31, 2008	$213,229	$—	$24,489	$237,718

Dealer Relationships
Net dealer relationships at January 1, 2007	$—	$3,696	$—	$3,696
Additions from Merger	—	41,500	—	41,500
Amortization expense	—	(3,631)	—	(3,631)

Net dealer relationships at December 31, 2007	—	41,565	—	41,565
Amortization expense	—	(3,968)	—	(3,968)

Net dealer relationships at December 31, 2008	$—	$37,597	$—	$37,597

Other Intangibles
Net other intangibles at January 1, 2007	$—	$—	$—	$—
Additions from Merger	1,508	2,492	—	4,000
Amortization expense	(740)	(1,161)	—	(1,901)

Net other intangibles at December 31, 2007	768	1,331	—	2,099
Amortization expense	(767)	(1,123)	—	(1,890)

Net other intangibles at December 31, 2008	$1	$208	$—	$209

        Amortization expense was $51.7 million, $51.1 million and $32.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Accumulated amortization at December 31, 2008 was $201.3 million for customer accounts, $9.5 million for dealer relationships and $3.8 million for other intangibles. Accumulated amortization at December 31, 2007 was $155.5 million for customer accounts, $5.6 million for dealer relationships and $1.9 million for other intangibles. The table below reflects the estimated aggregate intangible amortization expense for each of the five succeeding fiscal years on the existing customer account and dealer relationship base as of December 31, 2008 (dollar amounts in thousands):

	2009	2010	2011	2012	2013
Estimated amortization expense	$40,191	$35,040	$32,424	$31,172	$26,507

5. Accrued Liabilities:

        The following reflects the components of accrued liabilities as of the periods indicated (dollar amounts in thousands):

	December 31,
	2008	2007
Accrued interest	$6,879	$6,874
Accrued vacation pay	4,821	4,528
Accrued salaries, bonuses and employee benefits	11,199	11,340
Derivative liability	5,562	—
Other accrued liabilities	10,561	10,799

Total accrued liabilities	$39,022	$33,541

6. Debt and Capital Leases:

        Long-term debt and the fixed or weighted average interest rates and capital leases are as follows (dollar amounts in thousands):

	December 31,
	2008	2007
Senior Credit Agreement, maturing March 31, 2012, variable at LIBOR + 2.25%	$291,750	$294,750
Senior Secured Notes, maturing November 2011, fixed 12.0%, face value	115,345	115,345
Unamortized premium on Senior Secured Notes	6,713	8,783
Unsecured Term Loan, maturing March 14, 2013, variable at Prime + 11. 5%	110,340	—
Senior Subordinated Notes, maturing January 2009, fixed 8.125%, face value	—	110,340
Unamortized discount on Senior Subordinated Notes	—	(8,458)
Capital leases	5,140	5,599

	529,288	526,359
Less current portion (including $2,361 and $2,179 in capital leases at December 31, 2008 and 2007, respectively)	(5,361)	(5,179)

Total long-term debt and capital leases	$523,927	$521,180

Senior Credit Agreement

        On April 26, 2006, the Company entered into an amended and restated senior credit agreement ("Senior Credit Agreement") increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million. Depending on the Company's leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing. The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $19.7 million remains available as of March 5, 2008 after reducing total availability by approximately $2.8 million for an outstanding letter of credit and $2.5 million held by Lehman Commercial Paper, Inc. ("Lehman"). Lehman is a party to the Company's revolving credit facility with a commitment to fund 10% of its borrowings under the facility. Although the Company has not and currently does not expect to draw on the revolving credit facility, the Company expects that Lehman will not fund any future borrowing requests. The Company has no reason to believe at this time that the other lenders to its revolving credit facility will not fulfill their respective contractual obligations to fund any of the Company's future borrowing requests. The revolving credit facility matures in April of 2010 and the term loan matures in March of 2012.

        The weighted average annual interest rate before fees at December 31, 2008, including the impact of interest rate swaps was 5.1%. At December 31, 2007, the weighted average annual interest rate before fees was 7.21%. The Senior Credit Agreement is secured by substantially all assets of the Company and requires quarterly principal payments of $0.75 million and potential annual prepayments based on a calculation of "Excess Cash Flow," as defined in the Senior Credit Agreement, commencing with the fiscal year ending December 31, 2008 and due in the first quarter of each subsequent fiscal year. Based on current calculations, the Company does not expect to make a prepayment in the first quarter of 2009.

Senior Secured Notes

        On April 2, 2007, POAMI completed an exchange offer (the "Exchange Offer") for up to $125 million aggregate principal amount of the IASG 12% Senior Secured Notes due 2011 (the "IASG Notes"). Pursuant to the terms of the Exchange Offer, validly tendered IASG Notes were exchanged for newly issued 12% Senior Secured Notes due 2011 (the "Senior Secured Notes"). Of the $125 million aggregate principal amount of IASG Notes outstanding, approximately $115.3 million were tendered for exchange. Upon the completion of the Exchange Offer, approximately $9.7 million principal amount of IASG Notes was redeemed effective as of May 2, 2007. The redemption price was approximately $11.9 million, including accrued interest and a make-whole adjustment.

        The Senior Secured Notes, which rank equally with POAMI's existing and future senior secured indebtedness and any indebtedness incurred under the senior credit facility, are jointly and severally guaranteed by Protection One, Inc. and its subsidiaries and secured by second priority liens granted to the trustee for the benefit of the holders of the Senior Secured Notes on substantially all of the Company's and its subsidiaries' tangible and intangible property.

        The Company has the option to redeem the Senior Secured Notes, in whole or in part, upon not less than 30 nor more than 60 days prior notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on November 15 of the years indicated below (subject to the right of holders on the relevant record date to receive interest due on the related interest payment date):

Year	Percentage
2008	106.0%
2009	103.0%
2010	100.0%

        Upon the occurrence of certain change of control events, each holder of Senior Secured Notes will have the right to require POAMI to repurchase all or any part of that holder's Senior Secured Notes for a cash payment equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased plus accrued and unpaid interest and additional interest, if any, to the date of purchase, subject to certain restrictions in the Senior Credit Agreement.

Unsecured Term Loan

        On March 14, 2008, POAMI borrowed approximately $110.3 million under a new unsecured term loan facility to allow it to redeem all of the Senior Subordinated Notes. See Note 1, "The Company," for additional information regarding the redemption. The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013. Interest is payable semi-annually in arrears on March 14 and September 14 of each year, with the first interest payment due on September 14, 2008. The annual interest rate was 14.75% at December 31, 2008. The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group. Affiliates of

the Principal Stockholders collectively owned approximately 70% of the Company's common stock as of December 31, 2008, and one of the Company's former directors is affiliated with Arlon Group. The Company recorded $5.9 million of related party interest expense for the year ended December 31, 2008.

Capital Leases

        The Company has acquired vehicles since 2006 under a capital lease arrangement whereby it leases vehicles over a 4-year lease term. Accumulated depreciation on these assets at December 31, 2008 and 2007 was approximately $4.4 million and $1.8 million, respectively. The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of December 31, 2008 (dollar amounts in thousands):

2009	$2,785
2010	2,043
2011	1,024
2012	194

Total minimum lease payments	6,046
Less: Estimated executory costs	(439)

Net minimum lease payments	5,607
Less: Amount representing interest	(467)

Present value of net minimum lease payments(a)	$5,140

    (a)
    Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $2,361 and $2,779, respectively.

Debt Maturities

        Excluding capital lease agreements described above, debt maturities over the succeeding five years and thereafter are as follows (dollar amounts in thousands):

2009	$3,000
2010	3,000
2011	118,345	(a)
2012	282,750
2013	110,340
Thereafter	—

Total	$517,435

    (a)
    Face amount of $115,345 excludes premium of $6,713 at December 31, 2008.

Debt Covenants

        The Unsecured Term Loan Agreement, Senior Secured Notes Indenture and the Senior Credit Agreement contain certain covenants and restrictions, including with respect to the Company's ability to incur debt and pay dividends, based on earnings before interest, taxes, depreciation and amortization, or EBITDA. While the definition of EBITDA varies slightly among the Unsecured Term Loan Agreement, Senior Secured Notes Indenture and Senior Credit Agreement, EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue.

        The following table presents the financial ratios required by the Company's Senior Credit Agreement, Senior Secured Notes Indenture and Unsecured Term Loan Agreement through December 31, 2009.

Debt Instrument	Financial Covenants	Ratio Requirements
Senior Credit Agreement	Consolidated Leverage Ratio (consolidated total debt on last day of period/consolidated EBITDA for most recent four fiscal quarters)	Q4 2008 through Q3 2009: Less than 5.75:1.0 Q4 2009; less than 5.5:1.0
	Consolidated Interest Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Greater than 2.0:1.0
Senior Secured Notes Indenture	Consolidated Fixed Charge Coverage Ratio (current fiscal quarter EBITDA/current fiscal quarter interest expense)	Greater than 2.25:1.0
Unsecured Term Loan Agreement	Consolidated Fixed Charge Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Greater than 2.25:1.0

At December 31, 2008, the Company was in compliance with the financial covenants and other maintenance tests for all its debt obligations. The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in the Senior Credit Agreement are maintenance tests and the Consolidated Fixed Charge Coverage Ratios contained in the Senior Secured Notes Indenture and Unsecured Term Loan Agreement are debt incurrence tests. The Company cannot be deemed to be in default solely due to failure to meet such debt incurrence tests. However, failure to meet such debt incurrence tests could result in restriction on the Company's ability to incur additional ratio indebtedness. The Company believes that should it fail to meet the minimum Consolidated Fixed Charge Coverage Ratio in its Senior Secured Notes Indenture and Unsecured Term Loan Agreement, its ability to borrow additional funds under other permitted indebtedness provisions of the Senior Secured Notes Indenture, Unsecured Term Loan Agreement and Senior Credit Agreement would provide sufficient liquidity for currently foreseeable operational needs. These debt instruments also generally restrict the Company's ability to pay any cash dividends to stockholders, but do not otherwise restrict the Company's ability to fund cash obligations.

7. Share-Based Employee Compensation:

        The Company accounts for stock based compensation using the provisions of SFAS 123R and SAB 107 which require the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

        In connection with the Merger, options to acquire shares of IASG common stock were converted into options to acquire a number of shares of Protection One, Inc. common stock equal to the number of shares of IASG common stock that were issuable upon exercise of the options multiplied by 0.29, rounded down to the nearest whole share, at an exercise price per share equal to the exercise price per share under the options before the completion of the Merger divided by 0.29, rounded up to the nearest whole cent.

        The fair value of the converted options, net of the fair value of unvested options, represents additional purchase consideration. Substantially all outstanding options issued to IASG employees vested prior to the Merger. A total of 713,104 options for the Company's common stock were issued in exchange for 2,459,001 outstanding IASG options. The fair value of these options was calculated as of December 20, 2006, the announcement date of the Merger, using the Black-Scholes option pricing model. The Company's historical data, among other factors, were used to estimate the expected price volatility and the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The table below reflects the assumption used for each of the exchanged option awards (dollars in thousands, except per share amounts, ratios, number of options and percentages):

Expiration Date	# of Options(1)	Exercise Price/Option	Award Value/Option	Expected Life (yrs)	Expected Volatility	Risk-free Rate	Total Fair Value
July 23, 2013	591,594	$31.90	$4.22	3.28	81.4%	4.55%	$2,497
July 24, 2013	13,920	$31.90	$4.22	3.28	81.4%	4.55%	58
June 15, 2014	33,785	$19.83	$5.67	3.73	77.2%	4.53%	191
April 4, 2015	7,250	$16.76	$6.31	4.13	74.9%	4.52%	46
May 2, 2014	725	$12.93	$6.80	3.67	77.2%	4.53%	5
Dec. 31, 2010	580	$19.31	$2.10	2.00	53.3%	4.69%	1
April 23, 2009	43,500	$18.10	$1.30	1.16	52.4%	4.85%	57
April 23, 2009	21,750	$14.66	$2.07	1.16	52.4%	4.85%	45

Totals	713,104						$2,900

(1)
There are 684,974 stock options exercisable as of December 31, 2008, none of which have an exercise price below the market price at that date.

        In accordance with SFAS 123R, an additional fair value measurement of both the IASG vested options immediately prior to their conversion into options to acquire the Company's common stock and the options to acquire the Company's common stock which replaced the IASG options held by employees was made as of the closing date of the Merger. The fair value of the Company's common stock options exceeded the fair value of the IASG options held by employees by approximately $0.2 million and such excess was reflected as compensation expense in the Statement of Operations in 2007.

        The Company had the following stock option plans under which shares were available for grant at December 31, 2008: the 2008 Long-Term Incentive Plan (the "LTIP") and the 2004 Stock Option Plan (the "2004 Plan"). The 1997 Long-Term Incentive Plan is no longer active.

  2008 Long-Term Incentive Plan

        The 2008 LTIP, approved by the Company's stockholders on June 4, 2008, is an equity compensation plan that satisfies certain requirements of the Marketplace Rules of The Nasdaq Stock Market and certain requirements of the Internal Revenue Code of 1986, as amended, and regulations thereunder, referred to collectively as the Code, relating to deductibility of certain performance-based executive compensation. The 2008 LTIP provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted share units, performance awards and other equity-based awards to directors, officers and key employees. Under the LTIP, 1.5 million shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of Protection One.

        No options have been granted under the plan as of December 31, 2008. A total of 31,900 restricted stock units were issued to directors on June 4, 2008.

  2004 Stock Option Plan

        The 2004 Plan was approved by the Protection One stockholders and became effective on February 8, 2005. Under the 2004 Plan, certain executive officers and selected management employees were granted options in 2005, which are subject to vesting, exercise and delivery restriction described below, to purchase an aggregate of 1,782,947 shares of common stock. A total of 1,996,184 shares are reserved for issuance under the 2004 Plan subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of the Company. To the extent an option expires or is canceled, forfeited, settled in cash or otherwise terminated or concluded without a delivery of shares to which the option related, the undelivered shares will again be available for options. The options initially granted under the 2004 Plan will vest ratably each month during the 48 months after the date of grant, subject to accelerated vesting, in the case of certain senior executive officers, under certain circumstances following a qualified sale. Under the option agreements applicable to the options granted, any shares of stock purchased through the exercise of options generally will be issued and delivered to the option holder, and any net payment that may be due to such holder in accordance with the 2004 Plan, will be paid to such holder upon the earlier of: (1) specified dates following the occurrence of certain permissible distribution events (as defined in the Company's Stock Appreciation Rights Plan) and (2) February 8, 2011, provided that if an option holder's right to receive stock is converted pursuant to the 2004 Plan into a right to receive cash, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

        On July 25, 2006 an additional 42,500 options were granted under the 2004 Plan with an exercise price of $14.02 per share. On May 7, 2007, an additional 100,000 options were granted under the 2004 Stock Option Plan with an exercise price of $14.50 per share.

  Share-Based Employee Compensation Expense

        Share-based compensation related to stock options granted to employees of approximately $1.4 million, or $0.06 per share (basic and fully diluted), $1.5 million, or $0.06 per share (basic and fully diluted), and $1.4 million, or $0.08 per share (basic and fully diluted), for the years ended December 31, 2008, 2007 and 2006, respectively, was recorded in general and administrative expense. No tax benefit was recorded since the Company does not have taxable income and is currently reserving for its federal tax assets. There were no amounts capitalized relating to share-based employee compensation for the any of the years ended December 31, 2008, 2007 and 2006.

        The amount of expense to be recognized over the remaining service period of the modified 2005 options, the 2006 options, and the 2007 options as of December 31, 2008 is expected to be approximately $0.9 million through May 2011.

        The table below summarizes stock options and warrants for the Company's common stock outstanding as of December 31, 2008. All non-vested options at December 31, 2008 are expected to vest in the future.

Description	Exercise Price/Range of Exercise Prices	Number of Shares of Common Stock	Weighted- Average Remaining Contractual Life in years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(Dollars in Thousands)
Exercisable
1999 Options	262.50 - 446.375	1,550		$432.14
2000 Options	65.625 - 71.875	2,089		71.52
2001 Options	60.30 - 67.50	24,550		65.00
2001 Warrants	65.825	5,000		65.83
2002 Options	103.50 - 137.50	6,600		116.19
2005 Options	6.52	1,493,040		6.52
2006 Options	14.02	22,887		14.02
2007 Options	14.50	39,583		14.50
IASG converted Options	14.66-31.90	684,974		30.23

		2,280,273	1.5 years	15.28	$0

Not exercisable
2005 Options	6.52	64,539		6.52
2006 Options	14.02	11,478		14.02
2007 Options	14.50	60,417		14.50

		136,434	2.6 years	10.68	$0

Outstanding		2,416,707	1.8 years	$15.02	$0

        A summary of the Company's nonvested stock options activity for the years ended December 31, 2008, 2007 and 2006 follows:

	Shares	Weighted- Average Grant-Date Fair Value	Total Grant-Date Fair Value
			(Dollars in Thousands)
Nonvested at January 1, 2006	1,234,339	$5.40	$6,662
Granted	42,500	9.52	405
Vested—2003 options	(266)	40.00	(10)
Vested—2005 options	(129,903)	5.39	(700)
Cash paid on nonvested options(a)	—	—	(3,183)
Vested—modified 2005 options(a)	(259,805)	2.51	(653)
Vested—2006 options	(4,427)	9.52	(42)
Forfeited	—	—	—

Nonvested at December 31, 2006	882,438	2.81	2,479
Granted	100,000	9.88	988
Vested—modified 2005 options(a)	(389,701)	2.51	(978)
Vested—2006 options	(10,627)	9.52	(101)
Vested—2007 options	(14,583)	9.88	(144)
Forfeited	—	—	—

Nonvested at December 31, 2007	567,527	3.96	2,244
Granted	—	—	—
Vested—modified 2005 options(a)	(388,875)	2.51	(976)
Vested—2006 options	(7,833)	9.52	(75)
Vested-2007 options	(25,000)	9.88	(247)
Forfeited	(9,385)	8.59	(81)

Nonvested at December 31, 2008	136,434	$6.36	$865

    (a)
    The weighted-average grant-date fair value of options granted during the first quarter of 2005 was $5.39 per option. The terms of the options granted in 2005 under the 2004 Plan included anti-dilution provisions and were modified accordingly because of the distribution made in May 2006. A compensatory make-whole payment of $4.5 million or $2.89 per option was also made and resulted in a reduction of the fair value of the original award by the amount of cash received resulting in an adjusted grant-date fair value of $2.51. Approximately $3.2 million of the $4.5 million cash payment related to non-vested options and was reflected as recapitalization costs in the second quarter of 2006.

        The Company estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected stock price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted including the May 12, 2006 modification of the options granted in 2005:

	May 7, 2007	July 25, 2006	May 12, 2006
Expected stock price volatility	73.9%	72.7%	75.1%
Risk free interest rate	4.52%	4.96%	5.08%
Expected option life	6 years	6 years	4.75 years
Expected dividend yield	—	—	—

        The following table summarizes the Company's activities with respect to its stock option plans for the years presented:

	Warrants And Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
			(Dollars in Thousands)
Outstanding at January 1, 2006	1,693,401	$12.32
Granted	42,500	14.02	$405
Exercised (intrinsic value of $428,928)	(40,882)	7.50
Forfeited	(39,144)	60.06

Outstanding at December 31, 2006	1,655,875	10.41
Granted	100,000	14.50	$988
IASG options converted	713,104	29.77	$2,900
Forfeited	(31,314)	27.95

Outstanding at December 31, 2007	2,437,665	16.19
Forfeited	(20,958)	118.02

Outstanding at December 31, 2008	2,416,707	$15.02

  Restricted Share Units

        Annual grants of RSUs are awarded to the Company's independent board members as part of the Company's independent director compensation plan approved in April 2007. An award of 31,900 RSUs was granted on June 4, 2008 with a per unit fair value of $8.15. An award of 40,570 RSUs was granted on August 23, 2007 with a per unit fair value of $12.94. An award of 1,000 RSUs was granted on April 15, 2006 with a per unit fair value of $17.25. The RSUs vest ratably over a 4-year period, provided, however, that any and all unvested RSUs shall be immediately forfeited in the event the board member ceases to serve on the Company's board. A total of 8,864, 750 and 500 RSUs vested during the years ended December 31, 2008, 2007 and 2006, respectively, and 57,242 RSUs remained unvested as of December 31, 2008.

  Stock Appreciation Rights Plan

        On February 8, 2005, pursuant to a management incentive plan, the Company's senior management team received an aggregate of 1,996,183 Stock Appreciation Rights, or SARs. The SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means the Principal Stockholders' sale of at least 60% of their equity interest in the Company, provided that if the qualified sale is not a permissible distribution event (as defined in the SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011. The exercise price of the SARs was $4.50 on the grant date and increases by 9% per annum, which is referred to as the fixed return, compounded annually, beginning on February 8, 2006. If the Principal Stockholders sell less than 60% of their equity interest in the Company, the exercise price applicable to an equivalent percentage of management's SARs would be based on the fixed return through the date of such sale. Each SAR that vests and becomes payable in connection with a qualified sale will generally entitle the holder of a SAR to receive the difference between the exercise price and the lesser of (1) the value of the consideration paid for one share of stock in such qualified sale, or the fair market value of one share of stock if the qualified sale is not a sale to a third party and (2) $7.50, provided that if a SAR holder's right to receive stock is converted pursuant to the SAR Plan into a right to receive cash from a grantor trust that the Company may establish, the amount of cash payable will be credited with interest at 6% per annum, compounded annually, from the date such conversion is effective until the applicable payment date.

        The SAR Plan provides that the exercise price of the SARs shall be equitably adjusted or modified as necessary to preserve the intended economic benefit of the original grant in the event there is, among other things, a recapitalization, and the SAR Plan provides that the exercise price of the SARs may be adjusted or modified upon the occurrence of any event that makes adjustment or modification appropriate and equitable to prevent inappropriate penalties or windfalls with respect to the terms of the SAR Plan and the holders of the SARs. On May 12, 2006, after determining that the $70.5 million cash dividend declared on April 27, 2006 would adversely impact the SARs granted in 2005, the Company's board of directors agreed to amend the SARs agreements by effectively fixing the exercise price on 439,160 outstanding SARs (the modified SARs) at $5.02. Therefore, if there is not a qualified sale prior to February 8, 2011, the holders of these modified SARs will be entitled to receive the difference between $7.50 and $5.02 per SAR, or $2.48, from the Company for a total cash outlay of approximately $1.1 million on February 8, 2011.

        In November 2006, the Company's board of directors approved the reallocation of SARs forfeited by a former executive officer to the other SAR Plan participants, Messrs. Ginsburg, Nevin and Pefanis. As proposed by the Company's Chief Executive Officer and approved by its board of directors, the SARs were reallocated to the applicable named executive officers in proportion to the number of SARs that they held immediately before the reallocation. Except for a reallocation upon any forfeiture by a former executive officer, the SAR Plan does not allow for any grant of additional SARs.

        As of December 31, 2008 and 2007, respectively, the Company had established a liability of approximately $0.6 million and $0.3 million to reflect the portion of the modified SARs that have been earned since the date of the modification with the associated expense reflected in general and administrative expense. Assuming there is no qualified sale prior to February 8, 2011, the Company expects to record approximately $0.2 million in expense per year in 2009 and 2010 related to these SARs. As of December 31, 2008 and 2007, no value has been ascribed to the SARs that have not been modified and no value will be allocated to those SARs unless and until it becomes probable that a qualified sale will occur.

8.     Derivatives:

        The Company holds one interest rate cap and three interest rate swaps to protect against increases in interest expense.

        In May 2005, as required by the Company's then existing credit agreement, the Company entered into two separate interest rate cap agreements for a one-time aggregate cost of $0.9 million. The Company's objective was to protect against increases in interest expense caused by fluctuation in the LIBOR interest rate. One of the interest rate caps expired in May 2008. The other interest rate cap provides protection on $75 million of the Company's long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%.

        In the second quarter of 2008, in connection with the interest rate swaps entered into and described below, the interest rate caps were de-designated as hedges. The unexpired cap had no value at December 31, 2008. The fair market value of both cap agreements was $0.04 million at

December 31, 2007, which is reflected in other assets. Prior to de-designation, changes resulting from fair market value adjustments were reflected in accumulated other comprehensive loss in the condensed consolidated balance sheet and as a component of unrealized other comprehensive income in the condensed consolidated statement of operations and comprehensive loss. Subsequent to de-designation, the interest rate cap is considered an economic derivative and changes in fair value are recorded in earnings.

        The Company has three interest rate swap agreements to fix the interest rate of $250 million of the variable rate debt under the senior credit facility, which fix the interest rate at a one month LIBOR rate of 3.15% to 3.19%. The interest rate swaps mature from September 2010 to November 2010. With the current applicable margin on the Company's Eurodollar borrowings under its senior credit facility at 2.25%, the effective interest rate on the covered debt is expected to be a fixed rate of 5.40% to 5.44%. The interest rate swaps are accounted for as cash flow hedges.

        The fair value of the interest rate swaps are reflected in accrued liabilities and other liabilities based on the timing of discounted expected future cash flows. At December 31, 2008, the Company recorded $5.6 million as a current liability in accrued liabilities and $3.3 million as a long term liability in other liabilities. The table below is a summary of the Company's derivative positions as of December 31, 2008 (dollar amounts in thousands):

Derivative Type	Notional	Fair Value
Interest Rate Swaps	$250,000	$(8,867)
Interest Rate Cap	75,000	0

Total	$325,000	$(8,867)

        All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction (i.e., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (the amount by which the changes in fair value of the derivative exceeds the variability in cash flows of the forecasted transaction) is recorded in current-period earnings as other income or expense. Changes in the fair value of economic derivatives are reported in current-period earnings as interest expense. There was no ineffectiveness recorded in other income or expense for any of the periods presented. The Company has assessed counterparty risk with its interest rate cap and swaps as of December 31, 2008 and believes that counterparty default is not probable. Below is a summary of the amounts charged to earnings and other comprehensive income ("OCI") for the periods indicated (dollar amounts in thousands):

	Net (loss) gain in earnings		OCI gain (loss)
	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
Interest Rate Swaps	$(940)	$—	$(8,867)	$—
Interest Rate Cap	(277)	8	228	(212)

Total	$(1,217)	$8	$(8,639)	$(212)

        The Company estimates $5.6 million of the net unrealized loss existing at December 31, 2008 will be reclassified to earnings within the next twelve months.

        The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions (e.g., interest payments). The Company also regularly assesses whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company uses the dollar offset method to perform the analysis. The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; (2) the derivative expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired.

9.     IASG Acquisition:

        On April 2, 2007, the Company completed its acquisition of IASG. The Company issued 7,066,960 shares of its common stock and 713,104 stock options in exchange for the outstanding IASG common stock and IASG stock options, respectively. The consideration associated with the common stock and stock options was based on $12.125 per share, the average closing price of the Company's common stock for the two trading days immediately prior and subsequent to December 20, 2006, the announcement date of the Merger. In connection with the Merger, the Company's common stock was approved for listing on the NASDAQ Global Market LLC and now trades under the symbol "PONE."

        The Merger was accounted for using the purchase method of accounting under FASB Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. Under the purchase method of accounting, the Company was considered the acquirer of IASG for accounting purposes and the total purchase price was allocated to the assets acquired and liabilities assumed from IASG based on their fair values as of April 2, 2007. Under the purchase method of accounting, the net consideration was approximately $96.7 million, comprised of the Company's common stock of $85.7 million, the assumption of IASG stock options that were converted into the Company's stock options with a value of $2.9 million, and approximately $8.1 million in transaction costs, including investment banker fees, consulting fees and professional fees.

        The Company recorded a liability of $1.0 million related to duplicate facilities acquired and closed in connection with the Merger. At December 31, 2008 and 2007, the liability for duplicate facilities was $0.2 million and $0.7 million, respectively. The Company also recorded a liability of $1.0 million related to one-time termination benefits in connection with the Merger as a part of the purchase price allocation. These one-time termination benefits were paid during the year ended December 31, 2007. In addition, the Company recorded $3.8 million of expense during the year ended December 31, 2007, related to severance and retention payments with future service requirements. Total cash payments for severance and retention during the year ended December 31, 2007 were $3.4 million. No cash payments for severance or retention related to the Merger were made during the year ended December 31, 2008.

  Pro Forma Financial Information (Unaudited)

        The results of operations of IASG from April 2, 2007 through December 31, 2007 have been included in the Company's condensed consolidated statement of operations for the year ended December 31, 2007. The financial information in the table below summarizes the combined results of operations of the Company and IASG, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. These results have been prepared by adjusting the historical results of the Company to include the historical results of IASG and the impact of the purchase price allocation. The pro forma combined results of operations for the year ended December 31, 2007 exclude Merger-related costs of $3.9 million, which primarily consist of investment banker fees and debt redemption costs incurred by IASG prior to completion of the Merger. The pro forma combined results of operations for the year ended December 31, 2006 include a goodwill impairment charge of $65 million recorded by IASG during 2006.

        The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that will be achieved by the combined company in the future (dollar amounts in thousands).

	Year ended December 31, 2007	Year ended December 31, 2006
	(unaudited)
Pro forma:
Revenue	$371,178	$363,702
Net loss	$(34,317)	$(35,667)
Basic and diluted earnings per share	$(1.12)	$(1.41)

10.   Leases

        The Company leases office facilities and equipment for lease terms maturing through 2015. Future minimum lease payments under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year ended December 31,
2009	$5,962
2010	5,367
2011	4,651
2012	3,210
2013	1,254
Thereafter	199

$20,643

        Total rent expense for the years ended December 31, 2008, 2007 and 2006, was $6.6 million, $7.1 million and $5.3 million, respectively.

11.   Income Taxes

        Components of income tax (expense) benefit are as follows (dollar amounts in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal
Current	$—	$—	$—
Deferred	—	—	—
State
Current	(322)	(721)	(416)
Deferred	(19)	8	(251)

Total	$(341)	$(713)	$(667)

The difference between the income tax (expense) benefit at the federal statutory rate and income tax (expense) benefit in the accompanying statements of operations is as follows:

	Year ended December 31,
	2008	2007	2006
Federal statutory tax rate	35%	35%	35%
State income tax benefit, net of federal expense	3	4	4
Other	(3)	(2)	(4)
State tax credits	—	10	—
Valuation allowance	(36)	(49)	(39)

	(1)%	(2)%	(4)%

        Management believes the Company's net federal deferred tax assets, including those related to net operating losses, are not likely realizable and therefore its federal deferred tax assets are fully reserved. The Company has no federal deferred tax assets recorded as of December 31, 2008. The Company had $0.1 million and $0.2 million of state deferred tax assets recorded as of December 31, 2008 and 2007, respectively, which relate to benefits expected to be received for state tax credits. In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company also has a state deferred tax liability of approximately $1.2 million and $1.3 million at December 31, 2008 and 2007, respectively, related to states that impose a tax on a separate company basis.

        Deferred income tax assets and liabilities were composed of the following (dollar amounts in thousands):

	December 31,
	2008	2007
Deferred taxes, current:
Accrued liabilities	$4,362	$4,253
Accounts receivable, due to allowance	2,249	1,974
Other	(435)	(576)
Valuation allowance	(6,176)	(5,651)

	$—	$—

Deferred taxes, noncurrent:
Net operating loss carry-forwards	$63,385	$50,346
State tax credits	3,273	3,188
Property & equipment	12,460	11,870
Deferred customer acquisition costs (net of revenue)	(20,410)	(18,026)
Customer accounts	15,719	10,627
Dealer relationships	(7,917)	(7,702)
Goodwill	3,420	4,919
Other intangibles	(2,524)	(2,807)
Debt	4,094	1,691
Other	5,644	1,527
Valuation allowance	(78,211)	(56,754)

	$(1,067)	$(1,121)

Less: Separate state deferred tax asset	99	172

	$(1,166)	$(1,293)

        At December 31, 2008, the Company had approximately $174 million of net operating loss carry-forwards which begin to expire in 2020. Total state net operating losses of approximately the same amount have various expiration dates.

        As a result of ownership changes related to the Merger and previous IASG acquisitions, approximately $53 million of these net operating losses are subject to Internal Revenue Code ("IRC") Section 382 limitations, which limit the Company's ability to utilize these net operating losses on an annual basis. As a result of IRC Section 382 limitations, approximately $10 million of the net operating loss cannot be utilized. Approximately $8 million of these net operating losses are currently available and approximately $35 million of the carry-forwards, subject to certain limitations, will become available in future years.

        If any portion of the approximately $24 million valuation allowance associated with the acquisitions is reversed in the future, the benefit of any reversal would reduce income tax expense.

        As a result of certain realization requirements of SFAS 123(R), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2008 and 2007 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $0.6 million if and when such deferred tax assets are ultimately realized.

        On January 1, 2007 the company adopted Financial Accounting Standards Board, ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues. The Company's adoption of this statement on January 1, 2007 did not have any material impact on its consolidated financial statements.

        A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefit is as follows (dollar amounts in thousands):

Gross unrecognized tax benefit at January 1, 2008	$0
Increases in tax positions for prior years	15
Increases in tax positions for current year	48

Gross unrecognized tax benefit at December 31, 2008	$63

        The total liability for unrecognized tax benefits, including $3,000 in interest and $6,000 in penalties, was $72,000 at December 31, 2008. The Company had no liability for unrecognized tax benefits at December 31, 2007. The portion of the balance which will favorably impact the effective tax rate, if recognized, is $72,000.

        During the fourth quarter of 2007, the U.S. Internal Revenue Service commenced its audit of the company's U.S. income tax return for 2006. The audit was concluded in the second quarter of 2008, resulting in no change.

        With limited exception, the company is subject to U.S. federal, state and local tax audits by taxing authorities for years subsequent to 2003. These years contain matters that could be the subject of differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years. The Company does not currently expect the resolution of these matters to result in significant changes during the next twelve months.

        The Company is potentially entitled to certain contingent payments from its former parent. See Note 13, "Commitments and Contingencies—Tax Sharing Agreement" for additional information.

12.   Related Party Transactions

Principal Stockholders Management Agreements

        On April 18, 2005, the Company entered into management agreements with each of Quadrangle Advisors LLC ("QA") and Quadrangle Debt Recovery Advisors LLC ("QDRA," and together with QA, the "Advisors"). The Principal Stockholders management agreements were terminated as of April 2, 2007 in connection with the completion of the Merger.

        The Company paid the Advisors aggregate management fees of $2.7 million and $1.5 million in 2007 and 2006, respectively, pursuant to the terms of the management agreements. The 2007 amounts include $375,000 paid in connection with the termination of the management agreements, representing the second quarterly installments of the 2007 annual fees due to the Advisors under the management agreements, and approximately $1.9 million for services rendered in connection with the Merger, or 1% of the aggregate value of the Merger. The $1.9 million fee was capitalized as a direct cost of the Merger.

Board of Directors and Amended Bylaws

        If and for so long as POI Acquisition, L.L.C. owns at least 40% of the outstanding shares of the Company's common stock, it shall have the right to elect to increase the size of the board by two directors, which it shall be entitled to designate.

        The stockholders agreement also includes voting agreements, certain restrictions on the transfer of the Company's common stock, drag-along rights in favor of POI Acquisition, L.L.C. and tag-along rights in favor of Monarch, all upon customary terms and subject to certain customary exceptions (including exceptions for certain transfers among affiliates). In addition, the stockholders agreement provides the Principal Stockholders with the right to participate on a proportional basis in any future equity issuance by the Company, except for issuances pursuant to registered public offerings, business combination transactions or officer, employee, director or consultant arrangements.

Registration Rights Agreement

        As a condition to the consummation of the debt-for-equity exchange with the Principal Stockholders in 2005, the Company entered into a registration rights agreement with POI Acquisition, L.L.C. and Monarch. The registration rights agreement provides, among other things, that the Company will register, upon notice, shares of its common stock owned by such parties. Under the registration rights agreement, POI Acquisition, L.L.C. is permitted up to four demand registrations and Monarch is permitted up to two demand registrations, subject to certain conditions described in the agreement. POI Acquisition, L.L.C. and Monarch also received piggyback registration rights whereby they shall have the opportunity to register their securities pursuant to any registration statement the Company may file in the future, subject to certain conditions. The Company is also obligated to pay certain of their expenses pursuant to the registration of their securities under the registration rights agreement.

13.   Commitments and Contingencies:

        The Company is a defendant in a number of pending legal proceedings incidental to the normal course of its business and operations. Unless otherwise noted below, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Scardino Litigation

        On April 17, 2006, the Company was named a defendant in a litigation proceeding brought by Frank and Anne Scardino arising out of a June 2005 fire at their home in Villanova, Pennsylvania. (Frank and Anne Scardino v. Eagle Systems, Inc., Eagle Monitoring, Inc. and Protection One Alarm Monitoring, Inc. d/b/a Dynawatch, Delaware County, Pennsylvania Court of Common Pleas, Cause No. 06-4485). The complaint alleges that the defendants failed to provide contracted fire detection and monitoring services, breaching their contractual and warranty obligations in violation of Pennsylvania Unfair Trade Practices and Consumer Protection Law, resulting in alleged damages to plaintiffs in excess of $3.0 million. Under the Unfair Trade Practices and Consumer Protection Law, claimants may be entitled to seek treble damages, attorneys' fees and costs. The complaint also asserted claims based on alleged negligence and gross negligence; however, the Company's preliminary objections to these counts were granted by the court, and these claims were accordingly dismissed.

        The Company has notified its liability insurance carriers of the claim and has answered the remaining counts. Fact discovery is complete. The depositions of all appearing parties and various third-parties have occurred. Expert reports have been served by all appearing parties. The parties submitted briefs on the Company's previous motion for summary judgment. As a result of the motion, the plaintiffs stipulated to the withdrawal of their claims for breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, and violation of the Unfair Trade Practices and Consumer Protection Law. A hearing was held on March 5, 2009 and was intended to address only the one remaining claim for alleged breach of contract. During the hearing, plaintiffs asserted, for the first time, that the complaint actually includes three additional claims for breach of contract and that, alternatively, plaintiffs should be permitted to amend their complaint to include these new claims. The judge took these issues under consideration. A decision on the motion for summary judgment is expected before the end of March 2009.

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

        IASG filed a Motion for Sanctions Against Plaintiff for Spoliation of Evidence (the "Motion") on February 21, 2008. At a hearing on IASG's Motion on April 9, 2008, the Court found, among other things, that Thomas Few, Sr. had intentionally spoliated evidence and sanctioned plaintiff by issuing an adverse inference jury instruction concerning the destruction of evidence and by awarding IASG its attorney fees associated with the preparation and filing of the Motion. Discovery has continued and is scheduled to end on May 29, 2009.

        The Company does not believe that IASG breached its contractual obligations or otherwise violated its duties in connection with this matter and intends to vigorously defend the matter.

By the Carat, Inc. Litigation

        On April 30, 2007, IASG and certain of its subsidiaries, Criticom International Corporation and Monital Signal Corporation, were served in a lawsuit brought by By the Carat, Inc. and John P. Humbert, Jr. and his wife, Valery Humbert, its owners, in connection with a December 2004 armed robbery of their jewelry business. (By the Carat, Inc., John P. Humbert, Jr. and Valery Humbert v. Knightwatch Security Systems, Criticom International Corporation, Monital Signal Corporation, Integrated Alarm Services Group, Inc., et al, Superior Court of New Jersey, Monmouth County Law Division, Docket No.: MON-L-5830-06.) The complaint seeks unspecified damages for alleged bodily injury and property losses based on various causes of action including breach of contract, breach of the covenant of good faith and fair dealing, consumer fraud, intentional and negligent infliction of emotional distress, breach of warranty and gross negligence.

        The Company has notified its insurance carriers of the matter and has engaged counsel to defend the Company. The Company filed a motion which resulted in the dismissal of the plaintiff's claims for breach of the covenant of good faith and fair dealing, consumer fraud, and breach of warranty. The material claims which remain are breach of contract (as to By the Carat, Inc. only) and gross negligence and negligent/intentional infliction of emotional distress (as to John and Valery Humbert, as individuals).

        As to the remaining claims, the Company has filed an answer including various affirmative defenses. In addition, the Company has asserted a contractual counterclaim against By the Carat, Inc. (for indemnification as to the claims made by John P. Humbert, Jr. and his wife), contractual cross claims against co-defendant Knightwatch Security Systems, Inc. (for indemnification as to the claims made by all plaintiffs), and a third-party complaint against the perpetrators (which may allow for apportionment of fault under New Jersey statutory law). Discovery is continuing. The parties expect to submit a revised Case Management Order to the Court, which seeks to extend discovery to May 15, 2009.

Paradox Litigation

        On March 13, 2008, plaintiffs Paradox Security Systems, LTD., Samuel Hershkovitz, and Pinhas Shpater filed a Second Amended Complaint in Civil Action No. 2:06-cv-462 in the Eastern District of Texas, Marshall Division, and added the Company as a defendant. The complaint alleges that the Company infringes U.S. Patent No. 5,751,803 and U.S. Reissue Patent No. 39,406 (collectively, the "Patents-in-Suit"), by its sale and use of certain control panels made by Digital Security Controls, LTD. ("DSC"). The Company has retained counsel and has answered the complaint by denying infringement, alleging invalidity and unenforceability of the Patents-in-Suit, and asserting other defenses and related declaratory judgment counterclaims. Plaintiffs have not yet identified the amount of damages they are seeking.

        The Company and the co-defendants have filed a motion for summary judgment on the issue of plaintiffs' alleged failure to properly mark their patented products with the numbers of the Patents-in-Suit. If successful, the motion could result in eliminating damages for activities prior to March 13, 2008.

Consumer Complaints

        The Company occasionally receives notices of consumer complaints filed with various state agencies. The Company has developed a dispute resolution process for addressing these administrative complaints. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management, the resolution of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Westar Tax Sharing Agreement and Contingent Liability

        The Company is potentially entitled to certain contingent payments, depending on whether the Company's former owner, Westar Energy, Inc. ("Westar"), claims and receives certain additional tax benefits in the future with respect to the sale of the Company to the Principal Stockholders on February 17, 2004. In January 2009, Westar reached a settlement with the IRS related to the re-characterization of the loss they incurred on the sale of the Company from a capital loss to an ordinary loss, resulting in a net earnings benefit to Westar of $32.5 million. Under an agreement relating to the sale of the Company, Westar agreed to pay the Company an amount equal to 50% of the net tax benefit (less certain adjustments) that Westar receives from the net operating loss carry-forward arising from the sale. Due to the uncertainty of when Westar will claim the tax benefits, the Company has not recorded any tax benefit with respect to any such potential contingent payments. There can be no assurance regarding the amount or timing of any payment to the Company.

        Additionally, Westar has claimed that the Company should reimburse Westar for as much as $1.2 million plus accrued interest for an allocation of the costs incurred by Westar in the development of the application systems shared with the Company under the administrative service agreement.

14. Employee Benefit Plans:

401(k) Plans

        The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code.

        Protection One 401(k) Plan.    The Company makes contributions to the Protection One 401(k) Plan, that are allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company's matching contribution is made in cash. For the years ended December 31, 2008, 2007 and 2006, the Company made matching cash contributions to the plan of $2.5 million, $1.9 million and $1.3 million, respectively. The funds of the plan are deposited with a trustee and at each participant's option in one or more investment funds. The plan was amended and restated effective January 1, 2007.

        IASG 401(k) Plan.    Effective September 1, 2004 IASG's parent company and its subsidiaries merged three 401(k) plans into one plan which provided benefits to all IASG employees meeting customary eligibility requirements. IASG matched 50% of the employees' contribution up to 6% of employee compensation. Upon consummation of the Merger, contributions to the plan ceased and the plan was terminated. Termination of the plan resulted in the freezing of the assets until a "Letter of Determination" was obtained from the Internal Revenue Service ("IRS"). The Company received the "Letter of Determination" on January 21, 2009, which will allow participants of the plan to take action with their accounts. Participants have until March 31, 2009 to liquidate their accounts.

Management Employment Agreements and Key Employee Retention Plan

        In July and August 2004, the Company's senior executives entered into employment agreements with the Company. These employment agreements provide for, among other things, minimum annual base salaries, bonus awards, payable in cash or otherwise, and participation in all of the Company's employee benefit plans and programs in effect for the benefit of senior executives, including stock option, 401(k) and insurance plans, and reimbursement for all reasonable expenses incurred in connection with the conduct of the business of the Company, provided the executive officers properly account for any such expenses in accordance with Company policies. The employment agreements also contain provisions providing for compensation to the senior executives under certain circumstances after a change in control of the Company and in certain other circumstances.

15. Fair Market Value of Financial Instruments:

        For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities. The book value of notes receivable approximates fair market value.

        The fair value of the Company's debt instruments are estimated based on quoted market prices except for the Unsecured Term Loan at December 31, 2008, which had no available quote and was estimated by the Company based on the terms of the loan and comparison to fair value of its other debt. At December 31, the fair value and carrying amount of the Company's debt for the years indicated were as follows (dollar amounts in thousands):

	Fair Value		Carrying Value
	2008	2007	2008	2007
Senior credit facility	$195,473	$282,223	$291,750	$294,750
Senior Secured Notes (12.0%)	92,391	125,911	122,058	124,128
Unsecured Term Loan	94,349	—	110,340	—
Senior Subordinated Notes (8.125%)	—	109,650	—	101,882

	$382,213	$517,784	$524,148	$520,760

        The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

16. Segment Reporting:

        The Company organizes its operations into three business segments: Retail, Wholesale and Multifamily. The Company's operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets. All of the Company's reportable segments operate in the United States of America.

        The Company's Retail segment provides security alarm monitoring services, which include sales, installation and related servicing of security alarm systems for residential and business customers as well as corporate activities. The Company's Wholesale segment provides monitoring, financing and business support services to independent security alarm dealers. The Company's Multifamily segment provides security alarm services to apartments, condominiums and other multi-family dwellings.

        The accounting policies of the operating segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenue) and other items, referred to as Adjusted EBITDA.

        Reportable segments (dollar amounts in thousands):

	For the year ended December 31, 2008
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$291,795	$49,477	$30,749	$—	$372,021
Adjusted EBITDA(2)	87,186	9,575	12,552	—	109,313
Amortization of intangibles and depreciation expense	51,474	7,216	5,585	—	64,275
Amortization of deferred costs in excess of amortization of deferred revenue	28,556	—	2,176	—	30,732
Segment assets	532,522	74,798	50,221	(18,487)	639,054
Expenditures for property, exclusive of rental equipment	8,002	1,569	240	—	9,811
Investment in new accounts and rental equipment, net	37,605	—	4,014	—	41,619

	For the year ended December 31, 2007
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$277,490	$37,978	$32,403	$—	$347,871
Adjusted EBITDA(2)	82,232	10,375	14,805	—	107,412
Amortization of intangibles and depreciation expense	49,501	6,274	6,289	—	62,064
Amortization of deferred costs in excess of amortization of deferred revenue	22,223	—	1,952	—	24,175
Merger-related costs	4,344	—	—	—	4,344
Segment assets	558,717	81,300	54,705	(22,005)	672,717
Expenditures for property, exclusive of rental equipment	7,743	3,782	383	—	11,908
Investment in new accounts and rental equipment, net	32,128	—	3,407	—	35,535

	For the year ended December 31, 2006
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$225,039	$11,117	$34,396	$—	$270,552
Adjusted EBITDA(2)	64,262	2,901	17,067	—	84,230
Amortization of intangibles and depreciation expense	34,443	795	6,429	—	41,667
Amortization of deferred costs in excess of amortization of deferred revenue	16,621	—	952	—	17,573
Corporate consolidation costs	—	—	20	—	20
Recapitalization costs	4,452	—	—	—	4,452
Segment assets	379,449	9,590	60,461	(5,547)	443,953
Expenditures for property, exclusive of rental equipment	3,957	90	510	—	4,557
Investment in new accounts and rental equipment, net	30,014	—	2,211	—	32,225

(1)
Adjustment to eliminate intersegment accounts receivable.

(2)
Adjusted EBITDA is used by the Company's management and reviewed by the Board of Directors in evaluating segment performance and determining how to allocate resources across segments for investments in customer acquisition activities, capital expenditures and spending in general. The Company believes it is also utilized by the investor community which follows the security monitoring industry. Adjusted EBITDA is useful because it allows investors and management to evaluate and compare operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Specifically, Adjusted EBITDA allows the chief operating decision maker to evaluate segment results of operations, including operating performance of monitoring and service activities, effects of investments in creating new customer relationships, and sales and installation of security systems, without the effects of non-cash amortization and depreciation. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as income (loss) before income taxes or cash flow from operations. Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company. See the table below for the reconciliation of Adjusted EBITDA to consolidated loss before income taxes.

  The Company's calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited.

	Consolidated Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Loss before income taxes	$(50,201)	$(31,527)	$(16,738)
Plus:
Interest expense, net	47,745	46,977	35,900
Amortization of intangibles and depreciation expense	64,275	62,064	41,667
Amortization of deferred costs in excess of amortization of deferred revenue	30,732	24,175	17,573
Amortization of stock based compensation costs	1,448	1,469	1,408
Other costs, including merger related, recapitalization and consolidation costs	1,655	4,344	4,472
Loss on retirement of debt	12,788	—	—
Loss on impairment of trade name	925	—	—
Less:
Other income	(54)	(90)	(52)

Adjusted EBITDA	$109,313	$107,412	$84,230

17. Summarized Combined Financial Information of the Subsidiary Guarantors of Debt:

        Protection One Alarm Monitoring, Inc., a wholly-owned subsidiary of the Company, is the primary obligor for all outstanding debt securities (see Note 6, "Debt and Capital Leases"). These debt securities are fully and unconditionally guaranteed by the Company and wholly owned subsidiaries of Protection One Alarm Monitoring, Inc. The following tables present condensed consolidating financial information for Protection One, Inc., Protection One Alarm Monitoring, Inc., and all other subsidiaries. Condensed financial information for Protection One, Inc. and Protection One Alarm Monitoring, Inc. on a stand-alone basis is presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

Condensed Consolidating Balance Sheet (Deficiency in Assets)

December 31, 2008

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$38,618	$265	$—	$38,883
Accounts receivables, net	—	20,489	18,792	—	39,281
Notes receivables	—	—	1,143	—	1,143
Inventories, net	—	3,149	1,824	—	4,973
Prepaid expenses	—	4,278	368	—	4,646
Other	50	4,301	401	(1,730)	3,022

Total current assets	50	70,835	22,793	(1,730)	91,948
Restricted cash	—	2,245	—	—	2,245
Property and equipment, net	—	29,756	6,412	—	36,168
Customer accounts, net	—	117,873	119,845	—	237,718
Dealer relationships, net	—	—	37,597	—	37,597
Other intangibles, net	—	—	209	—	209
Goodwill	—	6,142	35,462	—	41,604
Trade name	—	22,987	4,700	—	27,687
Notes receivables, net	—	115,345	3,049	(115,345)	3,049
Deferred customer acquisition costs	—	139,524	11,324	—	150,848
Other	—	8,584	1,397	—	9,981
Accounts receivable (payable) from (to) associated companies	(73,756)	55,931	17,825	—	—
Investment in POAMI	(5,447)	—	—	5,447	—
Investment in subsidiary guarantors	—	118,499	—	(118,499)	—

Total assets	$(79,153)	$687,721	$260,613	$(230,127)	$639,054

Liabilities and Stockholder Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,361	$—	$—	$5,361
Accounts payable	—	3,111	204	—	3,315
Accrued liabilities	1,097	34,179	5,476	(1,730)	39,022
Deferred revenue	—	34,744	11,283	—	46,027

Total current liabilities	1,097	77,395	16,963	(1,730)	93,725
Long-term debt and capital leases, net of current portion	—	517,214	122,058	(115,345)	523,927
Deferred customer acquisition revenue	—	94,207	821	—	95,028
Deferred tax liability	—	—	1,166	—	1,166
Other	—	4,352	1,106	—	5,458

Total Liabilities	1,097	693,168	142,114	(117,075)	719,304

Stockholders' Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	180,800	1,511,013	266,659	(1,777,672)	180,800
Accumulated other comprehensive loss	(9,169)	(9,169)	—	9,169	(9,169)
Deficit	(252,134)	(1,507,293)	(148,161)	1,655,454	(252,134)

Total stockholders' equity (deficiency in assets)	(80,250)	(5,447)	118,499	(113,052)	(80,250)

Total liabilities and stockholders' equity (deficiency in assets)	$(79,153)	$687,721	$260,613	$(230,127)	$639,054

Condensed Consolidating Balance Sheet (Deficiency in Assets)

December 31, 2007

(dollar amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$40,607	$392	$—	$40,999
Accounts receivables, net	—	18,707	18,904	—	37,611
Notes receivables	—	—	2,600	—	2,600
Inventories, net	—	3,518	1,033	—	4,551
Prepaid expenses	—	3,739	538	—	4,277
Other	—	6,646	711	(1,730)	5,627

Total current assets	—	73,217	24,178	(1,730)	95,665
Restricted cash	—	1,928	851	—	2,779
Property and equipment, net	—	25,970	7,800	—	33,770
Customer accounts, net	—	138,267	144,129	—	282,396
Dealer relationships, net	—	—	41,565	—	41,565
Other intangibles, net	—	—	2,099	—	2,099
Goodwill	—	6,142	35,462	—	41,604
Trade name	—	22,987	5,625	—	28,612
Notes receivables, net	—	115,345	3,267	(115,345)	3,267
Deferred customer acquisition costs	—	121,243	9,638	—	130,881
Other	—	8,147	1,932	—	10,079
Accounts receivable (payable) from (to) associated companies	(73,714)	69,068	4,646	—	—
Investment in POAMI	52,287	—	—	(52,287)	—
Investment in subsidiary guarantors	—	135,071	—	(135,071)	—

Total assets	$(21,427)	$717,385	$281,192	$(304,433)	$672,717

Liabilities and Stockholders' Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,122	$57	$—	$5,179
Accounts payable	—	3,606	443	—	4,049
Accrued liabilities	1,090	28,031	6,150	(1,730)	33,541
Deferred revenue	—	36,350	10,991	—	47,341

Total current liabilities	1,090	73,109	17,641	(1,730)	90,110
Long-term debt and capital leases, net of current portion	—	512,397	124,128	(115,345)	521,180
Deferred customer acquisition revenue	—	78,836	906	—	79,742
Deferred tax liability	—	—	1,293	—	1,293
Other	—	756	2,153	—	2,909

Total Liabilities	1,090	665,098	146,121	(117,075)	695,234

Stockholders' Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	179,352	1,511,014	278,293	(1,789,307)	179,352
Accumulated other comprehensive loss	(530)	(530)	—	530	(530)
Deficit	(201,592)	(1,458,199)	(143,223)	1,601,422	(201,592)

Total stockholders' equity (deficiency in assets)	(22,517)	52,287	135,071	(187,358)	(22,517)

Total liabilities and stockholders' equity (deficiency in assets)	$(21,427)	$717,385	$281,192	$(304,433)	$672,717

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$211,384	$122,741	$—	$334,125
Installation and other	—	36,525	1,371	—	37,896

Total revenue	—	247,909	124,112	—	372,021
Cost of revenue
Monitoring and related services	—	62,271	48,709	—	110,980
Installation and other	—	45,882	2,868	—	48,750

Total cost of revenue	—	108,153	51,577	—	159,730

Operating expenses
Selling	—	52,447	3,800	—	56,247
General and administrative	5,288	67,741	7,537	—	80,566
Amortization and depreciation	—	31,021	33,254	—	64,275
Impairment of trade name	—	—	925	—	925
Holding company allocation	(3,839)	3,650	189	—	—
Corporate overhead allocation	—	(20,016)	20,016	—	—

Total operating expenses	1,449	134,843	65,721	—	202,013

Operating income (loss)	(1,449)	4,913	6,814	—	10,278
Other expense (income)
Interest expense(a)	—	50,250	12,131	(13,842)	48,539
Interest income	—	(14,635)	(1)	13,842	(794)
Loss on retirement of debt	—	12,788	—	—	12,788
Other	—	(45)	(9)	—	(54)
Equity loss in subsidiary	49,093	5,466	—	(54,559)	—

Total other expense	49,093	53,824	12,121	(54,559)	60,479

Loss from continuing operations before income taxes	(50,542)	(48,911)	(5,307)	54,559	(50,201)
Income tax expense	—	182	159	—	341

Net loss	$(50,542)	$(49,093)	$(5,466)	$54,559	$(50,542)

(a)
Protection One Alarm Monitoring, Inc. allocated $340 of its interest expense to Multifamily.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$206,303	$107,027	$—	$313,330
Installation and other	—	30,548	3,993	—	34,541

Total revenue	—	236,851	111,020	—	347,871
Cost of revenue
Monitoring and related services	—	62,220	37,615	—	99,835
Installation and other	—	36,030	4,840	—	40,870

Total cost of revenue	—	98,250	42,455	—	140,705

Operating expenses
Selling	—	43,338	4,214	—	47,552
General and administrative	6,146	57,977	13,723	—	77,846
Merger-related costs	—	821	3,523	—	4,344
Amortization and depreciation	4	31,370	30,690	—	62,064
Holding company allocation	(4,677)	3,742	935	—	—
Corporate overhead allocation	—	(6,092)	6,092	—	—

Total operating expenses	1,473	131,156	59,177	—	191,806

Operating income (loss)	(1,473)	7,445	9,388	—	15,360
Other expense (income)
Interest expense(a)	—	50,491	9,603	(10,608)	49,486
Interest income	—	(12,454)	(663)	10,608	(2,509)
Other	—	(90)	—	—	(90)
Equity loss in subsidiary	30,767	260	—	(31,027)	—

Total other expense	30,767	38,207	8,940	(31,027)	46,887

(Loss) income from continuing operations before income taxes	(32,240)	(30,762)	448	31,027	(31,527)
Income tax expense	—	5	708	—	713

Net loss	$(32,240)	$(30,767)	$(260)	$31,027	$(32,240)

(a)
Protection One Alarm Monitoring, Inc. allocated $437 of its interest expense to Multifamily.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$202,393	$44,977	$—	$247,370
Installation and other	—	22,684	498	—	23,182

Total revenue	—	225,077	45,475	—	270,552
Cost of revenue
Monitoring and related services	—	58,804	13,019	—	71,823
Installation and other	—	27,954	1,610	—	29,564

Total cost of revenue	—	86,758	14,629	—	101,387

Operating expenses
Selling	—	38,683	2,320	—	41,003
General and administrative (exclusive of $3.2 million of compensation costs included in recapitalization costs for Protection One, Inc.)	6,003	53,056	3,854	—	62,913
Corporate consolidation costs	—	—	20	—	20
Recapitalization costs	3,267	1,185	—	—	4,452
Amortization and depreciation	7	34,436	7,224	—	41,667
Holding company allocation	(4,595)	3,676	919	—	—
Corporate overhead allocation	—	(4,523)	4,523	—	—

Total operating expenses	4,682	126,513	18,860	—	150,055

Operating income (loss)	(4,682)	11,806	11,986	—	19,110
Other expense (income)
Interest expense(a)	—	36,557	855	—	37,412
Interest income	—	(1,508)	(4)	—	(1,512)
Other	—	(134)	82	—	(52)
Equity (earnings) loss in subsidiary	12,723	(10,386)	—	(2,337)	—

Total other expense	12,723	24,529	933	(2,337)	35,848

(Loss) income from continuing operations before income taxes	(17,405)	(12,723)	11,053	2,337	(16,738)
Income tax expense	—	—	667	—	667

Net (loss) income	$(17,405)	$(12,723)	$10,386	$2,337	$(17,405)

(a)
Protection One Alarm Monitoring, Inc. allocated $855 of its interest expense to Multifamily.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(43)	$41,646	$18,051	$—	$59,654

Cash flows from investing activities:
Deferred customer acquisition costs	—	(59,773)	(4,104)	—	(63,877)
Deferred customer acquisition revenue	—	28,747	90	—	28,837
Purchase of rental equipment	—	(5,329)	—	—	(5,329)
Purchase of property and equipment	—	(6,079)	(1,611)	—	(7,690)
Purchases of new accounts	—	(1,250)	—	—	(1,250)
(Investment in) reduction of restricted cash	—	(276)	851	—	575
Proceeds from disposition of assets	—	359	18	—	377

Net cash used in investing activities	—	(43,601)	(4,756)	—	(48,357)

Cash flows from financing activities:
Payments on long-term debt	—	(121,676)	(57)	—	(121,733)
Proceeds from borrowings	—	110,340	—	—	110,340
Debt and stock issue costs	—	(2,020)	—	—	(2,020)
To (from) related companies	43	13,322	(13,365)	—	—

Net cash provided by (used in) financing activities	43	(34)	(13,422)	—	(13,413)

Net decrease in cash and cash equivalents	—	(1,989)	(127)	—	(2,116)
Cash and cash equivalents:
Beginning of period	—	40,607	392	—	40,999

End of period	$—	$38,618	$265	$—	$38,883

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$419	$38,296	$18,949	$—	$57,664

Cash flows from investing activities:
Deferred customer acquisition costs	—	(56,132)	(3,821)	—	(59,953)
Deferred customer acquisition revenue	—	29,638	172	—	29,810
Purchase of rental equipment	—	(4,440)	—	—	(4,440)
Purchase of property and equipment	—	(3,994)	(4,070)	—	(8,064)
Purchases of new accounts	—	(396)	(556)	—	(952)
Reduction of restricted cash	—	—	257	—	257
Proceeds from disposition of assets	—	293	5,458	—	5,751
Net cash acquired in merger with IASG	(6,413)	(1,696)	11,030	—	2,921

Net cash (used in) provided by investing activities	(6,413)	(36,727)	8,470	—	(34,670)

Cash flows from financing activities:
Payments on long-term debt	—	(4,676)	(114)	—	(4,790)
Debt and stock issue costs	(140)	(1,665)	—	—	(1,805)
To (from) related companies	6,134	20,810	(26,944)	—	—

Net cash provided by (used in) financing activities	5,994	14,469	(27,058)	—	(6,595)

Net increase in cash and cash equivalents	—	16,038	361	—	16,399
Cash and cash equivalents:
Beginning of period	—	24,569	31	—	24,600

End of period	$—	$40,607	$392	$—	$40,999

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(amounts in thousands)

	Protection One, Inc.	Protection One Alarm Monitoring	Subsidiary Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(3,530)	$36,128	$16,929	$—	$49,527

Cash flows from investing activities:
Purchases of new accounts	—	—	(27)	—	(27)
Deferred customer acquisition costs	—	(56,303)	(2,192)	—	(58,495)
Deferred customer acquisition revenue	—	29,092	(19)	—	29,073
Purchase of property and equipment	—	(3,957)	(600)	—	(4,557)
Purchase of rental equipment	—	(2,776)	—	—	(2,776)
Additional investment in restricted cash	—	(212)	—	—	(212)
Proceeds from disposition of assets	—	295	12	—	307

Net cash used in investing activities	—	(33,861)	(2,826)	—	(36,687)

Cash flows from financing activities:
Payments on long-term debt	—	(2,839)	—	—	(2,839)
Distribution to shareholders	(70,490)	—	—	—	(70,490)
Make-whole payment to vested option holders	(1,312)	—	—	—	(1,312)
Proceeds from borrowings	—	66,767	—	—	66,767
Debt issue costs	—	(259)	—	—	(259)
To (from) related companies	75,332	(60,835)	(14,497)	—	—

Net cash provided by (used in) financing activities	3,530	2,834	(14,497)	—	(8,133)

Net increase (decrease) in cash and cash equivalents	—	5,101	(394)	—	4,707
Cash and cash equivalents:
Beginning of period	—	19,468	425	—	19,893

End of period	$—	$24,569	$31	$—	$24,600

18. Subsequent Events

        In January 2009, the Company's former owner, Westar, reached a settlement with the IRS related to the re-characterization of the loss they incurred on the sale of the Company from a capital loss to an ordinary loss, resulting in a net earnings benefit to Westar of $32.5 million. Under an agreement relating to the sale of the Company, Westar agreed to pay the Company an amount equal to 50% of the net tax benefit (less certain adjustments) that Westar receives from the net operating loss carry-forward arising from the sale. Due to the uncertainty of when Westar will claim the tax benefits, the Company has not recorded any tax benefit with respect to any such potential contingent payments. There can be no assurance regarding the amount or timing of any payment to the Company.

19. Unaudited Quarterly Financial Information:

        The following is a summary of the unaudited quarterly financial information for 2008 and 2007, respectively (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
2008
Revenue	$91,577	$92,401	$94,056	$93,987
Net loss	$(23,078)	$(9,090)	$(11,144)	$(7,230)
Basic and diluted loss per share	$(0.91)	$(0.36)	$(0.44)	$(0.29)
Weighted average number of shares of common stock outstanding	25,307	25,307	25,311	25,317

	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Revenue	$68,683	$93,121	$93,523	$92,544
Net loss	$(5,295)	$(8,066)	$(8,684)	$(10,195)
Basic and diluted loss per share	$(0.29)	$(0.32)	$(0.34)	$(0.40)
Weighted average number of shares of common stock outstanding	18,240	25,076	25,307	25,307

PROTECTION ONE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

Description	Balance at Beginning of period	Charged to costs and expenses	Deductions(a)	Balance at End of Period
Year ended December 31, 2006
Allowances deducted from assets for doubtful accounts	$4,979	$3,099	$(820)	$7,258
Year ended December 31, 2007
Allowances deducted from assets for doubtful accounts	$7,258	$3,455	$(4,853)	$5,860
Year ended December 31, 2008
Allowances deducted from assets for doubtful accounts	$5,860	$4,644	$(4,305)	$6,199

(a)
Results from write-offs.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure during the two most recent fiscal years.

ITEM 9A.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    As of December 31, 2008, the end of the period covered by this report, the Company's management, under the supervision and with the participation of our chief executive officer and our chief financial officer, concluded that, based on the evaluation described below performed for the Company, including both Protection One, Inc. and its subsidiary Protection One Alarm Monitoring, Inc., pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), its disclosure controls and procedures are effective (a) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure within the time periods specified in Securities and Exchange Commission rules and forms. Our management, including our chief executive officer and chief financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving management's control objectives.

        Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including our chief executive officer and our chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework") for Protection One, Inc. and its subsidiaries.

        Based on the evaluation under the COSO Framework, the Company's management concluded that the Company's internal control over financial reporting is effective as of December 31, 2008. The Company's independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the effectiveness of the Company's internal controls over financial reporting herein as of December 31, 2008. The attestation report is included herein.

        Changes in Internal Control over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the fourth fiscal quarter of 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Protection One, Inc.
Lawrence, Kansas

        We have audited the internal control over financial reporting of Protection One, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to a change in the method of amortization and useful life for the Multifamily customer account asset.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 16, 2009

ITEM 9B.    OTHER INFORMATION

        There were no items required to be disclosed in a report on Form 8-K during the fourth quarter that were not reported.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information relating to our directors, nominees for directors and executive officers is set forth under the heading "Election of Directors" and "Information About the Board of Directors," information relating to our executive officers is set forth under the heading "Executive Officers; Executive Compensation and Related Information" and information relating to compliance with Section 16(a) of the Exchange Act and our code of ethics is set forth under the heading "Additional Information", each in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2009, which will be filed with the Securities and Exchange Commission no later than April 30, 2009, and which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to our executive officers and executive compensation is set forth under the heading "Executive Compensation and Related Information" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2009, which will be filed with the Securities and Exchange Commission no later than April 30, 2009, and which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to the security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners" and information relating to securities authorized for issuance under equity compensations plans is set forth under the heading "Executive Compensation and Related Information" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2009, which will be filed with the Securities and Exchange Commission no later than April 30, 2009, and which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information relating to certain relationships and related transactions concerning directors and executive officers is set forth under the heading "Certain Relationships and Related Transactions" and information related to director independence is set forth under the heading "Information About the Board of Directors" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2009, which will be filed with the Securities and Exchange Commission no later than April 30, 2009, and which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to our principal accountant fees and services is set forth under the heading "Relationship with Independent Public Accountants" in the Proxy Statement or Information Statement relating to the Annual Meeting of Stockholders to be held in 2009, which will be filed with the Securities and Exchange Commission no later than April 30, 2009, and which is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                3.  The following documents are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of December 20, 2006 by and among the Company, IASG. and Tara Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated December 21, 2006).
3.1
Amended and Restated Certificate of Incorporation of the Company, effective as of February 8, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company and POAMI for the year ended December 31, 2004, as amended (the "Fiscal 2004 Form 10-K, as amended")).
3.2
Certificate of Incorporation of POAMI, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (Registration Number 333-09401) originally filed by POAMI and, inter alia, the Company on August 1, 1996 (the "August 1996 Form S-3")).
3.3	By-laws of the Company, as amended and restated March 17, 2005 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated March 17, 2005).
3.4
By-laws of POAMI, as amended and restated June 24, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company and POAMI for the quarter ended June 30, 2004).
4.1
Indenture, dated as of April 2, 2007, among POAMI, the Company the other guarantors named therein and Wells Fargo Bank, N.A., as trustee (the "Trustee"), (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated April 2, 2007).
10.1	1997 Long-Term Incentive Plan of the Company, as amended (incorporated by reference to Exhibit 10.3 to the Fiscal 2004 Form 10-K, as amended).*
10.2	2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company and POAMI dated February 8, 2005).*

Exhibit No.	Exhibit Description
10.3	Form of Award Agreement for Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated February 8, 2005).*
10.4	Form of Award Agreement for Non-Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated February 8, 2005).*
10.5	Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K dated February 8, 2005).*
10.6	Form of Award Agreement under Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K dated February 8, 2005).*
10.7
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Richard Ginsburg (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company and POAMI dated August 16, 2004).*
10.8
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Darius G. Nevin (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company and POAMI dated August 16, 2004).*
10.9
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Peter J. Pefanis (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company and POAMI dated August 16, 2004).*
10.10
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin (incorporated by reference to Exhibit 10.58 to the Fiscal 2004 Form 10-K, as amended).*
10.11
First Amendment to Employment Agreement dated February 8, 2005 between Protection One, Inc., Protection One Alarm Monitoring, Inc and J. Eric Griffin (incorporated by reference to Exhibit 10.59 to the Fiscal 2004 Form 10-K, as amended).*
10.12
Employment Agreement dated July 23, 2004 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Joseph Sanchez (incorporated by reference to Exhibit 10.12 to the Fiscal 2006 Form 10-K).*
10.13
First Amendment to Employment Agreement dated February 8, 2005 between Protection One, Inc., Protection One Alarm Monitoring, Inc and Joseph Sanchez (incorporated by reference to Exhibit 10.13 to the Fiscal 2006 Form 10-K).*
10.14
Exchange Agreement dated as of November 12, 2004 by and among the Company, POI Acquisition L.L.C., POI Acquisition I, Inc. and Quadrangle Master Limited Funding Ltd (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Company and POAMI for the quarter ended September 30, 2004).
10.15
Registration Rights Agreement, dated as of February 8, 2005, by and between the Company and Quadrangle (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated February 8, 2005).
10.16	Form of Management Stockholder Agreement, dated as of February 8, 2005 (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K dated February 8, 2005).*

Exhibit No.	Exhibit Description
10.17	Amended and Restated Credit Agreement, dated as of April 26, 2006, by and among Protection One Alarm Monitoring, Inc., Protection One, Inc., the several banks and other financial institutions or entities from time to time parties to the Amended and Restated Credit Agreement, Bear, Stearns & Co. Inc., as sole lead arranger and sole bookrunner, LaSalle Bank National Association, as syndication agent, Harris Nesbitt Financing, Inc., LaSalle Bank National Association and U.S. Bank National Association, as co-documentation agents, and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 26, 2006).
10.18
Reorganization Agreement, dated as of December 18, 2006, by and among Protection One, Inc., POI Acquisition I, Inc. and the other affiliates of Quadrangle Group LLC named therein (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated December 21, 2006).
10.19
Employment Agreement dated March 8, 2007, by and among the Company, Protection One Alarm Monitoring, Inc. and Kimberly Lessner (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 8, 2007).*
10.20
First Amendment dated March 13, 2007, by and among Protection One Alarm Monitoring, Inc., Protection One, Inc., the lenders party thereto and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 13, 2007).
10.21
Amended and Restated Stockholders Agreement dated April 2, 2007, among Quadrangle Master Funding Ltd., POI Acquisition, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 2, 2007).
10.22
Notes Security Agreement dated April 2, 2007, among the Company, the Trustee and other parties named therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated April 2, 2007).
10.23	Pledge Agreement dated April 2, 2007, among the Company, the Trustee and other parties named therein (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated April 2, 2007).
10.24
Intercreditor Agreement dated April 2, 2007, among Bear Stearns Corporate Lending Inc., as administrative agent, the Trustee, POAMI and the Company (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated April 2, 2007).
10.25
Protection One, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Schedule 14C Definitive Information Statement, filed with the Securities and Exchange Commission on April 29, 2008)*
10.26
Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit I to Appendix A to the Company's Schedule 14C Definitive Information Statement, filed with the Securities and Exchange Commission on April 29, 2008)*
10.27	Credit Agreement dated March 14, 2008, among the Company and other parties named therein (incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K dated March 14, 2008).
18.1	Letter regarding change in accounting principle executed by Deloitte and Touche LLP on March 16, 2009.+
21.1	Subsidiaries of the Company and POAMI.+

Exhibit No.	Exhibit Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm+
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring Inc.+
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring Inc.+
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring, Inc.+
32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring, Inc.+

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

PROTECTION ONE, INC. PROTECTION ONE ALARM MONITORING, INC.
Date: March 16, 2009	By:	/s/ DARIUS G. NEVIN Darius G. Nevin, Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD GINSBURG Richard Ginsburg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009
/s/ DARIUS G. NEVIN Darius G. Nevin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2009
/s/ SARAH STRAHM Sarah Strahm	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2009
/s/ RAYMOND C. KUBACKI Raymond C. Kubacki	Director	March 16, 2009
/s/ ROBERT J. MCGUIRE Robert J. McGuire	Director	March 16, 2009
/s/ THOMAS J. RUSSO Thomas J. Russo	Director	March 16, 2009
/s/ EDWARD SIPPEL Edward Sippel	Director	March 16, 2009
/s/ MICHAEL WEINSTOCK Michael Weinstock	Director	March 16, 2009
/s/ ARLENE M. YOCUM Arlene M. Yocum	Director	March 16, 2009