Form 10-Q
period 2009-03-31
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2009-05-11
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 1, 2009, Protection One, Inc. had outstanding 25,316,529 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking.  These forward-looking statements generally can be identified by, among other things, the use of forward-looking language such as the words “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “may,” “will,” “would,” “should,” “could,” “seeks,” “plans,” “intends,” or other words of similar import or their negatives.  Such statements include those made on matters such as our earnings and financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by federal securities laws.  Certain factors that could cause actual results to differ include:

•      our history of losses, which are likely to continue;

•      principal and interest payment requirements of and restrictive covenants governing our indebtedness;

•      competition, including competition from companies that are larger than we are and have greater resources than we do;

•      the development of new services or service innovations by our competitors;

•      losses of our customers over time and difficulty acquiring new customers;

•      limited access to capital, which may affect our ability to invest in the acquisition of new customers;

•      changes in technology that may make our services less attractive or obsolete or require significant expenditures to upgrade;

•      failure to realize benefits from acquisitions of monitoring contracts;

•      inability to maintain supplier relationships;

•      potential liability for failure to respond adequately to alarm activations;

•      loss of or changes in senior management;

•      the potential for environmental or man-made catastrophes in areas of high customer account concentration;

•      changes in conditions affecting the economy or security alarm monitoring service providers generally; and

•      changes in federal, state or local government or other regulations or standards affecting our operations.

New factors emerge from time to time, and it is not possible for us to predict all of such factors or the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

PROTECTION ONE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$51,522	$38,883
Accounts receivable, net of allowance of $6,680 at March 31, 2009 and $6,199 at December 31, 2008	34,552	39,281
Notes receivable	1,017	1,143
Inventories, net	4,113	4,973
Prepaid expenses	4,870	4,646
Other	1,818	3,022
Total current assets	97,892	91,948
Restricted cash	2,248	2,245
Property and equipment, net	34,845	36,168
Customer accounts, net	229,152	237,718
Dealer relationships, net	36,939	37,597
Other intangibles, net	145	209
Goodwill	41,604	41,604
Trade names	27,687	27,687
Notes receivable, net of current portion	2,941	3,049
Deferred customer acquisition costs	150,208	150,848
Other	8,799	9,981
Total Assets	$632,460	$639,054

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$5,373	$5,361
Accounts payable	3,109	3,315
Accrued liabilities	35,685	39,022
Deferred revenue	45,617	46,027
Total current liabilities	89,784	93,725
Long-term debt and capital leases, net of current portion	522,395	523,927
Deferred customer acquisition revenue	96,595	95,028
Deferred tax liability	1,173	1,166
Other liabilities	4,909	5,458
Total Liabilities	714,856	719,304
Commitments and contingencies (see Note 9)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 25,316,529 shares issued and outstanding at March 31, 2009 and December 31, 2008	253	253
Additional paid-in capital	181,114	180,800
Accumulated other comprehensive loss	(8,828)	(9,169)
Deficit	(254,935)	(252,134)
Total stockholders’ equity (deficiency in assets)	(82,396)	(80,250)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$632,460	$639,054

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Monitoring and related services	$83,533	$82,826
Installation and other	9,469	8,751
Total revenue	93,002	91,577

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	25,746	28,429
Installation and other	12,041	11,210
Total cost of revenue (exclusive of amortization and depreciation shown below)	37,787	39,639

Operating expenses:
Selling	13,063	13,430
General and administrative	21,323	19,266
Amortization and depreciation	12,349	17,033
Total operating expenses	46,735	49,729
Operating income	8,480	2,209
Other expense (income):
Interest expense	11,120	12,563
Interest income	(17)	(319)
Loss on retirement of debt	—	12,788
Other	—	(23)
Total other expense	11,103	25,009
Loss before income taxes	(2,623)	(22,800)
Income tax expense	178	278
Net loss	(2,801)	(23,078)

Other comprehensive loss, net of tax:
Unrealized gain on cash flow hedging instruments	341	67
Comprehensive loss	$(2,460)	$(23,011)

Basic and diluted per share information:
Net loss per common share	$(0.11)	$(0.91)

Weighted average common shares outstanding (in thousands)	25,317	25,307

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,801)	$(23,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(12)	(27)
Loss on retirement of debt	—	12,788
Amortization and depreciation	12,349	17,033
Amortization of debt costs, discounts and premium	(122)	1,540
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	7,833	7,071
Stock based compensation expense	314	366
Deferred income taxes	11	(24)
Provision for doubtful accounts	1,737	863
Other	—	(23)
Changes in assets and liabilities
Accounts receivable, net	2,995	2,964
Notes receivable	231	136
Other assets	2,580	(632)
Accounts payable	(207)	(696)
Deferred revenue	(465)	(467)
Accrued interest	(922)	(31)
Other liabilities	(2,524)	(5,350)
Net cash provided by operating activities	20,997	12,433

Cash flows from investing activities:
Deferred customer acquisition costs	(10,862)	(17,437)
Deferred customer acquisition revenue	5,237	7,544
Purchase of rental equipment	(587)	(1,328)
Purchase of property and equipment	(806)	(927)
Purchases of new accounts	—	(77)
Reduction of restricted cash	—	1,224
Proceeds from disposition of assets and other	49	43
Net cash used in investing activities	(6,969)	(10,958)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(1,389)	(117,457)
Proceeds from borrowings	—	110,340
Debt issue costs	—	(1,886)
Net cash used in financing activities	(1,389)	(9,003)
Net increase (decrease) in cash and cash equivalents	12,639	(7,528)
Cash and cash equivalents:
Beginning of period	38,883	40,999
End of period	$51,522	$33,471

Cash paid for interest	$12,164	$11,045

Cash paid for income taxes	$98	$264

Non-cash investing and financing activity:
Vehicle additions under capital lease	$382	$388

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted.  These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2009.

In the opinion of management of the Company, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

2.     Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (dollars in thousands):

	March 31, 2009	December 31, 2008
Furniture, fixtures and equipment	$7,192	$7,061
Data processing and telecommunication	39,407	39,002
Leasehold improvements	7,691	7,544
Vehicles	6,449	6,427
Vehicles under capital leases	9,841	9,572
Buildings and other	6,330	6,320
Rental equipment	13,905	13,318
	90,815	89,244
Less accumulated depreciation	(55,970)	(53,076)
Property and equipment, net	$34,845	$36,168

Depreciation expense was $3.1 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively.  The amount of fixed asset additions included in accounts payable was $0.2 million and $0.1 million at March 31, 2009 and 2008, respectively.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term.  Accumulated depreciation of $3.1 million and $2.6 million was recorded on these assets as of March 31, 2009 and December 31, 2008, respectively.  The following is a schedule, by year, of minimum future rental revenue on non-cancelable operating leases as of March 31, 2009 and does not include payments received at the inception of the lease which are deferred and amortized to income over the lease term (dollars in thousands):

Remainder of 2009	$1,297
2010	1,711
2011	1,316
2012	827
2013	295
2014	6
Total minimum future rental revenue	$5,452

3.    Goodwill and Intangible Assets:

During the three months ended March 31, 2009 or 2008, there was no change in the carrying value of goodwill or trade names, the principal indefinite-lived intangible assets.  The Company monitors for events or circumstances that may indicate potential impairment of goodwill and trade names, with particular emphasis on the Wholesale reporting unit, which had limited excess of fair value over carrying value as of December 31, 2008.  There were no such events or circumstances identified during the first quarter of 2009.

A roll-forward of the Company’s amortizable intangible assets is presented by segment and in total in the following table (dollars in thousands):

	Retail	Wholesale	Multifamily	Total Company
Customer Accounts
Net customer accounts at January 1, 2009	$213,229	$—	$24,489	$237,718
2009 amortization expense	(7,790)	—	(776)	(8,566)
Net customer accounts at March 31, 2009	$205,439	$—	$23,713	$229,152

Dealer Relationships
Net dealer relationships at January 1, 2009	$—	$37,597	$—	$37,597
2009 amortization expense	—	(658)	—	(658)
Net dealer relationships at March 31, 2009	$—	$36,939	$—	$36,939

Other Intangibles
Net other intangibles at January 1, 2009	$1	$208	$—	$209
2009 amortization expense	—	(64)	—	(64)
Net other intangibles at March 31, 2009	$1	$144	$—	$145

Amortization expense was $9.3 million and $13.7 million for the three months ended March 31, 2009 and 2008, respectively.  Accumulated amortization at March 31, 2009 was $209.9 million for customer accounts, $10.2 million for dealer relationships and $3.8 million for other intangibles.  Accumulated amortization at December 31, 2008 was $201.3 million for customer accounts, $9.5 million for dealer relationships and $3.8 million for other intangibles.

The Company completed a lifing study during the fourth quarter of 2008 which resulted in changes in estimates regarding the useful lives used to account for amortization of customer accounts and dealer relationships.  The amortization method for each pool is as follows:

Pool	Method (a)
Prior to October 1, 2008
Customer Accounts:
Retail-Protection One	Ten—year 135% declining balance
Retail-IASG	Nine-year 150% declining balance
Multifamily	Nine—year straight-line
Dealer Relationships:
Wholesale	Fifteen year 150% declining balance

After September 30, 2008
Customer Accounts:
Retail-Protection One	Fifteen—year double declining balance
Retail-IASG	Nine-year 150% declining balance
Multifamily	Fifteen—year 180% declining balance
Dealer Relationships:
Wholesale	Twenty-year 140% declining balance

(a)   Under declining balance methods, the Company switches from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.

The effects of the changes in estimates based on the lifing study decreased depreciation and amortization expense and net loss by $2.7 million for the three months ended March 31, 2009.  Basic and diluted loss per share were decreased by $0.11 for the three months ended March 31, 2009 as a result of the changes in estimates.

The table below reflects the estimated aggregate amortization expense for 2009 (including amounts incurred in the first three months) and each of the four succeeding fiscal years on the existing base of amortizable intangible assets as of March 31, 2009 (dollars in thousands):

	2009	2010	2011	2012	2013
Estimated amortization expense	$37,634	$32,090	$29,131	$27,776	$27,512

4.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollars in thousands):

	March 31,	December 31,
	2009	2008
Accrued interest	$5,957	$6,879
Accrued vacation pay	4,804	4,821
Accrued salaries, bonuses and employee benefits	10,075	11,199
Derivative liability (See Note 6)	5,813	5,562
Other accrued liabilities	9,036	10,561
Total accrued liabilities	$35,685	$39,022

5.     Debt and Capital Leases:

Long-term debt and capital leases are as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Senior Credit Agreement, maturing March 31, 2012, variable at LIBOR + 2.25%	$291,000	$291,750
Senior Secured Notes, maturing November 15, 2011, fixed 12.00%, face value	115,345	115,345
Unamortized premium on Senior Secured Notes	6,200	6,713
Unsecured Term Loan, maturing March 14, 2013, variable at Prime + 11.5%	110,340	110,340
Capital leases	4,883	5,140
	527,768	529,288
Less current portion (including $2,373 and $2,361 in capital leases as of March 31, 2009 and December 31, 2008, respectively)	(5,373)	(5,361)
Total long-term debt and capital leases	$522,395	$523,927

Senior Credit Agreement

On April 26, 2006, the Company entered into an amended and restated senior credit agreement (“Senior Credit Agreement”) increasing the outstanding term loan borrowings by approximately $66.8 million to $300.0 million.  Eurodollar term loan borrowings under the Senior Credit Agreement bear interest at LIBOR plus 2.25%, while base rate borrowings bear interest at the prime rate plus 1.25%.  All outstanding term loan borrowings at March 31, 2009 and December 31, 2008 were Eurodollar borrowings.  Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing.  The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $19.7 million remains available as of May 1, 2009 after reducing total availability by approximately $2.8 million for an outstanding letter of credit and $2.5 million held by Lehman Commercial Paper, Inc. (“Lehman”).  The revolving credit facility matures on April 18, 2010 and the term loan matures on March 31, 2012.

The weighted average annual interest rate before fees at March 31, 2009 and at December 31, 2008, including the impact of interest rate swaps (see Note 6, “Derivatives”), was 5.1%.  The Senior Credit Agreement requires potential annual prepayments based on a calculation of “Excess Cash Flow,” as defined in the Senior Credit Agreement, commencing with the fiscal year ending December 31, 2008 and due in the first quarter of each subsequent fiscal year.  Based on the “Excess Cash Flow” calculation for the fiscal year ended December 31, 2008, the Company was not required to make a prepayment in the first quarter of 2009.

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

Unsecured Term Loan

On March 14, 2008, POAMI borrowed $110.3 million under a new unsecured term loan facility to allow it to redeem all of the Senior Subordinated Notes.  The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures on March 14, 2013.  Interest is payable semi-annually in arrears on March 14 and September 14 of each year.  The annual interest rate was 14.75% at March 31, 2009 and December 31, 2008.  A loss of $12.8 million was recorded in connection with the retirement of the Senior Subordinated Notes, which was comprised of the non-cash write-off of $7.0 million in unamortized discount and $5.8 million in make-whole payments and termination fees.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned over 70% of the Company’s common stock as of March 31, 2009, and one of the Company’s former directors is affiliated with Arlon Group.  The Company recorded $1.6 million and $0.4 million of related party interest expense for the three months ended March 31, 2009 and 2008, respectively.

Capital Leases

The Company acquires vehicles through 4-year capital lease agreements.  Accumulated depreciation on these assets as of March 31, 2009 and December 31, 2008 was $4.6 million and $4.4 million, respectively.  The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of March 31, 2009 (dollars in thousands):

Remainder of 2009	$2,140
2010	2,151
2011	1,135
2012	303
2013	1
Total minimum lease payments	5,730
Less: Estimated executory costs	(413)
Net minimum lease payments	5,317
Less: Amount representing interest	(434)
Present value of net minimum lease payments (a)	$4,883

(a)  Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $2,373 and $2,510, respectively.

Debt Covenants

At March 31, 2009, the Company was in compliance with the financial covenants and other maintenance tests for all its debt obligations.  The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in the Senior Credit Agreement are maintenance tests and the Consolidated Fixed Charge Coverage Ratios contained in the Senior Secured Notes Indenture and Unsecured Term Loan Agreement are debt incurrence tests.  The Company cannot be deemed to be in default solely due to failure to meet such debt incurrence tests.  However, failure to meet such debt incurrence tests could result in restrictions on the Company’s ability to incur additional ratio indebtedness.  The Company believes that should it fail to meet the minimum Consolidated Fixed Charge Coverage Ratio in its Senior Secured Notes Indenture and Unsecured Term Loan Agreement, its ability to borrow additional funds under other permitted indebtedness provisions of the Senior Secured Notes Indenture, Unsecured Term Loan Agreement and Senior Credit Agreement would provide sufficient liquidity for currently foreseeable operational needs.  These debt instruments also generally restrict the Company’s ability to pay any cash dividends to stockholders.

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

In the second quarter of 2008, in connection with the interest rate swaps entered into and described below, the interest rate caps were de-designated as hedges.  The unexpired cap agreement had no fair market value at March 31, 2009 or at December 31, 2008. Prior to de-designation, changes resulting from fair market value adjustments were reflected in accumulated other comprehensive loss in the condensed consolidated balance sheet and as a component of unrealized other comprehensive loss in the condensed consolidated statement of operations and comprehensive loss.  Subsequent to de-designation, the interest rate cap is considered an economic derivative and changes in fair value are recorded as interest expense.

The Company has three interest rate swap agreements to fix the variable component of the interest rate on $250 million of its LIBOR-based variable debt under the senior credit facility at 3.15% to 3.19%.  The interest rate swaps mature from September 2010 to November 2010.  With the applicable margin on the Company’s LIBOR-based borrowings under its senior credit facility at 2.25% at March 31, 2009, the effective interest rate on the swapped debt ranges from 5.40% to 5.44%.  The interest rate swaps are accounted for as cash flow hedges.

The fair value of the interest rate swaps are reflected as accrued liabilities and other liabilities based on the timing of discounted expected future cash flows.  The Company recorded $5.8 million and $5.6 million in accrued liabilities, and $2.8 million and $3.3 million in other liabilities as of March 31, 2009 and December 31, 2008, respectively.  The Company estimates $5.8 million of the net unrealized loss existing at March 31, 2009 will be reclassified to interest expense within the next twelve months.  The table below is a summary of the Company’s derivative positions as of the dates indicated (dollars in thousands):

Derivative Type	Notional	Fair Value March 31, 2009	Fair Value December 31, 2008
Interest Rate Swaps	$250,000	$(8,575)	$(8,867)
Interest Rate Cap	75,000	—	—
Total	$325,000	$(8,575)	$(8,867)

All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (i.e., until periodic settlements of a variable-rate asset or liability are recorded in interest expense). Any hedge ineffectiveness (the amount by which the changes in fair value of the derivative exceed the variability in cash flows of the forecasted transaction) is recorded in current-period earnings as other income or expense. Changes in the fair value of economic derivatives are reported in current-period earnings as interest expense.  There was no ineffectiveness recorded in other income or expense for the periods presented.  The Company has assessed counterparty risk with its interest rate cap and swaps as of March 31, 2009 and believes that counterparty default is not probable.  Below is a summary of the amounts charged to earnings and other comprehensive income (“OCI”) for the periods indicated (dollars in thousands):

	Net (loss) gain in interest expense		OCI gain (loss)
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Interest Rate Swaps	$(1,687)	$—	$292	$—
Interest Rate Cap	(49)	111	49	67
Total	$(1,736)	$111	$341	$67

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

7.  Fair Value Measurements:

The following table presents, for each Statement of Financial Accounting Standards 157 (“SFAS 157”) hierarchy level, the Company’s assets and liabilities that are measured at fair value on a recurring basis on the condensed consolidated balance sheet at March 31, 2009 (in thousands):

	Fair Value Measurements
	At March 31, 2009
	Level 1	Level 2	Level 3	Total
Money Market	$—	$50,112	$—	$50,112
Derivatives	—	(8,575)	—	(8,575)

Money market funds are included within cash and cash equivalents.  Derivatives are recorded within accrued liabilities and other liabilities and are valued using observable benchmark rates at commonly quoted intervals for the life of the instruments.

8.  Share-Based Employee and Director Compensation:

The Company accounts for stock options as prescribed by the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Share-based compensation related to stock options granted to employees and restricted share units granted to independent directors of $0.3 million and $0.4 million was recorded in general and administrative expense for the three month periods ended March 31, 2009 and 2008, respectively.  No tax benefit was recorded because the Company does not have taxable income and is currently fully reserving its federal deferred tax assets.  There were no amounts capitalized relating to share-based employee compensation in the three months ended March 31, 2009 or 2008.  There were no stock options or restricted share units granted in the first three months of 2009 or 2008.

For the three months ended March 31, 2009, the Company had no stock options outstanding that represented dilutive potential shares.  For the three months ended March 31, 2008, the Company had 0.6 million dilutive potential common shares.  These securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for each of the periods presented.

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

The Company has notified its liability insurance carriers of the claim and has answered the remaining counts.  Fact and expert discovery are complete.  The depositions of all appearing parties and various third-parties have occurred.  Expert reports have been served by all appearing parties.  On January 28, 2009, the plaintiffs, in response to the Company’s motion for summary judgment, voluntarily withdrew three of the four remaining claims, thereby leaving only one count for breach of a written alarm agreement. However, plaintiffs also asserted, for the first time, that the complaint actually includes three additional claims for breach of oral contracts and that, alternatively, plaintiffs should be permitted to amend their complaint to include these new claims.

In response to the parties’ briefs and arguments, on March 12, 2009, the Court entered an order denying the Company’s motion for summary judgment.  In response, the Company has filed motions for clarification, reconsideration and permission to appeal, which are currently pending.

The Company does not believe that it breached its contractual obligations or otherwise violated its duties in connection with this matter.

Few Litigation

On June 26, 2006, Thomas J. Few, Sr., the former president of Integrated Alarm Services Group, Inc. (“IASG”), initiated litigation against IASG, seeking a monetary award for amounts allegedly due to him under an employment agreement.  The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division.  (Thomas J. Few, Sr. v. Integrated Alarm Service Group, Inc., Superior Court of the State of New Jersey, Bergen County Division, Docket No. BER-L-4573-06).  Mr. Few alleged that he was owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the alleged breach of the employment agreement.  IASG denies various allegations in the complaint and has asserted various affirmative defenses and counterclaims against Mr. Few, including breach of the terms of his employment agreement, violation of various restrictive covenants and breach of fiduciary duty.

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

By the Carat, Inc. Litigation

On April 30, 2007, IASG and certain of its subsidiaries, Criticom International Corporation and Monital Signal Corporation, were served in a lawsuit brought by By the Carat, Inc. and John P. Humbert, Jr. and his wife, Valery Humbert, its owners, in connection with a December 2004 armed robbery of their jewelry business.  (By the Carat, Inc., John P. Humbert, Jr. and Valery Humbert v. Knightwatch Security Systems, Criticom International Corporation, Monital Signal Corporation, Integrated Alarm Services Group, Inc., et al, Superior Court of New Jersey, Monmouth County Law Division, Docket No.: MON-L-5830-06.) The complaint seeks unspecified damages for alleged bodily injury and property losses based on various causes of action, including breach of contract, breach of the covenant of good faith and fair dealing, consumer fraud, intentional and negligent infliction of emotional distress, breach of warranty and gross negligence.

The Company has notified its insurance carriers of the matter and has engaged counsel to defend the Company.  The Company filed a motion which resulted in the dismissal of the plaintiff’s claims for breach of the covenant of good faith and fair dealing, consumer fraud and breach of warranty.  The material claims which remain are breach of contract (as to By the Carat, Inc. only) and gross negligence and negligent/intentional infliction of emotional distress (as to John and Valery Humbert, as individuals).

As to the remaining claims, the Company has filed an answer including various affirmative defenses.  In addition, the Company has asserted a contractual counterclaim against By the Carat, Inc. (for indemnification as to the claims made by John P. Humbert, Jr. and his wife), contractual cross claims against co-defendant Knightwatch Security Systems, Inc. (for indemnification as to the claims made by all plaintiffs) and a third-party complaint against the perpetrators (which may allow for apportionment of fault under New Jersey statutory law).  Fact and expert discovery are continuing.

Paradox Litigation

On March 13, 2008, plaintiffs Paradox Security Systems, LTD., Samuel Hershkovitz and Pinhas Shpater filed a Second Amended Complaint in Civil Action No. 2:06-cv-462 in the Eastern District of Texas, Marshall Division, and added the Company as a defendant.  The complaint alleges that the Company infringes U.S. Patent No. 5,751,803 and U.S. Reissue Patent No. 39,406 (collectively, the “Patents-in-Suit”), by its sale and use of certain control panels made by Digital Security Controls, LTD. (“DSC”).  The Company has retained counsel and has answered the complaint by denying infringement, alleging invalidity and unenforceability of the Patents-in-Suit, and asserting other defenses and related declaratory judgment counterclaims.

Trial in the matter commenced on April 6, 2009.  After the plaintiffs concluded their case-in-chief, the Court determined that the plaintiffs had not presented sufficient evidence to support plaintiffs’ allegations against the Company and granted the Company’s motions for judgment of non-infringement as a matter of law.

Final judgment has not yet been entered in the matter.  Upon the entry of a final judgment, the plaintiffs will have 30 days, subject to extension, to provide notice of their intention to appeal the Court’s decision.

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

Funding Commitment

Notes receivable were $4.0 million and $4.2 million at March 31, 2009 and December 31, 2008, respectively, and represent loans to dealers collateralized by the dealers’ portfolios of customer monitoring contracts.  The Company has obligations to provide open lines of credit to dealers, subject to the terms of the agreements with the dealers.  At March 31, 2009 and December 31, 2008, the amount available to dealers under these lines of credit was $0.7 million and $0.5 million, respectively.

Westar Tax Sharing Agreement and Contingent Liability

The Company is potentially entitled to certain contingent payments, depending on whether the Company’s former owner, Westar Energy, Inc. (“Westar”), claims and receives certain additional tax benefits in the future with respect to the sale of the Company to the Principal Stockholders on February 17, 2004.  In January 2009, Westar reached a settlement with the IRS related to the re-characterization of the loss they incurred on the sale of the Company from a capital loss to an ordinary loss, resulting in a net earnings benefit to Westar of $32.5 million.  Under an agreement relating to the sale of the Company, Westar agreed to pay the Company an amount equal to 50% of the net tax benefit (less certain adjustments) that Westar receives from the net operating loss carry-forward arising from the sale.  Due to the uncertainty of when Westar will claim the tax benefits, the Company has not recorded any benefit with respect to any such potential contingent payments.  There can be no assurance regarding the amount or timing of any payment to the Company.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenue) and other items, referred to as Adjusted EBITDA.

Reportable segments (dollars in thousands):

	Three Months Ended March 31, 2009
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$72,667	$12,763	$7,572	$—	$93,002
Adjusted EBITDA(2)	21,832	3,265	3,947	—	29,044
Amortization and depreciation expense	10,280	1,201	868	—	12,349
Amortization of deferred costs in excess of amortization of deferred revenue	7,289	—	544	—	7,833
Segment assets	521,875	73,674	48,922	(12,011)	632,460
Property additions, exclusive of rental equipment	995	193	—	—	1,188
Investment in new accounts and rental equipment, net	5,261	—	951	—	6,212

	Three Months Ended March 31, 2008
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$71,872	$11,835	$7,870	$—	$91,577
Adjusted EBITDA(2)	21,090	2,206	3,455	—	26,751
Amortization and depreciation expense	13,496	2,003	1,534	—	17,033
Amortization of deferred costs in excess of amortization of deferred revenue	6,551	—	520	—	7,071
Segment assets	539,224	78,531	54,249	(17,001)	655,003
Property additions, exclusive of rental equipment	999	282	34	—	1,315
Investment in new accounts and rental equipment, net	10,263	—	1,035	—	11,298

(1) Adjustment to eliminate inter-segment accounts receivable.

(2)Adjusted EBITDA is used by the Company’s management and reviewed by the Board of Directors in evaluating segment performance and determining how to allocate resources across segments for investments in customer acquisition activities, capital expenditures and spending in general. The Company believes it is also utilized by the investor community which follows the security monitoring industry.  Adjusted EBITDA is useful because it allows investors and management to evaluate and compare operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.  Specifically, Adjusted EBITDA allows the chief operating decision maker to evaluate segment results of operations, including operating performance of monitoring and service activities, effects of investments in creating new customer relationships, and sales and installation of security systems, without the effects of non-cash amortization and depreciation.  This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as loss before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company.  See the table below for the reconciliation of Adjusted EBITDA to consolidated loss before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited.

Reconciliation of loss before income taxes to Adjusted EBITDA (dollars in thousands):

	Consolidated
	Three Months Ended March 31,
	2009	2008
Loss before income taxes	$(2,623)	$(22,800)
Plus:
Interest expense, net	11,103	12,244
Amortization and depreciation expense	12,349	17,033
Amortization of deferred costs in excess of amortization of deferred revenue	7,833	7,071
Stock based compensation expense	314	366
Other costs	68	72
Loss on retirement of debt	—	12,788
Less:
Other income	—	(23)
Adjusted EBITDA	$29,044	$26,751

11.  Income Taxes:

During the three months ended March 31, 2009, actual effective income tax expense differed from tax expense using the U.S. federal statutory tax rate of 35% primarily due to the impact of the deferred tax valuation allowance.  The Company recorded income tax expense related to state income taxes of $0.2 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

Management believes the Company’s net federal deferred tax assets, including those related to net operating losses, are not likely realizable and therefore its net federal deferred tax assets are fully reserved.  In assessing whether deferred taxes are realizable, management considers whether it is more likely than not that some portion or all deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the Company’s projected future taxable income and tax planning strategies in making this assessment.

12.  New Accounting Standards:

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, to interim periods for publicly traded entities. FSP FAS 107-1 is effective for financial statements issued after June 15, 2009.  The Company is currently evaluating FSP FAS 107; however, does not anticipate that adoption will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  The Company adopted the provisions of FSP EITF 03-6-1 as of January 1, 2009 and adoption did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  The Company adopted the provisions of SFAS 161 as of January 1, 2009 and adoption did not have a material impact on its consolidated financial statements.

During February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157, (“FSP FAS 157-2”), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  Based on this guidance, the Company adopted the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009.  The adoption of these provisions did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require non-controlling interests in a subsidiary to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS 160 also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company adopted the provisions of SFAS 160 as of January 1, 2009 and adoption did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; and 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.  The adoption of SFAS 141R will have an impact on the Company’s accounting for future business combinations on a prospective basis; however, the materiality of that impact cannot be determined.

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

Condensed Consolidating Balance Sheet

March 31, 2009

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$51,034	$488	$—	$51,522
Accounts receivable, net	—	16,891	17,661	—	34,552
Notes receivable	—	—	1,017	—	1,017
Inventories, net	—	2,816	1,297	—	4,113
Prepaid expenses	—	4,459	411	—	4,870
Other	—	6,861	147	(5,190)	1,818
Total current assets	—	82,061	21,021	(5,190)	97,892
Restricted cash	—	2,248	—	—	2,248
Property and equipment, net	—	28,914	5,931	—	34,845
Customer accounts, net	—	114,059	115,093	—	229,152
Dealer relationships, net	—	—	36,939	—	36,939
Other intangibles, net	—	—	145	—	145
Goodwill	—	6,142	35,462	—	41,604
Trade names	—	22,987	4,700	—	27,687
Notes receivable, net of current portion	—	115,345	2,941	(115,345)	2,941
Deferred customer acquisition costs	—	138,530	11,678	—	150,208
Other	—	7,733	1,066	—	8,799
Accounts receivable (payable) from (to) associated companies	(73,841)	43,467	30,374	—	—
Investment in POAMI	(7,578)	—	—	7,578	—
Investment in subsidiary guarantors	—	120,778	—	(120,778)	—
Total assets	$(81,419)	$682,264	$265,350	$(233,735)	$632,460

Liabilities and Stockholders’ Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,373	$—	$—	$5,373
Accounts payable	—	2,848	261	—	3,109
Accrued liabilities	977	31,267	8,631	(5,190)	35,685
Deferred revenue	—	34,464	11,153	—	45,617
Total current liabilities	977	73,952	20,045	(5,190)	89,784
Long-term debt and capital leases, net of current portion	—	516,195	121,545	(115,345)	522,395
Deferred customer acquisition revenue	—	95,811	784	—	96,595
Deferred tax liability	—	13	1,160		1,173
Other liabilities	—	3,871	1,038	—	4,909
Total liabilities	977	689,842	144,572	(120,535)	714,856
Stockholders’ Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	181,114	1,511,014	266,659	(1,777,673)	181,114
Accumulated other comprehensive loss	(8,828)	(8,828)	—	8,828	(8,828)
Deficit	(254,935)	(1,509,766)	(145,882)	1,655,648	(254,935)
Total stockholders’ equity (deficiency in assets)	(82,396)	(7,578)	120,778	(113,200)	(82,396)
Total liabilities and stockholders’ equity (deficiency in assets)	$(81,419)	$682,264	$265,350	$(233,735)	$632,460

Condensed Consolidating Balance Sheet

December 31, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$38,618	$265	$—	$38,883
Accounts receivable, net	—	20,489	18,792	—	39,281
Notes receivable	—	—	1,143	—	1,143
Inventories, net	—	3,149	1,824	—	4,973
Prepaid expenses	—	4,278	368	—	4,646
Other	50	4,301	401	(1,730)	3,022
Total current assets	50	70,835	22,793	(1,730)	91,948
Restricted cash	—	2,245	—	—	2,245
Property and equipment, net	—	29,756	6,412	—	36,168
Customer accounts, net	—	117,873	119,845	—	237,718
Dealer relationships, net	—	—	37,597	—	37,597
Other intangibles, net	—	—	209	—	209
Goodwill	—	6,142	35,462	—	41,604
Trade names	—	22,987	4,700	—	27,687
Notes receivable, net of current portion	—	115,345	3,049	(115,345)	3,049
Deferred customer acquisition costs	—	139,524	11,324	—	150,848
Other	—	8,584	1,397	—	9,981
Accounts receivable (payable) from (to) associated companies	(73,756)	55,931	17,825	—	—
Investment in POAMI	(5,447)	—	—	5,447	—
Investment in subsidiary guarantors	—	118,499	—	(118,499)	—
Total assets	$(79,153)	$687,721	$260,613	$(230,127)	$639,054

Liabilities and Stockholders’ Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,361	$—	$—	$5,361
Accounts payable	—	3,111	204	—	3,315
Accrued liabilities	1,097	34,179	5,476	(1,730)	39,022
Deferred revenue	—	34,744	11,283	—	46,027
Total current liabilities	1,097	77,395	16,963	(1,730)	93,725
Long-term debt and capital leases, net of current portion	—	517,214	122,058	(115,345)	523,927
Deferred customer acquisition revenue	—	94,207	821	—	95,028
Deferred tax liability	—	—	1,166	—	1,166
Other liabilities	—	4,352	1,106	—	5,458
Total Liabilities	1,097	693,168	142,114	(117,075)	719,304

Stockholders’ Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	180,800	1,511,013	266,659	(1,777,672)	180,800
Accumulated other comprehensive loss	(9,169)	(9,169)	—	9,169	(9,169)
Deficit	(252,134)	(1,507,293)	(148,161)	1,655,454	(252,134)
Total stockholders’ equity (deficiency in assets)	(80,250)	(5,447)	118,499	(113,052)	(80,250)
Total liabilities and stockholders’ equity (deficiency in assets)	$(79,153)	$687,721	$260,613	$(230,127)	$639,054

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2009

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$53,743	$29,790	$—	$83,533
Installation and other	—	8,945	524	—	9,469
Total revenue	—	62,688	30,314	—	93,002
Cost of revenue:
Monitoring and related services	—	14,365	11,381	—	25,746
Installation and other	—	11,203	838	—	12,041
Total cost of revenue	—	25,568	12,219	—	37,787
Operating expenses:
Selling	—	12,378	685	—	13,063
General and administrative	1,252	18,159	1,912	—	21,323
Amortization and depreciation	—	6,205	6,144	—	12,349
Holding company allocation	(923)	923	—	—	—
Corporate overhead allocation	—	(4,046)	4,046	—	—
Total operating expenses	329	33,619	12,787	—	46,735
Operating (loss) income	(329)	3,501	5,308	—	8,480
Other expense (income):
Interest expense	—	11,629	2,952	(3,461)	11,120
Interest income	—	(3,478)	—	3,461	(17)
Equity loss (income) in subsidiary	2,472	(2,279)	—	(193)	—
Total other expense	2,472	5,872	2,952	(193)	11,103
(Loss) income before income taxes	(2,801)	(2,371)	2,356	193	(2,623)
Income tax expense	—	101	77	—	178
Net (loss) income	$(2,801)	$(2,472)	$2,279	$193	$(2,801)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$52,099	$30,727	$—	$82,826
Installation and other	—	8,204	547	—	8,751
Total revenue	—	60,303	31,274	—	91,577
Cost of revenue:
Monitoring and related services	—	16,352	12,077	—	28,429
Installation and other	—	10,368	842	—	11,210
Total cost of revenue	—	26,720	12,919	—	39,639
Operating expenses:
Selling	—	12,447	983	—	13,430
General and administrative	1,307	16,163	1,796	—	19,266
Amortization and depreciation	—	8,154	8,879	—	17,033
Holding company allocation	(941)	751	190	—	—
Corporate overhead allocation	—	(4,710)	4,710	—	—
Total operating expenses	366	32,805	16,558	—	49,729
Operating (loss) income	(366)	778	1,797	—	2,209
Other expense (income):
Interest expense	—	13,075	2,949	(3,461)	12,563
Interest income	—	(3,780)	—	3,461	(319)
Loss on retirement of debt	—	12,788	—	—	12,788
Other	—	(23)	—	—	(23)
Equity loss (income) in subsidiary	22,712	1,315	—	(24,027)	—
Total other expense	22,712	23,375	2,949	(24,027)	25,009
Loss before income taxes	(23,078)	(22,597)	(1,152)	24,027	(22,800)
Income tax expense	—	115	163	—	278
Net loss	$(23,078)	$(22,712)	$(1,315)	$24,027	$(23,078)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2009

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(84)	$7,166	$13,915	$—	$20,997
Cash flows from investing activities:
Deferred customer acquisition costs	—	(9,905)	(957)	—	(10,862)
Deferred customer acquisition revenue	—	5,231	6	—	5,237
Purchase of rental equipment	—	(587)	—	—	(587)
Purchase of property and equipment	—	(613)	(193)	—	(806)
Proceeds from disposition of assets and other	—	49	—	—	49
Net cash used in investing activities	—	(5,825)	(1,144)	—	(6,969)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(1,389)	—	—	(1,389)
To (from) related companies	84	12,464	(12,548)	—	—
Net cash provided by (used in) financing activities	84	11,075	(12,548)	—	(1,389)
Net increase in cash and cash equivalents	—	12,416	223	—	12,639
Cash and cash equivalents:
Beginning of period	—	38,618	265	—	38,883
End of period	$—	$51,034	$488	$—	51,522

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(61)	$1,705	$10,789	$—	$12,433
Cash flows from investing activities:
Deferred customer acquisition costs	—	(16,312)	(1,125)	—	(17,437)
Deferred customer acquisition revenue	—	7,454	90	—	7,544
Purchase of rental equipment	—	(1,328)	—	—	(1,328)
Purchase of property and equipment	—	(611)	(316)	—	(927)
Purchase of new accounts	—	(77)	—		(77)
Reduction of restricted cash	—	679	545		1,224
Proceeds from disposition of assets	—	26	17	—	43
Net cash used in investing activities	—	(10,169)	(789)	—	(10,958)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(117,457)	—	—	(117,457)
Proceeds from borrowings	—	110,340	—		110,340
Debt issue costs	—	(1,886)	—	—	(1,886)
To (from) related companies	61	9,652	(9,713)	—	—
Net cash provided by (used in) financing activities	61	649	(9,713)	—	(9,003)
Net (decrease) increase in cash and cash equivalents	—	(7,815)	287	—	(7,528)
Cash and cash equivalents:
Beginning of period	—	40,607	392	—	40,999
End of period	$—	$32,792	$679	$—	$33,471

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We believe we are the third largest provider of electronic security installation and monitoring in the United States, as measured by recurring monthly revenue, or RMR.  As of March 31, 2009, we served approximately 780,000 residential and business customers and approximately 988,000 sites through our Wholesale operations.  Generating cash flow to fund growth and investment in new customers, as well as for debt service, is essential to our operations.

We organize our operations into the following three business segments:

Retail.  Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs. As of March 31, 2009, we served approximately 565,000 retail customers across the nation.  Our Retail segment accounted for 77.2% of our recurring monthly revenue at March 31, 2009, of which 29.6% was attributable to commercial customers.

Wholesale.  We contract with independent security alarm dealers nationwide to provide alarm system monitoring services to their residential and business customers.  As of March 31, 2009, our Wholesale segment served approximately 4,600 dealers by monitoring approximately one million homes and businesses on their behalf.  We also provide business support services and financing assistance for these independent dealers in the form of loans secured by customer accounts.   The top 10 wholesale dealers accounted for 47.9% of wholesale monitored sites and 37.6% of Wholesale recurring monthly revenue as of March 31, 2009.

Multifamily.  We provide monitoring and maintenance services for electronic security systems to tenants of multifamily residences under long-term contracts with building owners and managers. Multifamily service contracts, which have initial terms that fall within a range of five to ten years and average eight years at inception, tend to provide higher operating margins than Retail or Wholesale contracts due primarily to the highly automated nature of the services. We provided alarm monitoring services to approximately 219,000 units in over 475 cities as of March 31, 2009.

The table below identifies our consolidated revenue by segment for the periods presented (dollars in thousands):

	Three months ended March 31,
	2009		2008
Segment	Revenue	Percent	Revenue	Percent
Retail	$72,667	78.1%	$71,872	78.5%
Wholesale	12,763	13.7	11,835	12.9
Multifamily	7,572	8.2	7,870	8.6
Total	$93,002	100.0%	$91,577	100.0%

Summary of Significant Matters

Net Loss.  We incurred a net loss of $2.8 million for the three months ended March 31, 2009.  The net loss reflects substantial charges incurred by us for amortization of customer accounts and other intangibles and interest incurred on indebtedness.

We believe business and consumer concerns regarding the decline in U.S. economic activity as well as their limited access to credit contributed our identification of fewer opportunities to sell security systems in the first quarter of 2009 compared to one year earlier.  As a result of lower sales, our investment in new customers declined.  We also believe that high unemployment and instability in the housing and credit markets could contribute to elevated attrition levels for the next several quarters, which would have a negative impact on our revenue.

Recurring Monthly Revenue.  At various times during each year, we measure all of the recurring monthly revenue, or RMR, we are entitled to receive under contracts with customers in effect at the end of the period.  Our computation of RMR may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles, or GAAP.  RMR was $26.5 million and $26.6 million as of March 31, 2009 and 2008, respectively.  We believe that achieving consistent increases in RMR will require lowering attrition on the RMR acquired from IASG and generating more RMR from our marketing programs.  RMR additions from direct sales in the three months ended March 31, 2009 were offset by attrition. We expect RMR additions for the remainder of 2009 to be lower than RMR additions in 2008.

Each segment’s share of our RMR and our composition of monitored sites by segment at March 31 for the years presented were as follows:

	Percentage of Total
	2009		2008
Segment	Recurring Monthly Revenue	Sites	Recurring Monthly Revenue	Sites
Retail	77.2%	31.9%	76.9%	33.9%
Wholesale	15.0	55.8	14.0	50.8
Multifamily	7.8	12.3	9.1	15.3
Total	100.0%	100.0%	100.0%	100.0%

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

We believe the presentation of RMR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from customer fees produced by a monitored security alarm company such as ours.  The table below reconciles our RMR to revenue reflected on our consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Recurring Monthly Revenue at March 31	$26,475	$26,622
Amounts excluded from RMR:
Amortization of deferred revenue	1,194	1,043
Installation and other revenue (a)	3,322	3,039
Revenue (GAAP basis):
March	30,991	30,704
January — February	62,011	60,873
Total period revenue	$93,002	$91,577

(a) Revenue that is not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2009				2008
	Retail	Whole-sale	Multi-family	Total	Retail	Whole-sale	Multi-family	Total
Beginning RMR balance	$20,543	$3,998	$2,205	$26,746	$20,628	$3,615	$2,463	$26,706
RMR additions from direct sales	450	186	27	663	585	317	38	940
RMR from account purchases	—	—	—	—	4	—	—	4
RMR losses (a)	(682)	(197)	(185)	(1,064)	(700)	(193)	(107)	(1,000)
Price increases and other (b)	122	—	8	130	(48)	2	18	(28)
Ending RMR balance	$20,433	$3,987	$2,055	$26,475	$20,469	$3,741	$2,412	$26,622

(a)          RMR losses include price decreases

(b)         2008 retail price increases and other includes the impact of cancellations related to our analog to digital wireless upgrade.

Monitoring and Related Services Margin.   Monitoring and related services revenue comprised nearly 90% of our total revenue for each of the three month periods ended March 31, 2009 and 2008.  The table below identifies the monitoring and related services gross margin and gross margin as a percentage of monitoring and related services revenue for the presented periods (dollars in thousands):

	Three Months Ended March 31,
	2009				2008
	Retail	Whole-sale	Multi-family	Total	Retail	Whole-sale	Multi-family	Total
Monitoring and related services revenue	$63,717	$12,579	$7,237	$83,533	$63,518	$11,518	$7,790	$82,826
Cost of monitoring and related services (exclusive of depreciation)	17,203	6,769	1,774	25,746	19,749	6,801	1,879	28,429
Gross margin	$46,514	$5,810	$5,463	$57,787	$43,769	$4,717	$5,911	$54,397

Gross margin %	73.0%	46.2%	75.5%	69.2%	68.9%	41.0%	75.9%	65.7%

For the three months ended March 31, 2009, our total monitoring and related services gross margin percentage increased from the prior period primarily due to reductions in costs.  Retail gross margin percentage improved in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the centralization of customer care and field technical support functions.  Retail gross margin for the three months ended March 31, 2008 also included increased costs in connection with the digital technology upgrade completed during that quarter.   Wholesale gross margin percentage in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 also improved due to labor efficiencies achieved through the integration of the billing and monitoring systems.  The Wholesale gross margin percentage is typically lower than Retail and Multifamily gross margin percentages due to the reduced number of services we provide to dealers compared to services provided to our Retail and Multifamily customers.  Acquisition costs per monitored wholesale site are also significantly lower.  For the three months ended March 31, 2009, monitoring and related services gross margin percentage in our Multifamily segment was slightly lower than in the prior period because revenue in this segment decreased faster than we were able to reduce costs.

Customer Creation and Marketing. Our current customer acquisition strategy for our Retail segment relies primarily on internally generated sales, utilizing personnel in our existing branch infrastructure.  The internal sales program for our Retail segment generated $0.5 million and $0.6 million of new RMR in the three months ended March 31, 2009 and 2008, respectively.  The internal sales program for our Wholesale segment generated $0.2 million and $0.3 million of new Wholesale RMR in the three months ended March 31, 2009 and 2008, respectively.

We have an integrated marketing program to increase awareness for the Protection One® brand name nationally and to generate new lead sources and opportunities.  We are reaching out to targeted customers, both residential and commercial, through a variety of mediums in a planned and sequenced manner.  These channels will include, but are not limited to, on-line programs and placements, third-party purchases, outbound calling and, to a lesser extent, traditional mass communications, such as print and direct mail.

We will continue to analyze opportunities for alliance partnerships which benefit our Retail segment.  We are disciplined in our assessment of alliance opportunities, taking into account many factors such as brand impact, sales channel consideration and financial return.

RMR Attrition.  Attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flow.  We monitor attrition on a quarterly annualized and trailing twelve-month basis.  This method utilizes each segment’s average RMR base for the applicable period in measuring attrition.  Therefore, in periods of RMR growth, the computation of RMR attrition may result in a number less than would be expected in periods when RMR remains stable.  In periods of RMR decline, the computation of RMR attrition may result in a number greater than would be expected in periods when RMR remains stable.  We believe the presentation of RMR attrition is useful because it allows investors and lenders to value companies such as ours with recurring revenue streams.  In addition, we believe RMR attrition information is more useful than customer account attrition because it reflects the economic impact of customer losses.

In the table below, we define attrition as a ratio, the numerator of which is the gross amount of lost RMR, which includes price decreases, for a given period, net of the adjustments described below, and the denominator of which is the average amount of RMR for a given period.  In some instances, we use estimates to derive attrition data.  In the calculations directly below, we do not reduce the gross RMR lost during a period by RMR added from “move in” accounts, which are accounts where a new customer moves into a home installed with our security system and vacated by a prior customer, or from “competitive takeover” accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services. The Retail 2008 attrition calculations exclude the impact of cancellations related to our analog to digital wireless upgrade as such cancellations did not have a material impact on our monitoring and service margins.

As defined above, RMR gross attrition by business segment is summarized at March 31, 2009 and 2008.  Improvements in Retail RMR attrition on the acquired IASG portfolio during the first quarter of 2009 were offset by an increase in customer attrition for bankruptcy and other financial reasons as well as cancellations for customer non-payment.  Wholesale attrition for the first quarter of 2009 decreased as there were more account portfolios sold by its customers during the first quarter of 2008.  Multifamily experienced elevated attrition arising from the termination of several large customers for financial reasons.

	Recurring Monthly Revenue Attrition
	March 31, 2009		March 31, 2008
	Annualized First Quarter	Trailing Twelve Months	Annualized First Quarter	Trailing Twelve Months
Retail	13.3%	13.7%	13.6%	13.8%
Wholesale	19.8%	24.2%	21.1%	21.9%
Multifamily	34.9%	22.7%	17.5%	12.1%

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

	Recurring Monthly Revenue Attrition
	March 31, 2009		March 31, 2008
	Annualized First Quarter	Trailing Twelve Months	Annualized First Quarter	Trailing Twelve Months
Retail	10.6%	10.5%	10.8%	10.3%

Our actual attrition experience shows that the relationship period with any individual customer can vary significantly.  Customers discontinue service with us for a variety of reasons, including relocation, service issues and cost.  A portion of our acquired customer base can be expected to discontinue service every year.   Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.  To a much greater extent than Retail, Wholesale attrition can be affected by the decisions of its largest dealers.  We also believe that high unemployment and instability in the housing and credit markets could contribute to elevated attrition levels for the next several quarters, which would have a negative impact on our revenue.

Adjusted EBITDA

Adjusted EBITDA is used by management and reviewed by the Board of Directors in evaluating segment performance and determining how to allocate resources across segments for investments in customer acquisition activities, capital expenditures and spending in general.  We believe it is also utilized by the investor community that follows the security monitoring industry.  Adjusted EBITDA is useful because it allows investors and management to evaluate and compare operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.  Specifically, Adjusted EBITDA allows management to evaluate segment results of operations, including operating performance of monitoring and service activities, effects of investments in creating new customer relationships, and sales and installation of security systems, without the effects of non-cash amortization and depreciation.  This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as loss before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company.  The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Adjusted EBITDA by segment for the three months ended March 31, 2009 and 2008 was as follows (dollars amounts in thousands):

	For the three months ended March 31,
	2009	2008
Retail	$21,832	$21,090
Wholesale	3,265	2,206
Multifamily	3,947	3,455

Retail Adjusted EBITDA increased $0.8 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to improvements in monitoring and service gross margin.  Wholesale Adjusted EBITDA increased $1.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily because economies of scale improved with the addition of monitored sites from our largest dealer as well as efficiencies increased in connection with the integration of our Wholesale monitoring centers into a common monitoring and billing platform.  Multifamily Adjusted EBITDA increased $0.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  A decrease in general and administrative costs offset a decline in Multifamily monitoring and service revenue.

The following table provides a reconciliation of loss before income taxes to Adjusted EBITDA by segment (dollars amounts in thousands):

	For the three months ended March 31, 2009
	Retail	Wholesale	Multifamily
(Loss) Income before income taxes	$(7,155)	$2,020	$2,512
Plus:
Interest expense, net	11,098	—	5
Amortization and depreciation expense	10,280	1,201	868
Amortization of deferred costs in excess of amortization of deferred revenue	7,289	—	544
Stock based compensation expense	314	—	—
Other costs	6	44	18
Adjusted EBITDA	$21,832	$3,265	$3,947

	For the three months ended March 31, 2008
	Retail	Wholesale	Multifamily
(Loss) Income before income taxes	$(24,400)	$203	$1,397
Plus:
Interest expense, net	12,240	—	4
Amortization and depreciation expense	13,496	2,003	1,534
Amortization of deferred costs in excess of amortization of deferred revenue	6,551	—	520
Stock based compensation expense	366	—	—
Loss on retirement of debt	12,788
Other costs	72	—	—
Less:
Other income	(23)	—	—
Adjusted EBITDA	$21,090	$2,206	$3,455

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented.  Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results.  There have been no material changes to the critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first three months of fiscal 2009.

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

The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the three months ended March 31, 2009 and 2008.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations (dollars in thousands):

	Three Months Ended March 31,
	2009			2008
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
Retail segment:
Total amount incurred	$10,549	$11,881	$10,705	$12,806	$16,950	$12,866
Amount deferred	(5,231)	(7,187)	(2,718)	(7,454)	(11,615)	(4,697)
Amount amortized	3,632	6,514	4,407	3,002	5,229	4,324
Amount included in Statement of Operations	8,950	11,208	12,394	$8,354	$10,564	$12,493
Wholesale segment:
Total amount incurred (a)	184	—	457	$317	$—	$548
Multifamily segment:
Total amount incurred	304	1,152	269	$134	$1,138	$466
Amount deferred	(6)	(843)	(114)	(90)	(1,007)	(118)
Amount amortized	37	524	57	36	515	41
Amount included in Statement of Operations	335	833	212	$80	$646	$389
Total company:
Total amount incurred	11,037	13,033	11,431	$13,257	$18,088	$13,880
Amount deferred	(5,237)	(8,030)	(2,832)	(7,544)	(12,622)	(4,815)
Amount amortized	3,669	7,038	4,464	3,038	5,744	4,365
Amount reported in Statement of Operations	$9,469	$12,041	$13,063	$8,751	$11,210	$13,430

(a)          The wholesale segment revenue-other represents interest and fee income generated from our dealer loan program.

In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, our Retail segment also capitalized purchases of rental equipment in the amount of $0.6 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.  We did not purchase any customer accounts during the three months ended March 31, 2009.  We purchased customer accounts valued at $0.1 million during the first three months of 2008.  The higher Retail costs incurred during the three months ended March 31, 2008 relates to our analog to digital technology upgrade, higher fuel costs and an increase in the sale of commercial lease products which have higher upfront costs.

New accounting standards

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, to interim periods for publicly traded entities.  FSP FAS 107-1 is effective for financial statements issued after June 15, 2009.  We are currently evaluating FSP FAS 107; however, do not anticipate that adoption will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  We adopted the provisions of FSP EITF 03-6-1 as of January 1, 2009 and adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  We adopted the provisions of SFAS 161 as of January 1, 2009 and adoption did not have a material impact on our consolidated financial statements.

During February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157,  (“FSP FAS 157-2”), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  Based on this guidance, we adopted the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009.  The adoption of these provisions did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require non-controlling interests in a subsidiary to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS 160 also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. We adopted the provisions of SFAS 160 as of January 1, 2009 and adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; and 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.  The adoption of SFAS 141R will have an impact on our accounting for future business combinations on a prospective basis; however, the materiality of that impact cannot be determined.

Operating Results

2009 Compared to 2008

Protection One Consolidated

Revenue increased $1.4 million, or 1.6%, to $93.0 million in the first quarter of 2009 compared to $91.6 million in the first quarter of 2008.  Monitoring and related services revenue increased $0.7 million to $83.5 million primarily due to an increase in wholesale customer sites, partially offset by a decline in Multifamily monitoring and services revenue.  Installation and other revenue increased $0.7 million, or 8.2%, to $9.5 million in the first quarter of 2009 compared to $8.8 million in the first quarter of 2008 primarily due to an increase in amortization of previously deferred customer acquisition revenue.  Cost of monitoring and related services revenue decreased $2.7 million, or 9.4%, to $25.7 million in the first quarter of 2009 compared to $28.4 million in the first quarter of 2008.  The decrease is primarily due to the centralization of Retail customer care and field technical support functions and Wholesale labor efficiencies.  Selling expense decreased by $0.4 million, or 2.7%, to $13.0 million in the first quarter of 2009 compared to $13.4 million in the first quarter of 2008, which is the result of lower spending on brand awareness and marketing programs.  General and administrative costs increased $2.1 million, or 10.7%, to $21.3 million in the first quarter of 2009 compared to $19.2 million in the first quarter of 2008, primarily due to increases in employee benefit costs, bad debt expense and legal fees.

Interest expense decreased $1.4 million, or 11.5%, to $11.1 million for the first quarter of 2009 compared to $12.5 million in the first quarter of 2008 due to lower debt discount amortization as a result of refinancing our Senior Subordinated Notes.

Amortization and depreciation decreased $4.7 million, or 27.5%, to $12.3 million in the first quarter of 2009 compared to $17.0 million in the first quarter of 2008.  The decrease is partially a result of changes in estimates based on our lifing studies conducted in the fourth quarter of 2008.   See Note 3, Goodwill and Intangible Assets, for additional information related to the lifing study.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
Revenue
Monitoring and related services	$63,717	87.7%	$63,518	88.4%
Installation and other	8,950	12.3	8,354	11.6
Total revenue	72,667	100.0	71,872	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	17,203	23.7	19,749	27.5
Installation and other	11,208	15.4	10,564	14.7
Total cost of revenue (exclusive of amortization and depreciation shown below)	28,411	39.1	30,313	42.2
Operating Expenses
Selling expense	12,394	17.1	12,493	17.4
General and administrative expense	17,638	24.3	14,965	20.8
Amortization of intangibles and depreciation expense	10,280	14.1	13,496	18.8
Total operating expenses	40,312	55.5	40,954	57.0
Operating income	$3,944	5.4%	$605	0.8%

The change in our Retail segment customer base for the period is shown below.

	Three Months Ended March 31,
	2009	2008

Beginning Balance, January 1	574,001	602,519
Customer additions	9,775	13,612
Customer losses	(18,781)	(20,534)
Other adjustments	(219)	456
Ending Balance, March 31	564,776	596,053

For a roll-forward of Retail segment RMR, please see the segment table in the “Summary of Significant Matters—Recurring Monthly Revenue,” above.

Revenue increased $0.8 million, or 1.1%, to $72.7 million in the first quarter of 2009 compared to $71.9 million in the first quarter of 2008.  Monitoring and related services revenue was slightly higher in the first quarter of 2009 than the first quarter of 2008.   See “Summary of Significant Matters—Recurring Monthly Revenue,” above for additional information regarding the change in recurring monthly revenue in the first quarter of 2009.  Installation and other revenue increased $0.6 million in the first quarter of 2009 compared to the first quarter of 2008 due to an increase in amortization of previously deferred customer acquisition revenue.  Revenue consists primarily of (1) contractual revenue derived from providing monitoring and maintenance service, (2) revenue from our installations of new alarm systems, consisting primarily of sales of burglar alarm, CCTV, fire alarm and card access control systems to commercial customers and (3) amortization of previously deferred revenue.

Cost of revenue decreased $1.9 million, or 6.3%, to $28.4 million in the first quarter of 2009 compared to $30.3 million in the first quarter of 2008.  Cost of monitoring and related services decreased $2.5 million in the first quarter of 2009 compared to the first quarter of 2008 due to centralization of customer care and field technical support functions.  Cost of monitoring and related services for the three months ended March 31, 2008 also included increased costs in connection with the digital technology upgrade completed during that quarter.  This improvement was partially offset by a $0.6 million increase in installation and other expense primarily due to an increase in amortization of previously deferred customer costs in the first quarter of 2009 compared to the first quarter of 2008.  These costs include the costs of monitoring, billing, customer service, field operations, and equipment and labor charges to install alarm systems, CCTV, fire alarms and card access control systems sold to our commercial customers, as well as amortization of previously deferred customer acquisition costs.

Operating expense decreased $0.6 million, or 1.6%, to $40.3 million in the first quarter of 2009 compared to $40.9 million in the first quarter of 2008.  Increases in general and administrative expenses, particularly legal fees and employee benefit costs, were offset by a decrease in amortization of customer accounts resulting partially from changes in estimates based on our lifing study in 2008.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
Revenue
Monitoring and related services	$12,579	98.6%	$11,518	97.3%
Other	184	1.4	317	2.7
Total revenue	12,763	100.0	11,835	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	6,769	53.1	6,801	57.5
Operating Expenses
Selling expense	457	3.6	548	4.6
General and administrative expense	2,316	18.1	2,280	19.3
Amortization of intangibles and depreciation expense	1,201	9.4	2,003	16.9
Total operating expenses	3,974	31.1	4,831	40.8
Operating income	$2,020	15.8%	$203	1.7%

The change in our Wholesale segment monitored site base for the period is shown below.

	Three Months Ended March 31,
	2009	2008

Beginning Balance, January 1	991,014	865,163
Monitored site additions	45,916	71,052
Monitored site losses	(49,249)	(42,803)
Other adjustments	67	470
Ending Balance, March 31	987,748	893,882

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Significant Matters—Recurring Monthly Revenue,” above.

Revenue increased $1.0 million, or 7.8%, to $12.8 million in the first quarter of 2009 compared to $11.8 million in the first quarter of 2008 due to the addition of monitored sites from our largest wholesale dealer in the first quarter of 2008.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service, as well as interest and fee income generated from our dealer loan program.

Cost of revenue decreased slightly, less than half of one percent, in the first quarter of 2009 compared to the first quarter of 2008 and generally relates to the cost of providing monitoring service, including the costs of monitoring and dealer care.  Cost of monitoring and related services revenue as a percent of the related revenue decreased to 53.8% for the first quarter of 2009 compared to 59.0% in the first quarter of 2008 and is due to economies of scale and labor efficiencies gained through integration of Wholesale’s monitoring centers into a common monitoring and billing platform.

Operating expense decreased $0.8 million, or 17.7%, to $4.0 million in the first quarter of 2009 compared to $4.8 million in the first quarter of 2008 and also decreased as a percentage of revenues for the first quarter of 2009 to 31.1% compared to 40.8% for the first quarter of 2008.  The improvement is a result of a decrease in amortization and depreciation expense as certain intangible assets became fully amortized.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
Revenue
Monitoring and related services	$7,237	95.6%	$7,790	99.0%
Installation and other	335	4.4	80	1.0
Total revenue	7,572	100.0	7,870	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	1,774	23.4	1,879	23.9
Installation and other	833	11.0	646	8.2
Total cost of revenue (exclusive of amortization and depreciation shown below)	2,607	34.4	2,525	32.1
Operating Expenses
Selling expense	212	2.8	389	4.9
General and administrative expense	1,369	18.1	2,021	25.7
Amortization of intangibles and depreciation expense	868	11.5	1,534	19.5
Total operating expenses	2,449	32.4	3,944	50.1
Operating income	$2,516	33.2%	$1,401	17.8%

The change in our Multifamily segment monitored site base for the period is shown below.

	Three Months Ended March 31,
	2009	2008

Beginning Balance, January 1,	240,648	277,743
Monitored site additions	2,392	2,487
Monitored site losses	(24,288)	(11,682)
Ending Balance, March 31,	218,752	268,548

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Significant Matters—Recurring Monthly Revenue,” above.

Revenue decreased $0.3 million, or 3.8%, to $7.6 million in the first quarter of 2009 compared to $7.9 million in the first quarter of 2008.  This decrease is the result of the decline in our customer base and related monitoring and service revenue.  The Multifamily segment monitored site losses continue to exceed monitored site additions.  Losses of monitored sites were higher in the first quarter of 2009 than the first quarter of 2008 due to the termination by several large customers for financial hardship.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service, the installation of alarm systems and amortization of previously deferred customer acquisition revenue.

Cost of revenue increased $0.1 million, or 3.2%, to $2.6 million in the first quarter of 2009 compared to $2.5 million in the first quarter of 2008, which is primarily attributable to an increase in installation costs resulting from higher amortization of previously deferred costs.  Monitoring and related services cost of revenue decreased by $0.1 million in the first quarter of 2009 compared to the first quarter of 2008 as the Multifamily customer base declined.    Cost of revenue includes monitoring, billing, customer service and field operations related to providing our monitoring services, as well as the cost to install access control systems and amortization of previously deferred costs.

Operating expenses decreased $1.5 million, or 37.9%, to $2.4 million in the first quarter of 2009 compared to $3.9 million in the first quarter of 2008.  This decrease is primarily attributable to a decrease in Multifamily’s share of corporate shared services, such as human resources and legal costs.  In addition, amortization of intangibles and depreciation expense decreased 43.4% to $0.9 million in the first quarter of 2009 from $1.5 million in the first quarter of 2008 as a result of our lifing studies completed in the fourth quarter of 2008.

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and interest and principal payments required under all of our debt obligations during the twelve months following the date of the financial statements included in this report.

In response to the recent economic conditions, we have assessed the liquidity of our investments.  Our cash and cash equivalents are deposited in mutual funds invested exclusively in U.S. Treasury securities.  Although the mutual funds are permitted seven days to satisfy withdrawal requests, in our experience, the financial institutions have never exercised the provision.  We believe, based on information available to management at this time, that there is minimal risk regarding liquidity of our approximately $51.5 million cash and cash equivalents as of March 31, 2009.

We have also assessed our credit exposure to various other factors including (1) our ability to draw funds under our revolving credit facility; (2) counterparty default risk associated with our interest rate cap and swaps; (3) our need to enter the capital markets; and (4) exposure related to our existing insurance policies.  Lehman Commercial Paper, Inc. (“Lehman”) is a party to our revolving credit facility with a commitment to fund 10% of our borrowings under the facility. Although we have not and currently do not expect to draw on our revolving credit facility, we expect that Lehman will not fund any future borrowing requests.  We have no reason to believe at this time that the other lenders to our revolving credit facility will not fulfill their respective contractual obligations to fund any of our future borrowing requests.  As a result, we believe the availability under our revolving credit facility has been effectively reduced by $2.5 million.  In spite of the reduced availability, we believe we have sufficient liquidity for our currently foreseeable operational needs.  We have also assessed counterparty credit risk with our interest rate swaps and cap and believe that counterparty default is not probable.  We believe there should be sufficient time for the capital markets to stabilize before we have a need for additional financing.  Lastly, we have assessed exposure on our existing insurance policies.  While we do hold certain policies with AIG’s state-regulated insurance companies, we have no reason to believe they will not fulfill their obligations under our policies.

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

The senior credit facility includes a $25.0 million revolving credit facility, of which $19.7 million remains available as of May 1, 2009 after reducing total availability by $2.8 million for an outstanding letter of credit and $2.5 million in commitments from Lehman.  In the first quarter of 2007, the applicable margins with respect to the term loan under the senior credit facility were reduced to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Depending on our leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for base rate borrowing and 2.25% to 3.25% for Eurodollar borrowing. The revolving credit facility matures on April 18, 2010 and the term loan matures on March 31, 2012.

The senior credit facility is secured by substantially all of our assets, requires quarterly principal payments of $0.75 million and requires potential annual prepayments based on a calculation of “Excess Cash Flow” as defined in the Senior Credit Agreement, commencing with the year ending December 31, 2008 and due in the first quarter of each subsequent year.  We were not required to make a prepayment based on the “Excess Cash Flow” calculation for the year ended December 31, 2008 in the first quarter of 2009.

We have three interest rate swap agreements to fix the variable component of the interest rate on $250 million of our LIBOR-based variable debt under the senior credit facility at 3.15% to 3.19%.  The interest rate swaps mature from September 2010 to November 2010.  With the current applicable margin on our LIBOR-based borrowings under our senior credit facility at 2.25%, the effective interest rate on the swapped debt ranges from 5.40% to 5.44%.  The interest rate swaps are accounted for as cash flow hedges.

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

The following table presents the financial ratios required by our Senior Credit Agreement, Senior Secured Notes Indenture and Unsecured Term Loan Agreement through December 31, 2009 and our actual ratios as of March 31, 2009.

Debt Instrument	Financial Covenants	Ratio Requirements	Actual Ratio as of March 31, 2009
Senior Credit Agreement	Consolidated Leverage Ratio (consolidated total debt on last day of period/consolidated EBITDA for most recent four fiscal quarters)	Q1 2009 through Q3 2009: Less than 5.75:1.0 Q4 2009; less than 5.5:1.0	4.71:1.0

	Consolidated Interest Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Greater than 2.0:1.0	2.36:1.0

Senior Secured Notes Indenture	Consolidated Fixed Charge Coverage Ratio (current fiscal quarter EBITDA/current fiscal quarter interest expense)	Greater than 2.25:1.0	2.67:1.0

Unsecured Term Loan Agreement	Consolidated Fixed Charge Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Greater than 2.25:1.0	2.60:1.0

At March 31, 2009, we were in compliance with the financial covenants and other maintenance tests for all our debt obligations.  The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in our Senior Credit Agreement are maintenance tests and the Consolidated Fixed Charge Coverage Ratios contained in our Senior Secured Notes Indenture and Unsecured Term Loan Agreement are debt incurrence tests.  We cannot be deemed to be in default solely due to failure to meet such debt incurrence tests.  However, failure to meet such debt incurrence tests could result in restriction on our ability to incur additional ratio indebtedness.  We believe that should we fail to meet the minimum Consolidated Fixed Charge Coverage Ratios in our Senior Secured Notes Indenture and Unsecured Term Loan Agreement, our ability to borrow additional funds under other permitted indebtedness provisions in our Senior Secured Notes Indenture, Unsecured Term Loan Agreement and Senior Credit Agreement would provide us with sufficient liquidity for our currently foreseeable operational needs.  Our outstanding debt instruments also generally restrict our ability to pay any cash dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Cash Flow

Operating Cash Flows for the Three Months Ended March 31, 2009.  Our operations provided cash of $21.0 million and $12.4 million in the first three months of 2009 and 2008, respectively.  We expect to continue to generate cash from operating activities in excess of the cash required for operations and interest payments due in the twelve months following the date of the financial statements included in this report.  Working capital was $8.1 million as of March 31, 2009 compared to a deficit of $1.8 million as of December 31, 2008.  The increase in working capital at March 31, 2009 is primarily related to improvements in operating income as well as lower working capital requirements.

Investing Cash Flows for the Three Months Ended March 31, 2009.  We used a net $7.0 million and $11.0 million for our investing activities for the first three months of 2009 and 2008, respectively.  We invested a net $6.2 million in cash to install and acquire new accounts (including rental equipment) and $0.8 million to acquire fixed assets in the first three months of 2009.  We invested a net $11.3 million in cash to install and acquire new accounts (including rental equipment) and $0.9 million to acquire fixed assets in the first three months of 2008.  During the first three months of 2008, we received $1.2 million from the reduction of restricted cash.

Financing Cash Flows for the Three Months Ended March 31, 2009.  Financing activities used a net $1.4 million and $9.0 million in the first three months of 2009 and 2008, respectively.  In the first three months of 2009, we paid $1.4 million for the repayment of borrowings under our senior credit facility and capital leases.  In the first three months of 2008, we paid $117.5 million for the redemption of our Senior Subordinated Notes and the repayment of borrowings under our senior credit facility and capital leases, $1.9 million for debt issuance costs and received $110.3 million of proceeds from borrowings.

Capital Expenditures

Assuming we have available funds, net capital expenditures for 2009 (inclusive of $7.0 million spent through March 31, 2009) are expected to be $34.9 million, of which $7.0 million, is expected to be used for fixed asset purchases, with the balance to be used for net customer acquisition costs and non-monitored leased equipment.  These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Material Commitments

Our contractual cash obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant changes in these commitments from that reported in our Annual Report on Form 10-K for the year ended December 31, 2008.  We have future, material, long-term commitments, which, as of March 31, 2009, included $291.0 million related to the senior credit facility, $110.3 million related to the Unsecured Term Loan and $115.3 million related to the Senior Secured Notes.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions or commitments as of or for the three months ended March 31, 2009, other than as disclosed in this report.

Credit Ratings

Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  As of May 1, 2009, our senior credit facility and our Senior Secured Notes were rated as follows (our Unsecured Term Loan is not rated).

	Senior Credit Facility	12.0% Senior Secured Notes Due 2011	Outlook
S & P	BB-	B	Negative
Moody’s	Ba2	B3	Stable

In general, revenue declines and changes in operating margin leave our credit ratings susceptible to downgrades, which make debt financing more costly and more difficult to obtain.

Tax Matters

We generally do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Unsecured Term Loan is a variable rate debt instrument with borrowings of $110.3 million outstanding as of May 1, 2009.  Our senior credit facility is a variable rate debt instrument, and as of May 1, 2009, we had borrowings of $291.0 million outstanding.  We have three interest rate swap agreements to fix the variable component of the interest rate on $250 million of our LIBOR-based variable debt under the senior credit facility at 3.15% to 3.19%.  The interest rate swaps mature from September 2010 to November 2010.  With the current applicable margin on our LIBOR-based borrowings under our senior credit facility at 2.25%, the effective interest rate on the swapped debt ranges from 5.40% to 5.44%.

As of May 1, 2009, the one-month LIBOR was 0.41% and the prime rate was 3.25%.  The table below reflects the impact on pre-tax income of changes in LIBOR and the prime rate from their rates on May 1, 2009 (dollars in thousands):

(Decrease) Increase in index rate	(2.00)%	(1.00)%	0.00%	1.00%	2.00%	3.00%	4.00%
Increase (Decrease) in pre-tax income	$2,375	$1,272	$0	$(1,513)	$(3,027)	$(4,540)	$(6,054)

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. As of March 31, 2009, the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, concluded that its disclosure controls and procedures are effective (a) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the quarter ended March 31, 2009.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Employment Agreement, dated July 23, 2004, between Protection One, Inc., Protection One Alarm Monitoring, Inc., Security Monitoring Services, Inc. (d/b/a CMS), and Anthony Wilson *+
10.2

First Amendment to Employment Agreement, dated February 8, 2005, between Protection One, Inc., Protection One Alarm Monitoring, Inc., Security Monitoring Services, Inc. (d/b/a CMS), and Anthony Wilson *+

10.3

Second Amendment to Employment Agreement, dated December 3, 2008, between Protection One, Inc., Protection One Alarm Monitoring, Inc., Security Monitoring Services, Inc. (d/b/a CMS), and Anthony Wilson *+

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring, Inc.+
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring, Inc.+
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring, Inc.+
32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring, Inc.+

* Each exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement

+ Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	May 11, 2009	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and
Chief Financial Officer (duly authorized officer
and principal financial officer)