Form 10-Q
period 2009-06-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2009-08-10
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Protection One, Inc.:	Large accelerated filer ☐	Accelerated filer ☒

	Non-accelerated filer ☐	Smaller reporting company ☒

Protection One Alarm	Large accelerated filer ☐	Accelerated filer ☐
Monitoring, Inc.:
	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 3, 2009, Protection One, Inc. had outstanding 25,325,255 shares of Common Stock, par value $0.01 per share. As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking.  These forward-looking statements generally can be identified by, among other things, the use of forward-looking language such as the words “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “may,” “will,” “would,” “should,” “could,” “seeks,” “plans,” “intends,” or other words of similar import or their negatives.  Such statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer acquisition strategy and attrition, projected cash flow and potential prepayments under our Senior Credit Agreement, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by federal securities laws.  Certain factors that could cause actual results to differ include:

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

New factors emerge from time to time, and it is not possible for us to predict all factors or the impact of any factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$66,793	$38,883
Accounts receivable, net of allowance of $7,021 at June 30, 2009 and $6,199 at December 31, 2008	32,903	39,281
Notes receivable	863	1,143
Inventories, net	3,937	4,973
Prepaid expenses	4,180	4,646
Other	1,438	3,022
Total current assets	110,114	91,948
Restricted cash	2,250	2,245
Property and equipment, net	33,313	36,168
Customer accounts, net	221,199	237,718
Dealer relationships, net	36,281	37,597
Other intangibles, net	106	209
Goodwill	41,604	41,604
Trade names	27,687	27,687
Notes receivable, net of current portion	2,635	3,049
Deferred customer acquisition costs	148,855	150,848
Other	7,981	9,981
Total Assets	$632,025	$639,054

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$5,202	$5,361
Accounts payable	3,416	3,315
Accrued liabilities	38,642	39,022
Deferred revenue	45,147	46,027
Total current liabilities	92,407	93,725
Long-term debt and capital leases, net of current portion	520,749	523,927
Deferred customer acquisition revenue	97,897	95,028
Deferred tax liability	1,192	1,166
Other liabilities	3,518	5,458
Total Liabilities	715,763	719,304
Commitments and contingencies (see Note 9)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 25,325,255 and 25,316,529 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	253	253
Additional paid-in capital	181,154	180,800
Accumulated other comprehensive loss	(7,675)	(9,169)
Deficit	(257,470)	(252,134)
Total stockholders’ equity (deficiency in assets)	(83,738)	(80,250)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$632,025	$639,054

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Revenue:
Monitoring and related services	$166,214	$165,829
Installation and other	18,934	18,149
Total revenue	185,148	183,978

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	51,068	55,818
Installation and other	24,018	22,972
Total cost of revenue (exclusive of amortization and depreciation shown below)	75,086	78,790

Operating expenses:
Selling	25,537	27,486
General and administrative	42,243	39,109
Amortization and depreciation	24,949	33,634
Total operating expenses	92,729	100,229
Operating income	17,333	4,959
Other expense (income):
Interest expense	22,316	24,658
Interest income	(28)	(578)
Loss on retirement of debt	—	12,788
Other	—	(45)
Total other expense	22,288	36,823
Loss before income taxes	(4,955)	(31,864)
Income tax expense	381	304
Net loss	(5,336)	(32,168)

Other comprehensive loss, net of tax:
Unrealized gain on cash flow hedging instruments	1,494	2,124
Comprehensive loss	$(3,842)	$(30,044)

Basic and diluted per share information:
Net loss per common share	$(0.21)	$(1.27)

Weighted average common shares outstanding (in thousands)	25,318	25,307

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenue:
Monitoring and related services	$82,681	$83,003
Installation and other	9,465	9,398
Total revenue	92,146	92,401

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	25,322	27,388
Installation and other	11,977	11,762
Total cost of revenue (exclusive of amortization and depreciation shown below)	37,299	39,150

Operating expenses:
Selling	12,474	14,056
General and administrative	20,920	19,844
Amortization and depreciation	12,600	16,601
Total operating expenses	45,994	50,501
Operating income	8,853	2,750
Other expense (income):
Interest expense	11,196	12,096
Interest income	(11)	(259)
Other	—	(23)
Total other expense	11,185	11,814
Loss before income taxes	(2,332)	(9,064)
Income tax expense	203	26
Net loss	(2,535)	(9,090)

Other comprehensive loss, net of tax:
Unrealized gain on cash flow hedging instruments	1,153	2,057
Comprehensive loss	$(1,382)	$(7,033)

Basic and diluted per share information:
Net loss per common share	$(0.10)	$(0.36)

Weighted average common shares outstanding (in thousands)	25,319	25,307

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,336)	$(32,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(46)	(34)
Loss on retirement of debt	—	12,788
Amortization and depreciation	24,949	33,634
Amortization of debt costs, discounts and premium	(254)	1,607
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	15,663	14,300
Stock based compensation expense	353	714
Deferred income taxes	30	(52)
Provision for doubtful accounts	3,416	1,825
Other	299	(45)
Changes in assets and liabilities
Accounts receivable, net	2,928	257
Notes receivable	727	1,351
Other assets	4,047	2,669
Accounts payable	101	(1,271)
Deferred revenue	(989)	(650)
Accrued interest	(350)	419
Other liabilities	(148)	(2,754)
Net cash provided by operating activities	45,390	32,590

Cash flows from investing activities:
Deferred customer acquisition costs	(20,928)	(33,686)
Deferred customer acquisition revenue	10,240	14,983
Purchase of rental equipment	(1,085)	(2,719)
Purchase of property and equipment	(2,395)	(2,446)
Purchases of new accounts	(743)	(113)
Reduction of restricted cash	—	1,513
Proceeds from disposition of assets and other	118	55
Net cash used in investing activities	(14,793)	(22,413)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,687)	(118,800)
Proceeds from borrowings	—	110,340
Debt issue costs	—	(2,020)
Net cash used in financing activities	(2,687)	(10,480)
Net increase (decrease) in cash and cash equivalents	27,910	(303)
Cash and cash equivalents:
Beginning of period	38,883	40,999
End of period	$66,793	$40,696

Cash paid for interest	$22,920	$22,623

Cash paid for income taxes	$410	$464

Non-cash investing and financing activity:
Vehicle additions under capital lease	$387	$1,380

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

In the opinion of management of the Company, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the six and three months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated subsequent events through the date the financial statements were filed with the SEC.

2.     Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (dollars in thousands):

	June 30, 2009	December 31, 2008
Furniture, fixtures and equipment	$7,333	$7,061
Data processing and telecommunication	40,746	39,002
Leasehold improvements	7,784	7,544
Vehicles	6,296	6,427
Vehicles under capital leases	9,761	9,572
Buildings and other	6,332	6,320
Rental equipment	13,992	13,318
	92,244	89,244
Less accumulated depreciation	(58,931)	(53,076)
Property and equipment, net	$33,313	$36,168

Depreciation expense was $6.2 million and $6.3 million for the six months ended June 30, 2009 and 2008, respectively.  Depreciation expense was $3.2 million and $3.0 million for the three months ended June 30, 2009 and 2008, respectively.  The amount of fixed asset additions included in accounts payable was $0.1 million and $0.7 million as of June 30, 2009 and December 31, 2008, respectively.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term.  Accumulated depreciation of $3.6 million and $2.6 million was recorded on these assets as of June 30, 2009 and December 31, 2008, respectively.  Deferred revenue of $6.4 million was recorded at June 30, 2009 and will be amortized to income over the remaining lease term.  The following is a schedule, by year, of minimum future rental revenue on non-cancelable operating leases as of June 30, 2009 and does not include payments received at the inception of the lease which are deferred and amortized to income over the lease term (dollars in thousands):

Remainder of 2009	$862
2010	1,706
2011	1,326
2012	877
2013	360
2014	27
Total minimum future rental revenue	$5,158

3.    Goodwill and Intangible Assets:

During the six and three months ended June 30, 2009 and 2008, there was no change in the carrying value of goodwill or trade names, the principal indefinite-lived intangible assets.  The Company evaluates goodwill and trade names for impairment annually as of the beginning of the third quarter.  The Company also monitors for events or circumstances that may indicate potential impairment each reporting period with particular emphasis on the Wholesale reporting unit, which had limited excess of fair value over carrying value as of December 31, 2008.  There were no such events or circumstances identified during the first six months of 2009.

A roll-forward of the Company’s amortizable intangible assets is presented by segment and in total in the following table (dollars in thousands):

	Retail	Wholesale	Multifamily	Total Company
Customer Accounts
Net customer accounts at January 1, 2009	$213,229	$—	$24,489	$237,718
Purchases of customer accounts	743	—	—	743
2009 amortization expense	(15,711)	—	(1,551)	(17,262)
Net customer accounts at June 30, 2009	$198,261	$—	$22,938	$221,199

Dealer Relationships
Net dealer relationships at January 1, 2009	$—	$37,597	$—	$37,597
2009 amortization expense	—	(1,316)	—	(1,316)
Net dealer relationships at June 30, 2009	$—	$36,281	$—	$36,281

Other Intangibles
Net other intangibles at January 1, 2009	$1	$208	$—	$209
Additions	—	26	—	26
2009 amortization expense	(1)	(128)	—	(129)
Net other intangibles at June 30, 2009	$—	$106	$—	$106

Amortization expense was $18.7 million and $27.3 million for the six months ended June 30, 2009 and 2008, respectively.  Amortization expense was $9.4 million and $13.6 million for the three months ended June 30, 2009 and 2008, respectively.  Accumulated amortization at June 30, 2009 was $218.5 million for customer accounts, $10.8 million for dealer relationships and $3.9 million for other intangibles.  Accumulated amortization at December 31, 2008 was $201.3 million for customer accounts, $9.5 million for dealer relationships and $3.8 million for other intangibles.  The amount of customer account purchases included in other liabilities was $0.1 million at June 30, 2009.  There were no customer account purchases included in other liabilities at June 30, 2008.

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

The effects of the changes in estimates based on the lifing study decreased depreciation and amortization expense and net loss by $5.2 million and $2.5 million for the six and three months ended June 30, 2009, respectively, compared to the previous estimates.  Basic and diluted loss per share were decreased by $0.21 and $0.10 for the six and three months ended June 30, 2009, respectively, as a result of the changes in estimates.

The table below reflects the estimated aggregate amortization expense for 2009 (including amounts incurred in the first six months) and each of the four succeeding fiscal years on the existing base of amortizable intangible assets as of June 30, 2009 (dollars in thousands):

	2009	2010	2011	2012	2013
Estimated amortization expense	$37,691	$32,197	$29,217	$27,845	$27,575

4.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (dollars in thousands):

	June 30, 2009	December 31, 2008
Accrued interest	$6,529	$6,879
Accrued vacation pay	4,808	4,821
Accrued salaries, bonuses and employee benefits	11,514	11,199
Derivative liability (See Note 6)	6,075	5,562
Other accrued liabilities	9,716	10,561
Total accrued liabilities	$38,642	$39,022

5.     Debt and Capital Leases:

Long-term debt and capital leases are as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Term loans under the Senior Credit Agreement, maturing March 31, 2012, variable at LIBOR + 2.25%	$290,250	$291,750
Senior Secured Notes, maturing November 15, 2011, fixed 12.00%, face value	115,345	115,345
Unamortized premium on Senior Secured Notes	5,675	6,713
Unsecured Term Loan, maturing March 14, 2013, variable at Prime + 11.5%	110,340	110,340
Capital leases	4,341	5,140
	525,951	529,288
Less current portion (including $2,202 and $2,361 in capital leases as of June 30, 2009 and December 31, 2008, respectively)	(5,202)	(5,361)
Total long-term debt and capital leases	$520,749	$523,927

Senior Credit Agreement

On April 26, 2006, the Company entered into an amended and restated senior credit agreement (“Senior Credit Agreement”) which increased the outstanding term loan borrowings by approximately $66.8 million to $300.0 million.  Eurodollar term loan borrowings under the Senior Credit Agreement bear interest at LIBOR plus 2.25%, while base rate borrowings bear interest at the prime rate plus 1.25%.  All outstanding term loan borrowings at June 30, 2009 and December 31, 2008 were Eurodollar borrowings.  Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing.  The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $19.7 million remained available as of June 30, 2009 after reducing total availability by approximately $2.8 million for an outstanding letter of credit and $2.5 million held by Lehman Commercial Paper, Inc. (“Lehman”).  The revolving credit facility matures on April 18, 2010 and the term loan matures on March 31, 2012.

The weighted average annual interest rate before fees at June 30, 2009 and at December 31, 2008, including the impact of interest rate swaps (see Note 6, “Derivatives”), was 5.0%.  The Senior Credit Agreement requires potential annual prepayments based on a calculation of “Excess Cash Flow,” as defined in the Senior Credit Agreement, commencing with the fiscal year ending December 31, 2008 and due in the first quarter of each subsequent fiscal year.  Based on the “Excess Cash Flow” calculation for the fiscal year ended December 31, 2008, the Company was not required to make a prepayment in the first quarter of 2009.

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

Unsecured Term Loan

On March 14, 2008, POAMI borrowed $110.3 million under a new unsecured term loan facility to allow it to redeem all of the Senior Subordinated Notes.  The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures on March 14, 2013.  Interest is payable semi-annually in arrears on March 14 and September 14 of each year.  The annual interest rate was 14.75% at June 30, 2009 and December 31, 2008.  A loss of $12.8 million was recorded in connection with the retirement of the Senior Subordinated Notes, which was comprised of the non-cash write-off of $7.0 million in unamortized discount and $5.8 million in make-whole payments and termination fees.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned over 70% of the Company’s common stock as of June 30, 2009, and one of the Company’s former directors is affiliated with Arlon Group.  The Company recorded $3.3 million and $2.3 million of related party interest expense for the six months ended June 30, 2009 and 2008, respectively.  The Company recorded $1.7 million and $1.9 million of related party interest expense for the three months ended June 30, 2009 and 2008, respectively.

Fair Value of Debt

The fair value of the Company’s debt instruments are estimated based on quoted market prices or readily observable market inputs at June 30, 2009 and December 31, 2008.  At June 30, 2009 and December 31, 2008 the fair value and carrying amount of the Company’s debt for the years indicated were as follows (dollar amounts in thousands):

	Fair Value		Carrying Value
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Senior credit facility	$271,384	$195,473	$290,250	$291,750
Senior Secured Notes	109,578	92,391	121,020	122,058
Unsecured Term Loan	108,133	94,349	110,340	110,340
	$489,095	$382,213	$521,610	$524,148

The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at period end or may be realized in the future.

Capital Leases

The Company acquired vehicles through 4-year capital lease agreements.  Accumulated depreciation on these assets as of June 30, 2009 and December 31, 2008 was $5.2 million and $4.4 million, respectively.  The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of June 30, 2009 (dollars in thousands):

Remainder of 2009	$1,426
2010	2,184
2011	1,177
2012	332
2013	2
Total minimum lease payments	5,121
Less: Estimated executory costs	(382)
Net minimum lease payments	4,739
Less: Amount representing interest	(398)
Present value of net minimum lease payments (a)	$4,341

(a)  Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $2,202 and $2,139, respectively.

Debt Covenants

At June 30, 2009, the Company was in compliance with the financial covenants and other maintenance tests for all its debt obligations.  The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in the Senior Credit Agreement are maintenance tests and the Consolidated Fixed Charge Coverage Ratios contained in the Senior Secured Notes Indenture and Unsecured Term Loan Agreement are debt incurrence tests.  The Company cannot be deemed to be in default solely due to failure to meet such debt incurrence tests.  However, failure to meet such debt incurrence tests could result in restrictions on the Company’s ability to incur additional ratio indebtedness.  The Company believes that should it fail to meet the minimum Consolidated Fixed Charge Coverage Ratio in its Senior Secured Notes Indenture and Unsecured Term Loan Agreement, its ability to borrow additional funds under other permitted indebtedness provisions of the Senior Secured Notes Indenture, Unsecured Term Loan Agreement and Senior Credit Agreement would provide sufficient liquidity for currently foreseeable operational needs.  These debt instruments also generally restrict the Company’s ability to pay any cash dividends to stockholders.

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

In the second quarter of 2008, in connection with the interest rate swaps entered into and described below, the interest rate caps were de-designated as hedges.  The unexpired cap agreement had no fair market value at June 30, 2009 or at December 31, 2008.  Prior to de-designation, changes resulting from fair market value adjustments were reflected in accumulated other comprehensive loss in the condensed consolidated balance sheet and as a component of unrealized other comprehensive loss in the condensed consolidated statement of operations and comprehensive loss.  Subsequent to de-designation, the interest rate cap is considered an economic derivative and changes in fair value are recorded as interest expense.

The Company has three interest rate swap agreements to fix the variable component of the interest rate on $250 million of its LIBOR-based variable debt under the senior credit facility at 3.15% to 3.19%.  The interest rate swaps mature from September 2010 to November 2010.  With the applicable margin on the Company’s LIBOR-based borrowings under its senior credit facility at 2.25% at June 30, 2009, the effective interest rate on the swapped debt ranges from 5.40% to 5.44%.  The interest rate swaps are accounted for as cash flow hedges.

The fair value of the interest rate swaps are reflected as accrued liabilities and other liabilities based on the timing of discounted expected future cash flows.  The Company recorded $6.1 million and $5.6 million in accrued liabilities, and $1.4 million and $3.3 million in other liabilities as of June 30, 2009 and December 31, 2008, respectively.  The Company estimates $6.1 million of the net unrealized loss existing at June 30, 2009 will be reclassified to interest expense within the next twelve months.  The table below is a summary of the Company’s derivative positions as of the dates indicated (dollars in thousands):

Derivative Type	Notional	Fair Value June 30, 2009	Fair Value December 31, 2008
Interest Rate Swaps	$250,000	$(7,473)	$(8,867)
Interest Rate Cap	75,000	—	—
Total	$325,000	$(7,473)	$(8,867)

All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (i.e., until periodic settlements of a variable-rate asset or liability are recorded in interest expense).  Any hedge ineffectiveness (the amount by which the changes in fair value of the derivative exceed the variability in cash flows of the forecasted transaction) is recorded in current-period earnings as other income or expense.  Changes in the fair value of economic derivatives are reported in current-period earnings as interest expense.  There was no ineffectiveness recorded in other income or expense for the periods presented.  The Company has assessed counterparty risk with its interest rate cap and swaps as of June 30, 2009 and believes that counterparty default is not probable.  Below is a summary of the amounts charged to earnings and other comprehensive income (“OCI”) for the periods indicated (dollars in thousands):

	Net (loss) gain in interest expense		OCI gain (loss)
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Rate Swaps	$(3,450)	$(209)	$1,394	$1,974
Interest Rate Cap	(100)	(139)	100	150
Total	$(3,550)	$(348)	$1,494	$2,124

	Net (loss) gain in interest expense		OCI gain (loss)
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Interest Rate Swaps	$(1,763)	$(209)	$1,102	$1,974
Interest Rate Cap	(51)	(37)	51	83
Total	$(1,814)	$(246)	$1,153	$2,057

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

7.  Fair Value Measurements:

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: observable inputs such as quoted prices in active markets

Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company has classified these assets and liabilities in accordance with the fair value hierarchy set forth in SFAS No. 157.  The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis (dollar amounts in thousands).

	Fair Value Measurements
	At June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Money Market Fund	$64,716	$—	$—	$64,716

Liabilities:
Derivatives	—	(7,473)	—	(7,473)

Money market funds are included within cash and cash equivalents.  Derivatives are recorded within accrued liabilities and other liabilities and are valued using observable benchmark rates at commonly quoted intervals for the life of the instruments.

8.  Share-Based Employee and Director Compensation:

The Company accounts for stock options as prescribed by the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Share-based compensation related to stock options granted to employees and restricted share units granted to independent directors of $0.4 million and $0.7 million was recorded in general and administrative expense for the six month periods ended June 30, 2009 and 2008, respectively. Share-based compensation related to stock options granted to employees and restricted share units granted to independent directors of $0.1 million and $0.3 million was recorded in general and administrative expense for the three month periods ended June 30, 2009 and 2008, respectively.   No tax benefit was recorded because the Company does not have taxable income and is currently fully reserving its federal deferred tax assets.  There were no amounts capitalized relating to share-based employee compensation in the six or three months ended June 30, 2009 or 2008.  The Company granted a total of 65,000 restricted share units to independent directors on June 24, 2009.  The Company granted a total of 31,900 restricted share units to independent directors on June 4, 2008.   There were no stock options granted in the first six months of 2009 or 2008.

For the six and three months ended June 30, 2009, the Company had no stock options outstanding that represented dilutive potential shares.  For the six and three months ended June 30, 2008, the Company had stock options that represented 0.5 million and 0.4 million dilutive potential common shares, respectively.  These securities were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for each of the periods presented.

9.     Commitments and Contingencies:

The Company is a defendant in a number of pending legal proceedings incidental to the normal course of its business and operations.  The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. An estimate of the probable loss, if any, or the range of loss cannot be made for the following cases, and therefore, the Company has not accrued loss contingencies related to the following matters.

Scardino Litigation

On April 17, 2006, the Company was named a defendant in a litigation proceeding brought by Frank and Anne Scardino arising out of a June 2005 fire at their home in Villanova, Pennsylvania.  (Frank and Anne Scardino v. Eagle Systems, Inc., Eagle Monitoring, Inc. and Protection One Alarm Monitoring, Inc. d/b/a Dynawatch, Delaware County, Pennsylvania Court of Common

Pleas, Cause No. 06-4485). The original complaint asserted six counts for negligence, gross negligence, breach of contract, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose and violation of the Unfair Trade Practices and Consumer Protection Law (“UTPCPL”).  The UTPCPL claim carried the risk of treble damages, attorneys’ fees and costs.  Plaintiff initially claimed direct and consequential damages in excess of $3 million.  Plaintiffs have since claimed damages close to $5 million. The Company’s preliminary objections to the negligence and gross negligence claims were granted by the court in September 2007, and these claims were accordingly dismissed.

The Company notified its liability insurance carriers of the claim and answered the remaining counts.  On January 28, 2009, the plaintiffs, in response to the Company’s motion for summary judgment, voluntarily withdrew three of the four remaining claims, including the UTPCPL claim, thereby leaving only one count for breach of a written alarm agreement.  However, plaintiffs also asserted, for the first time, that the complaint actually includes three additional claims for breach of oral contracts and that, alternatively, plaintiffs should be permitted to amend their complaint to include these new claims.  The Court allowed plaintiffs to amend their complaint to assert these claims, and an amended complaint was filed on or about June 25, 2009.

In the amended complaint, plaintiffs asserted three new claims for breach of oral contracts.  Plaintiffs also re-asserted the original six claims, five of which were previously dismissed.  The Company has demanded that plaintiffs correct their amended pleading to remove the five previously dismissed claims.

The Company intends to seek a dismissal of the three new contract claims on various grounds.  Following resolution of the anticipated motion, the Company expects to answer and counterclaim.  Deposition discovery may then be reopened, if necessary, to examine the plaintiffs on the three breaches of the purported oral contracts.  The Company expects that these events will result in a delay of the trial currently scheduled for October 2009.

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

IASG filed a Motion for Sanctions Against Plaintiff for Spoliation of Evidence (the “Motion”) on February 21, 2008.  At a hearing on IASG’s Motion on April 9, 2008, the Court found, among other things, that Thomas Few, Sr. had intentionally spoliated evidence and sanctioned plaintiff by issuing an adverse inference jury instruction concerning the destruction of evidence and by awarding IASG its attorney fees associated with the preparation and filing of the Motion.  Discovery ended on May 29, 2009.  IASG’s motions for summary judgment on its defenses and certain of its counterclaims were denied at a hearing held on August 5, 2009.  Trial in the matter is set for August 17, 2009.

By the Carat, Inc. Litigation

On April 30, 2007, IASG and certain of its subsidiaries, Criticom International Corporation and Monital Signal Corporation, were served in a lawsuit brought by By the Carat, Inc. and John P. Humbert, Jr. and his wife, Valery Humbert, its owners, in connection with a December 2004 armed robbery of their jewelry business.  (By the Carat, Inc., John P. Humbert, Jr. and Valery Humbert v. Knightwatch Security Systems, Criticom International Corporation, Monital Signal Corporation, Integrated Alarm Services Group, Inc., et al, Superior Court of New Jersey, Monmouth County Law Division, Docket No.: MON-L-5830-06.) The complaint sought unspecified damages for alleged bodily injury and property losses based on various causes of action, including breach of contract, breach of the covenant of good faith and fair dealing, consumer fraud, intentional and negligent infliction of emotional distress, breach of warranty and gross negligence.

On June 26, 2009, the Court dismissed Plaintiffs’ complaint without prejudice, due to the Plaintiffs’ failure to comply with discovery orders. Plaintiffs have ninety days from the date of the dismissal to re-file their complaint, provided they first comply with the prior discovery orders and any other outstanding discovery obligations.  The case was not dismissed as to an unrelated defendant.  Therefore, fact and expert discovery are progressing between that defendant and the Plaintiffs, and  IASG and its defendant subsidiaries are continuing to participate in discovery notwithstanding the dismissal.

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

Final judgment still has not been entered in the matter.  Upon the entry of a final judgment, the plaintiffs will have 30 days, subject to extension, to provide notice of their intention to appeal the Court’s decision.

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

Funding Commitment

Notes receivable were $3.5 million and $4.2 million at June 30, 2009 and December 31, 2008, respectively, and represent loans to dealers collateralized by the dealers’ portfolios of customer monitoring contracts.  The Company has obligations to provide open lines of credit to dealers, subject to the terms of the agreements with the dealers.  At June 30, 2009 and December 31, 2008, the amount available to dealers under these lines of credit was $0.6 million and $0.5 million, respectively.

Westar Tax Sharing Agreement and Contingent Liability

The Company is potentially entitled to certain contingent payments, depending on whether the Company’s former owner, Westar Energy, Inc. (“Westar”), claims and receives certain additional tax benefits in the future with respect to the sale of the Company to the Principal Stockholders on February 17, 2004.  In January 2009, Westar reached a settlement with the IRS related to the re-characterization of the loss they incurred on the sale of the Company from a capital loss to an ordinary loss, resulting in a net earnings benefit to Westar of $32.5 million.  Under an agreement relating to the sale of the Company, Westar agreed to pay the Company an amount equal to 50% of the net tax benefit (less certain adjustments) that Westar receives from the net operating loss carry-forward arising from the sale.  Due to the uncertainty of when Westar will claim and receive the tax benefits, the Company has not recorded any benefit with respect to any such potential contingent payments.  There can be no assurance regarding the amount or timing of any payment to the Company.

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

Reportable segments (dollars in thousands):

	Six Months Ended June 30, 2009
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$144,681	$25,638	$14,829	$—	$185,148
Adjusted EBITDA(2)	45,579	6,213	7,288	—	59,080
Amortization and depreciation expense	20,811	2,404	1,734	—	24,949
Amortization of deferred costs in excess of amortization of deferred revenue	14,452	—	1,211	—	15,663
Segment assets	518,128	71,638	47,625	(5,366)	632,025
Property additions, exclusive of rental equipment	2,378	404	—	—	2,782
Investment in new accounts and rental equipment, net	11,237	—	1,279	—	12,516

	Six Months Ended June 30, 2008
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$144,742	$23,649	$15,587	$—	$183,978
Adjusted EBITDA(2)	43,320	3,941	6,657	—	53,918
Amortization and depreciation expense	26,577	3,988	3,069	—	33,634
Amortization of deferred costs in excess of amortization of deferred revenue	13,324	—	976	—	14,300
Segment assets	537,990	75,862	52,105	(12,134)	653,823
Property additions, exclusive of rental equipment	3,120	588	118	—	3,826
Investment in new accounts and rental equipment, net	19,839	—	1,696	—	21,535

	Three Months Ended June 30, 2009
	Retail	Wholesale	Multifamily	Consolidated
Revenue	$72,014	$12,875	$7,257	$92,146
Adjusted EBITDA(2)	23,746	2,948	3,342	30,036
Amortization and depreciation expense	10,531	1,203	866	12,600
Amortization of deferred costs in excess of amortization of deferred revenue	7,163	—	667	7,830
Property additions, exclusive of rental equipment	1,383	211	—	1,594
Investment in new accounts and rental equipment, net	5,976	—	328	6,304

	Three Months Ended June 30, 2008
	Retail	Wholesale	Multifamily	Consolidated
Revenue	$72,871	$11,813	$7,717	$92,401
Adjusted EBITDA(2)	22,230	1,735	3,202	27,167
Amortization and depreciation expense	13,081	1,985	1,535	16,601
Amortization of deferred costs in excess of amortization of deferred revenue	6,771	—	458	7,229
Property additions, exclusive of rental equipment	2,121	306	84	2,511
Investment in new accounts and rental equipment, net	9,576	—	661	10,237

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

Reconciliation of loss before income taxes to Adjusted EBITDA (dollars in thousands):

	Consolidated
	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Loss before income taxes	$(4,955)	$(31,864)	$(2,332)	$(9,064)
Plus:
Interest expense, net	22,288	24,080	11,185	11,837
Amortization and depreciation expense	24,949	33,634	12,600	16,601
Amortization of deferred costs in excess of amortization of deferred revenue	15,663	14,300	7,830	7,229
Stock based compensation expense	353	714	39	348
Other costs	782	311	714	239
Loss on retirement of debt	—	12,788	—	—
Less:
Other income	—	(45)	—	(23)
Adjusted EBITDA	$59,080	$53,918	$30,036	$27,167

11.  Income Taxes:

During the six and three months ended June 30, 2009, actual effective income tax expense differed from tax expense using the U.S. federal statutory tax rate of 35% primarily due to the impact of the deferred tax valuation allowance.  The Company recorded income tax expense related to state income taxes of $0.4 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively, and $0.2 million and $0.03 million for the three months ended June 30, 2009 and 2008, respectively.

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

12.  New Accounting Standards:

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168,  the FASB Accounting Standards Codification (the “Codification”), as the single source of authoritative accounting and reporting standards in the United States applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. All references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, the Company does not expect that adoption of the Codification during the third quarter of 2009 will have any impact on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued.  Entities are also required to disclose the date through which subsequent events were evaluated as well as the rationale for the selection of such date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 during the second quarter of 2009 and adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, to interim periods for publicly traded entities. FSP FAS 107-1 is effective for financial statements issued after June 15, 2009.  The Company adopted the provisions of FSP FAS 107-1 during the second quarter of 2009 which resulted in additional fair value disclosures.  Adoption did not have any other impact on the consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders.  The Company adopted the provisions of FSP EITF 03-6-1 as of January 1, 2009 and adoption did not have a material impact on its consolidated financial statements.

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

During February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157 (“FSP FAS 157-2”), which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  Based on this guidance, the Company adopted the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009.  The adoption of these provisions did not have a material impact on its consolidated financial statements.

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

Condensed Consolidating Balance Sheet

June 30, 2009

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$66,224	$569	$—	$66,793
Accounts receivable, net	—	15,954	16,949	—	32,903
Notes receivable	—	—	863	—	863
Inventories, net	—	2,560	1,377	—	3,937
Prepaid expenses	—	3,899	281	—	4,180
Other	—	3,046	122	(1,730)	1,438
Total current assets	—	91,683	20,161	(1,730)	110,114
Restricted cash	—	2,250	—	—	2,250
Property and equipment, net	—	27,797	5,516	—	33,313
Customer accounts, net	—	110,846	110,353	—	221,199
Dealer relationships, net	—	—	36,281	—	36,281
Other intangibles, net	—	—	106	—	106
Goodwill	—	6,142	35,462	—	41,604
Trade names	—	22,987	4,700	—	27,687
Notes receivable, net of current portion	—	115,345	2,635	(115,345)	2,635
Deferred customer acquisition costs	—	137,572	11,283	—	148,855
Other	—	7,069	912	—	7,981
Accounts receivable (payable) from (to) associated companies	(73,655)	38,729	34,926	—	—
Investment in POAMI	(8,935)	—	—	8,935	—
Investment in subsidiary guarantors	—	121,889	—	(121,889)	—
Total assets	$(82,590)	$682,309	$262,335	$(230,029)	$632,025

Liabilities and Stockholders’ Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,202	$—	$—	$5,202
Accounts payable	—	2,744	672	—	3,416
Accrued liabilities	1,148	34,274	4,950	(1,730)	38,642
Deferred revenue	—	34,242	10,905	—	45,147
Total current liabilities	1,148	76,462	16,527	(1,730)	92,407
Long-term debt and capital leases, net of current portion	—	515,074	121,020	(115,345)	520,749
Deferred customer acquisition revenue	—	97,152	745	—	97,897
Deferred tax liability	—	37	1,155		1,192
Other liabilities	—	2,519	999	—	3,518
Total liabilities	1,148	691,244	140,446	(117,075)	715,763
Stockholders’ Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	181,154	1,511,014	266,659	(1,777,673)	181,154
Accumulated other comprehensive loss	(7,675)	(7,675)	—	7,675	(7,675)
Deficit	(257,470)	(1,512,276)	(144,771)	1,657,047	(257,470)
Total stockholders’ equity (deficiency in assets)	(83,738)	(8,935)	121,889	(112,954)	(83,738)
Total liabilities and stockholders’ equity (deficiency in assets)	$(82,590)	$682,309	$262,335	$(230,029)	$632,025

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

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2009

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$107,171	$59,043	$—	$166,214
Installation and other	—	17,901	1,033	—	18,934
Total revenue	—	125,072	60,076	—	185,148
Cost of revenue:
Monitoring and related services	—	28,335	22,733	—	51,068
Installation and other	—	22,367	1,651	—	24,018
Total cost of revenue	—	50,702	24,384	—	75,086
Operating expenses:
Selling	—	24,108	1,429	—	25,537
General and administrative	2,191	36,352	3,700	—	42,243
Amortization and depreciation	—	12,714	12,235	—	24,949
Holding company allocation	(1,837)	1,837	—	—	—
Corporate overhead allocation	—	(8,799)	8,799	—	—
Total operating expenses	354	66,212	26,163	—	92,729
Operating (loss) income	(354)	8,158	9,529	—	17,333
Other expense (income):
Interest expense	—	23,345	5,892	(6,921)	22,316
Interest income	—	(6,949)	—	6,921	(28)
Equity loss (income) in subsidiary	4,982	(3,390)	—	(1,592)	—
Total other expense	4,982	13,006	5,892	(1,592)	22,288
(Loss) income before income taxes	(5,336)	(4,848)	3,637	1,592	(4,955)
Income tax expense	—	134	247	—	381
Net (loss) income	$(5,336)	$(4,982)	$3,390	$1,592	$(5,336)

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

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2009

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$53,427	$29,254	$—	$82,681
Installation and other	—	8,956	509	—	9,465
Total revenue	—	62,383	29,763	—	92,146
Cost of revenue:
Monitoring and related services	—	13,969	11,353	—	25,322
Installation and other	—	11,164	813	—	11,977
Total cost of revenue	—	25,133	12,166	—	37,299
Operating expenses:
Selling	—	11,730	744	—	12,474
General and administrative	938	18,194	1,788	—	20,920
Amortization and depreciation	—	6,509	6,091	—	12,600
Holding company allocation	(913)	913	—	—	—
Corporate overhead allocation	—	(4,753)	4,753	—	—
Total operating expenses	25	32,593	13,376	—	45,994
Operating (loss) income	(25)	4,657	4,221	—	8,853
Other expense (income):
Interest expense	—	11,716	2,940	(3,460)	11,196
Interest income	—	(3,471)	—	3,460	(11)
Equity loss (income) in subsidiary	2,510	(1,112)	—	(1,398)	—
Total other expense	2,510	7,133	2,940	(1,398)	11,185
(Loss) income before income taxes	(2,535)	(2,476)	1,281	1,398	(2,332)
Income tax expense	—	34	169	—	203
Net (loss) income	$(2,535)	$(2,510)	$1,112	$1,398	$(2,535)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$52,553	$30,450	$—	$83,003
Installation and other	—	9,133	265	—	9,398
Total revenue	—	61,686	30,715	—	92,401
Cost of revenue:
Monitoring and related services	—	17,157	10,231	—	27,388
Installation and other	—	11,180	582	—	11,762
Total cost of revenue	—	28,337	10,813	—	39,150
Operating expenses:
Selling	—	12,769	1,287	—	14,056
General and administrative	1,335	16,813	1,696	—	19,844
Amortization and depreciation	—	7,860	8,741	—	16,601
Holding company allocation	(988)	988	—	—	—
Corporate overhead allocation	—	(2,802)	2,802	—	—
Total operating expenses	347	35,628	14,526	—	50,501
Operating (loss) income	(347)	(2,279)	5,376	—	2,750
Other expense (income):
Interest expense	—	12,621	2,934	(3,459)	12,096
Interest income	—	(3,718)	—	3,459	(259)
Other	—	(23)	—	—	(23)
Equity loss (income) in subsidiary	8,743	(2,452)	—	(6,291)	—
Total other expense	8,743	6,428	2,934	(6,291)	11,814
Loss before income taxes	(9,090)	(8,707)	2,442	6,291	(9,064)
Income tax expense	—	36	(10)	—	26
Net (loss) income	$(9,090)	$(8,743)	$2,452	$6,291	$(9,090)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2009

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$101	$26,201	$19,088	$—	$45,390
Cash flows from investing activities:
Deferred customer acquisition costs	—	(19,642)	(1,286)	—	(20,928)
Deferred customer acquisition revenue	—	10,233	7	—	10,240
Purchase of rental equipment	—	(1,085)	—	—	(1,085)
Purchase of property and equipment	—	(1,990)	(405)	—	(2,395)
Purchase of new accounts	—	(743)			(743)
Proceeds from disposition of assets and other	—	118	—	—	118
Net cash used in investing activities	—	(13,109)	(1,684)	—	(14,793)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(2,687)	—	—	(2,687)
To (from) related companies	(101)	17,201	(17,100)	—	—
Net cash (used in) provided by financing	(101)	14,514	(17,100)	—	(2,687)
Net increase in cash and cash equivalents	—	27,606	304	—	27,910
Cash and cash equivalents:
Beginning of period	—	38,618	265	—	38,883
End of period	$—	$66,224	$569	$—	66,793

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

(dollars in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(351)	$11,074	$21,867	$—	$32,590
Cash flows from investing activities:
Deferred customer acquisition costs	—	(31,900)	(1,786)	—	(33,686)
Deferred customer acquisition revenue	—	14,893	90	—	14,983
Purchase of rental equipment	—	(2,719)	—	—	(2,719)
Purchase of property and equipment	—	(1,795)	(651)	—	(2,446)
Purchase of new accounts	—	(113)	—		(113)
Reduction of restricted cash	—	679	834		1,513
Proceeds from disposition of assets	—	43	12	—	55
Net cash used in investing activities	—	(20,912)	(1,501)	—	(22,413)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(118,800)	—	—	(118,800)
Proceeds from borrowings	—	110,340	—		110,340
Debt issue costs	—	(2,020)	—	—	(2,020)
To (from) related companies	351	19,632	(19,983)	—	—
Net cash provided by (used in) financing activities	351	9,152	(19,983)	—	(10,480)
Net (decrease) increase in cash and cash equivalents	—	(686)	383	—	(303)
Cash and cash equivalents:
Beginning of period	—	40,607	392	—	40,999
End of period	$—	$39,921	$775	$—	$40,696

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

Overview

We believe we are the third largest provider of electronic security installation and monitoring in the United States, as measured by recurring monthly revenue, or RMR.  As of June 30, 2009, we served approximately 775,000 residential and business customers and approximately 1,050,000 sites through our Wholesale operations.  Generating cash flow to fund growth and investment in new customers, as well as for debt service, is essential to our operations.

We organize our operations into the following three business segments:

Retail.  Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs. As of June 30, 2009, we served approximately 556,000 retail customers across the nation.  Our Retail segment accounted for 76.7% of our recurring monthly revenue at June 30, 2009, of which 29.8% was attributable to commercial customers.

Wholesale.  We contract with independent security alarm dealers nationwide to provide alarm system monitoring services to their residential and business customers.  As of June 30, 2009, our Wholesale segment served approximately 4,600 dealers by monitoring approximately one million homes and businesses on their behalf.  We also provide business support services and financing assistance for these independent dealers in the form of loans secured by customer accounts.  The top 10 wholesale dealers accounted for 51.6% of Wholesale monitored sites and 41.2% of Wholesale recurring monthly revenue as of June 30, 2009.

Multifamily.  We provide monitoring and maintenance services for electronic security systems to tenants of multifamily residences under long-term contracts with building owners and managers. Multifamily service contracts, which have initial terms that fall within a range of five to ten years and average eight years at inception, tend to provide higher operating margins than Retail or Wholesale contracts due primarily to the highly automated nature of the services. We provided alarm monitoring services to approximately 219,000 units in nearly 475 cities as of June 30, 2009.

The table below identifies our consolidated revenue by segment for the periods presented (dollars in thousands):

	Six months ended June 30,
	2009		2008
Segment	Revenue	Percent	Revenue	Percent
Retail	$144,681	78.1%	$144,742	78.7%
Wholesale	25,638	13.9	23,649	12.8
Multifamily	14,829	8.0	15,587	8.5
Total	$185,148	100.0%	$183,978	100.0%

	Three months ended June 30,
	2009		2008
Segment	Revenue	Percent	Revenue	Percent
Retail	$72,014	78.1%	$72,871	78.9%
Wholesale	12,875	14.0	11,813	12.8
Multifamily	7,257	7.9	7,717	8.3
Total	$92,146	100.0%	$92,401	100.0%

Summary of Significant Matters

Net Loss.  We incurred a net loss of $5.3 million and $32.2 million for the six months ended June 30, 2009 and 2008, respectively.  We incurred a net loss of $2.5 million and $9.1 million for the three months ended June 30, 2009 and 2008, respectively. The net loss reflects substantial charges incurred by us for amortization of customer accounts and other intangibles and interest incurred on indebtedness.  The reduction in our net loss in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is primarily related to a $12.8 million loss on retirement of debt in 2008.  In addition, reduced amortization and depreciation expense as a result of changes in estimates based on our lifing study completed during the fourth quarter of 2008 contributed to the reduction in our net loss for the six and three months ended June 30, 2009 compared to the six and three months ended June 30, 2008.   See Note 3 to our Condensed Consolidated Financial Statements, Goodwill and Intangible Assets, for additional information related to the lifing study.

We believe business and consumer concerns regarding the decline in U.S. economic activity as well as their limited access to credit contributed to our identification of fewer opportunities to sell security systems in the first six months of 2009 compared to one year earlier.  As a result of lower sales, our investment in new customers declined.  We also believe that high unemployment and instability in the housing and credit markets could contribute to elevated attrition levels for the next several quarters, which would have a negative impact on our revenue.

Recurring Monthly Revenue.  At various times during each year, we measure all of the RMR we are entitled to receive under contracts with customers in effect at the end of the period.  Our computation of RMR may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles, or GAAP.  RMR was $26.5 million and $26.9 million as of June 30, 2009 and 2008, respectively.  We believe that achieving consistent increases in RMR will require lower attrition on the RMR acquired from IASG and continued improvement in attrition for the remaining base, prudent price increases, and more RMR additions from our marketing programs and commercial sales force.  In the six and three months ended June 30, 2009, RMR cancellations were greater than RMR additions from direct sales.  We expect RMR additions for the remainder of 2009 to be lower than RMR additions in 2008.

Each segment’s share of our total RMR and monitored sites by segment at June 30 for the years presented were as follows:

	Percentage of Total
	2009		2008
	Recurring Monthly Revenue	Sites	Recurring Monthly Revenue	Sites
Retail	76.7%	30.5%	76.4%	32.4%
Wholesale	15.6	57.5	14.7	53.1
Multifamily	7.7	12.0	8.9	14.5
Total	100.0%	100.0%	100.0%	100.0%

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

We believe the presentation of RMR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from customer fees produced by a monitored security alarm company such as ours.  The table below reconciles our RMR to revenue reflected on our consolidated statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Recurring Monthly Revenue at June 30	$26,484	$26,915
Amounts excluded from RMR:
Amortization of deferred revenue	1,248	1,126
Installation and other revenue (a)	2,885	2,804
Revenue (GAAP basis):
June	30,617	30,845
January – May	154,531	153,133
Total period revenue	$185,148	$183,978

	Three Months Ended June 30,
	2009	2008
Recurring Monthly Revenue at June 30	$26,484	$26,915
Amounts excluded from RMR:
Amortization of deferred revenue	1,248	1,126
Installation and other revenue (a)	2,885	2,804
Revenue (GAAP basis):
June	30,617	30,845
April – May	61,529	61,556
Total period revenue	$92,146	$92,401

(a) Revenue that is not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2009				2008
	Retail	Wholesale	Multifamily	Total	Retail	Wholesale	Multifamily	Total
Beginning RMR balance	$20,543	$3,998	$2,205	$26,746	$20,628	$3,615	$2,463	$26,706
RMR additions from direct sales	881	608	48	1,537	1,190	769	62	2,021
RMR from account purchases	25	—	—	25	7	—	—	7
RMR losses (a)	(1,365)	(463)	(218)	(2,046)	(1,362)	(430)	(184)	(1,976)
Price increases and other (b)	213	—	9	222	109	11	37	157
Ending RMR balance	$20,297	$4,143	$2,044	$26,484	$20,572	$3,965	$2,378	$26,915

	Three Months Ended June 30,
	2009				2008
	Retail	Wholesale	Multifamily	Total	Retail	Wholesale	Multifamily	Total
Beginning RMR balance	$20,433	$3,987	$2,055	$26,475	$20,469	$3,741	$2,412	$26,622
RMR additions from direct sales	431	422	21	874	606	452	24	1,082
RMR from account purchases	25	—	—	25	2	—	—	2
RMR losses (a)	(684)	(266)	(33)	(983)	(662)	(236)	(77)	(975)
Price increases and other (b)	92	—	1	93	157	8	19	184
Ending RMR balance	$20,297	$4,143	$2,044	$26,484	$20,572	$3,965	$2,378	$26,915

(a)          RMR losses include price decreases

(b)         2008 Retail price increases and other include the impact of cancellations related to our analog to digital wireless upgrade.

Monitoring and Related Services Margin.   Monitoring and related services revenue comprised nearly 90% of our total revenue for each of the six and three month periods ended June 30, 2009 and 2008.  The table below identifies the monitoring and related services gross margin and gross margin as a percentage of monitoring and related services revenue for the presented periods (dollars in thousands):

	Six Months Ended June 30,
	2009				2008
	Retail	Wholesale	Multifamily	Total	Retail	Wholesale	Multifamily	Total
Monitoring and related services revenue	$126,770	$25,311	$14,133	$166,214	$127,250	$23,187	$15,392	$165,829
Cost of monitoring and related services (exclusive of depreciation)	33,901	13,627	3,540	51,068	38,290	13,740	3,788	55,818
Gross margin	$92,869	$11,684	$10,593	$115,146	$88,960	$9,447	$11,604	$110,011

Gross margin %	73.3%	46.2%	75.0%	69.3%	69.9%	40.7%	75.4%	66.3%

	Three Months Ended June 30,
	2009				2008
	Retail	Wholesale	Multifamily	Total	Retail	Wholesale	Multifamily	Total
Monitoring and related services revenue	$63,053	$12,732	$6,896	$82,681	$63,732	$11,669	$7,602	$83,003
Cost of monitoring and related services (exclusive of depreciation)	16,699	6,858	1,765	25,322	18,542	6,937	1,909	27,388
Gross margin	$46,354	$5,874	$5,131	$57,359	$45,190	$4,732	$5,693	$55,615

Gross margin %	73.5%	46.1%	74.4%	69.4%	70.9%	40.5%	74.9%	67.0%

For the six and three months ended June 30, 2009, our total monitoring and related services gross margin percentage increased from the prior period primarily due to reductions in costs.  Retail gross margin percentage improved in the six and three months ended June 30, 2009 compared to the six and three months ended June 30, 2008 due to the centralization of customer care and field technical support functions.  Wholesale gross margin percentage in the six and three months ended June 30, 2009 compared to the six and three months ended June 30, 2008 also improved due to labor efficiencies achieved through the integration of the billing and monitoring systems, combined with higher revenue from this segment’s largest customers.  The Wholesale gross margin percentage is typically lower than Retail and Multifamily gross margin percentages due to the reduced number of services we provide to dealers compared to services provided to our Retail and Multifamily customers.  Acquisition costs per monitored wholesale site are also significantly lower.  For the six and three months ended June 30, 2009, monitoring and related services gross margin percentage in our Multifamily segment was slightly lower than in the prior period because revenue in this segment decreased faster than we were able to reduce costs.

Customer Creation and Marketing. Our current customer acquisition strategy for our Retail segment relies primarily on internally generated sales, utilizing personnel in our existing branch infrastructure.  The internal sales program for our Retail segment generated $0.9 million and $1.2 million of new RMR in the six months ended June 30, 2009 and 2008, respectively, and $0.4 million and $0.6 million of new RMR in the three months ended June 30, 2009 and 2008, respectively.  The internal sales program for our Wholesale segment generated $0.6 million and $0.8 million of new Wholesale RMR in the six months ended June 30, 2009 and 2008, respectively, and $0.4 million and $0.5 million of new Wholesale RMR in the three months ended June 30, 2009 and 2008, respectively.

We engage in marketing and public relations programs to increase awareness for the Protection One® brand name nationally and to generate new lead sources and opportunities.  We are reaching out to targeted customers, both residential and commercial, through a variety of channels, including on-line programs and placements and, to a lesser extent, third-party list purchases, outbound calling and traditional mass communications, such as print and direct mail.

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

In the table below, we define attrition as a ratio, the numerator of which is the gross amount of lost RMR, which includes price decreases, for a given period, net of the adjustments described below, and the denominator of which is the average amount of RMR for a given period.  In some instances, we use estimates to derive attrition data.  In the calculations directly below, we do not reduce the gross RMR lost during a period by RMR added from “new owner” accounts, which are accounts where a new customer moves into a location installed with our security system and vacated by a prior customer, or from “relocation” accounts, which are accounts where an existing customer moves and transfers service to their new location.  The Retail attrition calculations for 2008 exclude the impact of cancellations related to our analog to digital wireless upgrade as such cancellations did not have a material impact on our monitoring and service margins.

As defined above, RMR gross attrition by business segment is summarized at June 30, 2009 and 2008.  Improvements in Retail RMR attrition on the acquired IASG portfolio during the second quarter of 2009 were offset by an increase in customer attrition for bankruptcy and other financial reasons as well as cancellations for customer non-payment.  Wholesale attrition for the second quarter of 2009 increased compared to the second quarter of 2008 due to the cancellation of a large customer.  Multifamily experienced a decrease in attrition for the second quarter of 2009 compared to the second quarter of 2008 due to a decrease in large customer cancellations.

	Recurring Monthly Revenue Attrition
	June 30, 2009		June 30, 2008
	Annualized Second Quarter	Trailing Twelve Months	Annualized Second Quarter	Trailing Twelve Months
Retail	13.4%	13.8%	12.9%	13.6%
Wholesale	26.1%	23.8%	24.5%	21.9%
Multifamily	6.5%	20.9%	12.9%	12.3%

In the table below, in order to enhance the comparability of our Retail segment attrition results with those of other industry participants, many of which report attrition net of new owner and relocation accounts and exclude price decreases, we define the denominator the same as above but define the numerator as the gross amount of lost RMR, excluding price decreases, for a given period reduced by RMR added from new owners and relocation accounts.

	Recurring Monthly Revenue Attrition
	June 30, 2009		June 30, 2008
	Annualized Second Quarter	Trailing Twelve Months	Annualized Second Quarter	Trailing Twelve Months
Retail	10.4%	10.8%	9.4%	10.2%

Our actual attrition experience shows that the relationship period with any individual customer can vary significantly.  Customers discontinue service with us for a variety of reasons, including relocation, service issues, cost and other financial issues.  A portion of our acquired customer base can be expected to discontinue service every year.   Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.  To a much greater extent than Retail, Wholesale attrition can be affected by the decisions of its largest dealers.  We also believe that high unemployment and instability in the housing and credit markets could contribute to elevated attrition levels for the next several quarters, which would have a negative impact on our revenue.

Adjusted EBITDA

Adjusted EBITDA is used by management and reviewed by the Board of Directors in evaluating segment performance and determining how to allocate resources across segments for investments in customer acquisition activities, capital expenditures and spending in general.  We believe it is also utilized by the investor community that follows the security monitoring industry.  Adjusted EBITDA is useful because it allows investors and management to evaluate and compare operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.  Specifically, Adjusted EBITDA allows management to evaluate segment results of operations, including operating performance of monitoring and service activities, effects of investments in creating new customer relationships, and sales and installation of security systems, without the effects of non-cash amortization and depreciation.  This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as loss before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing our consolidated financial performance.  Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Adjusted EBITDA by segment for the six and three months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	For the six months ended June 30,		For the three months ended June 30,
	2009	2008	2009	2008
Retail	$45,579	$43,320	$23,746	$22,230
Wholesale	6,213	3,941	2,948	1,735
Multifamily	7,288	6,657	3,342	3,202

Retail Adjusted EBITDA increased $2.3 million and $1.5 million for the six and three months ended June 30, 2009, respectively, compared to the six and three months ended June 30, 2008 due to improvements in monitoring and service gross margin and lower investment in creating new customers, partially offset by higher general and administrative costs.  Wholesale Adjusted EBITDA increased $2.3 million and $1.2 million for the six and three months ended June 30, 2009, respectively, compared to the six and three months ended June 30, 2008 primarily due to labor efficiencies achieved through the integration of the billing and monitoring systems, combined with higher revenue from this segment’s largest customers.  Multifamily Adjusted EBITDA increased $0.6 million and $0.1 million for the six and three months ended June 30, 2009, respectively, compared to the six and three months ended June 30, 2008.  Decreases in selling and general and administrative costs offset a decline in Multifamily monitoring and service revenue.

The following table provides a reconciliation of loss before income taxes to Adjusted EBITDA by segment (dollars amounts in thousands):

	For the six months ended June 30,
	2009	2008	2009	2008	2009	2008
	Retail		Wholesale		Multifamily
(Loss) Income before income taxes	$(12,978)	$(34,421)	$3,707	$(47)	$4,316	$2,604
Plus:
Interest expense, net	22,279	24,072	—	—	9	8
Amortization and depreciation expense	20,811	26,577	2,404	3,988	1,734	3,069
Amortization of deferred costs in excess of amortization of deferred revenue	14,452	13,324	—	—	1,211	976
Stock based compensation expense	353	714	—	—	—	—
Other costs	662	311	102	—	18	—
Loss on retirement of debt	—	12,788	—	—	—	—
Less:
Other income	—	(45)	—	—	—	—
Adjusted EBITDA	$45,579	$43,320	$6,213	$3,941	$7,288	$6,657

	For the three months ended June 30,
	2009	2008	2009	2008	2009	2008
	Retail		Wholesale		Multifamily
(Loss) Income before income taxes	$(5,823)	$(10,020)	$1,687	$(250)	$1,804	$1,206
Plus:
Interest expense, net	11,180	11,834	—	—	5	3
Amortization and depreciation expense	10,531	13,081	1,203	1,985	866	1,535
Amortization of deferred costs in excess of amortization of deferred revenue	7,163	6,771	—	—	667	458
Stock based compensation expense	39	348	—	—	—	—
Other costs	656	239	58	—	—	—
Less:
Other income	—	(23)	—	—	—	—
Adjusted EBITDA	$23,746	$22,230	$2,948	$1,735	$3,342	$3,202

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented.  Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results.  There have been no material changes to the critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first six months of fiscal 2009.

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

The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the six and three months ended June 30, 2009 and 2008.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations (dollars in thousands):

	Six Months Ended June 30,
	2009			2008
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
Retail segment:
Total amount incurred	$21,005	$23,679	$20,890	$26,131	$33,164	$26,214
Amount deferred	(10,233)	(14,207)	(5,435)	(14,893)	(22,247)	(9,653)
Amount amortized	7,139	12,906	8,685	6,254	10,854	8,724
Amount included in Statement of Operations	17,911	22,378	24,140	$17,492	$21,771	$25,285
Wholesale segment:
Total amount incurred (a)	327	—	1,015	$462	$—	$1,334
Multifamily segment:
Total amount incurred	630	1,612	412	$211	$1,810	$994
Amount deferred	(7)	(1,133)	(153)	(90)	(1,574)	(212)
Amount amortized	73	1,161	123	74	965	85
Amount included in Statement of Operations	696	1,640	382	$195	$1,201	$867
Total company:
Total amount incurred	21,962	25,291	22,317	$26,804	$34,974	$28,542
Amount deferred	(10,240)	(15,340)	(5,588)	(14,983)	(23,821)	(9,865)
Amount amortized	7,212	14,067	8,808	6,328	11,819	8,809
Amount reported in Statement of Operations	$18,934	$24,018	$25,537	$18,149	$22,972	$27,486

	Three Months Ended June 30,
	2009			2008
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
Retail segment:
Total amount incurred	$10,455	$11,796	$10,186	$13,325	$16,214	$13,348
Amount deferred	(5,002)	(7,019)	(2,718)	(7,439)	(10,633)	(4,955)
Amount amortized	3,508	6,393	4,278	3,253	5,625	4,399
Amount included in Statement of Operations	8,961	11,170	11,746	$9,139	$11,206	$12,792
Wholesale segment:
Total amount incurred (a)	143	—	558	$144	$—	$786
Multifamily segment:
Total amount incurred	327	461	143	$78	$672	$528
Amount deferred	(1)	(290)	(39)	—	(567)	(94)
Amount amortized	35	636	66	37	451	44
Amount included in Statement of Operations	361	807	170	$115	$556	$478
Total company:
Total amount incurred	10,925	12,257	10,887	$13,547	$16,886	$14,662
Amount deferred	(5,003)	(7,309)	(2,757)	(7,439)	(11,200)	(5,049)
Amount amortized	3,543	7,029	4,344	3,290	6,076	4,443
Amount reported in Statement of Operations	$9,465	$11,977	$12,474	$9,398	$11,762	$14,056

(a)          The wholesale segment revenue-other represents interest and fee income generated from our dealer loan program.

In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, our Retail segment also capitalized purchases of rental equipment in the amount of $1.1 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively, and $0.5 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively.  We purchased customer accounts valued at $0.7 million during the six and three months ended June 30, 2009.  We purchased customer accounts valued at $0.1 million during the six months ended June 30, 2008.  No customer accounts were purchased during the three months ended June 30, 2008.  Retail costs incurred during the six and three months ended June 30, 2009 decreased as a result of lower sales volumes due in part to fewer opportunities to sell security systems in the current economic conditions.  In addition, Retail costs incurred during the six months ended June 30, 2008 include expenses related to our analog to digital technology upgrade.

New accounting standards

See Note 12 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Operating Results

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Protection One Consolidated

Revenue increased $1.1 million, or 0.6%, to $185.1 million in the first six months of 2009 compared to $184.0 million in the first six months of 2008.  Monitoring and related services revenue increased $0.4 million to $166.2 million primarily due to an increase in wholesale customer sites, partially offset by a decline in Retail and Multifamily monitoring and services revenue.  Installation and other revenue increased $0.8 million, or 4.3%, to $18.9 million in the first six months of 2009 compared to $18.1 million in the first six months of 2008 primarily due to an increase in amortization of previously deferred customer acquisition revenue.  Cost of monitoring and related services revenue decreased $4.7 million, or 8.5%, to $51.1 million in the first six months of 2009 compared to $55.8 million in the first six months of 2008.  The decrease is primarily due to the centralization of Retail customer care and field technical support functions and labor efficiencies achieved through the integration of Wholesale’s billing and monitoring systems.  Selling expense decreased by $2.0 million, or 7.1%, to $25.5 million in the first six months of 2009 compared to $27.5 million in the first six months of 2008, due to a reduction in costs associated with our marketing programs and a reduction in sales headcount.  General and administrative costs increased $3.1 million, or 8.0%, to $42.2 million in the first six months of 2009 compared to $39.1 million in the first six months of 2008, primarily due to increases in bad debt expense and legal fees.

Amortization and depreciation decreased $8.7 million, or 25.8%, to $24.9 million in the first six months of 2009 compared to $33.6 million in the first six months of 2008.  The decrease is primarily a result of changes in estimates based on our lifing studies conducted in the fourth quarter of 2008 as well as certain intangible assets becoming fully amortized.   See Note 3 to our Condensed Consolidated Financial Statements, Goodwill and Intangible Assets, for additional information related to the lifing study.

Net interest expense decreased $1.8 million, or 7.4%, to $22.3 million for the first six months of 2009 compared to $24.1 million in the first six months of 2008 due to lower debt discount amortization as a result of refinancing our Senior Subordinated Notes.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Six Months Ended June 30,
	2009		2008
Revenue
Monitoring and related services	$126,770	87.6%	$127,250	87.9%
Installation and other	17,911	12.4	17,492	12.1
Total revenue	144,681	100.0	144,742	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	33,901	23.4	38,290	26.5
Installation and other	22,378	15.5	21,771	15.0
Total cost of revenue (exclusive of amortization and depreciation shown below)	56,279	38.9	60,061	41.5
Operating Expenses
Selling expense	24,140	16.7	25,285	17.5
General and administrative expense	34,150	23.6	30,424	21.0
Amortization of intangibles and depreciation expense	20,811	14.4	26,577	18.4
Total operating expenses	79,101	54.7	82,286	56.9
Operating income	$9,301	6.4%	$2,395	1.6%

The change in our Retail segment customer base for the period is shown below.

	Six Months Ended June 30,
	2009	2008

Beginning Balance, January 1	574,001	602,519
Customer additions	19,332	26,914
Customer losses	(38,314)	(39,336)
Other adjustments	1,439	426
Ending Balance, June 30	556,458	590,523

Revenue in the first six months of 2009 was consistent with revenue in the first six months of 2008 at $144.7 million.  Monitoring and related services revenue was slightly lower in the first six months of 2009 than the first six months of 2008 primarily resulting from lower service call volume.   See “Summary of Significant Matters—Recurring Monthly Revenue,” above for a roll-forward of RMR and additional information regarding the change in recurring monthly revenue in the first six months of 2009.  Installation and other revenue increased $0.4 million in the first six months of 2009 compared to the first six months of 2008 due to an increase of $0.9 million in amortization of previously deferred customer acquisition revenue, partially offset by a decrease of $0.5 million in security system outright equipment sales to commercial customers.  Revenue consists primarily of (1) contractual revenue derived from providing monitoring and maintenance service, (2) revenue from our installations of new alarm systems, consisting primarily of sales of burglar alarm, CCTV, fire alarm and card access control systems to commercial customers and (3) amortization of previously deferred revenue.

Cost of revenue decreased $3.8 million, or 6.3%, to $56.3 million in the first six months of 2009 compared to $60.1 million in the first six months of 2008.  Cost of monitoring and related services decreased $4.4 million in the first six months of 2009 compared to the first six months of 2008 due to centralization of customer care and field technical support functions.  This improvement was partially offset by a $0.6 million increase in installation and other expense primarily due to an increase of $2.1 million in amortization of previously deferred customer costs partially offset by $0.9 million of reduced costs related to gross margin improvement from a lower volume of security system equipment sales to commercial customers in the first six months of 2009 compared to the first six months of 2008.  Cost of revenue includes the costs of monitoring, billing, customer service, field operations, and equipment and labor charges to install alarm systems, CCTV, fire alarms and card access control systems sold to our commercial customers, as well as amortization of previously deferred customer acquisition costs.

Operating expense decreased $3.2 million, or 3.9%, to $79.1 million in the first six months of 2009 compared to $82.3 million in the first six months of 2008.  Increases in general and administrative expenses, particularly legal fees and bad debt expense, were offset by a decrease in amortization of customer accounts resulting partially from changes in estimates based on our lifing study in 2008 as well as a reduction in costs associated with our marketing programs and a reduction in sales headcount.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Six Months Ended June 30,
	2009		2008
Revenue
Monitoring and related services	$25,311	98.7%	$23,187	98.0%
Other	327	1.3	462	2.0
Total revenue	25,638	100.0	23,649	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	13,627	53.1	13,740	58.1
Operating Expenses
Selling expense	1,015	4.0	1,334	5.6
General and administrative expense	4,885	19.0	4,634	19.6
Amortization of intangibles and depreciation expense	2,404	9.4	3,988	16.9
Total operating expenses	8,304	32.4	9,956	42.1
Operating income (loss)	$3,707	14.5%	$(47)	(0.2)%

The change in our Wholesale segment monitored site base for the period is shown below.

	Six Months Ended June 30,
	2009	2008

Beginning Balance, January 1	991,014	865,163
Monitored site additions	165,532	206,969
Monitored site losses	(107,230)	(103,384)
Other adjustments	67	731
Ending Balance, June 30	1,049,383	969,479

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Significant Matters—Recurring Monthly Revenue,” above.

Revenue increased $2.0 million, or 8.4%, to $25.6 million in the first six months of 2009 compared to $23.6 million in the first six months of 2008 due to the addition of monitored sites from our largest wholesale dealers.  This revenue consists primarily of contractual revenue derived from providing monitoring service, as well as interest and fee income generated from our dealer loan program.

Cost of revenue decreased slightly, less than one percent, in the first six months of 2009 compared to the first six months of 2008. These costs generally relate to the cost of providing monitoring service, including the costs of monitoring and dealer care.  Cost of monitoring and related services revenue as a percent of the related revenue decreased to 53.8% for the first six months of 2009 compared to 59.3% in the first six months of 2008 due to a more efficient operating structure from consolidating our monitoring centers onto a common monitoring and billing platform.

Operating expense decreased $1.7 million, or 16.6%, to $8.3 million in the first six months of 2009 compared to $10.0 million in the first six months of 2008 and also decreased as a percentage of revenues for the first six months of 2009 to 32.4% compared to 42.1% for the first six months of 2008.  The improvement is primarily a result of a decrease in amortization and depreciation expense as certain intangible assets became fully amortized, and to a lesser degree, the impact of changes in estimates based on our lifing study in 2008.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Six Months Ended June 30,
	2009		2008
Revenue
Monitoring and related services	$14,133	95.3%	$15,392	98.7%
Installation and other	696	4.7	195	1.3
Total revenue	14,829	100.0	15,587	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	3,540	23.9	3,788	24.3
Installation and other	1,640	11.0	1,201	7.7
Total cost of revenue (exclusive of amortization and depreciation shown below)	5,180	34.9	4,989	32.0
Operating Expenses
Selling expense	382	2.6	867	5.5
General and administrative expense	3,208	21.6	4,051	26.0
Amortization of intangibles and depreciation expense	1,734	11.7	3,069	19.7
Total operating expenses	5,324	35.9	7,987	51.2
Operating income	$4,325	29.2%	$2,611	16.8%

The change in our Multifamily segment monitored site base for the period is shown below.

	Six Months Ended June 30,
	2009	2008

Beginning Balance, January 1,	240,648	277,743
Monitored site additions	4,832	5,340
Monitored site losses	(26,313)	(18,384)
Ending Balance, June 30,	219,167	264,699

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Significant Matters—Recurring Monthly Revenue,” above.

Revenue decreased $0.8 million, or 4.9%, to $14.8 million in the first six months of 2009 compared to $15.6 million in the first six months of 2008.  This decrease is the result of the decline in our customer base and related monitoring and service revenue.  The Multifamily segment monitored site losses continue to exceed monitored site additions.  Losses of monitored sites were higher in the first six months of 2009 than the first six months of 2008 due to the termination of services by several large customers due to financial hardship.  Installation and other revenue increased in the first six months of 2009 compared to the first six months of 2008 due to an increase in security system equipment sales.  Revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service, the installation of alarm systems and amortization of previously deferred customer acquisition revenue.

Cost of revenue increased $0.2 million, or 3.8%, to $5.2 million in the first six months of 2009 compared to $5.0 million in the first six months of 2008, which is primarily attributable to an increase in installation costs resulting from higher amortization of previously deferred costs as well as the increase in security system equipment sales.  Monitoring and related services cost of revenue decreased by $0.2 million in the first six months of 2009 compared to the first six months of 2008 due to the decline in the Multifamily customer base.  Cost of revenue includes monitoring, billing, customer service and field operations related to providing our monitoring services, as well as the cost to install access control systems and amortization of previously deferred costs.

Operating expenses decreased $2.7 million, or 33.3%, to $5.3 million in the first six months of 2009 compared to $8.0 million in the first six months of 2008.  This decrease is primarily attributable to a decrease in Multifamily’s share of corporate shared services, such as human resources and information technology.  An increase in bad debt expense was also offset by lower selling expense.  In addition, amortization of intangibles and depreciation expense decreased $1.4 million, or 43.5%, to $1.7 million in the first six months of 2009 compared to $3.1 million in the first six months of 2008 due to the impact of changes in estimates based on our lifing study in 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Protection One Consolidated

Revenue decreased slightly, less than one half of one percent, to $92.1 million in the second quarter of 2009 compared to $92.4 million in the second quarter of 2008.  Monitoring and related services revenue decreased $0.3 million to $82.7 million primarily due to a decline in Retail and Multifamily monitoring and services revenue, partially offset by an increase in wholesale customer sites.  Installation and other revenue increased $0.1 million, or 0.7%, to $9.5 million in the second quarter of 2009 compared to $9.4 million in the second quarter of 2008 primarily due to an increase in amortization of previously deferred customer acquisition revenue.  Cost of monitoring and related services revenue decreased $2.1 million, or 7.5%, to $25.3 million in the second quarter of 2009 compared to $27.4 million in the second quarter of 2008.  The decrease is primarily due to the centralization of Retail customer care and field technical support functions and Wholesale labor efficiencies.  Selling expense decreased by $1.6 million, or 11.3%, to $12.5 million in the second quarter of 2009 compared to $14.1 million in the second quarter of 2008, due to a reduction in costs associated with our marketing programs and a reduction in sales headcount.  General and administrative costs increased $1.1 million, or 5.4%, to $20.9 million in the second quarter of 2009 compared to $19.8 million in the second quarter of 2008, primarily due to increases in bad debt expense and legal fees.

Amortization and depreciation decreased $4.0 million, or 24.1%, to $12.6 million in the second quarter of 2009 compared to $16.6 million in the second quarter of 2008.  The decrease is primarily a result of changes in estimates based on our lifing studies conducted in the fourth quarter of 2008 as well as certain intangible assets becoming fully amortized.   See Note 3 to our Condensed Consolidated Financial Statements, Goodwill and Intangible Assets, for additional information related to the lifing study.

Net interest expense decreased $0.6 million, or 5.5%, to $11.2 million for the second quarter of 2009 compared to $11.8 million in the second quarter of 2008 primarily due to a decrease in prime rate for our Unsecured Term Loan.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
Revenue
Monitoring and related services	$63,053	87.6%	$63,732	87.5%
Installation and other	8,961	12.4	9,139	12.5
Total revenue	72,014	100.0	72,871	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	16,699	23.2	18,542	25.4
Installation and other	11,170	15.5	11,206	15.4
Total cost of revenue (exclusive of amortization and depreciation shown below)	27,869	38.7	29,748	40.8
Operating Expenses
Selling expense	11,746	16.3	12,792	17.5
General and administrative expense	16,512	22.9	15,460	21.2
Amortization of intangibles and depreciation expense	10,531	14.7	13,081	18.0
Total operating expenses	38,789	53.9	41,333	56.7
Operating income	$5,356	7.4%	$1,790	2.5%

The change in our Retail segment customer base for the period is shown below.

	Three Months Ended June 30,
	2009	2008

Beginning Balance, April 1	564,776	596,053
Customer additions	9,557	13,302
Customer losses	(19,533)	(18,802)
Other adjustments	1,658	(30)
Ending Balance, June 30	556,458	590,523

Revenue decreased $0.9 million, or 1.2%, to $72.0 million in the second quarter of 2009 compared to $72.9 million in the second quarter of 2008.  Monitoring and related services revenue decreased $0.7 million in the second quarter of 2009 compared to the second quarter of 2008 due to lower service call volume.   See “Summary of Significant Matters—Recurring Monthly Revenue,” above for a roll-forward of RMR and additional information regarding the change in recurring monthly revenue in the second quarter of 2009.  Installation and other revenue decreased $0.2 million in the second quarter of 2009 compared to the second quarter of 2008 due to a decrease in security system outright equipment sales to commercial customers, partially offset by an increase in amortization of previously deferred customer acquisition revenue.  Revenue consists primarily of (1) contractual revenue derived from providing monitoring and maintenance service, (2) revenue from our installations of new alarm systems, consisting primarily of sales of burglar alarm, CCTV, fire alarm and card access control systems to commercial customers and (3) amortization of previously deferred revenue.

Cost of revenue decreased $1.9 million, or 6.3%, to $27.8 million in the second quarter of 2009 compared to $29.7 million in the second quarter of 2008.  Cost of monitoring and related services decreased $1.8 million in the second quarter of 2009 compared to the second quarter of 2008 due to centralization of customer care and field technical support functions.  Cost of installation and other revenue in the second quarter of 2009 was consistent with the second quarter of 2008.  An increase in amortization of previously deferred customer acquisition costs was offset by a decrease in the cost of security system outright equipment sales to commercial customers.  Cost of revenue includes the costs of monitoring, billing, customer service, field operations, and equipment and labor charges to install alarm systems, CCTV, fire alarms and card access control systems sold to our commercial customers, as well as amortization of previously deferred customer acquisition costs.

Operating expense decreased $2.5 million, or 6.2%, to $38.8 million in the second quarter of 2009 compared to $41.3 million in the second quarter of 2008.  Increases in general and administrative expenses, particularly legal fees and to a lesser degree, bad debt expense, were offset by a decrease in amortization of customer accounts resulting partially from changes in estimates based on our lifing study in 2008.   Selling expense decreased in the second quarter of 2009 compared the second quarter of 2008, due to a reduction in costs associated with our marketing programs and a reduction in sales headcount.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
Revenue
Monitoring and related services	$12,732	98.9%	$11,669	98.8%
Other	143	1.1	144	1.2
Total revenue	12,875	100.0	11,813	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	6,858	53.3	6,937	58.7
Operating Expenses
Selling expense	558	4.3	786	6.7
General and administrative expense	2,569	20.0	2,354	19.9
Amortization of intangibles and depreciation expense	1,203	9.3	1,985	16.8
Total operating expenses	4,330	33.6	5,125	43.4
Operating income (loss)	$1,687	13.1%	$(249)	(2.1)%

The change in our Wholesale segment monitored site base for the period is shown below.

	Three Months Ended June 30,
	2009	2008

Beginning Balance, April 1	987,748	893,882
Monitored site additions	119,616	135,917
Monitored site losses	(57,981)	(60,581)
Other adjustments	—	261
Ending Balance, June 30	1,049,383	969,479

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Significant Matters—Recurring Monthly Revenue,” above.

Revenue increased $1.1 million, or 9.0%, to $12.9 million in the second quarter of 2009 compared to $11.8 million in the second quarter of 2008 due to the addition of monitored sites from our largest wholesale dealer.  Revenue consists primarily of contractual revenue derived from providing monitoring service, as well as interest and fee income generated from our dealer loan program.

Cost of revenue in the second quarter of 2009 was consistent with cost of revenue in the second quarter of 2008 at $6.9 million.  These costs generally relate to the cost of providing monitoring service, including the costs of monitoring and dealer care.  Cost of monitoring and related services revenue as a percent of the related revenue decreased to 53.9% for the second quarter of 2009 compared to 59.4% in the second quarter of 2008 due to a more efficient operating structure from consolidating our monitoring centers onto a common monitoring and billing platform.

Operating expense decreased $0.8 million, or 15.5%, to $4.3 million in the second quarter of 2009 compared to $5.1 million in the second quarter of 2008 and also decreased as a percentage of revenues for the second quarter of 2009 to 33.6% compared to 43.4% for the second quarter of 2008.  The improvement is primarily a result of a decrease in amortization and depreciation expense as certain intangible assets became fully amortized as well as the impact of changes in estimates based on our lifing study in 2008.  A decrease in selling expense offset a similar increase in general and administrative expenses.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
Revenue
Monitoring and related services	$6,896	95.0%	$7,602	98.5%
Installation and other	361	5.0	115	1.5
Total revenue	7,257	100.0	7,717	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	1,765	24.3	1,909	24.7
Installation and other	807	11.1	556	7.2
Total cost of revenue (exclusive of amortization and depreciation shown below)	2,572	35.4	2,465	31.9
Operating Expenses
Selling expense	170	2.3	478	6.2
General and administrative expense	1,839	25.4	2,030	26.3
Amortization of intangibles and depreciation expense	866	11.9	1,535	19.9
Total operating expenses	2,875	39.6	4,043	52.4
Operating income	$1,810	25.0%	$1,209	15.7%

The change in our Multifamily segment monitored site base for the period is shown below.

	Three Months Ended June 30,
	2009	2008

Beginning Balance, April 1,	218,752	268,548
Monitored site additions	2,440	2,853
Monitored site losses	(2,025)	(6,702)
Ending Balance, June 30,	219,167	264,699

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Significant Matters—Recurring Monthly Revenue,” above.

Revenue decreased $0.4 million, or 6.0%, to $7.3 million in the second quarter of 2009 compared to $7.7 million in the second quarter of 2008.  A decrease in monitoring and service revenue due to the declining customer base was offset by an increase in security system equipment sales.  Although site additions exceeded losses of monitored sites in the second quarter of 2009, we do not expect that trend to continue in the remainder of 2009.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service, the installation of alarm systems and amortization of previously deferred customer acquisition revenue.

Cost of revenue increased $0.1 million, or 4.3%, to $2.6 million in the second quarter of 2009 compared to $2.5 million in the second quarter of 2008, which is primarily attributable to an increase in installation costs resulting from higher amortization of previously deferred costs.  Monitoring and related services cost of revenue decreased by $0.1 million in the second quarter of 2009 compared to the second quarter of 2008 due to the decline in the Multifamily customer base.  Cost of revenue includes monitoring, billing, customer service and field operations related to providing our monitoring services, as well as the cost to install access control systems and amortization of previously deferred costs.

Operating expenses decreased $1.1 million, or 28.9%, to $2.9 million in the second quarter of 2009 compared to $4.0 million in the second quarter of 2008.  This decrease is primarily attributable to a decrease in Multifamily’s share of corporate shared services, such as human resources and information technology.  An increase in bad debt expense was also offset by lower selling expense.  In addition, amortization of intangibles and depreciation expense decreased 43.6% to $0.9 million in the second quarter of 2009 from $1.5 million in the second quarter of 2008 due to the impact of changes in estimates based on our lifing study in 2008.

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and interest and principal payments required under all of our debt obligations during the twelve months following the date of the financial statements included in this report.

In response to the recent economic conditions, we have assessed the liquidity of our investments.  Our cash and cash equivalents are deposited in mutual funds invested primarily in U.S. Treasury securities.  Although the mutual funds are permitted seven days to satisfy withdrawal requests, in our experience, the financial institutions have never exercised the provision.  We believe, based on information available to management at this time, that there is minimal risk regarding liquidity of our approximately $66.8 million cash and cash equivalents as of June 30, 2009.

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

Supply chain risk was also considered relative to the recent economic conditions.  Two vendors are the principal providers of our security-related products and services for our Retail and Multifamily segments.  We believe we can obtain alternative supply in the event such products and services are not available from our existing Retail suppliers.  We also believe we have sufficient product on hand for our Multifamily segment to continue to provide ongoing services in the short-term in the event we are unable to obtain products from our primary suppliers to this segment.

The senior credit facility includes a $25.0 million revolving credit facility, of which $19.7 million remains available as of August 3, 2009 after reducing total availability by $2.8 million for an outstanding letter of credit and $2.5 million in commitments from Lehman.  In the first quarter of 2007, the applicable margins with respect to the term loan under the senior credit facility were reduced to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Depending on our leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for base rate borrowing and 2.25% to 3.25% for Eurodollar borrowing. The revolving credit facility matures on April 18, 2010 and the term loan matures on March 31, 2012.  We intend to refinance our revolving credit facility prior to its maturity on April 18, 2010, however, we cannot provide any assurances that we will be able to do so on favorable terms or at all.  We do not believe an inability to refinance our revolving credit facility would have a material impact on our liquidity, operations or consolidated financial statements.

The senior credit facility is secured by substantially all of our assets, requires quarterly principal payments of $0.75 million and requires potential annual prepayments based on a calculation of “Excess Cash Flow” as defined in the Senior Credit Agreement, commencing with the year ending December 31, 2008 and due in the first quarter of each subsequent year.  We were not required to make a prepayment based on the “Excess Cash Flow” calculation for the year ended December 31, 2008 in the first quarter of 2009.  Based upon projected 2009 results, we anticipate that we could be required to make such a mandatory prepayment between $20 million and $30 million depending upon the amount of excess cash flow, as defined under the Senior Credit Agreement, generated in 2009.  The excess cash flow mandatory prepayment is an annual requirement under the Senior Credit Agreement, and because the estimated prepayment amount is based on forecasted cash flows for the remainder of the year, the final excess cash flow mandatory prepayment, if any, could ultimately differ materially from our estimate.

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

The following table presents the financial ratios required by our Senior Credit Agreement, Senior Secured Notes Indenture and Unsecured Term Loan Agreement through the third quarter of 2010 and our actual ratios as of June 30, 2009.

Debt Instrument	Financial Covenants	Ratio Requirements	Actual Ratio as of June 30, 2009
Senior Credit Agreement	Consolidated Leverage Ratio (consolidated total debt on last day of period/consolidated EBITDA for most recent four fiscal quarters)	Q2 2009 through Q3 2009: Less than 5.75:1.0 Q4 2009 through Q3 2010; less than 5.5:1.0	4.58:1.0

	Consolidated Interest Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Greater than 2.0:1.0	2.46:1.0

Senior Secured Notes Indenture	Consolidated Fixed Charge Coverage Ratio (current fiscal quarter EBITDA/current fiscal quarter interest expense)	Greater than 2.25:1.0	2.74:1.0

Unsecured Term Loan Agreement	Consolidated Fixed Charge Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Greater than 2.25:1.0	2.66:1.0

At June 30, 2009, we were in compliance with the financial covenants and other maintenance tests for all our debt obligations.  The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in our Senior Credit Agreement are maintenance tests and the Consolidated Fixed Charge Coverage Ratios contained in our Senior Secured Notes Indenture and Unsecured Term Loan Agreement are debt incurrence tests.  We cannot be deemed to be in default solely due to failure to meet such debt incurrence tests.  However, failure to meet such debt incurrence tests could result in restriction on our ability to incur additional ratio indebtedness.  We believe that should we fail to meet the minimum Consolidated Fixed Charge Coverage Ratios in our Senior Secured Notes Indenture and Unsecured Term Loan Agreement, our ability to borrow additional funds under other permitted indebtedness provisions in our Senior Secured Notes Indenture, Unsecured Term Loan Agreement and Senior Credit Agreement would provide us with sufficient liquidity for our currently foreseeable operational needs.  Our outstanding debt instruments also generally restrict our ability to pay any cash dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

Cash Flow

Operating Cash Flows for the Six Months Ended June 30, 2009.  Our operations provided cash of $45.4 million and $32.6 million in the first six months of 2009 and 2008, respectively.  We expect to continue to generate cash from operating activities in excess of the cash required for operations and interest payments due in the twelve months following the date of the financial statements included in this report.  Working capital was $17.7 million as of June 30, 2009 compared to a deficit of $1.8 million as of December 31, 2008.  The increase in working capital at June 30, 2009 is primarily related to improvements in operating results as well as higher cash balances at June 30, 2009.

Investing Cash Flows for the Six Months Ended June 30, 2009.  We used a net $14.8 million and $22.4 million for our investing activities for the first six months of 2009 and 2008, respectively.  We invested a net $12.5 million in cash to install and acquire new accounts (including rental equipment) and $2.4 million to acquire fixed assets in the first six months of 2009.  We invested a net $21.5 million in cash to install and acquire new accounts (including rental equipment) and $2.4 million to acquire fixed assets in the first six months of 2008.  During the first six months of 2008, we received $1.5 million from the reduction of restricted cash.

Financing Cash Flows for the Six Months Ended June 30, 2009.  Financing activities used a net $2.7 million and $10.5 million in the first six months of 2009 and 2008, respectively.  In the first six months of 2009, we paid $2.7 million for the repayment of borrowings under our senior credit facility and capital leases.  In the first six months of 2008, we paid $118.8 million for the redemption of our Senior Subordinated Notes and the repayment of borrowings under our senior credit facility and capital leases, $2.0 million for debt issuance costs and received $110.3 million of proceeds from borrowings.

Capital Expenditures

Assuming we have available funds, net capital expenditures for 2009 (inclusive of $14.9 million spent through June 30, 2009) are expected to be $33 million, of which $7 million, is expected to be used for fixed asset purchases, with the balance to be used for net customer acquisition costs and non-monitored leased equipment.  These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Material Commitments

Our contractual cash obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant changes in these commitments from that reported in our Annual Report on Form 10-K for the year ended December 31, 2008.  We have future, material, long-term commitments, which, as of June 30, 2009, included $290.3 million related to the senior credit facility, $110.3 million related to the Unsecured Term Loan and $115.3 million related to the Senior Secured Notes.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions or commitments as of or for the six months ended June 30, 2009, other than as disclosed in this report.

Credit Ratings

Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  As of August 3, 2009, our senior credit facility and our Senior Secured Notes were rated as follows (our Unsecured Term Loan is not rated).

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Unsecured Term Loan is a variable rate debt instrument with borrowings of $110.3 million outstanding as of August 3, 2009.  Our senior credit facility is a variable rate debt instrument, and as of August 3, 2009, we had borrowings of $290.3 million outstanding.  We have three interest rate swap agreements to fix the variable component of the interest rate on $250 million of our LIBOR-based variable debt under the senior credit facility at 3.15% to 3.19%.  The interest rate swaps mature from September 2010 to November 2010.  With the current applicable margin on our LIBOR-based borrowings under our senior credit facility at 2.25%, the effective interest rate on the swapped debt ranges from 5.40% to 5.44%.

As of August 3, 2009, the one-month LIBOR was 0.28% and the prime rate was 3.25%.  The table below reflects the impact on pre-tax income of changes in LIBOR and the prime rate from their rates on August 3, 2009 (dollars in thousands):

(Decrease) Increase in index rate	(2.00)%	(1.00)%	0.00%	1.00%	2.00%	3.00%	4.00%
Increase (Decrease) in pre-tax income	$2,318	$1,214	$0	$(1,505)	$(3,012)	$(4,518)	$(6,024)

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. As of June 30, 2009, the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, concluded that its disclosure controls and procedures are effective (a) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the quarter ended June 30, 2009.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of stockholders was held on June 24, 2009.  The following actions were approved at the meeting:

•                  Election of nine nominees to the Board of Directors to serve for a term of one year.  Those nominated and elected were Richard Ginsburg, Raymond C. Kubacki, Robert J. McGuire, Jeffrey S. Nordhaus, Alex Hocherman, Thomas J. Russo, Edward Sippel, Michael Weinstock and Arlene M. Yocum.

Stockholders of record as of April 30, 2009 were authorized to vote on the proposed actions.  We did not solicit proxies.  The results of the vote were as follows:

	Votes For	Abstentions or Broker and Other Non-votes
Election of directors:
Richard Ginsburg	17,705,829	7,610,700
Alex Hocherman	17,705,829	7,610,700
Raymond C. Kubacki	17,705,829	7,610,700
Robert J. McGuire	17,705,829	7,610,700
Jeffrey S. Nordhaus	17,705,829	7,610,700
Thomas J. Russo	17,705,829	7,610,700
Edward Sippel	17,705,829	7,610,700
Michael Weinstock	17,705,829	7,610,700
Arlene M. Yocum	17,705,829	7,610,700

No other business was conducted at the annual meeting.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

10.1	2009 Senior Management Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company and POAMI dated June 3, 2009)*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring, Inc.+
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring, Inc.+
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.+
32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring, Inc.+
32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One Alarm Monitoring, Inc.+

*Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement

+ Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2009	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)