Form 10-Q
period 2009-09-30
PROTECTION ONE INC; PROTECTION ONE ALARM MONITORING INC
filed 2009-11-09
CIK 916230, 916310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☐  No ☒

As of November 2, 2009, Protection One, Inc. had outstanding 25,333,371 shares of Common Stock, par value $0.01 per share.  As of such date, Protection One Alarm Monitoring, Inc. had outstanding 110 shares of Common Stock, par value $0.10 per share, all of which were owned by Protection One, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking.  These forward-looking statements generally can be identified by, among other things, the use of forward-looking language such as the words “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “may,” “will,” “would,” “should,” “could,” “seeks,” “plans,” “intends,” or other words of similar import or their negatives.  Such statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer acquisition strategy and attrition, projected cash flow and potential prepayments under our Senior Credit Agreement, our liquidity and sources of funding, our capital expenditures and our plans to amend our senior credit facility and redeem our Senior Secured Notes.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by federal securities laws.  Certain factors that could cause actual results to differ include:

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

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2009	2008
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$76,608	$38,883
Accounts receivable, net of allowance of $7,104 at September 30, 2009 and $6,199 at December 31, 2008	32,842	39,281
Notes receivable	823	1,143
Inventories, net	4,259	4,973
Prepaid expenses	3,391	4,646
Other	1,422	3,022
Total current assets	119,345	91,948
Restricted cash	2,191	2,245
Property and equipment, net	32,173	36,168
Customer accounts, net	212,151	237,718
Dealer relationships, net	35,623	37,597
Other intangibles, net	39	209
Goodwill	41,604	41,604
Trade names	27,687	27,687
Notes receivable, net of current portion	2,746	3,049
Deferred customer acquisition costs	147,192	150,848
Other	7,368	9,981
Total Assets	$628,119	$639,054
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$5,238	$5,361
Accounts payable	3,357	3,315
Accrued liabilities	37,313	39,022
Deferred revenue	44,331	46,027
Total current liabilities	90,239	93,725
Long-term debt and capital leases, net of current portion	519,003	523,927
Deferred customer acquisition revenue	98,327	95,028
Deferred tax liability	1,252	1,166
Other liabilities	2,571	5,458
Total Liabilities	711,392	719,304
Commitments and contingencies (see Note 9)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 25,333,371 and 25,316,529 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	253	253
Additional paid-in capital	181,224	180,800
Accumulated other comprehensive loss	(7,158)	(9,169)
Deficit	(257,592)	(252,134)
Total stockholders’ equity (deficiency in assets)	(83,273)	(80,250)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$628,119	$639,054

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenue:
Monitoring and related services	$248,647	$250,020
Installation and other	29,061	28,014
Total revenue	277,708	278,034

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	76,943	83,766
Installation and other	36,412	36,166
Total cost of revenue (exclusive of amortization and depreciation shown below)	113,355	119,932

Operating expenses:
Selling	38,440	42,133
General and administrative	59,396	59,551
Amortization and depreciation	37,529	50,065
Impairment of trade name	—	475
Total operating expenses	135,365	152,224
Operating income	28,988	5,878
Other expense (income):
Interest expense	33,846	36,876
Interest income	(41)	(752)
Loss on retirement of debt	—	12,788
Other	—	(77)
Total other expense	33,805	48,835
Loss before income taxes	(4,817)	(42,957)
Income tax expense	641	354
Net loss	(5,458)	(43,311)

Other comprehensive income, net of tax:
Unrealized gain on cash flow hedging instruments	2,011	1,004
Comprehensive loss	$(3,447)	$(42,307)

Basic and diluted per share information:
Net loss per common share	$(0.22)	$(1.71)

Weighted average common shares outstanding	25,321	25,308

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenue:
Monitoring and related services	$82,433	$84,192
Installation and other	10,127	9,864
Total revenue	92,560	94,056

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	25,875	27,948
Installation and other	12,393	13,194
Total cost of revenue (exclusive of amortization and depreciation shown below)	38,268	41,142

Operating expenses:
Selling	12,903	14,647
General and administrative	17,155	20,442
Amortization and depreciation	12,580	16,431
Impairment of trade name	—	475
Total operating expenses	42,638	51,995
Operating income	11,654	919
Other expense (income):
Interest expense	11,529	12,219
Interest income	(13)	(175)
Other	—	(31)
Total other expense	11,516	12,013
Income (loss) before income taxes	138	(11,094)
Income tax expense	260	50
Net loss	(122)	(11,144)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedging instruments	517	(1,120)
Comprehensive income (loss)	$395	$(12,264)

Basic and diluted per share information:
Net loss per common share	$(0.00)	$(0.44)

Weighted average common shares outstanding	25,329	25,311

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,458)	$(43,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(98)	(67)
Loss on retirement of debt	—	12,788
Impairment of trade name	—	475
Amortization and depreciation	37,529	50,065
Amortization of debt costs, discounts and premium	(398)	1,705
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	23,208	22,815
Stock based compensation expense	424	1,090
Deferred income taxes	90	(144)
Provision for doubtful accounts	4,752	3,111
Other	338	(52)
Changes in assets and liabilities
Accounts receivable, net	1,689	(2,956)
Notes receivable	623	2,148
Other assets	4,669	1,997
Accounts payable	41	1,182
Deferred revenue	(1,964)	(1,244)
Accrued interest	(896)	(823)
Other liabilities	(1,199)	(2,415)
Net cash provided by operating activities	63,350	46,364

Cash flows from investing activities:
Deferred customer acquisition costs	(31,250)	(49,723)
Deferred customer acquisition revenue	15,127	22,251
Purchase of rental equipment	(1,685)	(4,093)
Purchase of property and equipment	(3,263)	(4,487)
Purchases of new accounts	(1,004)	(695)
Reduction of restricted cash	60	1,617
Proceeds from disposition of assets and other	249	95
Net cash used in investing activities	(21,766)	(35,035)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(3,859)	(120,170)
Proceeds from borrowings	—	110,340
Debt issue costs	—	(2,020)
Net cash used in financing activities	(3,859)	(11,850)
Net increase (decrease) in cash and cash equivalents	37,725	(521)
Cash and cash equivalents:
Beginning of period	38,883	40,999
End of period	$76,608	$40,478

Cash paid for interest	$34,944	$35,985

Cash paid for income taxes	$470	$518

Non-cash investing and financing activity:
Vehicle additions under capital lease	$387	$1,696

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

In the opinion of management of the Company, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations presented for the nine and three months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated subsequent events through the date the financial statements were filed with the SEC.

2.     Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (in thousands):

	September 30, 2009	December 31, 2008
Furniture, fixtures and equipment	$7,485	$7,061
Data processing and telecommunication	41,151	39,002
Leasehold improvements	8,031	7,544
Vehicles	6,154	6,427
Vehicles under capital leases	9,687	9,572
Buildings and other	6,364	6,320
Rental equipment	14,872	13,318
	93,744	89,244
Less accumulated depreciation	(61,571)	(53,076)
Property and equipment, net	$32,173	$36,168

Depreciation expense was $9.4 million and $9.5 million for the nine months ended September 30, 2009 and 2008, respectively.  Depreciation expense was $3.1 million for each of the three month periods ended September 30, 2009 and 2008.  The amount of fixed asset additions included in accounts payable was $30 thousand and $0.7 million as of September 30, 2009 and December 31, 2008, respectively.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term.  Accumulated depreciation of $3.8 million and $2.6 million was recorded on these assets as of September 30, 2009 and December 31, 2008, respectively.  Deferred revenue of $6.3 million was recorded at September 30, 2009 and will be amortized to income over the remaining lease term.  The following is a schedule, by year, of minimum future rental revenue on non-cancelable operating leases as of September 30, 2009 and does not include payments received at the inception of the lease which are deferred and amortized to income over the lease term (in thousands):

Remainder of 2009	$450
2010	1,781
2011	1,401
2012	951
2013	433
2014	71
Total minimum future rental revenue	$5,087

3.     Goodwill and Intangible Assets:

The Company completed its annual impairment testing during the third quarter of 2009 and determined that goodwill was not impaired.  The Company also monitors for events or circumstances that may indicate potential impairment of goodwill and intangible assets each reporting period.  There were no such events or circumstances identified during the first nine months of 2009.

During the nine and three months ended September 30, 2009, there was no change in the carrying value of goodwill or trade names, the Company’s indefinite-lived intangible assets.  There was no change in the carrying value of goodwill for the nine and three months ended September 30, 2008.  An impairment charge of $0.5 million was recorded on the Network Multifamily® trade name during the third quarter of 2008.

The Company’s amortizable intangible assets are presented by segment and in total in the following table (in thousands):

	September 30, 2009
	Retail	Wholesale	Multifamily	Total Company
Customer Accounts
Gross carrying amount	$387,528	$—	$51,872	$439,400
Less: accumulated amortization	(197,540)	—	(29,709)	(227,249)
Carrying amount, end of period	$189,988	$—	$22,163	$212,151

Dealer Relationships
Gross carrying amount	$—	$47,116	$—	$47,116
Less: accumulated amortization	—	(11,493)	—	(11,493)
Carrying amount, end of period	$—	$35,623	$—	$35,623

Other Intangibles
Gross carrying amount	$1,508	$2,518	$—	$4,026
Less: accumulated amortization	(1,508)	(2,479)	—	(3,987)
Carrying amount, end of period	$—	$39	$—	$39

	December 31, 2008
	Retail	Wholesale	Multifamily	Total Company
Customer Accounts
Gross carrying amount	$387,161	$—	$51,872	$439,033
Less: accumulated amortization	(173,933)	—	(27,382)	(201,315)
Carrying amount, end of period	$213,228	$—	$24,490	$237,718

Dealer Relationships
Gross carrying amount	$—	$47,116	$—	$47,116
Less: accumulated amortization	—	(9,519)	—	(9,519)
Carrying amount, end of period	$—	$37,597	$—	$37,597

Other Intangibles
Gross carrying amount	$1,508	$2,492	$—	$4,000
Less: accumulated amortization	(1,507)	(2,284)	—	(3,791)
Carrying amount, end of period	$1	$208	$—	$209

Amortization expense was $28.1 million and $40.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Amortization expense was $9.5 million and $13.3 million for the three months ended September 30, 2009 and 2008, respectively.  The amount of customer account purchases included in other liabilities was $0.1 million at September 30, 2009 and at December 31, 2008.

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

The effects of the changes in estimates based on the lifing study decreased depreciation and amortization expense and net loss by $7.8 million and $2.6 million for the nine and three months ended September 30, 2009, respectively, compared to the previous estimates.  Basic and diluted loss per share were decreased by $0.31 and $0.10 for the nine and three months ended September 30, 2009, respectively, as a result of the changes in estimates.

The table below reflects the estimated aggregate amortization expense for 2009 (including amounts incurred in the first nine months) and each of the four succeeding fiscal years on the existing base of amortizable intangible assets as of September 30, 2009 (in thousands):

	2009	2010	2011	2012	2013
Estimated amortization expense	$37,673	$32,209	$29,226	$27,851	$27,578

4.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (in thousands):

	September 30, 2009	December 31, 2008
Accrued interest	$5,983	$6,879
Accrued vacation pay	4,616	4,821
Accrued salaries, bonuses and employee benefits	10,603	11,199
Derivative liability (See Note 6)	6,482	5,562
Other accrued liabilities	9,629	10,561
Total accrued liabilities	$37,313	$39,022

5.     Debt and Capital Leases:

Long-term debt and capital leases are as follows (in thousands):

	September 30, 2009	December 31, 2008
Term loan under the Senior Credit Agreement, maturing March 31, 2012, variable at LIBOR + 2.25%	$289,500	$291,750
Senior Secured Notes, maturing November 15, 2011, fixed 12.00%, face value	115,345	115,345
Unamortized premium on Senior Secured Notes	5,137	6,713
Unsecured Term Loan, maturing March 14, 2013, variable at Prime + 11.5%	110,340	110,340
Capital leases	3,919	5,140
	524,241	529,288
Less current portion (including $2,238 and $2,361 in capital leases as of September 30, 2009 and December 31, 2008, respectively)	(5,238)	(5,361)
Total long-term debt and capital leases	$519,003	$523,927

Senior Credit Agreement

On April 26, 2006, the Company entered into an amended and restated senior credit agreement (“Senior Credit Agreement”) which increased the outstanding term loan borrowings by approximately $66.8 million to $300.0 million.  Eurodollar term loan borrowings under the Senior Credit Agreement bear interest at LIBOR plus 2.25%, while base rate borrowings bear interest at the prime rate plus 1.25%.  All outstanding term loan borrowings at September 30, 2009 and December 31, 2008 were Eurodollar borrowings.  Depending on the Company’s leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for a base rate borrowing and 2.25% to 3.25% for a Eurodollar borrowing.  The senior credit facility continues to include a $25.0 million revolving credit facility, of which approximately $18.5 million remained available as of October 31, 2009 after reducing total availability by approximately $4.0 million for an outstanding letter of credit and $2.5 million held by Lehman Commercial Paper, Inc. (“Lehman”).  The revolving credit facility matures on April 18, 2010 and the term loan matures on March 31, 2012.

The weighted average annual interest rate before fees at September 30, 2009 and at December 31, 2008, including the impact of interest rate swaps (see Note 6, “Derivatives”), was 5.0% and 5.1%, respectively.  The Senior Credit Agreement requires potential annual prepayments based on a calculation of “Excess Cash Flow,” as defined in the Senior Credit Agreement, commencing with the fiscal year ending December 31, 2008 and due in the first quarter of each subsequent fiscal year.  Based on the “Excess Cash Flow” calculation for the fiscal year ended December 31, 2008, the Company was not required to make a prepayment in the first quarter of 2009.

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

Unsecured Term Loan

On March 14, 2008, POAMI borrowed $110.3 million under a new unsecured term loan facility to allow it to redeem all of POAMI’s Senior Subordinated Notes.  The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures on March 14, 2013.  Interest is payable semi-annually in arrears on March 14 and September 14 of each year.  The annual interest rate was 14.75% at September 30, 2009 and December 31, 2008.  A loss of $12.8 million was recorded in connection with the retirement of the Senior Subordinated Notes, which was comprised of the non-cash write-off of $7.0 million in unamortized discount and $5.8 million in make-whole payments and termination fees.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned over 70% of the Company’s common stock as of September 30, 2009, and one of the Company’s former directors is affiliated with Arlon Group.  The Company recorded $5.0 million and $4.1 million of related party interest expense for the nine months ended September 30, 2009 and 2008, respectively.  The Company recorded $1.7 million and $1.9 million of related party interest expense for the three months ended September 30, 2009 and 2008, respectively.

Fair Value of Debt

The fair value of the Company’s debt instruments are estimated based on quoted market prices or either direct or indirect observable market inputs at September 30, 2009 and December 31, 2008.  At September 30, 2009 and December 31, 2008 the fair value and carrying amount of the Company’s debt for the years indicated were as follows (in thousands):

	Fair Value		Carrying Value
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Senior credit facility	$273,578	$195,473	$289,500	$291,750
Senior Secured Notes	118,229	92,391	120,482	122,058
Unsecured Term Loan	122,477	94,349	110,340	110,340
	$514,284	$382,213	$520,322	$524,148

The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at period end or may be realized in the future.

Capital Leases

The Company acquired vehicles through 4-year capital lease agreements.  Accumulated depreciation on these assets as of September 30, 2009 and December 31, 2008 was $5.7 million and $4.4 million, respectively.  The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of September 30, 2009 (in thousands):

Remainder of 2009	$732
2010	2,280
2011	1,231
2012	347
2013	2
Total minimum lease payments	4,592
Less: Estimated executory costs	(344)
Net minimum lease payments	4,248
Less: Amount representing interest	(329)
Present value of net minimum lease payments (a)	$3,919

(a)  Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $2,238 and $1,681, respectively.

Debt Covenants

At September 30, 2009, the Company was in compliance with the financial covenants and other maintenance tests for all its debt obligations.  The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in the Senior Credit Agreement are maintenance tests and the Consolidated Fixed Charge Coverage Ratios contained in the Senior Secured Notes Indenture and Unsecured Term Loan Agreement are debt incurrence tests.  The Company cannot be deemed to be in default solely due to failure to meet such debt incurrence tests.  However, failure to meet such debt incurrence tests could result in restrictions on the Company’s ability to incur additional ratio indebtedness.  The Company believes, that should it fail to meet the minimum Consolidated Fixed Charge Coverage Ratio in its Senior Secured Notes Indenture and Unsecured Term Loan Agreement, its ability to borrow additional funds under other permitted indebtedness provisions of the Senior Secured Notes Indenture, Unsecured Term Loan Agreement and Senior Credit Agreement would provide sufficient liquidity for currently foreseeable operational needs.  These debt instruments also generally restrict the Company’s ability to pay any cash dividends to stockholders.

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

In the second quarter of 2008, in connection with the interest rate swaps entered into and described below, the interest rate caps were de-designated as hedges.  The unexpired cap agreement had no fair market value at September 30, 2009 or at December 31, 2008.  Prior to de-designation, changes resulting from fair market value adjustments were reflected in accumulated other comprehensive loss in the condensed consolidated balance sheet and as a component of unrealized other comprehensive loss in the condensed consolidated statement of operations and comprehensive income (loss).  Subsequent to de-designation, the interest rate cap is considered an economic derivative and changes in fair value are recorded as interest expense.

The Company has three interest rate swap agreements to fix the variable component of the interest rate on $250 million of its LIBOR-based variable debt under the senior credit facility at 3.15% to 3.19%.  The interest rate swaps mature from September 2010 to November 2010.  With the applicable margin on the Company’s LIBOR-based borrowings under its senior credit facility at 2.25% at September 30, 2009, the effective interest rate on the swapped debt ranges from 5.40% to 5.44%.  The interest rate swaps are accounted for as cash flow hedges.

The fair value of the interest rate swaps are reflected as accrued liabilities and other liabilities based on the timing of discounted expected future cash flows.  The Company recorded $6.5 million and $5.6 million in accrued liabilities, and $0.5 million and $3.3 million in other liabilities as of September 30, 2009 and December 31, 2008, respectively.  The Company estimates $6.5 million of the net unrealized loss existing at September 30, 2009 will be reclassified to interest expense within the next twelve months.  The table below is a summary of the Company’s derivative positions as of the dates indicated (in thousands):

Derivative Type	Notional	Fair Value September 30, 2009	Fair Value December 31, 2008
Interest Rate Swaps	$250,000	$(7,009)	$(8,867)
Interest Rate Cap	75,000	—	—
Total	$325,000	$(7,009)	$(8,867)

All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (i.e., until periodic settlements of a variable-rate asset or liability are recorded in interest expense).  Any hedge ineffectiveness (the amount by which the changes in fair value of the derivative exceed the variability in cash flows of the forecasted transaction) is recorded in current-period earnings as other income or expense.  Changes in the fair value of economic derivatives are reported in current-period earnings as interest expense.  There was no ineffectiveness recorded in other income or expense for the periods presented.  The Company has assessed counterparty risk with its interest rate cap and swaps as of September 30, 2009 and believes that counterparty default is not probable.  Below is a summary of the amounts charged to earnings and other comprehensive income (“OCI”) for the periods indicated (in thousands):

	Net loss in interest expense		OCI gain
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Rate Swaps	$(5,289)	$(662)	$1,858	$817
Interest Rate Cap	(153)	(207)	153	187
Total	$(5,442)	$(869)	$2,011	$1,004

	Net loss in interest expense		OCI gain (loss)
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Interest Rate Swaps	$(1,838)	$(453)	$464	$(1,157)
Interest Rate Cap	(53)	(68)	53	37
Total	$(1,891)	$(521)	$517	$(1,120)

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

7.  Fair Value Measurements:

Generally accepted accounting principles define fair value, establish a framework for using fair value to measure assets and liabilities and expand disclosures about fair value measurements.  A three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

Level 1: observable inputs such as quoted prices in active markets

Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company has classified these assets and liabilities in accordance with the fair value hierarchy.  The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis (in thousands).

	Fair Value Measurements
	At September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Money Market Fund	$76,572	$—	$—	$76,572

Liabilities:
Derivatives	—	(7,009)	—	(7,009)

Money market funds are included within cash and cash equivalents.  Derivatives are recorded within accrued liabilities and other liabilities and are valued using observable benchmark rates at commonly quoted intervals for the life of the instruments.

8.  Share-Based Employee and Director Compensation:

The Company accounts for stock options under generally accepted accounting principles which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Share-based compensation related to stock options granted to employees and restricted share units granted to independent directors of $0.4 million and $1.1 million was recorded in general and administrative expense for the nine month periods ended September 30, 2009 and 2008, respectively. Share-based compensation related to stock options granted to employees and restricted share units granted to independent directors of $0.1 million and $0.4 million was recorded in general and administrative expense for the three month periods ended September 30, 2009 and 2008, respectively.  No tax benefit was recorded because the Company does not have taxable income and is currently fully reserving its federal deferred tax assets.  There were no amounts capitalized relating to share-based employee compensation in the nine or three months ended September 30, 2009 or 2008.  The Company granted a total of 65,000 restricted share units to independent directors on June 24, 2009.  The Company granted a total of 31,900 restricted share units to independent directors on June 4, 2008.   There were no stock options granted in the first nine months of 2009 or 2008.

For the nine and three months ended September 30, 2009, the Company had no stock options outstanding that represented dilutive potential shares.  For the nine and three months ended September 30, 2008, the Company had stock options that represented 0.4 million and 0.2 million dilutive potential common shares, respectively.  These securities were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for each of the periods presented.

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

The Company notified its liability insurance carriers of the claim and answered the remaining counts.  On January 28, 2009, the plaintiffs, in response to the Company’s motion for summary judgment, voluntarily withdrew three of the four remaining claims, including the UTPCPL claim, thereby leaving only one count for breach of a written alarm agreement.  However, plaintiffs also asserted, for the first time, that the complaint actually includes three additional claims for breach of oral contracts and that, alternatively, plaintiffs should be permitted to amend their complaint to include these new claims.  The Court allowed plaintiffs to amend their complaint to assert these claims, and an amended complaint was filed on or about June 25, 2009.  The amended complaint improperly included claims against the Company which were previously dismissed.  Upon a threat of sanctions and at the Company’s insistence, the plaintiffs served a second amended complaint on August 6, 2009, which did not assert those claims.  On October 14, 2009, the Company filed preliminary objections to the three new claims for breach of oral contracts, contending that the three new claims in the second amended complaint are insufficient as a matter of law and contractually time barred.  The preliminary objections were fully briefed by the parties and the parties are awaiting a response from the court.

Following resolution of the preliminary objections, the Company expects to answer and file counterclaims.  Deposition discovery may then be reopened, if necessary, to examine the plaintiffs on the three breaches of the purported oral contracts.  These events have resulted in a delay of the trial previously scheduled for October 2009.

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

On August 11, 2009, the matter was settled by the mutual agreement of the parties, and stipulations of dismissal, with prejudice, were filed by both parties.  No payments were made or are required to be made by the Company in the settlement of the matter, except to satisfy the Company’s own legal expense to defend the claim.

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

On June 26, 2009, the Court dismissed plaintiffs’ complaint without prejudice, due to the plaintiffs’ failure to comply with discovery orders. Since the dismissal, plaintiffs have replaced their original counsel with new attorneys.  The new attorneys have assisted the plaintiffs in complying with the outstanding discovery and made a motion to reinstate the complaint.  The complaint is likely to be reinstated.  In the meantime, fact and expert discovery have been progressing.  Because more discovery is required, the parties have submitted a joint motion to extend the discovery schedule.  It is anticipated that the Court will extend the schedule to allow the parties to take one or two remaining fact depositions and a series of expert depositions.  The parties have also agreed to attempt to resolve the dispute through mediation.  The mediation is expected to occur in late November or early December 2009.  Depending on the outcome of the mediation, it is expected that discovery will be completed in January 2010.

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

At the April 2009 trial, the Court determined that the plaintiffs had not presented sufficient evidence to support plaintiffs’ allegations against the Company and granted the Company’s motions for judgment of non-infringement as a matter of law.

On September 14, 2009, final judgment was entered by the court, and on September 23, 2009, plaintiffs filed a notice of appeal.  Consequently the Company anticipates that the plaintiffs intend to appeal and seek a reversal of the Court’s decision in this matter.

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

Funding Commitment

Notes receivable were $3.6 million and $4.2 million at September 30, 2009 and December 31, 2008, respectively, and represent loans to dealers collateralized by the dealers’ portfolios of customer monitoring contracts.  The Company has obligations to provide open lines of credit to dealers, subject to the terms of the agreements with the dealers.  At September 30, 2009 and December 31, 2008, the amount available to dealers under these lines of credit was $0.2 million and $0.5 million, respectively.

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

Reportable segments (in thousands):

	Nine Months Ended September 30, 2009
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$216,899	$39,006	$21,803	$—	$277,708
Adjusted EBITDA(2)	70,460	9,925	10,565	—	90,950
Amortization and depreciation expense	31,332	3,605	2,592	—	37,529
Amortization of deferred costs in excess of amortization of deferred revenue	21,437	—	1,771	—	23,208
Segment assets	512,270	70,152	49,982	(4,285)	628,119
Property additions, exclusive of rental equipment	3,030	620	—	—	3,650
Investment in new accounts and rental equipment, net	17,296	—	1,516	—	18,812

	Nine Months Ended September 30, 2008
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$218,301	$36,407	$23,326	$—	$278,034
Adjusted EBITDA(2)	64,895	6,496	9,617	—	81,008
Amortization and depreciation expense	39,546	5,913	4,606	—	50,065
Amortization of deferred costs in excess of amortization of deferred revenue	21,316	—	1,499	—	22,815
Segment assets	528,169	73,901	51,187	(8,314)	644,943
Property additions, exclusive of rental equipment	4,343	1,407	433	—	6,183
Investment in new accounts and rental equipment, net	29,248	—	3,012	—	32,260

	Three Months Ended September 30, 2009
	Retail	Wholesale	Multifamily	Consolidated
Revenue	$72,219	$13,367	$6,974	$92,560
Adjusted EBITDA(2)	24,881	3,712	3,277	31,870
Amortization and depreciation expense	10,520	1,201	859	12,580
Amortization of deferred costs in excess of amortization of deferred revenue	6,984	—	561	7,545
Property additions, exclusive of rental equipment	652	216	—	868
Investment in new accounts and rental equipment, net	6,059	—	237	6,296

	Three Months Ended September 30, 2008
	Retail	Wholesale	Multifamily	Consolidated
Revenue	$73,559	$12,758	$7,739	$94,056
Adjusted EBITDA(2)	21,574	2,555	2,961	27,090
Amortization and depreciation expense	12,968	1,925	1,538	16,431
Amortization of deferred costs in excess of amortization of deferred revenue	7,994	—	521	8,515
Property additions, exclusive of rental equipment	1,223	819	315	2,357
Investment in new accounts and rental equipment, net	9,409	—	1,316	10,725

(1) Adjustment to eliminate inter-segment accounts receivable.

(2) Adjusted EBITDA is used by the Company’s management and reviewed by the Board of Directors in evaluating segment performance and determining how to allocate resources across segments for investments in customer acquisition activities, capital expenditures and spending in general. The Company believes it is also utilized by the investor community which follows the security monitoring industry.  Adjusted EBITDA is useful because it allows investors and management to evaluate and compare operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.  Specifically, Adjusted EBITDA allows the chief operating decision maker to evaluate segment results of operations, including operating performance of monitoring and service activities, effects of investments in creating new customer relationships, and sales and installation of security systems, without the effects of non-cash amortization and depreciation.  This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as loss before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company.  See the table below for the reconciliation of Adjusted EBITDA to consolidated loss before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited.

Reconciliation of loss before income taxes to Adjusted EBITDA (in thousands):

	Consolidated
	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
(Loss) income before income taxes	$(4,817)	$(42,957)	$138	$(11,094)
Plus:
Interest expense, net	33,805	36,124	11,516	12,044
Amortization and depreciation expense	37,529	50,065	12,580	16,431
Amortization of deferred costs in excess of amortization of deferred revenue	23,208	22,815	7,545	8,515
Stock based compensation expense	424	1,090	71	376
Other costs	801	685	20	374
Loss on retirement of debt	—	12,788	—	—
Impairment of trade name	—	475	—	475
Less:
Other income	—	(77)	—	(31)
Adjusted EBITDA	$90,950	$81,008	$31,870	$27,090

11.  Income Taxes:

During the nine and three months ended September 30, 2009, actual effective income tax expense differed from tax expense using the U.S. federal statutory tax rate of 35% primarily due to the impact of the deferred tax valuation allowance.  The Company recorded income tax expense related to state income taxes of $0.6 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively, and $0.3 million and $50 thousand for the three months ended September 30, 2009 and 2008, respectively.

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

12.  New Accounting Standards:

In September 2009, the Financial Accounting Standards Board (the “FASB”) ratified two final Emerging Issue Task Force (“EITF”) consensuses on revenue arrangements with multiple deliverables and software revenue recognition.  Issue 08-1, Revenue Arrangements with Multiple Deliverables, addresses the unit of accounting for arrangements involving multiple deliverables.  Issue 09-3, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements, addresses revenue arrangements that contain both hardware elements and software elements.  Issue 08-1 and Issue 09-3 are effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact, if any, adoption of Issue 08-1 and Issue 09-3 will have on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 to provide guidance on measuring the fair value of liabilities.  The Company adopted ASU 2009-05 during the third quarter of 2009 and adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105,  the FASB Accounting Standards Codification (the “Codification”), as the single source of authoritative accounting and reporting standards in the United States applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. All references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  The Codification is not intended to change or alter existing US GAAP.  The Company adopted the Codification during the third quarter of 2009 and adoption did not have any impact on its consolidated financial statements.

In May 2009, the FASB issued additional guidance ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued.  Entities are also required to disclose the date through which subsequent events were evaluated as well as the rationale for the selection of such date.  The additional provisions of ASC 855 are effective for interim and annual periods ending after June 15, 2009.  The Company adopted the additional provisions of ASC 855 during the second quarter of 2009 and adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-50, Interim Disclosures about Fair Value of Financial Instruments.  ASC 820-10-50 expands the fair value disclosures required for all financial instruments to interim periods for publicly traded entities. ASC 820-10-50 is effective for financial statements issued after June 15, 2009.  The Company adopted the provisions of ASC 820-10-50 during the second quarter of 2009 which resulted in additional fair value disclosures.  Adoption did not have any other impact on the consolidated financial statements.

In June 2008, the FASB issued ASC 260-10-45-60, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  ASC 260-10-45-60 requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders.  The Company adopted the provisions of ASC 260-10-45-60 as of January 1, 2009 and adoption did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued ASC 815-10-50, Disclosures about Derivative Instruments and Hedging Activities.  ASC 815-10-50 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  The Company adopted the provisions of ASC 815-10-50 as of January 1, 2009 and adoption did not have a material impact on its consolidated financial statements.

During February 2008, the FASB issued additional guidance in ASC 820, which delays the effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  Based on this guidance, the Company adopted the additional provisions of ASC 820 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009.  The adoption of these provisions did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued additional guidance in ASC 810, Non-controlling Interests in Consolidated Financial Statements.  ASC 810 establishes accounting and reporting standards that require non-controlling interests in a subsidiary to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  ASC 810 also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company adopted the additional provisions of ASC 810 as of January 1, 2009 and adoption did not have a material impact on its consolidated financial statements.

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

Condensed Consolidating Balance Sheet

September 30, 2009

(in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$76,576	$32	$—	$76,608
Accounts receivable, net	—	17,456	15,386	—	32,842
Notes receivable	—	—	823	—	823
Inventories, net	—	2,475	1,784	—	4,259
Prepaid expenses	—	3,048	343	—	3,391
Other	—	6,582	31	(5,191)	1,422
Total current assets	—	106,137	18,399	(5,191)	119,345
Restricted cash	—	2,191	—	—	2,191
Property and equipment, net	—	27,042	5,131	—	32,173
Customer accounts, net	—	106,544	105,607	—	212,151
Dealer relationships, net	—	—	35,623	—	35,623
Other intangibles, net	—	—	39	—	39
Goodwill	—	6,142	35,462	—	41,604
Trade names	—	22,987	4,700	—	27,687
Notes receivable, net of current portion	—	115,345	2,746	(115,345)	2,746
Deferred customer acquisition costs	—	136,287	10,905	—	147,192
Other	—	6,533	835	—	7,368
Accounts receivable (payable) from (to) associated companies	(73,520)	26,029	47,491	—	—
Investment in POAMI	(8,469)	—	—	8,469	—
Investment in subsidiary guarantors	—	124,046	—	(124,046)	—
Total assets	$(81,989)	$679,283	$266,938	$(236,113)	$628,119

Liabilities and Stockholders’ Equity (Deficiency in Assets)
Current liabilities:
Current portion of long-term debt and capital leases	$—	$5,238	$—	$—	$5,238
Accounts payable	—	2,784	573	—	3,357
Accrued liabilities	1,284	32,675	8,545	(5,191)	37,313
Deferred revenue	—	33,781	10,550	—	44,331
Total current liabilities	1,284	74,478	19,668	(5,191)	90,239
Long-term debt and capital leases, net of current portion	—	513,866	120,482	(115,345)	519,003
Deferred customer acquisition revenue	—	97,619	708	—	98,327
Deferred tax liability	—	57	1,195		1,252
Other liabilities	—	1,732	839	—	2,571
Total liabilities	1,284	687,752	142,892	(120,536)	711,392
Stockholders’ Equity (Deficiency in Assets)
Common stock	253	2	1	(3)	253
Additional paid in capital	181,224	1,511,014	266,659	(1,777,673)	181,224
Accumulated other comprehensive loss	(7,158)	(7,158)	—	7,158	(7,158)
Deficit	(257,592)	(1,512,327)	(142,614)	1,654,941	(257,592)
Total stockholders’ equity (deficiency in assets)	(83,273)	(8,469)	124,046	(115,577)	(83,273)
Total liabilities and stockholders’ equity (deficiency in assets)	$(81,989)	$679,283	$266,938	$(236,113)	$628,119

Condensed Consolidating Balance Sheet

December 31, 2008

(in thousands)

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

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2009

(in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$160,400	$88,247	$—	$248,647
Installation and other	—	27,651	1,410	—	29,061
Total revenue	—	188,051	89,657	—	277,708
Cost of revenue:
Monitoring and related services	—	42,654	34,289	—	76,943
Installation and other	—	33,999	2,413	—	36,412
Total cost of revenue	—	76,653	36,702	—	113,355
Operating expenses:
Selling	—	36,487	1,953	—	38,440
General and administrative	3,256	50,666	5,474	—	59,396
Amortization and depreciation	—	19,224	18,305	—	37,529
Holding company allocation	(2,832)	2,832	—	—	—
Corporate overhead allocation	—	(12,423)	12,423	—	—
Total operating expenses	424	96,786	38,155	—	135,365
Operating (loss) income	(424)	14,612	14,800	—	28,988
Other expense (income):
Interest expense	—	35,408	8,819	(10,381)	33,846
Interest income	—	(10,422)	—	10,381	(41)
Equity loss (income) in subsidiary	5,034	(5,547)	—	513	—
Total other expense	5,034	19,439	8,819	513	33,805
(Loss) income before income taxes	(5,458)	(4,827)	5,981	(513)	(4,817)
Income tax expense	—	207	434	—	641
Net (loss) income	$(5,458)	$(5,034)	$5,547	$(513)	$(5,458)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2008

(in thousands)

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

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2009

(in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$53,230	$29,203	$—	$82,433
Installation and other	—	9,750	377	—	10,127
Total revenue	—	62,980	29,580	—	92,560
Cost of revenue:
Monitoring and related services	—	14,319	11,556	—	25,875
Installation and other	—	11,632	761	—	12,393
Total cost of revenue	—	25,951	12,317	—	38,268
Operating expenses:
Selling	—	12,379	524	—	12,903
General and administrative	1,066	14,315	1,774	—	17,155
Amortization and depreciation	—	6,510	6,070	—	12,580
Holding company allocation	(995)	995	—	—	—
Corporate overhead allocation	—	(3,624)	3,624	—	—
Total operating expenses	71	30,575	11,992	—	42,638
Operating (loss) income	(71)	6,454	5,271	—	11,654
Other expense (income):
Interest expense	—	12,063	2,926	(3,460)	11,529
Interest income	—	(3,473)	—	3,460	(13)
Equity loss (income) in subsidiary	51	(2,157)	—	2,106	—
Total other expense	51	6,433	2,926	2,106	11,516
(Loss)Income before income taxes	(122)	21	2,345	(2,106)	138
Income tax expense	—	72	188	—	260
Net (loss) income	$(122)	$(51)	$2,157	$(2,106)	$(122)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2008

(in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Revenue:
Monitoring and related services	$—	$53,305	$30,887	$—	$84,192
Installation and other	—	9,540	324	—	9,864
Total revenue	—	62,845	31,211	—	94,056
Cost of revenue:
Monitoring and related services	—	15,598	12,350	—	27,948
Installation and other	—	12,466	728	—	13,194
Total cost of revenue	—	28,064	13,078	—	41,142
Operating expenses:
Selling	—	13,821	826	—	14,647
General and administrative	1,377	16,924	2,141	—	20,442
Amortization and depreciation	—	7,995	8,436	—	16,431
Impairment of trade name	—	—	475		475
Holding company allocation	(1,001)	1,001	—	—	—
Corporate overhead allocation	—	(2,977)	2,977	—	—
Total operating expenses	376	36,764	14,855	—	51,995
Operating (loss) income	(376)	(1,983)	3,278	—	919
Other expense (income):
Interest expense	—	12,739	2,940	(3,460)	12,219
Interest income	—	(3,635)	—	3,460	(175)
Other	—	(22)	(9)	—	(31)
Equity loss (income) in subsidiary	10,768	(324)	—	(10,444)	—
Total other expense	10,768	8,758	2,931	(10,444)	12,013
Loss before income taxes	(11,144)	(10,741)	347	10,444	(11,094)
Income tax expense	—	27	23	—	50
Net (loss) income	$(11,144)	$(10,768)	$324	$10,444	$(11,144)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2009

(in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$235	$31,547	$31,568	$—	$63,350
Cash flows from investing activities:
Deferred customer acquisition costs	—	(29,724)	(1,526)	—	(31,250)
Deferred customer acquisition revenue	—	15,117	10	—	15,127
Purchase of rental equipment	—	(1,685)	—	—	(1,685)
Purchase of property and equipment	—	(2,643)	(620)	—	(3,263)
Purchase of new accounts	—	(1,004)	—	—	(1,004)
Reduction of restricted cash	—	60	—	—	60
Proceeds from disposition of assets and other	—	248	1	—	249
Net cash used in investing activities	—	(19,631)	(2,135)	—	(21,766)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(3,859)	—	—	(3,859)
To (from) related companies	(235)	29,901	(29,666)	—	—
Net cash (used in) provided by financing activities	(235)	26,042	(29,666)	—	(3,859)
Net increase in cash and cash equivalents	—	37,958	(233)	—	37,725
Cash and cash equivalents:
Beginning of period	—	38,618	265	—	38,883
End of period	$—	$76,576	$32	$—	76,608

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2008

(in thousands)

(Unaudited)

	Protection One, Inc.	Protection One Alarm Monitoring, Inc.	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$11	$12,124	$34,229	$—	$46,364
Cash flows from investing activities:
Deferred customer acquisition costs	—	(46,620)	(3,103)	—	(49,723)
Deferred customer acquisition revenue	—	22,161	90	—	22,251
Purchase of rental equipment	—	(4,093)	—	—	(4,093)
Purchase of property and equipment	—	(2,842)	(1,645)	—	(4,487)
Purchase of new accounts	—	(695)	—		(695)
Reduction of restricted cash	—	783	834		1,617
Proceeds from disposition of assets	—	78	17	—	95
Net cash used in investing activities	—	(31,228)	(3,807)	—	(35,035)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(120,170)	—	—	(120,170)
Proceeds from borrowings	—	110,340	—		110,340
Debt issue costs	—	(2,020)	—	—	(2,020)
To (from) related companies	(11)	30,961	(30,950)	—	—
Net cash provided by (used in) financing activities	(11)	19,111	(30,950)	—	(11,850)
Net (decrease) increase in cash and cash equivalents	—	7	(528)	—	(521)
Cash and cash equivalents:
Beginning of period	—	40,607	392	—	40,999
End of period	$—	$40,614	$(136)	$—	$40,478

14.  Subsequent Events:

On October 2, 2009, the Company entered into an agreement with Apx Alarm Security Solutions, Inc. (APX) under which APX assumed operating control of the Company’s monitoring center in South St. Paul, Minnesota, effective November 1, 2009.  As a result of this arrangement, APX will now provide the monitoring services to their customer base that the Company previously provided through its South St. Paul, Minnesota facility (the “Facility”).  The Company agreed to among other things, (i) license to APX certain intellectual property used in the operation of the Facility, (ii) assign ownership to APX of the fixed assets at the Facility, and (iii) provide certain support services to APX, including emergency technical services and disaster recovery planning and recovery services, though December 31, 2010, all in exchange for a monthly service fee.  In addition, APX agreed to assume the lease for the Facility and to offer employment under similar terms to certain personnel working at the Facility.  The Company will cease providing any services to APX after December 31, 2010.  APX accounted for 35.2% of the Company’s Wholesale monitored sites and 25.2%, or $1.1 million, of Wholesale RMR at September 30, 2009.

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

Overview

We believe we are the third largest provider of electronic security installation and monitoring in the United States, as measured by recurring monthly revenue, or RMR.  As of September 30, 2009, we served approximately 765,000 residential and business customers and monitored approximately 1,054,000 sites through our Wholesale operations.  Generating cash flow to fund growth and investment in new customers, as well as for debt service, is essential to our operations.

We organize our operations into the following three business segments:

Retail.  Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs. As of September 30, 2009, we served approximately 548,000 retail customers across the nation.  Our Retail segment accounted for 76.7% of our recurring monthly revenue at September 30, 2009, of which approximately 30% was attributable to commercial customers.

Wholesale.  We contract with independent security alarm dealers nationwide to provide alarm system monitoring services to their residential and business customers.  As of September 30, 2009, our Wholesale segment served approximately 4,600 dealers by monitoring over one million homes and businesses on their behalf.  We also provide business support services for these independent dealers including, in certain instances, financing in the form of loans secured by customer accounts.  The top ten wholesale dealers accounted for 53.4% of Wholesale monitored sites and 39.6% of Wholesale recurring monthly revenue as of September 30, 2009.  Pursuant to an agreement with Apx Alarm Security Solutions, Inc. (“APX”), effective November 1, 2009, APX assumed operational control of our wholesale monitoring center in South St. Paul, Minnesota.  Excluding APX, the top ten Wholesale dealers accounted for 28.5% of Wholesale monitored sites and 14.1% of Wholesale recurring monthly revenue as of September 30, 2009.  See “Summary of Important Matters, APX Agreement”, below, for additional information related to the agreement.

Multifamily.  We provide monitoring and maintenance services for electronic security systems to tenants of multifamily residences under long-term contracts with building owners and managers. Multifamily service contracts, which have initial terms that fall within a range of five to ten years and average eight years at inception, tend to provide higher operating margins than Retail or Wholesale contracts due primarily to the highly automated nature of the services. We provided alarm monitoring services to approximately 217,000 units in nearly 475 cities as of September 30, 2009.

The table below identifies our consolidated revenue by segment for the periods presented (dollars in thousands):

	Nine months ended September 30,
	2009		2008
Segment	Revenue	Percent	Revenue	Percent
Retail	$216,899	78.1%	$218,301	78.5%
Wholesale	39,006	14.0	36,407	13.1
Multifamily	21,803	7.9	23,326	8.4
Total	$277,708	100.0%	$278,034	100.0%

	Three months ended September 30,
	2009		2008
Segment	Revenue	Percent	Revenue	Percent
Retail	$72,219	78.0%	$73,559	78.2%
Wholesale	13,367	14.5	12,758	13.6
Multifamily	6,974	7.5	7,739	8.2
Total	$92,560	100.0%	$94,056	100.0%

Summary of Important Matters

Net Loss.  We incurred a net loss of $5.5 million and $43.3 million for the nine months ended September 30, 2009 and 2008, respectively.  We incurred a net loss of $0.1 million and $11.1 million for the three months ended September 30, 2009 and 2008, respectively. The net loss in the nine and three months ended September 30, 2009 and 2008 reflects substantial charges incurred by us for amortization of customer accounts and previously deferred customer acquisition costs and interest incurred on indebtedness.  The reduction in our net loss in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily related to a $12.8 million loss on retirement of debt in 2008 as well as reduced amortization and depreciation expense of $12.5 million.  Improved monitoring and related services margins and less selling expense also contributed to the reduction in our net loss for the nine and three months ended September 30, 2009 compared to the nine and three months ended September 30, 2008.   See Note 3 to our Condensed Consolidated Financial Statements, Goodwill and Intangible Assets, for additional information related to the lifing study.

We believe business and consumer concerns regarding the decline in U.S. economic activity as well as their limited access to credit contributed to our identification of fewer opportunities to sell security systems in the first nine months of 2009 compared to one year earlier.  As a result of lower sales, our investment in new customers declined.  We also believe that high unemployment and instability in the housing and credit markets could contribute to elevated attrition levels for the next several quarters, which would have a negative impact on our revenue.

Recurring Monthly Revenue.  At various times during each year, we measure all of the RMR we are entitled to receive under contracts with customers in effect at the end of the period.  Our computation of RMR may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles, or GAAP.  RMR was $26.3 million and $26.9 million as of September 30, 2009 and 2008, respectively.  We believe that achieving consistent increases in RMR will require lower attrition on the RMR acquired from IASG and continued improvement in attrition for the remaining base, prudent price increases, and more RMR additions generated from our marketing programs and commercial sales force.  In the nine and three months ended September 30, 2009, RMR cancellations were greater than RMR additions from direct sales.  We expect RMR additions for the remainder of 2009 to be lower than RMR additions in 2008.  See “APX Agreement”, below, for information related to a $1.1 million decrease in our Wholesale RMR subsequent to September 30, 2009.

Each segment’s share of our total RMR and monitored sites at September 30 for the years presented were as follows:

	Percentage of Total
	2009		2008
	Recurring Monthly Revenue	Sites	Recurring Monthly Revenue	Sites
Retail	76.7%	30.1%	76.5%	31.6%
Wholesale	15.7	58.0	15.0	54.6
Multifamily	7.6	11.9	8.5	13.8
Total	100.0%	100.0%	100.0%	100.0%

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

We believe the presentation of RMR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from customer fees produced by a monitored security alarm company such as ours.  The table below reconciles our RMR to revenue reflected on our consolidated statements of operations (in thousands):

	Nine Months Ended September 30,
	2009	2008
Recurring Monthly Revenue at September 30	$26,327	$26,883
Amounts excluded from RMR:
Amortization of deferred revenue	1,285	1,211
Installation and other revenue (a)	3,267	3,232
Revenue (GAAP basis):
September	30,879	31,326
January — August	246,829	246,708
Total period revenue	$277,708	$278,034

	Three Months Ended September 30,
	2009	2008
Recurring Monthly Revenue at September 30	$26,327	$26,883
Amounts excluded from RMR:
Amortization of deferred revenue	1,285	1,211
Installation and other revenue (a)	3,267	3,232
Revenue (GAAP basis):
September	30,879	31,326
July - August	61,681	62,730
Total period revenue	$92,560	$94,056

(a) Revenue that is not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2009				2008
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Beginning RMR balance	$20,543	$3,998	$2,205	$26,746	$20,628	$3,615	$2,463	$26,706
RMR additions from direct sales	1,335	883	87	2,305	1,784	1,107	86	2,977
RMR from account purchases	35	—	—	35	29	—	—	29
RMR losses (a)	(2,070)	(752)	(288)	(3,110)	(2,111)	(694)	(308)	(3,113)
Price increases and other (b)	340	—	11	351	221	10	53	284
Ending RMR balance	$20,183	$4,129	$2,015	$26,327	$20,551	$4,038	$2,294	$26,883

	Three Months Ended September 30,
	2009				2008
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Beginning RMR balance	$20,297	$4,143	$2,044	$26,484	$20,572	$3,965	$2,378	$26,915
RMR additions from direct sales	454	275	39	768	594	337	24	955
RMR from account purchases	10	—	—	10	23	—	—	23
RMR losses (a)	(705)	(289)	(70)	(1,064)	(749)	(264)	(124)	(1,137)
Price increases and other	127	—	2	129	111	—	16	127
Ending RMR balance	$20,183	$4,129	$2,015	$26,327	$20,551	$4,038	$2,294	$26,883

(a)          RMR losses include price decreases

(b)         2008 Retail price increases and other include the impact of cancellations related to our analog to digital wireless upgrade.

Monitoring and Related Services Margin.   Monitoring and related services revenue comprised approximately 90% of our total revenue for each of the nine and three month periods ended September 30, 2009 and 2008.  The table below identifies the monitoring and related services gross margin and gross margin as a percentage of monitoring and related services revenue for the presented periods (in thousands):

	Nine Months Ended September 30,
	2009				2008
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Monitoring and related services revenue	$189,234	$38,491	$20,922	$248,647	$191,262	$35,761	$22,997	$250,020
Cost of monitoring and related services (exclusive of depreciation)	50,823	20,724	5,396	76,943	57,027	20,928	5,811	83,766
Gross margin	$138,411	$17,767	$15,526	$171,704	$134,235	$14,833	$17,186	$166,254

Gross margin %	73.1%	46.2%	74.2%	69.1%	70.2%	41.5%	74.7%	66.5%

	Three Months Ended September 30,
	2009				2008
	Retail	Whole- sale	Multi- Family	Total	Retail	Whole- sale	Multi- family	Total
Monitoring and related services revenue	$62,464	$13,180	$6,789	$82,433	$64,013	$12,574	$7,605	$84,192
Cost of monitoring and related services (exclusive of depreciation)	16,923	7,096	1,856	25,875	18,737	7,189	2,022	27,948
Gross margin	$45,541	$6,084	$4,933	$56,558	$45,276	$5,385	$5,583	$56,244

Gross margin %	72.9%	46.2%	72.7%	68.6%	70.7%	42.8%	73.4%	66.8%

For the nine and three months ended September 30, 2009, our total monitoring and related services gross margin percentage increased from the prior period primarily due to reductions in costs.  Retail gross margin percentage improved in the nine and three months ended September 30, 2009 compared to the nine and three months ended September 30, 2008 due to the centralization of customer care and field technical support functions.  Wholesale gross margin percentage in the nine and three months ended September 30, 2009 compared to the nine and three months ended September 30, 2008 also improved due to labor efficiencies achieved through the integration of our billing and monitoring systems.  The Wholesale gross margin percentage is typically lower than Retail and Multifamily gross margin percentages due to the reduced number of services we provide to dealers compared to services provided to our Retail and Multifamily customers.  Acquisition costs per monitored wholesale site are also significantly lower.  For the nine and three months ended September 30, 2009, monitoring and related services gross margin percentage in our Multifamily segment was slightly lower than in the prior period because revenue in this segment decreased faster than we were able to reduce costs.

Customer Creation and Marketing. Our current customer acquisition strategy for our Retail segment relies primarily on internally generated sales, utilizing personnel in our existing branch infrastructure.  The internal sales program for our Retail segment generated $1.3 million and $1.8 million of new RMR in the nine months ended September 30, 2009 and 2008, respectively, and $0.4 million and $0.6 million of new RMR in the three months ended September 30, 2009 and 2008, respectively.  The internal sales program for our Wholesale segment generated $0.9 million and $1.1 million of new Wholesale RMR in the nine months ended September 30, 2009 and 2008, respectively, and $0.3 million of new Wholesale RMR in each of the three month periods ended September 30, 2009 and 2008.

We engage in marketing and public relations programs to increase awareness for the Protection One® brand name nationally and to generate new lead sources and opportunities.  We are reaching out to targeted customers, both residential and commercial, through a variety of channels, including on-line programs and placements and, to a significantly lesser extent, third-party list purchases, outbound calling and traditional mass communications, such as print and direct mail.

We will continue to analyze opportunities for alliance partnerships which benefit our Retail segment.  We are disciplined in our assessment of alliance opportunities, taking into account many factors such as brand impact, sales channel consideration and financial return.

RMR Attrition.  Attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flow.  We monitor attrition on a quarterly annualized and trailing twelve-month basis.  This method utilizes each segment’s average RMR base for the applicable period in measuring attrition.  Therefore, in periods of RMR growth, the computation of RMR attrition may result in a number less than would be expected in periods when RMR remains stable.  In periods of RMR decline, the computation of RMR attrition may result in a number greater than would be expected in periods when RMR remains stable.  We believe the presentation of RMR attrition is useful to investors and lenders in valuing companies such as ours with recurring revenue streams.  In addition, we believe RMR attrition information is more useful than customer account attrition because it reflects the economic impact of customer losses.

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

As defined above, RMR gross attrition by business segment is summarized at September 30, 2009 and 2008.  Improvements in Retail RMR attrition on the acquired IASG portfolio during the third quarter of 2009 were partially offset by an increase in customer attrition for bankruptcy and other financial reasons as well as cancellations for customer non-payment.  Wholesale attrition for the third quarter of 2009 increased compared to the third quarter of 2008 due to the cancellation of a large customer.  Multifamily experienced a decrease in attrition for the third quarter of 2009 compared to the third quarter of 2008 due to a decrease in large customer cancellations.

	Recurring Monthly Revenue Attrition
	September 30, 2009		September 30, 2008
	Annualized Third Quarter	Trailing Twelve Months	Annualized Third Quarter	Trailing Twelve Months
Retail	13.9%	13.7%	14.6%	13.6%
Wholesale	27.9%	24.2%	26.4%	23.4%
Multifamily	13.8%	19.0%	21.2%	15.2%

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

	Recurring Monthly Revenue Attrition
	September 30, 2009		September 30, 2008
	Annualized Third Quarter	Trailing Twelve Months	Annualized Third Quarter	Trailing Twelve Months
Retail	10.6%	10.6%	11.2%	10.3%

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

APX Agreement

On October 2, 2009, we entered into an agreement with Apx Alarm Security Solutions, Inc. (“APX”) under which APX assumed operating control of our monitoring center located in South St. Paul, Minnesota, effective November 1, 2009.  As a result of this arrangement, APX will now provide the monitoring services to their customer base that we previously provided through our South St. Paul, Minnesota facility (the “Facility”).  We agreed to among other things, (i) license to APX certain intellectual property used in the operation of the Facility, (ii) assign ownership to APX of the fixed assets at the Facility, and (iii) provide support services to APX, including emergency technical services and disaster recovery planning and recovery services, through December 31, 2010, all in exchange for a monthly service fee.  In addition, APX agreed to assume the lease for the Facility and to offer employment under similar terms to certain personnel working at the Facility.  We will cease providing any services to APX after December 31, 2010.  APX accounted for 35.2% of our Wholesale monitored sites and 25.2%, or $1.1 million, of Wholesale RMR at

September 30, 2009 and $9.7 million and $3.9 million of Wholesale segment revenue during the nine and three month periods ended September 30, 2009, respectively.  Although we expect a decline in Wholesale monitoring revenue as a result of this arrangement, we do not expect that our quarterly operating income and net cash flows will decrease materially through December 31, 2010 because the revenue from the monthly service fee under the arrangement is expected to be at significantly higher margins since the Facility costs (including Facility personnel costs) will no longer be included in our results of operations.

Adjusted EBITDA

Adjusted EBITDA is used by management and reviewed by the Board of Directors in evaluating segment performance and determining how to allocate resources across segments for investments in customer acquisition activities, capital expenditures and spending in general.  We believe it is also utilized by the investor community that follows the security monitoring industry.  Adjusted EBITDA is useful because it allows investors and management to evaluate and compare operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.  Specifically, Adjusted EBITDA allows management to evaluate segment results of operations, including operating performance of monitoring and service activities, effects of investments in creating new customer relationships, and sales and installation of security systems, without the effects of non-cash amortization and depreciation.  This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as loss before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing our consolidated financial performance.  Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Adjusted EBITDA by segment for the nine and three months ended September 30, 2009 and 2008 was as follows (in thousands):

	For the nine months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008
Retail	$70,460	$64,895	$24,881	$21,574
Wholesale	9,925	6,496	3,712	2,555
Multifamily	10,565	9,617	3,277	2,961

Retail Adjusted EBITDA increased $5.6 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 due to improvements in monitoring and service gross margin and lower investment in creating new customers, partially offset by higher general and administrative costs.  Retail Adjusted EBITDA increased by $3.3 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, due to lower investment in creating customers and lower general and administrative costs.  Wholesale Adjusted EBITDA increased $3.4 million and $1.1 million for the nine and three months ended September 30, 2009, respectively, compared to the nine and three months ended September 30, 2008 primarily due to labor efficiencies achieved through the integration of the billing and monitoring systems, combined with higher revenue from this segment’s largest customers.  Multifamily Adjusted EBITDA increased $0.9 million and $0.3 million for the nine and three months ended September 30, 2009, respectively, compared to the nine and three months ended September 30, 2008.  Decreases in selling and general and administrative costs offset a decline in Multifamily monitoring and service revenue.

The following table provides a reconciliation of loss before income taxes to Adjusted EBITDA by segment (in thousands):

	For the nine months ended September 30,
	2009	2008	2009	2008	2009	2008
	Retail		Wholesale		Multifamily
(Loss) Income before income taxes	$(17,205)	$(46,456)	$6,218	$474	$6,170	$3,025
Plus:
Interest expense, net	33,791	36,109	—	3	14	12
Amortization and depreciation expense	31,332	39,546	3,605	5,913	2,592	4,606
Amortization of deferred costs in excess of amortization of deferred revenue	21,437	21,316	—	—	1,771	1,499
Stock based compensation expense	424	1,090	—	—	—	—
Other costs	681	579	102	106	18	—
Loss on retirement of debt	—	12,788	—	—	—	—
Impairment of trade name	—	—	—	—	—	475
Less:
Other income	—	(77)	—	—	—	—
Adjusted EBITDA	$70,460	$64,895	$9,925	$6,496	$10,565	$9,617

	For the three months ended September 30,
	2009	2008	2009	2008	2009	2008
	Retail		Wholesale		Multifamily
(Loss) Income before income taxes	$(4,226)	$(12,038)	$2,511	$521	$1,853	$423
Plus:
Interest expense, net	11,512	12,037	—	3	4	4
Amortization and depreciation expense	10,520	12,968	1,201	1,925	859	1,538
Amortization of deferred costs in excess of amortization of deferred revenue	6,984	7,994	—	—	561	521
Stock based compensation expense	71	376	—	—	—	—
Other costs	20	268	—	106	—	—
Impairment of trade name	—	—	—	—	—	475
Less:
Other income	—	(31)	—	—	—	—
Adjusted EBITDA	$24,881	$21,574	$3,712	$2,555	$3,277	$2,961

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented.  Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results.  There have been no material changes to the critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first nine months of 2009.

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

The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the nine and three months ended September 30, 2009 and 2008.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations (in thousands):

	Nine Months Ended September 30,
	2009			2008
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
Retail segment:
Total amount incurred	$31,869	$35,785	$32,141	$39,447	$48,909	$40,070
Amount deferred	(15,117)	(21,284)	(8,440)	(22,161)	(32,504)	(14,117)
Amount amortized	10,913	19,516	12,834	9,753	17,901	13,168
Amount included in Statement of Operations	27,665	34,017	36,535	27,039	34,306	39,121
Wholesale segment:
Total amount incurred (a)	515	—	1,320	646	—	1,800
Multifamily segment:
Total amount incurred	783	2,030	597	305	3,138	1,423
Amount deferred	(10)	(1,335)	(191)	(90)	(2,757)	(345)
Amount amortized	108	1,700	179	114	1,479	134
Amount included in Statement of Operations	881	2,395	585	329	1,860	1,212
Total company:
Total amount incurred	33,167	37,815	34,058	40,398	52,047	43,293
Amount deferred	(15,127)	(22,619)	(8,631)	(22,251)	(35,261)	(14,462)
Amount amortized	11,021	21,216	13,013	9,867	19,380	13,302
Amount reported in Statement of Operations	$29,061	$36,412	$38,440	$28,014	$36,166	$42,133

	Three Months Ended September 30,
	2009			2008
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
Retail segment:
Total amount incurred	$10,865	$12,106	$11,251	$13,315	$15,744	$13,855
Amount deferred	(4,884)	(7,078)	(3,005)	(7,268)	(10,257)	(4,464)
Amount amortized	3,774	6,609	4,149	3,499	7,048	4,445
Amount included in Statement of Operations	9,755	11,637	12,395	9,546	12,535	13,836
Wholesale segment:
Total amount incurred (a)	187	—	304	184	—	466
Multifamily segment:
Total amount incurred	153	417	186	94	1,328	431
Amount deferred	(3)	(201)	(38)	—	(1,182)	(134)
Amount amortized	35	540	56	40	513	48
Amount included in Statement of Operations	185	756	204	134	659	345
Total company:
Total amount incurred	11,205	12,523	11,741	13,593	17,072	14,752
Amount deferred	(4,887)	(7,279)	(3,043)	(7,268)	(11,439)	(4,598)
Amount amortized	3,809	7,149	4,205	3,539	7,561	4,493
Amount reported in Statement of Operations	$10,127	$12,393	$12,903	$9,864	$13,194	$14,647

(a)          The wholesale segment revenue-other represents interest and fee income generated from our dealer loan program.

In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, our Retail segment also capitalized purchases of rental equipment in the amount of $1.7 million and $4.1 million for the nine months ended September 30, 2009 and 2008, respectively, and $0.6 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively.  We purchased customer accounts valued at $1.0 million and $0.3 million during the nine and three months ended September 30, 2009, respectively.  We purchased customer accounts valued at $0.7 million and $0.6 million during the nine and three months ended September 30, 2008, respectively.  Retail costs incurred during the nine and three months ended September 30, 2009 decreased as a result of lower sales volumes due in part to fewer opportunities to sell security systems in the current economic conditions.  In addition, Retail costs incurred during the nine months ended September 30, 2008 include expenses related to our analog to digital technology upgrade.

Valuation of Goodwill and Other Indefinite-Lived Intangible Assets

We evaluate goodwill for impairment annually as of the beginning of the third quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value in accordance with Accounting Standards Codification 350, Intangibles-Goodwill and Other.

Goodwill is recorded in the Retail, Wholesale and Multifamily operating segments, which are also our reporting units for purposes of evaluating our recorded goodwill for impairment. Goodwill was $41.6 million as of September 30, 2009 and December 31, 2008.  We completed our annual impairment testing during the third quarter of 2009 and determined that goodwill was not impaired.

The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  If the carrying value of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and we must complete the second step of the goodwill impairment test.  The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination.  Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including internally developed intangible assets with a zero carrying value, in a hypothetical analysis that would calculate the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.

The fair value of our reporting units is determined using a combined income and market approach.  The income approach uses a reporting unit’s projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions.  The market approach may involve use of the guideline transaction method, the guideline company method, or both.  The guideline transaction method makes use of available transaction price data of companies engaged in the same or a similar line of business as the respective reporting unit.  The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit.  We consider value indications from both the income approach and market approach in estimating the fair value of each reporting unit.

The income approach was given significant weight for all three reporting units because management considers this method a reasonable indicator of fair value.  The market transaction method was also given significant weight for all three reporting units because transactions in the industry are commonly valued as a multiple of RMR.  Based on management’s experience along with a review of recent industry transactions, management concluded the weighting of the market transaction method was appropriate.  The market guideline company method was given a small weight for Retail because, although the guideline companies are generally comparable, they are not similar enough to warrant a significant weight in estimating fair value.  The market guideline company method was given no weight for the Wholesale and Multifamily reporting units because management determined that there were no sufficiently comparable companies or there was a lack of market data for businesses engaged in these specialized monitored security operations.

The weighting for each of the methods used in connection with our annual goodwill impairment testing for 2009 was the same as that used in the prior year and is detailed in the table below:

	Income Approach	Market - Guideline	Market - Transaction
Retail	60%	10%	30%
Wholesale	50%	0%	50%
Multifamily	50%	0%	50%

Management judgment is a significant factor in determining whether an indicator of impairment has occurred.  Management relies on estimates in determining the fair value of each reporting unit, which include the following critical quantitative factors:

Anticipated future cash flows and terminal value for each reporting unit.  The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value.  The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenue, customer attrition and estimates of expected changes in operating margins.  Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated.  Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates.  We are not expecting actual results to vary significantly from estimates.

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

Identification of comparable transactions within the industry.  The market approach relies on a calculation that uses a multiple of RMR based on actual transactions involving industry participants.  RMR multiples are a commonly used valuation metric in the security monitoring industry.  The market approach estimates fair value by applying RMR multiples to the reporting unit’s RMR balance as of the testing date.  Although RMR multiples are subject to change, there has not been a noticeable deterioration in transaction values compared to prior years.

We also performed a sensitivity analysis on our estimated fair value determined using the income and market approach.  A key assumption for the income approach is the discount rate.  We selected a weighted average cost of capital of 12.0% for the Retail and Wholesale reporting units and 11.3% for the Multifamily reporting unit.  We determined, assuming all other valuation assumptions remained constant, that an increase in the weighted average cost of capital of over 500 basis points for the Retail reporting unit, 300 basis points for the Wholesale reporting unit and 270 basis points for the Multifamily reporting unit would be needed before the estimate of fair value using the income approach would be less than the carrying value.

Our principal indefinite-lived intangible assets are trade names which had a book value of $27.7 million as of September 30, 2009 and December 31, 2008.  Trade name values were based on the identifiable revenue associated with each segment.  Fair value is determined based on the income approach using the relief from royalty method, which requires assumptions related to projected revenues and assumptions regarding the royalty rate and discount rate.

New accounting standards

See Note 12 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Operating Results

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Protection One Consolidated

Revenue decreased slightly, less than 0.2%, to $277.7 million in the first nine months of 2009 compared to $278.0 million in the first nine months of 2008.  Monitoring and related services revenue decreased $1.4 million to $248.6 million primarily due to a decline in Retail and Multifamily monitoring and services revenue, partially offset by growth in the Wholesale segment.  Installation and other revenue increased $1.1 million, or 3.7%, to $29.1 million in the first nine months of 2009 compared to $28.0 million in the first nine months of 2008 primarily due to an increase in amortization of previously deferred customer acquisition revenue.  Cost of monitoring and related services revenue decreased $6.9 million, or 8.1%, to $76.9 million in the first nine months of 2009 compared to $83.8 million in the first nine months of 2008.  The decrease is primarily due to the centralization of Retail customer care and field technical support functions and labor efficiencies achieved through the integration of Wholesale’s billing and monitoring systems.  Selling expense decreased by $3.7 million, or 8.8%, to $38.4 million in the first nine months of 2009 compared to $42.1 million in the first nine months of 2008, due to a reduction in costs associated with our marketing programs and a reduction in sales headcount.  General and administrative costs decreased slightly, less than one half of one percent, in the first nine months of 2009 compared the first nine months of 2008.

Amortization and depreciation decreased $12.6 million, or 25.0%, to $37.5 million in the first nine months of 2009 compared to $50.1 million in the first nine months of 2008.  The decrease is primarily a result of changes in estimates based on our lifing studies conducted in the fourth quarter of 2008 as well as certain intangible assets becoming fully amortized.   See Note 3 to our Condensed Consolidated Financial Statements, Goodwill and Intangible Assets, for additional information related to the lifing study.

Net interest expense decreased $2.3 million, or 6.4%, to $33.8 million for the first nine months of 2009 compared to $36.1 million in the first nine months of 2008 due to lower debt discount amortization as a result of refinancing our Senior Subordinated Notes in March 2008.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Nine Months Ended September 30,
	2009		2008
Revenue
Monitoring and related services	$189,234	87.2%	$191,262	87.6%
Installation and other	27,665	12.8	27,039	12.4
Total revenue	216,899	100.0	218,301	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	50,823	23.4	57,027	26.1
Installation and other	34,017	15.7	34,306	15.7
Total cost of revenue (exclusive of amortization and depreciation shown below)	84,840	39.1	91,333	41.8
Operating Expenses
Selling expense	36,535	16.8	39,121	17.9
General and administrative expense	47,606	22.0	45,938	21.1
Amortization of intangibles and depreciation expense	31,332	14.4	39,546	18.1
Total operating expenses	115,473	53.2	124,605	57.1
Operating income	$16,586	7.7%	$2,363	1.1%

The change in our Retail segment customer base for the period is shown below.

	Nine Months Ended September 30,
	2009	2008

Beginning Balance, January 1	574,001	602,519
Customer additions	28,915	39,785
Customer losses	(55,625)	(60,336)
Other adjustments	1,153	325
Ending Balance, September 30	548,444	582,293

Revenue decreased $1.4 million, or 0.6%, to $216.9 million in the first nine months of 2009 compared to $218.3 million in the first nine months of 2008.  Monitoring and related services revenue was $2.0 million lower in the first nine months of 2009 than the first nine months of 2008 primarily resulting from lower service call volume and slightly lower monitoring revenue.   See “Summary of Important Matters—Recurring Monthly Revenue,” above for a roll-forward of RMR and additional information regarding the change in recurring monthly revenue in the first nine months of 2009.  Installation and other revenue increased $0.6 million in the first nine months of 2009 compared to the first nine months of 2008 due to an increase of $1.2 million in amortization of previously deferred customer acquisition revenue, partially offset by a decrease of $0.6 million in security system outright equipment sales to commercial customers.  Revenue consists primarily of (1) contractual revenue derived from providing monitoring and maintenance service, (2) revenue from our installations of new alarm systems, consisting primarily of sales of burglar alarm, CCTV, fire alarm and card access control systems to commercial customers and (3) amortization of previously deferred revenue.

Cost of revenue decreased $6.5 million, or 7.1%, to $84.8 million in the first nine months of 2009 compared to $91.3 million in the first nine months of 2008.  Cost of monitoring and related services decreased $6.2 million in the first nine months of 2009 compared to the first nine months of 2008 due to centralization of customer care and field technical support functions.  Cost of revenue includes the costs of monitoring, billing, customer service, field operations, and equipment and labor charges to install alarm systems, CCTV, fire alarms and card access control systems sold to our commercial customers, as well as amortization of previously deferred customer acquisition costs.

Operating expense decreased $9.1 million, or 7.3%, to $115.5 million in the first nine months of 2009 compared to $124.6 million in the first nine months of 2008.  Increases in general and administrative expenses, particularly legal fees and bad debt expense, were offset by a decrease in amortization of customer accounts resulting partially from changes in estimates based on our lifing study in 2008 as well as a reduction in costs associated with our marketing programs and a reduction in sales headcount.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Nine Months Ended September 30,
	2009		2008
Revenue
Monitoring and related services	$38,491	98.7%	$35,761	98.2%
Other	515	1.3	646	1.8
Total revenue	39,006	100.0	36,407	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	20,724	53.1	20,928	57.5
Operating Expenses
Selling expense	1,320	3.4	1,800	5.0
General and administrative expense	7,139	18.3	7,289	20.0
Amortization of intangibles and depreciation expense	3,605	9.2	5,913	16.2
Total operating expenses	12,064	30.9	15,002	41.2
Operating income (loss)	$6,218	16.0%	$477	1.3%

The change in our Wholesale segment monitored site base for the period is shown below.

	Nine Months Ended September 30,
	2009	2008

Beginning Balance, January 1	991,014	865,163
Monitored site additions	241,105	301,964
Monitored site losses	(177,884)	(162,853)
Other adjustments	67	673
Ending Balance, September 30	1,054,302	1,004,947

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Important Matters—Recurring Monthly Revenue,” above.  Pursuant to an agreement with APX, effective November 1, 2009, APX assumed operational control of our wholesale monitoring center in South St. Paul, Minnesota.  See “Summary of Important Matters-APX Agreement”, above, for additional information related to the agreement.

Revenue increased $2.6 million, or 7.1%, to $39.0 million in the first nine months of 2009 compared to $36.4 million in the first nine months of 2008 due to the addition of monitored sites from our largest wholesale dealers.  Revenue consists primarily of contractual revenue derived from providing monitoring service, as well as interest and fee income generated from our dealer loan program.

Cost of revenue decreased slightly, less than one percent, in the first nine months of 2009 compared to the first nine months of 2008. These costs generally relate to the cost of providing monitoring service, including the costs of monitoring and dealer care.  Cost of monitoring and related services revenue as a percent of the related revenue improved to 53.8% for the first nine months of 2009 compared to 58.5% in the first nine months of 2008 due to a more efficient operating structure from consolidating our monitoring centers onto a common monitoring and billing platform.

Operating expense decreased $2.9 million, or 19.6%, to $12.1 million in the first nine months of 2009 compared to $15.0 million in the first nine months of 2008 and also decreased as a percentage of revenue for the first nine months of 2009 to 30.9% compared to 41.2% for the first nine months of 2008.  The improvement is primarily a result of a decrease in amortization and depreciation expense as certain intangible assets became fully amortized as well as the impact of changes in estimates based on our lifing study in 2008.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Nine Months Ended September 30,
	2009		2008
Revenue
Monitoring and related services	$20,922	96.0%	$22,997	98.6%
Installation and other	881	4.0	329	1.4
Total revenue	21,803	100.0	23,326	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	5,396	24.7	5,811	24.9
Installation and other	2,395	11.0	1,860	8.0
Total cost of revenue (exclusive of amortization and depreciation shown below)	7,791	35.7	7,671	32.9
Operating Expenses
Selling expense	585	2.7	1,212	5.2
General and administrative expense	4,651	21.3	6,324	27.1
Amortization of intangibles and depreciation expense	2,592	11.9	4,606	19.8
Impairment of trade name	—	—	475	2.0
Total operating expenses	7,828	35.9	12,617	54.1
Operating income	$6,184	28.4%	$3,038	13.0%

The change in our Multifamily segment monitored site base for the period is shown below.

	Nine Months Ended September 30,
	2009	2008

Beginning Balance, January 1,	240,648	277,743
Monitored site additions	8,191	7,841
Monitored site losses	(32,160)	(30,744)
Ending Balance, September 30,	216,679	254,840

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Important Matters—Recurring Monthly Revenue,” above.

Revenue decreased $1.5 million, or 6.5%, to $21.8 million in the first nine months of 2009 compared to $23.3 million in the first nine months of 2008.  This decrease is the result of the decline in our customer base and related monitoring and service revenue.  The Multifamily segment monitored site losses continue to exceed monitored site additions.  Losses of monitored sites were higher in the first nine months of 2009 than the first nine months of 2008 due to the termination of services by several large customers due to financial hardship.  Installation and other revenue increased in the first nine months of 2009 compared to the first nine months of 2008 due to an increase in security system outright equipment sales.  Revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service, the installation of alarm systems and amortization of previously deferred customer acquisition revenue.

Cost of revenue increased $0.1 million, or 1.6%, to $7.8 million in the first nine months of 2009 compared to $7.7 million in the first nine months of 2008, which is primarily attributable to an increase in installation costs resulting from higher amortization of previously deferred costs as well as the increase in security system outright equipment sales.  Monitoring and related services cost of revenue decreased by $0.4 million in the first nine months of 2009 compared to the first nine months of 2008 due to the decline in the Multifamily customer base.  Cost of revenue includes monitoring, billing, customer service and field operations related to providing our monitoring services, as well as the cost to install access control systems and amortization of previously deferred costs.

Operating expenses decreased $4.8 million, or 38.0%, to $7.8 million in the first nine months of 2009 compared to $12.6 million in the first nine months of 2008.  An increase in bad debt expense was more than offset by a decrease in the Multifamily segment’s share of corporate shared services, such as human resources and information technology, lower selling expense and a decrease in amortization of intangibles and depreciation expense due to the impact of changes in estimates based on our lifing study in 2008.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Protection One Consolidated

Revenue decreased $1.5 million, or 1.6%, to $92.6 million in the third quarter of 2009 compared to $94.1 million in the third quarter of 2008.  Monitoring and related services revenue decreased $1.8 million to $82.4 million primarily due to a decline in Retail and Multifamily monitoring and services revenue, partially offset by growth in the Wholesale segment.  Installation and other revenue increased $0.2 million, or 2.7%, to $10.1 million in the third quarter of 2009 compared to $9.9 million in the third quarter of 2008 primarily due to an increase in amortization of previously deferred customer acquisition revenue.  Cost of monitoring and related services revenue decreased $2.1 million, or 7.4%, to $25.8 million in the third quarter of 2009 compared to $27.9 million in the third quarter of 2008.  The decrease is primarily due to the centralization of Retail customer care and field technical support functions and Wholesale labor efficiencies.  Selling expense decreased by $1.7 million, or 11.9%, to $12.9 million in the third quarter of 2009 compared to $14.6 million in the third quarter of 2008, due to a reduction in costs associated with our marketing programs and a reduction in sales headcount.  General and administrative costs decreased $3.3 million, or 16.1%, to $17.1 million in the third quarter of 2009 compared to $20.4 million in the third quarter of 2008 due to reductions in employee compensation and benefits, non-recurring severance payments and other employment-related costs.

Amortization and depreciation decreased $3.8 million, or 23.4%, to $12.6 million in the third quarter of 2009 compared to $16.4 million in the third quarter of 2008.  The decrease is primarily a result of changes in estimates based on our lifing studies conducted in the fourth quarter of 2008 as well as certain intangible assets becoming fully amortized.   See Note 3 to our Condensed Consolidated Financial Statements, Goodwill and Intangible Assets, for additional information related to the lifing study.

Net interest expense decreased $0.5 million, or 4.4%, to $11.5 million for the third quarter of 2009 compared to $12.0 million in the third quarter of 2008 primarily due to a decrease in the prime rate for our Unsecured Term Loan.

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
Revenue
Monitoring and related services	$62,464	86.5%	$64,013	87.0%
Installation and other	9,755	13.5	9,546	13.0
Total revenue	72,219	100.0	73,559	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	16,923	23.4	18,737	25.5
Installation and other	11,637	16.1	12,535	17.0
Total cost of revenue (exclusive of amortization and depreciation shown below)	28,560	39.5	31,272	42.5
Operating Expenses
Selling expense	12,395	17.2	13,836	18.8
General and administrative expense	13,458	18.6	15,514	21.1
Amortization of intangibles and depreciation expense	10,520	14.6	12,968	17.6
Total operating expenses	36,373	50.4	42,318	57.5
Operating income (loss)	$7,286	10.1%	$(31)	0.0%

The change in our Retail segment customer base for the period is shown below.

	Three Months Ended September 30,
	2009	2008

Beginning Balance, July 1	556,458	590,523
Customer additions	9,583	12,871
Customer losses	(17,311)	(21,000)
Other adjustments	(286)	(101)
Ending Balance, September 30	548,444	582,293

Revenue decreased $1.4 million, or 1.8%, to $72.2 million in the third quarter of 2009 compared to $73.6 million in the third quarter of 2008.  Monitoring and related services revenue decreased $1.5 million in the third quarter of 2009 compared to the third quarter of 2008 due to lower service call volume and lower monitoring revenue.   See “Summary of Important Matters—Recurring Monthly Revenue,” above for a roll-forward of RMR and additional information regarding the change in recurring monthly revenue in the third quarter of 2009.  Installation and other revenue increased $0.2 million in the third quarter of 2009 compared to the third quarter of 2008 due to an increase in amortization of previously deferred customer acquisition revenue.  Revenue consists primarily of (1) contractual revenue derived from providing monitoring and maintenance service, (2) revenue from our installations of new alarm systems, consisting primarily of sales of burglar alarm, CCTV, fire alarm and card access control systems to commercial customers and (3) amortization of previously deferred revenue.

Cost of revenue decreased $2.7 million, or 8.7%, to $28.6 million in the third quarter of 2009 compared to $31.3 million in the third quarter of 2008.  Cost of monitoring and related services decreased $1.8 million in the third quarter of 2009 compared to the third quarter of 2008 due to centralization of customer care and field technical support functions.  Cost of installation and other revenue decreased $0.9 million, or 7.2%, in the third quarter of 2009 compared to the third quarter of 2008 due to decreases in amortization of previously deferred customer acquisition costs and the cost of security system outright equipment sales to commercial customers.  Cost of revenue includes the costs of monitoring, billing, customer service, field operations, and equipment and labor charges to install alarm systems, CCTV, fire alarms and card access control systems sold to our commercial customers, as well as amortization of previously deferred customer acquisition costs.

Operating expense decreased $5.9 million, or 14.0%, to $36.4 million in the third quarter of 2009 compared to $42.3 million in the third quarter of 2008 due to decreases in general and administrative expense, amortization of customer accounts and selling expense.  General and administrative expenses declined due to reductions in employee compensation and benefits and other employment-related costs.  The decrease in amortization of customer accounts partially results from changes in estimates based on our lifing study in 2008.  The decrease in selling expense results from a reduction in costs associated with our marketing programs and a reduction in sales headcount.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
Revenue
Monitoring and related services	$13,180	98.6%	$12,574	98.6%
Other	187	1.4	184	1.4
Total revenue	13,367	100.0	12,758	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	7,096	53.1	7,189	56.3
Operating Expenses
Selling expense	304	2.3	466	3.7
General and administrative expense	2,255	16.8	2,655	20.8
Amortization of intangibles and depreciation expense	1,201	9.0	1,925	15.1
Total operating expenses	3,760	28.1	5,046	39.6
Operating income	$2,511	18.8%	$523	4.1%

The change in our Wholesale segment monitored site base for the period is shown below.

	Three Months Ended September 30,
	2009	2008

Beginning Balance, July 1	1,049,383	969,479
Monitored site additions	75,573	94,995
Monitored site losses	(70,654)	(59,469)
Other adjustments	—	(58)
Ending Balance, September 30	1,054,302	1,004,947

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Important Matters—Recurring Monthly Revenue,” above.  Pursuant to an agreement with APX, effective November 1, 2009, APX assumed operational control of our wholesale monitoring center in South St. Paul, Minnesota.  See “Summary of Important Matters-APX Agreement”, above, for additional information related to the agreement.

Revenue increased $0.6 million, or 4.8%, to $13.4 million in the third quarter of 2009 compared to $12.8 million in the third quarter of 2008 due to the addition of monitored sites from our largest wholesale dealer.  Revenue consists primarily of contractual revenue derived from providing monitoring service, as well as interest and fee income generated from our dealer loan program.

Cost of revenue decreased $0.1 million, or 1.3%, to $7.1 million in the third quarter of 2009 compared to $7.2 million in the third quarter of 2008.  These costs generally relate to the cost of providing monitoring service, including the costs of monitoring and dealer care.  Cost of monitoring and related services revenue as a percent of the related revenue improved to 53.8% for the third quarter of 2009 compared to 57.2% in the third quarter of 2008 due to a more efficient operating structure from consolidating our monitoring centers onto a common monitoring and billing platform.

Operating expense decreased $1.3 million, or 25.5%, to $3.8 million in the third quarter of 2009 compared to $5.1 million in the third quarter of 2008 and also decreased as a percentage of revenue for the third quarter of 2009 to 28.1% compared to 39.6% for the third quarter of 2008.  The improvement is primarily a result of a decrease in amortization and depreciation expense as certain intangible assets became fully amortized as well as the impact of changes in estimates based on our lifing study in 2008.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
Revenue
Monitoring and related services	$6,789	97.3%	$7,605	98.3%
Installation and other	185	2.7	134	1.7
Total revenue	6,974	100.0	7,739	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	1,856	26.6	2,022	26.1
Installation and other	756	10.8	659	8.5
Total cost of revenue (exclusive of amortization and depreciation shown below)	2,612	37.4	2,681	34.6
Operating Expenses
Selling expense	204	2.9	345	4.5
General and administrative expense	1,442	20.7	2,273	29.4
Amortization of intangibles and depreciation expense	859	12.3	1,538	19.9
Impairment of trade name	—	—	475	6.1
Total operating expenses	2,505	35.9	4,631	59.9
Operating income	$1,857	26.7%	$427	5.5%

The change in our Multifamily segment monitored site base for the period is shown below.

	Three Months Ended September 30,
	2009	2008

Beginning Balance, July 1,	219,167	264,699
Monitored site additions	3,359	2,501
Monitored site losses	(5,847)	(12,360)
Ending Balance, September 30,	216,679	254,840

For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Important Matters—Recurring Monthly Revenue,” above.

Revenue decreased $0.7 million, or 9.9%, to $7.0 million in the third quarter of 2009 compared to $7.7 million in the third quarter of 2008 due to a decline in monitoring and service revenue from a declining customer base.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service, the installation of alarm systems and amortization of previously deferred customer acquisition revenue.

Cost of revenue decreased $0.1 million, or 2.6%, to $2.6 million in the third quarter of 2009 compared to $2.7 million in the third quarter of 2008.  Cost of revenue includes monitoring, billing, customer service and field operations related to providing our monitoring services, as well as the cost to install access control systems and amortization of previously deferred costs.

Operating expenses decreased $2.1 million, or 45.9%, to $2.5 million in the third quarter of 2009 compared to $4.6 million in the third quarter of 2008.  This decrease is primarily attributable to a decrease in the Multifamily segment’s share of corporate shared services, such as human resources and information technology, and a $0.5 million impairment charge in the third quarter of 2008.  In addition, amortization of intangibles and depreciation expense decreased 44.1% to $0.9 million in the third quarter of 2009 from $1.5 million in the third quarter of 2008 due to the impact of changes in estimates based on our lifing study in 2008.

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and interest and principal payments required under all of our debt obligations during the twelve months following the date of the financial statements included in this report.

In response to the recent economic conditions, we have assessed the liquidity of our investments.  Our cash and cash equivalents are deposited in mutual funds invested primarily in U.S. Treasury securities.  Although the mutual funds are permitted seven days to satisfy withdrawal requests, in our experience, the financial institutions have never exercised the provision.  We believe, based on information available to management at this time, that there is minimal risk regarding liquidity of our approximately $76.6 million cash and cash equivalents as of September 30, 2009.

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

The senior credit facility includes a $25.0 million revolving credit facility, of which $18.5 million remains available as of November 2, 2009 after reducing total availability by $4.0 million for an outstanding letter of credit and $2.5 million in commitments from Lehman.  In the first quarter of 2007, the applicable margins with respect to the term loan under the senior credit facility were reduced to 1.25% for base rate borrowing and 2.25% for Eurodollar borrowing.  Depending on our leverage ratio at the time of borrowing, the applicable margin with respect to a revolving loan may range from 1.25% to 2.25% for base rate borrowing and 2.25% to 3.25% for Eurodollar borrowing. The revolving credit facility matures on April 18, 2010 and the term loan matures on March 31, 2012.  We intend to refinance our revolving credit facility prior to its maturity on April 18, 2010, however, we cannot provide any assurances that we will be able to do so on favorable terms or at all.  We do not believe an inability to refinance our revolving credit facility would have a material impact on our liquidity, operations or consolidated financial statements.

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

The following table presents the financial ratios required by our Senior Credit Agreement, Senior Secured Notes Indenture and Unsecured Term Loan Agreement through the third quarter of 2010 and our actual ratios as of September 30, 2009.

Debt Instrument	Financial Covenants	Ratio Requirements	Actual Ratio as of September 30, 2009
Senior Credit Agreement	Consolidated Leverage Ratio (consolidated total debt on last day of period/consolidated EBITDA for most recent four fiscal quarters)	Q3 2009: Less than 5.75:1.0 Q4 2009 through Q3 2010; less than 5.5:1.0	4.39:1.0

	Consolidated Interest Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Greater than 2.0:1.0	2.59:1.0

Senior Secured Notes Indenture	Consolidated Fixed Charge Coverage Ratio (current fiscal quarter EBITDA/current fiscal quarter interest expense)	Greater than 2.25:1.0	2.82:1.0

Unsecured Term Loan Agreement	Consolidated Fixed Charge Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Greater than 2.25:1.0	2.86:1.0

At September 30, 2009, we were in compliance with the financial covenants and other maintenance tests for all our debt obligations.  The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in our Senior Credit Agreement are maintenance tests and the Consolidated Fixed Charge Coverage Ratios contained in our Senior Secured Notes Indenture and Unsecured Term Loan Agreement are debt incurrence tests.  We cannot be deemed to be in default solely due to failure to meet such debt incurrence tests.  However, failure to meet such debt incurrence tests could result in restriction on our ability to incur additional ratio indebtedness.  We believe that should we fail to meet the minimum Consolidated Fixed Charge Coverage Ratios in our Senior Secured Notes Indenture and Unsecured Term Loan Agreement, our ability to borrow additional funds under other permitted indebtedness provisions in our Senior Secured Notes Indenture, Unsecured Term Loan Agreement and Senior Credit Agreement would provide us with sufficient liquidity for our currently foreseeable operational needs.  Our outstanding debt instruments also generally restrict our ability to pay any cash dividends to stockholders, but do not otherwise restrict our ability to fund cash obligations.

We are in discussions with our existing lenders under our senior credit facility to extend the maturity date of the existing Senior Credit Agreement and amend certain other terms.  Included among the possible amendments are an extension of the maturity date of our revolving credit facility (currently scheduled to mature in March 2010) and a reduction in the maximum amount available for borrowing under our revolving credit facility to $15 million from $25 million.  We are also discussing with our existing lenders and potential new lenders the possibility of increasing the size of the term loan facility by up to $75 million (for aggregate term loans of $364.5 million).  The additional proceeds, together with available cash on hand would be used to redeem our Senior Secured Notes due November 15, 2011.  We can give no assurance that we will be successful in completing this refinancing on the terms being discussed or at all.

Cash Flow

Operating Cash Flows for the Nine Months Ended September 30, 2009.  Our operations provided cash of $63.3 million and $46.4 million in the first nine months of 2009 and 2008, respectively.  We expect to continue to generate cash from operating activities in excess of the cash required for operations and interest payments due in the twelve months following the date of the financial statements included in this report.  Working capital was $29.1 million as of September 30, 2009 compared to a deficit of $1.8 million as of December 31, 2008.  The increase in working capital at September 30, 2009 is primarily related to improvements in operating results as well as higher cash balances at September 30, 2009.

Investing Cash Flows for the Nine Months Ended September 30, 2009.  We used a net $21.8 million and $35.0 million for our investing activities for the first nine months of 2009 and 2008, respectively.  We invested a net $18.8 million in cash to install and acquire new accounts (including rental equipment) and $3.3 million to acquire fixed assets in the first nine months of 2009.  We also received $0.2 million from the sale of accounts and other assets.  We invested a net $32.3 million in cash to install and acquire new accounts (including rental equipment) and $4.5 million to acquire fixed assets in the first nine months of 2008.  During the first nine months of 2008, we received $1.6 million from the reduction of restricted cash.

Financing Cash Flows for the Nine Months Ended September 30, 2009.  Financing activities used a net $3.9 million and $11.8 million in the first nine months of 2009 and 2008, respectively.  In the first nine months of 2009, we paid $3.9 million for the repayment of borrowings under our senior credit facility and capital leases.  In the first nine months of 2008, we paid $120.2 million for the redemption of our Senior Subordinated Notes and the repayment of borrowings under our senior credit facility and capital leases, $2.0 million for debt issuance costs and received $110.3 million of proceeds from borrowings under our Unsecured Term Loan.

Capital Expenditures

Assuming we have available funds, net capital expenditures for 2009 (inclusive of $21.0 million spent through September 30, 2009) are expected to be $32 million, of which $7 million, is expected to be used for fixed asset purchases, with the balance to be used for net customer acquisition costs and non-monitored leased equipment.  These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Material Commitments

Our contractual cash obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant changes in these commitments from that reported in our Annual Report on Form 10-K for the year ended December 31, 2008.  We have future, material, long-term commitments, which, as of September 30, 2009, included $289.5 million related to the senior credit facility, $110.3 million related to the Unsecured Term Loan and $115.3 million related to the Senior Secured Notes.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions or commitments as of or for the nine months ended September 30, 2009, other than as disclosed in this report.

Credit Ratings

Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  As of November 2, 2009, our senior credit facility and our Senior Secured Notes were rated as follows (our Unsecured Term Loan is not rated).

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Unsecured Term Loan is a variable rate debt instrument with borrowings of $110.3 million outstanding as of November 2, 2009.  Our senior credit facility is a variable rate debt instrument, and as of November 2, 2009, we had borrowings of $289.5 million outstanding.  We have three interest rate swap agreements to fix the variable component of the interest rate on $250 million of our LIBOR-based variable debt under the senior credit facility at 3.15% to 3.19%.  The interest rate swaps mature from September 2010 to November 2010.  With the current applicable margin on our LIBOR-based borrowings under our senior credit facility at 2.25%, the effective interest rate on the swapped debt ranges from 5.40% to 5.44%.

As of November 2, 2009, the one-month LIBOR was 0.24% and the prime rate was 3.25%.  The table below reflects the impact on pre-tax income of changes in LIBOR and the prime rate from their rates on November 2, 2009 (dollars in thousands):

(Decrease) Increase in index rate	(2.00)%	(1.00)%	0.00%	1.00%	2.00%	3.00%	4.00%
Increase (Decrease) in pre-tax income	$2,302	$1,199	$0	$(1,498)	$(2,997)	$(4,495)	$(5,994)

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. As of September 30, 2009, the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, concluded that its disclosure controls and procedures are effective (a) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the quarter ended September 30, 2009.

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

Date:	November 9, 2009	PROTECTION ONE, INC.
PROTECTION ONE ALARM MONITORING, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)