Form 10-K/A
period 2009-12-31
PROTECTION ONE INC
filed 2010-04-30
CIK 916230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  1-12181-01

PROTECTION ONE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-1063818 (I.R.S. Employer Identification No.)

1035 N. 3rd Street, Suite 101 Lawrence, KS (Address of principal executive offices)	66044 (Zip Code)

785-856-5500

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $31,226,063 based on the closing sale price as reported on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 5, 2010 was 25,433,371.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Protection One, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission (“SEC”) on March 24, 2010 (“Original Form 10-K”). This Amendment No. 1 is being filed for the purpose of (i) including information in Part III, Items 10 through 14, because an information statement for the election of directors will not be filed with the SEC within 120 days after the end of our 2009 fiscal year and (ii) correcting the number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 5, 2010 to 25,433,371 from the originally reported 25,333,371 shares as reflected on the cover of the Original Form 10-K.

The reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our information statement into Part III of the Original Form 10-K is hereby deleted. In addition, Part III, Items 10 through 14 of the Original Form 10-K have been amended and restated in their entirety and Part IV, Item 15 “Exhibits” of the Original Form 10-K has been amended and restated solely to include as exhibits the new certifications required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

The increase in outstanding shares reflects the 100,000 restricted shares issued to our senior executive officers on February 22, 2010.

There are no other changes to the Original Form 10-K other than those outlined above. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as described above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context.

PROTECTION ONE, INC.

ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2009

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

In connection with our restructuring in 2005, we entered into a stockholders agreement with affiliates of Quadrangle Group LLC (the “Quadrangle Stockholders”) and affiliates of Monarch Alternative Capital LP (the “Monarch Stockholders” and, together with the Quadrangle Stockholders, the “Principal Stockholders”).  The stockholders agreement was amended and restated on April 2, 2007, in connection with the merger of Integrated Alarm Services Group, Inc., which we refer to as IASG, into one of our wholly-owned subsidiaries (which we refer to as the IASG merger). Raymond C. Kubacki and Arlene M. Yocum or their successors were required to be nominated and appointed to our Board of Directors in accordance with the IASG merger agreement for a period of not less than two years from April 2, 2007.  The amended and restated stockholders agreement provides that the parties thereto and Protection One, Inc., which we refer to as the Company or the company, will use their reasonable best efforts to cause our Board of Directors to consist of nine members, which shall include the following:

•                  three members designated by POI Acquisition, L.L.C. (“POIA”), an affiliate of Quadrangle Group LLC, subject to POIA’s maintenance of a certain threshold of ownership in us  (and provided that for so long as POIA owns at least 40% of our Common Stock, it shall have the right to cause our Board of Directors to be increased by two directors and designate such directors);

•                  two members designated by Monarch Alternative Capital LP (“Monarch”), subject to Monarch’s maintenance of a certain threshold of ownership in us;

•                  our President and Chief Executive Officer, Richard Ginsburg; and

•                  one other independent director selected by a majority of the other directors.

The following table sets forth biographical information as of April 26, 2010, regarding our current directors, as well as information regarding experience, qualifications, attributes or skills that contribute to such person’s ability to serve as a director.  Each director’s term expires at our 2010 annual meeting of stockholders.

Name	Age	Background
Richard Ginsburg	41

Mr. Ginsburg has served as our director and Chief Executive Officer since April 2001 and President since July 2001. Mr. Ginsburg holds a BS in communications from the University of Miami. He was a founder of Guardian International, a security monitoring company, and served as its President and Chief Executive Officer from August 1996 to April 2001. Mr. Ginsburg brings to the Board in-depth knowledge of, and experience in, the security monitoring industry, as well as substantial leadership ability and management experience.

Raymond C. Kubacki	65

Mr. Kubacki has served as our director since the IASG merger in April 2007. Mr. Kubacki served as a director of IASG from June 2004 until the IASG merger and was a member of IASG’s audit, independent, compensation and governance and nominating committees. Since July 1991, Mr. Kubacki has served as President and Chief Executive Officer of Psychemedics Corporation, a public biotechnology company with a proprietary drug test product. He has also served as Chairman of the Board of Directors of Psychemedics since November 2003. Prior to joining Psychemedics, he held senior management positions in marketing and operations with Reliance Electric Company and ACME Cleveland Corporation and was an investment officer for Massachusetts Investors Trust, a major mutual fund investment management company. He is also a trustee for the Center for Excellence in Education based in Washington, D.C. Mr. Kubacki received his BA and MBA from Harvard University. Mr. Kubacki’s years of experience as a director and member of executive management of public companies, as well as his experience in marketing and operations, provides useful knowledge and insight to the Board as a whole.

Robert J. McGuire	73

Mr. McGuire has served as our director since March 2005. Mr. McGuire holds an LL.M. from New York University Law School, a JD from Saint John’s University Law School and a BA from Iona College. Mr. McGuire is an attorney and consultant with offices in New York City. Mr. McGuire is a former Assistant United States Attorney and a former New York City Police Commissioner. He is a former Chairman and Chief Executive of Pinkerton’s Inc. and former President of Kroll Associates, Inc. Mr. McGuire serves on the Boards of Artio Global Funds, Mutual of America Life Insurance Company, and Six Flags, Inc. Mr. McGuire’s years of directorial, executive management and legal experience makes him a valuable member of the Board.

Peter R. Ezersky	49

Mr. Ezersky was appointed to our Board as a Quadrangle Group LLC designee in October 2009. He joined Quadrangle upon its formation in 2000 and is a Managing Principal focused on the firm’s private equity business. Mr. Ezersky also currently serves on the Boards of Directors of Cinemark, Dice Holdings, Get AS, MGM and Hargray Holdings as well as on the Advisory Board of Bresnan Broadband. Among other activities, Mr. Ezersky has been actively involved in implementing the growth and acquisition strategies of both Cinemark and Dice, enhancing the management teams at several of Quadrangle’s portfolio companies and executing a variety of financings to fund acquisitions and realizations. Prior to joining Quadrangle, Mr. Ezersky ran the Worldwide Media and Communications group at Lazard Frères & Co., which he joined after starting his investment banking career at First Boston. He received a B.A., summa cum laude, in political science from Amherst College, where he was a member of Phi Beta Kappa, and a J.D. from the Yale Law School, where he was an editor of the Yale Law Journal. Following law school, he was a Law Clerk for Judge Ralph K. Winter, Jr. of the United States Court of Appeals for the Second Judicial Circuit. Mr. Ezersky’s experience with executive management of various Quadrangle-portfolio companies as well as his strategic business planning expertise adds value to the Board.

Alex Hocherman	32

Mr. Hocherman was appointed to our Board as a Quadrangle Group LLC designee in April 2009. Mr. Hocherman joined Quadrangle Group LLC, an affiliate of POIA, in 2006 and is a Vice President focused on the firm’s media and communications private equity business. Prior to joining Quadrangle Group LLC, Mr. Hocherman was an Associate at Bain Capital where he focused on private equity investments. He also worked as an Associate Consultant at Bain & Company. He received an MBA from the Wharton School at the University of Pennsylvania where he was the Ford Fellow and a Palmer Scholar, and graduated with a BA, magna cum laude, in economics from Dartmouth College, where he was a member of Phi Beta Kappa. He has served on the board of Alpha Media Group, a privately-held media company.Mr. Hocherman’s business and educational experience enhances his ability to contribute as a director of the Board.

Thomas J. Russo	68

Mr. Russo has served as our director since April 2007 as a Monarch designee.  Mr. Russo has served as a partner and president of StepStone Hospitality, a hotel and restaurant management company, since 2007.  Mr. Russo has 40 years of management experience in domestic and international operations of foodservice, lodging and consumer goods companies.  Mr. Russo holds a BS degree from Fordham University and a degree of Doctor of Business Administration in Foodservice Management from Johnson and Wales University.  Mr. Russo is Vice Chairman of Leadership Roundtable and past Chairman of the Massachusetts

Restaurant Association.  He serves on the boards of the National Restaurant Association, Oneida Ltd and Margarita, Inc. Mr. Russo’s leadership experience, including his management and directorial experience, adds value to the Board.

Edward Sippel	37

Mr. Sippel was appointed to our Board as a Quadrangle Group LLC designee in April 2008. Mr. Sippel is a Managing Principal of Quadrangle Group LLC, an affiliate of POIA. Mr. Sippel currently serves on the Board of Tower Vision Mauritius Limited and Tower Vision India Private Limited on behalf of Quadrangle Group LLC.  In his past roles, Mr. Sippel has served on the Board of Directors of several companies in Asia, including the public companies PowerTel Limited and Neighbourhood Cable Limited, both in Australia, together with many private businesses. Mr. Sippel holds a BA degree from Georgetown University. Prior to joining Quadrangle Group LLC in 2007, Mr. Sippel was a Managing Director and Partner at TVG Capital Partners, a private equity firm based in Hong Kong, from its inception in 1998 to 2007. Prior to joining TVG Capital Partners, Mr. Sippel was with the Asian Infrastructure Fund in Hong Kong and Morgan Stanley’s Global Communications Group in New York. Mr. Sippel’s management and directorial experience enhances his ability to serve as a director of the Board.

Michael Weinstock	49

Mr. Weinstock has served as our director since February 2005 as a Monarch designee. He is Managing Principal of Monarch Alternative Capital LP, an affiliate of the Monarch Stockholders. Mr. Weinstock graduated from the Wharton School of the University of Pennsylvania, summa cum laude, with a B.S. in Economics and from Harvard Business School with an M.B.A. Prior to joining Monarch’s predecessor in 2002, Mr. Weinstock was a Managing Director of Lazard Frères & Co., where he built a distressed debt research effort. Prior to that, he was an investment banker with Salomon Brothers and Goldman Sachs working on corporate finance, securitization, and mergers and acquisitions transactions. Mr. Weinstock’s vast experience in the financial sector as well as his educational background enhances his ability to contribute as a director on the Board.

Arlene M. Yocum	52

Ms. Yocum has served as our director since the IASG merger in April 2007. Ms. Yocum served as director of IASG from October 2005 until the IASG merger and was the chairperson of both the governance and nominating committee and the independent director committee. Ms. Yocum has served as Executive Vice President, Managing Executive of Client Services and Distribution for PNC’s Asset Management Group since 2003. From 2000 to 2003 Ms. Yocum was an Executive Vice President of the Institutional Investment Group of PNC Wealth Management. From 1993 to 2000, Ms. Yocum held various management and executive positions within PNC. Ms. Yocum also serves as a director of Key Energy Services, Inc., which is headquartered in Houston, TX. Ms. Yocum is a Trustee and Treasurer of the Philadelphia Community College foundation and a member of the American Bankers Association Wealth Management and Trust Conference Board. She holds a JD from Villanova School of Law and a BA from Dickinson College. Ms. Yocum’s extensive business experience, including her directorial experience with public companies, as well as her legal and financial expertise enhances her ability to serve as a director of the Board.

Executive Officers

The following table sets forth the name, age and position of each person who serves as an executive officer as of April 26, 2010.  All of our executive officers are appointed by the Board and hold their respective offices until their respective successors have been appointed, or their earlier death, resignation or removal by the Board.

Name	Age	Background
Richard Ginsburg	41

Mr. Ginsburg has served as our director and Chief Executive Officer since April 2001 and President since July 2001. He was a founder of Guardian International, Inc., a security monitoring company, and served as its President and Chief Executive Officer from August 1996 to April 2001.

Darius G. Nevin	52

Mr. Nevin has served as our Executive Vice President and Chief Financial Officer since August 2001.  He served as our director from November 2002 to May 2003.  From October 1997 to August 2001, he was the Chief Financial Officer of Guardian International, Inc.  For most of the ten years prior to October 1997, Mr. Nevin served in senior executive positions for a provider of commercial electronic security systems and services.

Peter J. Pefanis	63

Mr. Pefanis has served as our Executive Vice President and Chief Operating Officer since March of 2007.  He was Executive Vice President of Protection One Alarm Monitoring, Inc., our wholly-owned subsidiary, from September 2002 to March 2007, and was Senior Vice President from June 2001 to September 2002.  Prior to his role at Protection One, during a span of 27 years, Mr. Pefanis held senior positions at SecurityLink, Honeywell, National Guardian Corp., and Wells Fargo.

J. Eric Griffin	51	Mr. Griffin has served as our Vice President, General Counsel and Secretary since December 2001. He served as Executive Director of Legal Services from May 2000 to December 2001.
Joseph R. Sanchez	49

Mr. Sanchez has served as our Senior Vice President Customer Operations since June 2004. He served as Vice President Customer Operations from August 1999 to June 2004. Mr. Sanchez has been with us since 1990 and has held various manager and director level positions within the organization.

E. Andy Devin	47

Mr. Devin has served as our Treasurer since September 2004 and our Vice President-Finance since August 2007. He has served as Vice President since 2001 and was our Controller from 1999 to July 2007. Prior to joining us, Mr. Devin held various positions with Westar Energy, our former majority owner, and prior to that spent seven years in public accounting.

Tony Wilson	42

Mr. Wilson has served as President of Security Monitoring Services, Inc. (d/b/a CMS), our wholly owned subsidiary, since 1991. Mr. Wilson was one of the original founders of CMS and has served in various roles with the company since 1984.

Sarah Strahm	35

Ms. Strahm has served as Chief Accounting Officer since August of 2007. Prior to joining us, Ms. Strahm spent nine years in public accounting with PricewaterhouseCoopers LLP where she most recently served as a senior manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder (the “Exchange Act”), our executive officers and directors are required to file certain reports with the Securities and Exchange Commission.  These reports disclose the amount of our Common Stock that is held by our executive officers and directors, in addition to changes in their ownership of stock.  Copies of these reports are required to be furnished to us.  We believe that all of our current executive officers, directors and beneficial owners of more than 10% of our Common Stock filed all reports required for 2009 by Section 16(a) of the Exchange Act on a timely basis.  Our belief that all required filings were made is based solely on our review of the copies of reports furnished to us, or on written representations to us that no such reports were required.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Audit Committee; Financial Expert

The Audit Committee has responsibility for the appointment, compensation, termination and oversight of the work of our independent registered public accountants.  The Audit Committee oversees the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent registered public accountants’ qualifications and independence and the performance of our internal audit function.

Management has the primary responsibility for the system of internal controls and the financial reporting process.  The independent registered public accountants have the responsibility to express an opinion on the financial statements and internal control over financial reporting based on an audit conducted in accordance with generally accepted auditing standards.  The Audit Committee has the responsibility to monitor and oversee these processes.

During 2009, members of the Audit Committee were Mr. McGuire (chairman), Mr. Kubacki, and Ms. Yocum.  Since joining the Board in March 2005, Mr. McGuire has served as the Audit Committee Chairman.  The Board of Directors has determined that Mr. Kubacki meets the Securities and Exchange Commission criteria for an “audit committee financial expert.”  Mr. Kubacki’s qualifications include experience in evaluating financial information in his current position as President and Chief Executive Officer of Psychemedics Corporation, which is a public company whose common stock is listed on the Nasdaq, and in his former position as an investment officer with Massachusetts Investors Trust, a mutual fund investment management company.

ITEM 11.  EXECUTIVE COMPENSATION

The following Compensation and Discussion Analysis describes material elements of compensation for our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers as of December 31, 2009, as well as for our former Chief Marketing Officer, whom we refer to as our “named executive officers.”  The named executive officers were Richard Ginsburg, Darius G. Nevin, Peter Pefanis, J. Eric Griffin, Tony Wilson, and Kim Lessner and are listed in the Summary Compensation Table below.  The following Compensation Discussion and Analysis, executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to us in 2009, their outstanding equity awards at the end of 2009 and their compensation arrangements with us.

Compensation Discussion and Analysis

Overview, Philosophy and Objectives of Executive Compensation

The Compensation Committee of our Board of Directors has authority to establish the salaries, bonuses and equity plan participation levels for the named executive officers. The Compensation Committee also has authority to review and approve employment agreements, severance arrangements and retirement plans for the named executive officers, to oversee the design and administration of equity-based and incentive compensation plans and otherwise to review and approve our compensation plans. Together with the full Board of Directors, the Compensation Committee evaluates the performance of our Chief Executive Officer and, with input from the Chief Executive Officer, evaluates the performance of our other named executive officers.  Our Board of Directors also has the authority to perform the responsibilities and duties of the Compensation Committee.

We compensate our named executive officers primarily through a combination of base salary, annual bonus and equity compensation. The primary objectives of the Compensation Committee with respect to the compensation of our named executive officers are to attract, motivate and retain talented and dedicated executives, to foster a team orientation toward the achievement of company-wide business objectives and to link the interests of the named executive officers with those of our stockholders. The Compensation Committee’s compensation philosophy with respect to the named executive officers includes the following general elements: providing competitive base salaries and annual bonus targets; rewarding achievement of company financial performance objectives as well as individual managerial effectiveness; and emphasizing equity incentives for named executive officers. Participation in our stock option programs has also been extended to certain employees, in addition to certain executive officers, based on their perceived potential to contribute to increasing stockholder value.

Compensation Committee

The Compensation Committee establishes the salaries and bonuses for our executive officers and reviews and makes recommendations to the Board regarding our compensation and benefit plans.  Current members of the Compensation Committee are Mr. McGuire (chairman) and Mr. Hocherman.  Mr. Nordhaus was a member of the Compensation Committee from December 16, 2008 through his resignation from the Board on September 28, 2009.   Mr. Hocherman replaced Mr. Nordhaus on the Compensation Committee effective September 28, 2009.  As described under “Director Independence” in Item 13 of this Form 10-K/A, because we are a “controlled company” under the marketplace rules of The Nasdaq Stock Market, we are not required to have a compensation committee comprised entirely of independent members.  The Compensation Committee may delegate its responsibilities to a subcommittee of the Compensation Committee, including to a subcommittee consisting entirely of directors who are deemed to be non-employee directors and outside directors for purposes of potentially applicable securities regulations and tax regulations, respectively.

2009 Executive Compensation Components

Base Salary

The minimum base compensation for Messrs. Ginsburg, Nevin, Pefanis, Griffin and Wilson was established in 2004.  At that time, our Board of Directors, which was then performing the functions of the Compensation Committee, considered

•                  our historical operating performance and trends;

•                  the need to maintain the continuity and focus of our management team through an impending financial restructuring;

•                  our goal of delivering competitive compensation to our management team;

•                  the recommendations of a compensation consultant and the competitive compensation data and analyses developed by the compensation consultant; and

•                  with respect to those executives other than the Chief Executive Officer, the recommendations of the Chief Executive Officer.

To assist our Board of Directors in evaluating base salaries and bonus opportunities in June 2004, a compensation consultant was selected by our Board and was instructed to ensure that our compensation programs were appropriate to motivate, retain and compensate senior management through an impending financial restructuring.  The compensation consultant developed compensation data obtained from surveys of compensation practices for a broad cross-section of companies representing diverse industries, performance, capital structure and competitive challenges. Where possible, the compensation consultant used regression analysis to adjust the data to our revenue size. The compensation data provided by the compensation consultant was based on data obtained from the following survey sources: Towers Perrin Executive Compensation Database — Single Regression Report (March 2003), Towers Perrin Executive Compensation Data Base -- Descriptive Statistics Report (March 2003), Towers Perrin Long-Term Incentive Plan Report (March 2003) and Watson Wyatt Top Management Compensation Survey (April 2003).  The salaries of Messrs. Ginsburg, Nevin, Griffin and Pefanis as of June 2004 were found to range from the 46th survey percentile to the 61st percentile for competitive base salary for their position, and these base salary levels were left unchanged in the employment agreements that the Company subsequently entered into with each of the named executive officers.  Mr. Wilson was our lowest paid executive officer in 2004 and the compensation consultant did not find sufficient comparable data to provide an equivalent range for his salary.

Each of Messrs. Ginsburg, Nevin, Pefanis, Griffin and Wilson entered into an employment agreement in 2004 which provides that the executive officer will receive a base salary of not less than the amount specified in the employment agreement, and that the base salary is subject to review annually by the Compensation Committee or our Board of Directors. The base salaries of Messrs. Ginsburg, Nevin, Pefanis, Griffin and Wilson remained at the minimum amount required in their respective 2004 employment agreements until the Compensation Committee approved cost-of-living influenced increases to the base salaries of the named executive officers in 2007.  Additional cost-of-living increases were approved in 2008 for each named executive officer other than Mr. Wilson.  Mr. Ginsburg and Mr. Nevin chose to defer the commencement of their respective cost-of-living increases in 2008, though such increases are to be included in the definition of base salary for annual bonus and change in control compensation purposes.  In approving these increases, the Compensation Committee considered consumer price index increases since the month in which each named executive officer’s base salary had last been increased and, in the case of Mr. Pefanis, Mr. Nevin, Mr. Griffin, Mr. Wilson and Ms. Lessner, the recommendation of the Chief Executive Officer.

After completion of the IASG merger on April 2, 2007, the Compensation Committee agreed to increase Mr. Wilson’s base salary from $154,200 to $235,000 to reflect the increase in his responsibilities as President of the Wholesale Segment of the Company which nearly quadrupled in terms of monthly recurring revenue with the IASG merger.  The Compensation Committee also considered the compensation of other executive officers in establishing his base pay.

Ms. Lessner was hired as our executive vice president and chief marketing officer in March 2007.  We engaged a nationally recognized executive search firm to assist us in identifying candidates and in negotiating employment terms consistent with market requirements for a chief marketing officer for a company with our characteristics following the IASG merger.  Ms. Lessner’s employment agreement provided an annual base salary of not less than $265,000.  As of April 15, 2009, Ms. Lessner resigned as executive vice president and chief marketing officer of the Company.

The base salary of our named executive officers is intended to provide a competitive base level of pay for the services they provide. We believe that the fixed base annual salary levels for the named executive officers helps us to retain qualified executives and provides a measure of income stability that may lessen potential pressures for the named executive officers to take possibly excessive risks to achieve performance measures under incentive compensation arrangements. The Summary Compensation Table provided below reflects the base salary of each of our named executive officers for 2009.

Annual Bonus

On June 3, 2009, we adopted the 2009 Senior Management Short-Term Incentive Plan (the “2009 STIP”).  Through the 2009 STIP, certain of our senior managers and officers who have the opportunity to directly and substantially contribute to our achievement of short-term objectives are eligible to receive short-term incentive compensation.  The annual incentive target awards for our senior managers and officers range from 15% to 60% of base salary.

Under the 2009 STIP, Mr. Ginsburg, Mr. Nevin, and Mr. Pefanis had an incentive target of 60% of their base salaries.  The respective employment agreements of Mr. Ginsburg, Mr. Nevin, and Mr. Pefanis require that they participate in a short-term incentive plan each year with a target bonus of not less than 60% of base salary and a potential to earn at least 100% of base salary.

All of our named executive officers are eligible for an annual bonus under our STIP.  Through the STIP, certain employees who are viewed as having an opportunity to directly and substantially contribute to achievement of our short-term objectives are selected to participate in the STIP.  Approximately forty employees, including the named executive officers, participated in the STIP during 2009.

Our annual STIP rewards the named executive officers for achieving annual company financial performance objectives and for demonstrating individual leadership. We believe that by providing a positive incentive and annual cash rewards, the STIP plays an integral role in motivating and retaining qualified executives. We also believe the allocation of base salary and annual incentive compensation opportunity for named executive officers generally represents a reasonable combination of fixed salary compared to variable incentive pay opportunity and reflects our goal of retaining and motivating our named executive officers.

The 2009 STIP target bonus levels for Messrs. Ginsburg, Nevin, and Pefanis were equal to the minimum target bonus levels required by their respective employment agreements.  These employment agreements were entered into in 2004, following a compensation review by our Board of Directors with the assistance of a compensation consultant with a view toward maintaining competitive target annual cash compensation levels (base salary plus target annual bonuses) that included an adequate combination of fixed and variable pay.  These employment agreements require minimum target bonus levels that are equal to the respective executive’s target bonus level in 2004.  In 2004, the target annual cash bonus as a percentage of base salary for Mr. Ginsburg was determined to be between the 25th percentile and the 50th percentile for competitive target bonus and the target annual cash bonus as a percentage of base salary for Mr. Griffin and Mr. Pefanis was equal to the 50th percentile and the 75th percentile, respectively, for competitive target bonus.  Mr. Nevin’s target bonus as a percentage of salary was 60% compared to a 75th percentile target bonus as a percentage of salary of 50% for chief financial officers.  We believe that the responsibilities of chief financial officers vary. Mr. Nevin had an important role in our successful financial restructuring in 2005, our subsequent financings, and also contributes significantly to strategy development and implementation.  As a result of these and other considerations, we believe that the target bonus as a percentage of salary for our Chief Financial Officer is appropriate.  Mr. Wilson’s target bonus as a percentage of salary was 28% compared to a 25th percentile target bonus as a percentage of salary of 30% prior to the IASG merger.  Mr. Wilson’s target bonus was increased in 2007, after completion of the IASG merger, to 40% which, according to the 2004 report, is equal to the 75th percentile for competitive target bonuses.  We believe this is appropriate since our Wholesale Segment is thought to be the largest in the industry based on monthly recurring revenue.

The compensation consultant’s 2004 report indicated that total cash compensation, consisting of base salary plus target bonus, of our named executive officers who were employed with us at that time, other than Mr. Wilson whose position had no match in the study, ranged from the 46th percentile to the 73rd percentile of competitive target total cash compensation.  Our STIP bonus targets for the applicable named executive officers were viewed as being generally competitive in 2004.  The STIP bonus targets as a percentage of base salaries for Mr. Ginsburg, Mr. Nevin, Mr. Pefanis, and Mr. Griffin have not been changed from the target percentages in our 2004 STIP.  Mr. Wilson’s STIP bonus target increased from 28% to 40% after the IASG merger as discussed above.

Actual earned payments under the 2009 STIP as a percentage of salary can be greater or less than the target percentage depending on our actual performance measured against the budgeted performance criteria approved by the Compensation Committee and set forth in the 2009 STIP.  Accordingly, if our performance exceeds budgeted criteria, actual incentive compensation paid under the 2009 STIP may exceed the targeted percentage of base compensation.  Actual payments pursuant to the portion of the 2009 STIP based on the budgeted performance criteria were capped at twice the targeted amount, regardless of actual performance.

All of the named executive officers’ performance criteria other than Mr. Wilson’s are evaluated based on the consolidated Company results.  Mr. Wilson’s performance criteria are based on a blend of 80% of the Wholesale Segment results and 20% of the consolidated Company results.

Under the 2009 STIP:

•                  45% of each annual incentive target award for the named executive officers was based upon Adjusted EBITDA, as defined in the 2009 STIP, which we refer to as the Adjusted EBITDA criterion;

•                  25% of each target award was based on recurring monthly revenue (“RMR”), as defined in the 2009 STIP, which we refer to as the RMR criterion; and

•                  30% of each target award was based on discretionary qualitative criteria, including managerial effectiveness, each as described in the 2009 STIP.

There would have been no payment under the Adjusted EBITDA criterion portion of the 2009 STIP unless we generated Adjusted EBITDA equal to at least 90% of the budgeted figure approved by our Board of Directors. The maximum payment under the Adjusted EBITDA criterion portion of the 2009 STIP was two times the amount targeted under the Adjusted EBITDA criterion portion of the 2009 STIP.  This maximum amount payable under the Adjusted EBITDA criterion would have been earned if we generated Adjusted EBITDA equal to at least 110% of the budgeted figure.  If Adjusted EBITDA was between 90% and 110% of the budgeted figure, then the payment based on the Adjusted EBITDA criterion would have been prorated between zero and twice the target amount of bonus based on Adjusted EBITDA.

Earning a payment under the RMR criterion of the 2009 STIP commenced when actual ending RMR equaled at least 97% of the budgeted figure approved by the Board of Directors.  The maximum payment under the RMR criterion portion of the 2009 STIP was two times the amount targeted under the RMR criterion portion of the 2009 STIP.  This maximum amount payable under the RMR criterion would have been earned if we had ended 2009 with recurring monthly revenue equal to at least 103% of the budgeted figure.  If recurring monthly revenue was between 99% and 101% of the budgeted figure, then the payment based on the RMR criterion would have been equal to the target amount under the RMR criterion portion of the 2009 STIP.  If the recurring monthly revenue was between 97% and 99% of the budgeted figure, then the payment based on the RMR criterion would have been decreased by 5% of the targeted amount for each 0.10% below 99% of the budgeted figure (down to 97% of the budgeted figure).  If the recurring monthly revenue was between 101% and 103% of the budgeted figure, then the payment based on the RMR criterion would have been increased by 5% of the targeted amount for each 0.10% above 101% of the budgeted figure (up to 103% of the budgeted figure).

The Adjusted EBITDA performance target under the 2009 STIP was $116,508,000 and $15,165,000 for the consolidated Company and Wholesale Segment, respectively.  The RMR performance target under the 2009 STIP was $25,207,000 and $2,762,000 for the consolidated Company and Wholesale Segment, respectively.  Payments under the consolidated Company Adjusted EBITDA criterion of the 2009 STIP were equal to 154.28% of the target amount and payments made under the consolidated Company RMR criterion of the 2009 STIP were equal to 80% of the target amount.  Payments to Mr. Wilson under the blended Company Adjusted EBITDA criterion of the 2009 STIP were equal to 200% of the target amount and payments made under the blended Company RMR criterion of the 2009 STIP were equal to 175% of the target amount.  We believe actual consolidated Company Adjusted EBITDA was better than plan due to improvements in our monitoring and related services margins as well as from reduced selling expenses.  We ended the year with consolidated RMR at less than plan as actual RMR additions were less than plan primarily due to the difficult economic conditions which persisted throughout 2009.   Actual Wholesale segment Adjusted EBITDA was better than plan primarily due to that segment’s ability to retain some of its largest customers for an extended period beyond expectations as well as cost reductions in excess of plan from a more efficient operating structure from consolidating monitoring centers onto a common monitoring and billing platform.

Payments under the discretionary portion of the 2009 STIP to the named executive officers ranged from 60% to 95% of the target amount.  In determining the discretionary portion of payments, the Compensation Committee focused on the fact that our named executive officers were able to generate significant cash flow in a difficult economic environment by operating the business more efficiently, successfully negotiating a settlement agreement with our former parent company and strengthening the balance sheet including a successful refinancing of a portion of our debt.  The Summary Compensation Table below reflects payments under the objective financial portion of the 2009 STIP in the “Non-Equity Incentive Plan Compensation” column and reflects payments under the discretionary portion of the 2009 STIP in the “Bonus” column.

Under the 2009 STIP, Adjusted EBITDA for purposes of the Adjusted EBITDA criterion was determined in the same manner as the reported Adjusted EBITDA in our 2009 Annual Report filed on Form 10-K with the following adjustments:

•                  Unbudgeted expenses, to the extent such expenses reduce Adjusted EBITDA related to (i) legal costs and settlements, with respect to the Company, arising from matters that preceded the tenure of current management (i.e., prior to April 2001, including the Phoenix lease dispute); (ii) legal costs and settlements, with respect to Integrated Alarm Services Group (“IASG”), arising from matters that preceded Protection One’s merger with IASG (i.e., prior to April 2007); and (iii) raising debt or equity.

Under the 2009 STIP, RMR for purposes of the RMR criterion was determined as follows:

•                  RMR is a measure of all the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period.  RMR includes amounts billable to customers with past due balances that we believe are collectible.

•                  Pursuant to the terms of the 2009 STIP, unbudgeted increases or reductions in RMR that resulted from the following items were excluded from the calculations under the 2009 STIP:

•                  RMR related to wholesale relationships with certain large dealers;

•                  Unbudgeted increases or reductions in RMR that result from (i) a billing system conversion; (ii) a change in estimate; and (iii) dispositions of RMR (whether by selling assets or subsidiaries); and

•                  Unbudgeted increases in RMR that result from acquisitions of RMR (whether by purchasing assets or companies, herein “Unbudgeted Acquired RMR”), provided, however, that Unbudgeted Acquired RMR shall be excluded only to the extent such Unbudgeted Acquired RMR causes Actual RMR to exceed Budgeted RMR, unless otherwise approved by the Board.

Equity Compensation

Equity compensation has historically been offered to our employees who are in positions to affect our long-term success through the formation and execution of our business strategies.

In 2005 in connection with our financial restructuring, we adopted the Protection One 2004 Stock Option Plan and a stock appreciation rights plan, which we refer to as the 2005 SAR Plan, and granted to certain named executive officers (i) options with six-year terms that are fully vested and exercisable and expire in either 2011 or 2012 and (ii) stock appreciation rights that will vest no later than 2011.

In preparation for the approaching expiration of the equity awards granted in 2005, our Compensation Committee retained a compensation consultant, Frederic W. Cook & Co., Inc., in 2009 to conduct a competitive review of our equity compensation programs with a focus on long-term incentive programs for our three most senior executive officers, Messrs. Ginsburg, Nevin and Pefanis, whom we refer to as the senior executive officers.   The compensation consultant created a peer group comprised of the following 13 companies that were selected based on relatively similar size and business model to us, referred to as the “proxy data”: Brink’s Home Security, Consol. Communications, GeoEye, Intersections, Iowa Telecom Services, Knology, McGrath RentCorp, Mobile Mini, NTELOS Holdings, Standard Parking, TAL International Grp, TiVo, and Waste Services.  Because Brink’s Home Security had not yet disclosed its executive compensation information as an independent entity, the values attributed to Brink’s were used for informational purposes only and were excluded from comparative percentiles.  Based primarily on the revenues and incomes of the peer group companies, the market rate of cash compensation was viewed as between the 25th percentile and the median of the proxy data.  Compensation was considered to be within the competitive range if it was within 15% of the market rate.

In order to triangulate the results of the competitive analysis, the compensation consultant also utilized pre-IPO survey data of companies that were similar in size from revenue and market capitalization perspectives, referred to as “survey data.”  The component companies included in the compensation consultant’s pre-IPO survey data were not listed by the compensation consultant.  The survey data was considered in the Company’s analysis because private equity firms, our Principal Stockholders, own approximately 70% of our outstanding common stock and the pre-IPO survey provides an indication of practices of companies owned by private equity firms.

The compensation consultant advised the Compensation Committee that a carried interest analysis, which is a measure of the executive’s actual and potential stock ownership levels, is a useful measure of the competitive positioning of long-term incentive awards and the resulting retention power for companies with large private equity ownership.  The compensation consultant found that the senior executive officers’ then-current carried interest, on a value basis, was below the peer 25th percentile at stock prices of $4 and $8, at the median at a stock price of $12 when stock appreciation rights were excluded and at the 75th percentile when stock appreciation rights were included.   On September 9, 2009, the date of the report, the price per share of company common stock was $3.61.

With respect to carried interest on a percentage of shares outstanding basis, the senior executive officers’ carried interest approximated the survey data median and was above the 75th percentile of the proxy data, when the outstanding stock appreciation rights (“SARs”) were excluded.  We believe that this difference reflects that private companies, including companies owned by private equity firms, often have greater concentration of ownership among their senior executives than public companies.   When the outstanding SARs were included, the senior executive officers’ carried interest was above the 75th percentile of the proxy and survey data on a percentage of shares outstanding basis.  Due to the limited potential value associated with each SAR, the Company believes that including the SARs in a carried interest as a percentage of shares outstanding calculation produces a significantly overstated indication of potential stock ownership levels.

The compensation consultant was engaged to advise the Compensation Committee and the Board with respect to long-term equity incentives for the senior executive officers. In order to provide context for that analysis, the compensation consultant reviewed the Company’s compensation programs and compared the base salary, target total cash compensation (base salary plus annual incentive bonus) and target total direct compensation (target total cash compensation plus the present value of long-term incentives) for each of Messrs. Ginsburg, Nevin, Pefanis, Wilson, and Griffin, whom we refer to as the surveyed executives.   In the aggregate, the surveyed executives’ 2009 salaries were 101% of the proxy data median and 113% of the survey data median.   In the aggregate, the surveyed executives’ 2009 target cash compensation was 101% of both the proxy and survey data median.  In the aggregate, the surveyed executives’ target total direct compensation was substantially below the 25th percentile of the proxy data, because at the time of the compensation consultant’s report, the Company had not granted equity awards to the surveyed executives since 2005, except for the 2006 reallocation of outstanding SARs forfeited by a former executive officer to the other 2005 SAR Plan participants, Mr. Ginsburg, Mr. Nevin and Mr. Pefanis and the 2006 grant of 5,000 options to Mr. Griffin.

The compensation consultant advised the Compensation Committee that the recent economic conditions and associated decline in the Company’s stock price had reduced the aggregate value of the senior executive officers’ outstanding stock option and stock appreciation rights awards.  As a result of this reduction in value, the retentive value of the Company’s senior executive officer compensation program had diminished.  This circumstance, together with the absence of new equity grants to the senior executive officers for several years, made consideration of new equity compensation arrangements appropriate.  The Compensation Committee took the compensation consultant’s information under advisement and utilized this information and other information to recommend the appropriate levels of grants in early 2010 in order to further align the interests of the senior executive officers with those of the shareholders.  See the section below entitled “2010 Employment Agreement Amendments and Equity Incentive Awards” for additional information regarding equity grants in February of 2010.

Stock Options

We believe that long-term performance is enhanced through an ownership culture that rewards our named executive officers for stock price appreciation through the use of stock options.  We believe that stock options encourage executive retention and provide incentive for our named executive officers to increase value for our stockholders.

Options were granted to our named executive officers who were employed with us and to other employees in February 2005 under the 2004 Stock Option Plan upon the completion of our financial restructuring.  In view of the incentives already provided to the named executive officers by the options granted in February 2005, the Compensation Committee did not grant stock options to the named executive officers in 2006, 2007, 2008, or 2009, except for 5,000 options issued to Mr. Griffin in 2006 and 100,000 options issued in connection with the hiring of Ms. Lessner as chief marketing officer in 2007.   Stock options were granted in early 2010 as further described below under “2010 Employment Agreement Amendments and Equity Incentive Awards.”

Stock Appreciation Rights

SARs were granted to Mr. Ginsburg, Mr. Nevin and Mr. Pefanis in February 2005 as a result of our financial restructuring.  Under the 2005 SAR Plan, these SARs vest and become payable upon the earlier of (1) a qualified sale as defined in the SAR Plan, which generally means our Principal Stockholders’ sale of at least 60% of their equity interest in Protection One, provided that if the qualified sale is not a permissible distribution event (as defined in the 2005 SAR Plan) the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011.  The exercise price of the SARs was $4.50 on the grant date and increase by 9% per annum.  If our Principal Stockholders sell less than 60% of their equity interest in Protection One, the exercise price applicable to an equivalent percentage of management’s SARs would be based on the fixed return through the date of such sale.  Each SAR that vests and becomes payable in connection with a qualified sale would entitle the holder to receive the difference between (x) the exercise price and (y) the lesser of (i) the value of the consideration paid for one share of common stock in such qualified sale, or (ii) $7.50.  In May 2006, a portion of the outstanding SARs were modified to fix the exercise price at $5.02.  In November 2006, our Board of Directors approved the reallocation of SARs forfeited by a former executive officer to the other 2005 SAR Plan participants, Mr. Ginsburg, Mr. Nevin and Mr. Pefanis.  The forfeited SARs were reallocated to the applicable named executive officers in proportion to the number of SARs that they held immediately before the reallocation. Except for a reallocation upon any forfeiture by a former executive officer, the 2005 SAR Plan does not allow for any grant of additional SARs.

No SARs were granted in 2007, 2008 or 2009.   In early 2010, the Company granted SARs under a new SAR plan as further described below under “2010 Employment Agreement Amendments and Equity Incentive Awards.”

All Other Compensation

As described in footnote 2 to the Summary Compensation Table, other compensation to our named executive officers included: commuter travel expenses and related taxes; car allowances; company contributions under our 401(k) plan, which are available to employees generally; and payment of life insurance premiums. These payments and other benefits, the amounts of which are not material to us, provide additional compensation and benefits to the applicable named executive officers and, in the case of travel expenses and car allowances, in part defray certain personal expenses related to the applicable named executive officer’s employment.  We believe that these payments and other benefits are reasonable and appropriate components of a compensation program that is designed to attract and retain talented executives.

2010 Employment Agreement Amendments and Equity Incentive Awards

Amended and Restated Employment Agreements

On February 22, 2010, we, along with our wholly-owned subsidiary, Protection One Alarm Monitoring, Inc., entered into amended and restated employment agreements (the “Amended Agreements”) with Messrs. Ginsburg, Nevin, and Pefanis.

Among other things, the amendments contained in the Amended Agreements (i) broaden the non-competition provisions to prohibit employment with any competitor for 18 months,  if 50% or more of the executive’s equity awards granted on February 22, 2010 (discussed below) vest, (ii) modify the change of control tax gross-up provisions to provide that either (x) payouts under the new 2010 equity awards would be reduced to avoid any excise tax or (y) the executive would keep the equity award payouts and pay the related excise tax, and (iii) modify the definition of “good reason” so that the Company’s common stock ceasing to be publicly traded on an established national stock exchange in connection with or following a change of control would allow the executive to terminate his employment with good reason.

Grant of Equity Awards

On February 22, 2010, we granted to Messrs. Ginsburg, Nevin and Pefanis (i) stock appreciation rights under the Company’s 2010 Stock Appreciation Rights Plan (the “2010 SAR Plan”), which was adopted by the Company on February 22, 2010; (ii) stock options under the company’s 2008 Long-Term Incentive Plan (the “2008 LTIP”); and (iii) restricted share awards under the 2008 LTIP.  We refer to these grants collectively as the “2010 equity awards.”  The grant of restricted stock was as follows: 50,000 restricted shares to Mr. Ginsburg, 25,000 restricted shares to Mr. Nevin, and 25,000 restricted shares to Mr. Pefanis.  The grant of stock options was as follows: 195,182 stock options to Mr. Ginsburg, 130,284 stock options to Mr. Nevin, and 113,694 stock options to Mr. Pefanis.  The grant of stock appreciation rights (“SARs”) was as follows: 195,182 SARs to Mr. Ginsburg, 130,284 SARs to Mr. Nevin, and 113,694 SARs to Mr. Pefanis.

The exercise price for each stock option is $9.50, the closing price of the Company’s common stock on the date of grant.  The payout for each SAR is equal to the difference between (x) $7.50, and (y) the lesser of: (i) $9.50, the closing price of the company’s common stock on the date of grant, and (ii) the value of a share of company common stock on the date of exercise.

The 2010 equity awards vest in one-half increments on each of the second and third anniversary of the grant date so long as the executive is employed with the company.  Vesting of the 2010 equity awards will accelerate upon a change of control of the company if (x) the executive is employed with the company at the time of the change of control or (y) the change of control occurs within two years of the date of grant and within 90 days of the executive’s termination that is a qualifying termination (as defined in the Amended Agreements).  Both the stock options and the restricted shares are subject to all the terms and conditions of the 2008 LTIP as well as the individual award agreements.  The SARs are subject to all of the terms and conditions of the 2010 SAR Plan as well as the individual grant agreements.

Tax Treatment Under Section 162(m), 280G and 409A of the Code

Section 162(m) of the Code

In structuring our compensation plans, we take into consideration Section 162(m) of the Internal Revenue Code of 1986, as amended, which is referred to as the Code, and other factors the Compensation Committee deems appropriate.  Section 162(m) of the Code disallows the deduction of compensation for each of the named executive officers in excess of $1,000,000 per person, except for certain payments based upon performance goals. Nevertheless, in order to accomplish the objectives described above with respect to our compensation programs, some of the compensation under our compensation programs is not deductible by reason of Section 162(m).  The stock options granted to our named executive officers were designed so that any expense we recognize under the Code resulting from them would be deductible under Section 162(m).  Base salary, bonuses paid under the STIP, and perquisites and personal benefits paid in 2009, to the extent in the aggregate they were in excess of $1,000,000 per named executive officer, were not deductible by reason of Section 162(m).

We do not believe that payments that may be made in the future to any named executive officers pursuant to SARs or restricted stock agreements would meet the performance-based compensation exception, and therefore those payments would be subject to the Section 162(m) limitation.  In addition, any payments made to the named executive officers pursuant to their respective employment agreements following a change in control may also not be deductible due to the Section 162(m) limitation.

Section 280G of the Code

As discussed below under “Potential Payments Upon Termination or Change in Control,” under the employment agreements with Messrs. Ginsburg, Nevin, Pefanis, Griffin and Wilson, in the event that any amounts or benefits paid to a named executive officer pursuant to his current employment agreement are subject to the excise tax imposed under Section 4999 of the Code, we will pay the named executive officer an additional amount to compensate him for that tax liability, subject to certain potential reductions in payments and exceptions in certain circumstances with respect to the 2010 equity awards.  In general, if the total amount of payments to an individual that are contingent upon a “change in control” (as defined in Section 280G of the Code) of the Company, excluding payments for reasonable compensation for services rendered after the change of control, including a covenant not to compete, equals or exceeds three times the individual’s “base amount” (generally, the individual’s average annual compensation for the five calendar years preceding the change in control), the payments may be treated as “parachute payments” under the Code.  The portion of such payments that exceeds the individual’s “base amount” is non-deductible to us under Section 280G of the Code, and the individual is subject to a 20% excise tax on such amount under Section 4999 of the Code.  Under the employment agreements of each of Messrs. Ginsburg, Nevin, Pefanis, Griffin and Wilson, we are obligated to make additional cash payments to the named executive officers to compensate them for the 20% excise tax so that they receive the same benefit from their awards as if such excise tax did not apply (subject to certain potential reductions in payments and exceptions in certain circumstances with respect to the 2010 equity awards).  These additional payments are non-deductible by us and constitute income to the executives, which requires further payment under the employment agreements to compensate the executives for the income tax incurred with respect to such payments.  Non-deductible parachute payments generally reduce the $1 million deduction limitation under Section 162(m) of the Code, discussed above.

The employment agreements of each of Messrs. Ginsburg, Nevin, Pefanis, Griffin and Wilson provide that they agree to reduce the aggregate amount of any payments or benefits that constitute “parachute payments” under Section 280G of the Code to the extent necessary so that such payments and benefits do not equal or exceed three times the named executive officer’s “base amount” (and therefore are not subject to the excise tax imposed by Section 4999); provided, however, that they are not required to make any such reduction if the reduction necessary to cause such payments and benefits not to equal or exceed three times his “base amount” is more than $100,000 and further provided that the 2010 equity awards to the senior executive officers are treated as follows.   In the event of a change in control, the Company’s tax counsel, or such other tax counsel or public accounting firm as may be agreed upon by a senior executive officer and the Company, will determine whether the excise tax imposed by Section 4999 would be owed in connection with a full payout under the senior executive officer’s employment agreement and equity grants.  While the Company generally has an obligation to pay the executives a “gross up” related to any such excise tax, each senior executive officer’s employment agreement generally provides that either payouts under the 2010 equity awards would be reduced to avoid any excise tax, or the senior executive officer would keep the 2010 equity award payouts and pay the related excise tax.

As discussed under “Potential Payments Upon Termination or Change in Control,” each of the employment agreements of the named executive officers provides benefits in connection with a change in control.  The change in control benefit has a “double trigger” for severance payments in the event of a change in control.  This means that there must be both a change in control and a qualifying termination before the executive is entitled to such payment.

Section 409A of the Code

Section 409A of the Code sets forth specific requirements relating to the payment of deferred compensation to employees and other service providers.  Deferred compensation payments that do not meet these requirements are generally taxed to the employee or service provider when they vest, and may also be subject to a 20% penalty tax, payable by the employee or service provider.  We have structured payments under our executive compensation programs in a manner that is intended to meet the requirements of Code Section 409A.

Change in Control and Severance Arrangements

Our change in control and severance arrangements with our named executive officers are described below under “Potential Payments Upon Termination or Change in Control.”

We believe that we should provide severance benefits to the named executive officers.  Our severance benefits for the named executive officers reflect, among other things, the fact that it may be difficult for a named executive officer to find comparable employment within a short period of time.  We believe that our severance arrangements are an important element in the retention of the named executive officers.

We provide Mr. Ginsburg, Mr. Nevin, Mr. Pefanis, Mr. Griffin and Mr. Wilson with additional benefits in the event of a qualifying termination in connection with a change in control.  The employment agreement provisions regarding payment upon termination in connection with a change in control were established prior to our 2005 financial restructuring and were intended to, among other things, encourage the named executive officers to enter into the new employment agreements and focus on our performance rather than other employment alternatives.  We believe that the interest of stockholders is served by aligning the interests of the named executive officers with them and that providing change in control benefits reduces the potential for named executive officers to be reluctant toward pursuing a change in control transaction that may be in the best interest of stockholders.  We believe that our change in control and severance arrangements with the named executive officers are an important element in the retention and incentive of the named executive officers.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers as of December 31, 2009, as well as for our former Chief Marketing Officer, during the years 2009, 2008, and 2007:

Name and Principal		Salary	Bonus	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation
Position	Year	($)	($)	($)	($)	($)(2)	Total ($)
Richard Ginsburg,	2009	500,000	88,493	—	277,665	30,137	896,295
Chief Executive Officer	2008	500,000	83,835	—	70,639	31,780	686,254
	2007	500,000	81,000	—	257,600	24,668	863,268
Darius G. Nevin,	2009	330,000	58,405	—	183,259	57,349	629,013
Chief Financial Officer	2008	330,000	55,331	—	46,622	68,161	500,114
	2007	330,000	53,460	—	170,016	31,750	585,226
Peter Pefanis,	2009	310,500	44,712	—	166,599	26,472	548,283
Executive VP Operations	2008	307,875	50,301	—	42,383	21,140	421,699
	2007	294,121	54,000	—	154,560	21,166	523,847
Tony Wilson,	2009	235,000	16,920	—	117,392	20,866	390,178
President – CMS	2008	235,000	22,560	—	59,257	20,240	337,057
J. Eric Griffin,	2009	225,630	24,368	—	80,708	21,411	352,117
VP and General Counsel	2008	223,722	21,660	—	20,532	20,877	286,791
	2007	215,000	20,928	—	74,876	20,914	331,718

Kim Lessner, former	2009	111,754	—	—	115,282	281,729	508,765
Chief Marketing Officer	2008	271,956	44,433	—	37,439	20,877	374,705
	2007	215,814	38,944	988,000	111,467	15,233	1,369,458

(1)

The amount in “Option Awards” represents the aggregate grant date fair value computed in accordance with ASC Topic 718. Options were granted in 2007 to our former Chief Marketing Officer. Assumptions used in the valuation of option awards are discussed in Note 7, “Share-Based Employee Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2009.

(2)	“All Other Compensation” for the periods presented includes the following items:

	Mr. Ginsburg	Mr. Nevin	Mr. Pefanis	Mr. Griffin	Mr. Wilson	Ms. Lessner
2009
Commuting travel and related taxes, including income tax reimbursements of $2,126 for Mr. Ginsburg and $12,583 for Mr. Nevin	$5,811	$33,686	$—	$—	$—	$—
Car allowance	14,488	13,536	13,536	13,536	13,536	3,948
Company contributions to 401(k) plan	7,350	7,350	7,350	5,829	5,875	2,794
Life and disability insurance premiums paid by the Company	2,488	2,777	5,586	2,046	1,455	712
Severance	$—	$—	$—	$—	$—	274,275
Total	$30,137	$57,349	$26,472	$21,411	$20,866	$281,729

2008
Commuting travel and related taxes, including income tax reimbursements of $3,366 for Mr. Ginsburg and $17,537 for Mr. Nevin	$9,106	$46,949	$—	$—	$—	$—
Car allowance	14,488	13,536	13,536	13,536	13,536	13,536
Company contributions to 401(k) plan	5,086	5,086	5,086	5,086	4,406	5,086
Life and disability insurance premiums paid by the Company	3,100	2,590	2,518	2,255	2,298	2,255
Total	$31,780	$68,161	$21,140	$20,877	$20,240	$20,877

2007
Commuting travel and related taxes, including income tax reimbursements of $717 for Mr. Ginsburg and $3,855 for Mr. Nevin	$1,965	$10,557	$—	$—	$—	$—
Car allowance	14,488	13,536	13,536	13,536	—	11,024
Company contributions to 401(k) plan	5,201	5,201	5,201	5,201	—	2,650
Life and disability insurance premiums paid by the Company	3,014	2,456	2,429	2,177	—	1,559
Total	$24,668	$31,750	$21,166	$20,914	$—	$15,233

Grants Of Plan Based Awards Table

The following tables sets forth the information as to the awards granted for 2009 for each of the named executive officers.

		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards				All Other Option Awards:
Name	Grant Date	SARs Units (#)	Threshold ($)	Target ($)	Maximum ($)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Richard Ginsburg	6/3/09(1)	—	0	217,350	434,700	—	—	—
Darius G. Nevin	6/3/09(1)	—	0	143,451	286,902	—	—	—
Peter Pefanis	6/3/09(1)	—	0	130,410	260,820	—	—	—
Tony Wilson	6/3/09(1)	—	0	65,800	131,600	—	—	—
Eric Griffin	6/3/09(1)	—	0	63,176	126,353	—	—	—

(1) These amounts relate to payments under the 2009 Short-Term Incentive Plan.  See the discussion under “Compensation Discussion and Analysis” for additional information relating to the 2009 Short-Term Incentive Plan.

Each named executive officer is party to an employment agreement. The terms of Mr. Ginsburg, Mr. Nevin, Mr. Pefanis, Mr. Griffin and Mr. Wilson’s employment agreements are automatically extended on July 23 of each year for an additional one-year period, subject to either party’s right to terminate by giving written notice at least 30 days prior to the end of the term.  The current employment agreements provide for minimum annual base salaries for each of Mr. Ginsburg, Mr. Nevin, Mr. Pefanis, Mr. Griffin and Mr. Wilson.  Pursuant to their employment agreements, the named executive officers are eligible to receive bonus awards, payable in cash or otherwise, and to participate in all of our employee benefit plans and programs in effect for the benefit of our senior executives, including stock option, 401(k) and insurance plans.  We will reimburse the named executive officers for all reasonable expenses incurred in connection with the conduct of our business, provided the executive officers properly account for any such expenses in accordance with our policies.  Pursuant to their employment agreements, Mr. Ginsburg’s and Mr. Nevin’s reimbursable business expenses include the travel related costs from and to their homes.  Further, pursuant to their employment agreements, should any portion of our reimbursement of travel expenses incurred by Mr. Ginsburg or Mr. Nevin constitute taxable wages for federal income or employment tax purposes, we will pay Mr. Ginsburg and Mr. Nevin an additional amount to cover such tax liability.

Pursuant to the terms of their respective employment agreements, upon the occurrence of termination of employment each named executive officer is entitled to certain payments and benefits, which are described below under “Potential Payments Upon Termination or Change in Control.”  The employment agreements contain provisions relating to non-competition, non-solicitation, non-disparagement and the protection of confidential information, which are also discussed below under “Potential Payments Upon Termination or Change in Control.” The post year end arrangements discussed above in “2010 Employment Agreement Amendments and Equity Incentive Awards” are not reflected in the tables below because the tables below are based on arrangements in place as of the end of the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards for each named executive officer as of December 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Richard Ginsburg	621,035	—	—	6.52	(1)	02/08/2011
	—	195,182	—	5.02	(2)	02/08/2011
	—	692,010	—	6.86	(3)	02/08/2011
	17,500	—	—	65.83		04/16/2011
Darius G. Nevin	388,147	—	—	6.52	(1)	02/08/2011
	—	130,284	—	5.02	(2)	02/08/2011
	—	461,917	—	6.86	(3)	02/08/2011
	1,000	—	—	103.50		02/08/2012
	4,400	—	—	60.30		08/01/2011
Peter Pefanis	388,147	—	—	6.52	(1)	02/08/2011
	—	113,693	—	5.02	(2)	02/08/2011
	—	403,097	—	6.86	(3)	02/08/2011
	1,000	—	—	67.00		06/04/2011
	900	—	—	103.50		02/08/2012
	2,000	—	—	137.50		06/28/2012
	500	—	—	135.00		09/12/2012
Eric Griffin	10,000	—	—	6.52	(1)	02/08/2011
	4,271	729	—	14.02	(4)	7/25/2012
	500	—	—	103.50		02/08/2012
Tony Wilson	15,000	—	—	6.52	(1)	02/08/2011
	200	—	—	71.88		1/27/2010
	450	—	—	67.50		3/14/2011
	200	—	—	103.50		2/08/2012

(1)

These options, which were granted on February 8, 2005, vest and become exercisable ratably over a 48-month period beginning with the first full month following the grant date, or March 1, 2005, provided that the options granted to Mr. Ginsburg, Mr. Nevin and Mr. Pefanis generally vest and become exercisable immediately upon a qualifying termination, as defined in their respective employment agreements (excluding a qualifying termination resulting from a voluntary termination for any reason during the thirty-day period beginning six months after certain potential change in control transactions), that occurs after any sale by our Principal Stockholders of at least 60% of their equity interest in Protection One.

(2)

Represents the base price of the modified SARs. Due to the May 12, 2006 modification, the base price on the modified SARs is fixed at $5.02 per SAR. See “Compensation Discussion and Analysis — Stock Appreciation Rights” above, for additional information.

(3)

Represents the base price as of December 31, 2009 of the unmodified SARs. Under the SAR Plan, the base price increases at a rate of 9% compounded annually. See “Compensation Discussion and Analysis — Stock Appreciation Rights” above, for additional information.

(4)	These options, which were granted on July 25, 2006, vest and become exercisable ratably over a 48-month period beginning with the first full month following the grant date, or August 1, 2006.

Potential Payments Upon Termination or Change In Control

Employment Agreements and Other Certain Plans

We have entered into employment agreements with the named executive officers and maintain certain plans that in certain circumstances provide for payments or other benefits upon termination or following a change in control. Illustrative estimated payments and benefits that, based on various assumptions, could be provided to each named executive officer in each covered circumstance are shown in the tables below, assuming that the triggering event occurred on December 31, 2009, and at a price per share of our Common Stock equal to the closing market price as of that date which was $6.48 per share.  Accordingly, the tables below do not reflect the 2010 equity awards and do not reflect payments that would be received if the price per share of our Common Stock in connection with the triggering event was greater (or less) than $6.48.  Accordingly, these tables do not reflect actual payments or other benefits that may be received in connection with, among other things, an actual change in control of Protection One.  Other assumptions used in preparing these estimates, the specific circumstances that would trigger these payment(s) or the provision of other benefits, the types of payment(s) or benefits that may be triggered, how payment and benefit levels are determined, material conditions or obligations applicable to the receipt of payments or benefits, and material factors regarding the named executive officers’ employment agreements are described in the footnotes to and the narrative following these tables.

Richard Ginsburg, Chief Executive Officer	Non- Qualifying Termination (1)	Qualifying Termination (2)	Qualifying Termination with Change in Control (2)(3)		Death or Disability (4)		Change in Control (Without a Qualifying Termination) (5)
Compensation:
Base Salary	$—	$1,035,000	$1,547,325		$—		$—
Short-Term Incentive:
Current Year Pro Rata Amount	—	778,874	1,035,902		—		—
Other Severance Payment Amount	—	—	—		—		—
Long-Term Incentive:
Stock Options-Unvested and Accelerated (6)	—	—	—		—		—
Stock Appreciation Rights- Unvested and Accelerated (7)	—	—	284,966		—		284,966
Benefits and perquisites:
Post-Employment Benefits (8)	—	59,817	59,817		—		—
Life Insurance Proceeds	—	—	—		1,035,000		—
Disability Benefits	—	—	—			(4)	—
Accrued Vacation Pay	74,639	74,639	74,639		74,639		—
280G Tax Gross-up	—	—	—	(9)	—		—
TOTAL:	$74,639	$1,948,330	$3,002,649		$1,109,639		$284,966

Darius G. Nevin, Chief Financial Officer	Non- Qualifying Termination (1)	Qualifying Termination (2)	Qualifying Termination with Change in Control (2)(3)	Death or Disability (4)	Change in Control (Without a Qualifying Termination) (5)
Compensation:
Base Salary	$—	$683,100	$1,021,235	$—	$—
Short-Term Incentive:
Current Year Pro Rata Amount	—	515,962	686,230	—	—
Other Severance Payment Amount	—	—	—	—	—
Long-Term Incentives:
Stock Options—Unvested and Accelerated (6)	—	—	—	—	—
Stock Appreciation Rights— Unvested and Accelerated (7)	—	—	190,215	—	190,215

Benefits and perquisites:
Post-Employment Benefits (8)	—	46,428	46,428		—		—
Life Insurance Proceeds	—	—	—		683,100		—
Disability Benefits	—	—	—			(4)	—
Accrued Vacation Pay	49,262	49,262	49,262		49,262		—
280G Tax Gross-up	—	—	—	(9)	—		—
TOTAL:	$49,262	$1,294,752	$1,993,370		$732,362		$190,215

Peter Pefanis, Executive Vice President and Chief Operating Officer	Non- Qualifying Termination (1)	Qualifying Termination (2)	Qualifying Termination with Change in Control (2)(3)		Death or Disability (4)		Change in Control (Without a Qualifying Termination) (5)
Compensation:
Base Salary	$—	$621,000	$928,395		$—		$—
Short-Term Incentive:
Current Year Pro Rata Amount	—	470,819	626,190		—		—
Other Severance Payment Amount	—	—	—		—		—
Long-Term Incentives:
Stock Options—Unvested and Accelerated (6)	—	—	—		—		—
Stock Appreciation Rights— Unvested and Accelerated (7)	—	—	165,993		—		165,992
Benefits and perquisites:
Post-Employment Benefits (8)	—	44,972	44,972		—		—
Life Insurance Proceeds	—	—	—		621,000		—
Disability Benefits	—	—	—			(4)	—
Accrued Vacation Pay	44,784	44,784	44,784		44,784		—
280G Tax Gross-up	—	—	—	(9)	—		—
TOTAL:	$44,784	$1,181,575	$1,810,334		$665,784		$165,992

J. Eric Griffin, Vice President and Chief Counsel	Non- Qualifying Termination (1)	Qualifying Termination (2)	Qualifying Termination with Change in Control (2)(3)		Death or Disability (4)		Change in Control (Without a Qualifying Termination) (5)
Compensation:
Base Salary	—	$225,630	$449,004		—		—
Short-Term Incentive:
Current Year Pro Rata Amount	—	148,452	221,936		—		—
Other Severance Payment Amount	—	—	—		—		—
Long-Term Incentives:
Stock Options—Unvested and Accelerated (6)	—	—	—		—		—
Stock Appreciation Rights— Unvested and Accelerated (7)	—	—	—		—		—
Benefits and perquisites:
Post-Employment Benefits (8)	—	15,055	30,110		—		—
Life Insurance Proceeds	—	—	—		451,260		—
Disability Benefits	—	—	—			(4)	—
Accrued Vacation Pay	28,848	28,848	28,848		28,848		—
280G Tax Gross-up	—	—	—	(9)	—		—
TOTAL:	$28,848	$417,985	$729,898		$480,108		—

Tony Wilson, President CMS	Non- Qualifying Termination (1)	Qualifying Termination (2)	Qualifying Termination with Change in Control (2)(3)		Death or Disability (4)		Change in Control (Without a Qualifying Termination) (5)
Compensation:
Base Salary	$—	$235,000	$467,650		$—		$—
Short-Term Incentive Plan:
Current Year Pro Rata Amount	—	128,060	191,450		—		—
Other Severance Payment Amount	—	—	—		—		—
Long-Term Incentives:
Stock Options—Unvested and Accelerated (6)	—	—	—		—		—
Stock Appreciation Rights—Unvested and Accelerated (7)	—	—	—		—		—
Benefits and perquisites:
Post-Employment Benefits (8)	—	18,869	37,738		—		—
Life Insurance Proceeds	—	—	—		470,000		—
Disability Benefits	—	—	—			(4)	—
Accrued Vacation Pay	33,894	33,894	33,894		33,894		—
280G Tax Gross-up	—	—	—	(9)	—		—
TOTAL:	$33,894	$415,823	$730,732		$503,894		—

(1)          A non-qualifying termination is any termination not qualifying as a qualifying termination, and includes a voluntary termination by the named executive without good reason, retirement, a termination by us for cause, or any termination on account of death or disability.  The meanings of the terms “cause” and “good reason” for purposes of determining potential payments to named executive officers upon termination or a change in control are described below.

(2)          A qualifying termination is a termination of the named executive’s employment by us other than for cause or by the named executive for good reason.  These calculations assume that the named executive’s date of termination was December 31, 2009, and assume that the price per share of our Common Stock on the date of termination was $6.48 per share, which was the closing price per share of our Common Stock as of December 31, 2009, reported on the Nasdaq Global Market (the “closing stock price”).

(3)          This column applies to a qualifying termination within four months prior or one year after a change in control. The meaning of the term “change in control,” for purposes of determining potential payments to named executive officers under their respective employment agreements upon a qualifying termination with a change in control, is described below. These calculations assume that the change in control occurred on December 31, 2009.

(4)          A termination due to death or disability is not a qualifying termination.  Our long-term disability coverage provides each named executive up to 66.67% of base salary up to a maximum monthly benefit of $11,112.  The amount of any actual disability payments would depend on the length of the disability and other factors, and accordingly, cannot be reasonably estimated.  We provide life insurance coverage equal to two times the named executive’s base salary.

(5)          Assumes that the change in control is also a qualified sale and that it occurred as of December 31, 2009.  If a change in control did not constitute a qualified sale, such an event would not trigger a payout on the SARs. We have assumed for illustrative purposes that we would exercise our discretion under the 2004 Stock Option Plan to accelerate vesting or terminate options in exchange for consideration in the event of a change in control. If we were not to exercise our discretion under the 2004 Stock Option Plan to accelerate vesting or terminate options in exchange for consideration in the event of the change in control, then the change in control without a qualifying termination would not trigger any acceleration of vesting or termination of options in exchange for consideration.

(6)          Only Mr. Griffin held options that had not fully vested as of December 31, 2009.  His unvested options had no intrinsic value as of that date because the exercise price per share was higher than the closing stock price.

(7)          Represents the intrinsic value of the modified SARs as of December 31, 2009, which had a base price of $5.02 per SAR.  The unmodified SARs had no intrinsic value at the closing stock price.

(8)          Mr. Ginsburg, Mr. Nevin and Mr. Pefanis are entitled to continuing medical, dental and life insurance coverage for three years following a qualifying termination.  Mr. Griffin and Mr. Wilson are entitled to one year of continuing coverage following a qualifying termination.  In addition, Mr. Griffin and Mr. Wilson are entitled to two years of continuing coverage following a qualifying termination coupled with a change in control.  We have agreed to reimburse each executive for any income taxes that are payable by the executive as a result of providing these post-employment benefits.

(9)          We have agreed to reimburse each of Messrs. Ginsburg, Nevin, Pefanis, Griffin, and Wilson for all excise taxes that are imposed on the executive under Section 280G and any income and excise taxes that are payable by the executive as a result of any reimbursements for Section 280G excise taxes.   See the discussion below under “Post-Termination Benefits Under Employment Agreements.”

In addition to the amounts shown in the tables above, as a result of the 2010 equity awards, and assuming a value per share of the closing stock price, if a change of control were to occur, Mr. Ginsburg, Mr. Nevin, and Mr. Pefanis would receive an additional $324,000, $162,000, and $162,000, respectively, based on the immediate cash-out of the unvested restricted shares of 50,000, 25,000, and 25,000, respectively.  Neither the stock options nor the SARs would have had value because the closing stock price on December 31, 2009, was below the exercise price for both the stock options and the SARs.

As of April 15, 2009, Ms. Lessner resigned as executive vice president and chief marketing officer of the Company.  Pursuant to the terms of her employment agreement, she received a severance payment of $274,275.

Below is a description of additional assumptions that were used in creating the tables above and certain contract provisions relating to the potential payments shown in the tables above. The assumptions have been modified to take into account the 2010 Employment Agreement Amendments.  Unless otherwise noted the descriptions of the payments below are applicable to all of the above tables relating to potential payments upon termination or change in control.

Post-Termination Benefits Under Employment Agreements

Each named executive officer is party to an employment agreement. The terms of Mr. Ginsburg, Mr. Nevin, Mr. Pefanis, Mr. Griffin and Mr. Wilson’s employment agreements are automatically extended on July 23 of each year for an additional one-year period, subject to either party’s right to terminate by giving written notice at least 30 days prior to the end of the term.  The term of Ms. Lessner’s employment agreement commenced on March 8, 2007 and continued until her resignation.  Certain terms of these employment agreements relating to compensation during the applicable named executive officer’s term of employment are described above in the narrative following the Grants of Plan Based Awards Table.

Pursuant to the terms of their respective employment agreements, a termination of employment by us other than for “cause,” including if we provide a notice of nonrenewal of the employment agreement, or by the executive for “good reason,” constitutes a “qualifying termination,” and upon a qualifying termination Mr. Ginsburg, Mr. Nevin and Mr. Pefanis would be entitled to receive:

•                  a lump-sum cash payment equal to:

•                  annual base salary and bonus amounts earned but not previously paid through the date of the termination;

•                  a bonus equal to the average bonus over the preceding three years (the average annual bonus) pro-rated for the fiscal year in which the termination occurs, less any amount paid to the executive from our annual incentive plan for the fiscal year in which the termination occurs; and

•                  the cash equivalent of any accrued paid time off,

•                  a lump-sum cash payment equal to the sum of:

•                  2.0 (or 2.99 for terminations within four months prior to or one year after a “change in control”) times the executive officer’s annual base salary, plus

•                  2.0 (or 2.99 for terminations within four months prior to or one year after a “change in control”) times the executive officer’s average annual bonus, and

•                  continued participation for three years in our medical, dental and life insurance plans.

Mr. Griffin’s and Mr. Wilson’s employment agreements also provide that a qualifying termination is defined as a termination of employment by us other than for “cause” or by Mr. Griffin or Mr. Wilson for “good reason.”  Upon a qualifying termination, Mr. Griffin and Mr. Wilson would be entitled to receive:

•                  a lump-sum cash payment equal to:

•                  annual base salary and bonus amounts earned but not previously paid through the date of the termination;

•                  a bonus equal to the average bonus over the preceding three years (the average annual bonus) pro-rated for the fiscal year in which the termination occurs, less any amount paid to the executive from our annual incentive plan for the fiscal year in which the termination occurs; and

•                  the cash equivalent of any accrued paid time off,

•                  a lump-sum cash payment equal to the sum of:

•                  1.0 (or 1.99 for terminations within four months prior to or one year after a “change in control”) times his annual base salary, plus

•                  1.0 (or 1.99 for terminations within four months prior to or one year after a “change in control”) times his average annual bonus, and

•                  continued participation for one year (or two years for terminations within four months prior to or one year after a “change in control”) in our medical, dental and life insurance plans.

Mr. Ginsburg, Mr. Nevin, Mr. Pefanis, Mr. Griffin and Mr. Wilson’s employment agreements provide that the executives’ rights with respect to any equity awards granted under any of the Company’s plans will be governed exclusively by the terms of such plans and the applicable grant agreements, including such rights in the event of a termination of employment or change in control.

The definitions of “cause” and “good reason” in the named executive officers’ employment agreements are described below under “Involuntary Not for Cause Termination and Termination for Good Reason.”

Non-Compete, Non-Solicitation, Non-Disparagement and Confidentiality Provisions of Employment Agreements

Each named executive officer’s employment agreement with us includes non-competition, non-solicitation, non-disparagement and confidentiality provisions. The non-competition provisions in Mr. Ginsburg, Mr. Nevin and Mr. Pefanis’ employment agreements that apply if less than 50% of the 2010 equity awards vest contain meaningful exceptions (we refer to such non-competition provisions as the “original non-competition provisions”) and apply during the senior executive’s employment and until the second anniversary of the named executive officer’s termination of employment (referred to as the non-competition period).  However, if 50% or more of the 2010 equity awards vest, then, instead of the original non-competition provisions applying for the non-competition period, the exceptions to the original non-competition provisions are generally eliminated, and more stringent non-competition provisions are applied until 18 months after the senior executive officer’s termination of employment (referred to as the vested non-competition period).  After consulting with an outside appraisal firm, the Company believes that application of the more stringent non-competition provisions for 18 months would provide substantially more value to the Company than would application of the original non-competition provisions for two years, because the more stringent non-competition provisions would preclude the senior executive officers from working with a competitor with revenue of less than $160 million or with a non-competitor that begins to compete with the Company through no assistance or plan of the senior executive.

The non-competition provisions for Mr. Griffin and Mr. Wilson’s employment agreements apply during their employment and until the first anniversary of their termination of employment (which is also referred to as the non-competition period) or the second anniversary in the event they are entitled to payments under certain change in control provisions of their employment agreements.  Ms. Lessner was subject to non-competition provisions in her employment agreement until April 14, 2010.

With respect to the non-competition period, each named executive officer is generally prohibited from owning, managing, operating or otherwise being connected to any entity engaged, at the time that the named executive officer becomes associated with the entity, in the business of providing security monitoring services with revenue in excess of $160,000,000.  If the vested non-competition period applies, then Mr. Ginsburg, Mr. Nevin and Mr. Pefanis are generally prohibited from owning, managing, operating or otherwise being connected to any entity engaged in the business of providing security monitoring services.  During either the non-competition period or the vested non-competition period, the named executive officers are not prohibited from investing in an aggregate of up to 3% of the publicly traded securities of any corporation listed on the New York Stock Exchange, the American Stock Exchange or The Nasdaq National Market.  If a named executive officer challenges the enforceability of the non-competition provisions of his or her employment agreement, then he or she forfeits any right to any payments with respect to base salary, short term incentive plan, benefits and perquisites under his or her employment agreement that are triggered by a termination of employment, and, to the extent applicable, his or her 2010 equity awards, to the extent that such payments or benefits have not already been received.

The non-solicitation, non-disparagement and confidentiality provisions in each named executive officer’s employment agreement are not expressly linked to the receipt of payments or benefits upon a termination of employment or a change in control.  The non-solicitation and confidentiality provisions apply during the non-competition period or the vested non-competition period, as applicable. The non-disparagement provisions are not expressly limited in duration.

Equity Acceleration

The vesting of the 2010 equity awards granted to Mr. Ginsburg, Mr. Nevin and Mr. Pefanis in February 2010 will accelerate upon a change of control of the company if (x) the executive is employed with the company at the time of the change of control or (y) the change of control occurs within two years of the date of grant and within 90 days of the executive’s termination that is a qualifying termination (as defined in the employment agreements).  Upon a change of control, the stock options will be cancelled and the executive will receive a payment of cash equal to the excess of the change of control price over $9.50 times the number of unexercised options; the SARs will be paid out at an amount equal to the difference between (i) $7.50, and (ii) the lesser of: (a) $9.50 and (b) the change of control price; and the unvested restricted shares will be cashed out in an amount equal to the change of control price times the number of unvested restricted shares.

As described in Compensation Discussion and Analysis, under the SAR Plan, the SARs, which are held by Mr. Ginsburg, Mr. Nevin and Mr. Pefanis, vest and become payable upon the earlier of (1) a “qualified sale” as defined in the SAR Plan, which generally means the first transaction that results in our Principal Stockholders and their affiliates having sold, assigned or transferred to unaffiliated parties at least 60% of the equity interest in the Company held as of February 8, 2005, by our Principal Stockholders, provided that, if the qualified sale does not qualify as a permissible distribution event, then the payment will be made, with interest, in connection with a subsequent permissible distribution event, and (2) February 8, 2011.

Health Care Benefits

The value of the health benefits, which consists of medical, dental and life insurance benefits, is estimated based upon the current costs to us of providing such benefits.

Included in the above table is an estimate of the associated tax gross-up payments (based on a 35% federal income tax rate, a 1.45% Medicare tax rate and the applicable state income tax rate) of $21,854, $17,196 and $19,015 for the three years of post-employment benefits provided to Mr. Ginsburg, Mr. Nevin and Mr. Pefanis, respectively.  The associated tax gross-up estimated payments for Mr. Griffin are $5,488 for one year of benefits and $10,975 for two years of benefits. The associated tax gross-up estimated payments for Mr. Wilson are $6,878 for one year of benefits and $13,756 for two years of benefits.

Involuntary Not for Cause Termination for Good Reason

Each of our named executive officers will be entitled to certain benefits as described in the tables above in the event of a qualifying termination, which means that the executive’s employment is terminated by us for reasons other than cause or by the executive for good reason, as defined in the named executive officer’s employment agreement.

A termination of a named executive officer by us is for “cause” if it is for any of the following reasons:

•                  the willful and continued failure of the named executive officer to perform substantially his duties with the company (other than any such failure resulting from such named executive officer’s incapacity due to physical or mental illness or any such failure subsequent to the named executive officer being delivered a notice of termination without cause by us or the named executive officer delivering a notice of termination for good reason to us) that is not remedied within 30 days after a written demand for substantial performance is delivered to the named executive officer by the Chairman of our Board of Directors or the Chairman of the Compensation Committee or, in the case of named executive officers other than the Chief Executive Officer, the Chief Executive Officer, which specifically identifies the manner in which the named executive officer has not substantially performed his duties; or

•                  the named executive officer’s conviction by a court of law, admission in a legal proceeding that he is guilty or plea of nolo contendere, in each case, with respect to a felony.

For purposes of the definition of the term “cause,” no act or failure to act by a named executive officer will be considered “willful” unless it was done or omitted to be done by the named executive officer in bad faith and without reasonable belief that his or her action or omission was in, or not opposed to, our best interests.

A termination by a named executive officer is for “good reason” if it is based on any of the following events:

•                  any change in the duties or responsibilities (including reporting responsibilities) of the named executive officer that is inconsistent in any material and adverse respect (which may be cumulative) with named executive officer’s position(s), duties, responsibilities or status with the company (including any adverse diminution of such duties or responsibilities); provided, however, that, with respect to Messrs. Wilson and Griffin, good reason shall not be deemed to occur upon a change in duties or responsibilities (other than reporting responsibilities) that is solely and directly due to us no longer being a publicly traded entity;

•                  the failure to reappoint or reelect the named executive officer to any position held by him without his consent;

•                  a material breach of the employment agreement by the company including but not limited to reduction in the named executive officer’s base salary or other reduction in medical, dental, life or disability benefits (except to the extent such reductions apply consistently to all other senior executives); or

•                  the relocation by the company of the named executive officer’s principal workplace location more than 50 miles (35 miles for Mr. Pefanis and 25 miles for Mr. Ginsburg and Mr. Nevin) from the workplace location principally used by the named executive officer as of the date of the employment agreement.

A termination by Mr. Ginsburg is also for “good reason” if it is based on any of the following events:

•                  the appointment by our Board of Directors of our chief operating officer, chief financial officer or president over Mr. Ginsburg’s written objection;

•                  causing or permitting, without Mr. Ginsburg’s consent, any person other than Mr. Ginsburg to present and recommend the business plan to the Board of Directors;

•                  subject to restrictions under our bylaws as of the date of Mr. Ginsburg’s employment agreement, February 22, 2010, reducing the hiring or firing authority of Mr. Ginsburg as in effect as of such date (it being understood, however, that Mr. Ginsburg will consult and collaborate with our Board of Directors prior to the hiring or firing of any senior manager of the company); or

•                  the appointment of a Chairman of our Board of Directors (other than a Chairman who is not an executive or an officer of the company) without Mr. Ginsburg’s consent.

In addition, a termination by any of Mr. Ginsburg, Mr. Nevin or Mr. Pefanis is also for “good reason” if it is based on:

•                  our failure to indemnify the named executive officer pursuant to the terms of his employment agreement with respect to any payments previously made to the named executive officer; or

•                  the Company’s common stock ceasing to be traded on an established national stock exchange (such as the Nasdaq Global Market, the New York Stock Exchange or the Nasdaq Global Select Market) in connection with or following a change of control that occurs in connection with or following a qualified sale.

Payments Upon a Termination in Connection with a Change in Control

Each of Messrs. Ginsburg, Nevin, Pefanis, Griffin and Wilson will be entitled to certain benefits described if the executive’s employment is terminated pursuant to a qualifying termination during the four-month period before or the 12-month period after a change in control, as defined in the named executive officer’s employment agreement. A change in control means any of the following:

•                  individuals who constituted our Board of Directors as of February 22, 2010, which persons are referred to as incumbent directors, and persons whose election or nomination for election was approved by a vote of at least two-thirds of the incumbent directors then on the Board, which persons are also deemed to be incumbent directors, cease for any reason to constitute at least a majority of our Board of Directors;

•                  any person, entity or any group (other than affiliates of the Principal Stockholders), and certain other entities including our employee benefit plans, underwriters temporarily holding securities pursuant to offering of such securities, and any entity controlled by our named executive officers and our other employees, becomes a beneficial owner, directly or indirectly, of 33 1/3% of the combined voting power of our then outstanding securities eligible to vote for the election of our Board of Directors, unless the Principal Stockholders continues to beneficially own a greater number of our shares or has the right to direct the vote of a greater number of voting securities for our directors, than that held by such other person, entity or group;

•                  a dissolution or liquidation of the company; or

•                  a merger, consolidation, statutory share exchange, sale of all or substantially all of our assets or other similar business combination, unless:

•                  more than 50% of the total voting power of the surviving parent corporation immediately following the business combination is represented by our voting securities that were outstanding immediately prior to the business combination;

•                  no person (other than the Principal Stockholders, an employee benefit plan of the Principal Stockholders or the surviving parent corporation, or a group in which one or more of the Principal Stockholders holds a majority of the voting power of the subject securities held by such group) is or becomes the beneficial owner of more than 33 1/3% of the total voting power of the outstanding voting securities eligible to elect directors of the surviving parent corporation; and

•                  at least a majority of the members of the board of directors of the surviving parent corporation following the completion of the business combination were our incumbent directors at the time that our Board of Directors approved the initial agreement providing for the business combination.

280G Tax Gross-Up

Upon a change in control of the Company, one or more of our named executive officers may be subject to certain excise taxes pursuant to Section 280G of the Code.  We have agreed to reimburse each of Messrs. Ginsburg, Nevin, Pefanis, Griffin and Wilson for all excise taxes that are imposed on the executive under Section 280G and any income and excise taxes that are payable by the executive as a result of any reimbursements for Section 280G excise taxes, subject to certain potential reductions in payments and exceptions in certain circumstances with respect to the 2010 equity awards.  There is no Section 280G tax gross-up amount in the above tables, based on the assumptions used in the preparation of such tables.  However, depending on the facts and circumstances in existence at the time of any actual termination or change in control, we may be obligated to pay Section 280G tax gross-up amounts.

The payment of any Section 280G tax gross-up amount will be payable to each of Messrs. Ginsburg, Nevin, Pefanis, Griffin and Wilson for any excise tax incurred regardless of whether the executive’s employment is terminated, subject to certain potential reductions in payments and exceptions in certain circumstances with respect to the 2010 equity awards.  However, the amount of any Section 280G tax gross-up will change based upon when the executive’s employment with us is terminated because the amount of compensation subject to Section 280G will change.  In the event that no compensation is subject to Section 280G, no Section 280G tax gross-up will be paid.

See “Tax Treatment under Section 162(m), 280G and 409A of the Code — Section 280G of the Code” under Compensation Discussion and Analysis above for further discussion of the Company’s potential 280G tax gross-up obligations.

Director Compensation

2009 Director Compensation

During 2009, our non-employee directors received compensation for their services as set forth in the table below.  Directors who are our employees do not receive additional compensation for their services as directors.  As such, Mr. Ginsburg received no compensation for his services as a director.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raymond C. Kubacki	50,000		65,000	—	—	—	—	115,000
Robert J. McGuire	80,000		65,000	—	—	—	—	145,000
Jeff Nordhaus	35,625	(2)	—	—	—	—	—	35,625
Steven Rattner	6,667	(2)	—	—	—	—	—	6,667
Thomas J. Russo	40,000		65,000	—	—	—	—	105,000
Ed Sippel	40,000	(2)	—	—	—	—	—	40,000
Alex Hocherman	28,542	(2)	—	—	—	—	—	28,542
Michael Weinstock	40,000	(3)	—	—	—	—	—	40,000
Peter Ezersky	10,000	(2)	—	—	—	—	—	10,000
Arlene Yocum	50,000		65,000	—	—	—	—	115,000

(1)          “Stock Awards” represents the aggregate grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) Topic 718.  In 2009, each independent director received an annual grant of $65,000 of RSUs, one quarter of which vests on the grant date in each of the 4 years following the grant.  The 2009 annual grants were made as of June 24, 2009 when the stock price was $4.00 per share.  Mr. McGuire, Mr. Kubacki, Mr. Russo, and Ms. Yocum were each granted 16,250 RSUs in 2009, of which none had vested as of December 31, 2009.  As of December 31, 2009, Mr. Kubacki, Mr. Russo and Ms. Yocum each held 26,288 unvested RSUs and each has received 4,023 shares for previously vested RSUs.  Mr. McGuire held 26,538 unvested RSUs as of December 31, 2009, and has received 6,773 shares for previously vested RSUs.

(2)          Director compensation was paid to an affiliate of Quadrangle Group LLC.  Mr. Nordhaus, Mr. Rattner, Mr. Sippel, Mr. Hocherman and Mr. Ezersky received no direct compensation from us for their services as our directors.  Mr. Nordhaus resigned from the Board on September 28, 2009.  Mr. Rattner resigned from the Board on February 23, 2009.

(3)          Director compensation was paid to Monarch Alternative Capital LP.  Mr. Weinstock received no direct compensation from us for his services as our director.

Director Compensation Plan

All of our directors, except those who are our employees, receive compensation in accordance with a compensation plan that was approved by the Board.  The following is the compensation plan for service as a non-employee director for 2009:

Annual retainer	$40,000
Annual retainer for Audit Chair	$25,000
Annual retainer for Compensation Chair	$15,000
Annual retainer for Audit Committee Member	$10,000
Annual retainer for Compensation Committee Member	$7,500

Initial equity award: value of initial grant of Restricted Share Units to a new member (1)	$40,000
Annual equity award: value of Restricted Share Units (1)	$65,000

(1)  Restricted Share Units are granted only to the independent members of our Board.

A total of 65,000 restricted share units were issued to directors on June 24, 2009, under the 2009 Long-Term Incentive Plan (“2009 LTIP”).  The 2009 LTIP, approved by the Company’s stockholders on June 24, 2009, is an equity compensation plan that satisfies certain requirements of the Marketplace Rules of The Nasdaq Stock Market and certain requirements of the Internal Revenue Code of 1986, as amended, and regulations thereunder, referred to collectively as the Code, relating to deductibility of certain performance-based executive compensation. The 2009 LTIP provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted shares and restricted share units, performance awards and other equity-based awards to directors, officers and key employees.  Under the 2009 LTIP, 1.5 million shares are reserved for issuance, subject to such adjustment as may be necessary to reflect changes in the number or kinds of shares of common stock or other securities of the Company.  No other equity-based awards have been granted to directors under the plan as of December 31, 2009.  In lieu of the 2010 award of $65,000 of restricted share units, the independent members of our Board may receive a cash payment of $65,000.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Members of the Compensation Committee during 2009 are set forth below.  During 2009, no Compensation Committee member was an officer or employee of the Company or its subsidiaries, or formerly an officer, nor had any relationship otherwise requiring disclosure under the rules of the Securities and Exchange Commission, except as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence” as a result of the affiliation of Messrs. Nordhaus, Hocherman, Sippel, Ezersky, and Rattner with Quadrangle Group LLC, and Mr. Weinstock’s affiliation with Monarch Alternative Capital, LP.  None of our executive officers served as a member of the Compensation Committee or as a director of any company where an executive officer of that company is a member of our Compensation Committee.  The members of the Compensation Committee thus do not have any compensation committee interlocks or insider participation.  Certain relationships and related transactions that may indirectly involve our Board members are reported below.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management.  Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A. This report is provided by the following directors, who comprise the Compensation Committee:

COMPENSATION COMMITTEE MEMBERS:

Robert J. McGuire

Alex Hocherman

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following chart provides information regarding compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2008 Long-Term Incentive Plan (a)	96,902	—	1,403,098
2004 Stock Option Plan	1,567,829	$6.61	387,473
Prior Stock Plans (b)	84,819	$54.58	0
Any equity compensation plans not approved by security holders	—	—	—
Total (c)	1,749,550	$8.50	1,790,571

(a)          Represents the unvested portion of restricted share units as of 12/31/09 awarded to directors in 2008 and 2009.

(b)         Includes 20,535 unvested restricted share units as of 12/31/09 awarded to directors in 2006 and 2007.  The weighted-average price relates only to the outstanding options and warrants and excludes the restricted share units.

(c)          The weighted-average price relates only to the outstanding options and warrants and excludes the restricted share units.

No equity securities of the Company are issuable upon exercise of SARs under either the 2005 SAR Plan or the 2010 SAR Plan.  Each such plan provides for only a cash payment upon exercise, and we did not seek shareholder approval of these plans.  The material features of the 2005 SAR Plan and the 2010 SAR Plan are described in Compensation Discussion and Analysis, in Item 11. Executive Compensation.  As of December 31, 2009, under the 2005 SAR Plan, there were 1,996,183 SARs outstanding with weighted-average exercise price of $6.45, and there were no SARs remaining available for future issuance except for potential reallocations upon any forfeiture of such outstanding SARs following a termination of employment by a former executive.  The 2010 SAR plan had not been adopted as of December 31, 2009.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 26, 2010, with respect to all persons known by us to be the beneficial owners of more than 5% of our outstanding Common Stock, each of our directors, each of our named executive officers and all of our directors and executive officers as a group.  Unless otherwise noted, the address of each beneficial owner listed in the table is c/o Protection One, Inc., 1035 N. 3rd Street, Suite 101, Lawrence, KS 66044.  Information in the table with respect to beneficial owners of more than 5% of our outstanding Common Stock is based on such owners’ Schedule 13D as filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of April 26, 2010 (1)		Percent of Class
POI Acquisition, L.L.C. 375 Park Avenue, 14th Floor New York, NY 10152	11,803,887		46.41%

Monarch Alternative Capital LP 535 Madison Avenue New York, NY 10022	5,917,732		23.27%

Richard Ginsburg	819,246	(2)(7)(9)	3.14%
Darius G. Nevin	567,658	(2)(7)(9)	2.20%
Peter J. Pefanis	450,944	(2)(7)(9)	1.74%
Eric Griffin	23,996	(2)	*

Tony Wilson	23,041	(2)	*
Raymond C. Kubacki	14,139	(5)	*
Robert J. McGuire	25,109	(5)	*
Peter Ezersky	0	(6)	*
Alex Hocherman	0	(3)	*
Thomas J. Russo	12,109	(5)	*
Edward F. Sippel	0	(8)	*
Michael Weinstock	0	(4)	*
Arlene M. Yocum	13,559	(5)	*
All directors and named executive officers as a group	1,949,801		7.22%

*                 Each individual owns less than one percent of the outstanding shares of our Common Stock.

(1)          This column reflects our directors’ and named executive officers’ beneficial ownership of shares of our Common Stock.

(2)          Includes shares subject to options that are currently exercisable or that become exercisable within 60 days after April 26, 2010 as follows: Mr. Ginsburg, 638,535; Mr. Nevin, 393,547; Mr. Pefanis, 392,547; Mr. Griffin, 15,292 and Mr. Wilson, 15,650.  For Mr. Ginsburg, Mr. Nevin, and Mr. Pefanis this amount also includes restricted shares with voting rights that were granted on February 22, 2010 and vest in one-half increments on second and third anniversary on date of grant as follows:  Mr. Ginsburg, 50,000; Mr. Nevin, 25,000 and Mr. Pefanis, 25,000.

(3)          Mr. Hocherman is a Vice President of Quadrangle Group LLC, an affiliate of Quadrangle GP Investors LLC.  Quadrangle GP Investors LLC is the general partner of Quadrangle GP Investors LP, the general partner of each of Quadrangle Capital Partners LP, Quadrangle Select Partners LP and Quadrangle Capital Partners-A LP (collectively, the “Quadrangle Funds”), which together own all of the equity of POI Acquisition, L.L.C. (sometimes referred to as”POIA”).  Mr. Hocherman disclaims beneficial ownership of the shares of our Common Stock that may be owned or deemed beneficially owned by POIA, Quadrangle GP Investors LLC, Quadrangle GP Investors LP, the Quadrangle Funds or any affiliates or former affiliates thereof.

(4)          Mr. Weinstock is a Managing Principal of Monarch Alternative Capital LP.  Mr. Weinstock disclaims beneficial ownership of the shares of our Common Stock that may be owned or deemed beneficially owned by Monarch Alternative Capital LP or any affiliates thereof (“Monarch”).

(5)          Includes 6,057 RSUs that will vest within 60 days after April 26, 2010.

(6)          Mr. Ezersky is a Managing Member of Quadrangle GP Investors LLC and a Manager of POIA.  Quadrangle GP Investors LLC is the general partner of Quadrangle GP Investors LP, the general partner of Quadrangle Funds, which together own all of the equity of POIA.  Mr. Ezersky disclaims beneficial ownership of the shares of our Common Stock that may be owned or deemed beneficially owned by POIA, Quadrangle GP Investors LLC, Quadrangle GP Investors LP, the Quadrangle Funds or any affiliates or former affiliates thereof.

(7)          Amounts owned exclude SARs for Mr. Ginsburg, Mr. Nevin and Mr. Pefanis, granted on February 8, 2005 and February 22, 2010 pursuant to the management incentive plan. See “Executive Compensation and Related Information—Compensation Discussion and Analysis” for more information on the SAR grants.

(8)          Mr. Sippel is a Managing Member of Quadrangle GP Investors LLC.  Quadrangle GP Investors LLC is the general partner of Quadrangle GP Investors LP, the general partner of Quadrangle Funds, which together own all of the equity of POIA.  Mr. Sippel disclaims beneficial ownership of the shares of our Common Stock that may be owned or deemed beneficially owned by POIA, the Quadrangle Funds or any affiliates or former affiliates thereof.

(9)          Includes restricted shares granted on February 22, 2010 as follows:  Mr. Ginsburg, 50,000; Mr. Nevin, 25,000, Mr. Pefanis, 25,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Policy and Procedures

It is our current written policy to prohibit all related party transactions with us unless the Audit Committee (referred to below as the “Committee”) of the Board of Directors has determined in advance of the Company entering into any such transaction that there is a compelling business reason to enter into such a transaction.

There is a general presumption that a related party transaction with us will not be approved by the Committee.  However, the Committee may approve a related party transaction if:

(1)          The Committee finds that there is a compelling business reason to approve the transaction, taking into account such factors as the absence of other unrelated parties to perform similar work for a similar price within a similar timeframe; and

(2)          The Committee finds that it has been fully apprised of all significant conflicts that may exist or otherwise arise on account of the transaction, and it believes, nonetheless, that we are warranted in entering into the related party transaction and have developed an appropriate plan to manage the potential conflicts of interest.

We have adopted the provisions of ASC Topic 850, “Related Party Disclosures” for purposes of disclosing related party transactions.  Executive officers, directors and selected members of management are routinely asked to disclose known related party transactions.  In addition, our Code of Ethical Business Conduct includes provisions prohibiting any action that would constitute a conflict of interest.  Any employee, officer or director who becomes aware of a conflict or potential conflict must bring it to the attention of the appropriate personnel as provided in our Code of Ethical Business Conduct.

During 2009, we were not a party to any transaction or series of similar transactions of a material amount in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had a direct or indirect material interest, other than in connection with the transactions described below:

Board of Directors and Amended Bylaws

If and for so long as POI Acquisition, L.L.C. owns at least 40% of the outstanding shares of our Common Stock, it shall have the right to elect to increase the size of the Board by two directors, which it shall be entitled to designate.

Our stockholders agreement also includes voting agreements, certain restrictions on the transfer of our Common Stock, drag-along rights in favor of POI Acquisition, L.L.C. and tag-along rights in favor of Monarch, all upon customary terms and subject to certain customary exceptions (including exceptions for certain transfers among affiliates). In addition, the amended and restated stockholders agreement provides the Principal Stockholders with the right to participate on a proportional basis in any future equity issuance by us, except for issuances pursuant to registered public offerings, business combination transactions or officer, employee, director or consultant arrangements.

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

2008 Credit Agreement

On March 14, 2008, POAMI, as borrower, Protection One, Inc., the lenders party thereto, Lehman Brothers Inc., as syndication agent, and Bear Stearns Corporate Lending Inc., as administrative agent, entered into a Credit Agreement (the “Credit Agreement”) for an unsecured term loan in the amount of $110,340,000 (the “Term Loan”) due March 14, 2013. The Term Loan lenders include, among others, entities affiliated with Quadrangle Group LLC, Monarch Alternative Capital LP and Arlon Group.  Three of our directors, Mr. Ezersky, Mr. Hocherman and Mr. Sippel, and three of our former directors, Mr. Nordhaus, Mr. Ormond and Mr. Rattner, are or were affiliated with Quadrangle Group LLC, one of our directors, Mr. Weinstock, is affiliated with Monarch Alternative Capital LP, and one of our former directors, Mr. Tanner, is affiliated with Arlon Group.

The Credit Agreement provides that interest will accrue on the outstanding principal amount of the Term Loan at the prime rate (as defined in the Credit Agreement) plus 11.5% per annum, with interest payments due semi-annually on each March 14th and September 14th.  Principal amounts outstanding under the Term Loan may be prepaid in part or in full.  Any principal prepayments made prior to March 14, 2009, would have been subject to a make-whole premium as described in the Credit Agreement; however, none were made.

The Credit Agreement contains covenants, including, among other things, covenants that restrict the ability of POAMI, Protection One and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, issue certain equity securities that mature or have redemption features or engage in certain mergers, consolidations or dispositions.  If an event of default under the Credit Agreement shall occur and be continuing, the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Director Independence

Because the Principal Stockholders own approximately 70% of our Common Stock, we qualify as a “controlled company” based upon the criteria set forth in the Marketplace Rules of The Nasdaq Stock Market (the “Nasdaq Marketplace Rules”).  As a result, we are not required to have, among other things, a majority of our Board of Directors comprised of independent directors, nor are we required to have a compensation committee or nominating committee consisting solely of independent directors.  Currently, Mr. Kubacki, Mr. McGuire, Mr. Russo and Ms. Yocum qualify as independent under the Nasdaq Marketplace Rules.  Furthermore, Mr. McGuire, Mr. Kubacki and Ms. Yocum, members of the Audit Committee, also qualify as independent based upon the criteria set forth in Section 10A(m)(3) under the Exchange Act.  Mr. Ezersky, Mr. Hocherman and Mr. Sippel are not “independent” under the Nasdaq Marketplace Rules due to their respective affiliations with the Quadrangle Stockholders.  Mr. Weinstock is not “independent” under the Nasdaq Marketplace Rules due to his affiliation with the Monarch Stockholders.  Mr. Ginsburg is not independent under the Nasdaq Marketplace Rules because he is our Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for fiscal years ended December 31, 2009 and 2008 are as follows:

	For the year ending December 31, 2009	Percentage of service approved by the Audit Committee	For the year ending December 31, 2008	Percentage of service approved by the Audit Committee
Audit fees (a)	$1,034,000	100%	$1,116,357	100%
Audit-related fees (b)	22,450	100%	39,585	100%
Tax fees (c)	28,035	100%	—	—
All other fees (d)	—	—	2,500	100%
Total fees	$1,084,485		$1,158,442

(a)          Includes fees for the respective year-end audit and related quarterly reviews.  2008 also includes fees related to the SEC comment letter.

(b)         Includes fees for the audits of our employee benefit plans.  2008 also includes fees for our Form S-3 filing.

(c)          Includes fees related to review of the 2008 Federal Income tax return.

(d)         ACL software training.

The Audit Committee of our Board reviewed the services provided by Deloitte & Touche LLP, along with the fees related to such services.  The Audit Committee reviews audit fees to be paid to and other services to be provided by the independent registered public accountants. The Audit Committee has considered, and will consider, whether the provision of non-audit services is compatible with maintaining the independence of our independent registered public accounting firm.

The Audit Committee charter, which was adopted on March 11, 2005, provides that the Audit Committee will review and pre-approve all audit and non-audit services (excluding prohibited non-audit services as defined in the Sarbanes-Oxley Act of 2002) to be provided to us by our independent auditor (other than with respect to de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002).  The Audit Committee may consult with management in making its decision, but it may not delegate this authority to management.  The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full Audit Committee at the next regularly scheduled meeting of the Audit Committee.  This authority has been delegated by the Audit Committee to Mr. McGuire.  The Audit Committee has established policies and procedures for the engagement of the outside auditor to provide permissible non-audit services, which shall include pre-approval of such services.

The Audit Committee will periodically assess the suitability of our independent registered public accountants, taking into account all relevant fees and circumstances, including the qualifications of other accounting firms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements and required financial statement schedules are included in the Original Filing. The following documents are being filed as part of this Form 10-K/A.

Exhibit No.	Exhibit Description
2.1

Agreement and Plan of Merger, dated as of December 20, 2006, by and among the Company, IASG and Tara Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated December 21, 2006).

3.1

Amended and Restated Certificate of Incorporation of the Company, effective as of February 8, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company and POAMI for the year ended December 31, 2004, as amended (the “Fiscal 2004 Form 10-K, as amended”)).

3.2	By-laws of the Company, as amended and restated March 17, 2005 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated March 17, 2005).

10.1	1997 Long-Term Incentive Plan of the Company, as amended (incorporated by reference to Exhibit 10.3 to the Fiscal 2004 Form 10-K, as amended).*

10.2	Integrated Alarm Services Group, Inc. 2003 Stock Option Plan.*++

10.3	Integrated Alarm Services Group, Inc. 2004 Stock Incentive Plan.*++

10.4	2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company and POAMI dated February 8, 2005).*

10.5	Form of Option Agreement for Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated February 8, 2005).*

10.6	Form of Option Agreement for Non-Named Executive Officers under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated February 8, 2005).*

10.7	Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K dated February 8, 2005).*

Exhibit No.	Exhibit Description
10.8	Form of Grant Agreement under Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K dated February 8, 2005).*

10.9

Protection One, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14C Definitive Information Statement, filed with the Securities and Exchange Commission on April 29, 2008).*

10.10

Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit I to Appendix A to the Company’s Schedule 14C Definitive Information Statement, filed with the Securities and Exchange Commission on April 29, 2008).*

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

10.20	Second Amendment to Employment Agreement, dated December 3, 2008, between and among Protection One, Inc., Protection One Alarm Monitoring, Inc. and J. Eric Griffin.*++

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

10.26	Second Amendment to Employment Agreement, dated December 3, 2008, between and among Protection One, Inc., Protection One Alarm Monitoring, Inc. and Joseph Sanchez.*++

10.27

Registration Rights Agreement, dated as of February 8, 2005, by and between the Company and Quadrangle (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated February 8, 2005).

10.28	Management Stockholder”s Agreement, dated as of February 8, 2005 (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K dated February 8, 2005).*

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

21.1	Subsidiaries of the Company.++

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm ++

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc. +

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc. +

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc. +

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc. +

*

Each Exhibit marked with an asterisk constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to Item 15(c) of Form 10-K.

+	Filed or furnished herewith.

++	Filed or furnished as an Exhibit to our Original Form 10-K filed on March 24, 2010.

(b) The exhibits required by Item 601 of Regulation S-K are filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROTECTION ONE, INC

Date: April 30, 2010	By:	/s/DARIUS G. NEVIN
Darius G. Nevin,
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Protection One, Inc.