Form 10-Q
period 2010-03-31
PROTECTION ONE INC
filed 2010-05-13
CIK 916230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

(Registrant’s telephone number,

including area code)

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 11, 2010 was 25,435,221.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking.  These forward-looking statements generally can be identified by, among other things, the use of forward-looking language such as the words “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “may,” “will,” “would,” “should,” “could,” “seeks,” “plans,” “intends,” or other words of similar import or their negatives.  Such statements include those made on matters such as our earnings and financial condition, the tender offer and proposed merger pursuant to our definitive agreement with affiliates of GTCR Golder Rauner II, L.L.C. (“GTCR”), litigation, accounting matters, our business, our efforts to consolidate and reduce costs, our customer account acquisition strategy and attrition, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included herein are made only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by federal securities laws.  Certain factors that could cause actual results to differ include:

•                  our substantial indebtedness and restrictive covenants governing our indebtedness;

•                  our history of losses;

•                  effects from our entry into a definitive agreement to be acquired by an affiliate of GTCR;

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

INTRODUCTION

Unless the context otherwise indicates, all references in this report to the “Company,” “Protection One,” “we,” “us” or “our” or similar words are to Protection One, Inc. and its wholly owned subsidiaries.  Protection One, Inc. is a Delaware corporation organized in September 1991.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this report have not occurred.

On April 26, 2010, we entered into a definitive agreement (the “Merger Agreement”) to be acquired by Protection Holdings, LLC, an affiliate of GTCR. Under the terms of the Merger Agreement, Protection Acquisition Sub, Inc,. a newly formed entity and wholly owned subsidiary of Protection Holdings, LLC, commenced a tender offer on May 3, 2010 to acquire all of our outstanding common stock for $15.50 per share in cash (the “Offer”), to be followed by a merger (the “Merger”) to acquire all remaining outstanding shares at the same price paid in the Offer. The Offer will expire on June 2, 2010, unless extended in accordance with the terms of the Merger Agreement. The aggregate value of the proposed transaction is approximately $828 million. The completion of the Offer and Merger are subject to certain conditions and termination rights set forth in the Merger Agreement. See “Item 1A —Risk Factors.” The statements in this Quarterly Report on Form 10-Q are not a solicitation or recommendation of the Company to its stockholders in connection with the proposed tender offer, and stockholders should carefully review the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on May 3, 2010 and any amendments thereto before making any decision as to the tender offer.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$33,253	$26,068
Accounts receivable, net of allowance of $7,162 at March 31, 2010 and $7,147 at December 31, 2009	29,408	32,719
Notes receivable	632	674
Inventories, net	5,105	5,067
Prepaid expenses	4,684	4,073
Other	2,408	2,273
Total current assets	75,490	70,874
Restricted cash	2,146	2,180
Property and equipment, net	29,007	32,068
Customer accounts, net	196,057	203,453
Dealer relationships, net	34,353	34,965
Goodwill	43,853	43,853
Trade names	27,687	27,687
Notes receivable, net of current portion	2,193	2,275
Deferred customer acquisition costs	144,015	146,024
Other	8,052	8,516
Total Assets	$562,853	$571,895
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Current portion of long-term debt and capital leases	$5,192	$5,358
Accounts payable	2,819	5,009
Accrued liabilities	31,139	34,633
Deferred revenue	43,907	44,280
Total current liabilities	83,057	89,280
Long-term debt and capital leases, net of current portion	435,888	436,550
Deferred customer acquisition revenue	98,585	98,323
Deferred tax liability	5,276	4,879
Other liabilities	1,825	1,926
Total Liabilities	624,631	630,958
Commitments and contingencies (see Note 9)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.10 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 25,433,371 and 25,333,371 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	254	253
Additional paid-in capital	181,487	181,296
Accumulated other comprehensive loss	(4,130)	(5,985)
Deficit	(239,389)	(234,627)
Total stockholders’ equity (deficiency in assets)	(61,778)	(59,063)
Total Liabilities and Stockholders’ Equity (Deficiency in Assets)	$562,853	$571,895

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Monitoring and related services	$77,450	$83,533
Installation and other	10,865	9,469
Total revenue	88,315	93,002

Cost of revenue (exclusive of amortization and depreciation shown below):
Monitoring and related services	23,356	25,746
Installation and other	12,761	12,041
Total cost of revenue (exclusive of amortization and depreciation shown below)	36,117	37,787

Operating expenses:
Selling	12,276	13,063
General and administrative	20,969	21,323
Amortization and depreciation	11,118	12,349
Total operating expenses	44,363	46,735
Operating income	7,835	8,480
Other expense:
Interest expense, net	11,872	11,103
Loss before income taxes	(4,037)	(2,623)
Income tax expense	725	178
Net loss	(4,762)	(2,801)

Other comprehensive income (loss), net of tax:
Net change in fair value of derivative	1,855	341
Comprehensive loss	$(2,907)	$(2,460)

Basic and diluted per share information:
Net loss per common share	$(0.19)	$(0.11)

Weighted average common shares outstanding	25,374	25,317

The accompanying notes are an integral part of these

condensed consolidated financial statements.

PROTECTION ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,762)	$(2,801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(11)	(12)
Amortization and depreciation	11,118	12,349
Amortization of debt costs, discounts and premiums and adjustments to derivatives	1,222	(122)
Amortization of deferred customer acquisition costs in excess of amortization of deferred revenue	7,266	7,833
Stock based compensation expense	192	314
Deferred income taxes	397	11
Provision for doubtful accounts	782	1,737
Impairment of assets and other	1,285	—
Changes in assets and liabilities
Accounts receivable, net	2,528	2,995
Notes receivable	124	231
Other assets	(670)	2,580
Accounts payable	(2,190)	(207)
Deferred revenue	(452)	(465)
Accrued interest	(4,102)	(922)
Other liabilities	1,970	(2,524)
Net cash provided by operating activities	14,697	20,997

Cash flows from investing activities:
Deferred customer acquisition costs	(9,099)	(10,862)
Deferred customer acquisition revenue	4,206	5,237
Purchase of rental equipment	(466)	(587)
Purchase of property and equipment	(790)	(806)
Purchases of new accounts	(25)	—
Reduction of restricted cash	35	—
Proceeds from disposition of assets and other	64	49
Net cash used in investing activities	(6,075)	(6,969)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(1,376)	(1,389)
Debt issue costs	(61)	—
Net cash used in financing activities	(1,437)	(1,389)
Net increase in cash and cash equivalents	7,185	12,639
Cash and cash equivalents:
Beginning of period	26,068	38,883
End of period	$33,253	$51,522

Cash paid for interest	$14,713	$12,164

Cash paid for income taxes	$295	$98

Non-cash investing and financing activity:
Vehicle additions under capital lease	$182	$382

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted.  These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 24, 2010, as amended by the Form 10-K/A filed by the Company with the SEC on April 30, 2010.

In the opinion of management of the Company, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included.  The results of operations presented for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

2.     Property and Equipment:

The following reflects the Company’s carrying value in property and equipment as of the following periods (in thousands):

	March 31, 2010	December 31, 2009
Furniture, fixtures and equipment	$7,480	$7,463
Data processing and telecommunication	44,596	43,889
Leasehold improvements	6,564	8,123
Vehicles	6,106	6,122
Vehicles under capital leases	9,491	9,529
Buildings and other	6,440	6,403
Rental equipment	14,064	14,233
	94,741	95,762
Less accumulated depreciation	(65,734)	(63,694)
Property and equipment, net	$29,007	$32,068

Depreciation expense was $3.1 million for each of the three months ended March 31, 2010 and 2009, respectively.  The amount of fixed asset additions included in accounts payable was $0.1 million and $0.3 million as of March 31, 2010 and December 31, 2009, respectively.

Fixed Assets under Operating Leases

Rental equipment is comprised of commercial security equipment that does not require monitoring services by the Company and is leased to customers, typically over a 5-year initial lease term.  Accumulated depreciation of $4.3 million and $4.4 million was recorded on these assets as of March 31, 2010 and December 31, 2009, respectively.  Deferred revenue of $5.1 million was recorded at March 31, 2010 and will be amortized to income over the remaining lease term.  The following is a schedule, by year, of minimum future rental revenue on non-cancelable operating leases as of March 31, 2010 and does not include payments received at the inception of the lease which are deferred and amortized to income over the lease term (in thousands):

Remainder of 2010	$762
2011	762
2012	583
2013	369
2014	137
2015	3
Total minimum future rental revenue	$2,616

3.    Goodwill and Intangible Assets:

The Company monitors for events or circumstances that may indicate potential impairment of goodwill and intangible assets each reporting period.  There were no such events or circumstances identified during the first quarter of 2010.  Fair value of the trade name in the Multifamily segment was approximately 9% in excess of carrying value.  The carrying value of the trade name was $1.9 million as of March 31, 2010.  A change in the discount rate, projected Multifamily revenue or royalty rate could result in future impairment.

During the three months ended March 31, 2010 and 2009, there was no change in the carrying value of goodwill or trade names, the Company’s indefinite-lived intangible assets.

The Company’s amortizable intangible assets are presented in the following table (in thousands):

	March 31, 2010	December 31, 2009
Customer Accounts
Gross carrying amount	$439,466	$439,440
Less: accumulated amortization	(243,409)	(235,987)
Carrying amount, end of period	$196,057	$203,453

Dealer Relationships
Gross carrying amount	$47,116	$47,116
Less: accumulated amortization	(12,763)	(12,151)
Carrying amount, end of period	$34,353	$34,965

Amortization expense was $8.0 million and $9.3 million for the three months ended March 31, 2010 and 2009, respectively.

The Company utilizes the declining balance method of amortization for its amortizable intangible assets.  The Company switches from the declining balance method to the straight-line method in the year the straight-line method results in greater amortization expense.  Amortization methods and lives for each pool of intangible assets are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The table below reflects the estimated aggregate amortization expense for 2010 (including amounts incurred in the first three months) and each of the four succeeding fiscal years on the existing base of amortizable intangible assets as of March 31, 2010 (in thousands):

	2010	2011	2012	2013	2014
Estimated amortization expense	$32,203	$29,209	$27,818	$27,543	$27,543

4.     Accrued Liabilities:

The following reflects the components of accrued liabilities as of the periods indicated (in thousands):

	March 31, 2010	December 31, 2009
Accrued interest	$811	$4,912
Accrued vacation pay	4,669	4,594
Accrued salaries, bonuses and employee benefits	11,102	10,282
Derivative liability	4,334	5,719
Other accrued liabilities	10,223	9,126
Total accrued liabilities	$31,139	$34,633

5.     Debt and Capital Leases:

Long-term debt and capital leases are as follows (in thousands):

	March 31, 2010	December 31, 2009
New and Extending Term Loans under the Senior Credit Agreement, maturing March 31, 2014, variable at LIBOR + 4.25%, subject to a 2% LIBOR floor	$276,610	$277,305
Non-Extending Term Loans under the Senior Credit Agreement, maturing March 31, 2012, variable at LIBOR + 2.25%	56,218	56,359
Unamortized discount on New and Extending Term Loans under the Senior Credit Agreement	(5,015)	(5,381)
Unsecured Term Loan, maturing March 14, 2013, variable at Prime + 11.5%	110,340	110,340
Capital leases	2,927	3,285
	441,080	441,908
Less current portion (including $1,847 and $2,013 in capital leases as of March 31, 2010 and December 31, 2009, respectively)	(5,192)	(5,358)
Total long-term debt and capital leases	$435,888	$436,550

Senior Credit Agreement

On November 17, 2009, the Company amended its senior credit agreement (as amended, the “Senior Credit Agreement”) which (i) increased term loan borrowings by $75 million under the New Term Loans to an aggregate of $364.5 million, (ii) divided all of its term loans into Non-Extending Term Loans equal to $86.5 million and New and Extending Term Loans equal to $278.0 million and (iii) replaced its $25 million revolving credit facility with a $15 million revolving credit facility.

The modification to the extending term loans of $203.0 million was considered a significant modification in accordance with ASC 470-50-40-10 and extinguishment accounting was therefore applied to $203 million of the original term loans.  The present value of the cash flows of the modified term loans was determined to be more than 10% greater than the present value of the cash flows of the original term loans primarily due to the increased interest rate on the modified debt which includes an increased interest rate margin of 2.0% and 2.0% LIBOR floor.  The interest rate on these term loans prior to the modification was 2.48%.  The interest rate at March 31, 2010, was 6.25% and 2.50% for the New and Extending Term Loans and the Non-Extending Term Loans, respectively.

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

Under the Senior Credit Agreement, the New and Extending Term Loans are scheduled to mature on March 31, 2014, provided, however, that the New and Extending Term Loans will mature on December 14, 2012 if prior to December 14, 2012, the maturity date of the unsecured term loan facility maturing March 14, 2013 (“Unsecured Term Loan”) is not extended to at least 91 days after March 31, 2014 or the borrowings under the Unsecured Term Loan Agreement are not refinanced with permitted refinancing indebtedness having a maturity date at least 91 days after March 31, 2014.  The New and Extending Term Loans bear interest at a margin of 4.25% over the Eurodollar Base Rate (as defined in the Senior Credit Agreement and subject to a 2% floor) for Eurodollar borrowings and 3.25% over the Base Rate (as defined in the Senior Credit Agreement and subject to a 3% floor) for Base Rate borrowings.  The Non-Extending Term Loans are still scheduled to mature on March 31, 2012 and bear interest at a margin of 2.25% over the Eurodollar Base Rate for Eurodollar borrowings and 1.25% over the Base Rate for Base Rate Borrowings.

Borrowings under the Senior Credit Agreement are secured by substantially all assets of the Company and require quarterly principal payments of $0.8 million and potential annual prepayments based on a calculation of “Excess Cash Flow,” as defined in the Senior Credit Agreement, due in the first quarter of each subsequent fiscal year.  The Company made $30.0 million in principal prepayments on the Non-Extending Term Loans in December 2009 which were applied toward the required Excess Cash Flow prepayment, resulting in no additional required prepayment in the first quarter of 2010.

Unsecured Term Loan

The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013.   Interest is payable semi-annually in arrears on March 14 and September 14 of each year.  The annual interest rate was 14.75% at March 31, 2010.  The Unsecured Term Loan lenders include, among others, entities affiliated with the Principal Stockholders and Arlon Group.  Affiliates of the Principal Stockholders collectively owned approximately 70% of the Company’s common stock as of March 31, 2010, and one of the Company’s former directors is affiliated with Arlon Group.  The Company recorded $1.6 million of related party interest expense for each of the three months ended March 31, 2010 and 2009, respectively.

Fair Value of Debt

The fair value of the Company’s debt instruments are estimated based on quoted market prices except for the Unsecured Term Loan, which had no available quote and was estimated by the Company based on the terms of the loan and comparison to fair value of its other debt.  At March 31, 2010 and December 31, 2009 the fair value and carrying amount of the Company’s debt were as follows (in thousands):

	Fair Value		Carrying Value
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
New and Extending Term Loans under the Senior Credit Agreement	$276,610	$273,145	$271,595	$271,924
Non-Extending Term Loans under the Senior Credit Agreement	55,656	52,977	56,218	56,359
Unsecured Term Loan (a)	110,340	124,684	110,340	110,340
	$442,606	$450,806	$438,153	$438,623

(a)          The March 31, 2010 fair value of the Unsecured Term Loan is estimated based on the Company’s expectation that the debt will be prepaid at par upon sale of the Company, which is anticipated to be completed in the second quarter of 2010.  The December 31, 2009 fair value of the Unsecured Term Loan is estimated by the Company based on the terms of the loan and comparison to fair value of its other debt.

The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at period end or may be realized in the future.

Capital Leases

The Company acquired vehicles through capital lease agreements.  Accumulated depreciation on these assets as of March 31, 2010 and December 31, 2009 was $6.6 million and $6.2 million, respectively.  The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of March 31, 2010 (in thousands):

Remainder of 2010	$1,707
2011	1,290
2012	414
2013	5
Total minimum lease payments	3,416
Less: Estimated executory costs	(240)
Net minimum lease payments	3,176
Less: Amount representing interest	(249)
Present value of net minimum lease payments (a)	$2,927

(a)  Reflected in the condensed consolidated balance sheet as current and non-current obligations under debt and capital leases of $1,847 and $1,080, respectively.

Debt Covenants

At March 31, 2010, the Company was in compliance with the financial covenants and other maintenance tests for all its debt obligations.  The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in the Senior Credit Agreement are maintenance tests and the Consolidated Fixed Charge Coverage Ratio contained in the Unsecured Term Loan Agreement is a debt incurrence test.  The Company cannot be deemed to be in default solely due to failure to meet such debt incurrence tests.  However, failure to meet such debt incurrence tests could result in restrictions on the Company’s ability to incur additional ratio indebtedness.  The Company believes that should it fail to meet the minimum Consolidated Fixed Charge Coverage Ratio in its Unsecured Term Loan Agreement, its ability to borrow additional funds under other permitted indebtedness provisions of the Unsecured Term Loan Agreement and Senior Credit Agreement would provide sufficient liquidity for currently foreseeable operational needs.  The Company is prohibited from paying any cash dividends to stockholders under covenants contained in the Senior Credit Agreement.

6.  Derivatives:

The Company holds one interest rate cap and three interest rate swaps to manage interest rate exposure on its variable rate borrowings.  The derivatives are accounted for as economic hedges of the Company’s debt subsequent to their de-designation which is further discussed below.  Prior to de-designation, the derivatives were considered cash flow hedges and changes resulting from fair market value adjustments were reflected in accumulated other comprehensive loss in the condensed consolidated balance sheet and as a component of unrealized other comprehensive loss in the condensed consolidated statement of operations and comprehensive loss.  Subsequent to de-designation, the derivatives are considered economic hedges and changes in fair value are recorded as interest expense.

The interest rate cap was entered into during the second quarter of 2005 as required by the Company’s then existing credit agreement.  The objective was to manage interest rate exposure caused by fluctuation in the LIBOR interest rate.  The cap provides protection on $75 million of the Company’s long term debt over a five-year period ending May 24, 2010 if LIBOR exceeds 6%.  In the second quarter of 2008, in connection with the interest rate swaps entered into and described below, the interest rate cap was de-designated as a cash flow hedge.  The cap had no fair value at March 31, 2010 or December 31, 2009.

The Company entered into three interest rate swaps in the second quarter of 2008 to fix the interest rate on $250 million of the variable rate debt under the Company’s then existing credit facility.  The interest rate swaps mature from September 2010 to November 2010.  The interest rate swaps were de-designated as cash flow hedges in conjunction with the debt refinancing that occurred in the fourth quarter of 2009.  See Note 5, “Debt and Capital Leases,” for additional discussion of the debt refinancing.

The fair value of the interest rate swaps are reflected in accrued liabilities.  At March 31, 2010 and December 31, 2009, the Company recorded $4.3 million and $5.7 million, respectively, in accrued liabilities.  The existing net unrealized loss on the interest rate swaps on the date of de-designation remains in accumulated other comprehensive loss and is amortized to interest expense as interest payments are made.  As of December 31, 2009 the amount of accumulated other comprehensive loss attributable to prior cash flow hedge relationships was $6.0 million.  During the quarter, $1.9 million of the accumulated loss was reclassified to interest expense.  The Company estimates the remaining $4.1 million of net unrealized loss in other comprehensive income at March 31, 2010 will be reclassified to earnings within the next twelve months.  The table below is a summary of the Company’s derivative positions as of March 31, 2010 and December 31, 2009 (in thousands):

Derivative Type	Notional	March 31, 2010 Fair Value	December 31, 2009 Fair Value
Interest Rate Swaps	$250,000	$(4,334)	$(5,719)
Interest Rate Cap	75,000	0	0
Total	$325,000	$(4,334)	$(5,719)

Below is a summary of the amounts charged to interest expense and accumulated other comprehensive loss for the periods indicated (in thousands).  No ineffectiveness was recorded for any of the periods presented.

	Loss Reclassified from Accumulated Other Comprehensive Loss to Interest Expense		Loss Recognized in Accumulated Other Comprehensive Loss
Derivatives in ASC 815 Cash	Three Months Ended March 31,		Three Months Ended March 31,
Flow Hedge Relationships	2010	2009	2010	2009

Interest Rate Swaps (a)	$—	$(1,687)	$—	$(1,302)

(a)          Interest rate swaps were de-designated as cash flow hedges in the fourth quarter of 2009.

	Amount of Loss on Derivatives Recognized in Interest Expense
Derivatives Not Designated as	Three Months Ended March 31,
Hedging Instruments under ASC 815	2010	2009

Interest Rate Swaps (a)	$(2,246)	$—
Interest Rate Cap (b)	(64)	(49)
Total	$(2,310)	$(49)

(a)          Interest rate swaps were de-designated as cash flow hedges in the fourth quarter of 2009.

(b)         Interest rate caps were de-designated as cash flow hedges in the second quarter of 2008.

7.  Fair Value Measurements:

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

Level 1 — quoted prices in active markets for identical assets or liabilities;

Level 2 — directly or indirectly observable inputs other than quoted prices; and

Level 3 — unobservable inputs.

ASC 820 establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs.  An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at the dates identified (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money Market Fund
March 31, 2010	$33,253	$—	$—	$33,253
December 31, 2009	$25,492	$—	$—	$25,492

Liabilities:
Derivatives
March 31, 2010	$—	$(4,334)	$—	$(4,334)
December 31, 2009	$—	$(5,719)	$—	$(5,719)

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

8.  Share-Based Employee and Director Compensation:

The Company accounts for share-based awards under generally accepted accounting principles which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Share-based compensation of $0.2 million and $0.3 million was recorded in general and administrative expense for the three month periods ended March 31, 2010 and 2009, respectively.  No tax benefit was recorded because the Company does not have taxable income and is currently fully reserving its federal deferred tax assets.  There were no amounts capitalized relating to share-based employee compensation in the three months ended March 31, 2010 or 2009.

On February 22, 2010 the Company granted equity awards to certain of the Senior Executives, consisting of (i) an aggregate of 439,160 stock appreciation rights (“SARs”) under the Company’s 2010 Stock Appreciation Rights Plan (the “2010 SAR Plan”), which was adopted by the Company on February 22, 2010; (ii) an aggregate of 439,160 stock options under the 2008 Long Term Incentive Plan (the “2008 LTIP”); and (iii) restricted share awards for an aggregate of 100,000 shares of restricted stock under the 2008 LTIP (collectively, the “equity awards”).  The exercise price for each stock option is $9.50, the closing price of the Company’s common stock on the date of grant.  The payout for each SAR is equal to the difference between (x) $7.50, and (y) the lesser of: (i) $9.50, the closing price of the Company’s common stock on the date of grant, and (ii) the value of a share of Company common stock on the date of exercise.  The equity awards vest in one-half increments on each of the second and third anniversary of the grant date so long as the Executive is employed with the Company.  Vesting of the equity awards will accelerate upon a change of control of the Company if (x) the Executive is employed with the Company at the time of the change of control or (y) the change of control occurs within two years of the date of grant and within 90 days of the Executive’s termination that is a qualifying termination (as defined in each Senior Executive’s amended and restated employment agreement).  Both the stock options and the restricted shares are subject to all the terms and conditions of the 2008 LTIP as well as the individual award agreements.  The SARs are subject to all of the terms and conditions of the 2010 SAR Plan as well as the individual grant agreements.

The Company estimated fair value of the SARs using a Monte Carlo simulation valuation technique.  The Black-Scholes option-pricing model was used to estimate the fair value of options.  Key inputs in the valuation of the SARs and options were stock price volatility, expected term, and risk free rate.  The fair value of the awards granted totaled $2.7 million and will be recognized using a graded vesting method over the vesting period.  The SARs are liability awards and the fair value and related expense will be updated each reporting period.  Restricted shares were valued using the stock price on the date of grant.

For the three months ended March 31, 2010, the Company had 0.5 million share-based awards outstanding that represented dilutive potential shares.  These securities were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the period.  For the three months ended March 31, 2009, the Company had no stock options outstanding that represented dilutive potential shares.

9.     Commitments and Contingencies:

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

Scardino Litigation

On April 17, 2006, the Company was named a defendant in a litigation proceeding brought by Frank and Anne Scardino arising out of a June 2005 fire at their home in Villanova, Pennsylvania.  (Frank and Anne Scardino v. Eagle Systems, Inc., Eagle Monitoring, Inc. and Protection One Alarm Monitoring, Inc. d/b/a Dynawatch, Delaware County, Pennsylvania Court of Common Pleas, Cause No. 06-4485). The original complaint asserted six counts for negligence, gross negligence, breach of contract, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose and violation of the Unfair Trade Practices and Consumer Protection Law (“UTPCPL”).  After extensive discovery, motion practice and multiple amendments to the plaintiffs’ complaint, the Company successfully reduced the plaintiffs’ claims to one count for breach of a written contract and three counts for breach of purported oral agreements.  Plaintiffs initially claimed direct and consequential damages in excess of $3 million but later claimed damages close to $5 million.

The Company notified its liability insurance carriers of the claim and was defending the remaining counts.  A settlement conference was held on March 1, 2010, at which a settlement was reached for an immaterial amount.  The settlement resolves all claims and counterclaims.  The terms of the settlement were agreed in writing and the parties have signed and exchanged a settlement agreement and mutual release.  The litigation was dismissed with prejudice on May 11, 2010.

By the Carat, Inc. Litigation

On April 30, 2007, IASG and certain of its subsidiaries, Criticom International Corporation and Monital Signal Corporation (collectively, the “Company defendants”), were served in a lawsuit brought by By the Carat, Inc. and John P. Humbert, Jr. and his wife, Valery Humbert, its owners, in connection with a December 2004 armed robbery of their jewelry business.  (By the Carat, Inc., John P. Humbert, Jr. and Valery Humbert v. Knightwatch Security Systems, Criticom International Corporation, Monital Signal Corporation, Integrated Alarm Services Group, Inc., et al, Superior Court of New Jersey, Monmouth County Law Division, Docket No.: MON-L-5830-06.) The complaint sought unspecified damages for alleged bodily injury and property losses based on various causes of action, including breach of contract, breach of the covenant of good faith and fair dealing, consumer fraud, intentional and negligent infliction of emotional distress, breach of warranty and gross negligence.

On June 26, 2009, the Court dismissed plaintiffs’ complaint without prejudice, due to the plaintiffs’ failure to comply with discovery orders.  Since the dismissal, plaintiffs have replaced their original counsel with new attorneys.  The new attorneys assisted the plaintiffs in complying with the outstanding discovery and the complaint was reinstated.

Fact and expert discovery are complete.  In January 2010, the parties attempted to resolve the dispute through mediation.  The mediation was not successful, but the parties may revisit mediation in the future.  Subsequent to mediation, the Company defendants brought a motion for partial summary judgment as to plaintiffs’ property damage and consumer fraud claims.  The Court denied the motion for summary judgment on April 16, 2010.  The Court also denied a similar motion brought by the co-defendant.  Notably, the Company defendants have a contractual indemnification claim pending against that co-defendant.  In addition to its indemnification claim, the Company defendants have a number of defenses that it intends to pursue vigorously.  A trial date has not been set.

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

At the April 2009 trial, the Court determined that the plaintiffs had not presented sufficient evidence to support plaintiffs’ allegations against the Company and the other defendants, and granted the defendants’ motions for judgment of non-infringement as a matter of law.

On September 14, 2009, final judgment was entered by the court, and on September 23, 2009, plaintiffs filed a notice of appeal to the Federal Circuit Court.  On December 21, 2009, plaintiffs filed their opening appellate brief, wherein they asserted that the trial court erred in entering judgments as a matter of law in favor of the defendants.  The Company’s reply brief, and the reply briefs of the other defendants, was filed in February 2010.  Oral arguments are scheduled to be conducted on June 7, 2010, and a final decision by the Federal Circuit Court is expected in late 2010.

Contract Settlement

The Company settled and accelerated termination of an existing operating lease agreement with the landlord at one of its branch facilities.  The Company has agreed to pay the landlord $1.525 million in satisfaction of all obligations under the lease agreement as a part of the settlement.  In connection with the exit of the lease agreement, the Company recorded an impairment charge of approximately $1.0 million primarily related to leasehold improvements at the facility during the three months ended March 31, 2010.

Shareholder Litigation

On May 6, 2010, Donald Rensch, a purported stockholder of Protection One, filed a complaint (the “Rensch Complaint”) on behalf of himself and as a putative class action on behalf of the Company’s public stockholders, against the Company, each member of the Company’s board of directors, Quadrangle Group LLC, POI Acquisition L.L.C., Monarch Alternative Capital LP, Protection Holdings, LLC, Protection Acquisition Sub, Inc. and GTCR Golder Rauner II, L.L.C. in the Court of Chancery of the State of Delaware (Donald Rensch v. Protection One, Inc. et al, C.A. No. 5468-VCS).  On May 10, 2010, Trading Strategies Fund, a purported stockholder of the Company, filed a complaint (the “TSF Complaint”) on behalf of itself and as a putative class action on behalf of the Company’s public stockholders, against the Company, each member of the Company’s board of directors and GTCR Golder Rauner II, L.L.C. in the district court of Douglas County, Kansas. On May 12, 2010, The Law Offices of Mark Kotlarsky Pension Plan, a purported stockholder of the Company, filed a complaint (the “Pension Plan Complaint”) on behalf of itself and as a putative class action on behalf of the Company’s public stockholders against the Company, each member of the Company’s board of directors, Quadrangle Group LLC, POI Acquisition, L.L.C., Monarch Alternative Capital LP, Protection Holdings, LLC, Protection Acquisition Sub, Inc. and GTCR Golder Rauner II, L.L.C. in the Court of Chancery of the State of Delaware. These complaints allege that the defendants breached their fiduciary duties or aided and abetted the alleged breach of fiduciary duties in connection with the Offer and the Merger contemplated by the Merger Agreement and alleges that the disclosures contained in the documents filed with the United States Securities and Exchange Commission by the Company (and Purchaser in the case of the Rensch Complaint) are materially misleading and omit material facts.  None of the complaints state how many shares of Company common stock are purportedly held by the respective plaintiffs.  The TSF Complaint seeks, among other things, declarations that the action brought by the complaint is properly maintainable as a class action, that certain of the defendants have breached their fiduciary duties to the named plaintiff and the class, that certain of the defendants aided and abetted breaches of fiduciary duty by other defendants, awarding of appropriate damages to the plaintiff and other members of the class, and awarding the plaintiff’s costs, including attorneys’ and experts’ fees.  The Rensch Complaint and the Pension Plan Complaint seek the same relief, and in addition, an order enjoining the transactions contemplated by the Merger Agreement.  The Company believes that the Rensch Complaint, the TSF Complaint and the Pension Plan Complaint are wholly without merit and intends to defend the cases vigorously.

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

Funding Commitment

Notes receivable were $2.8 million and $2.9 million at March 31, 2010 and December 31, 2009, respectively, and represent loans to dealers collateralized by the dealers’ portfolios of customer monitoring contracts.  The Company has obligations to provide open lines of credit to dealers, subject to the terms of the agreements with the dealers.  At March 31, 2010 and December 31, 2009, the amount available to dealers under these lines of credit was $0.3 million and $0.2 million, respectively.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company manages its business segments based on earnings before interest, income taxes, depreciation, amortization (including amortization of deferred customer acquisition costs and revenue) and other items, referred to as Adjusted EBITDA.

Reportable segments (in thousands):

	Three Months Ended March 31, 2010
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$71,801	$10,149	$6,365	$—	$88,315
Adjusted EBITDA(2)	23,336	2,682	3,265	—	29,283
Amortization and depreciation expense	9,323	1,054	741	—	11,118
Amortization of deferred costs in excess of amortization of deferred revenue	6,747	—	519	—	7,266
Segment assets	450,290	72,393	44,971	(4,801)	562,853
Property additions, exclusive of rental equipment	637	296	39	—	972
Investment in new accounts and rental equipment, net	5,289	—	95	—	5,384

	Three Months Ended March 31, 2009
	Retail	Wholesale	Multifamily	Adjustments(1)	Consolidated
Revenue	$72,667	$12,763	$7,572	$—	$93,002
Adjusted EBITDA(2)	21,832	3,265	3,947	—	29,044
Amortization and depreciation expense	10,280	1,201	868	—	12,349
Amortization of deferred costs in excess of amortization of deferred revenue	7,289	—	544	—	7,833
Segment assets	521,875	73,674	48,922	(12,011)	632,460
Property additions, exclusive of rental equipment	995	193	—	—	1,188
Investment in new accounts and rental equipment, net	5,261	—	951	—	6,212

(1) Adjustment to eliminate inter-segment accounts receivable.

(2) Adjusted EBITDA, which is a non-GAAP measure, is used by the Company’s management and reviewed by the Board of Directors in evaluating segment performance and determining how to allocate resources across segments for investments in customer acquisition activities, capital expenditures and spending in general. The Company believes it is also utilized by the investor community which follows the security monitoring industry.  Adjusted EBITDA is useful because it allows investors and management to evaluate and compare operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.  Specifically, Adjusted EBITDA allows the chief operating decision maker to evaluate segment results of operations, including operating performance of monitoring and service activities, effects of investments in creating new customer relationships, and sales and installation of security systems, without the effects of non-

cash amortization and depreciation.  This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as loss before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing the consolidated financial performance of the Company.  See the table below for the reconciliation of Adjusted EBITDA to consolidated loss before income taxes. The Company’s calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited.

Reconciliation of loss before income taxes to Adjusted EBITDA (in thousands):

	Consolidated
	Three Months Ended March 31,
	2010	2009
Loss before income taxes	$(4,037)	$(2,623)
Plus:
Interest expense, net	11,872	11,103
Amortization and depreciation expense	11,118	12,349
Amortization of deferred costs in excess of amortization of deferred revenue	7,266	7,833
Stock based compensation expense	192	314
Other costs (a)	2,872	68
Adjusted EBITDA	$29,283	$29,044

(a)          Other costs in 2010 include $2.1 million related to the contract settlement as discussed in Note 9, Commitments and Contingencies.

11.  Income Taxes:

During the three months ended March 31, 2010, actual effective income tax expense differed from tax expense using the U.S. federal statutory tax rate of 35% primarily due to the impact of the deferred tax valuation allowance.  The Company recorded income tax expense of $0.7 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

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

The Company has indefinite-lived intangible assets consisting of trade names and goodwill which are not amortized for financial reporting purposes.  These indefinite-lived intangible assets are tax deductible, and therefore, are amortized over fifteen years for tax purposes.  The tax-deductibility of these indefinite-lived intangible assets results in a deferred tax liability which only reverses at the time of impairment of the related asset or ultimate sale of the underlying intangible asset.  Due to the uncertain timing of this reversal, the difference cannot be considered as a source of future taxable income and cannot be used to offset the Company’s deferred tax assets.  As a result, the Company does not net such deferred tax liabilities against the Company’s deferred tax assets, which related primarily to net operating loss carry-forwards, when determining its valuation allowance.

12.  New Accounting Standards:

In November 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14 on revenue arrangements with multiple deliverables and software revenue recognition.  ASU 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables.  The guidance revises the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  The guidance also revises the manner in which the transaction consideration is allocated across the separately identified deliverables.  ASU 2009-14 addresses revenue arrangements that contain both hardware elements and software elements.  ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact, if any, adoption of ASU 2009-13 and ASU 2009-14 will have on its consolidated financial statements.

13.  Subsequent Events:

On April 26, 2010, the Company entered into a definitive agreement to be acquired by Protection Holdings, LLC, an affiliate of GTCR. Under the terms of the Merger Agreement, Protection Acquisition Sub, Inc., a newly formed entity and wholly owned subsidiary of Protection Holdings, LLC, commenced a tender offer on May 3, 2010 to acquire all of the Company’s outstanding common stock for $15.50 per share in cash, to be followed by a Merger to acquire all remaining outstanding shares at the same price paid in the tender offer. The completion of the Offer and Merger are subject to certain conditions and termination rights of the parties set forth in the Merger Agreement.

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

Overview

We believe we are the third largest provider of electronic security installation and monitoring in the United States, as measured by recurring monthly revenue, or RMR.  As of March 31, 2010, we served approximately 745,000 residential and business customers and monitored approximately 680,000 sites through our Wholesale operations.  Generating cash flow to fund growth and investment in new customers, as well as for debt service, is essential to our operations.

We organize our operations into the following three business segments:

Retail.  Our Retail segment provides monitoring and maintenance services for electronic security systems directly to residential and business customers. We also sell and install electronic security systems for homes and businesses through our Retail segment in order to meet their security needs.  As of March 31, 2010, we served approximately 534,000 retail customers across the nation, with no single customer comprising more than 1% of our total consolidated revenue.  Our Retail segment accounted for 80.2% of our recurring monthly revenue at March 31, 2010, of which approximately 30.4% was attributable to commercial customers.

Wholesale.  We contract with independent security alarm dealers nationwide to provide alarm system monitoring services to their residential and business customers.  As of March 31, 2010, our Wholesale segment served approximately 4,100 dealers by monitoring approximately 680,000 homes and businesses on their behalf.  We also provide business support services for these independent dealers including, in certain instances, financing in the form of loans secured by customer accounts.  Our top ten wholesale dealers, based on RMR, accounted for 28.9% of Wholesale monitored sites and 14.3% of Wholesale recurring monthly revenue as of March 31, 2010.

Multifamily.  We provide monitoring and maintenance services for electronic security systems to tenants of multifamily residences, including apartments, condominiums and other multifamily dwellings, under long-term contracts with building owners and managers.  We provided alarm monitoring services to approximately 211,000 units in nearly 475 cities as of March 31, 2010.

The table below identifies our consolidated revenue by segment for the periods presented (dollars in thousands):

	Three months ended March 31,
	2010		2009
Segment	Revenue	Percent	Revenue	Percent
Retail	$71,801	81.3%	$72,667	78.1%
Wholesale	10,149	11.5	12,763	13.7
Multifamily	6,365	7.2	7,572	8.2
Total	$88,315	100.0%	$93,002	100.0%

Summary of Important Matters

Net Loss.  We incurred a net loss of $4.8 million and $2.8 million for the three months ended March 31, 2010 and 2009, respectively. The net loss in the three months ended March 31, 2010 and 2009 reflects (1) substantial charges incurred by us for amortization of customer accounts and previously deferred customer acquisition costs and interest incurred on indebtedness and (2) in the first quarter of 2010, a loss of $2.1 million in connection with an early termination of a lease agreement and related settlement payment and leasehold asset impairment.

Due to business and consumer concerns regarding the U.S. economy as well as limited access to consumer credit, we identified fewer opportunities to sell security systems in 2009 compared to previous periods.  We believe security system sales have stabilized thus far in 2010.

Recurring Monthly Revenue.  We measure all of the RMR we are entitled to receive under contracts with customers in effect at the end of each reporting period.  Our computation of RMR may not be comparable to other similarly titled measures of other companies.  RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles, or GAAP, and is a non-GAAP measure.  RMR was $24.9 million and $26.5 million as of March 31, 2010 and 2009, respectively.  A significant portion of the decrease in RMR as of March 31, 2010 is a result of our agreement with APX, which resulted in a reduction of Wholesale RMR, as well as lower Retail investment in customer acquisition activities.

Each segment’s share of our total RMR and monitored sites at March 31 for the years presented were as follows:

	Percentage of Total
	2010		2009
	RMR	Sites	RMR	Sites
Retail	80.2%	37.5%	77.2%	31.9%
Wholesale	12.2	47.7	15.0	55.8
Multifamily	7.6	14.8	7.8	12.3
Total	100.0%	100.0%	100.0%	100.0%

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

Even though our proportions of Retail, Wholesale and Multifamily RMR may differ significantly from other companies’ RMR mix, and contributions from each type of RMR vary, we believe the presentation of RMR is useful to investors because the measure is used by investors and lenders to value companies such as ours with recurring revenue streams.  Management monitors RMR, among other things, to evaluate our ongoing performance.  In order to enhance the investors’ understanding of the components of our RMR, we include roll-forwards for each segment below.  The table below reconciles our RMR to revenue reflected on our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2010	2009
Recurring Monthly Revenue at March 31	$24,949	$26,475
Amounts excluded from RMR:
Amortization of deferred revenue	1,270	1,194
Installation and other revenue (a)	3,445	3,322
Revenue (GAAP basis):
March	29,664	30,991
January - February	58,651	62,011
Total period revenue	$88,315	$93,002

(a) Revenue that is not pursuant to monthly contractual billings.

The following table identifies RMR by segment and in total for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010				2009
	Retail	Whole- sale	Multi- family	Total	Retail	Whole- sale	Multi- family	Total
Beginning RMR balance	$20,107	$3,031	$1,919	$25,057	$20,543	$3,998	$2,205	$26,746
RMR additions from direct sales	423	—	8	431	450	—	27	477
RMR from account purchases	3	—	—	3	—	—	—	—
RMR losses (a)	(600)	—	(31)	(631)	(682)	—	(185)	(867)
Net change in wholesale	—	16	—	16	—	(11)	—	(11)
Price increases and other	68	—	5	73	122	—	8	130
Ending RMR balance	$20,001	$3,047	$1,901	$24,949	$20,433	$3,987	$2,055	$26,475

(a)    RMR losses include price decreases

Monitoring and Related Services Margin.   Monitoring and related services revenue comprised more than 85% of our total revenue for each of the three month periods ended March 31, 2010 and 2009.  The table below identifies the monitoring and related services gross margin and gross margin as a percentage of monitoring and related services revenue for the presented periods (in thousands):

	Three Months Ended March 31,
	2010				2009
	Retail	Whole- sale	Multi- Family	Total	Retail	Whole- sale	Multi- family	Total
Monitoring and related services revenue	$62,017	$9,270	$6,163	$77,450	$63,717	$12,579	$7,237	$83,533
Cost of monitoring and related services (exclusive of depreciation)	16,836	4,807	1,713	23,356	17,203	6,769	1,774	25,746
Gross margin	$45,181	$4,463	$4,450	$54,094	$46,514	$5,810	$5,463	$57,787

Gross margin %	72.9%	48.1%	72.2%	69.8%	73.0%	46.2%	75.5%	69.2%

For the three months ended March 31, 2010, our total monitoring and related services gross margin percentage increased slightly from the prior period primarily due to reductions in costs.  Retail gross margin percentage for the three months ended March 31, 2010, remained consistent with the three months ended March 31, 2009.  Wholesale gross margin percentage improved in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily because gross margin on the APX accounts was typically lower than average gross margin in those periods that included monitoring of APX accounts.  See “-APX Agreement.”  The Wholesale gross margin percentage is typically lower than Retail and Multifamily gross margin percentages due to the reduced number of services we provide to dealers compared to services provided to our Retail and Multifamily customers.  Acquisition costs per monitored wholesale site are also significantly lower.  For the three months ended March 31, 2010, monitoring and related services gross margin percentage in our Multifamily segment was lower than in the prior period because revenue in this segment decreased faster than we were able to reduce costs.  Multifamily monitoring and related services revenue for the first three months of 2009 also included higher than normal revenue resulting from accelerated billing for cancellations prior to contractual maturity in monitoring and related services revenue.

Customer Creation and Marketing. Our current customer acquisition strategy for our Retail segment relies primarily on internally generated sales, utilizing personnel in our existing branch infrastructure.  The internal sales program for our Retail segment generated $0.4 million and $0.5 million of new RMR in the three months ended March 31, 2010 and 2009, respectively.  We operate a dedicated telesales center from which we respond to questions that customers or potential customers have about our services and provide quality control follow-up calls to customers for whom we recently provided installation or maintenance services.  In late 2009 we created an internal sales group to sell systems and services over the phone.

Our integrated marketing programs focus on awareness for the Protection One® brand name nationally and the generation of new lead sources and opportunities.  We reach out to targeted customers, both residential and commercial, through a variety of mediums in a planned and sequenced manner.  These channels include, but are not limited to, on-line programs and placements, third-party purchases and outbound calling and traditional mass communications, such as radio, print and direct mail.

We expect to continue to analyze opportunities for alliance partnerships which benefit our Retail segment.  We are disciplined in our assessment of alliance opportunities, taking into account many factors such as brand impact, sales channel consideration and financial return.

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

As defined above, RMR gross attrition by business segment is summarized at March 31, 2010 and 2009.  Our Retail gross attrition improved in the first three months of 2010 compared to the first three months of 2009 due to a decrease in cancellations for non-payment and other financial reasons.  Multifamily attrition was lower in the first quarter of 2010 compared to the first quarter of 2009 because the first quarter of 2009 includes the termination of several large customers for financial reasons.

	Recurring Monthly Revenue Attrition
	March 31, 2010		March 31, 2009
	Annualized First Quarter	Trailing Twelve Months	Annualized First Quarter	Trailing Twelve Months
Retail	12.0%	13.0%	13.3%	13.7%
Multifamily	6.4%	12.2%	34.9%	22.7%

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

	Recurring Monthly Revenue Attrition
	March 31, 2010		March 31, 2009
	Annualized First Quarter	Trailing Twelve Months	Annualized First Quarter	Trailing Twelve Months
Retail	9.0%	9.9%	10.6%	10.5%

Our actual attrition experience shows that the relationship period with any individual customer can vary significantly.  Customers discontinue service with us for a variety of reasons, including relocation, service issues, cost and other financial issues.  A portion of our acquired customer base can be expected to discontinue service every year.   Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations.  We also believe that high unemployment could contribute to elevated attrition levels for the next several quarters, which would have a negative impact on our revenue.

We evaluate the Wholesale segment based on the net change in RMR because added RMR typically does not require an up-front investment by us.  Wholesale RMR fluctuates as our customers, the independent dealers, add and lose their customers for whom we are providing monitoring and other services.  The net change in Wholesale RMR did not vary significantly during the first three months of 2010 or 2009, however Wholesale RMR as of March 31, 2010 is significantly lower due to the impact of the APX agreement discussed below.  The net change in Wholesale RMR for the first three months of 2010 was an increase of $16,000, or a 0.5% increase, in RMR for the period.  The net change in RMR for the first three months of 2009 was a decrease of $11,000, or a 0.3% decrease, in RMR for the period.

APX Agreement.  On October 2, 2009, we entered into an agreement with Apx Alarm Security Solutions, Inc. (“APX”) under which APX assumed operating control of our monitoring center located in South St. Paul, Minnesota, effective November 1, 2009.  As a result of this arrangement, APX now provides the monitoring services to their customer base that we previously provided through our South St. Paul, Minnesota facility (the “Facility”).  We agreed to, among other things, (i) license to APX certain intellectual property used in the operation of the Facility, (ii) assign ownership to APX of the fixed assets at the Facility, and (iii) provide support services to APX, including emergency technical services and disaster recovery planning and recovery services, through December 31, 2010, all in exchange for a monthly service fee.  We will cease providing any services to APX after December 31, 2010.  APX accounted for approximately 283,000 of our Wholesale monitored sites and $0.8 million of Wholesale RMR at March 31, 2009.  Wholesale monitoring revenue and cost of monitoring revenue have declined as a result of this arrangement, although other revenue has increased.

Adjusted EBITDA

Adjusted EBITDA, which is a non-GAAP measure, is used by management and reviewed by the Board of Directors in evaluating segment performance and determining how to allocate resources across segments for investments in customer acquisition activities, capital expenditures and spending in general.  We believe it is also utilized by the investor community that follows the security monitoring industry.  Adjusted EBITDA is useful because it allows investors and management to evaluate and compare operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.  Specifically, Adjusted EBITDA allows management to evaluate segment results of operations, including operating performance of monitoring and service activities, effects of investments in creating new customer relationships, and sales and installation of security systems, without the effects of non-cash amortization and depreciation.  This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as loss before income taxes or cash flow from operations.  Items excluded from Adjusted EBITDA are significant components in understanding and assessing our consolidated financial performance.  Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and comparability may be limited. Adjusted EBITDA by segment for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	For the three months ended March 31,
	2010	2009
Retail	$23,336	$21,832
Wholesale	2,682	3,265
Multifamily	3,265	3,947

Retail Adjusted EBITDA increased $1.5 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 due to a decrease in general and administrative costs partially offset by a decline in monitoring and related services gross margin.  Wholesale Adjusted EBITDA decreased $0.6 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 primarily due to a decrease in monitoring and related services gross margin partially offset by an increase in other revenue for the APX agreement.   Multifamily Adjusted EBITDA decreased $0.7 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to a decrease in monitoring and related services revenue.

The following table provides a reconciliation of loss before income taxes to Adjusted EBITDA by segment (in thousands):

	For the three months ended March 31,
	2010	2009	2010	2009	2010	2009
	Retail		Wholesale		Multifamily
(Loss) income before income taxes	$(7,666)	$(7,155)	$1,628	$2,020	$2,001	$2,512
Plus:
Interest expense, net	11,868	11,098	—	—	4	5
Amortization and depreciation expense	9,323	10,280	1,054	1,201	741	868
Amortization of deferred costs in excess of amortization of deferred revenue	6,747	7,289	—	—	519	544
Stock based compensation expense	192	314	—	—	—	—
Other costs	2,872	6	—	44	—	18
Adjusted EBITDA	$23,336	$21,832	$2,682	$3,265	$3,265	$3,947

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the periods presented.  Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results.  There have been no material changes to the critical accounting policies that impacted our reported amounts of assets, liabilities, revenue or expenses during the first three months of 2010.

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

The tables below reflect the impact of our accounting policy on the respective line items of the Statement of Operations for the three months ended March 31, 2010 and 2009.  The “Total Amount Incurred” line represents the current amount of billings that were made and the current costs that were incurred for the period.  We then subtract the deferral amount and add back the amortization of previous deferral amounts to determine the amount we report in the Statement of Operations (in thousands):

	Three Months Ended March 31,
	2010			2009
	Revenue- other	Cost of revenue-other	Selling Expense	Revenue- other	Cost of revenue-other	Selling Expense
Retail segment:
Total amount incurred	$10,237	$12,223	$10,003	$10,549	$11,881	$10,705
Amount deferred	(4,206)	(6,664)	(2,340)	(5,231)	(7,187)	(2,718)
Amount amortized	3,753	6,565	3,935	3,632	6,514	4,407
Amount included in Statement of Operations	9,784	12,124	11,598	8,950	11,208	12,394
Wholesale segment:
Total amount incurred (a)	879	—	520	184	—	457
Multifamily segment:
Total amount incurred	168	217	120	304	1,152	269
Amount deferred	—	(76)	(19)	(6)	(843)	(114)
Amount amortized	34	496	57	37	524	57
Amount included in Statement of Operations	202	637	158	335	833	212
Total company:
Total amount incurred	11,284	12,440	10,643	11,037	13,033	11,431
Amount deferred	(4,206)	(6,740)	(2,359)	(5,237)	(8,030)	(2,832)
Amount amortized	3,787	7,061	3,992	3,669	7,038	4,464
Amount reported in Statement of Operations	$10,865	$12,761	$12,276	$9,469	$12,041	$13,063

(a)          The wholesale segment revenue-other represents interest and fee income generated from our dealer loan program and, in 2010, income recorded under the APX Agreement.

In addition to the amounts reflected in the table above relating to our costs incurred to create new accounts, our Retail segment also capitalized purchases of rental equipment in the amount of $0.5 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.  We purchased customer accounts valued at $25 thousand during the three months ended March 31, 2010.  We did not purchase any customer accounts during the three months ended March 31, 2009.

New accounting standards

See Note 12 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Operating Results

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Protection One Consolidated

Revenue decreased $4.7 million, or 5.0%, to $88.3 million in the first quarter of 2010 compared to $93.0 million in the first quarter of 2009.  Monitoring and related services revenue decreased $6.1 million, to $77.5 million, primarily due to the impact of the APX agreement on Wholesale monitoring and related services revenue as well as a decline in Retail and Multifamily monitoring and services revenue.  Installation and other revenue increased $1.4 million, or 14.7%, to $10.9 million in the first quarter of 2010 compared to $9.5 million in the first quarter of 2009 primarily due to an increase in sales of equipment to commercial customers and the APX agreement.

Cost of revenue decreased $1.7 million, or 4.4%, to $36.1 million in the first quarter of 2010 compared to $37.8 million in the first quarter of 2009.  The decrease is primarily due to the decrease in Wholesale monitoring costs related to the APX agreement partially offset by an increase in system equipment sales to commercial customers.

Amortization and depreciation decreased $1.2 million, or 10.0%, to $11.1 million in the first quarter of 2010 compared to $12.3 million in the first quarter of 2009 due to use of a declining balance method of amortization for our amortizable intangible assets.

Net interest expense increased $0.8 million, or 6.9%, to $11.9 million for the first quarter of 2010 compared to $11.1 million in the first quarter of 2009 primarily due to amortization of our debt discount on the New and Extending Term Loans issued in the fourth quarter of 2009.

Net loss of $4.8 million, or loss per diluted share of common stock of $0.19, was recorded in the first quarter of 2010 compared to a net loss of $2.8 million, or loss per diluted share of common stock of $0.11, in the first quarter of 2009 due primarily to the decline in revenue and cost of revenue previously mentioned.  Selling expense decreased by $0.8 million, or 6.0%, to $12.3 million in the first quarter of 2010 compared to $13.1 million in the first quarter of 2009, due to a reduction in costs associated with an annual sales reward program and a reduction in amortization of previously deferred sales expense.  General and administrative costs reflected a slight decrease of $0.3 million, or 1.7%, to $21.0 million in the first quarter of 2010 compared to $21.3 million in the first quarter of 2009

Retail Segment

The table below presents operating results for our Retail segment for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
Revenue
Monitoring and related services	$62,017	86.4%	$63,717	87.7%
Installation and other	9,784	13.6	8,950	12.3
Total revenue	71,801	100.0	72,667	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	16,836	23.4	17,203	23.7
Installation and other	12,124	16.9	11,208	15.4
Total cost of revenue (exclusive of amortization and depreciation shown below)	28,960	40.3	28,411	39.1
Operating Expenses
Selling expense	11,598	16.2	12,394	17.1
General and administrative expense	17,718	24.6	17,638	24.3
Amortization of intangibles and depreciation expense	9,323	13.0	10,280	14.1
Total operating expenses	38,639	53.8	40,312	55.5
Operating income	$4,202	5.9%	$3,944	5.4%

The change in our Retail segment customer base for the period is shown below.

	Three Months Ended March 31,
	2010	2009

Beginning Balance, January 1	540,968	574,001
Customer additions	8,551	9,775
Customer losses	(15,704)	(18,781)
Other adjustments	228	(219)
Ending Balance, March 31	534,043	564,776

Revenue decreased $0.9 million, or 1.2%, to $71.8 million in the first quarter of 2010 compared to $72.7 million in the first quarter of 2009.  Monitoring and related services revenue decreased $1.7 million in the first quarter of 2010 compared to the first quarter of 2009 due to lower monitoring revenue and the related decline in Retail RMR as well as lower service call volume.   See “Summary of Important Matters—Recurring Monthly Revenue,” above for a roll-forward of RMR and additional information regarding the change in recurring monthly revenue in the first quarter of 2010.  Installation and other revenue increased $0.8 million in the first quarter of 2010 compared to the first quarter of 2009 due to an increase in revenue from sales of equipment to commercial customers.  Revenue consists primarily of (1) contractual revenue derived from providing monitoring and maintenance service, (2) revenue from our installations of new alarm systems, consisting primarily of sales of burglar alarm, CCTV, fire alarm and card access control systems to commercial customers and (3) amortization of previously deferred revenue.

Cost of revenue increased $0.6 million, or 1.9%, to $29.0 million in the first quarter of 2010 compared to $28.4 million in the first quarter of 2009.  Cost of monitoring and related services decreased $0.3 million in the first quarter of 2010 compared to the first quarter of 2009 due to the reduction in monitoring and related revenues.  Cost of installation and other revenue increased $0.9 million, or 8.2%, in the first quarter of 2010 compared to the first quarter of 2009 due to an increase in system equipment sales to commercial customers.  Cost of revenue includes the costs of monitoring, billing, customer service, field operations, and equipment and labor charges to install alarm systems, CCTV, fire alarms and card access control systems sold to our commercial customers, as well as amortization of previously deferred customer acquisition costs.

Operating expense decreased $1.7 million, or 4.2%, to $38.6 million in the first quarter of 2010 compared to $40.3 million in the first quarter of 2009.  Amortization and depreciation decreased $1.0 million in the first quarter of 2010 compared to the first quarter of 2009 due to use of a declining balance method of amortization for amortizable intangible assets.  Selling expense decreased $0.8 million in the first quarter of 2010 compared to the first quarter of 2009as a result of a reduction in costs associated with an annual sales reward program and a reduction in amortization of previously deferred sales expense.   General and administrative expenses were consistent.

Wholesale Segment

The following table provides information for comparison of the Wholesale segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative changes in revenue and expenses (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
Revenue
Monitoring and related services	$9,270	91.3%	$12,579	98.6%
Other	879	8.7	184	1.4
Total revenue	10,149	100.0	12,763	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	4,807	47.4	6,769	53.1
Operating Expenses
Selling expense	520	5.1	457	3.6
General and administrative expense	2,140	21.1	2,316	18.1
Amortization of intangibles and depreciation expense	1,054	10.4	1,201	9.4
Total operating expenses	3,714	36.6	3,974	31.1
Operating income	$1,628	16.0%	$2,020	15.8%

The change in our Wholesale segment monitored site base for the period is shown below.

	Three Months Ended March 31,
	2010	2009

Beginning Balance, January 1	677,286	991,014
Monitored site additions	32,338	45,916
Monitored site losses	(29,613)	(49,249)
Other adjustments	—	67
Ending Balance, March 31	680,011	987,748

For a roll-forward of Wholesale segment RMR, please see the segment table in the “Summary of Important Matters—Recurring Monthly Revenue,” above.  Wholesale ending RMR at March 31, 2010 was significantly lower than as of March 31, 2009 due to the impact of the APX agreement.  See “Summary of Important Matters-APX Agreement”, above, for additional information related to the agreement.

Revenue decreased $2.6 million, or 20.5%, to $10.2 million in the first quarter of 2010 compared to $12.8 million in the first quarter of 2009 primarily due to the APX agreement.  We recorded $0.8 million of other revenue as a result of the APX agreement, which was offset by a decrease in monitoring and related services revenue.  Revenue consists primarily of contractual revenue derived from providing monitoring service, as well as interest and fee income generated from our dealer loan program.

Cost of revenue decreased $2.0 million, or 29.0%, to $4.8 million in the first quarter of 2010 compared to $6.8 million in the first quarter of 2009 due to the APX agreement.  These costs generally relate to the cost of providing monitoring service, including the costs of monitoring and dealer care.  Cost of monitoring and related services revenue as a percent of the related revenue improved to 51.9% for the first quarter of 2010 compared to 53.1% in the first quarter of 2009 due to the APX agreement.

Operating expense decreased $0.3 million or 6.5%, to $3.7 million in the first quarter of 2010 compared to $4.0 million in the first quarter of 2009 but increased as a percentage of revenue for the first quarter of 2010 to 36.6% compared to 31.1% for the first quarter of 2009 due to lower revenue discussed above.

Multifamily Segment

The following table provides information for comparison of our Multifamily segment operating results for the periods presented.  Next to each period’s results of operations, we provide the relevant percentage of total revenue so that you can make comparisons about the relative change in revenue and expenses (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
Revenue
Monitoring and related services	$6,163	96.8%	$7,237	95.6%
Installation and other	202	3.2	335	4.4
Total revenue	6,365	100.0	7,572	100.0
Cost of revenue (exclusive of amortization and depreciation shown below)
Monitoring and related services	1,713	26.9	1,774	23.4
Installation and other	637	10.0	833	11.0
Total cost of revenue (exclusive of amortization and depreciation shown below)	2,350	36.9	2,607	34.4
Operating Expenses
Selling expense	158	2.5	212	2.8
General and administrative expense	1,111	17.5	1,369	18.1
Amortization of intangibles and depreciation expense	741	11.6	868	11.5
Total operating expenses	2,010	31.6	2,449	32.4
Operating income	$2,005	31.5%	$2,516	33.2%

The change in our Multifamily segment monitored site base for the period is shown below.

	Three Months Ended March 31,
	2010	2009

Beginning Balance, January 1,	213,025	240,648
Monitored site additions	707	2,392
Monitored site losses	(2,960)	(24,288)
Ending Balance, March 31,	210,772	218,752

Multifamily experienced elevated site losses in 2009 arising from the termination of several large customers for financial reasons.  For a roll-forward of Multifamily segment RMR, please see the segment table in the “Summary of Important Matters—Recurring Monthly Revenue,” above.

Revenue decreased $1.2 million, or 15.9%, to $6.4 million in the first quarter of 2010 compared to $7.6 million in the first quarter of 2009 due to a decline in monitoring and service revenue from a declining customer base.  This revenue consists primarily of contractual revenue derived from providing monitoring and maintenance service, the installation of alarm systems and amortization of previously deferred customer acquisition revenue.

Cost of revenue decreased $0.3 million, or 9.9%, to $2.3 million in the first quarter of 2010 compared to $2.6 million in the first quarter of 2009 primarily due to the decline in monitoring and related services revenue.  Cost of revenue includes monitoring, billing, customer service and field operations related to providing our monitoring services, as well as the cost to install access control systems and amortization of previously deferred costs.

Operating expenses decreased $0.4 million, or 17.9%, to $2.0 million in the first quarter of 2010 compared to $2.4 million in the first quarter of 2009.  This decrease is primarily attributable to decreases in bad debt expense and amortization expense.

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and interest and principal payments required under all of our debt obligations during the twelve months following the date of the financial statements included in this report.

Credit Risk

Our cash and cash equivalents are deposited in a mutual fund invested exclusively in U.S. Treasury securities.  Although the mutual fund is permitted seven days to satisfy withdrawal requests, the financial institution has never exercised the provision with us.  We believe, based on information available to management at this time, that there is minimal risk regarding liquidity of our approximately $33.3 million cash and cash equivalents as of March 31, 2010.

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

The New and Extending Term Loans are scheduled to mature on March 31, 2014, provided, however, that the New and Extending Term Loans will mature on December 14, 2012 if prior to December 14, 2012 the maturity date for our Unsecured Term Loan Agreement is not extended to at least 91 days after March 31, 2014 or the borrowings under the Unsecured Term Loan Agreement are not refinanced with permitted refinancing indebtedness having a maturity date at least 91 days after March 31, 2014.  The New and Extending Term Loans bear interest at a margin of 4.25% over the Eurodollar Base Rate (as defined in the Senior Credit Agreement and subject to a 2% floor) for Eurodollar borrowings and 3.25% over the Base Rate (as defined in the Senior Credit Agreement and subject to a 3% floor) for Base Rate borrowings.  The Non-Extending Term Loans are scheduled to mature on March 31, 2012 and bear interest at a margin of 2.25% over the Eurodollar Base Rate for Eurodollar borrowings and 1.25% over the Base Rate for Base Rate Borrowings.  Prior to the amendment of the senior credit facility in November of 2009, our borrowings under the senior credit agreement bore interest at a margin of 2.25% over the Eurodollar Base Rate for Eurodollar borrowings and 1.25% over the Base Rate for Base Rate Borrowings.  The interest rate at March 31, 2010, was 6.25% and 2.50% for the New and Extending Term Loans and the Non-Extending Tern Loans, respectively, not including the impact of interest rate swaps.  The interest rate at December 31, 2009, was 6.25% and 2.48% for the New and Extending Term Loans and the Non-Extending Tern Loans, respectively, not including the impact of interest rate swaps.

The revolving credit facility is scheduled to mature on March 31, 2013, provided, however, that the revolving credit facility will mature on December 14, 2012 if prior to December 14, 2012 the maturity date of our Unsecured Term Loan Agreement is not extended to at least 91 days after March 31, 2014 or the borrowings under the Unsecured Term Loan Agreement are not refinanced with permitted refinancing indebtedness having a maturity date at least 91 days after March 31, 2014.  Borrowings under the revolving credit facility will bear interest at a margin of 4.25% over the Eurodollar Base Rate for Eurodollar borrowings and 3.25% over the Base Rate for Base Rate borrowings.  The revolving credit facility includes an unused commitment fee equal to 1.0%.  We may request letters of credit to be issued under the revolving credit facility of up to $7.5 million, with any outstanding letters of credit reducing the total amount available for borrowing under the revolving credit facility.  Approximately $11.0 million remained available for borrowing under our revolving credit facility as of May 11, 2010 after reducing total availability by approximately $4.0 million for an outstanding letter of credit.

On March 14, 2008, we borrowed approximately $110.3 million under an unsecured term loan facility to allow us to redeem all of the senior subordinated notes then outstanding.  The Unsecured Term Loan bears interest at the prime rate plus 11.5% per annum and matures in 2013.

The senior credit facility is secured by substantially all of our assets, requires quarterly principal payments of $0.8 million and requires potential annual prepayments based on a calculation of “Excess Cash Flow,” as defined in the Senior Credit Agreement, due in the first quarter of the subsequent year.   We made $30.0 million in principal prepayments on the Non-Extending Term Loans in December 2009 which were applied to offset any required Excess Cash Flow prepayment.  As a result, we were not required to make additional principal prepayments in the first quarter of 2010.  We are currently not able to estimate whether any Excess Cash Flow prepayment will be required for the year ending December 31, 2010.

The Senior Credit Agreement and Unsecured Term Loan Agreement contain certain covenants and restrictions, including with respect to our ability to incur debt, based on earnings before interest, taxes, depreciation and amortization, or EBITDA.  While the definition of EBITDA varies slightly among the Senior Credit Agreement and Unsecured Term Loan Agreement, EBITDA is generally derived by adding to income (loss) before income taxes, the sum of interest expense, depreciation and amortization expense, including amortization of deferred customer acquisition costs less amortization of deferred customer acquisition revenue.

The following table presents the financial ratios required by our Senior Credit Agreement and Unsecured Term Loan Agreement through December 31, 2010 and our actual ratios as of March 31, 2010.

Debt Instrument	Financial Covenants	Ratio Requirements	Actual Ratio as of March 31, 2010
Senior Credit Agreement	Consolidated Leverage Ratio (consolidated total debt on last day of period/consolidated EBITDA for most recent four fiscal quarters)	Q4 2009 through Q3 2010: Less than 5.5:1.0 Q4 2010; less than 5.25:1.0	3.09:1.0

	Consolidated Interest Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Q4 2009 through Q3 2010: Greater than 2.0:1.0 Q4 2010; Greater than 2.05:1.0	3.26:1.0

Unsecured Term Loan Agreement	Consolidated Fixed Charge Coverage Ratio (consolidated EBITDA for most recent four fiscal quarters/consolidated interest expense for most recent four fiscal quarters)	Greater than 2.25:1.0	2.95:1.0

At March 31, 2010, we were in compliance with the financial covenants and other maintenance tests for all our debt obligations.  The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in our Senior Credit Agreement are maintenance tests and the Consolidated Fixed Charge Coverage Ratio contained in our Unsecured Term Loan Agreement is a debt incurrence test.  We cannot be deemed to be in default solely due to failure to meet debt incurrence tests.  However, failure to meet debt incurrence tests could result in restriction on our ability to incur additional ratio indebtedness.  We believe that should we fail to meet the minimum Consolidated Fixed Charge Coverage Ratios in our Unsecured Term Loan Agreement, our ability to borrow additional funds under other permitted indebtedness provisions in our Unsecured Term Loan Agreement and Senior Credit Agreement would provide us with sufficient liquidity for our currently foreseeable operational needs.  We are prohibited from paying cash dividends to our stockholders under covenants contained in our Senior Credit Agreement.

Cash Flow

Operating Cash Flows for the Three Months Ended March 31, 2010.  Our operations provided cash of $14.7 million and $21.0 million in the first three months of 2010 and 2009, respectively.  We expect to continue to generate cash from operating activities in excess of the cash required for operations and interest payments due in the twelve months following the date of the financial statements included in this report.  Working capital was a deficit of $7.6 million and $18.4 million as of March 31, 2010 and December 31, 2009, respectively.  The improvement in the working capital deficit at March 31, 2010 is primarily related to improvements in operating results including higher cash balances at March 31, 2010.

Investing Cash Flows for the Three Months Ended March 31, 2010.  We used a net $6.1 million and $7.0 million for our investing activities for the first three months of 2010 and 2009, respectively.  We invested a net $5.4 million in cash to install and acquire new accounts (including rental equipment) and $0.8 million to acquire fixed assets in the first three months of 2010.  We also received $0.1 million from the sale of accounts and other assets.  We invested a net $6.2 million in cash to install and acquire new accounts (including rental equipment) and $0.8 million to acquire fixed assets in the first three months of 2009.

Financing Cash Flows for the Three Months Ended March 31, 2010.  Financing activities used a net $1.4 million in each of the first three months of 2010 and 2009, respectively, related to the repayment of borrowings under our senior credit facility and capital leases.

Capital Expenditures

Assuming we have available funds, net capital expenditures for 2010 (inclusive of $6.2 million spent through March 31, 2010) are expected to be $43 million, of which $6 million is expected to be used for fixed asset purchases, with the balance to be used for net customer acquisition costs and non-monitored leased equipment.  These estimates are prepared for planning purposes and are revised from time to time.  Actual expenditures for these and other items not presently anticipated may vary materially from these estimates during the course of the years presented.

Material Commitments

Our contractual cash obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes in these commitments from that reported in our Annual Report on Form 10-K for the year ended December 31, 2009.  We have future, material, long-term commitments, which, as of March 31, 2010, included $332.8 million related to the senior credit facility and $110.3 million related to the Unsecured Term Loan.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions or commitments as of or for the three months ended March 31, 2010, other than as disclosed in this report.

Credit Ratings

Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  As of May 11, 2010, our senior credit facility was rated as follows (our Unsecured Term Loan is not rated).

	Senior Credit Facility	Outlook
S & P	BB	Stable
Moody’s	Ba3	Stable

Tax Matters

We generally do not expect to be in a position to record tax benefits for losses incurred in the future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Unsecured Term Loan is a variable rate debt instrument with borrowings of $110.3 million outstanding as of May 11, 2010.  Our senior credit facility is a variable rate debt instrument, and as of May 11, 2010, we had borrowings of $332.8 million outstanding.  The New and Extending Term Loans of the senior credit facility bear interest at a margin of 4.25% over the Eurodollar Base Rate (subject to a 2.0% LIBOR floor) and 3.25% over the Base Rate (subject to a 3.0% Prime Rate floor).  We have three interest rate swap agreements to fix the interest rate of $250 million of our variable rate debt under the senior credit facility, which fix the interest rate at a one month LIBOR rate of 3.15% to 3.19%.  The interest rate swaps were de-designated as cash flow hedges in conjunction with the debt refinancing that occurred in the fourth quarter of 2009.

As of May 11, 2010, the one-month LIBOR was 0.34% and the prime rate was 3.25%.  The table below reflects the impact on pre-tax income of changes in the rates at May 11, 2010 in LIBOR and the prime rate on our debt and the impact on pre-tax income of changes in LIBOR on the interest rate swaps (in thousands):

(Decrease) Increase in index rate	(2.00)%	(1.00)%	0.00%	1.00%	2.00%	3.00%	4.00%
Increase (Decrease) in pre-tax income:
Debt	$2,398	$1,295	$0	$(1,666)	$(4,272)	$(8,703)	$(13,135)
Interest rate swaps	(549)	(549)	0	1,537	3,073	4,610	6,147
Net increase (decrease) in pre-tax income:	$1,849	$746	$0	$(129)	$(1,199)	$(4,093)	$(6,988)

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. As of March 31, 2010, the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and our chief financial officer, concluded that its disclosure controls and procedures are effective (a) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the quarter ended March 31, 2010.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.   RISK FACTORS.

The market price of our common stock has been, and may continue to be, materially affected by the proposed Offer and Merger and could be materially affected by the termination of the Merger Agreement.

The current market price of our common stock may reflect, among other things, the commencement and anticipated completion of the Offer and Merger.  The current market price is higher than the price before the proposed Offer was announced on April 26, 2010 and higher than the price before we announced the commencement of the process to explore and evaluate strategic alternatives.  The completion of the Offer and Merger are subject to conditions and termination rights contained in the Merger Agreement.  Accordingly, there can be no assurance that the proposed Offer and Merger will be completed.  In the event that the Offer and Merger are not completed, our stock price may be materially and adversely affected.

Litigation and uncertainties associated with the transactions contemplated by the Merger Agreement may have a material adverse effect on our ability to complete the transaction.

Litigation has been instituted by purported stockholders of ours, on behalf of themselves and as putative class actions, against us and our board of directors, among others involved, as a result of the proposed transactions. See Note 9 “Commitments and Contingencies — Shareholder Litigation” to our Condensed Consolidated Financial Statements for additional information.  Also, various law firms have announced that they are investigating possible claims against our board of directors as a result of the proposed transactions which may result in new litigation relating to the proposed transactions. Litigation relating to the proposed transactions may require us to expend significant amounts of money, may require significant time from our management, and may result in an adverse settlement, injunction barring or delaying the proposed transactions, or judgment against us or our directors which could have a material adverse effect on our ability to complete the transactions which could be detrimental to our stockholders.

In addition, the following uncertainties, among others, could have a material adverse effect on our business operations and financial results which could be detrimental to our stockholders if the Offer and Merger are not completed:

•      the uncertainty associated with a potential change in control of our Company could negatively affect our ability to retain and attract key management, sales, marketing and other personnel which we rely on to operate our business;

•      our customers, suppliers and marketing partners may delay or defer decisions relating to their ongoing and future relationships with us or terminate their relationships with us, which could negatively affect our revenues, earnings and cash flows;

•      we will incur significant costs, including financial and legal advisory fees, relating to the proposed Offer and Merger even if the proposed transactions are not completed; and

•      under the Merger Agreement, we may be required to pay to Protection Holdings, LLC a termination fee of $8.0  million if the Merger Agreement is terminated under certain circumstances.

The Merger Agreement contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Merger Agreement contains restrictive covenants that limit our ability to take certain actions during the period prior to the completion of the proposed Offer and Merger.  Although the Merger Agreement provides that Protection Holdings, LLC will not unreasonably withhold its consent to us taking otherwise prohibited actions, there can be no assurances that Protection Holdings, LLC will grant such consent.  These restrictions include limitations on our ability to, among other things, make certain acquisitions, incur additional indebtedness, terminate, amend or enter into any material contract, make capital expenditures or enter into new lines of business, each of which may materially adversely affect our ability to react to changes in market conditions or take advantage of business opportunities, which could be detrimental to our stockholders in the event the Offer and Merger are not completed.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of April 26, 2010, by and among Protection Holdings, LLC, Protection Acquisition Sub, Inc. and Protection One, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 26, 2010).

2.2

Tender and Support Agreement, dated as of April 26, 2010, by and among POI Acquisition, L.L.C., Protection Holdings, LLC and Protection Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K dated April 26, 2010).

2.3

Tender and Support Agreement, dated as of April 26, 2010, by and among Monarch Alternative Capital LP, Protection Holdings, LLC and Protection Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K dated April 26, 2010).

2.4	Guaranty dated as of April 26, 2010, by GTCR Fund IX/A, L.P. in favor of Protection One, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 26, 2010).
2.5

Letter Agreement, dated as of April 26, 2010, by and among POI Acquisition, L.L.C., Monarch Alternative Capital, LP and the Company (incorporated by reference to Exhibit (e)(7) of the Schedule 14D-9 filed on May 3, 2010).

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

Date:	May 13, 2010	PROTECTION ONE, INC.

		By:	/s/ Darius G. Nevin
Darius G. Nevin, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)